Form 10QSB
period 2000-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2000-11-22
CIK 1041514

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2000
                                 -------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

  Commission File Number: 65-0903895
                         -------------------------------------

                          NET 1 UEPS TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           FLORIDA                                      65-0903895
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    507-700 West Pender Street
Vancouver, British Columbia, Canada                        V6C1G8
--------------------------------------------------------------------------------
   Address of executive offices)                         (Zip Code)


Registrant's telephone number, including area code:    (604) 669-4561
                                                   ---------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if changed since last
Report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dated.

Common Stock Outstanding as of September 30, 2000: 15,602,856 Shares

                          NET I UEPS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet at September 30, 2000 (unaudited) and at December 31, 1999.

         Condensed Statements of Operations (Unaudited) for the nine months ended September 30, 2000 and 1999, the three months ended September 30, 2000 and 1999 and from May 8, 1997 (inception) to September 30, 2000.

         Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2000 and 1999 and from May 8, 1997 (inception) to September 30, 2000.

         Notes to Financial Statements.

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

                                                              September 30,     December 31,
                                                                  2000             1999
                                                                    $                $
                                                              ------------      ------------
                                                               (unaudited)       (audited)
                                     Assets
Current Assets
      Cash                                                         18,580          71,635
      Prepaid expenses                                                 --          12,540

Total Current Assets                                               18,580          84,175
Property, Plant and Equipment (Note 3)                                939           1,267
Intangible Assets (Note 4)                                          5,682           2,028

Total Assets                                                       25,201          87,470

                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts payable                                            295,820         140,720
      Accrued liabilities                                           1,000           5,000

Total Current Liabilities                                         296,820         145,720

Contingency (Note 1)
Subsequent Event (Note 7)

Stockholders' Equity
Common Stock, 100,000,000 shares authorized,
      par value $.001 per share, 15,602,856 and 10,873,244
      issued and outstanding respectively                          15,602          10,873

      Additional Paid in Capital                                  991,769         991,769

                                                                1,007,371       1,002,642

Preferred Stock, 3,000,000 shares authorized, par value
      $0.10 per share, none issued                                     --              --

Deficit Accumulated During the Development Stage               (1,278,990)     (1,060,892)

Total Stockholders' Equity (Deficit)                             (271,619)        (58,250)

Total Liabilities and Stockholders' Equity                         25,201          87,470


(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations

                                        Accumulated from
                                           May 8, 1997        Three months     Three months      Nine months     Nine months
                                           (Inception)            ended            ended            ended           ended
                                        to September 30,      September 30,    September 30,    September 30,   September 30,
                                               2000               2000             1999             2000             1999
                                       ------------------     -------------      -----------      -----------      -----------
                                                $                   $                $                $               $
                                           (unaudited)         (unaudited)      (unaudited)      (unaudited)     (unaudited)
Revenues                                             --               --               --               --               --

Administrative Expenses
     Amortization                                 4,861              678              260            1,403              733
     Bank charges                                 3,379               39              200              469              720
     Consulting                                 567,843           46,500           44,000          159,500          114,000
     Foreign exchange                             8,088              (10)              --              740               --
     Investor relations - advertising            22,907               --               --               --               --
     Investor relations - consulting             37,574               --               --               --               --
     Office, rent and telephone                 126,424            4,037               --           12,085           13,932
     Professional fees                          288,606           16,385           15,332           33,689           39,349
     Subcontract                                 23,987               --               --               --               --
     Transfer agent and regulatory fees          24,729               --              550            2,245           10,904
     Travel                                     170,592               --               --            7,966               --
                                             (1,278,990)          67,629           60,342          218,097          179,638

Net Loss                                     (1,278,990)         (67,629)         (60,342)        (218,097)        (179,638)

Net Loss Per Share                                                 (.004)           (.006)           (.016)           (.017)

Weighted Average Shares Outstanding                           15,602,856       10,873,000       13,500,806       10,873,000

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                            Accumulated from
                                               May 8, 1997      Three months     Three months      Nine months     Nine months
                                               (Inception)          ended            ended            ended           ended
                                            to September 30,    September 30,    September 30,    September 30,   September 30,
                                                  2000               2000            1999             2000            1999
                                           ------------------   -------------    -------------    -------------   -------------
                                                    $                 $                $                $               $
                                               (unaudited)       (unaudited)      (unaudited)      (unaudited)     (unaudited)
Cash Flows to Operating Activities
     Net loss                                   (1,278,990)        (67,629)        (60,342)       (218,097)       (179,638)
     Adjustment to reconcile net loss
         to cash
         Amortization                                4,922             678             260           1,403             733
     Change in non-cash working
         capital items
         Increase (decrease) in accounts
            payable and accrued liabilities        296,819          63,249          39,332         151,099        (118,628)
         (Increase) decrease in prepaid
            expenses                                    --              --         (10,000)         12,540         (10,000)

Net Cash Used in Operating Activities             (977,249)         (3,702)        (30,750)        (53,055)       (307,533)

Cash Flows from Financing Activities
     Increase in capital stock                     998,010              --              --              --              --

Net Cash Provided by Financing Activities          998,010              --              --              --              --

Cash Flows to Investing Activities
     (Increase) in property, plant
        and equipment                               (2,181)             --              --              --              --

Net Cash Used in Investing Activities               (2,181)             --              --              --              --

Increase (decrease) in cash                         18,580          (3,702)        (30,750)        (53,055)       (307,533)
Cash - beginning of period                              --          22,282         152,687          71,635         429,470

Cash - end of period                                18,580          18,580         121,937          18,580         121,937

Non-Cash Financing Activities
     9,361,846 shares issued for an
     exclusive license (Note 4)                      9,361              --              --           4,729              --

Supplemental Disclosures
     Interest paid                                      --              --              --              --              --
     Income tax paid                                    --              --              --              --              --

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

1.   Development Stage Company

     Net 1 UEPS Technologies, Inc. herein ("the Company") was incorporated in the State of Florida on May 8, 1997.

     The Company is a development stage company engaged in the business of commercializing the smart card technology based Universal Electronic Payment System ("UEPS") and Funds Transfer System ("FTS") through the development of strategic alliances with national and international bank and card service organizations. The patent rights (or applications for patents) of the UEPS/FTS technology are for all worldwide territories (except South Africa and its surrounding territories) are held by Net 1 Holdings S.a.r.1., a company incorporated in Luxembourg ("Net 1 Holdings").

     The Company entered into a license agreement, dated May 19, 1997 (the "License Agreement"), with Net 1 Holdings, Net 1 Operations S.a.r.1. and Net 1 Pty (collectively, the "Licensors"), where the licensors granted a non-exclusive license to the Company for the UEPS technology for the issuance of 2,706,122 shares at a fair market value of $0.001 per share. A total of 5,412,244 shares were issued as the Company split the stock on a two new for one old basis. On October 1, 1997 an Amendment to the License Agreement was signed that provided for the transfer of the ownership of the UEPS technology and FTS patents and for the assignment of the Technology License Agreement between VISA International Service Association and Net 1 Holdings, dated July 31, 1997 (the "Visa Agreement") to the Company in consideration for 2,364,806 shares on a pre-split basis, 4,729,612 on a post-split basis. The assignment of the Visa Agreement and the transfer of the ownership of the UEPS technology and FTS patents to the Company were never consummated because certain conditions precedent were never satisfied.

     On May 3, 2000 an agreement entitled "Patent and Technology Agreement" was entered into between the Company and Net 1 Holdings that granted the Company an exclusive marketing license for the UEPS technology and the FTS patents under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. The 4,729,612 shares of Net 1 previously issued into trust in consideration for the Amendment to the License Agreement were thus released to Net 1 Holdings. The above issuances of shares were on a pre-split basis. Net 1 Holdings as at June 30, 2000 owns 10,141,856 common shares of 15,602,856 issued and outstanding common shares, or 65%.

     In a development stage company, management devotes most of its activities to establishing a new business primarily, the development of a detailed business plan, marketing strategy and the raising of funds required to develop and operate the business successfully. Planned principal activities have not yet produced revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The Company has a working capital deficit of $278,240 as at September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     Subsequent to September 30, 2000 the Company has raised $1,000,000 by issuing 250,000 shares at $4.00 per share by way of a private placement. See Note 7.

2.   Summary of Significant Accounting Policies

     (a) Property, Plant and Equipment

     Computer equipment is amortized over five years on a straight-line basis.

     (b)  Intangible Assets

          Costs to acquire exclusive license rights to specific technology are capitalized as incurred. These costs are being amortized on a straight line basis over five years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

     (c)  Foreign Currency Transactions/Balances

          Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

     (d)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (e)  Adjustments

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation.

                                                                           September 30,
                                                                      ----------------------
                                                                        2000         1999
                                                    Accumulated       Net Book     Net Book
                                         Cost      Amortization         Value        Value
                                         ----      ------------       --------     --------
                                           $             $                $            $
                                                                     (unaudited)  (unaudited)
     Computer equipment and software     2,181         1,242              939          1,376

4.   Exclusive License

                                                                          September 30,
                                                                      ----------------------
                                                                        2000         1999
                                                    Accumulated       Net Book     Net Book
                                         Cost      Amortization         Value        Value
                                         ----      ------------         -----        -----
                                           $             $                $            $
                                                                     (unaudited)  (unaudited)
     Exclusive License                   9,361         3,679            5,682         2,636

     See Note 1 for the description of the license and Note 6 for status of the underlying patents.

5.   Related Party Transactions

     (a) Consulting fees include $112,500 (1999 - $Nil) paid or payable to a director; $100,000 of these fees are included in accounts payable at June 30, 2000.

     (b) See Note 1 for an exclusive license purchased from a related party, Net 1 Holdings Ltd.

6.   Legal Proceedings

     (a)  Status of FTS Patents

          FTS was first patented in South Africa in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld in a form slightly different than the original application. Following the issue of the formal decision, a number of the opponents filed an appeal. The appeal proceedings will be heard in two to three years before the Board of Appeal of the European Patent Office. Currently, the granted patent remains effective in each of the designated states and is currently in force.

     (b)  Potential lawsuit

          Serge Belamant, the estate of Andre Mansvelt and Net I Canada Ltd. (a British Columbia corporation whose three shareholders are Serge Belamant, the estate of Andre Mansvelt and John Drove), have been served by John Drove, with a claim to the rights for UEPS for Canada in an action brought before the Supreme Court of Canada in February, 2000. The Company, as the exclusive licensee for UEPS for the world except South Africa, was served by John Drove with a notice of claim in February, 2000. The Company, as the exclusive licensee to the UEPS technology, can potentially expect to be joined as a defendant to this statement of claim. The Company plans to defend any and all claims brought against it.

7.   Subsequent Event

     The Company issued 250,000 shares for $1,000,000 by way of a private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

         OPERATIONS: Management is actively involved in negotiations with established entities in IT services, financial services and wireless applications for partnership agreements to market the FTS patent and the related UEPS technologies and services. The most advanced negotiations are currently in Africa (Malawie, Democratic Republic of Congo, Ghana), Central and South America, Australia and the Northern European countries.

         REVENUES: The Company is still in its development stage and planned principal activities have not commenced or produced revenues.

         Administrative expenses increased from $60,342 for the three months ended September 30, 1999 to $67,629 for the three months ended September 30, 2000, an increase of $7,287. Administrative expenses for the nine months ended September 30, 2000 were $218,097 as compared to $179,638 for the nine months ended September 30, 1999, an increase of $38,459. The increase resulted primarily from consulting fees and other administrative costs associated with the Company's filing of its Form 10-SB Registration Statement to become a fully reporting issuer under the Securities Exchange Act of 1934. These expenses for the various periods represented the Company's net loss for each of these periods.

         LIQUIDITY AND CAPITAL RESOURCES: The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

         The Company, subsequent to September 30, 2000 raised $1,000,000 by issuing 250,000 shares at $4.00 per share by way of a private placement. The Company will utilize this cash to fund ongoing administrative expenses until such time that revenues commence from the commercialization of the Company's products.

         The Company believes its current available cash position is sufficient to meet its cash needs on a short-term basis. Management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to develop its business as planned. Management is exploring all avenues to reach a larger and profitable business volume and asset value than originally planned.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 2, 2000, Net 1 issued 250,000 shares of common stock for a total of $1,000,000 or $4.00 per share to a single accredited investor which was unaffiliated with Net 1. Since this investor had access to relevant information concerning the financial statements and operations of Net 1, had the sophistication to evaluate this information and had financial resources to bear the economic risk of this investment, the sale of these shares was exempt frm registration under the Securities Act of 1933 by reason fo Section 4(2) of that Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      (27.1) Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   NET 1 UEPS TECHNOLOGIES, INC.


                                                   By: /s/ Claude Guerard
                                                      --------------------------
                                                        Claude Guerard, CEO

DATED: November 20, 2000