Form 10KSB
period 2000-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2001-04-02
CIK 1041514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                  COMMISSION FILE NUMBER______________________

                          NET 1 UEPS TECHNOLOGIES, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                                  65-0903895
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                          325-744 WEST HASTINGS STREET
                          VANCOUVER B.C., CANADA V6C1A5
                 ----------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (888) 796-2233
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

         Title of Each Class                                                Name of Each Exchange on Which Registered
         -------------------                                                -----------------------------------------
                  NONE                                                                           NONE

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December  31, 2000:  $0

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 22, 2001 ($1.50):
$8,491,500

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 22, 2001, was 15,852,856.

Transitional Small Business Disclosure Format (check one): Yes ___    No   X

                       DOCUMENTS INCORPORATED BY REFERENCE

         THIS ANNUAL REPORT FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-KSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT THE WORDS "ANTICIPATE," "ESTIMATE," "INTENDS," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.


                                     PART 1

ITEM 1.           DESCRIPTION OF BUSINESS

BACKGROUND

         Net 1 UEPS Technologies, Inc. was incorporated under the laws of the State of Florida in May 1997 to acquire and exploit a non-exclusive worldwide license to the "Universal Electronic Payment System" or "UEPS" payment system. The UEPS is a software application that utilizes the "Funds Transfer System" or "FTS" patents held by Net 1 Holdings S.a.r.l. "Net 1 Holdings", a 1929 company incorporated in Luxembourg. In this report, we refer to Net 1 UEPS Technologies, Inc. as "Net 1," "we," or "us." Information in this registration statement gives effect to a 2:1 forward split of our common stock executed in June 1998.

         Net 1 is a development stage company engaged in the business of commercializing the smart card based UEPS through the development of strategic alliances with national and international bank, card service or retail organizations. To date our activities have consisted of acquiring certain exclusive rights to the above- mentioned technology from Net 1 Holdings.

         Our management team devotes most of their activities to establishing a new business, primarily, the development of a detailed business plan, marketing strategy and the raising of the funds required to develop and operate the business successfully. Planned principal activities have not yet produced revenues, and Net 1 has suffered operating losses. Net 1 has working capital of $604,260 as of December 31, 2000. These factors raise substantial doubt about Net 1's ability to continue as a going concern. The ability of Net 1 to complete its long-term business plan depends on whether it is successful in raising the capital it requires through equity financing and developing a market for its products.

         The UEPS technology was developed by Serge Belamant, an executive officer of Net 1, and the late Andre Mansvelt, a former executive officer of Net 1, and the resulting FTS patents (or applications for patents) were assigned to Net 1 Investment Holdings (Pty) Ltd. ("Net 1 (Pty)") with respect to patent rights in South Africa and the surrounding territories, and to Net 1 Holdings with respect to rights in all other territories.

         Net 1 entered into a license agreement, dated May 19, 1997 (the "License Agreement"), with Net 1 Holdings, Net 1 Operations S.a.r.l. and Net 1 Pty (collectively, the "Licensors"), where the licensors granted a non-exclusive license to us for the UEPS technology. On October 1, 1997 an Amendment to the License Agreement was signed that provided for the transfer of the ownership of the UEPS technology and FTS patents world-wide except for South Africa and its surrounding territories and for the assignment of the Technology License Agreement between Visa International Service Association and Net 1 Holdings, dated July 31, 1997 (the "Visa Agreement") to Net 1 in consideration for 4,729,612 shares of common stock of Net 1. The assignment of the Visa Agreement and the transfer of the ownership of the UEPS technology and FTS patents to NET 1 were never consummated because certain conditions precedent were never satisfied.

         On May 3, 2000 we entered into a Patent and Technology Agreement with Net 1 Holdings S.a.r.l. that granted us an exclusive marketing license for the UEPS technology and the FTS patents world-wide except for South Africa and its surrounding territories, under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. The 4,729,612 shares of common stock of Net 1 previously issued in consideration for the Amendment to the License Agreement were released to Net 1 Holdings S.a.r.l.

DESCRIPTION OF OUR BUSINESS

         The following description of our business is intended to provide an understanding of our product and the direction of our initial marketing strategy. As Net 1 is in its developmental stages, any focus described in the following may change and different initiatives may be pursued although none are presently contemplated.

         We intend to develop and implement a branded payment system utilizing our proprietary technology. The payment system network will operate under the name "Net 1." The Net 1 payment system will provide an alternative to existing payment systems such as credit cards, debit cards, bank wires, checks and cash. Net 1's initial focus will be on products where we do not expose ourselves to credit risk.

         The Net 1 system employs cards that are similar to credit cards, but which have a computer chip embedded within them that can both store and process information. The Net 1 system is based on two components developed by the founders of Net 1, the FTS, for which patents have been obtained or applied for in certain jurisdictions, and the UEPS. The FTS describes a secure method of transferring funds from one smart card to another without the need for the card-to-card transaction to be processed through a central computer issuing system, a so-called off-line transaction. The UEPS is a suite of computer programs that incorporates the FTS to deliver a fully integrated payment and settlement system.

         We will license our proprietary technology to other entities which will issue Net 1 cards to their customers. Depending on the specifics of the application, as discussed below, funds are loaded onto the computer chip on the cardholder's card either by the cardholder or by others, including employers or governmental benefit providers. Once loaded with funds, the cardholder may pay for goods or services by transferring funds from his or her card to a merchant that accepts Net 1 cards.

         Unlike other smart card based cash substitute schemes, such as Mondex(R) and VisaCash(R) which have had unsuccessful pilot programs in the past, we believe that the technology underlying the Net 1 payment system offers a variety of benefits to the cardholder which makes the Net 1 system much more than merely a substitute for cash.

         As two brief examples:

         * the system is designed to be loss tolerant, in the event that a card is lost or stolen, the funds loaded onto the card cannot be used by a third party and the card can be replaced once reported lost or stolen, and

         * funds can be securely transferred off-line from one card to another. A cardholder with a home card reader/terminal can pay for goods bought over the Internet from a merchant that accepts the card without the need to transmit personal account information over the Internet.

         In addition, interest can be paid on account balances. The benefits that are inherent in the Net 1 system make the system attractive to issuers, cardholders and merchants in geographically and economically diverse areas.

         We are in the developmental stages of our business and for the next twelve months intend to focus on attracting the necessary capital to implement our business plan as described below. No assurances can be given that we will be successful in attracting capital or meeting our business objectives.

OUR TECHNOLOGY

         Net 1's technological platform is based on two fundamental components:

         *        the FTS patents; and

         *        the UEPS.

         FTS Patents. The FTS describes a method through which funds can be transferred from one smart card to another in a secure and off-line manner. Off-line for these purposes refers to a transaction which is effected when there is no contact with the card issuer or authorization center at the time of the transaction. The FTS also incorporates how these cards can be loaded or re-loaded with funds as well as how these funds can be redeemed for value in a banking or non-banking environment. The FTS patents have been registered in the United States, Europe, South Africa and a number of other countries that have patent agreements with these countries. The FTS is registered in the United States Patent & Trademark Office under registration number 5,175,416 and in the European Patent Office under the publication number 0 421 808 B1.

         Status of FTS Patents. FTS was first patented in South Africa in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld in a form slightly different than the original application. Following the issue of the formal decision, a number of the opponents filed an appeal. The appeal proceedings will be heard in two to three years before the Board of Appeal of the European Patent Office. Currently, the granted patent remains effective in each of the designated states and is currently in force.

         The methodology protected by the FTS patents makes possible a payment system that is affordable, secure and flexible. The system is affordable because transactions occur between the computer chips embedded in the two smart cards involved using a relatively inexpensive self contained terminal. There is, therefore, no need for existing infrastructures such as electricity, telephone or data transmission. The Net 1 payment system utilizing the FTS is secure because all transactions are verified (i.e., confirmation of the actual transfer of the funds) between the two smart cards which are involved in the transaction using advanced hardware tamper protection and cryptographic systems, together with protocols and techniques developed by the founders of Net 1. Finally, the FTS is flexible because transactions are completed off-line so that there are virtually no restrictions on the locations in which verified transactions can occur.

         UEPS. The UEPS is a suite of software programs that incorporates the FTS patent to deliver a fully integrated payment and settlement system. The first version of the UEPS system was released in 1991. The programs included in the UEPS include both the software which is included in the computer chip embedded in each smart card as well as the software required to maintain the payment system. UEPS provides all the functions that are necessary to issue and manage a smart card and terminal base as well as those needed to effect settlement between all the operators and participants. UEPS is fully traceable and auditable and can provide advanced facilities such as loss tolerance and interest distribution. UEPS is scalable and can be made available to well established market leaders or as a starter kit to smaller organizations.

IDENTIFIED SOURCES OF REVENUE

         Net 1 has identified several potential general sources of revenue including:

         *        manufacture licensing,

         *        usage licensing,

         *        joint ventures, and

         *        hardware sales.

         None of these sources of revenue have yet been developed and there can be no assurance that they will develop.

         Manufacture Licensing. Licenses will be required by all manufacturers that produce smart cards that incorporate into their embedded computer chip applications that utilize the FTS patents. Net 1 intends to charge a fee to smart card manufacturers for each smart card produced by such manufacturer that includes the FTS application. In addition, it is anticipated that a yearly fee will also be charged which will entitle the manufacturers to product information and workshop materials from Net 1.

         Manufacturers of point of sale terminals and prepaid utility meter terminals who wish to produce terminals capable of supporting FTS based applications will be licensed by Net 1. It is anticipated that these manufacturer licenses will be based on a variety of payment systems including, for example, annual payments, per-terminal payments or transaction fees, depending upon the particular circumstances. Generally, the terminals used in connection with the FTS/UEPS based payment system, unlike other payment systems, do not require a great deal of technology as the security process used by the payment system is managed in its entirety by the two smart cards transacting at the time. Manufacturers, therefore, can mass-produce low cost terminals for the Net 1 FTS/UEPS payment systems.

         Usage Licensing. We will license entities that will operate specific applications that use FTS intellectual property or the combined FTS/UEPS payment system. We anticipate that the license fees for these licenses will include a combination of annual fees as well as transaction fees.

         Joint Ventures. We will explore opportunities to form joint ventures with entities within particular geographic territories. The joint venturer would then act as a system operator in that territory. Under this scenario we will act as a licensor and may have an equity interest or other participation in the licensee. It is contemplated that we will enter into technology and know-how transfer agreements in exchange for our interest in the joint venture and the other joint venture partner or partners will contribute capital and other expertise necessary to exploit the technology in the given territory.

         Hardware Sales. We will pursue arrangements with smart card and terminal manufacturers which will enable us to purchase these items of hardware in volume at preferential prices. We contemplate selling these items to our licensees, passing along a portion of the price savings.

MARKET FOCUS

         In an effort to allocate our resources in an efficient manner, management of Net 1 has identified two distinct markets for our products based on the benefits that cardholders, merchant cardholders and others would find desirable from the payment system. Net 1 has developed marketing strategies to develop these two markets. The first market is one which has a reliable, extensive and inexpensive telecommunications network, with a considerable penetration of credit and debit card services, and in which the vast majority of the population has access to banking products. For our purposes, this market is referred to as the "developed market." The second market is characterized by regions which do not have reliable, extensive and inexpensive telecommunications and related infrastructure systems, where there is relatively little penetration of credit or debit cards and/or where a large portion of the population does not have access to traditional banking services. The second market is referred to as the "less developed market."

         The Developed Markets. Our principal competition in the developed markets is the existing installed base of credit and traditional on-line debit cards, as well as cash, checks and other forms of payment. In addition, several other companies are developing smart card based payment systems. In order to effectively compete in this market, an alternative payment system must offer some identifiable benefit to the cardholder and the merchant cardholder. We believe that our product offers substantial benefits over existing payment systems in connection with payments for goods and services over the Internet and other selected environments.

         One significant impediment to the growth of commerce over the Internet is the reluctance of consumers to broadcast sensitive credit or debit account information over the Internet. Moreover, Internet transactions settled by credit card are not generally verified, resulting in increased costs for the on-line merchant. There is a need in this market for a payment system which can provide on-line merchants with instant, verified (i.e., the equivalent of receiving cash) transfers of payments from customers while not requiring the customer to transmit any information over the Internet which can access or even identify the customer's payment account. We believe that the Net 1 FTS/UEPS payment system can meet these objectives as well as provide additional benefits to on-line consumers and merchants.

         We envision a system in which consumers can use their existing account at a financial institution to load their cards with funds. This procedure will be able to operate in many different ways depending on the relationship between Net 1 and the specific financial institution. If no relationship exists, a simple debit or stop order could be used to allow the cardholder to load his or her UEPS smart card through a simple Internet application. In the case where the financial institution is a licensee of Net 1, the debit or stop order would not be required to achieve the above mentioned result. Interest rates and other incentives could be offered to cardholders as an incentive to maintain higher balances on their UEPS smart cards. Internet merchants would then be able to accept guaranteed payments for the goods or services they offer over the Internet. Merchants and service providers would be able to deposit these payments in any financial institution on a daily basis. Cardholders would be protected against the unauthorized use of their card and would always maintain a full audit trail of all their transactions.

         Net 1's Internet payment solution is no different to its standard off-line point-of-sale transaction. Our ability to readily adapt UEPS to Internet transactions is due to the patented end-to-end security protocol that ensures that any active communication can only be interpreted by the cardholder and the merchant cardholders. We believe that the risk of fraud, repudiation or non-payment is reduced compared to competing systems.

         Net 1 intends to have a system that can provide payment functionality in pay-as-you-use services. These services include, for example, access to databases or other information systems, professional advice or advanced software or special application systems. There are other competing systems that have been proposed for these markets. Our continuous debit function could ensure that payment is made while the service is being used. This same functionality can be used in applications such as fuel dispensing and telephonic communication.

         We intend to market this product to on-line retailers and service providers and will develop a final product based on the specifications for the system required by these entities. Once there is a sufficient installed base of cards, Net 1 will then broaden its focus to conventional banking and retail applications in these markets.

         Less Developed Markets. Net 1's present competition in the less developed markets is principally cash. In addition, other companies are developing smart card based systems for these markets, and these systems may be competitive. The less developed markets comprise the great majority of the world's population, and there is currently no alternative to cash in these markets. Due to their lack of infrastructure, these markets have not been particularly attractive to alternative payment systems such as debit and credit cards, and for the most part, entities such as Visa and MasterCard have not attempted to enter these markets. Net 1 believes that its product is particularly well suited for these markets, and while individual transactions may be smaller than in more well developed markets, the volume of these transactions is potentially much greater, representing a significant opportunity for us, our licensees and joint venture partners.

         Net 1's goal in these markets is to provide a payment system to the population as an alternative to cash. Cash is expensive to handle and is particularly prone to theft. Moreover, since people in the less developed markets do not have access to traditional banking products, they therefore do not deposit their money in secure savings accounts on which they earn interest. The Net 1 FTS/UEPS system can enhance the lives of the populations of these developing markets by affording them much greater security with respect to their money and making available banking products such as interest bearing savings accounts. In addition, by simplifying the administrative burden and removing the costs associated with handling cash, a Net 1 FTS/UEPS system will result in significant savings to employers, governments and merchants. A significant focus of Net 1 in these markets, therefore, is to identify licensees and/or joint venture partners located in these regions that it believes will be in a position to effectively market the payment system to employers and governments.

         The general strategy is to market the system to those who presently transfer money to others, as wages in the case of employers and as government benefits in the case of governments. These entities would enter into arrangements with a card issuer, who would issue cards to their employees or beneficiaries. The wages or benefits for these cardholders would then be loaded onto their cards, thus avoiding the need for the distribution of cash or checks. The funds loaded onto the cards could then be used at local merchants that accept the card for purchases of goods and services. Cash could also be obtained from the card at local banks or retail establishments. The goal is to develop a large installed cardholder base in the most efficient manner. Once a region has a sufficient number of cardholders, additional merchants can be solicited and the payment system expanded. As the cardholder base grows, additional benefits inherent in the Net 1 FTS/UEPS system will become recognized and the system will continue to grow. Net 1 is also exploring initiatives in these markets to utilize the FTS/UEPS system in connection with public transportation, taxis and prepaid utility services such as telephones, electricity and water.

COMPETITION

         Separate from competition from cash, checks, credit and debit cards and other existing payment systems, Net 1 has identified a number of other products currently being produced which use smart card technology in connection with a fund transfer system. These include Mondex, Proton and EMV, which represent products from Visa, MasterCard and Europay. We believe that the UEPS technology can be distinguished from these competitors in a number of significant ways.

         The most important differences between our competition and Net 1 are listed below:

          * since little or no technology is required in the terminal itself, terminals can be manufactured, distributed and installed at a fraction of the cost of other similar terminals which require sophisticated security and communications modules;

          * the terminal network can operate "off-line" (i.e. without the need for a data communication session to be active during the transaction) or "on line" through the use of any communications infrastructure, including satellite, micro-wave, radio, land lines or any other distribution channel;

          * each transaction has a unique transaction sequencing algorithm that allows verifiable auditing of the transaction creating a loss tolerant system. From a practical perspective, this enables the detection and subsequent elimination of fraudulent activity and an ability to replace lost or stolen cards; and

          * the encryption security protocols enable cardholders to receive fund loading instructions from a third party through any insecure communications channel such as word of mouth, telephone, newspaper or any analogue or digital network.

         In addition, the UEPS technology includes functionality that allows:

         * transparent and automatic recovery in the event of transaction failure resulting from terminal hardware or software problems;

          * the smart card itself can be used as proof of purchase, replacing the need for a separate ticket and ticketing system, for example, on buses, trains or the lottery;

         * continuous debiting which in turn allows for simultaneous vending and debiting in unattended environments such as fuel dispensing and telephony;

         * speed of processing that is mandatory in applications such as transportation and access control; and

          * open or restricted purses that are required to implement certain applications such as pension and welfare distribution and specific funding initiatives.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Net 1 rents office facilities and services on an as needed basis at suite 325-744 West Hastings Street, Vancouver B.C. Canada from Gilmour, McKay Roberts Consulting Limited, one of our financial consultants. We rent the offices for One Thousand Dollars ($1,000) per month on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

         In September 1997, John Drove, as petitioner, applied for an order under Section 201 of the Company Act, R.S.B.C. 1996, allowing him to commence a derivative action in the name of Net 1 Products (Canada) Ltd., against the individual respondents Andre Peter Mansvelt and Serge Christian Pierre Belamant, a former officer and current officer of Net 1 respectively, for the alleged wrongful appropriation of a corporate opportunity belonging to Net 1 Products (Canada) Ltd. and for breach of trust and breach of fiduciary duty of the individual respondents to Net 1 Products (Canada) Ltd. A petition was filed in the Supreme Court of British Columbia, Vancouver Registry under case number A972151. Because factual disputes arose between the parties, it was necessary that the petition be converted into an action to enable discovery and a trial to resolve the issues in dispute. We are informed that no written contracts were entered into with the petitioner. On October 5, 1998, the Court ordered that the matter be brought to trial and that it proceed under action number C976027 in the Supreme Court of British Columbia, Vancouver Registry. A writ of summons was subsequently issued by Net 1 Products (Canada) Ltd., as plaintiff, against Andre Peter Mansvelt and Serge Christian Pierre Belamant. The specific relief sought by Net 1 Products (Canada) Ltd. includes a declaration that Net 1 Products (Canada) Ltd. has certain rights to the UEPS Technology within Canada, an accounting with respect to the third party licensing and distribution rights of UEPS in Canada, and an order to transfer to the petitioner certain rights to the UEPS Technology.

         In February 2000, an application to join numerous other entities was filed by Net 1 Products (Canada) Ltd. For strategic purposes, Net 1 may potentially be joined as a defendant in the lawsuit. Because the action is predicated upon alleged oral statements and circumstantial evidence, we believe that any claim against Net 1 will not have a material adverse effect on Net 1. We plan to defend any claims brought against the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS

         There is currently limited public trading of Net 1's common stock on the OTC Bulletin Board under the symbol NUEP. As of February 28, 2001 there were 53 shareholders of record of our common stock. Our common stock traded on the Pink Sheets of the National Quotation System under the symbol NUEP from February 2000 to mid December 2000. During February 2000, our common stock was de-listed from the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. for failure to comply with the phase-in provisions of the OTC Bulletin Board Eligibility Rule which required all companies whose securities are quoted on the OTC Bulletin Board to become reporting companies with the Securities and Exchange Commission. In mid December 2000, our common stock again traded on the OTC Bulletin Board as the Company complied with the OTC Bulletin Board Eligibility Rule. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

                  PERIOD                                      HIGH              LOW
                  ------                                      ----              ---
                  Quarter ended March 31, 1999                $6.75            $3.5
                  Quarter ended June 30, 1999                 $6.00            $3.31
                  Quarter ended September 30, 1999            $4.00             $1.875
                  Quarter ended December 31, 1999             $2.81             $1.375
                  Quarter ended March 31, 2000                $7.93            $2.25
                  Quarter ended June 30, 2000                 $5.75            $3.00
                  Quarter ended September 31, 2000 -          $5.50             $3.65
                  Quarter ended December 31, 2000 -           $4.65             $2.00

         Net 1's transfer agent since May 1997 is Florida Atlantic Stock Transfer Inc., located at 7130 NOB Hill Road, Tamarac, Florida, FL33321.

         Net 1 has never paid cash dividends on its common stock and presently intends to retain future earnings, if any, to finance the expansion of business. Net 1 does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999. OPERATIONS

         Management has been intensively involved in negotiations in view of reaching two main targets required for the future of the Company.

         * To establish a partnership agreement with IT services and financial services entities which would provide the total technical support required by NUEP's licensees to launch and develop their own applications based on the FTS patent and the related UEPS technologies and services.

                  The first partnerships agreement has been signed in February 2001, retroactive to January 1, 2001 with Net 1 Investment Holdings (Pty) Ltd., a South African company for the CMEA area (central Europe, Middle East and Africa region).

         * To develop NUEP's licensee network on a worldwide basis. We have appointed new licensees in Latvia and Burundi and are currently in advanced negotiations with potential licensees in various countries of Africa (Malawi, Kenya, Democratic Republic of the Congo, Ghana and Nigeria) as well as Australia and other countries in South America and the Middle East.

REVENUE

         The Company is still in its development stage. Planned principal activities have not generated revenues at this time. The first income stream is expected in Q2 of 2001 and beyond from license fees and royalty fees.

ADMINISTRATIVE EXPENSES

         Administrative expenses have increased $69,049 from $267,161 in the year 1999 to $336,210 during the year 2000. The increase resulted primarily from consulting fees, business development expenses and administrative costs associated with filing the Form 10SB to become a full reporting public company. Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

OTHER

         In October 2000, the Company raised $1,000,000 by issuing 250,000 shares at $4.00 by way of a private placement. Management continues its efforts to secure the funding required to exploit the FTS/UEPS technology on a worldwide basis.

         Strategic alliances with, and/or investments in companies having expertise in IT services, financial services and proven market penetration are currently being explored in targeted market areas.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

         The Company believes its current available cash position is sufficient to meet its cash needs on a short-term basis.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of our executive officers and directors. Directors will be elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name                        Age              Positions Held
----                        ---              --------------
Serge Belamant               48              Chairman of the Board of Directors

Claude Guerard               59              Director, Chief Executive Officer

David Anthony                51              Secretary and Treasurer

         Serge Christian Pierre Belamant has been a director of Net 1 since its inception in May 1997. From May 1997 to October 2000, Mr. Belamant also served as Chief Executive Officer of Net 1. From June 1997 to present, Mr. Belamant has served as Chief Executive Officer and a director of Net 1 Applied Technology Holdings Limited, a company listed on the Johannesburg Stock Exchange as well as the Chief Technology Officer and a director of Prosperity Holdings Limited, a financial services company. From 1996 to 1997, Mr. Belamant served as a consultant in the development of COPAC (Chip Off-Line Pre-Authorized Card), a product currently being marketed internationally by Visa International. From October 1989 to September 1995, Mr. Belamant served as the managing director of Net 1 Products (Pty) Ltd., a privately owned South African company specializing in the development of advanced technologies in the field of transaction processing and payment systems. Mr. Belamant also serves on the board of a number of other companies that are closely related to the smart card business worldwide. Mr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch Automated Teller Machine network in South Africa that rates today as the third largest ATM switching system in the world. Mr. Belamant has patented a number of inventions ranging from biometrics to gaming as well as the FTS. Mr. Belamant has more than twenty years experience in the fields of operations research, security, biometrics, artificial intelligence and on-line and off-line transaction processing systems.

         Claude Guerard has served as our director since August 1998 and as CEO since October 2000. From December 1996 to October 1999, Mr. Guerard served as Vice President of Gemplus S.C.A., a company in the smart card industry. During this period, Mr. Guerard also served as the Chief Executive Officer of Gemplus' South African division, Chief Executive Officer of Gemplus Gmbh, and general manager of Gemplus' Central and Eastern Europe division. From 1990 to 1996, Mr. Guerard was Chief Executive Officer and Chairman of AM International France, a subsidiary of AM International Corp., a Chicago based multinational graphics and printing company. Mr. Guerard also has sales and management experience in computer/technology and related industries having worked for 13 years at IBM and 8 years with Nashua Corp., a company engaged in the sales and service of office equipment.

         David Anthony has served as Net 1's Secretary and Treasurer since May 1997. From 1991 to 1997, Mr. Anthony was the sole proprietor of an independent financial consulting firm specializing in structuring and funding emerging growth companies, primarily in North America. Previously, from 1986 to 1991, Mr. Anthony was the founder of Professional Canadian Investment Group (Procan), a venture capital firm based in Vancouver, British Columbia.

         Employment Agreements.

         Serge Christian Pierre Belamant and Andre Peter Mansvelt. Since Net 1's inception in May 1997, it was decided that no employment agreement would be entered into by Serge Christian Pierre Belamant or the late Andre Peter Mansvelt and Net 1 until the funding necessary to operate the company would be secured. Although that Mr. Belamant continues to perform his duties as the Chairman of Net 1, he has not been remunerated to date in any form whatsoever. Mr. Belamant has in fact funded Net 1 through Holdings in Luxembourg and Net 1 (Pty) in South Africa.

         Eric Young. Net 1 employed Mr. Young under contract, as an attorney, dedicated to the restructuring of the company from September 1998 to January 2000.

         Claude Guerard. Our majority shareholder, Net 1 Holdings S.a.r.l. entered into a consulting and advisory agreement with Mr. Guerard on October 1, 1999. The term of the agreement was to extend from October 1999 to January 2000, and was extended for a further term to January 2001. In this agreement, Net 1 Holdings S.a.r.l. agreed to pay Mr. Guerard $12,500 per month. Mr. Guerard's responsibilities included the restructuring of the company and the general management of the company. Mr. Guerard's contract could be extended at the discretion of the company once we raise the necessary funds to develop our business plan. Effective October 25, 1999 we assumed all liabilities under the agreement through an assignment of the agreement, releasing Net 1 Holdings S.a.r.l. from the liabilities and responsibilities of the agreement. In 2000, we paid consulting fees totaling $150,000 to Mr. Guerard under this agreement. Of these fees, $25,000 is included in accounts payable at December 31, 2000.

         Board Committees: We do not as yet have an audit committee or a compensation committee. However, as and when we elect independent directors, we expect to organize these committees.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         We are not subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the last three fiscal years, to: (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

                                    Fiscal                             Other Annual                     LTIP     All Other
Name and Principal Position          Year        Salary       Bonus    Compensation     Options/(#)    Payouts  Compensation
---------------------------          ----------------------------------------------------------------------------------------
Serge Belamant, Chairman             2000          --          --          --              --             --          --
                                     1999          --          --          --              --             --          --
                                     1998          --          --          --              --             --          --
Claude Guerard, CEO & Director       2000          --          --          --              --             --          --
                                     1999          --          --          --              --             --          --
                                     1998          --          --          --              --             --          --
David Anthony, Secretary,            2000          --          --          --              --             --          --
Treasurer                            1999          --          --          --              --             --          --
                                     1998          --          --          --              --             --          --

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2000 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

                                                    Percent of
                                    Number of     Total Options/
                                   Securities      SARs Granted
                                   Underlying      To Employees          Exercise Or
                                  Options/SARs       In Fiscal           Base Price
      Name                         Granted (#)          Year               ($/Sh)           Expiration Date
-----------------------------------------------------------------------------------------------------------
Serge Belamant, Chairman               --              --                    --                  --
Claude Guerard, CEO & Director         --              --                    --                  --
David Anthony, Secretary,              --              --                    --                  --
Treasurer

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

None.

OPTION EXERCISES AND HOLDINGS

         The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2000 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                             Shares                                        Unexercised         In-The-Money
                            Acquired                                      Options/SARs         Options/SARs
                               On                         Value           At FY-End (#)        At FY-End ($)
                            Exercise                    Realized          Exercisable/         Exercisable/
      Name                     (#)                         ($)            Unexercisable        Unexercisable
------------------------------------------------------------------------------------------------------------
Serge Gelamant, Chairman      --                           --                  --                  --

Claude Guerard, CEO
and Director                  --                           --                  --                  --

David Anthony, Secretary,     --                           --                  --                  --
and Treasurer

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR


                                     Number         Performance            Estimated Future Payouts Under
                                    of Shares         or Other               Non-Stock Price-Based Plans
                                    Units or        Period Until          --------------------------------
                                  Other Rights       Maturation             Threshold   Target   Maximum
      Name                            (#)             or Payout                ($or #)  ($or #)    ($ or #)
      -------------------------------------------------------------------------------------------------------
Serge Gelamant, Chairman               --                --                     --         --     --
Claude Guerard, CEO and Director       --                --                     --        --      ---
David Anthony, Secretary,              --                --                     --        --      ---
and Treasurer

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

         The Florida Business Corporation Act permits the indemnification of directors, employees, officers and agents of Florida corporations. Net 1's Articles of Incorporation and Bylaws provide that Net 1 shall indemnify its directors and officers to the fullest extent permitted by the Corporation Act. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling Net 1 pursuant to the foregoing provisions, Net 1 has been informed that, in the opinion of the Commission, this indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 28, 2001 with respect to:

         * each person known to us to be the beneficial owner of more than 5% of our common stock;

         *        each of our officers and directors; and

         *        all directors and officers as a group.

         This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 325-744 West Hastings Street, Vancouver, British Columbia, Canada V6C1A5. Information with respect to the percent of class is based on 15,852,856 issued and outstanding shares of common stock as of February 28, 2001.

         Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

                                                                                   Approximate
                                                                                  Percentage of
                                                    No. of                     Outstanding Shares
Name                                                Shares                     Beneficially Owned
----                                                ------                     ------------------
Net 1 Holdings S.a.r.l.                            8,620,578                          55.25%
Gemplus SCA                                        1,521,278                           9.75%
Serge Belamant                                     5,130,813                          32.88%
Claude Guerard                                       608,511                           3.90%
David Anthony                                         50,000                            .32%

All Officers and Directors
As a Group (3 persons)                             5,789,324                          37.10%

         Net 1 Holdings S.a.r.l., whose address is 6, rue Jean Monnet, L-2180 Luxembourg, is a corporation controlled by Cornet Ltd. (52.7%) and a trust structure of which Serge Christian Pierre Belamant, our Chairman (47.3%) is a beneficiary. Net 1 Holdings owns 55.25% of the issued and outstanding common stock of Net 1. Cornet Ltd. whose address is Westaway Chambers, 39 Don Street, St. Helier, Jersey C.I. JE48UA, is a Jersey corporation controlled by Serge Christian Pierre Belamant and the estate of Andre Peter Mansvelt through trust structures. The 1,521,278 shares of common stock owned by Gemplus SCA is not included in the 8,620,578 shares of common stock owned by Net 1 Holdings S.a.r.l.

         Gemplus SCA, whose address is Avenue du Pic De Bertagne, 13884 Gemenos, France, is a French corporation that is the beneficial owner of 1,521,278 (9.75%) shares of common stock of Net 1. Mr. Claude Guerard served as an executive officer of Gemplus from December 1996 to October 1999.

         Serge Belamant, whose address is 43 Carlisle Avenue, Hurlingham, Sandton, 2196, South Africa, is the Chairman of Net 1. He is the beneficial owner of 5,130,813 shares of Net 1's common stock pursuant to direct and indirect shareholdings in Net 1 Holdings S.a.r.l. These shares cannot be voted by Mr. Belamant personally but only by Net 1 Holdings S.a.r.l.

         Claude Guerard, whose address is No. 20 Avenue Pozzo Di Borgo, 92210 Saint-Cloud, France, is the CEO and a director of Net 1. He is indirectly the beneficial owner of 608,511 (3.9%) shares of the common stock through Net 1 Holdings S.a.r.l., Cornet Ltd. and a trust structure. The shares may not be voted by Mr. Guerard but only by Net 1 Holdings S.a.r.l.

         David Anthony is the Secretary and Treasurer of Net 1. Mr. Anthony, as the beneficiary of the estate of Shannon Fitzpatrick, is deemed to beneficially own 50,000 (.32%) shares of the common stock held by the estate of Shannon Fitzpatrick.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We entered into a license agreement, dated May 19, 1997 (the "License Agreement"), with Net 1 Holdings S.a.r.l., Net 1 Operations S.a.r.l. and Net 1 PTY (collectively, the "Licensors"), where the licensors granted a non-exclusive license to us for the UEPS technology world-wide except for South Africa and its surrounding territories. On October 1, 1997 an Amendment to the License Agreement was signed that provided for the transfer of the ownership of the UEPS and FTS technology to Net 1 and for the assignment of the Technology License Agreement between Visa International Service Association and Net 1 Holdings S.a.r.l, dated July 31, 1997 (the "Visa Agreement") under certain conditions precedent in consideration for 4,729,612 shares of common stock of the Net 1. The assignment of the Visa Agreement and the transfer of the ownership of the UEPS technology and FTS patents to NET 1 were never consummated because the conditions precedent were never satisfied.

         On May 3, 2000 an agreement entitled "Patent and Technology Agreement" was entered into by Net 1 and Net 1 Holdings S.a.r.l. granting Net 1 an exclusive marketing license for the UEPS and FTS technology world-wide except for South Africa and its surrounding territories under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. The 4,729,612 shares of common stock of Net 1 previously issued in consideration for the Amendment to the License Agreement were released to Net 1 Holdings S.a.r.l.

         In 1998, consulting fees totaling $102,155 were paid to the President and Director Mr. James Rodgers before his resignation effective August 4, 1998.

         In 1998, consulting fees totaling $65,000 were paid to the Chief Financial Officer Mr. Edwin Austin before his resignation effective August 4, 1998.

         In 1999, consulting fees totaling $ 37,500 were paid to Mr. Claude Guerard, our CEO and one of our directors. Of these fees, $12,500 is included in accounts payable at December 31, 1999.

         In 2000, consulting fees totaling $150,000 were paid to Mr. Guerard. Of these fees, $25,000 is included in accounts payable at December 31, 2000.

         On February 26, 2000, the Company signed a one year agreement effective January 1, 2001, with Net 1 Investment Holdings (Pty) Ltd. to provide the Company with marketing, sales, administrative, financial reporting and technical support services at a rate of $30,000 per month

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:

EXHIBIT
NUMBER                     DESCRIPTION

  1.     Articles of Incorporation of Net 1 UEPS Technologies, Inc. (1)

  2.     Bylaws of Net 1 UEPS Technologies, Inc. (1)

  3. Patent and Technology Agreement, between the Net 1 UEPS Technologies, Inc. and Net 1 Holdings S.a.r.l., dated May 3, 2000. (1)

  10.1 Consulting Agreement between Net 1 Holdings S.a.r.l. and Claude Guerard, dated October 1, 1999. (1)

  10.2 Assignment of Consulting Agreement between Net Holdings S.a.r.l. ("Assignor") and Net 1 UEPS Technologies, Inc. ("Assignee") dated October 25, 1999. (1)

-------------------------

(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form 10-SB.

B.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver B.C., Canada, on March 29, 2001.

                              NET 1 UEPS TECHNOLOGIES, INC.


                              By:  /s/ Claude Guerard
                                 -----------------------------------------
                              Claude Guerard
                              Chief Executive Officer and Director

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


        SIGNATURE                                 TITLE                                      DATE
        ---------                                 -----                                      ----

/s/ Serge Belamant                          Chairman                                      March 29, 2001
------------------------------------
Serge Belamant

/s/ Claude Guerard                          Chief Executive Officer and Director          March 29, 2001
------------------------------------
Claude Guerard

/s/ David Anthony                           Secretary and Treasurer                       March 29, 2001
------------------------------------
David Anthony

Financial Statements

Independent Auditors' Report   F1

Balance Sheets    F2

Statements of Operations   F3

Statements of Cash Flows   F4

Statement of Stockholders' Equity   F5

Notes to the Financial Statements   F6 - F8

                          Independent Auditors' Report

To the Board of Directors
Net 1 UEPS Technologies, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Net 1 UEPS Technologies, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for the period from May 8, 1997 (Inception) to December 31, 2000 and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. (A Development Stage Company), as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from May 8, 1997 (Inception) to December 31, 2000 and the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception. Although the initial absence of revenues or profitable operations is normal for companies in the development stage, these factors may raise doubt about the Company's ability to continue as a going concern. Having regard for these issues, management's plans to address these concerns as well as the progress made subsequent to December 31, 2000 up to the date of this report, are fully discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result due to going concern uncertainties.




CHARTERED ACCOUNTANTS

                                     -F-1-

Vancouver, Canada
February 22, 2001


Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets


                                                                        December 31,
                                                                  2000               1999
                                                                    $                  $
                                     Assets
Current Assets
     Cash                                                        789,613            71,635
     Prepaid expenses                                                 --            12,540

Total Current Assets                                             789,613            84,175
Property, Plant and Equipment (Note 3)                               831             1,267
Intangible Assets (Note 4)                                         5,179             2,028

Total Assets                                                     795,623            87,470

                      Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable (Note 5)                                   182,003           140,720
     Accrued liabilities                                           3,350             5,000

Total Current Liabilities                                        185,353           145,720

Contingent Liabilities (Notes 1 and 6)
Subsequent Event (Note 7)
Stockholders' Equity
Common Stock, 100,000,000 shares authorized,
     par value $.001 per share, 15,852,856 and
     10,873,244 issued and outstanding respectively               15,853            10,873
     Additional Paid in Capital                                1,991,519           991,769

                                                               2,007,372         1,002,642

Preferred Stock, 3,000,000 shares authorized, par value
     $0.10 per share, none issued                                     --                --

Deficit Accumulated During the Development Stage              (1,397,102)       (1,060,892)

Total Stockholders' Equity (Deficit)                             610,270           (58,250)

Total Liabilities and Stockholders' Equity                       795,623            87,470

(See accompanying notes)


Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations


                                                  Accumulated from
                                                    May 8, 1997
                                                    (Inception)                   Years ended
                                                   to December 31,                December 31,
                                                       2000                 2000              1999
                                                         $                    $                 $
Revenues                                                  --                    --                 --

Administrative Expenses
     Amortization                                      5,473                 2,015              1,450
     Bank charges                                      3,953                 1,044              1,051
     Consulting (Note 5)                             643,433               235,090            193,500
     Foreign exchange                                  8,098                   750                 --
     Investor relations - advertising                 22,907                    --                 --
     Investor relations - consulting                  37,574                    --                 --
     Office, rent and telephone                      124,765                10,426             15,907
     Professional fees                               298,831                43,914             44,349
     Subcontract                                      23,987                    --                 --
     Transfer agent and regulatory fees               24,729                 2,245             10,904
     Travel                                          203,827                41,201                 --
     Less interest income                               (475)                 (475)                --

                                                   1,397,102               336,210            267,161

Net Loss                                          (1,397,102)             (336,210)          (267,161)

Net Loss Per Share                                                           (0.03)             (0.02)

Weighted Average Shares Outstanding                                     13,103,000         10,873,000


(See accompanying notes)


Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                            Accumulated from
                                                               May 8, 1997
                                                                (Inception)                  Years ended
                                                               to December 31,               December 31,
                                                                    2000                2000             1999
                                                                      $                   $                $
Cash Flows to Operating Activities
     Net loss                                                    (1,397,102)          (336,210)         (267,161)
     Adjustment to reconcile net loss to cash
         Amortization                                                 5,473              2,015             1,450
     Change in non-cash working capital items
         Increase (decrease) in accounts payable
             and accrued liabilities                                185,354             39,633           (92,124)
         Increase in prepaid expenses                                    --             12,540                --

Net Cash Used in Operating Activities                            (1,206,275)          (282,022)         (357,835)

Cash Flows from Financing Activities
     Increase in capital stock                                    1,998,010          1,000,000                --

Net Cash Provided by Financing Activities                         1,998,010          1,000,000                --

Cash Flows to Investing Activities
     (Increase) in property, plant and equipment                     (2,122)                --                --

Net Cash Used in Investing Activities                                (2,122)                --                --

Increase (decrease) in cash                                         789,613            717,978          (357,835)
Cash - beginning of period                                               --             71,635           429,470

Cash - end of period                                                789,613            789,613            71,635

Non-Cash Financing Activities
     9,361,846 shares were issued for a license (Note 4)              9,362              4,729                --

Supplemental Disclosures
     Interest paid                                                       --                 --                --
     Income tax paid                                                     --                 --                --


(See accompanying notes)


Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Shareholders' Equity
From May 8, 1997 (Inception) to December 31, 2000


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                              Common Stock          Additional                  During the
                                                                       Par Value     Paid-in        Total       Development
                                                           Shares       Amount       Capital        Value          Stage
                                                              #            $            $             $              $
Balance - May 8, 1997 (inception)                                --         --            --            --               --
   Stock issued for license to specific
      technology (Notes 1 and 4)                          2,706,122      2,706            --          2,706              --
   Stock issued to change license to
      exclusive (Notes 1 and 4)                           2,364,806      2,365            --          2,365              --
   Less cancelled in a subsequent year                     (438,694)      (439)           --           (439)             --
   Stock issued for cash at $0.0576 per share             2,600,000      2,600       147,160        149,760              --
   Stock issued for cash at $6.50 per share                 130,500        131       848,119        848,250              --
Net loss for the period                                                                                            (134,729)

Balance - December 31, 1997                               7,362,734      7,363       995,279      1,002,642        (134,729)
   Stock issued pursuant to stock split - net of
      cancelled shares                                    3,510,510      3,510        (3,510)            --              --
Net loss for the year                                                                                              (659,002)

Balance - December 31, 1998                              10,873,244     10,873       991,769      1,002,642        (793,731)
Net loss for the year                                                                                              (267,161)

Balance - December 31, 1999                              10,873,244     10,873       991,769      1,002,642      (1,060,892)
   Stock issued for cash at $4.00 per share                 250,000        250       999,750      1,000,000              --
   Stock issued for license (Notes 1 and 4)               4,729,612      4,730            --          4,730              --
Net loss for the year                                            --         --            --             --        (336,210)

Balance - December 31, 2000                              15,852,856     15,853      1,991,519     2,007,372      (1,397,102)



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

     On May 3, 2000 an agreement entitled "Patent and Technology Agreement" was entered into between the Company and Net 1 Holdings that granted the Company an exclusive marketing license for the UEPS technology and the FTS patent for the world excluding South Africa and its surrounding territories under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. The 4,729,612 shares of Net 1 previously issued into trust in consideration for the Amendment to the License Agreement were thus released to Net 1 Holdings.

     The above issuances of shares were on a pre-split basis. Net 1 Holdings as at June 30, 2000 owns 10,141,856 common shares of 15,602,856 issued and outstanding common shares, or 65%.

     In a development stage company, management devotes most of its activities to establishing a new business primarily, the development of a detailed business plan, marketing strategy and the raising of funds required to develop and operate the business successfully. Planned principal activities have not yet produced revenues and the Company has suffered recurring operating losses as is normal in development stage companies. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

     On December 8, 2000, the Company announced that it granted an option, valid for 120 days, to a corporate management firm, Sandon Overseas Corporation Limited ("Sandon"), to acquire 8,750,000 shares of the Company at $3.50 per share. The purchase price would consist of $7 million in cash and the balance by a combination of cash and capital stock of Net 1 Applied Technology Holdings Ltd., the patent rights holder for South Africa and its surrounding territories, ("Aplitec") equal to 20.1% of the total issued share capital of Aplitec. On February 28, 2001 the Company announced that Sandon had cancelled their option.



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

     (c) Basic and Diluted Net Income (Loss) per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

     (d) Foreign Currency Transactions/Balances

         Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

     (e) Use of Estimates

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

     (f) Tax Accounting

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

         The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

                   Year of Loss                  Amount          Year of
                                                 $             Expiration
                   1997                          135,000          2012
                   1998                          659,000          2013
                   1999                          267,000          2014
                   2000                          336,000          2015
                                               ---------
                                               1,397,000
                                               ---------


Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements


2.       Summary of Significant Accounting Policies

     (f) Tax Accounting (continued)

         Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

         The components of the net deferred tax asset at the end of December 31, 2000 and 1999, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                  2000           1999
                                                    $             $
                   Net Operating Loss            336,210       267,161
                   Statutory Tax Rate                 34%           34%
                   Effective Tax Rate                 --            --
                   Deferred Tax Asset            114,311        90,835
                   Valuation Allowance          (114,311)      (90,835)
                                                ---------      --------
                   Net Deferred Tax Asset             --            --
                                                =========      ========

     (g) Revenue Recognition

         The Company receives revenue from Net1 Holdings SARL from all sales of licenses equal to the Net1 Holdings SARL annual after tax net profit as certified by its auditors in its annual financial statement. The Company will recognize the revenue in the period when the audited financial statements of Net1 Holdings SARL become available. The Company will report the revenue on a net basis as the Company is acting as an agent for Net1 Holdings SARL as per the Patent and Technology agreement date May 3, 2000.


3.   Property, Plant and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.

                                                                           Accumulated       2000           1999
                                                                        Depreciation and   Net Book       Net Book
                                                               Cost       Amortization       Value          Value
                                                                 $              $              $              $

     Computer equipment and software                           2,181          1,350             831        1,267



4.   Intangible Assets

                                                                                             2000           1999
                                                                           Accumulated     Net Book       Net Book
                                                               Cost       Amortization       Value          Value
                                                                 $              $              $              $

     Exclusive License                                         9,361          4,182           5,179        2,028


Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements


     See Note 1 for the description of the license and Note 6 for status of the underlying patents.

5.   Related Party Transactions

     (a) Consulting fees include $150,000 (1999 - $37,500) paid or payable to a director. $25,000 of these fees are included in accounts payable at December 31, 2000.

     (b) See Note 1 for an exclusive license purchased from a related party.


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


7.   Subsequent Event

     On February 26, 2001 the Company signed a one year agreement effective January 1, 2001 with Net 1 Investment Holdings (Pty) Ltd. to provide the Company with marketing, sales, administrative, financial reporting and technical support services at a rate of $30,000 per month.


