Form 10QSB
period 2001-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2001-05-15
CIK 1041514

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                                ------------------------------------------------

                                       OR

[]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------------------------------

     Commission File Number:              65-0903895
                             ---------------------------------------------------

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

325744 West Hastings Street, Vancouver, British Columbia, Canada       V6C1A5
--------------------------------------------------------------------------------
             (Address of executive offices)                           (Zip Code)

Registrant's telephone number, including area code:       (604) 669-4561
                                                   ----------------------------


507-700 West Pender Street, Vancouver, British Columbia, Canada V6C1G8
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if changed since last
Report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dated.

        Common Stock Outstanding as of March 31, 2001: 15,852,856 Shares

                          NET I UEPS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001


                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Condensed Balance Sheet as of March 31, 2001 (unaudited) and as of December 31, 2000.

              Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2001 and 2000.

              Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and 2000.

              Notes to Financial Statements.

Financial Statements

Balance Sheets ...............................................................................     F2

Statements of Operations .....................................................................     F3

Statements of Cash Flows  ....................................................................     F4

Statement of Stockholders' Equity.............................................................     F5

Notes to the Financial Statements  ...........................................................  F6-F8

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

                                                                                          March 31,         December 31,
                                                                                            2001               2000
                                                                                              $                  $
                                                                                         (unaudited)         (audited)
                                                      Assets
Current Asset
    Cash                                                                                   612,289            789,613
Property, Plant and Equipment (Note 3)                                                         721                831
Intangible Assets (Note 4)                                                                   4,689              5,179
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               617,699            795,623
=====================================================================================================================

                                       Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable (Note 5)                                                              175,257            182,003
    Accrued liabilities                                                                          -              3,350
---------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                  175,257            185,353
=====================================================================================================================
Contingent Liabilities (Notes 1 and 6)
Stockholders' Equity
Common Stock, 100,000,000 shares authorized, par value
    $.001 per share, 15,852,856 issued and outstanding                                      15,853             15,853
    Additional Paid in Capital                                                           1,991,519          1,991,519
---------------------------------------------------------------------------------------------------------------------
                                                                                         2,007,372          2,007,372
---------------------------------------------------------------------------------------------------------------------
Preferred Stock, 3,000,000 shares authorized, par value
    $0.10 per share, none issued                                                                --                 --
---------------------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                        (1,564,930)        (1,397,102)
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                 442,442            610,270
=====================================================================================================================
Total Liabilities and Stockholders' Equity                                                 617,699            795,623
=====================================================================================================================

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations

                                                                           Accumulated from
                                                                             May 8, 1997                    Three months
                                                                             (Inception)                       ended
                                                                             to March 31,                     March 31,
                                                                                2001                2001                   2000
                                                                                  $                   $                      $
                                                                             (unaudited)         (unaudited)            (unaudited)
Revenues                                                                              --                  --                  --
-----------------------------------------------------------------------------------------------------------------------------------
Administrative Expenses
    Amortization                                                                   6,072                 599                 362
    Bank charges                                                                   4,644                 691                 199
    Consulting (Note 5)                                                          689,933              46,500              66,500
    Foreign exchange                                                               8,098                  --                 522
    Investor relations - advertising                                              22,907                  --                  --
    Investor relations - consulting                                               37,574                  --                  --
    Office, rent and telephone                                                   124,765                  --               4,171
    Professional fees                                                            309,686              10,855               2,826
    Subcontract                                                                  113,987              90,000                  --
    Transfer agent and regulatory fees                                            24,856                 127               1,695
    Travel                                                                       222,970              19,143               7,966
    Less interest income                                                            (562)                (87)                 --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               1,564,930             167,828              84,241
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                          (1,564,930)           (167,828)
                                                                                                     (84,241)
===================================================================================================================================
Net Loss Per Share                                                                                     (0.01)              (0.01)
===================================================================================================================================
Weighted Average Shares Outstanding                                                               15,853,000          10,873,000
===================================================================================================================================

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                           Accumulated from
                                                                             May 8, 1997              Three months
                                                                             (Inception)                 ended
                                                                             to March 31,               March 31,
                                                                                2001               2001           2000
                                                                                  $                  $               $
                                                                             (unaudited)        (unaudited)     (unaudited)
Cash Flows to Operating Activities
    Net loss                                                                  (1,564,930)        (167,828)        (84,241)
    Adjustment to reconcile net loss to cash
         Amortization                                                              6,072              599             362
    Change in non-cash working capital items
         Increase (decrease) in accounts payable
             and accrued liabilities                                             175,259          (10,095)         36,367
         Decrease (increase) in prepaid expenses                                      --               --           7,536
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                         (1,383,599)        (177,324)        (39,976)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Increase in capital stock                                                  1,998,010               --              --
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      1,998,010               --              --
---------------------------------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
    (Increase) in property, plant and equipment                                   (2,122)              --              --
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (2,122)              --              --
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                      612,289         (177,324)        (39,976)
Cash - beginning of period                                                            --          789,613          71,635
---------------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                             612,289          612,289          31,659
===========================================================================================================================
Non-Cash Financing Activities
    9,361,846 shares were issued for a license (Note 4)                            9,362               --              --
===========================================================================================================================
Supplemental Disclosures

    Interest paid                                                                     --               --              --
    Income tax paid                                                                   --               --              --
===========================================================================================================================

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

         (f)      Adjustments

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

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

3.       Property, Plant and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization.

                                                                                                       March 31,    December 31,
                                                                                     Accumulated         2001           2000
                                                                                   Depreciation and    Net Book       Net Book
                                                                        Cost         Amortization        Value          Value
                                                                          $               $                $              $
                                                                                                      (unaudited)     (audited)
         Computer equipment and software                                2,181            1,460            721            831


4.       Intangible Assets

                                                                                                       March 31,    December 31,
                                                                                     Accumulated         2001           2000
                                                                                   Depreciation and    Net Book       Net Book
                                                                        Cost         Amortization        Value          Value
                                                                          $               $                $              $
                                                                                                      (unaudited)     (audited)
         Exclusive License                                              9,361            4,672            4,689          5,179

         See Note 1 for the description of the license and Note 6 for status of the underlying patents.

5.       Related Party Transactions

         (a) Consulting fees include $37,500 (2000 - $37,500) paid or payable to a director. $25,000 of these fees are included in accounts payable at March 31, 2001. Subcontract costs include $90,000 paid or payable to a company with a common director.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

         OPERATIONS: Management is actively involved in negotiations with established entities in IT services, financial services and wireless applications for partnership agreements to market the FTS patent and the related UEPS technologies and services. On April 6, 2001, the Company issued the Reserve Bank of Malawi, Malawi's central bank, with a license to distribute the Company's FTS/UEPS technology. The Company is currently engaged in advanced stage negotiations with potential licensees of the FTS/UEPS technology in Nigeria, Kenya, Ghana, Congo, Uganda, Chile, Syria and Australia.

         REVENUES: The Company is still in its development stage and planned principal activities have not commenced or produced revenues. First income is expected in the second calendar quarter of 2001.

         Administrative expenses increased from $84,241 for the three months ended March 31, 2000 to $167,828 for the three months ended March 31, 2001, an increase of $83,587. The increase resulted primarily from professional fees associated with operating the company as a public corporation and subcontract fees paid pursuant to an outsourcing agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrator for the Central Europe, Middle East and African regions. The expenses for the periods represented the Company's net loss for each of the periods.

         LIQUIDITY AND CAPITAL RESOURCES: The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

         The Company will utilize capital raised in private placements to fund ongoing administrative expenses until such time that revenues commence from the commercialization of the Company's products.

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

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)      Exhibits required by Item 601 of Regulation S-B

                       None

              (b)      Reports on Form 8-K

                       None

                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NET 1 UEPS TECHNOLOGIES, INC.


                                          By:/s/ Claude Guerard
                                             --------------------------
                                                 Claude Guerard, CEO

DATED: May 14, 2001