Form 10QSB
period 2001-08-14
NET 1 UEPS TECHNOLOGIES INC
filed 2001-08-14
CIK 1041514

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2001
                               -------------------------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                               ---------------------------    ------------------


   Commission File Number:              65-0903895
                           -----------------------------------------------------

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

         Common Stock Outstanding as of June 30, 2001: 15,852,856 Shares

                          NET I UEPS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Balance Sheet as of June 30, 2001 (unaudited) and as of December 31, 2000.

        Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2001 and 2000, for the six months ended June 30, 2001 and 2000, and from the Company's inception, May 8, 1997 through June 30, 2001.

        Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2001 and 2000.

        Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000, AND THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

         OPERATIONS: Management is actively involved in negotiations with established entities in IT services, financial services and wireless applications for partnership agreements to market the FTS patent and the related UEPS technologies and services. On April 6, 2001, the Company issued the Reserve Bank of Malawi, Malawi's central bank, with a license to distribute the Company's FTS/UEPS technology. A national switching and smart card system is currently being installed by the Company's UEPS integrator, with a launch date of October 2001. The Company is currently engaged in advanced stage negotiations with potential licensees of the FTS/UEPS technology in Nigeria, Kenya, Ghana, Congo, Uganda, Chile, Syria and Australia.

         REVENUES: The Company is still in its development stage and planned principal activities have not commenced or produced revenues. Initial income is expected in the third or fourth calendar quarter of 2001.

         ADMINISTRATIVE EXPENSES: Administrative expenses increased from $66,228 for the three months ended June 30, 2000 to $146,184 for the three months ended June 30, 2001, an increase of $79,956; and increased from $150,469 for the six months ended June 30, 2000 to $314,012 for the six months ended June 30, 2001, an increase of $163,543. The increases resulted primarily from subcontract fees paid pursuant to an outsourcing agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrator for the Central Europe, Middle East and African regions. The expenses for the periods represented the Company's net loss for each of the periods.

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

                                        NET 1 UEPS TECHNOLOGIES, INC.


                                        By: /s/ Claude Guerard
                                            ------------------------------------
                                            Claude Guerard, CEO


DATED: August 13, 2001

FINANCIAL STATEMENTS

Balance Sheets..............................................................F2

Statements of Operations....................................................F3

Statements of Cash Flows....................................................F4

Statement of Stockholders' Equity...........................................F5

Notes to the Financial Statements........................................F6-F8

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

                                                                                                June 30,       December 31,
                                                                                                  2001             2000
                                                                                               ----------      ------------
                                                                                                    $                $
                                                                                               (unaudited)       (audited)
                                     Assets

Current Asset
     Cash                                                                                         441,983           789,613
Property, Plant and Equipment (Note 3)                                                                612               831
Intangible Assets (Note 4)                                                                          4,199             5,179
                                                                                               ----------         ---------

Total Assets                                                                                      446,794           795,623
                                                                                               ==========         =========

                      Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable (Note 5)                                                                    150,536           182,003
     Accrued liabilities                                                                               --             3,350
                                                                                               ----------         ---------
Total Current Liabilities                                                                         150,536           185,353
                                                                                               ----------         ---------

Contingent Liabilities (Notes 1 and 6)

Stockholders' Equity
Common Stock, 100,000,000 shares authorized, par value
     $.001 per share, 15,852,856 issued and outstanding                                            15,853            15,853
     Additional Paid in Capital                                                                 1,991,519         1,991,519
                                                                                               ----------         ---------
                                                                                                2,007,372         2,007,372
                                                                                               ----------         ---------
Preferred Stock, 3,000,000 shares authorized, par value
     $0.10 per share, none issued                                                                      --                --
                                                                                               ----------         ---------
Deficit Accumulated During the Development Stage                                               (1,711,114)       (1,397,102)
                                                                                               ----------         ---------
Total Stockholders' Equity                                                                        296,258           610,270
                                                                                               ----------         ---------
Total Liabilities and Stockholders' Equity                                                        446,794           795,623
                                                                                               ==========         =========

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations


                                                         Accumulated
                                                            from             Three months                 Six months
                                                         May 8, 1997            ended                       ended
                                                         (Inception)           June 30,                    June 30,
                                                         to June 30,    -----------------------    -----------------------
                                                            2001          2001          2000          2001          2000
                                                         -----------    ----------  ------------   -----------  -----------
                                                              $             $             $             $             $
                                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues                                                         --            --            --            --            --
                                                        -----------    ----------    ----------    ----------    ----------



Administrative Expenses
     Amortization                                             6,671           599           363         1,198           725
     Bank charges                                             5,359           715           232         1,406           431
     Consulting (Note 5)                                    733,371        43,438        46,500        89,938       113,000
     Foreign exchange                                         8,098            --           228            --           750
     Investor relations - advertising                        22,907            --            --            --            --
     Investor relations - consulting                         37,574            --            --            --            --
     Office, rent and telephone                             128,132         3,367         3,877         3,367         8,048
     Professional fees                                      313,448         3,762        14,478        14,617        17,304
     Subcontract                                            203,987        90,000            --       180,000             -
     Transfer agent and regulatory fees                      24,856            --           550           127         2,245
     Travel                                                 227,353         4,383            --        23,526         7,966
     Less interest income                                      (642)          (80)           --          (167)           --
                                                        -----------    ----------    ----------    ----------    ----------

                                                          1,711,114       146,184        66,228       314,012       150,469
                                                        -----------    ----------    ----------    ----------    ----------

Net Loss                                                 (1,711,114)     (146,184)      (66,228)     (314,012)     (150,469)
                                                        ===========    ==========    ==========    ==========    ==========

Net Loss Per Share                                                           (.01)         (.05)         (.02)         (.01)
                                                        ===========    ==========    ==========    ==========    ==========

Weighted Average Shares Outstanding                                    15,853,000    12,450,000    15,853,000    12,450,000
                                                        ===========    ==========    ==========    ==========    ==========

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows



                                                                                                         Six months
                                                                                                            ended
                                                                                                           June 30,
                                                                                                  ----------------------
                                                                                                     2001          2000
                                                                                                  ---------    ---------
                                                                                                       $             $
                                                                                                  (unaudited)   (unaudited)
Cash Flows to Operating Activities

     Net loss                                                                                      (314,012)    (150,469)
     Adjustment to reconcile net loss to cash
         Amortization                                                                                 1,198          725

     Change in non-cash working capital items
         Increase (decrease) in accounts payable
             and accrued liabilities                                                                (34,816)      87,851
         Decrease in prepaid expenses                                                                    --       12,540
                                                                                                  ---------    ---------

Net Cash Used in Operating Activities                                                              (347,630)     (49,353)
                                                                                                  ---------    ---------

Cash Flows from Financing Activities                                                                     --           --
                                                                                                  ---------    ---------

Cash Flows to Investing Activities                                                                       --           --
                                                                                                  ---------    ---------

Decrease in cash                                                                                   (347,630)     (49,353)

Cash - beginning of period                                                                          789,613       71,635
                                                                                                  ---------    ---------

Cash - end of period                                                                                441,983       22,282
                                                                                                  =========    =========

Non-Cash Financing Activities                                                                            --           --
                                                                                                  =========    =========

Supplemental Disclosures
     Interest paid                                                                                       --           --
     Income tax paid                                                                                     --           --
                                                                                                  =========    =========

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

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

3.   Property, Plant and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.

                                                                                          June 30,    December 31,
                                                                        Accumulated         2001          2000
                                                                     Depreciation and     Net Book      Net Book
                                                             Cost      Amortization         Value         Value
                                                             ------  ----------------     --------    ------------
                                                               $             $                $             $
                                                                                         (unaudited)    (audited)

     Computer equipment and software                           2,181          1,569             612           831
                                                             =======       ========        ========       =======



4.   Intangible Assets

                                                                                          June 30,    December 31,
                                                                        Accumulated         2001          2000
                                                                     Depreciation and     Net Book      Net Book
                                                             Cost      Amortization         Value         Value
                                                             ------  ----------------     ---------    -----------
                                                               $             $                $             $
                                                                                         (unaudited)    (audited)

     Exclusive License                                        9,361        5,162            4,199          5,179
                                                            =======      =======          =======        =======


     See Note 1 for the description of the license and Note 6 for status of the underlying patents.

5.   Related Party Transactions

     (a) Consulting fees for the six months ended June 30, 2001 include $75,000 (2000 - $75,000) paid or payable to a director. $12,500 of these fees are included in accounts payable at June 30, 2001. Subcontract costs include $180,000 paid or payable to a company with a common director.

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