Form 10QSB
period 2001-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2001-11-13
CIK 1041514

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                       Commission File Number: 65-0903895

                         NET 1 UEPS TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         FLORIDA                                       65-0903895
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 325-744 West Hastings Street, Vancouver, British Columbia, Canada V6C1A5
-------------------------------------------------------------------------------
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

         Common Stock Outstanding as of September 30, 2001: 15,852,856 Shares

                         NET I UEPS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                  FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet as of September 30, 2001 (unaudited) and as of December 31, 2000.

         Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2001 and 2000, for the nine months ended September 30, 2001 and 2000, and from the Company's inception, May 8, 1997 through September 30, 2001.

         Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2001 and 2000.

         Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

         OPERATIONS: Management continues to be actively involved in negotiations with established entities in IT services, financial services and wireless applications for partnership agreements to market the FTS patent and the related UEPS technologies and services. On April 6, 2001, the Company issued the Reserve Bank of Malawi, Malawi's central bank, with a license to operate the Company's FTS/UEPS technology on it's behalf and to market the technology to the banks in Malawi. A national switching and smart card system ("Malswitch") is currently being installed by the Company's UEPS integrator, with a launch date of November 2001. Malswitch's initial launch is expected to total approximately 200,000 smart cards with initial applications in banking services.

         The Company is currently engaged in advanced stage negotiations with potential licensees of the FTS/UEPS technology in Kenya, Ghana, Congo, Uganda, Tanzania, Chile, and Australia. The Australian organization wishes to implement FTS based systems in Australia, Hong Kong, the Philippines, and Indonesia.

         REVENUES: The Company is still in its development stage and planned principal activities have not commenced or produced revenues. Initial income is expected in the fourth calendar quarter of 2001.

         ADMINISTRATIVE EXPENSES: Administrative expenses increased from $67,629 for the three months ended September 30, 2000 to $194,469 for the three months ended September 30, 2001, an increase of $128,840; and increased from $218,097 for the nine months ended September 30, 2000 to $508,481 for the nine months ended September 30, 2001, an increase of $290,384. The increases resulted primarily from subcontract fees paid pursuant to an outsourcing agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrator for the Central Europe, Middle East and African regions. The expenses for the periods represented the Company's net loss for each of the periods.

         LIQUIDITY AND CAPITAL RESOURCES: Historically, the primary source of the Company's cash has been through the sale of equity. The Company does not have available any established lines of credit with banking facilities. The Company proposes to utilize capital raised in private placements to fund ongoing administrative expenses until such time that revenues commence from the commercialization of the Company's products.

         The Company believes its current available cash position is sufficient to meet its short-term cash needs. Management at all times continues to optimize the use of the Company's limited funds. Management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity not already identified in the Company's business plan that could negatively affect the Company's ability to develop its business.

         The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings involving affiliates, controlling shareholders, and unrelated parties, and (ii) develop a market for its products.

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


                                    NET 1 UEPS TECHNOLOGIES, INC.


                                    By: /s/ Claude Guerard
                                       ----------------------------------------
                                       Claude Guerard, CEO


DATED: November 12, 2001

Financial Statements


Balance Sheets....................................................................................................F2

Statements of Operations..........................................................................................F3

Statements of Cash Flows..........................................................................................F4

Statement of Stockholders' Equity.................................................................................F5

Notes to the Financial Statements..............................................................................F6-F8

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets


                                                                                                June 30,       December 31,
                                                                                                  2001             2000
                                                                                                    $                $
                                                                                               (unaudited)       (audited)

                                     Assets
Current Asset
     Cash                                                                                         441,983           789,613
Property, Plant and Equipment (Note 3)                                                                612               831
Intangible Assets (Note 4)                                                                          4,199             5,179
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                      446,794           795,623
===========================================================================================================================


                      Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable (Note 5)                                                                    150,536           182,003
     Accrued liabilities                                                                               --             3,350
---------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                         150,536           185,353
---------------------------------------------------------------------------------------------------------------------------

Contingent Liabilities (Notes 1 and 6)

Stockholders' Equity
Common Stock, 100,000,000 shares authorized, par value
     $.001 per share, 15,852,856 issued and outstanding                                            15,853            15,853
     Additional Paid in Capital                                                                 1,991,519         1,991,519
---------------------------------------------------------------------------------------------------------------------------
                                                                                                2,007,372         2,007,372
---------------------------------------------------------------------------------------------------------------------------
Preferred Stock, 3,000,000 shares authorized, par value
     $0.10 per share, none issued                                                                      --                --
---------------------------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                               (1,711,114)       (1,397,102)
---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                        296,258           610,270
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                        446,794           795,623
===========================================================================================================================

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations


                                                         Accumulated
                                                            from
                                                         May 8, 1997         Three months                 Six months
                                                         (Inception)            ended                       ended
                                                         to June 30,           June 30,                    June 30,
                                                            2001           2001         2000          2001          2000
                                                              $              $            $             $             $
                                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)


Revenues                                                         --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------
Administrative Expenses
     Amortization                                             6,671           599           363         1,198           725
     Bank charges                                             5,359           715           232         1,406           431
     Consulting (Note 5)                                    733,371        43,438        46,500        89,938       113,000
     Foreign exchange                                         8,098            --           228            --           750
     Investor relations - advertising                        22,907            --            --            --            --
     Investor relations - consulting                         37,574            --            --            --            --
     Office, rent and telephone                             128,132         3,367         3,877         3,367         8,048
     Professional fees                                      313,448         3,762        14,478        14,617        17,304
     Subcontract                                            203,987        90,000            --       180,000            --
     Transfer agent and regulatory fees                      24,856            --           550           127         2,245
     Travel                                                 227,353         4,383            --        23,526         7,966
     Less interest income                                      (642)          (80)           --          (167)           --
---------------------------------------------------------------------------------------------------------------------------
                                                          1,711,114       146,184        66,228       314,012       150,469
---------------------------------------------------------------------------------------------------------------------------
Net Loss                                                 (1,711,114)     (146,184)      (66,228)     (314,012)     (150,469)
===========================================================================================================================
Net Loss Per Share                                                           (.01)         (.05)         (.02)         (.01)
===========================================================================================================================
Weighted Average Shares Outstanding                                    15,853,000    12,450,000    15,853,000    12,450,000
===========================================================================================================================

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                                                                        Six months
                                                                                                          ended
                                                                                                         June 30,
                                                                                                     2001         2000
                                                                                                       $            $
                                                                                                  (unaudited)  (unaudited)

Cash Flows to Operating Activities
     Net loss                                                                                      (314,012)    (150,469)
     Adjustment to reconcile net loss to cash
         Amortization                                                                                 1,198          725
     Change in non-cash working capital items
         Increase (decrease) in accounts payable
             and accrued liabilities                                                                (34,816)      87,851
         Decrease in prepaid expenses                                                                    --       12,540
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                                              (347,630)     (49,353)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities                                                                     --           --
-------------------------------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities                                                                       --           --
-------------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                                   (347,630)     (49,353)
Cash - beginning of period                                                                          789,613       71,635
-------------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                                                441,983       22,282
=========================================================================================================================
Non-Cash Financing Activities                                                                            --           --
=========================================================================================================================
Supplemental Disclosures
     Interest paid                                                                                       --           --
     Income tax paid                                                                                     --           --
=========================================================================================================================

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

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

3.   Property, Plant and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.


                                                                                          June 30,    December 31,
                                                                        Accumulated         2001          2000
                                                                     Depreciation and     Net Book      Net Book
                                                             Cost      Amortization         Value         Value
                                                               $             $                $             $
                                                                                         (unaudited)    (audited)

     Computer equipment and software                        2,181          1,569             612           831
     --------------------------------------------------------------------------------------------------------------

4.   Intangible Assets


                                                                                          June 30,    December 31,
                                                                        Accumulated         2001          2000
                                                                     Depreciation and     Net Book      Net Book
                                                             Cost      Amortization         Value         Value
                                                               $             $                $             $
                                                                                         (unaudited)    (audited)

     Exclusive License                                      9,361        5,162            4,199          5,179
     --------------------------------------------------------------------------------------------------------------


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