Form 10QSB/A
period 2001-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2001-11-29
CIK 1041514

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A
(Mark One)

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

                               TABLE OF CONTENTS

                                 FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

         The Registrant hereby amends its Quarterly Report on Form 10-QSB for the three month period ended September 30, 2001, in order to incorporate the unaudited financial statements for the three month period ended September 30, 2001, as follows:

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


                                    NET 1 UEPS TECHNOLOGIES, INC.


                                    By: /s/ Claude Guerard
                                       ----------------------------------------
                                       Claude Guerard, CEO


DATED: November 27, 2001

FINANCIAL STATEMENTS

Balance Sheets                                                           F-2

Statements of Operations                                                 F-3

Statements of Cash Flows                                                 F-4

Notes to the Financial Statements                                     F-5 - F-7

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets



                                                                   September 30,    December 31,
                                                                      2001             2000
                                                                       $                $
                                                                   (unaudited)       (audited)
                                     Assets
Current Asset
     Cash                                                            252,051            789,613
Property, Plant and Equipment (Note 3)                                   503                831
Intangible Assets (Note 4)                                             3,709              5,179

Total Assets                                                         256,263            795,623

                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable (Note 5)                                       151,474            182,003
     Accrued liabilities                                               3,000              3,350

Total Current Liabilities                                            154,474            185,353

Contingent Liabilities (Notes 1 and 6)
Stockholders' Equity
Common Stock, 100,000,000 shares authorized, par value
     $.001 per share, 15,852,856 issued and outstanding               15,853             15,853
     Additional Paid in Capital                                    1,991,519          1,991,519

                                                                   2,007,372          2,007,372

Preferred Stock, 3,000,000 shares authorized, par value
     $0.10 per share, none issued                                         --                 --

Deficit Accumulated During the Development Stage                  (1,905,583)        (1,397,102)

Total Stockholders' Equity                                           101,789            610,270

Total Liabilities and Stockholders' Equity                           256,263            795,623



(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations



                                                         Accumulated
                                                            from
                                                         May 8, 1997         Three months                 Nine months
                                                         (Inception)             ended                       ended
                                                      to September 30,       September 30,               September 30,
                                                            2001          2001          2000          2001          2000
                                                              $             $             $             $             $
                                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues                                                         --            --            --            --            --

Administrative Expenses

     Amortization                                             7,270           599           678         1,797         1,403
     Bank charges                                             6,159           800            39         2,206           469
     Consulting (Note 5)                                    779,871        46,500        46,500       136,438       159,500
     Foreign exchange                                         8,098            --           (10)           --           740
     Investor relations - advertising                        22,907            --            --            --            --
     Investor relations - consulting                         37,574            --            --            --            --
     Office, rent and telephone                             130,233         2,101         4,037         5,468        12,085
     Professional fees                                      333,030        19,582        16,385        34,199        33,689
     Subcontract (Note 5)                                   293,987        90,000            --       270,000            --
     Transfer agent and regulatory fees                      24,856            --            --           127         2,245
     Travel                                                 262,314        34,961            --        58,487         7,966
     Less interest income                                      (716)          (74)           --          (241)           --

                                                          1,905,583       194,469        67,629       508,481       218,097

Net Loss                                                 (1,905,583)     (194,469)      (67,629)     (508,481)     (218,097)

Net Loss Per Share                                                           (.01)         (.01)         (.03)         (.02)

Weighted Average Shares Outstanding                                    15,853,000    15,603,000    15,853,000    13,501,000


(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows




                                                                Nine months
                                                                   ended
                                                                September 30,
                                                            2001            2000
                                                             $               $
                                                        (unaudited)     (unaudited)

Cash Flows to Operating Activities
     Net loss                                           (508,481)        (218,097)
     Adjustment to reconcile net loss to cash
         Amortization                                      1,797            1,403
     Change in non-cash working capital items
         Increase (decrease) in accounts payable
             and accrued liabilities                     (30,878)         151,099
         Decrease in prepaid expenses                         --           12,540

Net Cash Used in Operating Activities                   (537,562)         (53,055)

Cash Flows from Financing Activities                          --               --

Cash Flows to Investing Activities                            --               --

Decrease in cash                                        (537,562)         (53,055)
Cash - beginning of period                               789,613           71,635

Cash - end of period                                     252,051           18,580

Non-Cash Financing Activities                                 --               --

Supplemental Disclosures

     Interest paid                                            --               --
     Income tax paid                                          --               --




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

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements


3.   Property, Plant and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.


                                                                                       September 30,  December 31,
                                                                       Accumulated         2001           2000
                                                                    Depreciation and     Net Book       Net Book
                                                            Cost      Amortization         Value          Value
                                                              $             $                $              $
                                                                                        (unaudited)     (audited)
     Computer equipment and software                         2,181        1,678             503             831


4.   Intangible Assets


                                                                                       September 30,  December 31,
                                                                       Accumulated         2001           2000
                                                                    Depreciation and     Net Book       Net Book
                                                            Cost      Amortization         Value          Value
                                                              $             $                $              $
                                                                                        (unaudited)     (audited)
     Exclusive License                                       9,361        5,652           3,709           5,179


     See Note 1 for the description of the license and Note 6 for status of the underlying patents.

5.   Related Party Transactions

     The following transactions were recorded at their exchange amounts:

     (a) Consulting fees for the nine months ended September 30, 2001 include $112,500 (2000 - $112,500) paid or payable to a director. $12,500 of these fees are included in accounts payable at September 30, 2001. Subcontract costs include $270,000 paid or payable to a company with a common director.

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