Form 10KSB
period 2001-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2002-03-28
CIK 1041514

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2001

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

                           325-744 WEST HASTINGS STREET
                          VANCOUVER B.C., CANADA  V6C 1A5
                 ----------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (888) 796-2233
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

Title of Each Class                               Name of Each Exchange on Which
Registered
-------------------                               ------------------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December 31, 2001: $0

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 18, 2002 ($1.05):
$5,996,550

                            APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 18, 2002, was 15,852,856.

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

Our management team devotes most of their activities to establishing a new business, primarily, the development of a detailed business plan, marketing strategy and the raising of the funds required to develop and operate the business successfully. Planned principal activities have not yet produced revenues, and Net 1 has suffered operating losses. Net 1 has a working capital deficiency of $70,938 as of December 31, 2001. These factors raise substantial doubt about Net 1's ability to continue as a going concern. The ability of Net 1 to complete its long-term business plan depends on whether it is successful in raising the capital it requires through equity financing and developing a market for its products.

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

As two brief examples:

- the system is designed to be loss tolerant, in the event that a card is lost or stolen, the funds loaded onto the card cannot be used by a third party and the card can be replaced once reported lost or stolen, and

- funds can be securely transferred off-line from one card to another. A cardholder with a home card reader/terminal can pay for goods bought over the Internet from a merchant that accepts the card without the need to transmit personal account information over the Internet.

In addition, interest can be paid on account balances. The benefits that are inherent in the Net 1 system make the system attractive to issuers, cardholders and merchants in geographically and economically diverse areas.

We are still in the developmental stages of our business and for the next twelve months intend to focus on attracting the necessary capital to implement our business plan as described below. No assurances can be given that we will be successful in attracting capital or meeting our business objectives.

OUR TECHNOLOGY

Net 1's technological platform is based on two fundamental components:

-   the FTS patents; and

-   the UEPS.

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

Status of FTS Patents. FTS was first patented in South Africa in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld in a form slightly different than the original application. Following the issue of the formal decision, a number of the opponents filed an appeal. The appeal proceedings will be heard in September 2002 before the Board of Appeal of the European Patent Office. Currently, the granted patent remains effective in each of the designated states and is currently in force.

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

IDENTIFIED SOURCES OF REVENUE

Net 1 has identified several potential general sources of revenue including:

-   manufacture licensing,

-   usage licensing,

- Net 1 Holdings has received license usage fees during calendar year 2001 from FTS/UEPS Licensees for Latvia, Burundi, Malawi, Rwanda and the CIS states. See below:

-   joint ventures, and

-   hardware sales.

None of the other sources of revenue have yet been developed and there can be no assurance that they will develop.

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

Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual net profit before amortization as certified by its auditors in its annual financial statement. Net 1 will recognize the revenue in the period when the audited financial statements of Net 1 Holdings become available and will report the revenue on a net basis as the Company is acting as an agent for Net 1 Holdings as per the Patent and Technology agreement dated May 3, 2000.

Net 1 Holdings has received license usage fees during calendar year 2002 from FTS/UEPS licensees for Latvia, Burundi, Malawi, Rwanda and the CIS states.

For fiscal 2002, Net 1 will be receiving $157,565 from Net 1 Holdings.

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

The most important differences between our competition and Net 1 are listed below:

- since little or no technology is required in the terminal itself, terminals can be manufactured, distributed and installed at a fraction of the cost of other similar terminals which require sophisticated security and communications modules;

- the terminal network can operate "off-line" (i.e. without the need for a data communication session to be active during the transaction) or "on line" through the use of any communications infrastructure, including satellite, micro-wave, radio, land lines or any other distribution channel;

- each transaction has a unique transaction sequencing algorithm that allows verifiable auditing of the transaction creating a loss tolerant system. From a practical perspective, this enables the detection and subsequent elimination of fraudulent activity and an ability to replace lost or stolen cards; and

- the encryption security protocols enable cardholders to receive fund loading instructions from a third party through any insecure communications channel such as word of mouth, telephone, newspaper or any analogue or digital network.

In addition, the UEPS technology includes functionality that allows:

- transparent and automatic recovery in the event of transaction failure resulting from terminal hardware or software problems;

- the smart card itself can be used as proof of purchase, replacing the need for a separate ticket and ticketing system, for example, on buses, trains or the lottery;

- continuous debiting which in turn allows for simultaneous vending and debiting in unattended environments such as fuel dispensing and telephony;

- speed of processing that is mandatory in applications such as transportation and access control; and

- open or restricted purses that are required to implement certain applications such as pension and welfare distribution and specific funding initiatives.

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

In February 2000, an application to join numerous other entities was filed by Net 1 Products (Canada) Ltd. On December 6, 2001, all claims by John Drove and Net 1 Products (Canada) Ltd. were settled by third parties resulting in no settlement cost to Net 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is currently limited public trading of Net 1's common stock on the OTC Bulletin Board under the symbol NUEP. As of February 28, 2002 there were 55 shareholders of record of our common stock. Our common stock traded on the Pink Sheets of the National Quotation System under the symbol NUEP from February 2000 to mid December 2000. In mid December 2000, our common stock again traded on the OTC Bulletin Board as the Company complied with the OTC Bulletin Board Eligibility Rule. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

PERIOD                                     HIGH           LOW
------                                     ----           ---
Quarter ended March 31, 1999               $6.75          $3.5
Quarter ended June 30, 1999                $6.00          $3.31
Quarter ended September 30, 1999           $4.00          $1.875
Quarter ended December 31, 1999            $2.81          $1.375
Quarter ended March 31, 2000               $7.93          $2.25
Quarter ended June 30, 2000                $5.75          $3.00
Quarter ended September 31, 2000           $5.50          $3.65
Quarter ended December 31, 2000            $4.65          $2.00
Quarter ended March 31, 2001               $2.06          $1.50
Quarter ended June 30, 2001                $1.55          $1.17
Quarter ended September 30, 2001           $1.40          $0.90
Quarter ended December 31, 2001            $1.01          $0.80

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

OPERATIONS

Management has been intensively involved in negotiations to secure sufficient equity and/or debt financing to fund the Company's business plans. In the short term, management has suspended various expenses including the Consulting Agreement with its CEO, Claude Guerard and its Outsourcing Agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrators for the Central Europe, Middle East and African regions.

Management continues to be actively involved in negotiations in view of reaching two main targets required for the future of the Company:

- To establish a partnership agreement with IT services and financial services entities which would provide the total technical support required by NUEP's licensees to launch and develop their own applications based on the FTS patent and the related UEPS technologies and services.

    The first partnerships agreement has been signed in February 2001, retroactive to January 1, 2001 with Net 1 Investment Holdings (Pty) Ltd., a South African company for the CEMEA area (central Europe, Middle East and Africa region).

- To develop NUEP's licensee network on a worldwide basis. We have appointed new licensees in Latvia, Burundi, and Malawi, and are currently in advanced negotiations with potential licensees in various countries of Africa (Kenya, Democratic Republic of the Congo, Uganda, Tanzania) as well as Australia and other countries in South America and the Middle East. The Australian organization wishes to implement FTS based systems in Australia, Hong Kong, the Philippines, and Indonesia.

    On April 6, 2001, the Company issued the Reserve Bank of Malawi, Malawi's central bank, with a license to operate the Company's FTS/UEPS technology on its behalf and to market the technology to the banks in Malawi. A national switching and smart card system ("Malswitch") has been installed by the Company's UEPS integrator. Malswitch's initial launch is expected to total approximately 200,000 smart cards with initial applications in banking services.

REVENUE

The Company is still in its development stage. Planned principal activities have not generated revenues at this time.

Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual net profit before amortization as certified by its auditors in its annual financial statement. Net 1 will recognize the revenue in the period when the audited financial statements of Net 1 Holdings become available and will report the revenue on a net basis as the Company is acting as an agent for Net 1 Holdings as per the Patent and Technology agreement dated May 3, 2000.

Net 1 Holdings has received license usage fees during calendar year 2002 from FTS/UEPS licensees for Latvia, Burundi, Malawi, Rwanda and the CIS states.

For fiscal 2002, Net 1 will be receiving $157,565 from Net 1 Holdings.

ADMINISTRATIVE EXPENSES

Administrative expenses have increased $341,385 from $336,210 in the year 2000 to $677,595 during the year 2001. The increase resulted primarily from subcontract costs of the Company's Outsourcing Agreement, consulting fees, business development expenses and administrative costs. Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

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

The Company will be receiving $157,565 from license fees collected up to December 31, 2001, by Net 1 Holdings. Additional fees from the sale of new licenses and recurring annual license fees from existing licensees will accrue to the Company during 2002.

The Company has used the last $1,000,000 received in October 2000 for general working capital. The Company anticipates raising additional funds from the sale of equity during the next fiscal year. Such capital will be used for working capital.

The Company believes its current available cash position and revenues due from Net 1 Holdings is sufficient to meet its cash needs on a short-term basis.

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

Name                 Age       Positions Held
-----                ---       --------------
Serge Belamant        48       Chairman of the Board of Directors

Claude Guerard        60       Director, Chief Executive Officer

David Anthony         52       Secretary and Treasurer

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

Claude Guerard. Our majority shareholder, Net 1 Holdings S.a.r.l. entered into a consulting and advisory agreement with Mr. Guerard on October 1, 1999. The term of the agreement was to extend from October 1999 to January 2000. The agreement has been extended for two further terms to January 2001 and January 2002. Currently, the agreement is on a month-to-month basis. In this agreement, Net 1 Holdings S.a.r.l. agreed to pay Mr. Guerard $12,500 per month. Mr. Guerard's responsibilities included the restructuring of the company and the general management of the company. Mr. Guerard's contract could be extended at the discretion of the company once we raise the necessary funds to develop our business plan. Effective October 25, 1999 we assumed all liabilities under the agreement through an assignment of the agreement, releasing Net 1 Holdings S.a.r.l. from the liabilities and responsibilities of the agreement. In 2001, we paid consulting fees totaling $150,000 to Mr. Guerard under this agreement.

Board Committees: We do not as yet have an audit committee or a compensation committee. However, as and when we elect independent directors, we expect to organize these committees.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended December 31, 2001 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2001, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the last four fiscal years, to: (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

                                                       Other                             All
Name and                                      Fiscal   Salary           Annual           LTIP        Other
Principal Position               Year         Bonus    Compensation     Options/(#)      Payouts     Compensation
------------------               ----         ------   ------------     -----------      -------     ------------
Serge Belamant, Chairman         2001         -            -               -               -            -
                                 2000         -            -               -               -            -
                                 1999         -            -               -               -            -
                                 1998         -            -               -               -            -
Claude Guerard, CEO & Director   2001         -            -               -               -            -
                                 2000         -            -               -               -            -
                                 1999         -            -               -               -            -
                                 1998         -            -               -               -            -
David Anthony, Secretary,        2001         -            -               -               -            -
                                 2000         -            -               -               -            -
Treasurer                        1999         -            -               -               -            -
                                 1998         -            -               -               -            -

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2001 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

                                                        Percent of
                                         Number of      Total Options/
                                         Securities     SARs Granted
                                         Underlying     To Employees     Exercise Or
                                         Options/SARs   In Fiscal        Base Price      Expiration
Name                                     Granted (#)    Year             ($/Sh)          Date
----------------------------------------------------------------------------------------------------
Serge Belamant, Chairman                    --              --               --              --
Claude Guerard, CEO & Director              --              --               --              --
David Anthony, Secretary,                   --              --               --              --
Treasurer

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

None.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2001 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   Number of
                                                                   Securities      Value of
                                                                   Underlying      Unexercised
                                                                   Unexercisable   In-The-Money
                                                                   Options/SARs    Options/SARs
                                  Shares                           At Fy-End (#)   At Fy-End ($)
                                  Acquired on       Value          Exercisable /   Exercisable /
Name                              Exercise (#)      Realized ($)   Unexercisable   Unexercisable
-------------------------------------------------------------------------------------------------
Serge Belamant, Chairman             --               --                --              --

Claude Guerard, CEO                  --               --                --              --
and Director

David Anthony, Secretary,            --               --                --              --
and Treasurer


LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                  Number            Performance
                                  of Shares         or Other           Estimated Future Payouts Under
                                  Units or          Period Until       Non-Stock Price-Based Plans
                                                                       ------------------------------
                                  Units or          Period Until
                                  Other Rights      Maturation         Threshold    Target   Maximum
Name                              (#)               or Payout          ($or #)      ($or #)  ($ or #)
-----------------------------------------------------------------------------------------------------
Serge Belamant, Chairman             --                 --               --          --         --
Claude Guerard, CEO and Director     --                 --               --          --         --
David Anthony, Secretary,            --                 --               --          --         --
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

The following table sets forth information as of February 28, 2002 with respect to:

     * each person known to us to be the beneficial owner of more than 5% of our common stock;

     *    each of our officers and directors; and

     *    all directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 325-744 West Hastings Street, Vancouver, British Columbia, Canada V6C1A5. Information with respect to the percent of class is based on 15,852,856 issued and outstanding shares of common stock as of February 28, 2002.

Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

                                                  Approximate
                                                  Percentage of
                              No. of              Outstanding Shares
Name                          Shares              Beneficially Owned
----                          ------              ------------------
Net 1 Holdings S.a.r.l.      8,520,578                   53.74%
Gemplus SCA                  1,521,278                    9.59%
Serge Belamant               5,030,813                   31.73%
Claude Guerard                 608,511                    3.83%
David Anthony                        0                       0%

All Officers and Directors
As a Group (3 persons)       5,639,324                   35.57%

Net 1 Holdings S.a.r.l., whose address is 6, rue Jean Monnet, L-2180 Luxembourg, is a corporation controlled by Cornet Ltd. (52.7%) and a trust structure of which Serge Christian Pierre Belamant, our Chairman (47.3%) is a beneficiary. Net 1 Holdings owns 55.25% of the issued and outstanding common stock of Net 1. Cornet Ltd. whose address is Westaway Chambers, 39 Don Street, St. Helier, Jersey C.I. JE48UA, is a Jersey corporation controlled by Serge Christian Pierre Belamant and the estate of Andre Peter Mansvelt through trust structures. The 1,521,278 shares of common stock owned by Gemplus SCA is not included in the 8,520,578 shares of common stock owned by Net 1 Holdings S.a.r.l.

Gemplus SCA, whose address is Avenue du Pic De Bertagne, 13884 Gemenos, France, is a French corporation that is the beneficial owner of 1,521,278 (9.75%) shares of common stock of Net 1. Mr. Claude Guerard served as an executive officer of Gemplus from December 1996 to October 1999.

Serge Belamant, whose address is 43 Carlisle Avenue, Hurlingham, Sandton, 2196, South Africa, is the Chairman of Net 1. He is the beneficial owner of 5,030,813 shares of Net 1's common stock pursuant to direct and indirect shareholdings in Net 1 Holdings S.a.r.l. These shares cannot be voted by Mr. Belamant personally but only by Net 1 Holdings S.a.r.l.

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

In 1998, consulting fees totaling $65,000 were paid to the Chief Financial Officer Mr. Edwin Austin before his resignation effective August 4, 1998.

In 1999, consulting fees totaling $ 37,500 were paid to Mr. Claude Guerard, our CEO and one of our directors. Of these fees, $12,500 was included in accounts payable at December 31, 1999. In 2000, consulting fees totaling $150,000 were paid to Mr. Guerard. Of these fees, $25,000 was included in accounts payable at December 31, 2000.

In 2001, Consulting fees totaling $150,000 were paid to Mr. Guerard.

On February 26, 2001, the Company signed a one year agreement effective January 1, 2001, with Net 1 Investment Holdings (Pty) Ltd. to provide the Company with marketing, sales, administrative, financial reporting and technical support services at a rate of $30,000 per month.

On January 29, 2002, pursuant to a Director's Resolution, the above consulting fees and subcontract costs have been postponed until the Company has sufficient funds.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.    EXHIBITS:

EXHIBIT
NUMBER           DESCRIPTION

1.     Articles of Incorporation of Net 1 UEPS Technologies, Inc. (1)

2.     Bylaws of Net 1 UEPS Technologies, Inc. (1)

3. Patent and Technology Agreement, between the Net 1 UEPS Technologies, Inc. and Net 1 Holdings S.a.r.l., dated May 3, 2000. (1)

10.1 Consulting Agreement between Net 1 Holdings S.a.r.l. and Claude Guerard, dated October 1, 1999. (1)

10.2 Assignment of Consulting Agreement between Net Holdings S.a.r.l. ("Assignor") and Net 1 UEPS Technologies, Inc. ("Assignee") dated October 25, 1999. (1)

10.3 Outsourcing Agreement between Net 1 UEPS Technologies Inc. and Net 1 Investment Holdings Ltd. effective as of January 1, 2001.

--------------------------

(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form 10-SB filed August 1, 2000.

B.    REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, B.C., Canada, on March 26, 2002.

                                         NET 1 UEPS TECHNOLOGIES, INC.

                                         By: /s/ Claude Guerard
                                         ---------------------------------------
                                         Claude Guerard
                                         Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                           TITLE                       DATE

/s/ Serge Belamant                  Chairman                    March 26, 2002
---------------------------
Serge Belamant

/s/ Claude Guerard                  Chief Executive Officer     March 26, 2002
---------------------------         and Director
Claude Guerard

/s/ David Anthony                   Secretary and Treasurer     March 26,2002
---------------------------
David Anthony


Financial Statements

Independent Auditors' Report                        F1

Balance Sheets                                      F2

Statements of Operations                            F3

Statements of Cash Flows                            F4

Statement of Stockholders' Equity                   F5

Notes to the Financial Statements                 F6 - F9

Page F 1

                                 [GRAPHIC OMITTED]

Manning Elliott                                                11th floor, 1050 West Pender Street, Vancouver, BC, Canada  V7E 3S7
CHARTERED ACCOUNTANTS                                          Phone: 604.714.3600     Fax: 604.714.3669   Web: manningelliott.com

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors
Net 1 UEPS Technologies, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Net 1 UEPS Technologies, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for the period from May 8, 1997 (Inception) to December 31, 2001 and the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the period from May 8, 1997 (Inception) to December 31, 2001 and the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States.

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



/s/ Manning Elliott


CHARTERED ACCOUNTANTS
Vancouver, Canada
February 14, 2002

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets


                                                             December 31,
                                                          2001          2000
                                                           $             $

                                     Assets

Current Assets
   Cash                                                  57,289         789,613
   Prepaid expenses (Note 5)                             30,000            -
-------------------------------------------------------------------------------
Total Current Assets                                     87,289         789,613

Property, Plant and Equipment (Note 3)                      394             831

Intangible Assets (Note 4)                                3,219           5,179
-------------------------------------------------------------------------------
Total Assets                                             90,902         795,623
===============================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities

   Accounts payable (Note 5)                            148,227         182,003
   Accrued liabilities                                   10,000           3,350
-------------------------------------------------------------------------------

Total Current Liabilities                               158,227         185,353
-------------------------------------------------------------------------------

Contingent Liabilities (Notes 1 and 6)
Subsequent Event (Note 7)

Stockholders' Equity
Common Stock, 100,000,000 shares authorized,
     par value $.001 per share, 15,852,856 issued
     and outstanding                                     15,853          15,853

     Additional Paid in Capital                       1,991,519       1,991,519
-------------------------------------------------------------------------------

                                                      2,007,372       2,007,372
-------------------------------------------------------------------------------

Preferred Stock, 3,000,000 shares authorized,
     par value $0.10 per share, none issued                -               -
-------------------------------------------------------------------------------

Deficit Accumulated During the Development Stage     (2,074,697)     (1,397,102)
-------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                    (67,325)        610,270
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity               90,902         795,623
===============================================================================

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations

                                                      Accumulated from
                                                         May 8, 1997
                                                         (Inception)             Years ended
                                                        to December 31,          December 31,
                                                             2001            2001            2000
                                                              $               $               $
Revenues                                                     -               -               -
-------------------------------------------------------------------------------------------------
Administrative Expenses

   Amortization                                             7,869           2,396           2,015
   Bank charges                                             6,859           2,906           1,044
   Consulting (Note 5)                                    829,433         186,000         235,090
   Foreign exchange                                         8,098            -                750
   Investor relations - advertising                        23,519             612            -
   Investor relations - consulting                         37,574            -               -
   Office, rent and telephone                             129,279           4,514          10,426
   Professional fees                                      347,979          49,148          43,914
   Subcontract (Note 5)                                   380,925         356,938            -
   Transfer agent and regulatory fees                      25,107             378           2,245
   Travel                                                 278,814          74,987          41,201
   Less interest income                                      (759)           (284)           (475)
-------------------------------------------------------------------------------------------------
                                                        2,074,697         677,595         336,210
-------------------------------------------------------------------------------------------------
Net Loss                                               (2,074,697)       (677,595)       (336,210)
=================================================================================================
Net Loss Per Share                                                          (0.04)          (0.03)
=================================================================================================
Weighted Average Shares Outstanding                                    15,853,000      13,103,000
=================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                      Accumulated from
                                                         May 8, 1997
                                                         (Inception)             Years ended
                                                        to December 31,          December 31,
                                                             2001            2001            2000
                                                              $               $               $
Cash Flows to Operating Activities
   Net loss                                            (2,074,697)       (677,595)       (336,210)
   Adjustment to reconcile net loss to cash
     Amortization                                           7,869           2,396           2,015
   Change in non-cash working capital items
     Increase (decrease) in accounts payable
       and accrued liabilities                            158,229         (27,125)         39,633
     Increase in prepaid expenses                         (30,000)        (30,000)         12,540
-------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                  (1,938,599)       (732,324)       (282,022)
-------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Increase in capital stock                            1,998,010            -          1,000,000
-------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities               1,998,010            -          1,000,000
-------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
     (Increase) in property, plant and equipment           (2,122)           -               -
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (2,122)           -               -
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                57,289        (732,324)        717,978
Cash - beginning of period                                   -            789,613          71,635
-------------------------------------------------------------------------------------------------
Cash - end of period                                       57,289          57,289         789,613
=================================================================================================
Non-Cash Financing Activities
   9,361,846 shares were issued for a license (Note 4)      9,362            -              4,729
=================================================================================================
Supplemental Disclosures
   Interest paid                                             -               -               -
   Income tax paid                                           -               -               -
=================================================================================================

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Shareholders' Equity
From May 8, 1997 (Inception) to December 31, 2001

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                            Common Stock          Additional                       During the
                                                                      Par Value     Paid-in           Total        Development
                                                       Shares          Amount       Capital           Value           Stage
                                                          #              $             $                $               $
Balance - May 8, 1997 (inception)                          -           -                -              -               -
  Stock issued for license to specific
    technology (Notes 1 and 4)                        2,706,122       2,706             -             2,706            -
  Stock issued to change license to
    exclusive (Notes 1 and 4)                         2,364,806       2,365             -             2,365            -
  Less cancelled in a subsequent year                  (438,694)       (439)            -              (439)           -
  Stock issued for cash at $0.0576 per share          2,600,000       2,600          147,160        149,760            -
  Stock issued for cash at $6.50 per share              130,500         131          848,119        848,250            -
Net loss for the period                                                                                            (134,729)
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997                           7,362,734       7,363          995,279      1,002,642        (134,729)
  Stock issued pursuant to stock split - net of
    cancelled shares                                  3,510,510       3,510           (3,510)          -               -
Net loss for the year                                                                                              (659,002)
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                          10,873,244      10,873          991,769      1,002,642        (793,731)
Net loss for the year                                                                                              (267,161)
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                          10,873,244      10,873          991,769      1,002,642      (1,060,892)
  Stock issued for cash at $4.00 per share              250,000         250          999,750      1,000,000            -
  Stock issued for license (Notes 1 and 4)            4,729,612       4,730             -             4,730            -
Net loss for the year                                      -           -                -              -           (336,210)
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                          15,852,856      15,853        1,991,519      2,007,372      (1,397,102)
Net loss for the year                                      -           -                -              -           (677,595)
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                          15,852,856      15,853        1,991,519      2,007,372      (2,074,697)
===========================================================================================================================

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

     The above issuances of shares were on a pre-split basis. Net 1 Holdings as at December 31, 2001 owns 10,141,856 common shares of 15,852,856 issued and outstanding common shares, or 64%.

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

     In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. For fiscal 2002 the Company will be receiving $157,565 from sales of licenses.

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.   Summary of Significant Accounting Policies

     (a)  Property, Plant and Equipment
          Computer equipment is amortized over five years on a straight-line basis.

     (b)  Long-Lived Assets

          Costs to acquire exclusive license rights to specific technology are considered "Long-Lived" assets and are capitalized as incurred. These costs are being amortized on a straight line basis over five years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

     (c)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share"(SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

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

          The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

                                               Amount          Year of
                  Year of Loss                   $            Expiration
                     1997                     135,000            2012
                     1998                     659,000            2013
                     1999                     267,000            2014
                     2000                     336,000            2015
                     2001                     674,000            2016
                                          -----------
                                            2,071,000
                                          ===========

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

          The components of the net deferred tax asset at the end of December 31, 2001 and 2000, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                    2001          2000
                                                     $             $

             Net Operating Loss                   673,595       336,210
             Statutory Tax Rate                        34%           34%
             Effective Tax Rate                      -             -
             Deferred Tax Asset                   229,022       114,311
             Valuation Allowance                 (229,022)     (114,311)
                                                ---------     ---------
             Net Deferred Tax Asset                  -             -
                                                =========     =========

     (g)  Revenue Recognition

          The Company receives revenue from Net1 Holdings SARL from all sales of licenses equal to the Net1 Holdings SARL annual net profit before amortization as certified by its auditors in its annual financial statement. The Company will recognize the revenue in the period when the audited financial statements of Net1 Holdings SARL become available. The Company will report the revenue on a net basis as the Company is acting as an agent for Net1 Holdings SARL as per the Patent and Technology agreement dated May 3, 2000.


3.   Property, Plant and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.

                                                                         Accumulated             2001            2000
                                                                       Depreciation and        Net Book        Net Book
                                                           Cost          Amortization           Value           Value
                                                            $                  $                  $               $
     Computer equipment and software                   2,181              1,787                394             831
     ==================================================================================================================

4.   Intangible Assets

                                                                                                 2001            2000
                                                                         Accumulated           Net Book        Net Book
                                                           Cost          Amortization           Value           Value
                                                            $                  $                  $               $
     Exclusive License                                 9,361              6,142              3,219           5,179
     ==================================================================================================================


     See Note 1 for the description of the license and Note 6 for status of the underlying patents.

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

5.   Related Party Transactions

     (a) Consulting fees include $150,000 (2000 - $150,000) paid or payable to a director.

     (b) Subcontract costs include $386,938 paid to a Company with a common director. $30,000 of these costs are prepaid expenses.

     (c)  See Note 1 for an exclusive license purchased from a related party.

     On January 29, 2002, pursuant to a Director's Resolution, the above consulting fees and subcontract costs have been postponed until the Company has sufficient funds.

6.   Legal Proceedings

     (a)  Status of FTS Patents

          FTS was first patented in South Africa in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld in a form slightly different than the original application. Following the issue of the formal decision, a number of the opponents filed an appeal. The appeal proceedings are scheduled for September 19, 2002 at the European Patent Office in Munich Germany. Currently, the granted patent remains effective in each of the designated states and is currently in force.

     (b)  Potential claim

          A claim to the rights for UEPS for Canada was brought about in an action before the Supreme Court of Canada in February, 2000. The Company, as the exclusive licensee for UEPS for the world except South Africa, was served with a notice of claim in February, 2000. On December 6, 2001 the claim was settled by third parties resulting in no settlement costs to the Company.