Form 10QSB
period 2002-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2002-05-13
CIK 1041514

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                                -----------------------------------------------
                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------------------------

   Commission File Number:       65-0903895
                           ----------------------------------------------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dated.

   Common Stock Outstanding as of April 30, 2002: 15,852,856 Shares

                          NET I UEPS TECHNOLOGIES, INC.
                          (A development stage company)

                               TABLE OF CONTENTS

                                  Form 10-QSB
                      For the Quarter Ended March 31, 2002


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of March 31, 2002 (unaudited) and as of December 31, 2001 (audited).

         Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2002 and 2001, and from the Company's inception, May 8, 1997 through March 31, 2002.

         Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2002 and 2001.

         Notes to Financial Statements.

Item 2.   Management's Discussion and Analysis or Plan of Operations

Results of Operations

Three months ended March 31, 2002 compared to the three months ended March 31,
------------------------------------------------------------------------------
2001.
-----

   Management has been actively involved in negotiations to secure sufficient equity and/or debt financing to fund the Company's business plans. In the short term, management has suspended various expenses including the Consulting Agreement with its CEO, Claude Guerard and its Outsourcing Agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrators for the Central Europe, Middle East and African regions.

   The Company is currently engaged in advanced stage negotiations with potential licensees of the FTS/UEPS technology in Kenya, Ghana, Congo, Uganda, Tanzania, Chile, China, Thailand, Vietnam, Zambia, Madagascar, Australia and the number of Middle East countries. The Australian organization wishes to implement FTS based systems in Australia, Hong Kong, the Philippines, and Indonesia.

   Revenues: The Company is still in its development stage and planned principal
   --------
principal activities have produced revenues of $157,565 which represent license fees collected by Net 1 Holdings during calendar year 2001 from licensees in Burundi, Latvia, Ghana, CIS, and Malawi.

   Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual net profit before amortization as certified by its auditors in its annual financial statement. Net 1 recognized the revenue in the period when the audited financial statements of Net 1 Holdings become available and will report the revenue on a net basis as the Company is acting as an agent for Net 1 Holdings as per the Patent and Technology agreement dated May 3, 2000.

   Administrative Expenses: Administrative expenses decreased from $167,828 for
   ------------------------
the three months ended March 31, 2001 to $147,738 for the three months ended March 31, 2002, a decrease of $20,090. The decrease resulted primarily from reduced travel expenses and professional fees. The majority of the expenses can be attributed to the subcontract fees paid pursuant to an outsourcing agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrator for the Central Europe, Middle East and African regions.

   Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

   Liquidity and Capital Resources: The primary source of the Company's cash has
   --------------------------------
been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

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

The Company believes its current available cash position and revenues due from Net 1 Holdings is sufficient to meet its cash needs on a short-term basis, but the Company will need additional capital to aggressively pursue its business plans.

   The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings involving affiliates, controlling shareholders, and unrelated parties, and (ii) further develop markets for its products.

                       PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

         (a)   Exhibits required by Item 601 of Regulation S-B

               None

         (b)   Reports on Form 8-K

               None

                                 SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NET 1 UEPS TECHNOLOGIES, INC.


                                     By:/s/ Claude Guerard
                                     ------------------------------
                                     Claude Guerard, CEO


DATED: May 13, 2002

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets


                                                      March 31      December 31,
                                                          2002          2001
                                                           $             $
                                                      (unaudited)    (audited)

                                     Assets

Current Assets
   Cash                                                  31,010          57,289
   Accounts receivable (Note 1)                         157,565            -
   Prepaid expenses                                        -             30,000
-------------------------------------------------------------------------------
Total Current Assets                                    188,575          87,289

Property, Plant and Equipment (Note 3)                      284             394

Intangible Assets (Note 4)                                2,982           3,219
-------------------------------------------------------------------------------
Total Assets                                            191,841          90,902
===============================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities

   Accounts payable (Note 5)                            242,339         148,227
   Accrued liabilities                                    7,000          10,000
-------------------------------------------------------------------------------

Total Current Liabilities                               249,339         158,227
-------------------------------------------------------------------------------

Contingent Liabilities (Notes 1 and 6)
Subsequent Event (Note 7)

Stockholders' Deficit
Common Stock, 100,000,000 shares authorized,
     par value $.001 per share, 15,852,856 issued
     and outstanding                                     15,853          15,853

     Additional Paid in Capital                       1,991,519       1,991,519
-------------------------------------------------------------------------------
                                                      2,007,372       2,007,372
-------------------------------------------------------------------------------
Preferred Stock, 3,000,000 shares authorized,
     par value $0.10 per share, none issued                -               -
-------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage     (2,064,870)     (2,074,697)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                             (57,498)        (67,325
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit             191,841          90,902
===============================================================================

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations

                                                      Accumulated from
                                                         May 8, 1997
                                                         (Inception)         Three months ended
                                                         to March 31,             March 31,
                                                             2002            2002            2001
                                                              $               $               $
                                                         (unaudited)     (unaudited)     (unaudited)
Revenues(Note 1)                                          157,565         157,565           -
----------------------------------------------------------------------------------------------------
Administrative Expenses

   Amortization                                             8,215             346             599
   Bank charges                                             7,114             255             691
   Consulting (Note 5)                                    875,933          46,500          46,500
   Foreign exchange                                         8,098            -               -
   Investor relations - advertising                        23,519             612            -
   Investor relations - consulting                         37,574            -               -
   Office, rent and telephone                             131,536           2,257            -
   Professional fees                                      351,186           3,207          10,855
   Subcontract (Note 5)                                   470,925          90,000            -
   Transfer agent and regulatory fees                      25,107            -                127
   Travel                                                 284,018           5,204          19,143
   Less interest income                                      (790)            (31)            (87)
-------------------------------------------------------------------------------------------------
                                                        2,222,435         147,738         167,828
-------------------------------------------------------------------------------------------------
Net Income (Loss)                                      (2,064,870)          9,827        (167,828)
=================================================================================================
Net Income (Loss) Per Share                                                  -              (0.01)
=================================================================================================
Weighted Average Shares Outstanding                                    15,853,000      15,853,000
=================================================================================================

(See accompanying notes)

(Diluted loss per share has not been presented as the result is anti-dilutive)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                            Three months ended
                                                                 March 31
                                                            2002          2001
                                                              $             $
Cash Flows to Operating Activities
   Net income (loss)                                        9,827      (167,828)
   Adjustment to reconcile net loss to cash
     Amortization                                             346           599
   Change in non-cash working capital items
     (Increase)in accounts receivable                    (157,565)         -
     Increase (decrease) in accounts payable
       and accrued liabilities                             91,113       (10,095)
     Decrease in prepaid expenses                          30,000          -
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                     (26,279)     (177,324)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities                         -             -
--------------------------------------------------------------------------------
Cash Flows to Investing Activities                           -             -
--------------------------------------------------------------------------------
Decrease in cash                                          (26,279)     (177,324)
Cash - beginning of period                                 57-289       612,289
--------------------------------------------------------------------------------
Cash - end of period                                       31,010       612,289
================================================================================
Non-Cash Financing Activities                                -             -
================================================================================
Supplemental Disclosures
   Interest paid                                             -             -
   Income tax paid                                           -             -
================================================================================

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

     The above issuances of shares were on a pre-split basis. Net 1 Holdings owns 64% of the Company's common shares.

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

     In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. For fiscal 2002 the Company will be receiving $157,565 from Net 1 Holdings relating to sales of licenses. These sales were recognized during the quarter ended March 31, 2002 upon receipt of audited financial statements of Net 1 Holdings.

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

     (f)  Interim Financial Statements

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

     (g)  Revenue Recognition

          The Company receives revenue from Net 1 Holdings from all sales of licenses equal to the Net 1 Holdings annual net profit before amortization as certified by its auditors in its annual financial statement. The Company recognizes revenue in the period when the audited financial statements of Net 1 Holdings become available. The Company reports revenue on a net basis as the Company is acting as an agent for Net 1 Holdings as per the Patent and Technology Agreement dated May 3, 2000.

3.   Property, Plant and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.

                                                                         Accumulated             2002            2001
                                                                       Depreciation and        Net Book        Net Book
                                                           Cost          Amortization           Value           Value
                                                            $                  $                  $               $
     Computer equipment and software                   2,181              1,897                284             394
     ==================================================================================================================

4.   Intangible Assets

                                                                                                 2002            2001
                                                                         Accumulated           Net Book        Net Book
                                                           Cost          Amortization           Value           Value
                                                            $                  $                  $               $
     Exclusive License                                 9,361              6,379              2,982           3,219
     ==================================================================================================================



     See Note 1 for the description of the license and Note 6 for status of the underlying patents.


5.   Related Party Transactions

     (a) Consulting fees include $37,500 (2001 - $37,500) paid or payable to a director.

     (b) Subcontract costs include $90,000 (2001 - $90,000) paid or payable to a Company with a common director.

     (c) See Note 1 for an exclusive license purchased from a related party during fiscal 2000 and related revenue recognized.

     (d) On January 29, 2002, pursuant to a Director's Resolution, unpaid consulting fees and subcontract costs, totalling $89,953 as at March 31, 2002, have been postponed until the Company has sufficient funds to pay.


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