Form 10QSB
period 2002-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2002-07-31
CIK 1041514

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                    (Mark One)

       [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 2002
               ----------------------------------------------------

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                            -------------  ---------------------

                    Commission File Number:    65-0903895
             ----------------------------------------------------

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

Suite 325-744 West Hastings Street, Vancouver, British Columbia, Canada V6C 1A5
--------------------------------------------------------------------------------
  (Address of executive offices)                                      (Zip Code)


         Registrant's telephone number, including area code:  (604) 669-4561
                                                            --------------------

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

Common Stock Outstanding as of July 26, 2002: 15,852,856 Shares




                            NET I UEPS TECHNOLOGIES, INC.
                            (A development stage company)

                                  TABLE OF CONTENTS

                                     Form 10-QSB
                        For the Quarter Ended June 30, 2002


                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

     Condensed Balance Sheet as of June 30, 2002 (unaudited) and as of December 31, 2001 (audited).

     Condensed Statements of Operations (unaudited) for the three months ended June 30, 2002 and 2001, for the six months ended June 30, 2002 and 2001 and from the Company's inception, May 8, 1997 through June 30, 2002.

     Condensed Statements of Cash Flows (unaudited) for the three months ended June 30, 2002 and 2001.

     Notes to Financial Statements.

Net 1 UEPS Technologies, Inc.

(A Development Stage Company)
Balance Sheets


                                                         June 30,   December 31,
                                                          2002          2001
                                                           $             $
                                                        (unaudited)   (audited)
                               Assets
Current Assets
   Cash                                                      24,571      57,289
   Accounts receivable (Note 1)                             157,565        -
   Prepaid expenses                                            -         30,000

Total Current Assets                                        182,136      87,289
Property, Plant and Equipment (Note 3)                          175         394
Intangible Assets (Note 4)                                    2,746       3,219

Total Assets                                                185,057      90,902

               Liabilities and Stockholders' Deficit
Current Liabilities
   Accounts payable (Note 5)                                379,377     148,227
   Accrued liabilities                                        9,800      10,000

Total Current Liabilities                                   389,177     158,227

Contingent Liabilities (Notes 1 and 6)
Stockholders' Deficit
Common Stock, 100,000,000 shares authorized,
   par value $.001 per share, 15,852,856 issued
   and outstanding                                           15,853      15,853
   Additional Paid in Capital                             1,991,519   1,991,519

                                                          2,007,372   2,007,372

Preferred Stock, 3,000,000 shares authorized, par value
   $0.10 per share, none issued                                -           -

Deficit Accumulated During the Development Stage         (2,211,492) (2,074,697)

Total Stockholders' Deficit                                (204,120)    (67,325)

Total Liabilities and Stockholders' Deficit                 185,057      90,902

(See accompanying notes)

Net 1 UEPS Technologies, Inc.

(A Development Stage Company)
Statements of Operations

                                                     Accumulated
                                                        from
                                                      May 8, 1997        Three months                  Six months
                                                      (Inception)            ended                       ended
                                                      to June 30,           June 30,                    June 30,
                                                         2002          2002          2001          2002          2001
                                                          $             $             $             $             $
                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues                                                 157,565          -             -          157,565          -

Administrative Expenses

   Amortization                                            8,561           346           599           692         1,198
   Bank charges                                            7,231           117           715           372         1,406
   Consulting (Note 5)                                   922,433        46,500        43,438        93,000        89,938
   Foreign exchange                                        8,098          -             -             -             -
   Investor relations                                     61,093          -             -             -             -
   Office, rent and telephone                            131,701           165         3,367         2,422         3,367
   Professional fees                                     359,713         8,527         3,762        11,734        14,617
   Subcontract                                           560,925        90,000        90,000       180,000       180,000
   Transfer agent and regulatory fees                     25,107          -             -             -              127
   Travel                                                285,018         1,000         4,383         6,204        23,526
   Less interest income                                     (823)          (33)          (80)          (64)         (167)

                                                       2,369,057       146,622       146,184       294,360       314,012

Net Loss                                              (2,211,492)     (146,622)     (146,184)     (136,795)     (314,012)

Net Loss Per Share                                                       (0.01)        (0.01)        (0.01)        (0.02)

Weighted Average Shares Outstanding                                 15,853,000    15,853,000    15,853,000    15,853,000

(See accompanying notes)

Net 1 UEPS Technologies, Inc.

(A Development Stage Company)
Statements of Cash Flows


                                                              Six months
                                                                ended
                                                               June 30,
                                                          2002          2001
                                                           $             $
                                                        (unaudited)  (unaudited)

Cash Flows to Operating Activities
   Net loss                                                (136,795)   (314,012)
   Adjustment to reconcile net loss to cash
     Amortization                                               692       1,198
   Change in non-cash working capital items
     (Increase) in accounts receivable                     (157,565)       -
     Increase (decrease) in accounts payable
       and accrued liabilities                              230,950     (34,816)
     Decrease in prepaid expenses                            30,000        -

Net Cash Used in Operating Activities                       (32,718)   (347,630)

Cash Flows from Financing Activities                           -           -

Cash Flows to Investing Activities                             -           -

Decrease in cash                                            (32,718)   (347,630)

Cash - beginning of period                                   57,289     789,613

Cash - end of period                                         24,571     441,983

Non-Cash Financing Activities                                  -           -

Supplemental Disclosures
   Interest paid                                               -           -
   Income tax paid                                             -           -

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

Net 1 UEPS Technologies, Inc.

(A Development Stage Company)
Notes to the Financial Statements

3.   Property, Plant and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.

                                           Accumulated      2002         2001
                                        Depreciation and   Net Book     Net Book
                                 Cost      Amortization     Value        Value
                                  $             $             $            $
                                                         (unaudited)   (audited)

     Computer equipment
       and software              2,181         2,006           175          394



4.   Intangible Assets
                                                            2002         2001
                                           Accumulated    Net Book     Net Book
                                 Cost     Amortization     Value        Value
                                  $             $             $            $
                                                         (unaudited)   (audited)

     Exclusive License           9,361         6,615         2,746        3,219


     See Note 1 for the description of the license and Note 6 for status of the underlying patents.


5.   Related Party Transactions

     Transactions with related parties are recorded at their exchange amounts.

     (a) Consulting fees include $75,000 (2001 - $75,000) paid or payable to a director.

     (b) Subcontract costs include $180,000 (2001 - $180,000) paid or payable to a Company with a common director.

     (c) See Note 1 for an exclusive license purchased from a related party during fiscal 2000 and related revenue recognized.

     (d) On January 29, 2002, pursuant to a Director's Resolution, unpaid consulting fees and subcontract costs, totalling $217,453 as at June 30, 2002, have been postponed until the Company has sufficient funds to pay.


6.   Legal Proceedings

     The Funds Transfer Systems was first patented in South Africa in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld in a form slightly different than the original application. Following the issue of the formal decision, a number of the opponents filed an appeal. The appeal proceedings are scheduled for September 19, 2002 at the European Patent Office in Munich, Germany. Currently, the granted patent remains effective in each of the designated states and is currently in force.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

Three months ended June 30, 2002 compared to the three months ended June 30, 2001 and the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

--------------------------------------------------------------------------------

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

The Company is engaged in negotiations with potential licensees of the FTS/UEPS technology in Kenya, Ghana, Congo, Uganda, Tanzania, Zambia, Madagascar and Australia. An Australian organization wishes to implement FTS based systems in Australia, Hong Kong, the Philippines, Indonesia, Egypt and China. Negotiations have been extended with the Australian organization as the License Agreement being compiled has been expanded to include various applications and territories.

Revenues: The Company is still in its development stage and planned principal
--------
activities have produced revenues of $157,565 which represent license fees collected by Net 1 Holdings during calendar year 2001 from licensees in Burundi, Latvia, Ghana, CIS, and Malawi.

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

Administrative Expenses: Administrative expenses increased from $146,184 for the
------------------------
three months ended June 30, 2001 to $146,622 for the three months ended June 30, 2002, an increase of $438; and decreased from $314,012 for the six months ended June 30, 2001 to $294,360 for the six months ended June 30, 2002, a decrease of $19,652. The decrease resulted primarily from a reduction in travel expenses. The majority of the expenses can be attributed to the subcontract fees paid pursuant to an outsourcing agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrator for the Central Europe, Middle East and African regions. Management has suspended payments to Net 1 Investment Holdings Ltd.
and Claude Guerard under his Consulting Agreement which in the three months ending June 30, 2002 accounted for $90,000 and $46,500 respectively, compared to $90,000 and $43,438 respectively for the three months ending June 30, 2001; and for the six months ending June 30, 2002 accounted for $180,000 and $93,000 respectively.

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

The Company anticipates raising additional funds from the sale of equity during the current fiscal year. Such funds will be used for working capital.

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


DATED: July 26, 2002