Form 10QSB
period 2002-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2002-11-14
CIK 1041514

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
----------------------------------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
------------- ---------------------

Commission File Number: 65-0903895
----------------------------------------------------

NET 1 UEPS TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
(Exact name of Registrant as specified in its Charter)

FLORIDA	65-0903895
-----------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 325-744 West Hastings Street, Vancouver, Britis h Columbia, Canada V6C 1A5
-----------------------------------------------------------------------------------
(Address of executive offices)	(Zip Code)

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

Common Stock Outstanding as of November 13, 2002: 15,852,856 Shares

NET I UEPS TECHNOLOGIES, INC.
(A development stage company)

TABLE OF CONTENTS

Form 10-QSB
For the Quarter Ended September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-QSB, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2001. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

Condensed Balance Sheet as of September 30, 2002 (unaudited) and as of December 31, 2001 (audited).

Condensed Statements of Operations (unaudited) for the three months ended September 30, 2002 and 2001, for the nine months ended September 30, 2002 and 2001 and from the Company's inception, May 8, 1997 through September 30, 2002.

Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2001.

Notes to Financial Statements.

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2002	2001
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	20,678	57,289
Accounts receivable (Note 5(c))	148,129	–
Prepaid expenses	–	30,000

Total Current Assets	168,807	87,289
Property, Plant and Equipment (Note 3)	73	394
Intangible Assets (Note 4)	2,509	3,219

Total Assets	171,389	90,902

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable (Note 5(d))	512,246	148,227
Accrued liabilities	10,080	10,000

Total Current Liabilities	522,326	158,227

Contingent Liabilities (Note 1)
Stockholders’ Deficit
Common Stock, 100,000,000 shares authorized, par value $.001 per share,
15,852,856 issued and outstanding	15,853	15,853
Additional Paid in Capital	1,991,519	1,991,519

	2,007,372	2,007,372

Preferred Stock, 3,000,000 shares authorized, par value $0.10 per share,
none issued	–	–

Deficit Accumulated During the Development Stage	(2,358,309)	(2,074,697)

Total Stockholders’ Deficit	(350,937)	(67,325)

Total Liabilities and Stockholders’ Deficit	171,389	90,902

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Accumulated
	From
	May 8, 1997	Three Months		Nine Months
	(Inception) to	Ended		Ended
	September 30,	September 30,		September 30,
	2002	2002	2001	2002	2001
	$	$	$	$	$
Revenues	157,565	–	–	157,565	–

Administrative Expenses
Amortization	8,899	338	599	1,030	1,797
Bank charges	7,446	215	800	587	2,206
Consulting (Note 5)	968,933	46,500	46,500	139,500	136,438
Foreign exchange	8,098	–	–	–	–
Investor relations	61,093	–	–	–	–
Office, rent and telephone	131,853	152	2,101	2,574	5,468
Professional fees	368,348	8,635	19,582	20,369	34,199
Subcontract	650,925	90,000	90,000	270,000	270,000
Transfer agent and regulatory fees	25,107	–	–	–	127
Travel	286,018	1,000	34,961	7,204	58,487
Less interest income	(846)	(23)	(74)	(87)	(241)

	2,515,874	146,817	194,469	441,177	508,481

Net Loss	(2,358,309)	(146,817)	(194,469)	(283,612)	(508,481)

Net Loss Per Share		(0.01)	(0.01)	(0.02)	(0.03)

Weighted Average Shares Outstanding		15,853,000	15,853,000	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months
	Ended
	September 30,
	2002	2001
	$	$
Cash Flows to Operating Activities
Net loss	(283,612)	(508,481)
Adjustment to reconcile net loss to cash
Amortization	1,030	1,797
Change in non-cash working capital items
(Increase) in accounts receivable	(148,129)	–
Increase (decrease) in accounts payable and accrued liabilities	364,100	(30,878)
Decrease in prepaid expenses	30,000	–

Net Cash Used in Operating Activities	(36,611)	(537,562)

Cash Flows from Financing Activities	–	–

Cash Flows to Investing Activities	–	–

Decrease in cash	(36,611)	(537,562)
Cash - beginning of period	57,289	789,613

Cash - end of period	20,678	252,051

Non-Cash Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(See accompanying notes)

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

1.

Development Stage Company

Net 1 UEPS Technologies, Inc. herein (“the Company”) was incorporated in the State of Florida on May 8, 1997.

The Company is a development stage company engaged in the business of commercializing the smart card technology based Universal Electronic Payment System (“UEPS”) and Funds Transfer System (“FTS”) through the development of strategic alliances with national and international bank and card service organizations. The patent rights (or applications for patents) of the UEPS/FTS technology are for all worldwide territories (except South Africa and its surrounding territories) are held by Net 1 Holdings S.a.r.1., a company incorporated in Luxembourg (“Net 1 Holdings”). See Note 4 for a discussion on the FTS European patent being revoked.

The Company entered into a license agreement, dated May 19, 1997 (the “License Agreement”), with Net 1 Holdings, Net 1 Operations S.a.r.1. and Net 1 Pty (collectively, the “Licensors”), where the licensors granted a non-exclusive license to the Company for the UEPS technology for the issuance of 5,412,244 shares at a fair market value of $0.001 per share. On October 1, 1997 an Amendment to the License Agreement was signed that provided for the transfer of the ownership of the UEPS technology and FTS and for the assignment of the Technology License Agreement between VISA International Service Association and Net 1 Holdings, dated July 31, 1997 (the “Visa Agreement”) to the Company in consideration for 4,729,612 shares. The assignment of the Visa Agreement and the transfer of the ownership of the UEPS technology and FTS to the Company were never consummated because certain conditions precedent were never satisfied. On May 3, 2000 an agreement entitled “Patent and Technology Agreement” was entered into between the Company and Net 1 Holdings that granted the Company an exclusive marketing license for the UEPS technology and the FTS for the world excluding South Africa and its surrounding territories under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. Net 1 Holdings owns 64% of the Company’s common shares.

In a development stage company, management devotes most of its activities to establishing a new business primarily, the development of a detailed business plan, marketing strategy and the raising of funds required to develop and operate the business successfully. Planned principal activities have not yet produced revenues and the Company has suffered recurring operating losses as is normal in development stage companies. These factors raise doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. The Company is also receiving the support of certain related party creditors to postpone payment for a twelve-month period. Net 1 Holdings, a controlling shareholder and debtor are paying certain company expenses to the Company, as a reduction of amounts due to the Company.

2.	Summary of Significant Accounting Policies
	(a)	Property, Plant and Equipment Computer equipment is amortized over five years on a straight-line basis.
(b)

Long-Lived Assets

Costs to acquire exclusive license rights to specific technology are considered “Long-Lived” assets and are capitalized as incurred. These costs are being amortized on a straight-line basis over five years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company’s ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

2.	Summary of Significant Accounting Policies (continued)
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

(e)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

(f)

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

(g)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Property, Plant and Equipment Property and equipment are stated at cost less accumulated depreciation and amortization.
			September
		Accumulated	30,	December 31,
		Depreciation	2002	2001
		And	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer equipment and software	2,181	2,108	73	394

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

4. Intangible Assets

			September	December
			30,	31,
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Exclusive License (Note 1)	9,361	6,852	2,509	3,219

The Funds Transfer Systems was first patented in South Africa in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld in a form slightly different than the original application. Following the issue of the formal decision, a number of the opponents filed an appeal. The oral proceedings for the second appeal were heard on October 10, 2002 whereby the appeal board reversed its earlier decision. Consequently the European patent has been revoked and there is no possibility of any further appeal. As a result the Company will be unable to collect royalties or fees for patent infringement in Europe.

5.	Related Party Transactions Transactions with related parties are recorded at their exchange amounts.
	(a)	Consulting fees include $112,500 (2001 - $112,500) paid or payable to a director.
	(b)	Subcontract costs include $270,000 (2001 - $270,000) paid or payable to a Company with a common director.
(c)
See Note 1 for an exclusive license purchased from Net 1 Holdings, a controlling shareholder, during fiscal 2000. Sales of $157,565 were recognized on March 31, 2002 of which $148,129 is still receivable from Net 1 Holdings.

(d)
On January 29, 2002, pursuant to a Director’s Resolution, unpaid consulting fees and subcontract costs, totalling $344,953 as at September 30, 2002, have been postponed until the Company has sufficient funds to pay.

Item 2. Management's Discussion and Analysis or Plan of Operations

General

Management’s discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Results of Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2001 and the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

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

On November 6, 2002, the Company retained Investec Limited, an international merchant banking group, to provide corporate finance services and assistance in order to secure equity and/or debt funding for the Company.

The Company continues in negotiations with potential licensees of the FTS/UEPS technology in Kenya, Ghana, Congo, Uganda, Tanzania, Zambia, Madagascar and Australia. An Australian organization wishes to implement FTS based systems in Australia and New Zealand. Negotiations have been extended with the Australian organization as the License Agreement being compiled has been expanded to include various applications and territories in the Far East.

Revenues: The Company is still in its development stage and principal activities have produced revenues of $157,565 which represent license fees collected by Net 1 Holdings during calendar year 2001 from licensees in Burundi, Latvia, Ghana, CIS, and Malawi.

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

Administrative Expenses: Administrative expenses decreased from $194,469 for the three months ended September 30, 2001 to $146,817 for the three months ended September 30, 2002, a decrease of $47,652; and decreased from $508,481 for the nine months ended September 30, 2001 to $441,177 for the nine months ended September 30, 2002, a decrease of $67,304. The decrease resulted primarily from a reduction in travel expenses and professional fees.

The majority of the administrative expenses can be attributed to the subcontract fees paid pursuant to an outsourcing agreement with Net 1 Investment Holdings, Ltd., the Company's UEPS integrator for the Central Europe, Middle East and African regions. Management has suspended payments to Net 1 Investment Holdings Ltd. and Claude Guerard under his Consulting Agreement which in the three months ending September 30, 2002 accounted for $90,000 and $37,500 respectively, and $90,000 and $37,500 respectively for the three months ending September 30, 2001; and for the nine months ending September 30, 2002 accounted for $270,000 and $112,500 respectively; and $270,000 and $112,500 respectively for the nine months ending September 30, 2001.

Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

Liquidity and Capital Resources: The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company recognized revenue of $157,565 on March 31, 2002 from license fees collected up to December 31, 2001, by Net 1 Holdings of which $148,129 is still receivable. Additional fees from the sale of new licenses and recurring annual license fees from existing licensees will accrue to the Company during 2002.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits required by Item 601 of Regulation S-B 99.1 Certification of Principal Executive Officer 99.2 Certification of Principal Accounting Officer
(b)

Reports on Form 8-K

On October 10, 2002, the Company filed the following report on Form 8-K:

As previously reported, Net 1 has an exclusive marketing license for its UEPS technology and funds transfer system for the world excluding South Africa. The system was first patented in South Africa in 1989 and the European patent was filed in October 1990 and granted in December 1994. The U.S. patent was granted in December 29, 1992. The European Patent Convention provides for an opposition period following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. As previously disclosed, the case was heard before a Board of the Opposition Division in March 1998 and the patent was upheld. Following the issue of the formal decision a number of the opponents filed a second appeal. The oral proceedings for the second appeal were heard on October 10, 2002 and we are informed that the Appeal Board reversed its earlier decision.

Consequently, the patent has been revoked relative to Europe and there will be no possibility of any further appeal. The formal written decision from the Appeal Board should be provided in the next two-to-three months.

The Company’s patent in the U.S. remains in full force and effect, and Net 1 is not aware of any challenges to the U.S. patent. The economic loss for the Company will be the lost opportunity to collect royalties/fees for patent infringement in Europe. However, the Company’s business plan and forecast did not account for such royalties as a source of revenue either in the short or medium term, as the key to Net 1’s operations in Europe was based on its know- how and ability to exploit the technology rather than based on an exclusive proprietary right. Accordingly, while the Company is disappointed in this ruling, it is not expected to have a material adverse effect on Net 1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 14, 2002	NET 1 UEPS TECHNOLOGIES, INC.

	By:	/s/ Claude Guerard

Claude Guerard, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Serge Belamant	Chairman	November 14, 2002

Serge Belamant

/s/ Claude Guerard	Director and C.E.O	November 14, 2002

Claude Guerard

/s/ David Anthony	Treasurer and Secretary	November 14, 2002

David Anthony

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Claude Guerard, the principal executive officer of Net 1 UEPS Technologies, Inc., a Florida corporation (the “Registrant”), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the “Report”).

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

          b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

          c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant'’ auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control.

     6. The Registrant’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	/s/ Claude Guerard

Name: Claude Guerard
Title: Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

     I, David Anthony, the principal financial officer of Net 1 UEPS Technologies, Inc., a Florida corporation (the “Registrant”), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the “Report”).

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made kno wn to us by others within those entities, particularly during the period in which the Report is being prepared.

          b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

          c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant’s other certifying officers and I ha ve disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant'’ auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other emp loyees who have a significant role in the Registrant’s internal control.

     6. The Registrant’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	/s/ David Anthony

Name: David Anthony
Title: Principal Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Net 1 UEPS Technologies, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the “Report”), I, Claude Guerard, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2002	By:	/s/ Claude Guerard

Claude Guerard

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Net 1 UEPS Technologies, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the “Report”), I, David Anthony, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2002	By:	/s/ David Anthony

David Anthony