Form 10KSB
period 2002-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2003-03-28
CIK 1041514

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER______________________

NET 1 UEPS TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

FLORIDA	65-0903895
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

325-744 WEST HASTINGS STREET
VANCOUVER B.C., CANADA V6C 1A5
(Address of Principal Executive Offices)(Zip Code)

(888) 796-2233
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

Title of Each Class	Name of Each Exchange on Which
Registered
-----------------------	-----------------------

NONE	NONE

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

Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December 31, 2002: $157,673

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 17, 2003 ($1.00): $7,332,278

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 17, 2003, was 15,852,856.

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

Our management team devotes most of their activities to establishing a new business, primarily, the development of a detailed business plan, marketing strategy and the raising of the funds required to develop and operate the business successfully. Planned principal activities have produced minimal revenues, and Net 1 has suffered operating losses. Net 1 has a working capital deficiency of $236,549 as of December 31, 2002. These factors raise substantial doubt about Net 1's ability to continue as a going concern. The ability of Net 1 to complete its long-term business plan depends on whether it is successful in raising the capital it requires through equity financing and developing a market for its products.

The UEPS technology was developed by Serge Belamant, a non executive officer of Net 1, and the late Andre Mansvelt, a former non executive officer of Net 1, and the resulting FTS patents (or applications for patents) were assigned to Net 1 Investment Holdings (Pty) Ltd. ("Net 1 (Pty)") with respect to patent rights in South Africa and the surrounding territories, and to Net 1 Holdings with respect to rights in all other territories.

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

On May 3, 2000 we entered into a Patent and Technology Agreement with Net 1 Holdings S.a.r.l. that granted us an exclusive marketing license for the UEPS technology and the FTS patents world-wide except for South Africa and its surrounding territories, under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. The 4,729,612 shares of common stock of Net 1 previously issued in consideration for the Amendment to the License Agreement were released to Net 1 Holdings .

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

We are still in the developmental stages of our business and for the next twelve months intend to focus on attracting the necessary capital to implement our business plan as described below. Since our inception, we have not yet been successful in raising the capital required to implement our business plan. No assurances can therefore be given that we will be successful in attracting capital or meeting our business objectives in the future.

OUR TECHNOLOGY

Net 1's technological platform is based on two fundamental components:

  the FTS patents; and
  the UEPS.

FTS Patents. The FTS describes a method through which funds can be transferred from one smart card to another in a secure and off-line manner. Off-line for these purposes refers to a transaction which is effected when there is no contact with the card issuer or authorization center at the time of the transaction. The FTS also incorporates how these cards can be loaded or re-loaded with funds as well as how these funds can be redeemed for value in a banking or non-banking environment. The FTS patents are registered in the United States, and South Africa and a number of other countries that have patent agreements with these countries. The FTS is registered in the United States Patent & Trademark Office under registration number 5,175,416.

Status of FTS Patents. As previously reported, Net 1 has an exclusive marketing license for the UEPS technology and funds transfer system for the world excluding South Africa and its surrounding territories. The system was first patented in South Africa in 1989 and the European patent was filed in October 1990 and granted in December 1994. The U.S. patent was granted in December 29, 1992. The European Patent Convention provides for an opposition period of two years following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. As previously disclosed, the case was heard before a Board of the Opposition Division in March 1998 and the patent was upheld. Following the issue of the formal decision, a number of the original opponents filed a second appeal. The oral proceedings for the second appeal were heard on October 10, 2002 and the Appeal Board reversed its earlier decision. The formal written decision from the Appeal Board was received on December 24, 2002. Consequently, the patent has been revoked relative to Europe and there will be no possibility by us of any further appeal.

The Company’s patent in the U.S. remains in full force and effect, and Net 1 is not aware of any challenges to the U.S. patent. The economic loss for the Company will be the lost opportunity to collect royalties/fees for patent infringement in Europe. However, the Company’s business plan and forecast did not account for such royalties as a major source of revenue in the medium to long term as the key to Net 1’s operations in Europe was based on its know-how and ability to exploit the technology rather than based on its proprietary right. Accordingly, while the Company is disappointed in this ruling, it is not expected to have a material adverse effect on Net 1 in the long term. Some short term income, however, will be lost due to loss of the European patent. These amounts are minimal and would not in any way be sufficient to implement our business plan either partially or in full.

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

IDENTIFIED SOURCES OF REVENUE

Net 1 has identified several potential general sources of revenue including:

  manufacture licensing,
  usage licensing,

Net 1 Holdings has received license usage fees during calendar year 2002 from Visa International Service Association and FTS licensees for Latvia, Burundi, Malawi, Rwanda and the CIS states. See below:

  joint ventures, and
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

Manufacturers of point of sale terminals and prepaid utility meter terminals who wish to produce terminals capable of supporting FTS based applications will be licensed by Net 1. It is anticipated that these manufacturer licenses will be based on a variety of payment systems including, for example, annual payments, per-terminal payments or transaction fees, depending upon the particular circumstances. Generally, the terminals used in connection with the FTS/UEPS based payment system, unlike other payment systems, do not require a great deal of technology as the security process used by the payment system is managed in its entirety by the two smart cards transacting at the time. Manufacturers, therefore, can mass-produce low cost terminals for the Net 1 FTS/UEPS payment systems. These potential revenues have now been limited to manufacturers that are U.S. based as the European FTS patent has been revoked.

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

Net 1 Holdings has received license usage fees during calendar year 2002 from Visa International Service Association and FTS licensees for Latvia, Burundi, Malawi, Rwanda and the CIS states.

For fiscal 2002, Net 1 recorded revenues of $157,673 from Net 1 Holdings.

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

Hardware Sales. We will pursue arrangements with smart card and terminal manufacturers which will enable us to purchase these items of hardware in volume at preferential prices. We contemplate selling these items to our licensees, passing along a portion of the price savings. These revenues will only become possible if we are able to raise the funds we require to operate the Company as per the business plan.

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

In February 2000, an application to join numerous other entities was filed by Net 1 Products (Canada) Ltd. On December 6, 2001, all claims by John Drove and Net 1 Products (Canada) Ltd. were settled by Serge Christian Pierre Belamant and the estate of the late Andre Peter Mansvelt resulting in no settlement cost to Net 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is currently limited public trading of Net 1's common stock on the OTC Bulletin Board under the symbol NUEP. As of February 28, 2003 there were 60 shareholders of record of our common stock. Our common stock traded on the Pink Sheets of the National Quotation System under the symbol NUEP from February 2000 to mid December 2000. In mid December 2000, our common stock again traded on the OTC Bulletin Board as the Company complied with the OTC Bulletin Board Eligibility Rule. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW

Quarter ended March 31, 1999	$6.75	$3.5
Quarter ended June 30, 1999	$6.00	$3.31
Quarter ended September 30, 1999	$4.00	$1.875
Quarter ended December 31, 1999	$2.81	$1.375
Quarter ended March 31, 2000	$7.93	$2.25
Quarter ended June 30, 2000	$5.75	$3.00
Quarter ended September 31, 2000	$5.50	$3.65
Quarter ended December 31, 2000	$4.65	$2.00
Quarter ended March 31, 2001	$2.06	$1.50
Quarter ended June 30, 2001	$1.55	$1.17
Quarter ended September 30, 2001	$1.40	$0.90
Quarter ended December 31, 2001	$1.01	$0.80
Quarter ended March 31, 2002	$1.25	$0.75
Quarter ended June 30, 2002	$1.35	$1.13
Quarter ended September 30, 2002	$1.20	$0.90
Quarter ended December 31, 2002	$1.15	$1.01

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “except,” “anticipate,” “estimate” or “continue” or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

Management has been actively involved in negotiations to secure sufficient equity and/or debt financing to fund the Company's business plans.

On October 23, 2002, the Company retained Investec Limited (“Investec”), an international merchant banking group, to provide corporate finance services and assistance in order to raise equity and/or debt funding for the Company. Subsequently, on February 12, 2003, Investec and the Company mutually agreed to terminate the engagement. The Company continues in various negotiations to secure necessary funding either through equity/debt financing or a joint venture arrangement to develop its business.

In the short term, management has postponed various expenses including the Consulting Agreement with its CEO, Claude Guerard and its Outsourcing Agreement with Net 1 Investment Holdings (Pty), Ltd.

The Company, in October 2002, cancelled its Outsourcing Agreement with Net 1 Investment Holdings (Pty), Ltd. and both companies entered into a Distribution Agreement with an effective date of July 1, 2002. Net 1 Investment Holdings (Pty), Ltd., at its entire discretion and when it deems appropriate and under the terms and conditions as stipulated in the Distribution Agreement, will provide the Company, with marketing, sales, administrative and technical support as an accredited UEPS integrator for any country in the world other than the Republic of South Africa, Namibia, Botswana, Lesotho, Swaziland, Mozambique and Zimbabwe. The Company will pay Net 1 Investment Holdings (Pty), Ltd. an amount equal to 9.5% of the license fee paid by the customer for the duration of the license’s existence. This fee is only applicable for new licenses and upgrades of existing licenses. The Company also settled its indebtedness to Net 1 Investment Holdings (Pty), Ltd. for services rendered up to July 2002, for an amount of $50,000 which has been paid.

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
  The Company’s first partnership agreement is the Distribution Agreement which became effective July 1, 2002 with Net 1 Investment Holdings (Pty) Ltd., a South African company, for any country in the world expect South Africa and its surrounding territories (Namibia, Botswana, Lesotho, Swaziland, Mozambique and Zimbabwe).
  To develop NUEP's licensee network on a worldwide basis. We have granted licenses in Latvia, Burundi, Ghana, Rwanda and Malawi, and are currently in negotiations with potential licensees in various countries of Africa An Australian organization has approached NUEP for an FTS license for Australia and New Zealand. Negotiations also include the possibility to grant licenses for territories in the pacific rim.

REVENUE

The Company is still in its development stage and principal activities have produced revenues of $157,673 which represent license fees collected by Net 1 Holdings during calendar year 2001. License fees collected during calendar year 2002 total $41,017.

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

ADMINISTRATIVE EXPENSES

Administrative expenses have decreased $353,088 from $677,595 in the year 2001 to $324,507 during the year 2002. The decrease resulted primarily from the cancellation of subcontract costs associated with the Company's Outsourcing Agreement; and a reduction in business development expenses and travel costs. Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

OTHER

Management continues its efforts to secure the funding required to exploit the FTS/UEPS technology on a worldwide basis.

Strategic alliances, joint ventures and/or investments in companies having expertise in IT services, financial services and proven market penetration are currently being explored.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company recognized revenue of $157,673 for the fiscal year ended December 31, 2002 from license fees collected up to December 31, 2001 by Net 1 Holdings. For the fiscal year ending December 31, 2003, the Company will be receiving $41,017 from sales of licenses.

Our cash decreased $37,235 from $57,289 at December 31, 2001 to our ending balance of $20,054 at December 31, 2002. The cash was used to fund our operating expenses.

The Company anticipates raising additional funds from the sale of equity during the next fiscal year. Such capital will be used for working capital.

The Company believes its current available cash position and revenues due from Net 1 Holdings is sufficient to meet its cash needs on a short-term basis, but the Company will need a substantial amount of additional capital to pursue its business plans in any meaningful manner.

The Company's ability to continue as a going concern is dependent upon the Company's ability in the near future to (i) raise additional funds through equity financings, loans or joint venture agreements, involving affiliates, controlling shareholders, and related or unrelated parties, and (ii) further develop markets for its products.

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

Name	Age	Positions Held

Serge Belamant	49	Non executive Chairman of the Board of Directors

Claude Guerard	61	Director, Chief Executive Officer

David Anthony	53	Secretary and Treasurer

Serge Christian Pierre Belamant has been a director of Net 1 since its inception in May 1997. From May 1997 to October 2000, Mr. Belamant also served as Chief Executive Officer of Net 1. From June 1997 to present, Mr. Belamant has served as Chief Executive Officer and a director of Net 1 Applied Technology Holdings Limited, a company listed on the Johannesburg Stock Exchange. From 1996 to 1997, Mr. Belamant served as a consultant in the development of COPAC (Chip Off-Line Pre-Authorized Card), a product currently being marketed internationally by Visa International. From October 1989 to September 1995, Mr. Belamant served as the managing director of Net 1 Products (Pty) Ltd., a privately owned South African company specializing in the development of advanced technologies in the field of transaction processing and payment systems. Mr. Belamant also serves on the board of a number of other companies that are closely related to the smart card business worldwide. Mr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch Automated Teller Machine network in South Africa that rates today as the third largest ATM switching system in the world. Mr. Belamant has patented a number of inventions ranging from biometrics to gaming as well as the FTS. Mr. Belamant has more than twenty years experience in the fields of operations research, security, biometrics, artificial intelligence and on-line and off-line transaction processing systems. Serge Belamant is the non-executive Chairman of the Board of the Company.

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

Employment Agreements.

Serge Christian Pierre Belamant and Andre Peter Mansvelt. Since Net 1's inception in May 1997, it was decided that no employment agreement would be entered into by Serge Christian Pierre Belamant or the late Andre Peter Mansvelt and Net 1 until the funding necessary to operate the company would be secured. Although that Mr. Belamant continues to perform his duties as the non executive Chairman of Net 1, he has not been remunerated to date in any form whatsoever.

Claude Guerard. Our majority shareholder, Net 1 Holdings S.a.r.l. entered into a consulting and advisory agreement with Mr. Guerard on October 1, 1999. The term of the agreement was to extend from October 1999 to January 2000. The agreement was extended for two further terms to January 2001 and January 2002. Currently, the agreement is on a month-to-month basis. In this agreement, Net 1 Holdings S.a.r.l. agreed to pay Mr. Guerard $12,500 per month. Mr. Guerard's responsibilities included the restructuring of the company and the general management of the company. Mr. Guerard's contract could be extended at the discretion of the company once we raise the necessary funds to develop our business plan. Effective October 25, 1999 we assumed all liabilities under the agreement through an assignment of the agreement, releasing Net 1 Holdings S.a.r.l. from the liabilities and responsibilities of the agreement. In 2002, we incurred and owe consulting fees totaling $137,500 and paid $12,500to Mr. Guerard under this agreement.

Board Committees: We do not as yet have an audit committee or a compensation committee. However, as and when we elect independent directors, we expect to organize these committees.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended December 31, 2002 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2002, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the last five fiscal years, to: (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

All
Name and	Fiscal	Other		Annual		LTIP	Other
Principal Position	Year	Bonus	Salary	Compensation	Options/(#)	Payouts	Compensation

Serge Belamant, Non-executive
Chairman	2002
2001
	2000	-	-	-	-	-	-
	1999	-	-	-	-	-	-
	1998	-	-	-	-	-	-
Claude Guerard, CEO & Director	2002
2001
	2000	-	-	-	-	-	-
	1999				-	-	-
	1998	-	-	-	-	-	-
David Anthony, Secretary,	2002
2001
	2000	-	-	-	-	-	-
Treasurer	1999	-	-	-	-	-	-
	1998	-	-	-	-	-	-

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2002 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

Percent of
	Number of	Total Options/
	Securities	SARs Granted
	Underlying	To Employees	Exercise Or
	Options/SARs	In Fiscal	Base Price	Expiration
Name	Granted (#)	Year	($/Sh)	Date

Serge Belamant, Non executive
Chairman	--	--	--	--
Claude Guerard, CEO & Director	--	--	--	--
David Anthony, Secretary,	--	--	--	--
Treasurer

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

None.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2002 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercisable	In-The-Money
			Options/SARs	Options/SARs
	Shares		At Fy-End (#)	At Fy-End ($)
	Acquired on	Value	Exercisable /	Exercisable /
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Serge Belamant, Non-executive
Chairman	--	--	--	--

Claude Guerard, CEO
and Director	--	--	--	--

David Anthony, Secretary,	--	--	--	--
and Treasurer

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

	Number	Performance	Estimated Future Payouts Under
	of Shares	or Other	Non-Stock Price-Based Plans
	Units or	Period Until
	Other Rights	Maturation	Threshold	Target	Maximum
Name	(#)	or Payout	($or #)	($or #)	($ or #)

Serge Belamant, Non-executive
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

The following table sets forth information as of February 28, 2003 with respect to:

  each person known to us to be the beneficial owner of more than 5% of our common stock;
  each of our officers and directors; and
  all directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 325-744 West Hastings Street, Vancouver, British Columbia, Canada V6C 1A5. Information with respect to the percent of class is based on 15,852,856 issued and outstanding shares of common stock as of February 28, 2003.

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

Net 1 Holdings S.a.r.l., whose address is 6, rue Jean Monnet, L-2180 Luxembourg, is a corporation controlled by Cornet Ltd. (52.7%) and a trust structure of which Serge Christian Pierre Belamant, our non executive Chairman (47.3%) is a beneficiary. Net 1 Holdings owns 55.25% of the issued and outstanding common stock of Net 1. Cornet Ltd. whose address is Westaway Chambers, 39 Don Street, St. Helier, Jersey C.I. JE48UA, is a Jersey corporation controlled by Serge Christian Pierre Belamant and the estate of Andre Peter Mansvelt through trust structures. The 1,521,278 shares of common stock owned by Gemplus SCA is not included in the 8,520,578 shares of common stock owned by Net 1 Holdings S.a.r.l.

Gemplus SCA, whose address is Avenue du Pic De Bertagne, 13884 Gemenos, France, is a French corporation that is the beneficial owner of 1,521,278 (9.75%) shares of common stock of Net 1. Mr. Claude Guerard served as an executive officer of Gemplus from December 1996 to October 1999.

Serge Belamant, whose address is 43 Carlisle Avenue, Hurlingham, Sandton, 2196, South Africa, is the non executive Chairman of Net 1. He is the beneficial owner of 5,030,813 shares of Net 1's common stock pursuant to direct and indirect shareholdings in Net 1 Holdings S.a.r.l. These shares cannot be voted by Mr. Belamant personally but only by Net 1 Holdings S.a.r.l.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into a license agreement, dated May 19, 1997 (the "License Agreement"), with Net 1 Holdings S.a.r.l., Net 1 Operations S.a.r.l. and Net 1 (Pty) (collectively, the "Licensors"), where the licensors granted a non-exclusive license to us for the UEPS technology world-wide except for South Africa and its surrounding territories. On October 1, 1997 an Amendment to the License Agreement was signed that provided for the transfer of the ownership of the UEPS and FTS technology to Net 1 and for the assignment of the Technology License Agreement between Visa International Service Association and Net 1 Holdings S.a.r.l, dated July 31, 1997 (the "Visa Agreement") under certain conditions precedent in consideration for 4,729,612 shares of common stock of the Net 1. The assignment of the Visa Agreement and the transfer of the ownership of the UEPS technology and FTS patents to NET 1 were never consummated because the conditions precedent were never satisfied.

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

In 2001, Consulting fees totaling $150,000 were paid to Mr. Guerard.

In 2002, Consulting fees totaling $12,500 were paid to Mr. Guerard and consulting fees totaling $137,500 are owed.

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

In October, 2002, a Distribution Agreement between the Company and Net 1 Investment Holdings (Pty) Ltd. was entered into and made effective as at July 1, 2002 which effectively cancelled the Outsourcing Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. EXHIBITS:

EXHIBIT
NUMBER	DESCRIPTION

1.	Articles of Incorporation of Net 1 UEPS Technologies, Inc. (1)

2.	Bylaws of Net 1 UEPS Technologies, Inc. (1)

3.	Patent and Technology Agreement, between the Net 1 UEPS Technologies, Inc. and Net 1 Holdings S.a.r.l., dated May 3, 2000. (1)

10.1	Consulting Agreement between Net 1 Holdings S.a.r.l. and Claude Guerard, dated October 1, 1999. (1)

10.2	Assignment of Consulting Agreement between Net Holdings S.a.r.l. ("Assignor") and Net 1 UEPS Technologies, Inc. ("Assignee") dated October 25, 1999. (1)

10.3	Outsourcing Agreement between Net 1 UEPS Technologies Inc. and Net 1 Investment Holdings Ltd. effective as of January 1, 2001.

10.4	Distribution Agreement between Net 1 UEPS Technologies Inc. and Net 1 Investment Holdings (Pty) Ltd. effective as of July 1, 2002.

99.1	Certification of Principal Executive Officer. (2)

99.2	Certification of Principal Accounting Officer. (2)

____________________________

(1)	Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form 10-SB filed August 1, 2000.

(2)	Filed herewith.

B. REPORTS ON FORM 8-K:

One report dated October 10, 2002 on Form 8-K was filed during the last quarter of the period covered by this Report. The report described the revoking of the Company’s European patent by the EPO Appeal Board on October 10, 2002.

ITEM 14. CONTROLS AND PROCEDURES Evaluation of disclosure controls and procedures.

Within the 180 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Financial Officer, Mr. David Anthony. Based upon this evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, B.C., Canada, on March 27, 2003.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Claude Guerard

Claude Guerard
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Serge Belamant	Non executive Chairman	March 27, 2003

Serge Belamant

/s/ Claude Guerard	Chief Executive Officer	March 27, 2003
and Director
Claude Guerard

/s/ David Anthony	Secretary and Treasurer	March 27,2003

David Anthony

Financial Statements
Independent Auditors’ Report	F1
Balance Sheet	F2
Statements of Operations	F3
Statements of Cash Flows	F4
Statements of Stockholders’ Equity	F5
Notes to the Financial Statements	F6 – F9

Independent Auditors’ Report

To the Stockholders and Board of Directors
of Net 1 UEPS Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Net 1 UEPS Technologies, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, shareholders’ equity and cash flows for the period from May 8, 1997 (Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the period from May 8, 1997 (Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception. Although the initial absence of revenues or profitable operations is normal for companies in the development stage, these factors may raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result due to going concern uncertainties.

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 21, 2003

Financial Statements

Independent Auditors’ Report	F1

Balance Sheets	F2

Statement of Operations	F3

Statement of Stockholders’ Equity	F4

Statements of Cash Flows	F5

Notes to Financial Statements	F6-F10

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2002	2001

Assets
Current Assets
Cash	$20,054	$57,289
Accounts receivable	91,703	-
Prepaid expenses	-	30,000

Total Current Assets	111,757	87,289

Property, Plant and Equipment (Note 3)	9	394

Intangible Assets (Note 4)	2,273	3,219

Total Assets	$114,039	$90,902

Liabilities and Stockholders’’ Deficit

Current Liabilities
Accounts payable	$337,503	$148,227
Accrued liabilities	10,803	10,000

Total Current Liabilities	348,306	158,227

Stockholders’ Deficiency
Share capital
Authorized
3,000,000 preferred shares with $0.001 par value
100,000,000 common shares with $0.001 par value
Issued
15,852,856 common shares	15,853	15,853
Additional paid-in capital	1,991,519	1,991,519
Deficit accumulated during the development stage	(2,241,639)	(2,074,697)

Total Stockholders’ Deficit	(234,267)	(67,325)

Total Liabilities and Stockholders’ Deficit	$114,039	$90,902

(See accompanying notes)

F2

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations

				Accumulation
				from
				May 8, 1997
	Years ended			(Inception)
	December 31,			to December 31,
	2002	2001		2002

Revenues	$157,565	$-		$157,565

Expenses
Amortization	1,331	2,396		9,200
Bank charges	822	2,906		7,681
Consulting (Note 5)	191,000	186,000		1,020,433
Foreign exchange	-	-		8,098
Investor relations	-	612		61,093
Office, rent and telephone	6,880	4,514		136,159
Professional fees	23,929	49,148		371,908
Subcontract (Note 5)	75,047	356,938		455,972
Transfer agent and regulatory fees	-	378		25,107
Travel	25,606	74,987		304,420
Less interest income	(108)	(284)		(867)

Total Expenses	324,507	677,595		2,399,204

Net Loss	$(166,942)	$(677,595)		$(2,241,639)

Net Loss Per Share	$(0.01)	$(0.04)	$

Weighted Average Shares Outstanding	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

F3

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Stockholders’ ’ Equity

	Common Stock

				Deficit
			Additional	Accumulated During
	Number of		Paid-in	the Development
	Shares	Amount	Capital	Stage	Total

Initial capitalization (May 8, 1997)
Stock issued for license to
specific technology (Notes 1 & 4)	2,706,122	$2,706	$-	$-	$2,706
Stock issued to change license to
exclusive (Note 1 & 4)	2,364,806	2,365	-	-	2,365
Less cancelled in a
subsequent year	(438,694)	(439)	-	-	(439)
Stock issued for cash:
at $0.0576 per share	2,600,000	2,600	147,160	-	149,760
at $6.50 per share	130,500	131	848,119	-	848,250
Net (loss) for the period	-	-	-	(134,729)	(134,729)

Balance - December 31, 1997	7,362,734	7,363	995,279	(134,729)	867,913
Stock issued for stock split
net of shares cancelled	3,510,510	3,510	(3,510)	-	-
Net (loss) for the year	-	-	-	(659,002)	(659,002)

Balance - December 31, 1998	10,873,244	10,873	991,769	(793,731)	208,911
Net (loss) for the year	-	-	-	(267,161)	(267,161)

Balance - December 31, 1999	10,873,244	10,873	991,769	(1,060,892)	(58,250)
Stock issued for cash:
at $4.00 per share	250,000	250	999,750	-	1,000,000
Stock issued for license
(Notes 1 and 4)	4,729,612	4,730	-	-	4,730
Net (loss) for the year	-	-	-	(336,210)	(336,210)

Balance - December 31, 2000	15,852,856	15,853	1,991,519	(1,397,102)	610,270
Net (loss) for the year	-	-	-	(677,595)	(677,595)

Balance - December 31, 2001	15,852,856	15,853	1,991,519	(2,074,697)	(67,325)
Net (loss) for the year	-	-	-	(166,942)	(166,942)

Balance - December 31, 2002	15,852,856	$15,853	$1,991,519	$(2,241,639)	$(234,267)

(See accompanying notes)

F4

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Accumulation
			from
			May 8, 1997
	Years ended		(Inception)
	December 31,		to December 31,
	2002	2001	2002
Cash Flows From Operating Activities
Net Loss	$(166,942)	$(677,595)	$(2,241,639)
Adjustments to reconcile net loss to cash
Amortization	1,331	2,396	9,200
Changes in non-cash working capital items
Increase (decrease) in accounts payable	190,079	(27,125)	348,308
(Increase) in accounts receivable	(91,703)	-	(91,703)
(Increase) decrease in prepaid expenses	30,000	(30,000)	-

Net Cash Used in Operating Activities	(37,235)	(732,324)	(1,975,834)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	1,998,010

Net Cash Provided by Financing Activities	-	-	1,998,010

Cash Flows to Investing Activities
(Increase) in property, plant and equipment	-	-	(2,122)

Net Cash Used in Investing Activities	-	-	(2,122)

Increase (Decrease) in Cash in the Period	(37,235)	(732,324)	20,054

Cash - Beginning of Period	57,289	789,613	-

Cash - End of Period	$20,054	$57,289	$20,054

Non-Cash Financing Activities
9,361,846 shares issued for
a license (Note 4)	$-	$-	$9,362

Supplementary Disclosure
Interest paid	$-	$-	$-
Income tax paid	-	-	-

(See accompanying notes)

F5

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

1.

Development Stage Company

Net 1 UEPS Technologies, Inc. herein (the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company is a development stage company engaged in the business of commercializing the smart card technology based Universal Electronic Payment System (“UEPS”) and Funds Transfer System (“FTS”) through the development of strategic alliances with national and international bank and card service organizations. The patent rights (or applications for patents) of the UEPS/FTS technology for all worldwide territories (except South Africa and its surrounding territories) are held by Net 1 Holdings S.a.r.1., a company incorporated in Luxembourg (“Net 1 Holdings”). See Note 4 for a discussion on the FTS European patent being revoked.

The Company entered into a license agreement, dated May 19, 1997 (the “License Agreement”), with Net 1 Holdings, Net 1 Operations S.a.r.1. and Net 1 Pty (collectively, the “Licensors”), where the licensors granted a non-exclusive license to the Company for the UEPS technology for the issuance of 5,412,244 shares at a fair market value of $0.001 per share. On October 1, 1997 an Amendment to the License Agreement was signed that provided for the transfer of the ownership of the UEPS technology and FTS and for the assignment of the Technology License Agreement between VISA International Service Association and Net 1 Holdings, dated July 31, 1997 (the “Visa Agreement”) to the Company in consideration of 4,729,612 shares. The assignment of the Visa Agreement and the transfer of the ownership of the UEPS technology and FTS patents to the Company were never consummated because certain conditions precedent were never satisfied.

On May 3, 2000 an agreement entitled “Patent and Technology Agreement” was entered into between the Company and Net 1 Holdings that granted the Company an exclusive marketing license for the UEPS technology and the FTS patent for the world excluding South Africa and its surrounding territories under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. The 4,729,612 shares of the Company previously issued into trust in consideration for the Amendment to the License Agreement were thus released to Net 1 Holdings.

Net 1 Holdings as at December 31, 2002 owns 8,520,578 common shares of 15,852,856 issued and outstanding common shares, or 54%.

In a development stage company, management devotes most of its activities to establishing a new business primarily, the development of a detailed business plan, marketing strategy and the raising of funds required to develop and operate the business successfully. Planned principal activities have not yet produced revenues and the Company has suffered recurring operating losses as is normal in development stage companies. These factors raise doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products. In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. For fiscal 2003, the Company will be recording as revenues and receiving $41,017 from sales of licenses during 2002 in accordance with the Company’s revenue recognition policy and the Patent and Technology Agreement.

2.	Summary of Significant Accounting Policies

	(a)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

F6

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	(b)	Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, “Business Combinations,” was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets,” was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 requires that the purchase method of accounting be used for all business combinations initiated after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on May 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligation.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company’s results of operations and financial positions is being evaluated. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121“Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 144 on May 1, 2002. The effect of adoption of this standard on the Company’s results of operations and financial position is not expected to be material.

In June, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145, 147 and 148 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

	(c)	Property, Plant and Equipment

Computer equipment is amortized over five years on a straight-line basis.

F7

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	(d)	Long-Lived Assets

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

	(f)	Foreign Currency Transactions/Balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

	(g)	Use of Estimates

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

	(h)	Tax Accounting

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses as scheduled below:

		Year of
Year of Loss	Amount	Expiration
1997	$135,000	2012
1998	659,000	2013
1999	267,000	2014
2000	336,000	2015
2001	677,000	2016
2002	166,000	2017

	$2,240,000

F8

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	(i)	Tax Accounting (continued)

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of December 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2002	2001
	$	$

Net Operating Loss	166,297	673,595
Statutory	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	56,541	229,022
Valuation Allowance	(56,541)	(229,022)

Net Deferred Tax Asset	-	-

(j)

Revenue Recognition

The Company receives revenue from Net 1 Holdings from all sales of licenses equal to the Net 1 Holdings annual net profit before amortization as certified by its auditors in its annual financial statement. The Company recognizes revenues from Net 1 Holdings in the period when the audited financial statements of Net 1 Holdings become available. The Company reports the revenue on a net basis as the Company is acting as an agent for Net 1 Holdings in accordance with the Patent and Technology Agreement dated May 3, 2000.

3.	Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.

		December 31,		December 31,
		2002		2001

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer equipment and software	$2,181	$2,172	$9	$394

F9

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements

4.	Intangible Assets

		December 31,		December 31,
		2002		2001

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exclusive License	$9,361	$7,088	$2,273	$3,219

See Note 1 for description of the license.

The Funds Transfer System was first patented in South Africa in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld in a form slightly different than the original application. Following the issue of the formal decision, a number of the opponents filed an appeal. The appeal proceedings were heard on October 10, 2002 whereby the appeal board reversed its earlier decision. Consequently, the European patent has been revoked and there is no possibility of any further appeal. As a result, the Company will be unable to collect royalties or fees for patent infringement in Europe.

5.	Related Party Transactions

	(a)	Consulting fees include $150,000 (2001 - $150,000) paid or payable to the CEO of the Company.

	(b)	Pursuant to a Directors’ Resolution of January 29, 2002, $137,500 of consulting fees have been postponed until the Company has sufficient funds.

(c)
Pursuant to the distribution section of the Patent and Technology Agreement, subcontract costs include $75,047 (2001 - $356,938) paid to Net 1 Investment Holdings (Pty) Ltd., a company with a common director.

	(d)	Under the terms of the Patent and Technology Agreement dated May 3, 2000, the Company recorded revenues of $157,565 from Net 1 Holdings for sales made during 2001.

(e)
Effective July 1, 2002, the Company entered into a distribution agreement with Net 1 Investment Holdings (Pty) Ltd., which replaces the previous outsourcing agreement contained within the Patent and Technology Agreement. Subcontract costs will now be determined based on a fixed rate of 9.5% of the license fees received. As a condition of this agreement, Net 1 Investment Holdings (Pty) Ltd. received $50,000 in full settlement of $154,953 of fees due as at June 30, 2002. The Company wrote off the remaining $104,953 of the debt as a reduction of subcontract costs in the year.

F10

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Claude Guerard, the principal executive officer of Net 1 UEPS Technologies, Inc., a Florida corporation (the “Registrant”), certify that:

     1. I have reviewed this annual report on Form 10-KSB for the fiscal year ended December 31, 2002, of the Registrant (the “Report”).

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

Dated:   March 27, 2003

/s/ Claude Guerard

Name: Claude Guerard

Title: Principal
Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

     I, David Anthony, the principal financial officer of Net 1 UEPS Technologies, Inc., a Florida corporation (the “Registrant”), certify that:

     1. I have reviewed this annual report on Form 10-KSB for the final year ended December 31, 2002, of the Registrant (the “Report”).

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

Dated:   March 27, 2003

/s/ David Anthony

Name: David Anthony

Title: Principal Financial
Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Annual Report of Net 1 UEPS Technologies, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the “Report”), I, Claude Guerard, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

March 27, 2003

By:	/s/ Claude Guerard

Claude Guerard

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Annual Report of Net 1 UEPS Technologies, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the “Report”), I, David Anthony, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

March 27, 2003

By:	/s/ David Anthony

David Anthony