Form 10QSB
period 2003-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2003-05-15
CIK 1041514

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
----------------------------------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

------------- ---------------------

Commission File Number: 65-0903895
----------------------------------------------------

NET 1 UEPS TECHNOLOGIES, INC.
-----------------------------------------------------------------------------------------------------------
(Exact name of Registrant as specified in its Charter)

FLORIDA	65-0903895
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 325-744 West Hastings Street, Vancouver, British Columbia, Canada V6C 1A5
-----------------------------------------------------------------------------------------------------------
(Address of executive offices) (Zip Code)

Registrant's telephone number, including area code: (604) 669-4561
-----------------------

-----------------------------------------------------------------------------------------------------------
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

Common Stock Outstanding as of April 30, 2003: 15,852,856 Shares

NET I UEPS TECHNOLOGIES, INC.
(A development stage company)

TABLE OF CONTENTS

Form 10-QSB
For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-QSB, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2002. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

Condensed Balance Sheet as of March 31, 2003 (unaudited) and as of December 31, 2001 (audited).

Condensed Statements of Operations (unaudited) for the three months ended March 31, 2003 and 2002 and from the Company's inception, May 8, 1997 through to March 31, 2003.

Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002.

Notes to Financial Statements.

Net 1 UEPS Technologies, Inc.

(A Development Stage Company)
Balance Sheets

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2003	2002
	(unaudited)	(audited)

Assets
Current Assets
Cash	$17,618	$20,054
Accounts receivable	104,691	91,703
Prepaid expenses	-	-

Total Current Assets	122,309	111,757
Property, Plant and Equipment (Note 3)	-	9
Intangible Assets (Note 4)	2,036	2,273

Total Assets	$124,345	$114,039

Liabilities and Stockholders’’ Deficit
Current Liabilities
Accounts payable	$369,801	$337,503
Accrued liabilities	1,725	10,803

Total Current Liabilities	371,526	348,306

Stockholders’ Deficit
Share capital
Authorized
3,000,000 preferred shares with $0.001 par value
100,000,000 common shares with $0.001 par value
Issued
15,852,856 common shares	15,853	15,853
Additional paid-in capital	1,991,519	1,991,519
Deficit accumulated during the development stage	(2,254,553)	(2,241,639)

Total Stockholders’ Deficit	(247,181)	(234,267)

Total Liabilities and Stockholders’ Deficit	$124,345	$114,039

(See accompanying notes)

F1

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

				Accumulation
				from
				May 8, 1997
	Three months ended			(Inception)
	March 31,			to March 31,
	2003	2002		2003

Revenues	$41,017	$157,565		$198,582

Expenses

Amortization	246	346

				9,446
Bank charges	57	255

				7,738
Consulting (Note 5)	41,500	46,500

				1,061,933
Foreign exchange	-	-

				8,098
Investor relations	-	-

				61,093
Office, rent and telephone	2,051	2,257

				138,210
Professional fees	9,142	3,207

				381,050
Subcontract (Note 5)	-	90,000

				455,972
Transfer agent and regulatory fees	150	-

				25,257
Travel	806	5,204

				305,226
Less interest income	(21)	(31)		(888)

Total Expenses	53,931	147,738

				2,453,135

Net Loss	$(12,914)	$9,827

				$(2,254,553)

Net Loss Per Share	$-	$-

			$

Weighted Average Shares Outstanding	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

F2

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulation
			from
			May 8, 1997
	Three months ended		(Inception)
	March 31,		to March 31,
	2003	2002	2003
Cash Flows From Operating Activities
Net Loss	$(12,914)	$9,827	$(2,254,553)
Adjustments to reconcile net loss to cash
Amortization	246	346	9,446

Changes in non-cash working capital items
Increase (decrease) in accounts payable	23,220	91,113	371,528
(Increase) in accounts receivable	(12,988)	(157,565)	(104,691)
(Increase) decrease in prepaid expenses	-	30,000	-

Net Cash Used in Operating Activities	(2,436)	(26,279)	(1,978,720)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	-	-	1,998,010

Net Cash Provided by Financing Activities	-	-	1,998,010

Cash Flows to Investing Activities

(Increase) in property, plant and equipment	-	-	(2,122)

Net Cash Used in Investing Activities	-	-	(2,122)

Increase (Decrease) in Cash in the Period	(2,436)	(26,279)	17,618

Cash - Beginning of Period	20,054	57,289	-

Cash - End of Period	$17,618	$31,010	$17,618

Non-Cash Financing Activities

9,361,846 shares issued for
a license (Note 4)	$-	$-	$9,362

Supplementary Disclosure

Interest paid	$-	$-	$-
Income tax paid	-	-	-

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

On May 3, 2000 an agreement entitled “Patent and Technology Agreement” was entered into between the Company and Net 1 Holdings that granted the Company an exclusive marketing license for the UEPS technology and the FTS patent for the world excluding South Africa and its surrounding territories under terms similar to those stipulated in the Amendment to the License Agreement. No conditions precedent were stipulated. The 4,729,612 shares of the Company previously issued into trust in consideration for the Amendment to the License Agreement were thus released to Net 1 Holdings. Effective July 1, 2002, the Company entered into a distribution agreement with Net 1 Investment Holdings (Pty) Ltd., which replaced the previous Patent and Technology Agreement. As a condition of this agreement, Net 1 Investment Holdings (Pty) Ltd. received $50,000 in full settlement of $154,953 of fees due as at June 30, 2002. The Company wrote off the remaining $104,953 of the debt as a reduction of subcontract costs in that year.

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

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. For fiscal 2003, the Company recorded as revenues and receiving $41,017 from sales of licenses during 2002 in accordance with the Company’s revenue recognition policy and the Patent and Technology Agreement.

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

F4

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

Interim Financial Data

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

(j)

Revenue Recognition

The Company recognizes revenue when a license agreement has been signed and the rights have been passed to the licensee. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

F6

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

3.	Property, Plant and Equipment Property and equipment are stated at cost less accumulated depreciation and amortization.

	March 31,			December 31,
	2003			2002
	(unaudited)			(audited)

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer equipment and software	$2,181	$2,181	$-	$9

4.	Intangible Assets

	March 31,			December 31,
	2003			2002
	(unaudited)			(audited)

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exclusive License	$9,361	$7,325	$2,036	$2,273

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

(a)
Consulting fees include $37,500 (2002 - $37,500) paid or payable to the CEO of the Company. (b) Pursuant to a Directors’ Resolution of January 29, 2002, $175,000 of consulting fees have been postponed until the Company has sufficient funds.

(c)
Pursuant to the previous outsourcing agreement contained within the Patent and Technology Agreement, subcontract costs include $nil (2002 - $90,000) paid to Net 1 Investment Holdings (Pty) Ltd., a company with a common director.

(d)
Under the terms of the previous distribution agreement contained within the Patent and Technology Agreement dated July 1, 2002, the Company recorded revenues of $41,017 from Net 1 Holdings for sales made during 2002.

F7

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

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Management continues to be actively involved in negotiations to secure sufficient equity and/or debt financing to fund the Company's business plans.

On October 23, 2002, the Company retained Investec Limited (“Investec”), an international merchant banking group, to provide corporate finance services and assistance in order to raise equity and/or debt funding for the Company. Subsequently, on February 12, 2003, Investec and the Company mutually agreed to terminate the engagement. The Company is currently negotiating with two international financial groups in order to retain their services to secure necessary funding either through equity/debt financing or a joint venture arrangement to develop its business. The Company expects to finalize negotiations during the latter part of May 2003.

In the short term, management has continued the suspension of various expenses including the Consulting Agreement with its CEO, Claude Guerard.

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

  The Company’s first partnerships agreement is the Distribution Agreement which became effective July 1, 2002 with Net 1 Investment Holdings (Pty) Ltd., a South African company, for any country in the world at the discretion of the Company except South Africa and its surrounding territories (Namibia, Botswana, Lesotho, Swaziland, Mozambique and Zimbabwe).
  To develop NUEP's licensee network on a worldwide basis. We have granted licenses in Latvia, Burundi, Ghana, Rwanda and Malawi, and are currently in negotiations with potential licensees in various countries of Africa. An Australian organization has approached NUEP for an FTS license for Australia and New Zealand. Negotiations also include the possibility to grant licenses for territories in the Pacific Rim.

Revenue: The Company produced revenues of $41,017 which represent license fees collected by Net 1 Holdings during calendar year 2002 from licensees in Burundi, Latvia, Ghana, CIS, and Malawi.

Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual net profit before amortization as certified by its auditors in its annual financial statement. Net 1 recognized the revenue in the period when the audited financial statements of Net 1 Holdings become available and will report the revenue on a net basis as the Company is acting as an agent for Net 1 Holdings as per the Patent and Technology agreement dated May 3, 2000. Effective July 1, 2002, the Company entered into a new distribution agreement with Net 1 Investment Holdings (Pty) Ltd., which replaced the previous Outsourcing Agreement. The Company now will receive 9 ½% of any new Licensee fees charged.

Administrative Expenses: Administrative expenses decreased from $147,738 for the three months ended March 31, 2002 to $53,931 for the three months ended March 31, 2003, a decrease of $93,807. The decrease resulted primarily from the cancellation of subcontract costs associated with the Company’s Outsourcing Agreement, and a reduction in travel costs. Professional fees increased this quarter due to December 2002 year-end audit expenses. Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

Management has suspended payments to Claude Guerard under his Consulting Agreement which in the three months ending March 31, 2003 accounted for $37,500 and $37,500 respectively for the three months ending March 31, 2002.

Liquidity and Capital Resources: The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company recognized revenue of $41,017 on March 31, 2003 from license fees collected up to December 31, 2002, by Net 1 Holdings. Accounts receivable of $104,691 as at March 31, 2003 are due from Net 1 Holdings. Additional fees from the sale of new licenses and recurring annual license fees from existing licensees will accrue to the Company during 2003.

Our cash decreased $2,436 from $20,054 at December 31, 2002 to an ending balance of $17,618 at March 31, 2003. The cash was used to fund our operating expenses.

The Company anticipates raising additional funds from the sale of equity and/or debt financing during the current fiscal year. Such funds will be used for working capital.

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

(b)	Reports on Form 8-K None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2003	NET 1 UEPS TECHNOLOGIES, INC.

	By:	/s/ Claude Guerard

Claude Guerard, CEO

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Claude Guerard, the principal executive officer of Net 1 UEPS Technologies, Inc., a Florida corporation (the “Registrant”), certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2003, of the Registrant (the “Report”).

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

Dated: May 14, 2003	/s/Claude Guerard

Name: Claude Guerard
Title: Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

     I, David Anthony, the principal financial officer of Net 1 UEPS Technologies, Inc., a Florida corporation (the “Registrant”), certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2003, of the Registrant (the “Report”).

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

Dated: May 14, 2003	/s/ David Anthony

Name: David Anthony
Title: Principal Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Net 1 UEPS Technologies, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the “Report”), I, Claude Guerard, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

May 14, 2003	By:	/s/ Claude Guerard

Claude Guerard

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Net 1 UEPS Technologies, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the “Report”), I, David Anthony, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.

May 14, 2003	By:	/s/ David Anthony

David Anthony