Form 10QSB
period 2003-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2003-08-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 65-0903895

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

FLORIDA	65-0903895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 325-744 West Hastings Street, Vancouver, British Columbia, Canada	V6C 1A5
(Address of executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 669-4561

__________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if changed since last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2003: 15,852,856 Shares

NET I UEPS TECHNOLOGIES, INC.
(A development stage company)

Form 10-QSB
For the Quarter Ended June 30, 2003

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

Condensed Balance Sheet as of June 30, 2003 (unaudited) and as of December 31, 2002 (audited).

Condensed Statements of Operations (unaudited) for the three months ended June 30, 2003 and 2002, for the six months ended June 30, 2003 and 2002, and from the Company's inception, May 8, 1997 through to June 30, 2003.

Condensed Statements of Cash Flows (unaudited) for the three months ended June 30, 2003 and 2002.

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2003	2002
	(unaudited)	(audited)

Assets

Current Assets
Cash	$11,457	$20,054
Accounts receivable	92,191	91,703

Total Current Assets	103,648	111,757

Property, Plant and Equipment (Note 3)	-	9

Intangible Assets (Note 4)	1,800	2,273

Total Assets	$105,448	$114,039

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$416,060	$337,503
Accrued liabilities	1,700	10,803

Total Current Liabilities	417,760	348,306

Stockholders’ Deficit
Share capital
Authorized
3,000,000 preferred shares with $0.001 par value
100,000,000 common shares with $0.001 par value
Issued
15,852,856 common shares	15,853	15,853
Additional paid-in capital	1,991,519	1,991,519
Deficit accumulated during the development stage	(2,319,684)	(2,241,639)

Total Stockholders’ Deficit	(312,312)	(234,267)

Total Liabilities and Stockholders’ Deficit	$105,448	$114,039

(See accompanying notes)

F1

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Accumulation
					from
					May 8, 1997
	Three months endedded		Six months ended		(Inception)
	June 30,		June 30,		to June 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$41,017	$157,565	$198,582

Expenses
Amortization	236	346	482	692	9,682
Bank charges	291	117	348	372	8,029
Consulting (Note 5)	51,500	46,500	93,000	93,000	1,113,433
Foreign exchange	-	-	-	-	8,098
Investor relations	-	-	-	-	61,093
Office, rent and telephone	234	165	2,285	2,422	138,444
Professional fees	12,870	8,527	22,012	11,734	393,920
Subcontract (Note 5)	-	90,000	-	180,000	455,972
Transfer agent and regulatory fees	-	-	150	-	25,257
Travel	-	1,000	806	6,204	305,226
Less interest income	-	(33)	(21)	(64)	(888)

Total Expenses	65,131	146,622	119,062	294,360	2,518,266

Net Loss	$(65,131)	(146,622)	$(78,045)	$(136,795)	$(2,319,684)

Net Loss Per Share	$-	$-	$-	$-

Weighted Average Shares Outstanding	15,853,000	15,853,000	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

F2

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulation
			from
			May 8, 1997
	Six months ended		(Inception)
	June 30,		to June 30,
	2003	2002	2003

Cash Flows From Operating Activities
Net Loss	$(78,045)	$(136,795)	$(2,319,684)
Adjustments to reconcile net loss to cash
Amortization	482	692	9,682

Changes in non-cash working capital items
Increase (decrease) in current liabilities		230,950	417,760
(Increase) in accounts receivable	(488)	(157,565)	(92,191)
(Increase) decrease in prepaid expenses	-	30,000	-

Net Cash Used in Operating Activities	(8,597)	(32,718)	(1,984,431)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	-	-	1,998,010

Net Cash Provided by Financing Activities	-	-	1,998,010

Cash Flows to Investing Activities

(Increase) in property, plant and equipment	-	-	(2,122)

Net Cash Used in Investing Activities	-	-	(2,122)

Increase (Decrease) in Cash in the Period	(8,597)	(32,718)	11,457

Cash - Beginning of Period	20,054	57,289	-

Cash - End of Period	$11,457	$24,571	$11,457

Non-Cash Financing Activities

9,361,846 shares issued for
a license (Note 4)	$-	$-	$9,362

Supplementary Disclosure

Interest paid	$-	$-	$-
Income tax paid	-	-	-

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

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. For fiscal 2003, the Company recorded as revenues $41,017 from sales of licenses during 2002 in accordance with the Company’s revenue recognition policy and the Patent and Technology Agreement.

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

(i)

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

F6

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

3.	Property, Plant and Equipment Property and equipment are stated at cost less accumulated depreciation and amortization.

		June 30,		December 31,
		2003		2002
		(unaudited)		(audited)

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer equipment and software	$2,181	$2,181	$-	$9

4.	Intangible Assets

		June 30,		December 31,
		2003		2002
		(unaudited)		(audited)

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exclusive License	$9,361	$7,561	$1,800	$2,273

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

5.	Related Party Transactions
	(a)	Consulting fees include $75,000 (2002 - $75,000) paid or payable to the CEO of the Company.
	(b)	Pursuant to a Directors’ Resolution of January 29, 2002, $212,500 of consulting fees have been postponed until the Company has sufficient funds.
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

Results of Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2002, and the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Management continues to be actively involved in negotiations to secure sufficient equity and/or debt financing to fund the Company's business plans.

On April 30, 2003, the Company retained Brait Advisory Services (“Brait”), a division of an international merchant banking group, to provide corporate finance services and assistance in order to raise equity and/or debt funding for the Company. Brait is currently analyzing various equity and joint venture opportunities for the Company.

In the short term, management has continued the suspension of various expenses including the Consulting Agreement with its CEO, Claude Guerard.

Management continues to be actively involved in negotiations with potential clients in view of reaching two main targets required for the future of the Company:

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

  To develop NUEP's licensee network on a worldwide basis. We have granted licenses in Latvia, Burundi, Ghana, Rwanda and Malawi, and are currently in negotiations with potential licensees in various countries of Africa. An Australian organization has approached NUEP for an FTS license for Australia and New Zealand. Negotiations continue with various entities with the possibility to grant licenses for territories in the Pacific Rim.

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

Administrative Expenses: Administrative expenses decreased from $146,622 for the three months ended June 30, 2002 to $65,131 for the three months ended June 30, 2003, a decrease of $81,491; and decreased from $294,360 for the six months ended June 30, 2002 to $119,062 for the six months ended June 30, 2003, a decrease of $175,298. The decrease resulted primarily from the cancellation of subcontract costs associated with the Company’s Outsourcing Agreement, and a reduction in travel costs. Professional fees increased this quarter due to legal expenses associated with the Company’s equity raising efforts. Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

Management has suspended payments to Claude Guerard under his Consulting Agreement which in the six months ending June 30, 2003 accounted for $75,000 and $75,000 respectively for the six months ending June 30, 2002.

Liquidity and Capital Resources: The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company recognized revenue of $41,017 on June 30, 2003 from license fees collected up to December 31, 2002, by Net 1 Holdings. Accounts receivable of $92,191 as at June 30, 2003 are due from Net 1 Holdings. Additional fees from the sale of new licenses and recurring annual license fees from existing licensees will accrue to the Company during 2003.

Our cash decreased $8,597 from $20,054 at December 31, 2002 to an ending balance of $11,457 at June 30, 2003. The cash was used to fund our operating expenses.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by Item 601 of Regulation S-B

31.1 Section 302 Certification of Principal Executive Officer
31.2 Section 302 Certification of Principal Accounting Officer
32.1 Section 906 Certification of Principal Executive Officer
32.2 Section 906 Certification of Principal Accounting Officer

(b)	Reports on Form 8-K None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 5, 2003

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Claude Guerard
Claude Guerard, CEO