Form 10QSB
period 2003-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2003-11-13
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

Florida
(State or other jurisdiction of incorporation or organization)

65-0903895
(I.R.S. Employer Identification No.)

Suite 325-744 West Hastings Street,
Vancouver, British Columbia, Canada
V6C 1A5
(Address of executive offices)
(Zip Code)

Registrant's telephone number, including area code: (604) 669-4561

__________________________________________________________________
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

Common Stock Outstanding as of November 10, 2003: 15,852,856 Shares

NET I UEPS TECHNOLOGIES, INC.
(A development stage company)

Form 10-QSB
For the Quarter Ended September 30, 2003

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

Condensed Balance Sheet as of September 30, 2003 (unaudited) and as of December 31, 2002 (audited).

Condensed Statements of Operations (unaudited) for the three months ended September 30, 2003 and 2002, for the nine months ended September 30, 2003 and 2002, and from the Company's inception, May 8, 1997 through to September 30, 2003.

Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2002 and from the Company’s inception, May 8, 1997 through to September 20, 2003.

Notes to Financial Statements

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2003	2002
	(unaudited)	(audited)
Assets

Current Assets
Cash	$11,457	$20,054
Accounts receivable	87,028	91,703

Total Current Assets	98,485	111,757

Property, Plant and Equipment (Note 3)	-	9
Intangible Assets (Note 4)	1,563	2,273

Total Assets	$100,048	$114,039

Liabilities and Stockholders’’ Deficit

Current Liabilities
Accounts payable	$462,417	$337,503
Accrued liabilities	1,700	10,803

Total Current Liabilities	464,117	348,306

Stockholders’ Deficit
Share capital
Authorized
3,000,000 preferred shares with $0.10 par value
100,000,000 common shares with $0.001 par value
Issued
15,852,856 common shares	15,853	15,853
Additional paid-in capital	1,991,519	1,991,519
Deficit accumulated during the development stage	(2,371,441)	(2,241,639)

Total Stockholders’ Deficit	(364,069)	(234,267)

Total Liabilities and Stockholders’ Deficit	$100,048	$114,039

(See accompanying notes)

F1

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Accumulation
			from
			May 8, 1997
	Nine months ended		(Inception)
	September 30,		to September 30,
	2003	2002	2003

Revenues	$41,017	$157,565	$198,582

Expenses
Amortization	719	1,030	9,919
Bank charges	260	587	7,941
Consulting (Note 5)	139,500	139,500	1,159,933
Foreign exchange	-	-	8,098
Investor relations	-	-	61,093
Office, rent and telephone	4,062	2,574	140,221
Professional fees	25,344	20,369	397,252
Subcontract (Note 5)	-	270,000	455,972
Transfer agent and regulatory fees	150	-	25,257
Travel	806	7,204	305,226
Less interest income	(22)	(87)	(889)

Total Expenses	170,819	441,177	2,570,023

Net Loss	$(129,802)	$(283,612)	$(2,371,441)

Net Loss Per Share	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

F2

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months endedded
	September 30,
	2003	2002

Revenues	$-	$-

Expenses
Amortization	237	338
Bank charges	(88)	215
Consulting (Note 5)	46,500	46,500
Office, rent and telephone	1,776	152
Professional fees	3,332	8,635
Subcontract (Note 5)	-	90,000
Travel	-	1,000
Less interest income	-	(23)

Total Expenses	51,757	146,817

Net Loss	$(51,757)	(146,817)

Net Loss Per Share	$-	$(0.01)

Weighted Average Shares Outstanding	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

F3

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulation
			from
			May 8, 1997
	Nine months ended		(Inception)
	September 30,		to September 30,
	2003	2002	2003

Cash Flows From Operating Activities
Net Loss	$(129,802)	$(283,612)	$(2,371,441)
Adjustments to reconcile net loss to cash
Amortization	719	1,030	9,919

Changes in non-cash working capital items
Increase in current liabilities	115,811	364,100	464,119
(Increase) decrease in accounts receivable (87,028)		4,675	(148,129)
Decrease in prepaid expenses	-	30,000	-

Net Cash Used in Operating Activities	(8,597)	(36,611)	(1,984,431)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	1,998,010

Net Cash Provided by Financing Activities	-	-	1,998,010

Cash Flows to Investing Activities
(Increase) in property, plant and equipment	-	-	(2,122)

Net Cash Used in Investing Activities	-	-	(2,122)

Increase (Decrease) in Cash in the Period	(8,597)	(36,611)	11,457

Cash - Beginning of Period	20,054	57,289	-

Cash - End of Period	$11,457	$20,678	$11,457

Non-Cash Financing Activities
9,361,846 shares issued for
a license (Note 4)	$-	$-	$9,362

Supplementary Disclosure
Interest paid	$-	$-	$-
Income tax paid	-	-	-

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

See Note 6 regarding future financing and related acquisition of Net 1 Applied Technology Holdings Limited.

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
(b)

Recent Accounting Pronouncements

FASB has issued SFAS No. 147, 148 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

3.	Property, Plant and Equipment Property and equipment are stated at cost less accumulated depreciation and amortization.
		September 30,		December 31,
		2003		2002
		(unaudited)		(audited)
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer equipment and software	$2,181	$2,181	$-	$9

4.	Intangible Assets
		September 30,		December 31,
		2003		2002
		(unaudited)		(audited)
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exclusive License	$9,361	$7,798	$1,563	$2,273

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

F7

Net 1 UEPS Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

5.	Related Party Transactions
	(a)	Consulting fees include $112,500 (2002 - $112,500) paid or payable to the CEO of the Company.
	(b)	Pursuant to a Directors’ Resolution of January 29, 2002, $250,000 of consulting fees have been postponed until the Company has sufficient funds.
(c)
Pursuant to the previous outsourcing agreement contained within the Patent and Technology Agreement, subcontract costs include $nil (2002 - $270,000) paid to Net 1 Investment Holdings (Pty) Ltd., a company with a common director.

(d)
Under the terms of the previous distribution agreement contained within the Patent and Technology Agreement dated July 1, 2002, the Company recorded revenues of $41,017 from Net 1 Holdings for sales made during 2002.

6.

Subsequent Events

The Company is completing financial arrangements for the securing of approximately US$ 150 million through Brait SA (“Brait”) on behalf of funds under its management. The financing, comprising the capital raising of US$ 53 million and a share exchange of US$ 97 million, will enable Net 1 to make an offer to acquire Net 1 Applied Technology Holdings Limited (“Aplitec”), a public Johannesburg Stock Exchange (JSE) listed company, as well as providing working capital to enable Net 1 to expand its operations and develop its internal infrastructure on an international basis. The Company, through Brait, will raise the capital through sales of its common stock at US$ 0.50 per common share.

The Company, through Brait, has provided the Board of Directors of Aplitec with an offer to acquire all the assets and liabilities of Aplitec (excluding ZAR 300 million of cash) for approximately US$ 129 million through a combination of cash and share exchange offer to Aplitec shareholders also at a purchase price of US$ 0.50. Aplitec is engaged in the sales, maintenance and development of UEPS smart card based products in South Africa and its surrounding territories with revenues of approximately US$ 100 million. Aplitec has approximately 2,400 employees. Completion of the financing is subject to compliance with regulatory requirements in South Africa and in the United States, including an increase in the authorized capitalization of the Company to permit the common shares to be issued.

F8

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

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002, and the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Management continues to be actively involved in negotiations to secure sufficient equity and/or debt financing to fund the Company's business plans.

On April 30, 2003, the Company retained Brait Advisory Services (“Brait”), a division of an international merchant banking group, to provide corporate finance services and assistance in order to raise equity and/or debt funding for the Company. On October 27, 2003, the Company announced that it is completing financial arrangements for the securing of approximately US$150 million through Brait (“Brait”) on behalf of funds under its management. The financing, comprising the capital raising of US$53 million and a share exchange of US$97 million will enable Net 1 to make an offer to acquire Net 1 Applied Technology Holdings Limited (“Aplitec”), a public Johannesburg Stock Exchange (JSE) listed company, as well as providing working capital to enable Net 1 to expand its operations and develop its internal infrastructure on an international basis. The Company, through Brait, will raise the capital through sales of its common stock at US$0.50 per common share.

The Company, through Brait, has provided the Board of Directors of Aplitec with an offer to acquire all the assets and liabilities of Aplitec (excluding ZAR 300 million of cash) for approximately US$129 million through a combination of cash and share exchange offer to Aplitec shareholders also at a purchase price of US$0.50. Aplitec is engaged in the sales, maintenance and development of UEPS smart card based products in South Africa and its surrounding territories with revenues of approximately US$100 million. Aplitec has approximately 2,400 employees. Completion of the financing is subject to compliance with regulatory requirements in South Africa and in the United States, including an increase in the authorized capitalization of the Company to permit the common shares to be issued.

In the short term, management has continued the suspension of various expenses including the Consulting Agreement with its CEO, Claude Guerard.

Management continues to be actively involved in negotiations with potential clients in view of reaching two main targets required for the future of the Company:

  To establish partnership agreements with IT services and financial services entities which would provide the total technical support required by NUEP's licensees to launch and develop their own applications based on the FTS patent and the related UEPS technologies and services.

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

Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual net profit before amortization as certified by its auditors in its annual financial statement. Net 1 recognized the revenue in the period when the audited financial statements of Net 1 Holdings become available and will report the revenue on a net basis as the Company is acting as an agent for Net 1 Holdings as per the Patent and Technology agreement dated May 3, 2000. Effective July 1, 2002, the Company entered into a new distribution agreement with Net 1 Investment Holdings (Pty) Ltd., which replaced the previous Outsourcing Agreement. The Company now will receive 9½% of any new Licensee fees charged.

Administrative Expenses: Administrative expenses decreased from $146,817 for the three months ended September 30, 2002 to $51,757 for the three months ended September 30,

2003, a decrease of $95,060; and decreased from $441,177 for the nine months ended September 30, 2002 to $170,819 for the nine months ended September 30, 2003, a decrease of $270,358. The decreases resulted primarily from the cancellation of subcontract costs associated with the Company’s Outsourcing Agreement, and a reduction in travel costs. Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

Management has suspended payments to Claude Guerard under his Consulting Agreement which in the nine months ending September 30, 2003 accounted for $112,500 and $112,500 respectively for the nine months ending September 30, 2002.

Liquidity and Capital Resources: The primary source of the Company's cash has been through the sale of equity. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company recognized revenue of $41,017 on September 30, 2003 from license fees collected up to December 31, 2002, by Net 1 Holdings. Accounts receivable of $87,028 as at September 30, 2003 are due from Net 1 Holdings. Additional fees from the sale of new licenses and recurring annual license fees from existing licensees will accrue to the Company during 2003.

Our cash decreased $8,597 from $20,054 at December 31, 2002 to an ending balance of $11,457 at September 30, 2003. The cash was used to fund our operating expenses.

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

31.1 Section 302 Certification of Principal Executive Officer
31.2 Section 302 Certification of Principal Accounting Officer
32.1 Section 906 Certification of Principal Executive Officer
32.2 Section 906 Certification of Principal Accounting Officer

(b)

Reports on Form 8-K

The Company (Net 1) is completing financial arrangements for the securing of approximately US$ 150 million through Brait SA (Brait) on behalf of funds under its management. The financing, comprising the capital raising of US$ 53 million and a share exchange of US$ 97 million, will enable Net 1 to make an offer to acquire Net 1 Applied Technology Holdings Limited (Aplitec), a public Johannesburg Stock Exchange (JSE) listed company, as well as providing working capital to enable Net 1 to expand its operations and develop its internal infrastructure on an international basis. The Company holds exclusive licensing rights to the proprietary Smart Card technology based “Universal Electronic Payment System” (UEPS) and Funds Transfer Systems (FTS) on a worldwide basis, excluding South Africa and surrounding territories, but lacks financial resources, personnel and infrastructure to market and expand these operations. Net 1, through Brait, will raise the capital through sales of its common stock at US$ 0.50 per common share.

The Company, through Brait, has provided the Board of Directors of Aplitec with an offer to acquire all the assets and liabilities of Aplitec (excluding ZAR 300 million of cash) for approximately US$ 129 million through a combination of cash and share exchange offer to Aplitec shareholders also at a purchase price of US$ 0.50. Aplitec is engaged in the sales, maintenance and development of UEPS smart card based products in South Africa and its surrounding territories with revenues of approximately US$ 100 million. Aplitec has approximately 2,400 employees. Completion of the financing is subject to compliance with regulatory requirements in South Africa and in the United States, including an increase in the authorized capitalization of Net 1 to permit the common shares to be issued.

Inasmuch as the principal shareholders and members of management of the Company also have interests in Aplitec and will be participating in the share exchange, Net 1 will obtain approval of the majority of its minority shareholders for the increase in its capitalization. Net 1 is seeking to complete the transaction in early 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 13, 2003

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Claude Guerard
Claude Guerard, CEO