Form 10-K
period 2003-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2004-04-14
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER
000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

FLORIDA	65-0903895
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

325-744 WEST HASTINGS STREET
VANCOUVER B.C., CANADA V6C 1A5
(Address of Principal Executive Offices)(Zip Code)

(888) 796-2233
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NONE

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐     No ☒

State registrant's revenues for the year ended December 31, 2003: $41,017

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 5, 2004 ($9.90): $72,589,552

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 5, 2004, was 15,852,856.

DOCUMENTS INCORPORATED BY REFERENCE

Our registration statement on Form S-4 (File No. 333-112463).

THIS ANNUAL REPORT FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT THE WORDS "ANTICIPATE," "ESTIMATE," "INTENDS," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

Net 1 UEPS Technologies Inc. (“Net 1” or “the Company”) was incorporated in the State of Florida on May 5, 1997 to acquire and exploit a non-exclusive worldwide license to the Universal Electronic Payment System (“UEPS”). Net 1 entered into a license agreement, dated May 19, 1997 (the “License Agreement”), with Net 1 Holdings, Net 1 Operations S.a.r.l. and Net 1 Investment Holdings (“Net 1 (Pty)”) (collectively, the “Licensors”), whereby the licensors granted a non-exclusive license to Net 1 for the UEPS technology in exchange for 5,412,244 shares of Net 1 common stock. On October 1, 1997, the License Agreement was amended to transfer ownership of the UEPS technology and FTS patents world wide (except for South Africa and its surrounding territories), and to assign the Technology License Agreement between Visa International Service Association and Net 1 Holdings, dated July 31, 1997 (the “Visa Agreement”) to Net 1 in exchange for 4,729,612 shares of Net 1 common stock. This transaction was never completed because certain conditions precedent were never satisfied.

On May 3, 2000, Net 1 entered into a Patent and Technology Agreement with Net 1 Holdings, whereby Net 1 was granted a license for the U.S. FTS patent and the now invalid European patent. The 4,729,612 shares of Net 1 common stock previously offered in the above-referenced amended License Agreement were issued to Net 1 Holdings. At December 31, 2003, Net 1 Holdings beneficially owned 8,520,578 shares of Net 1 common stock, or 53.75% of the shares then outstanding. In addition, Net 1 has the exclusive marketing rights for the UEPS technology in all countries other than South Africa and its surrounding territories.

On February 26, 2001, Net 1 entered into an Outsourcing Agreement with Net 1(Pty). In October 2002, this agreement was replaced by a Distribution Agreement, effective as of July 1, 2002, pursuant to which Net 1 (Pty) was retained to provide Net 1 with marketing, sales, administrative and technical support as an accredited UEPS integrator in Net 1’s designated territories. As part of this agreement, Net 1 (Pty) receives 9.5% of fees collected by Net 1 on all new licenses and upgrades of existing licenses.

As a development stage company, Net 1 is principally focused on trying to commercially exploit the FTS patents and UEPS technology in its designated territories. Net 1’s management has developed a detailed business plan and marketing strategy involving the development and implementation of the smart card system as an alternative to existing payment systems such as cash, checks, credit cards and debit cards, utilizing the proprietary technology and operating under the “Net 1” brand.

Management has also focused its efforts on attracting the necessary capital to implement the business plan. On October 23, 2002, Net 1 retained Investec Bank Limited (“Investec”), an international merchant banking group, to provide corporate finance services and assistance in order to raise equity and/or debt funding for the company. This was unsuccessful and Investec and the company mutually agreed to terminate the engagement.

On April 30, 2003, Net 1 retained the Brait Group to provide advisory services and assistance in order to raise equity and/or debt funding for Net 1. On October 24, 2003, the Company announced that it is completing financial arrangements for the securing of approximately $150 million including amounts from Brait on behalf of funds under its management. The financing, comprising the capital raising of approximately $53 million and a share issuance in connection with the reinvestment option, of approximately $97 million will enable Net 1 to make an offer to acquire substantially all of the assets of Net 1 Applied Technology Holdings Limited, a public company incorporated in South Africa (“Aplitec”), as well as providing working capital to enable Net 1 to expand its operations and develop its internal infrastructure on an international basis. Net 1, through the Brait Group, will raise the capital through sales of its common stock at $0.50 per share.

Net 1, through the Brait Group, has provided the board of directors of Aplitec with an offer to acquire substantially all the assets and all of the liabilities of Aplitec (excluding 300 million South African Rand (ZAR) plus enough cash as is necessary to pay ZAR 0.25 for each ordinary Aplitec share owned by a holder who elects to receive cash) for approximately $129 million through a combination of cash and share exchange offer to Aplitec’s shareholders also at a purchase price per share of $0.50. Aplitec is engaged in the sales, maintenance and development of UEPS smart card based products in South Africa and its surrounding territories with annual revenues of approximately $100 million. Aplitec has approximately 2,100 employees. Completion of the financing is subject to compliance with regulatory requirements in South Africa and in the United States, including an increase in the authorized capitalization of Net 1 to permit the Net 1 securities to be issued. If the acquisition takes place, the stockholders of the Company as of this date will own 4.78% of the outstanding common stock on a fully diluted basis. In the short term, management has continued the suspension of various expenses, including payments under its consulting agreement with its chief executive officer, Claude Guerard.

Management continues to strive to meet the following two business strategies:

  Build partnerships. Net 1 hopes to establish partnership agreements with IT services and financial services entities, which would provide the total technical support required by Net 1 licensees to launch and develop their own applications based on the FTS patents and UEPS technology. The only partnership established thus far has been the relationship with Net 1 (Pty) pursuant to the Distribution Agreement.

  Develop license revenue. Net 1 hopes to increase revenue by developing its licensee network on a worldwide basis. Net 1 already receives revenues under the Patent and Technology Agreement from UEPS licensees in Latvia, Burundi, Ghana, Rwanda and Malawi and it is in negotiations with potential licensees in various countries including Brazil and Kenya.

The aforementioned Patent and Technology Agreement entitles Net 1 to receive all of Net 1 Holdings’ license sales revenue in an amount equal to Net 1 Holdings annual after tax net profit before amortization. This agreement has produced minimal revenues and Net 1 has suffered recurring operating losses as is normal in development stage companies. At December 31, 2003, Net 1 had a working capital deficiency of $517,463. If the proposed transactions discussed are not completed, Net 1 may not be able to continue as a going concern beyond the second quarter of 2004.

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

Unlike other smart card based cash substitute schemes like Mondex® and VisaCash®, which have had unsuccessful pilot programs in the past, we believe that the technology underlying the Net 1 payment system offers a variety of benefits to the cardholder which makes the Net 1 system much more than merely a substitute for cash. For example:

  the Net 1 system is designed to be “loss tolerant”, so that if a card is lost or stolen, the funds loaded onto the card cannot be used by a third party and the card can be replaced once reported lost or stolen, and funds can be securely transferred off-line from one card to another. A cardholder with a home card reader/terminal can pay for goods bought over the Internet from a merchant that accepts the card without the need to transmit personal account information over the Internet.

In addition, interest can be paid on account balances. The benefits that are inherent in the Net 1 system make it attractive to issuers, cardholders and merchants in geographically and economically diverse areas.

Since our inception, we have not yet been successful in raising the capital required to implement our business plan. No assurances can therefore be given that we will be successful in attracting capital or meeting our business objectives in the future. If the proposed transactions discussed above are not completed, Net 1 may not be able to continue as a going concern beyond the second quarter of 2004.

OUR TECHNOLOGY

Net 1's technological platform is based on two fundamental components:

  the FTS patents; and
  the UEPS technology.

FTS Patents. The FTS describe a method for the safe and secure transfer of funds from one smart card to another in a secure and off-line manner, which means that no contact is required with the card issuer or authorization center at the time of the transaction. The FTS incorporates how these cards can be loaded or re-loaded with funds as well as how these funds can be redeemed for value in a banking or non-banking environment.

          Status of FTS Patents. The FTS patents are registered in the United States, South Africa, Botswana, Namibia and Swaziland.

          The European patent was filed in October 1990 and granted in December 1994. The European Patent Convention provides for an opposition period of nine months following the grant of a European patent, and six parties filed an opposition to the grant of the FTS patent. The case was heard before a Board of the Opposition Division in March 1998 and the patent was upheld. Following this decision, a number of the original opponents filed an appeal. The oral proceedings for the appeal were heard on October 10, 2002 and the Appeal Board reversed the earlier decision. The formal written decision from the Appeal Board was received on December 24, 2002. Consequently, the European patent has been revoked and there is no possibility of any further appeal.

          As a result of this ruling, Net 1 will not be able to collect any patent royalties in the European Union. However, our business plan and forecast do not account for such royalties as a major source of revenue in the medium to long-term, as the key to Net 1’s operations in Europe is based on its know-how and ability to exploit the technology rather than on its proprietary right. Accordingly, while Net 1 is disappointed in this ruling, it has not and is not expected to have a material adverse effect on Net 1 in the medium or long-term.

          The FTS patent in the United States was granted on December 29, 1992. A reissue patent was granted under number Re. 36,788 on July 25, 2000. It currently remains in full force and effect, and Net 1 is not aware of any challenges to its enforceability.

          UEPS. The UEPS technology is a suite of software programs that incorporates the FTS patents into a fully integrated payment and settlement system. The primary strengths of UEPS are its affordability, security and flexibility. The system is affordable because transactions occur between the computer chips embedded in the two smart cards involved. Because the computer chips on the smart cards contain the software necessary to enable UEPS transactions, the terminals required to enable these transactions contain far fewer components and circuitry compared to traditional Point of Sale terminals. There is also a reduced need for processing power and on-board memory and, therefore, on-line communication (i.e. internal modem) is not necessary. As a result, the UEPS terminals are relatively inexpensive, and do not require specialized technical expertise for installation. This eliminates the need for existing infrastructures such as electricity, telephone or data transmission. The payment system is secure because all transactions are verified (i.e. confirmation of the actual transfer of the funds) between the two smart cards, which are involved in the transaction using advanced hardware tamper protection and cryptographic systems, together with protocols and techniques developed by the founders of the technology. The UEPS also allows for pin code or biometric (fingerprint) verification of the cardholder at the time of transacting, which further enhances the security of the system. Finally, UEPS is flexible because transactions are completed offline, thus eliminating virtually all restrictions on where verified transactions can occur.

          The first version of UEPS was released in 1991, and included software to both operate each smart card as well as the main payment system network. UEPS provides all of the functions necessary to issue and manage a smart card and terminal base as well as those needed to effect settlement between all of the operators and participants. UEPS is fully traceable and auditable and can provide advanced facilities such as loss tolerance and interest distribution. Finally, UEPS is scalable and can be made available to well established market leaders or as a starter kit to smaller organizations.

Net 1 owns the exclusive right to market and sell the technology worldwide excluding South Africa and its surrounding territories and the right to license the U.S. FTS patent.

IDENTIFIED SOURCES OF REVENUE

Net 1 has identified several potential general sources of revenue including:

•	manufacture licensing,
•	usage licensing,
•	joint ventures, and
•	hardware sales.

Net 1 Holdings has received license usage fees during calendar year 2002 from Visa International Service Association and FTS licensees for Latvia, Burundi, Malawi, Rwanda and the CIS states. None of the other sources of revenue has yet been developed and there can be no assurance that any will develop.

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

Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual after tax net profit before amortization as certified by its auditors in its annual financial statement. Net 1 will recognize the revenue in the period when the audited financial statements of Net 1 Holdings become available and will report the revenue on a net basis as the Company is acting as an agent for Net 1 Holdings as per the Patent and Technology agreement dated May 3, 2000.

Net 1 Holdings has received license usage fees during calendar year 2002 from FTS licensees in Latvia, Burundi, Malawi, Rwanda and the CIS states.

For fiscal 2003, Net 1 recorded revenues of $41,017 from Net 1 Holdings.

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

          The first and primary set of markets for the technology is the “less developed markets”, which are characterized by a lack of reliable, extensive and inexpensive telecommunications and related infrastructure systems. These markets have relatively little penetration of credit or debit cards, and a large portion of the population does not have access to traditional banking services. Aplitec has substantial experience in developing and tailoring UEPS applications to meet the specific needs of potential clients in these environments. Net 1 intends to leverage Aplitec’s experience to secure new contracts in other less developed markets.

          The second set of markets is the “more developed markets.” These markets have reliable, extensive and inexpensive telecommunications networks, a considerable penetration of credit and debit card services, and the vast majority of their populations have access to banking products.

          Less Developed Markets. Net 1’s present competition in the less developed markets is principally cash. In addition, other companies are developing smart-card based systems for these markets, some of which may become competitive. The less developed markets comprise the great majority of the world’s population, and there is generally no alternative to cash in these markets. Due to their lack of infrastructure, these markets have not been particularly attractive to alternative payment systems such as debit and credit cards. Net 1 believes that its product is particularly well suited for these markets, and while individual transactions may be smaller than in developed markets, the volume of these transactions is potentially much greater, representing a significant opportunity for attaining licensing fees and joint ventures.

          Net 1’s goal in these markets is to provide a payment system to the population as an alternative to cash. Cash is expensive to handle in terms of the costs associated with administering a cash float and is particularly prone to theft. Moreover, since people in less developed markets do not have access to traditional banking products, they therefore do not deposit their money in secure savings accounts on which they earn interest. The Net 1 UEPS system can enhance the lives of the populations of these developing markets by affording them much greater security with respect to their money and making available banking products such as interest bearing savings accounts. In addition, by simplifying the administrative burden and removing the costs associated with handling cash, Net 1’s system will result in significant savings to employers, governments and merchants. A significant focus of Net 1 in these markets, therefore, is to identify local licensees and/or joint venture partners that it believes will be in a position to effectively market the payment system to employers and governments.

          Net 1’s general strategy is to market the UEPS system to those who presently transfer money to others, like employee wages or government benefits. These entities would enter into arrangements with a card issuer, who would then issue cards to their employees or beneficiaries. The wages or benefits for these cardholders would then be loaded onto their cards, thus avoiding the need for the distribution of cash or checks. The funds loaded onto the cards could then be used at local merchants that accept the card for purchases of goods and services. Cash could also be obtained from the card at local banks or retail establishments. The goal is to develop a large installed cardholder base in the most efficient manner. Once a region has a sufficient number of cardholders, additional merchants can be solicited and the payment system expanded. As the cardholder base grows, additional benefits inherent in the UEPS will become recognized and the system will continue to grow. Net 1 is also exploring initiatives in these markets to utilize the UEPS in connection with public transportation, taxis and prepaid utility services such as telephones, electricity and water.

          The Developed Markets. Our principal competition in the developed markets is the existing base of credit and traditional debit cards, as well as cash, checks and other forms of payment. In addition, several other companies are developing smart card-based payment systems. In order to effectively compete in this market, an alternative payment system must offer some identifiable benefit to the cardholder and the merchant cardholder. We believe that our product offers substantial benefits over existing payment systems in connection with payments for goods and services over the Internet and other selected environments.

          One significant impediment to the growth of commerce over the Internet is the reluctance of consumers to broadcast sensitive credit or debit account information. Moreover, Internet transactions settled by credit card are not generally verified, resulting in increased costs for the on-line merchant. There is a need in this market for a payment system which can provide on-line merchants with instant, verified transfers of payments from customers, while not requiring the customer to transmit any information over the Internet which can identify the customer’s payment account. We believe that the Net 1 FTS/UEPS payment system can meet these objectives as well as provide additional benefits to on-line consumers and merchants.

          We envision a system in which consumers can use their existing account at a financial institution to load their cards with funds. This procedure will be able to operate in many different ways, depending on the relationship between Net 1 and the specific financial institution. If no relationship exists, a simple debit or stop order could be used to allow the cardholder to load his or her UEPS smart card through a simple Internet application, utilizing any personal computer equipped with a smart card reader. In the case where the financial institution is a licensee of Net 1, the debit or stop order would not be required to achieve the above mentioned result. Interest rates and other incentives could be offered to cardholders as an incentive to maintain higher balances on their UEPS smart cards. Internet merchants would then be able to accept guaranteed payments for the goods or services they offer over the Internet. Merchants and service providers would be able to deposit these payments in any financial institution on a daily basis. Cardholders would be protected against the unauthorized use of their card and would always maintain a full audit trail of all their transactions.

          Our Internet payment solution is similar to our standard off-line POS transaction. Our ability to readily adapt UEPS to Internet transactions is due to the patented end-to-end security protocol that ensures that any active communication can only be interpreted by the cardholder and the merchant cardholders. We believe that the risk of fraud, repudiation or non-payment is less than competing systems.

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

COMPETITION

In addition to competition that we face from the use of cash, checks, credit and debit cards and other existing payment systems, we have identified a number of other products currently being produced that use smart card technology in connection with a fund transfer system. These include Mondex, Proton and EMV, which represent products from Visa, MasterCard and Europay. We believe that the UEPS technology can be distinguished from these competitors in a number of significant ways.

          The most significant advantages of Net 1’s products are the following:

  Lower Manufacturing Costs. Since the terminals required for UEPS transactions act only as a power supply and communication channel for smart cards, thus requiring a minimal amount of processing capacity and memory, they can be manufactured at a fraction of the cost of other similar terminals, which generally require sophisticated security and communication hardware components. Furthermore, the UEPS terminals do not require specialized technical expertise to be installed as these terminals can be bought “off the shelf” and installed by the vendor by following a few simple steps;

  Flexibility. Net 1’s terminal network stores all of the relevant information required to perform a financial transaction on a holder’s smart card, and thus can operate “off-line” (i.e. without the need for a data communication session to be active during the transaction) or “on line” through the use of any communications infrastructure, including satellite, microwave, radio, landlines or any other distribution channel. By contrast, the terminals utilized by our competitors store all relevant information on a host computer and therefore must operate “on line”;

  Increased Security. Each transaction utilizes a unique sequencing algorithm that allows verifiable auditing of the transaction creating a loss tolerant system. This enables the detection and subsequent elimination of fraudulent activity and an ability to replace lost or stolen cards. In addition, UEPS supports pin code and biometric verification of the cardholder at the time of transacting, thus reducing the risks of fraud; and

  Ease of Transferring Funds. The encryption security protocols enable cardholders to receive fund-loading instructions from a third party through any unsecured communications channel such as word of mouth, telephone, newspaper or any analogue or digital network. Such loading instructions consist of ten-digit codes that the cardholder enters into any UEPS-enabled terminal. The code, along with the amount to be transferred, the cardholder’s PIN or biometric identifier and the smart card’s unique serial number (which is encrypted on the card) is then verified by the card and the requested financial transaction is processed.

          In addition, the UEPS technology includes functionality that allows:

  transparent and automatic recovery in the event of transaction failure resulting from terminal hardware or software problems;

  the smart card itself can be used as proof of purchase, replacing the need for a separate ticket and ticketing system, for example, on buses, trains or the lottery;

  continuous debiting of value off the smart card, which in turn allows for simultaneous vending and debiting in unattended environments such as fuel dispensing and telephony;

  speed of processing that is mandatory in applications such as transportation and access control; and

  open or restricted purses that are required to implement certain applications such as pension and welfare distribution and specific funding initiatives.

ITEM 2. DESCRIPTION OF PROPERTIES

Net 1 does not own any properties. We rent office facilities and services on an as-needed basis at 744 West Hastings Street, Vancouver B.C. Canada from Gilmour, McKay Roberts Consulting Limited, one of our financial consultants. We rent this office on a month-to-month basis at a rate of $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS

Net 1 is not involved in, nor is it aware of, any significant legal or arbitration proceedings which are pending or threatened and which may have, or have had in the twelve-month period preceding this report, a material effect upon the financial position of Net 1 and its subsidiaries or affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is currently limited public trading of Net 1's common stock on the OTC Bulletin Board under the symbol NUEP. As of February 27, 2004, the price per share of Net 1 common stock quoted on the OTC Bulletin Board was $9.00 per share and, there were 56 shareholders of record of our common stock. Our common stock traded on the Pink Sheets of the National Quotation System under the symbol NUEP from February 2000 to mid- December 2000. In mid-December 2000, our common stock again traded on the OTC Bulletin Board as the Company complied with the OTC Bulletin Board Eligibility

Rule. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW

Quarter ended March 31, 2002	$ 1.45	$0.75
Quarter ended June 30, 2002	$ 1.35	$0.95
Quarter ended September 30, 2002	$ 1.20	$0.90
Quarter ended December 31, 2002	$ 1.30	$0.90
Quarter ended March 31, 2003	$ 1.30	$0.95
Quarter ended June 30, 2003	$ 2.12	$1.06
Quarter ended September 30, 2003	$ 2.40	$1.90
Quarter ended December 31, 2003	$ 6.80	$2.22
First Quarter to March 29, 2004	$10.15	$5.22

Net 1's transfer agent is Florida Atlantic Stock Transfer Inc., located at 7130 Nob Hill Road, Tamarac, Florida, 33321.

Net 1 has not paid any dividends on its shares of common stock since its incorporation and presently intends to retain future earnings, if any, to finance the expansion of business. Net 1 does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis or Plan of Operation”, the financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K or Net 1’s previously filed Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2002, 2001 and 2000. The Statements of Operations data set forth below of Net 1 for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999, and the Balance Sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from Net 1’s audited financial statements.

Selected Historical Financial Data of Net 1

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in US $, except number of shares)
Income Statement
Revenue	-	-	-	157,565	41,017
Administrative expenses	267,161	336,685	677,879	324,615	322,907
Financing costs	-	(475)	(284)	(108)	(21)
(Loss)/Profit from operations	(267,161)	(336,210)	(677,595)	(166,942)	(281,869)
Basic EPS	(0.02)	(0.03)	(0.04)	(0.01)	(0.02)
Diluted EPS	(0.02)	(0.03)	(0.04)	(0.01)	(0.02)
Cash dividends paid	-	-	-	-	-

Balance Sheet
Total assets	87,470	795,623	90,902	114,039	12,784
Total liabilities	145,720	185,353	158,227	348,306	528,920
Shareholders’ equity	(58,250)	610,270	(67,325)	(234,267)	(516,136)
Shares outstanding at year-end	10,873,244	15,852,856	15,852,856	15,852,856	15,852,856

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Net 1 is a development stage company, has a limited operating and financial history and is subject to the risks, uncertainties and problems frequently encountered by companies in early stages of operation. Net 1’s historical results of operations are not necessarily indicative of the results of operations to be expected in the future.

Introduction to Results of Operations

          Net Revenues

          Net 1 has identified several potential general sources of revenue including:

•	manufacture licensing,
•	usage licensing,
•	joint ventures, and
•	hardware sales.

Net 1 Holdings has received license usage fees during 2003 from Visa International Service Association and FTS licenses for Latvia, Burundi, Malawi, Rwanda and Nigeria.

None of the other sources of revenue has yet been developed and there can be no assurance that any will develop.

          Manufacture Licensing

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

Manufacturers of POS terminals and prepaid utility meter terminals who wish to produce terminals capable of supporting FTS based applications will be licensed by Net 1. It is anticipated that these manufacturer licenses will be based on a variety of payment systems including, for example, annual payments, per-terminal payments or transaction fees, depending upon the particular circumstances. Generally, the terminals used in connection with the FTS/UEPS based payment system, unlike other payment systems, do not require a great deal of technology as the security process used by the payment system is managed in its entirety by the two smart cards transacting at the time. Manufacturers, therefore, can mass-produce low cost terminals for the Net 1 FTS/UEPS payment systems. These potential revenues have now been limited to manufacturers that are U.S.-based as the European FTS patent has been revoked.

          Usage Licensing

We will license entities that will operate specific applications that use FTS patent or the UEPS technology. We anticipate that the license fees for these licenses will include a combination of annual fees as well as transaction fees.

Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual after tax net profit before amortization. Net 1 will recognize the revenue in the period when the financial statements of Net 1 Holdings become available and will report the revenue on a net basis as Net 1 is acting as an agent for Net 1 Holdings as per the Patent and Technology Agreement dated May 3, 2000.

Net 1 Holdings has received license usage fees during 2003 from Visa International Service Association and FTS licensees for Latvia, Burundi, Malawi, Rwanda and Nigeria.

In 2003, Net 1 recorded revenues of $41,017 from Net 1 Holdings.

          Joint Ventures

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

          Hardware Sales

Net 1 will pursue arrangements with smart card and terminal manufacturers which will enable us to purchase these items of hardware in volumes at preferential prices. We contemplate selling these items to our licensees, passing along a portion of the price savings. These revenues will only become possible if we are able to raise the funds we require to operate Net 1 as per the business plan.

          Operating Expenses

Net 1’s operating expenses consist primarily of statutory expenses, administrative expenses, business development expenses and travel expenses. In addition, Net 1 historically has incurred operating expenses related to its outsourcing agreements and a consulting agreement with Claude Guerard, its Chief Executive Officer.

As a result of conditions specified in the report of the Company’s auditors, Net 1’s independent accountants have expressed substantial doubt as to the Company’s ability to continue as a going concern.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to depreciation, amortization, asset valuation allowances, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Recent Accounting Pronouncements

FASB has issued SFAS No. 147, 148 and 149 but, because they have no relationship to the operations of the Company, we are not including a descriptions of these statements and their potential impact on the Company’s operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Property, Plant and Equipment

Computer equipment is amortized over five years on a straight-line basis.

Long-Lived Assets

Costs to acquire exclusive license rights to specific technology are considered “Long-Lived” assets and are capitalized as incurred. These costs are amortized on a straight-line basis over five years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company’s ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities and advances from a related party. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities and advances from a related party approximates their carrying value due to immediate or short-term maturity of these financial instruments.

Tax Accounting

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

The Company had adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses as scheduled below:

		Year of
Year of Loss	Amount	Expiration

1997	$135,000	2012
1998	659,000	2013
1999	267,000	2014
2000	336,000	2015
2001	674,000	2016
2002	166,000	2017
2003	282,000	2018
	$2,519,000

Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of December 31, 2003, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003	2002	2001
	$	$	$

Net Operating Loss	282,000	166,297	673,575
Statutory	34%	34%	34%
Effective Tax Rate	-	-	-
Deferred Tax Asset	95,880	56,541	229,022
Valuation Allowance	(95,880)	(56,541)	(229,022)

Net Deferred Tax Asset	-	-	-

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

The Company had applied, up until June 30, 2002, Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“ETIF 99-19”). The Company sold licenses on behalf of Net 1 Holdings and, acting as an agent, recorded revenue on a net basis in accordance with EITF 99-19. Revenue, up to June 30, 2002, was equal to Net 1 Holdings prior year annual after tax net profit before amortization as certified by its independent auditors.

Results of Operations
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Management continues to be actively involved in negotiations to secure sufficient equity and/or debt financing to fund Net 1’s business plan.

On April 30, 2003, Net 1 retained the Brait Group to provide advisory services and assistance in order to raise equity and/or debt funding for Net 1. On October 24, 2003, the Company announced that it is completing financial arrangements for the securing of approximately $150 million, including amounts from the Brait Consortium. The financing, comprising the capital raising of approximately $53 million and a share issuance in connection with the reinvestment option, of approximately $97 million will enable Net 1 to make an offer to acquire Aplitec, as well as providing working capital to enable Net 1 to expand its operations and develop its internal infrastructure on an international basis. Net 1, through the Brait Group, will raise the capital through sales of its common stock at $0.50 per share.

Net 1, through the Brait Group, has provided the board of directors of Aplitec with an offer to acquire substantially all the assets and all of the liabilities of Aplitec (excluding ZAR 300 million of cash plus enough cash as is necessary to pay holders of Aplitec shares an additional amount equal to ZAR 0.25 (US $0.04) for each ordinary Aplitec share for which such Aplitec shareholder elects the cash option) for approximately $129 million through a combination of cash and share exchange offer to Aplitec’s shareholders also at a purchase price per share of $0.50. Aplitec is engaged in the sales, maintenance and development of UEPS smart card based products in South Africa and its surrounding territories with revenues of approximately $100 million. Aplitec has approximately 2,100 employees. Completion of the financing is subject to compliance with regulatory requirements in South Africa and in the United States, including an increase in the authorized capitalization of Net 1 to permit the shares to be issued.

In the short term, management has continued the suspension of various expenses, including its consulting agreement with its chief executive officer, Claude Guerard.

Management continues to be actively involved in negotiations with potential clients in view of reaching two main targets:

  To establish partnership agreements with IT services and financial services entities, which would provide the total technical support required by Net 1’s licensees to launch and develop their own applications based on the FTS and the related UEPS technology and service.

  To develop Net 1’s licensee network on a worldwide basis. We have granted licenses in Latvia, Burundi, Ghana, Rwanda and Malawi, and are currently in negotiations with potential licensees in other countries of Africa. An Australian organization has approached Net 1 for an FTS license for Australia and New Zealand. Negotiations continue regarding the possible grant of licenses for territories in the Pacific Rim.

Revenue

Net 1 received revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings’ annual after tax net profit before amortization. Net 1 recognized the revenue in the period when the financial statements of Net 1 Holdings become available and will report the revenue on a net basis as Net 1 is acting as an agent for Net 1 Holdings pursuant to a Patent and Technology Agreement dated May 3, 2000. Effective July 1, 2002, Net 1 entered into a new Distribution Agreement with Net 1 (Pty), which replaced a previous agreement. Under this Agreement, Net 1 (Pty) markets, sells and implements UEPS systems on behalf of Net 1. Any license fees arising from sales by Net 1 (Pty) are paid to Net 1 via Net 1 Holdings, for which Net 1 (Pty) receives a commission of 9.5% of all license fees paid by the customer for the duration of the license’s existence. This fee is only applicable for new licenses and upgrades of existing licenses.

Net 1’s revenue decreased by $116,548 in 2003 from $157,565 to $41,017. This is due to a decrease in license fees and an increase in related expenses, as shown in the following chart:

	Year ended	Year ended
	December 31, 2002	December 31, 2001	Increase /
	(included in Net 1	(included in Net 1	(Decrease) in
	fiscal 2003)	fiscal 2002)	Net 1 revenue
Revenue – License fees
Latvia	0	50,000	(50,000)
Burundi	5,000	5,000	—
Malawi	61,532	61,308	224
Rwanda	5,000	5,000	—
CIS States	0	68,123	(68,123)
VISA	2,000	0	2,000
Multichoice Nigeria	10,000	0	10,000
Total Revenue	83,532	189,431	(105,899)
General and administrative expenses	25,239	15,866	(9,373)
Taxation	17,276	16,000	(1,276)
Profit before amortization; attributable to Net 1	41,017	157,565	(116,548)

The loss of license fees from the CIS States is due to a dispute with the local system operator, BGS Smart Card Systems Ges.m.b.H., who claims that the revocation of the European FTS patent relieves it from the obligation to pay licensee fees to Net 1. Net 1 is currently evaluating its options on this matter. The loss of license fees from Latvia relates to the issuing of a credit note during Net 1 Holdings fiscal 2002 for an invoice raised during Net 1 Holdings fiscal 2001 for $50,000 as a result of a dispute between Net 1 and the system operator in Latvia, Netcard. The parties agreed to waive the license fees raised by Net 1 Holdings during fiscal 2001 and that an invoice for license fees totaling $50,000 for fiscal 2002 should be raised. The net effect of the credit note and the new invoice raised is therefore zero.

The increase in general and administrative expenses was due to payments totaling $3,325 to Net 1 (Pty) under the Distribution Agreement, as well as costs related to Net 1’s patent registrations.

Administrative Expenses

Administrative expenses decreased in 2003 from $324,507 to $322,886. This was due to the following:

  Professional fees increased by $101,632 in connection with the independent fairness opinion obtained from Stenton Leigh Capital Corp., as well as legal fees related to the proposed transactions;

  Subcontract fees decreased from $75,047 to zero due to the cancellation of the Outsourcing Agreement with Net 1 (Pty);

  Travel expenses decreased by $24,530 due to management’s efforts to minimize operating expenses.

Net Loss

The significant decrease in revenue combined with the slight reduction in administrative expenses resulted in a net loss of $281,869 in 2003. This compares with a net loss of $166,942 for 2002. The potential benefits of income tax losses, amounting to $95,880 in 2003 and $56,541 in 2002, have not yet been recognized, and there is significant uncertainty as to whether we will realize these benefits.

Liquidity and Capital Resources

Cash used for operating activities in 2003 was $136,399, compared to $54,468 in 2002. This increase was primarily due to higher operating losses, partially offset by an increase in accounts payable and accrued liabilities due to the postponement of the payment of consulting fees to our Chief Executive Officer.

Cash from financing activities was $127,802 in 2003, compared to cash used in financing activities of $91,703 in 2002. This reversal is due to the cash flow constraints experienced by Net 1 during 2003 and the subsequent payment of $36,099 of Net 1’s administrative expenses by Net 1 Holdings, which Net 1 now owes to Net 1 Holdings. This amount does not accrue interest and is due on demand.

The primary source of Net 1’s cash has been through the sale of equity. Net 1 anticipates raising $52.8 million from the sale of 105,661,428 shares of Net 1 common stock to the Brait Consortium during the current fiscal year. Currently, Net 1 does not have available any established lines of credit with banking institutions.

Net 1 believes that its current cash position, as well as payments due from Net 1 Holdings, are not sufficient to meet its cash needs on a short-term basis or to implement any part of its business plan. Additionally, Net 1’s management believes that it is currently unable to meet its long-term liquidity needs. Should the proposed transactions not be completed, Net 1 expects that it will be forced to cease all business operations by the end of the second quarter of 2004.

If the proposed transactions discussed above are not completed, Net 1 may not be able to continue as a going concern beyond the second quarter of 2004.

Contingent Liabilities, Commitments and Contractual Obligations

Net 1 does not have any capital commitments. Net 1’s only contractual obligations and contingent liabilities arise from its appointment of an affiliate of the Brait Group as its financial advisor in connection with the Aplitec acquisition. For its services, the Brait Group will receive a fee based on a percentage of the capital raised to finance the Aplitec acquisition, in addition to a corporate finance fee of ZAR 1.15 million (US $170,750). If the proposed transactions are consummated, the Brait Group will be paid a fee of approximately $3.9 million. The Brait Group has the option of applying up to $2.5 million of its capital raising fee to purchase 5 million shares of Net 1 common stock at a purchase price of $0.50 per share.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

During 2002, management was actively involved in negotiations to secure sufficient equity and/or debt financing to fund Net 1’s business plans. On October 23, 2002, Net 1 retained Investec Limited (“Investec”), an international merchant banking group, to provide corporate finance services and assistance in order to raise equity and/or debt funding for Net 1. Subsequently, on February 12, 2003, Investec and Net 1 mutually agreed to terminate the engagement. During 2002, Net 1 continued to pursue various negotiations to secure necessary funding either through equity/debt financing or a joint venture arrangement to develop its business.

In the short term, management has postponed various expenses including the consulting agreement with Claude Guerard and its Outsourcing Agreement with Net 1 (Pty).

In October 2002, Net 1 cancelled its Outsourcing Agreement with Net 1 (Pty) and both companies entered into a Distribution Agreement with an effective date of July 1, 2002. Net 1 (Pty), at its entire discretion and when it deems appropriate and under the terms and conditions as stipulated in the Distribution Agreement, will provide Net 1, with marketing, sales, administrative and technical support as an accredited UEPS integrator for any country in the world other than South Africa, Namibia, Botswana, Lesotho, Swaziland, Mozambique and Zimbabwe. Net 1 will pay Net 1 (Pty) an amount equal to 9.5% of the license fee paid by the customer for the duration of the license’s existence. This fee is only applicable for new licenses and upgrades of existing licenses. Net 1 also settled its indebtedness to Net 1 (Pty) for services rendered up to July 2002 for an amount of $50,000.

Management continues to be actively involved in negotiations in view of reaching two main targets required for the future of Net 1:

  To establish a partnership agreement with IT services and financial services entities that would provide the total technical support required by Net 1’s licensees to launch and develop their own applications based on the FTS patent and the related UEPS technologies and services. Net 1’s first partnership agreement was the Distribution Agreement which became effective July 1, 2002 with Net 1 (Pty), for any country in the world except South Africa and its surrounding territories.

  To develop Net 1’s licensee network on a worldwide basis. We have granted licenses in Latvia, Burundi, Ghana, Rwanda and Malawi, and are currently in negotiations with potential licensees in several countries of Africa. An Australian organization has approached Net 1 for an FTS license for Australia and New Zealand. Negotiations continue regarding the possible grant of licenses for territories in the Pacific Rim.

Revenue

Net 1 is still in its development stage, and principal activities have produced revenues of $157,673, which represent license fees collected by Net 1 Holdings during 2001. License fees collected by Net 1 Holdings, during calendar year 2002 total $41,017 and have been accounted for during Net 1’s 2003 fiscal year.

Net 1 receives revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual after tax net profit before amortization as certified by its auditors in its annual financial statement. Net 1 recognized the revenue in the period when the audited financial statements of Net 1 Holdings become available and will report the revenue on a net basis as Net 1 is acting as an agent for Net 1 Holdings as per the Patent and Technology Agreement dated May 3, 2000.

Administrative Expenses

Administrative expenses have decreased $353,088 from $677,595 in the year 2001 to $324,507 during the year 2002. This decrease resulted primarily from a reduction in business development expenses and travel costs, as well as the cancellation of the above-referenced Outsourcing Agreement with Net 1 (Pty). The fees paid under this Agreement reduced from $356,938 in 2001 to $75,047 in 2002 (prior to its cancellation). Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

Other

Management continues its efforts to secure the funding required to exploit the FTS/UEPS technology on a worldwide basis. During 2002, Net 1 held meetings with Jones Gable Securities, Gruntal Securities and Thompson Kernaghan to explore possible funding opportunities. None of these meetings were successful.

Strategic alliances, joint ventures and/or investments in companies having expertise in IT services, financial services and proven market penetration are currently being explored.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Results of Operations

In 2001 and 2000, management of Net 1 was intensively involved in negotiations to secure sufficient equity and/or debt financing to fund Net 1’s business plans. In 2001, management suspended payments under the Consulting Agreement with its chief executive officer, Claude Guerard and terminated its Outsourcing Agreement with Net 1 (Pty), Net 1’s UEPS integrator for the Central Europe, Middle East and African regions.

Management sought to enter into strategic alliances to achieve two main targets:

•	To establish a partnership agreement with information technology and financial service providers that would provide the total technical support required by Net 1’s licensees to launch and develop their own applications based on the FTS patent and the related UEPS technologies and services. To that end, the first partnerships agreement was signed in February 2001, retroactive to January 1, 2001 with Net 1 (Pty), a South African company for the CEMEA area (Central Europe, the Middle East and Africa region).

•
To develop Net 1’s licensee network on a worldwide basis. During 2001, Net 1 appointed new licensees in Latvia, Burundi, and Malawi, and negotiated new licensees in various African countries (Kenya, Democratic Republic of the Congo, Uganda, Tanzania) as well as Australia and other countries in South America and the Middle East. The Australian licensee subsequently sought to implement FTS-based systems in Australia, Hong Kong, the Philippines, and Indonesia. On April 6, 2001, Net 1 issued the Reserve Bank of Malawi, Malawi’s central bank, with a license to operate Net 1’s FTS/UEPS technology on its behalf and to market the technology to the banks in Malawi. A national switching and smart card system “Malswitch”) was installed by Net 1’s UEPS integrator. Malswitch’s initial launch is expected to total approximately 200,000 smart cards with initial applications in banking services.

Revenue

During 2001 and 2000, Net 1 was in its development stage. Planned principal activities did not generate revenues in 2001 or 2000.

Net 1 received revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings annual after tax net profit before amortization as certified by its auditors in its annual financial statement. Net 1 recognized the revenue in the period in which the audited financial statements of Net 1 Holdings became available and reported such revenue on a net basis as Net 1 acted as an agent for Net 1 Holdings as per the Patent and Technology agreement dated May 3, 2000.

Net 1 Holdings did not receive license usage fees during calendar years 2001 or 2000 from FTS/UEPS licensees. Consequently, Net 1 was not able to generate any fees from these licenses.

Administrative Expenses

Administrative expenses increased $341,385 from $336,210 in 2000 to $677,595 during 2001. The increase resulted primarily from an increase in business development expenses, administrative costs, consulting fees, and fees paid to Net 1 (Pty) pursuant to an Outsourcing Agreement, under which Net 1 (Pty) provided certain advertising, marketing, bookkeeping and technical advisory services to Net 1. Management succeeded in keeping operating expenses at the lowest possible level during 2000 and 2001 by outsourcing for necessary services.

Other

In October 2000, Net 1 raised $1,000,000 by issuing 250,000 shares at $4.00 per share by way of a private placement.

Liquidity and Capital Resources

The primary source of Net 1’s cash has been through the sale of equity. As of December 31, 2002, Net 1 did not have available any established lines of credit with banking facilities.

Net 1 recognized revenue of $157,673 for the fiscal year ended December 31, 2002 from license fees collected through December 31, 2001 by Net 1 Holdings. For the fiscal year ending December 31, 2003, Net 1 expects to receive $41,017 from sales of licenses.

Net 1’s cash position decreased $37,235 from $57,289 at December 31, 2001 to $20,054 at December 31, 2002. The cash was used to fund operating expenses.

Net 1 anticipates raising additional funds from the sale of equity during 2003 and 2004. To the extent raised, such capital will be used for working capital.

Net 1 believes that its current available cash position and revenues due from Net 1 Holdings is sufficient to meet its cash needs on a short-term basis, but Net 1 will need a substantial amount of additional capital to pursue its business plans in any meaningful manner.

Net 1’s ability to continue as a going concern is dependent upon Net 1’s ability in the near future to (i) raise additional funds through equity financings, loans or joint venture agreements, involving affiliates, controlling shareholders, and related or unrelated parties, and (ii) further develop markets for its products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise transacted in derivatives not do we expect to do so in the future subject to adjustments in policy considerations as they relate to the possible Aplitec acquisition. We have established policies and internal processes related to the management of market risks which we will use in the normal course of our business operations.

Interest Rate Risk

The fair value of long-term debt is subject to interest rate risk. As we currently do not have any long-term debt, and do not anticipate incurring such as part of our current operations, we believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

Foreign Currency Exchange Risk

Our revenues to date have been from Net 1 Holdings and have been denominated in US dollars. In the future as our business develops, our results of operations may be impacted by the fluctuating exchange rates of foreign currencies. Unfavorable changes in the exchange rate of a foreign currency against the US dollar will result in lower revenue when translated into US dollars. If in the future, currency fluctuations were to become significant, we would engage in hedging activities to reduce our foreign currency exposure, including the possible use of foreign exchange contracts.

ITEM 8. FINANCIAL STATEMENTS

See "Index to Financial Statements" for the financial statements included in this Form 10-K.

Supplementary Financial Information.

The following table presents selected quarterly information for the periods indicated. This information has been derived from the Company’s unaudited quarterly financial statements and audited year-end financial statements, which in the opinion of management includes all adjustments necessary for a fair presentation of such information. The quarterly per share later presented below was calculated separately and may not sum to the annual figures presented in the year-end financial statements. These operating results are also not necessarily indicative of results for any future period.

Three Months Ended

	Dec. 31	Sept. 30	June 30	March 31
Fiscal 2003
Revenue	$0	$0	$0	$41,017
Expenses	152,067	51,757	65,131	53,931
Net Loss	(152,067)	(51,757)	(65,131)	(12,914)
Net Loss per share	(0.01)	-	-	-
Weighted Average
Shares Outstanding	15,853,000	15,853,000	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive.)

	Dec. 31	Sept. 30	June 30	March 31
Fiscal 2002
Revenue	$0	$0	$0	$157,565
Expenses	(116,670)	146,817	146,622	147,738
Net Loss	116,670	(146,817)	(146,622)	9,827
Net Loss per share	-	(0.01)	(0.01)	-
Weighted Average
Shares Outstanding	15,853,000	15,853,000	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Positions Held

Serge Belamant	50	Non executive Chairman of the Board of Directors

Claude Guerard	62	Director, Chief Executive Officer

David Anthony	54	Secretary and Treasurer

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

The Board of Directors met in meetings or acted pursuant to unanimous written consent on four occasions during the past twelve months.

Board Committees: We do not as yet have an audit committee or a compensation committee and accordingly, the Board of Directors as an entirety constituted Net 1’s audit committee. None of the members of our Board of Directors qualify as an “audit committee financial expert.” However, as and when we elect independent directors, we expect to organize these committees.

Assuming the acquisition of Aplitec, Net 1 will take all steps necessary to increase the size of its board of directors to 10 members and to elect three nominees of the Brait Consortium. After the closing of the proposed transactions, Net 1’s board will consist of 10 members, including, among them, Dr. Serge Belamant, who currently is Net 1’s chairman of the board and the chief executive officer of Aplitec, and Herman Kotze, who is currently the financial director of Aplitec. Mr. Claude Guerard will resign as Chief Executive Officer of Net 1, but he may continue as a director after completion of the proposed transactions.

Net 1 intends to appoint a number of independent directors to its board prior to the consummation of the proposed transactions. If any independent director becomes unable to serve prior to closing, his or her successor will be nominated by the remaining independent directors. Future vacancies of independent directors between annual meetings will be filled by a majority vote of Net 1’s board of directors.

Given the limited number of personnel of Net 1 and its expectations as to completion of the acquisition of Aplitec, the adoption of an ethics policy will be formulated at that time.

Employment Agreements.

Serge Christian Pierre Belamant and Andre Peter Mansvelt. Since Net 1's inception in May 1997, it was decided that no employment agreement would be entered into between Serge Christian Pierre Belamant or the late Andre Peter Mansvelt and Net 1 until the funding necessary to operate the company would be secured. Although Mr. Belamant continues to perform his duties as the non executive Chairman of Net 1, he has not been remunerated to date in any form whatsoever.

Claude Guerard. Our majority shareholder, Net 1 Holdings S.a.r.l. entered into a consulting and advisory agreement with Mr. Guerard on October 1, 1999. The term of the agreement was to extend from October 1999 to January 2000. The agreement was extended for two further terms to January 2001 and January 2002. Currently, the agreement is on a month-to-month basis. In this agreement, Net 1 Holdings S.a.r.l. agreed to pay Mr. Guerard $12,500 per month. Mr. Guerard was responsible for the restructuring of the Company and now provides general management services. On October 25, 1999, Net 1 Holdings S.a.r.l. assigned to the Company all rights and liabilities under the consulting agreement. In 2002, we paid Mr. Guerard $12,500 under this agreement and postponed payments of $137,500, which we continue to owe. In 2003, we postponed payments of $150,000 to Mr. Guerard, which we continue to owe.

Executive Officers of Net 1 Upon Completion of Aplitec Acquisition:

The following table sets forth the names, ages and positions of each of Net 1’s executive officers upon completion of the proposed transactions. Mr. Guerard will step down as CEO but may continue as a non-executive director.

Name	Age	Position

Dr. Serge Belamant	50	Chief Executive Officer and Chairman of the Board
Herman Gideon Kotze	34	Chief Financial Officer
Brenda Stewart	46	Senior Vice President – Marketing and Sales
Nitin Soma	37	Senior Vice President – Information Technology

Executive officers will be appointed by, and serve at the discretion of Net 1’s board of directors.

Herman Gideon Kotze is currently the financial director of Aplitec and a member of the Aplitec executive committee. Mr. Kotze is a Chartered Accountant who joined Aplitec in December 1998 as a strategic financial analyst. He was appointed to the board as Group Financial Director in January 2000. Mr. Kotze served his articles from 1993 to 1997 at KPMG in Pretoria, where he was the audit manager for several major corporations in the manufacturing, mining, retail and financial services industries. During 1998, he joined the Industrial Development Corporation of South Africa Limited (“IDC”) as a business analyst. His main duties at the IDC were the evaluation and investigation of ventures requiring funding from the IDC, from small manufacturing concerns to huge multinational projects, as well as the structuring and implementation of loan and equity products for these concerns.

Brenda Stewart is currently a director of Net 1 Investment Holdings and Net 1 Holdings. She is also a member of the Aplitec executive committee. Mrs. Stewart has worked for the last 20 years with Dr. Belamant while at Volkskas Industrial Bank, SASWITCH, Net 1 Southern Africa, Net 1 Solutions and Net 1 (Pty). Her primary function is to manage all marketing and sales activities for the Aplitec Group. Her secondary function is to oversee implementation and operation of country-wide projects, such as Malawi and Mozambique, as well as pension and welfare systems. Her skills involve in-depth knowledge of marketing sales, project management, operations, implementation, maintenance/repair, customer support, financial management, administration and tax, as well as a vast understanding of the UEPS technology.

Nitin Soma is a member of the Aplitec executive committee. Mr. Soma joined Aplitec in 1997, specializing in transaction switching and interbank settlements. He has represented Nedcor Bank in the development of technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATMs with the host as well as other card users. Mr. Soma designed the Stratus Back-End System for Aplitec.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended December 31, 2003 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2003, as well as any written representation from a reporting person that no

Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the last five fiscal years, to: (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

		Annual Compensation				Long Term Compensation
Name and	Fiscal			Other Annual	Options/	LTIP	All Other
Principal Position	Year	Bonus	Salary	Compensation	Securities	Payout	Compensation

Serge Belamant, Non-executive	2003	-	-	-	-	-	-
Chairman	2002	-	-	-	-	-	-
	2001	-	-	-	-	-	-
	2000	-	-	-	-	-	-
	1999	-	-	-	-	-	-
	1998	-	-	-	-	-	-
Claude Guerard, CEO & Director	2003	-	-	-	-	-	-
	2002	-	-	-	-	-	-
	2001	-	-	-	-	-	-
	2000	-	-	-	-	-	-
	1999	-	-	-	-	-	-
	1998	-	-	-	-	-	-
David Anthony, Secretary, Treasurer	2003	-	-	-	-	-	-
	2002	-	-	-	-	-	-
	2001	-	-	-	-	-	-
	2000	-	-	-	-	-	-
	1999	-	-	-	-	-	-
	1998	-	-	-	-	-	-

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2003 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

Percent of
	Number of	Total Options/
	Securities	SARs Granted
	Underlying	To Employees	Exercise Or
	Options/SARs	In Fiscal	Base Price	Expiration
Name	Granted (#)	Year	($/Sh)	Date

Serge Belamant, Non executive Chairman	--	--	--	--
Claude Guerard, CEO & Director	--	--	--	--
David Anthony, Secretary,	--	--	--	--
Treasurer

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

None.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercisable	In-The-Money
			Options/SARs	Options/SARs
	Shares		At Fy-End (#)	At Fy-End ($)
	Acquired on	Value	Exercisable /	Exercisable /
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Serge Belamant, Non-executive Chairman	--	--	--	--

Claude Guerard, CEO and Director	--	--	--	--

David Anthony, Secretary, and Treasurer	--	--	--	--

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

Estimated Future Payouts Under
	Number	Performance	Non-Stock Price-Based Plans
	of Shares	or Other
	Units or	Period Until
	Other Rights	Maturation	Threshold	Target	Maximum
Name	(#)	or Payout	($or #)	($ or #)	($ or #)

Serge Belamant, Non-executive Chairman	--	--	--	--	--
Claude Guerard, CEO and Director	--	--	--	--	--
David Anthony, Secretary, and Treasurer	--	--	--	--	--

The Company will be requesting its stockholders at its special meeting to adopt a 2004 Stock Incentive Plan to cover 17,441,872 shares of its common stock to be issued under a variety of stock based incentive awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 28, 2004 with respect to:

  each person known to us to be the beneficial owner of more than 5% of our common stock;
  each of our officers and directors; and
  all directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is

325-744 West Hastings Street, Vancouver, British Columbia, Canada V6C 1A5. Information with respect to the percent of class is based on 15,852,856 issued and outstanding shares of common stock as of February 28, 2004.

Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

		Approximate
		Percentage of
	No. of	Outstanding Shares
Name	Shares	Beneficially Owned

Net 1 Holdings S.a.r.l.	8,520,578	53.75%
Gemplus SCA	1,521,278	9.59%
Serge Belamant	8,520,578	53.75%
Claude Guerard	608,511	3.83%
David Anthony	0	0%

All Officers and Directors	9,129,089	57.58%

Net 1 Holdings S.a.r.l., whose address is 6, rue Jean Monnet, L-2180 Luxembourg, is a corporation controlled by Cornet Ltd. (52.7%).Net 1 Holdings owns 53.75% of the issued and outstanding common stock of Net 1. Mr. Serge Belamant as Chief Executive Officer of Net 1 Holdings S.a.r.l. can vote all of Net 1 Holdings S.a.r.l.’s shares. The 1,521,278 shares of common stock owned by Gemplus SCA are not included in the 8,520,578 shares of common stock owned by Net 1 Holdings S.a.r.l.

Gemplus SCA, whose address is Avenue du Pic De Bertagne, 13884 Gemenos, France, is a French corporation that is the beneficial owner of 1,521,278 (9.59%) shares of common stock of Net 1. Mr. Claude Guerard served as an executive officer of Gemplus from December 1996 to October 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In 2001, Consulting fees totaling $150,000 were paid to Mr. Guerard.

In 2002, Consulting fees totaling $12,500 were paid to Mr. Guerard and consulting fees totaling $137,500 are due to Mr. Guerard in respect of a consulting agreement between Net 1 and Mr. Guerard. In 2003, consulting fees totaling $150,000 were accrued and are owed to Mr. Guerard.

On February 26, 2001, the Company signed a one-year agreement effective January 1, 2001, with Net 1 (Pty) Ltd. to provide the Company with marketing, sales, administrative, financial reporting and technical support services at a rate of $30,000 per month.

On January 29, 2002, pursuant to a Director's Resolution, the above consulting fees and subcontract costs have been postponed until the Company has sufficient funds.

In October 2002, a Distribution Agreement between the Company and Net 1 (Pty) Ltd. was entered into and made effective as at July 1, 2002 which effectively cancelled the Outsourcing Agreement. Subcontract costs are now determined based on a fixed rate of 9.5% of the license fees received of which there were none for fiscal 2003. As a condition of this agreement, Net 1 (Pty) received $50,000 in full settlement of $154,953 of fees due as at June 30, 2002. The Company wrote off the remaining $104,953 of the debt as a reduction of subcontract costs in the year.

During 2003, Net 1 (Pty) made payments on the Company’s behalf. A total of $36,099 remains outstanding without interest and is due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Manning Elliott, Chartered Accountants for the 2003 and 2002 fiscal year.

	Fiscal 2003	Fiscal 2002

Audit Fees	$6,000	$5,250
Audit-Related Fees	1,500	-
Tax Fees	800	900
All Other Fees	-	-
Total	$8,300	$6,150

          Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Form 10Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

          Audit-Related Fees – This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

          Tax Fees – This category consists of professional services rendered by Manning Elliott, Chartered Accountants for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

          All Other Fees – This category consists of fees for other miscellaneous items.

          The Board of Directors has adopted a procedure for pre-approval of all fees charged by Manning Elliott, Chartered Accountants, the Company’s independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Manning Elliott, Chartered Accountants with respect to fiscal year 2003 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

A.	EXHIBITS:

EXHIBIT
NUMBER	DESCRIPTION

1.	Articles of Incorporation of Net 1 UEPS Technologies, Inc. (1)

2.	Bylaws of Net 1 UEPS Technologies, Inc. (1)

3.	Patent and Technology Agreement, between the Net 1 UEPS Technologies, Inc. and Net 1 Holdings S.a.r.l., dated May 3, 2000. (1)

10.1	Consulting Agreement between Net 1 Holdings S.a.r.l. and Claude Guerard, dated October 1, 1999. (1)

10.2	Assignment of Consulting Agreement between Net Holdings S.a.r.l. ("Assignor") and Net 1 UEPS Technologies, Inc. ("Assignee") dated October 25, 1999. (1)

10.3	Outsourcing Agreement between Net 1 UEPS Technologies Inc. and Net 1 Investment Holdings Ltd. effective as of January 1, 2001. (1)

10.4	Distribution Agreement between Net 1 UEPS Technologies Inc. and Net 1 Investment Holdings (Pty) Ltd. effective as of July 1, 2002. (1)

31.1	Certification by Principal Executive Officer

31.2	Certification by Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form 10-SB filed August 1, 2000.

B. REPORTS ON FORM 8-K:

The following report dated October 24, 2003 on Form 8-K relating to Item 5 was filed.

The following report dated February 9, 2004 on Form 8-K relating to Item 5 was filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, B.C., Canada, on April 13, 2004.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Claude Guerard

Claude Guerard
Chief Executive Officer, (Principal Executive Officer) and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Serge Belamant	Non-Executive Chairman	April 13, 2004
Serge Belamant

/s/ Claude Guerard	Chief Executive Officer	April 13, 2004
Claude Guerard	and Director (Principal Executive Officer)

/s/ David Anthony	Secretary and Treasurer	April 13, 2004
David Anthony	(Principal Financial and Accounting Officer)

Independent Auditors’ Report

To the Stockholders and Board of Directors
of Net 1 UEPS Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Net 1 UEPS Technologies, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, shareholders’ equity and cash flows for the period from May 8, 1997 (Inception) to December 31, 2003 and the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. (A Development Stage Company), as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the period from May 8, 1997 (Inception) to December 31, 2003 and the years ended December 31, 2003, 2002 and 2001, in conformity with generally accepted accounting principles in the United States.

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 18, 2004

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Balance Sheets

	December 31,
	2003	2002

Assets

Current Assets
Cash	$11,457	$20,054
Due from related party (Note 6(d))	-	91,703

Total Current Assets	11,457	111,757

Property, Plant and Equipment (Note 3)	-	9

Intangible Assets (Note 4)	1,327	2,273

Total Assets	$12,784	$114,039

Liabilities and Stockholders’’ Deficit

Current Liabilities
Accounts payable (Note 6(b))	$488,321	$337,503
Accrued liabilities	4,500	10,803
Due to related party (Note 6(e))	36,099	-

Total Current Liabilities	528,920	348,306

Stockholders’ Deficit
Share capital
Authorized
3,000,000 preferred shares with $0.10 par value
100,000,000 common shares with $0.001 par value
Issued
15,852,856 common shares	15,853	15,853
Additional paid-in capital	1,991,519	1,991,519
Deficit accumulated during the development stage	(2,523,508)	(2,241,639)

Total Stockholders’ Deficit	(516,136)	(234,267)

Total Liabilities and Stockholders’ Deficit	$12,784	$114,039

(See accompanying notes)

F2

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Statements of Operations

				Accumulation
				from
				May 8, 1997
	Years ended			(Inception)
	December 31,			to December 31,
	2003	2002	2001	2003

Revenue from a Related Party (Note 6(d))	$41,017	$157,565	$-	$198,582

Expenses
Amortization	955	1,331	2,396	10,155
Bank charges	1,644	822	2,906	9,325
Consulting (Note 6(a))	186,000	191,000	186,000	1,206,433
Foreign exchange	-	-	-	8,098
Investor relations	-	-	612	61,093
Office, rent and telephone	9,764	6,880	4,514	145,923
Professional fees	125,561	23,929	49,148	497,469
Subcontract (Note 6(c))	-	75,047	356,938	455,972
Transfer agent and regulatory fees	(2,093)	-	378	23,014
Travel	1,076	25,606	74,987	305,496
Less interest income	(21)	(108)	(284)	(888)

Total Expenses	322,886	324,507	677,595	2,722,090

Net Loss	$(281,869)	$(166,942)	$(677,595)	$(2,523,508)

Net Loss Per Share	$(0.02)	$(0.01)	$(0.04)

Weighted Average Shares Outstanding	15,853,000	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying notes)

F3

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Statements of Stockholders’ Equity

	Common Stock			Deficit
			Additional	Accumulated During
	Number of		Paid-in	the Development
	Shares	Amount	Capital	Stage	Total

Initial capitalization (May 8, 1997)

Stock issued for license to
specific technology (Notes 1 & 4)	2,706,122	$2,706	$-	$-	$2,706

Stock issued to change license to
exclusive (Note 1 & 4)	2,364,806	2,365	-	-	2,365

Less cancelled in a
subsequent year	(438,694)	(439)	-	-	(439)

Stock issued for cash:
at $0.0576 per share	2,600,000	2,600	147,160	-	149,760
at $6.50 per share	130,500	131	848,119	-	848,250

Net (loss) for the period	-	-	-	(134,729)	(134,729)

Balance - December 31, 1997	7,362,734	7,363	995,279	(134,729)	867,913

Stock issued for stock split
net of shares cancelled	3,510,510	3,510	(3,510)	-	-

Net (loss) for the year	-	-	-	(659,002)	(659,002)

Balance - December 31, 1998	10,873,244	10,873	991,769	(793,731)	208,911

Net (loss) for the year	-	-	-	(267,161)	(267,161)

Balance - December 31, 1999	10,873,244	10,873	991,769	(1,060,892)	(58,250)

Stock issued for cash:
at $4.00 per share	250,000	250	999,750	-	1,000,000

Stock issued for license
(Notes 1 and 4)	4,729,612	4,730	-	-	4,730

Net (loss) for the year	-	-	-	(336,210)	(336,210)

Balance - December 31, 2000	15,852,856	15,853	1,991,519	(1,397,102)	610,270

Net (loss) for the year	-	-	-	(677,595)	(677,595)

Balance - December 31, 2001	15,852,856	15,853	1,991,519	(2,074,697)	(67,325)

Net (loss) for the year	-	-	-	(166,942)	(166,942)

Balance - December 31, 2002	15,852,856	15,853	1,991,519	(2,241,639)	(234,267)

Net (loss) for the year	-	-	-	(281,869)	(281,869)

Balance - December 31, 2003	15,852,856	$15,853	$1,991,519	$(2,523,508)	$(516,136)

(See accompanying notes)

F4

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Statements of Cash Flows

					Accumulation
					from
					May 8, 1997
	Years ended				(Inception)
	December 31,				to December 31,
	2003	2002		2001	2003
Cash Flows From Operating Activities
Net Loss	$(281,869)	$(166,942)		$(677,595)	$(2,523,508)
Adjustments to reconcile net loss to cash
Amortization	955	1,331		2,396	10,155

Changes in non-cash working capital items
Increase in accounts payable
and accrued liabilities	144,515	190,079		(27,125)	492,823
Decrease in prepaid expenses	-	30,000		(30,000)	-

Net Cash Provided by (Used in)
Operating Activities	(136,399)	(54,468)		(732,324)	(2,020,530)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	-	-		-	1,998,010
Advances to (from) related party	127,802	(91,703)		-	36,099

Net Cash Provided by (Used in)
Financing Activities	127,802	(91,703)		-	2,034,109

Cash Flows to Investing Activities

(Increase) in property, plant and equipment	-	-		-	(2,122)

Net Cash Used in Investing Activities	-	-		-	(2,122)

Increase (Decrease) in Cash in the Period	(8,597)	(37,235)		(732,324)	11,457

Cash - Beginning of Period	20,054	57,289		789,613	-

Cash - End of Period	$11,457	$20,054		$57,289	$11,457

Non-Cash Financing Activities

9,361,846 shares issued for
a license (Note 4)	$-	$-	$	- $	9,362

Supplementary Disclosure

Interest paid	$-	$-	$	- $	-
Income tax paid	-	-		-	-

(See accompanying notes)

F5

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Notes to the Financial Statements

1.

Development Stage Company

Net 1 UEPS Technologies, Inc. herein (the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company is a development stage company engaged in the business of commercializing the smart card technology based Universal Electronic Payment System (“UEPS”) and Funds Transfer System (“FTS”) through the development of strategic alliances with national and international bank and card service organizations. The FTS parents were first filed by Serge Belamant and the late Andre Mansvelt in 1989. The patents in South Africa and surrounding territories were subsequently assigned to Net 1 Investment Holdings (Pty) Ltd. or “Net 1 (Pty)”, a company which was acquired by Aplitec in July 2000. The patents in Europe and the United States were assigned to Net 1 Holdings S.a.r.l. or “Net 1 Holdings”. See Note 4 for a discussion on the FTS European patent being revoked.

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

On May 3, 2000 an agreement entitled “Patent and Technology Agreement” was entered into between the Company and Net 1 Holdings that granted the Company licensing rights in respect of the U.S. and European patents No conditions precedent were stipulated. The 4,729,612 shares of the Company previously issued into trust in consideration for the Amendment to the License Agreement were thus released to Net 1 Holdings. Effective July 1, 2002, the Company entered into a distribution agreement with Net 1 (Pty), which replaced the previous Outsourcing Agreement. As a condition of this agreement, Net 1 (Pty) received $50,000 in full settlement of $154,953 of fees due as at June 30, 2002. The Company wrote off the remaining $104,953 of the debt as a reduction of subcontract costs in that year.

Net 1 Holdings as at December 31, 2003 owns 8,520,578 common shares of 15,852,856 issued and outstanding common shares, or 53.75%. The Company is a subsidiary of Net 1 Holdings.

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

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. For fiscal 2003, the Company recorded as revenues $41,017 from sales of licenses (2002 - $157,565) in accordance with the Company’s revenue recognition policy. For fiscal 2004, the Company will be recording as revenues and receiving $18,612 from sales of licenses during 2003, in accordance with the Company’s revenue recognition policy.

See Note 5 regarding future financing and related acquisition of Net 1 Applied Technology Holdings Limited.

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

(h)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities and advances from a related party. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities and advances from a related party approximates their carrying value due to immediate or short-term maturity of these financial instruments.

(i)

Tax Accounting

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses as scheduled below:

		Year of
Year of Loss	Amount	Expiration
1997	$135,000	2012
1998	659,000	2013
1999	267,000	2014
2000	336,000	2015
2001	674,000	2016
2002	166,000	2017
2003	282,000	2018
	$2,519,000

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of December 31, 2003, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003	2002	2001
	$	$	$

Net Operating Loss	282,000	166,297	673,575
Statutory	34%	34%	34%
Effective Tax Rate	-	-	-
Deferred Tax Asset	95,880	56,541	229,022
Valuation Allowance	(95,880)	(56,541)	(229,022)

Net Deferred Tax Asset	-	-	-

(j)

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

The Company had applied, up until June 30, 2002, Emerging Issues Task Force Issue 99-19 (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company sold licenses on behalf of Net 1 Holdings, and acting as an agent recorded revenue on a net basis in accordance with EITF 99-19. Revenue, up to June 30, 2002, was equal to Net 1 Holdings prior year annual after tax net profit before amortization as certified by its independent auditors.

F8

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Notes to the Financial Statements

3.	Property, Plant and Equipment Property and equipment are stated at cost less accumulated depreciation and amortization.

		December 31,			December 31,
		2003			2002
			Accumulated	Net Book	Net Book
		Cost	Depreciation	Value	Value

	Computer equipment and software	$2,181	$2,181	$-	$9

4.	Intangible Assets

	December 31,			December 31,
	2003			2002
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exclusive License	$9,361	$8,034	$1,327	$2,273

See Note 1 for description of the license.

The Funds Transfer System patents were first filed in 1989. The European patent was granted on December 28, 1994, with effect in Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands and Sweden. The European Patent Convention provides for an opposition period immediately following the grant of a European patent, and six parties filed an opposition to the grant of the patent on the grounds that the invention was not patentable. The case was heard before a Board of the Opposition Division in March 1998, when the patent was upheld. Following the issue of the formal decision, a number of the original opponents filed an appeal. The appeal proceedings were heard on October 10, 2002 and the appeal board reversed its earlier decision. Consequently, the European patent has been revoked and there is no possibility of any further appeal. As a result, the Company will be unable to collect royalties or fees for patent infringement in Europe.

The U.S. patent was first issued on May 17, 1991, and it is set to expire on May 11, 2011.

5.

Proposed Business Acquisition

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

The Company, through Brait, has provided the Board of Directors of Aplitec with an offer to acquire all the assets and liabilities of Aplitec (excluding approximately ZAR 300 million of cash) for approximately US$ 129 million through a combination of cash and share exchange offer to Aplitec shareholders also at a purchase price of US$ 0.50. Aplitec is engaged in the sales, maintenance and development of UEPS smart card based products in South Africa and its surrounding territories with revenues of approximately US$ 100 million. Aplitec has approximately 2,200 employees. Completion of the financing is subject to compliance with regulatory requirements in South Africa and in the United States, including an increase in the authorized capitalization of the Company to permit the common shares to be issued.

F9

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Notes to the Financial Statements

6.	Related Party Transactions

	(a)	Consulting fees include $150,000 (2002 - $150,000, 2001 - $150,000) paid or payable to the CEO of the Company.

	(b)	Pursuant to a Directors’ Resolution of January 29, 2002, $287,500 (2002 - $137,500) of consulting fees have been postponed until the Company has sufficient funds.

(c)

Pursuant to the distribution section of the previous Patent and Technology Agreement, subcontract costs include $nil (2002 - $75,047, 2001 - $356,938) paid to Net 1 (Pty), a company with a common director.

Effective July 1, 2002, the Company entered into a distribution agreement with Net 1 (Pty), which replaced the previous distribution section contained within the previous Patent and Technology Agreement. Subcontract costs will now be determined based on a fixed rate of 9.5% of the license fees received of which there were none for fiscal 2003. As a condition of this agreement, Net 1 (Pty) received $50,000 in full settlement of $154,953 of fees due as at June 30, 2002. The Company wrote off the remaining $104,953 of the debt as a reduction of subcontract costs in the year.

(d)
Under the terms of the previous distribution agreement with Patent and Technology Agreement dated May 3, 2000, the Company recorded revenues of $41,017 (2002 - $157,565, 2001 - $nil) from Net 1 Holdings for sales made during the previous year. A total of $nil (2002 - $91,703, 2001 - $nil) remains receivable without interest and is due on demand.

	(e)	During the year Net 1 Holdings made payments on the Company’s behalf. A total of $36,099 remains outstanding without interest and is due on demand.

F10