Form 10-K/A
period 2003-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2004-05-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, B.C., Canada, on May 7, 2004.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Claude Guerard

Claude Guerard
Chief Executive Officer, (Principal Executive Officer) and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Serge Belamant	Non-Executive Chairman	May 7, 2004
Serge Belamant

/s/ Claude Guerard	Chief Executive Officer	May 7, 2004
Claude Guerard	and Director (Principal Executive Officer)

/s/ David Anthony	Secretary and Treasurer	May 7, 2004
David Anthony	(Principal Financial and Accounting Officer)

3

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception. Although the initial absence of revenues or profitable operations is normal for companies in the development stage, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result due to going concern uncertainties.

/s/ “Manning Elliott”

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

7.

Subsequent Events

On February 3, 2004, the Company initially filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4. In connection with its review of the registration statement, the staff of the SEC advised the Company that certain Aplitec announcements in South Africa in October and November 2003 as well as the Aplitec shareholder vote approving the sale of assets on December 9, 2003, may not have complied with Section 5 under the U.S. Securities Act of 1933. In light of the SEC’s position, the Company is offering to all Aplitec shareholders who are shareholders on record at a certain date, the opportunity to rescind any acceptance of Net 1 securities that may have been offered to them on or prior to the December 9 vote (the “rescission offer”). If the holders of a majority of the outstanding Aplitec ordinary shares accept the recission offer, the proposed transactions will not be consummated as a result of the failure of certain conditions precedent to the consummation of the Aplitec acquisition is subject.

The staff of the SEC has taken the position that, as a result of the possible failure to comply with Section 5 under the U.S. Securities Act, the right of recission granted to Aplitec shareholders who affirmatively reject the rescission offer or who make no election in respect of the recission offer may continue for a period of one year. The SEC staff has also taken the position that any rights of rescission under the U.S. Securities Act of any Aplitec shareholder may survive and not be barred by the Company making the rescission offer.

F10