Form 10-K/A
period 2003-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2004-05-24
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K/A-2

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, B.C., Canada, on May 21, 2004.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Claude Guerard

Claude Guerard
Chief Executive Officer, (Principal Executive Officer) and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Serge Belamant	Non-Executive Chairman	May 21, 2004
Serge Belamant

/s/ Claude Guerard	Chief Executive Officer	May 21, 2004
Claude Guerard	and Director (Principal Executive Officer)

/s/ David Anthony	Secretary and Treasurer	May 21, 2004
David Anthony	(Principal Financial and Accounting Officer)

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