Form 10-Q
period 2004-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2004-05-24
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

_________________________________________________________
Former Name, Former Address and Former Fiscal Year, if changed since last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b –2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of May 21, 2004: 15,852,856 Shares

NET I UEPS TECHNOLOGIES, INC.
(A development stage company)

Form 10-Q
For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K/A-2 for the year ended December 31, 2003. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

Condensed Balance Sheet as of March 31, 2004 (unaudited) and as of December 31, 2003 (audited).

Condensed Statements of Operations (unaudited) for the three months ended March 31, 2004 and 2003 and from the Company's inception, May 8, 1997 through to March 31, 2004.

Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2004 and 2003 and from the Company's inception, May 8, 1997 through to March 31, 2004.

Notes to Financial Statements.

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Balance Sheets

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)

Assets

Current Assets
Cash	$11,457	$11,457

Total Current Assets	11,457	11,457

Intangible Assets (Note 3)	1,091	1,327

Total Assets	$12,548	$12,784

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable (Note 5(b))	$570,756	$488,321
Accrued liabilities	6,759	4,500
Due to related party (Note 5(d))	63,548	36,099

Total Current Liabilities	641,063	528,920

Stockholders’ Deficit
Share capital
Authorized
3,000,000 preferred shares with $0.10 par value
100,000,000 common shares with $0.001 par value
Issued
15,852,856 common shares	15,853	15,853
Additional paid-in capital	1,991,519	1,991,519
Deficit accumulated during the development stage	(2,635,887)	(2,523,508)

Total Stockholders’ Deficit	(628,505)	(516,136)

Total Liabilities and Stockholders’ Deficit	$12,548	$12,784

(See accompanying notes)

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Statements of Operations (Unaudited)

			Accumulation
			from
			May 8, 1997
	Three months ended		(Inception)
	March 31,		to March 31,
	2004	2003	2004

Revenue from Related Party (Note 5(c))	$18,612	$41,017	$217,194

Expenses
Amortization	236	246	10,391
Bank charges	-	57	9,325
Consulting (Note 5(a))	75,000	41,500	1,281,433
Foreign exchange	-	-	8,098
Investor relations	-	-	61,093
Office, rent and telephone	10,566	2,051	156,490
Professional fees	33,520	9,142	530,989
Subcontract	-	-	455,972
Transfer agent and regulatory fees	-	150	23,014
Travel	11,668	806	317,164
Less interest income	-	(21)	(888)

Total Expenses	130,991	53,931	2,853,081

Net Loss	$(112,379)	$(12,914)	$(2,635,887)

Net Loss Per Share	$(0.01)	$-

Weighted Average Shares Outstanding	15,853,000	15,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive) (See accompanying notes)

Net 1 UEPS Technologies, Inc. (A Development Stage Company) Statements of Cash Flows (Unaudited)

			Accumulation
			from
			May 8, 1997
	Three months ended		(Inception)
	March 31,		to March 31,
	2004	2003	2004
Cash Flows From Operating Activities
Net Loss	$(112,379)	$(12,914)	$(2,635,887)
Adjustments to reconcile net loss to cash
Amortization	236	246	10,391

Changes in non-cash working capital items
Increase (decrease) in accounts payable	84,694	23,220	577,517
(Increase) in accounts receivable	-	(12,988)	-
(Increase) decrease in prepaid expenses	-	-	-

Net Cash Used in Operating Activities	(27,449)	(2,436)	(2,047,979)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	1,998,010
Advances from related party	27,449	-	63,548

Net Cash Provided by Financing Activities	27,449	-	2,061,558

Cash Flows to Investing Activities

(Increase) in property, plant and equipment	-	-	(2,122)

Net Cash Used in Investing Activities	-	-	(2,122)

Increase (Decrease) in Cash in the Period	-	(2,436)	11,547

Cash - Beginning of Period	11,457	20,054	-

Cash - End of Period	$11,457	$17,618	$11,457

Non-Cash Financing Activities

9,361,846 shares issued for
a license (Note 4)	$-	$-	$9,362

Supplementary Disclosure
Interest paid	$-	$-	$-
Income tax paid	-	-	-

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

Net 1 Holdings as at March 31, 2004 owns 8,520,578 common shares of 15,852,856 issued and outstanding common shares, or 53.75%. The Company is a subsidiary of Net 1 Holdings.

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

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. For fiscal 2004, the Company recorded as revenues and receiving $18,612 from sales of licenses during 2003, in accordance with the Company’s revenue recognition policy.

See Note 4 regarding future financing and related acquisition of Net 1 Applied Technology Holdings Limited.

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

2.	Summary of Significant Accounting Policies (continued)

(b)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guideline contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principals of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

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

(d)

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

(e)

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

2.	Summary of Significant Accounting Policies (continued)

(f)
Use of Estimates (continued) of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

3.	Intangible Assets

	March 31,			December 31,
	2004			2003
	(unaudited)			(audited)
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Exclusive License	$9,361	$8,270	$1,091	$1,327
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

4.

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

5.	Related Party Transactions

(a)	Consulting fees include $37,500 (2003 - $37,500) paid or payable to the CEO of the Company.

(b)	Pursuant to a Directors’ Resolution of January 29, 2002, $325,000 (2003 - $175,000) of consulting fees have been postponed until the Company has sufficient funds.

(c)
Under the terms of the previous distribution agreement with Patent and Technology Agreement dated May 3, 2000, the Company recorded revenues of $18,612 (2003 - $41,017) from Net 1 Holdings for sales made during the previous year.

(d)	During the period Net 1 Holdings made payments on the Company’s behalf. A total of $63,548 remains outstanding without interest and is due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "except," "anticipate," "estimate" or "continue" or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Net 1 is a development stage company, has a limited operating and financial history and is subject to the risks, uncertainties and problems frequently encountered by companies in early stages of operation. Net 1's historical results of operations are not necessarily indicative of the results of operations to be expected in the future.

Introduction to Results of Operations

Net Revenues

Net 1 has identified several potential general sources of revenue including:

  manufacture licensing,
  usage licensing,
  joint ventures, and
  hardware sales.

Net 1 Holdings has received license usage fees during 2004 from Malawi, Latvia, Rwanda and Burundi.

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

In 2004, Net 1 recorded revenues of $18,612 from Net 1 Holdings.

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

Operating Expenses

Net 1's operating expenses consist primarily of statutory expenses, administrative expenses, business development expenses and travel expenses. In addition, Net 1 historically has incurred operating expenses related to its outsourcing agreements and a consulting agreement with Claude Guerard, its Chief Executive Officer.

As a result of conditions specified in the report of the Company's auditors, Net 1's independent accountants have expressed substantial doubt as to the Company's ability to continue as a going concern.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Recent Accounting Pronouncements

FASB has issued SFAS No. 147, 148 and 149 but, because they have no relationship to the operations of the Company, we are not including a descriptions of these statements and their potential impact on the Company's operations.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued liabilities and advances from a related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities and advances from a related party approximates their carrying value due to immediate or short-term maturity of these financial instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

The Company had applied, up until June 30, 2002, Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("ETIF 99-19"). The Company sold licenses on behalf of Net 1 Holdings and, acting as an agent, recorded revenue on a net basis in accordance with EITF 99-19. Revenue, up to June 30, 2002, was equal to Net 1 Holdings prior year annual after tax net profit before amortization as certified by its independent auditors.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Management continues to be actively involved in negotiations to secure sufficient equity and/or debt financing to fund Net 1's business plan.

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

Net 1, through the Brait Group, has provided the board of directors of Aplitec with an offer to acquire substantially all the assets and all of the liabilities of Aplitec (excluding ZAR 300 million of cash plus enough cash as is necessary to pay holders of Aplitec shares an additional amount equal to ZAR 0.25 (US $0.04) for each ordinary Aplitec share for which such Aplitec shareholder elects the cash option) for approximately $129 million through a combination of cash and share exchange offer to Aplitec's shareholders also at a purchase price per share of $0.50. Aplitec is engaged in the sales, maintenance and development of UEPS smart card based products in South Africa and its surrounding territories with revenues of approximately $100 million. Aplitec has approximately 2,100 employees. Completion of the financing is subject to compliance with regulatory requirements in South Africa and in the United States, including an increase in the authorized capitalization of Net 1 to permit the shares to be issued.

The Company has scheduled a Special Shareholders Meeting for May 27, 2004. Provided shareholders approve the increase in capitalization, the financing with the Brait Consortium will be finalized and the offer to Aplitec shareholders will be undertaken.

In the short term, management has continued the suspension of various expenses, including its consulting agreement with its chief executive officer, Claude Guerard.

Management continues to be actively involved in negotiations with potential clients in view of reaching two main targets:

  To establish partnership agreements with IT services and financial services entities,which would provide the total technical support required by Net 1's licensees tolaunch and develop their own applications based on the FTS and the related UEPStechnology and service.

  To develop Net 1's licensee network on a worldwide basis. We have granted licensesin Latvia, Burundi, Ghana, Rwanda and Malawi, and are currently in negotiationswith potential licensees in other countries of Africa. An Australian organization hasapproached Net 1 for an FTS license for Australia and New Zealand. Negotiationscontinue regarding the possible grant of licenses for territories in the Pacific Rim.

Revenue

Net 1 received revenue from Net 1 Holdings from all sales of licenses equal to Net 1 Holdings' annual after tax net profit before amortization. Net 1 recognized the revenue in the period when the financial statements of Net 1 Holdings become available and will report the revenue on a net basis as Net 1 is acting as an agent for Net 1 Holdings pursuant to a Patent and Technology Agreement dated May 3, 2000. Effective July 1, 2002, Net 1 entered into a new Distribution Agreement with Net 1 (Pty), which replaced a previous agreement. Under this Agreement, Net 1 (Pty) markets, sells and implements UEPS systems on behalf of Net 1. Any license fees arising from sales by Net 1 (Pty) are paid to Net 1 via Net 1 Holdings, for which Net 1 (Pty) receives a commission of 9.5% of all license fees paid by the customer for the duration of the license's existence. This fee is only applicable for new licenses and upgrades of existing licenses.

The Company recorded revenues of $18,612 from Net 1 Holdings for 2004.

Administrative Expenses

Administrative expenses increased from $53,931 for the three months ended March 31, 2003 to $130,991 for the three months ended March 31, 2004, an increase of $77,060. The increase resulted primarily from an increase in legal expenses, filing fees and travel expenses related to the Company's proposed transactions. Management intends to keep operating expenses at the lowest possible level by developing outsourcing policies.

The significant decrease in revenue combined with the increase in administrative expenses resulted in a net loss of $112,379 for the three months ending March 31, 2004 compared to a net loss of $12,914 for the three months ending March 31, 2003. The potential benefits of income tax losses, amounting to $95,880 in 2003 and $56,541 in 2002, have not yet been recognized, and there is significant uncertainty as to whether we will realize these benefits.

Management has suspended payments to Claude Guerard under his Consulting Agreement which in the three months ending March 31, 2004 accounted for $37,500 and $37,500 respectively for the three months ending March 31, 2003.

The Company recognized revenue of $18,612 on March 31, 2004 from license fees collected up to December 31, 2003, by Net 1 Holdings. Additional fees from the sale of new licenses and recurring annual license fees from existing licensees will accrue to the Company during 2004.

Liquidity and Capital Resources

Cash used for operating activities for the three months ended March 31, 2004 was $27,449, compared to $2,436 in the three months ended March 31, 2003. This increase was primarily due to higher operating losses, partially offset by an increase in accounts payable and accrued liabilities due to the postponement of the payment of consulting fees to our Chief Executive Officer.

Cash from financing activities was $27,449 in the three months ended March 31, 2004, compared to cash used in financing activities of nil in the three months ended March 31, 2003. This reversal is due to the cash flow constraints experienced by Net 1 during the three months ended March 31, 2004 and the subsequent payment of $27,449 of Net 1's administrative expenses by Net 1 Holdings, which Net 1 now owes to Net 1 Holdings. This amount does not accrue interest and is due on demand.

The primary source of Net 1's cash has been through the sale of equity. Net 1 anticipates raising $52.8 million from the sale of 105,661,428 shares of Net 1 common stock to the Brait Consortium during the current fiscal year. Currently, Net 1 does not have available any established lines of credit with banking institutions.

Net 1 believes that its current cash position, as well as payments due from Net 1 Holdings, are not sufficient to meet its cash needs on a short-term basis or to implement any part of its business plan. Additionally, Net 1's management believes that it is currently unable to meet its long-term liquidity needs. Should the proposed transactions not be completed, Net 1 expects that it will be forced to cease all business operations by the end of the second quarter of 2004.

If the proposed transactions discussed above are not completed, Net 1 may not be able to continue as a going concern beyond the second quarter of 2004.

Contingent Liabilities, Commitments and Contractual Obligations

Net 1 does not have any capital commitments. Net 1's only contractual obligations and contingent liabilities arise from its appointment of an affiliate of the Brait Group as its financial advisor in connection with the Aplitec acquisition. For its services, the Brait Group will receive a fee based on a percentage of the capital raised to finance the Aplitec acquisition, in addition to a corporate finance fee of ZAR 1.15 million (US $170,750). If the proposed transactions are consummated, the Brait Group will be paid a fee of approximately $3.9 million. The Brait Group has the option of applying up to $2.5 million of its capital raising fee to purchase 5 million shares of Net 1 common stock at a purchase price of $0.50 per share.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Within the 180 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Financial Officer, Mr. David Anthony. Based upon this evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

NET 1 UEPS TECHNOLOGIES, INC.

DATED: May 21, 2004	By:	/s/ Claude Guerard

Claude Guerard, CEO