Form 10-K
period 2004-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2004-10-12
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2004

OR

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number: 000-31203

NET 1 U.E.P.S. TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0903895
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

President Place, 4th Floor, Cnr. Jan Smuts and Bolton Avenue
Rosebank, Johannesburg, South Africa
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 27-11-343-2001

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, par value US$0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes  ☐  No  ☒

State registrant's revenues for the year ended June 30, 2004: US$131,098,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on August 31, 2004 (US$1.25): US$215,502,361

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value US$.001 per share (the "Common Stock"), as of August 31, 2004, was 140,267,157.

DOCUMENTS INCORPORATED BY REFERENCE

Risk Factors included in our Proxy Statement/Prospectus, File No. 333-112463, filed on February 3, 2004, incorporated by reference into Part II Item 7.

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

NET 1 U.E.P.S. TECHNOLOGIES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Corporate History

Net 1 U.E.P.S. Technologies, Inc. ("Net1" or the "Company") was incorporated in the State of Florida on May 8, 1997 and is engaged in the business of commercializing the smart card technology based Universal Electronic Payment System ("UEPS") and Funds Transfer System ("FTS") through the development of strategic alliances with national and international bank and card service organizations.

Net 1 Applied Technology Holdings Limited ("Aplitec") was a holding company established and existing under the laws of South Africa. Aplitec's subsidiaries employed specialized smart card technologies to add efficiency to commercial activities requiring money transfers, payment systems, and other electronic data applications. Through its subsidiaries, Aplitec was involved in the administration, management and payment of social welfare grants and handles the payment of pensions on behalf of the government in five of the nine provinces of South Africa. Aplitec also operated micro-lending businesses with more than 100 branches throughout South Africa and developed, marketed and licensed administrative and payment solutions for the micro-lending industry. In addition, Aplitec provided financial services to its customers through its proprietary smart card platform and provided technical, operational, business solutions and outsourcing services to companies.

As a result of the transaction described below, the former shareholders of Aplitec obtained a majority voting interest in the Company on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-K unless indicated otherwise for the periods up to June 7, 2004 represent the results of Aplitec prior to the date it acquired Net 1. For the period from June 7, 2004 the financial information presented herein represents the consolidated results of Aplitec and Net 1 with Net 1 as the acquired entity.

Although Aplitec is deemed to be the acquiring company for financial and reporting purposes, the legal status of the Company as the surviving corporation has not changed.

The transaction referred to above had the following elements:

•
On June 7, 2004, Net 1 Applied Technologies South Africa Limited ("New Aplitec"), a holding company established and existing under the laws of South Africa, completed a transaction whereby it acquired substantially all of the assets and liabilities of Aplitec for $127.53 million (or ZAR825,641,638) (the "net purchase price"). The net purchase price together with the cash retained in Aplitec was distributed as an advance distribution to Aplitec shareholders.

•	The New Aplitec Participation Trust ("South African Trust") is a South African bewind trust established and existing under the laws of South Africa.

•	The Aplitec Holdings Participation Trust (the "Cayman Trust") is a purpose trust created under Part VIII of the Trust Law (2001 Revision) of the Cayman Islands.

•
The Aplitec shareholders had the option of either electing to receive 190 South African cents per share and an investment in New Aplitec in the form of a nil paid renounceable letter of allocation representing an interest in a New Aplitec B class preference share ("B class preferred stock") and B class loans held by the South African Trust (collectively the "reinvestment option") or cash of 500 South African cents per share. Shareholders who elected to receive the reinvestment option are described as "reinvesting shareholders". In addition to the liquidation dividend, reinvesting shareholders were granted, units in the South African Trust with the right to receive, for no additional consideration, special convertible preferred stock of the Company, which are held by the Cayman Trust. These shares may be converted, upon the occurrence of a trigger event, to Company common stock on a one-for-one basis.

Company common stock for one share of the Company's special convertible preferred stock. A trigger event can occur when a unit holder gives notice to the South African Trust in writing of its intention to convert some or all of its B class preferred stock and B class loans. A trigger event also includes the abolition or relaxation of Exchange Controls by the South African Reserve Bank to permit reinvesting shareholders to hold Company common stock directly or the winding up or placing under judicial management of New Aplitec or the Company.

•
Upon receipt of notice of a trigger event, the trustee of the South African Trust will request delivery from the Cayman Trust of the number of shares of the Company's special convertible preferred stock attributable to the units being converted. Upon delivery by the Cayman Trust, the South African Trust will transfer these shares of special convertible preferred stock, along with a proportionate number of B class preferred stock and loan accounts to the Company in exchange for shares of the Company's common stock.

•
On June 25, 2004, shareholders holding 1,849,119 of Aplitec's issued shares elected the cash option. The remaining shareholders holding 235,128,068 shares elected the reinvestment option. Aplitec entered into an underwriting agreement with South African Private Equity Trust III ("SAPET") and South African Private Equity Fund III L.P. ("SAPEF" and, together with SAPET, the "Underwriters"). In terms of this arrangement the Underwriters agreed to take up all of the rights in the South African Trust of the reinvestment option not taken up by Aplitec's shareholders, up to the maximum of $70 million (or ZAR437 million), which was equivalent to 64.7% of the reinvestment option, at a price of $0.45 (or ZAR2.85) per Aplitec share not involved in the reinvestment. The Underwriters paid $0.84 million (or ZAR5,269,989) for 1,849,119 units in the South African Trust in terms of the underwriting agreement.

•
On May 27, 2004, the Company issued 192,967,138 of its special convertible preferred stock to the Cayman Trust, to be held for the benefit of Aplitec's shareholders that elected the reinvestment option and the Underwriters.

Unless the context otherwise provides, the reference to the Company refers to Net1 and its subsidiaries (including Aplitec).

Operational History

               Given the lack of a payment system addressing the needs of the un-banked and the under-banked populations, we founded the company with a mission to provide a secure, universal and affordable transacting system, utilizing existing infrastructure within the financial services industry that enables people, regardless of income, to have access to goods and services that were previously inaccessible. Access to these goods and services should result in improved lifestyles and provide access to new, low-risk and profitable markets for businesses that use our systems.

               We developed the UEPS as a solution to the needs of the un-banked and the under-banked, which we first deployed in South Africa. Building a critical mass of smart card users was of paramount importance in order to make the system viable. This was achieved through several strategic acquisitions, allowing us currently to reach more than three million people. In May 1998, we acquired Net1 Southern Africa (Proprietary) Limited, a business focused on supplying smart cards and terminals and on servicing the Point of Sale (or "POS") terminal network of Nedcor Limited (or "Nedcor"), a major South African banking group. The acquisition allowed us to develop a significant relationship with Nedcor which may lead to potential joint ventures that will promote and utilize our technology.

               In 1999, we acquired Cash Paymaster Services (Proprietary) Limited, (or "CPS"), a business engaged in the distribution of social welfare grants. This acquisition achieved two critical objectives. The first being, the CPS's customer base of approximately 1.5 million people was issued with UEPS smart cards to help achieve a critical mass of smart card users. Secondly, we acquired a logistics and implementation infrastructure as part of CPS having significant expertise and experience.

               During the course of 1999 and 2000, in order to gain further exposure to a base of potential smart card users, we acquired Moneyline (Proprietary) Limited and New World Finance (Proprietary) Limited. These businesses extend cash loans for periods ranging from 30 days to several months, with the majority of loans having 30-day terms. Through these acquisitions, we gained access to a network of approximately 100 micro-lending branches in South Africa through which our micro-lending administration and payment products could be deployed.

               Once a critical mass of cardholders was achieved, we sought to create an infrastructure of POS terminals that would permit businesses and merchants to engage in smart card transactions with our cardholder base. In the Northern Cape in fiscal 2004, we implemented a "merchant rollout", supplying merchants with smart cards and POS terminals. With the increasing opportunity to conduct transactions using smart cards, the percentage of welfare and pension beneficiaries keeping value on their card in this province has increased from 0% prior to 2003 to 60% as of June 2004. With the rollout of terminals at selected merchants in other provinces of South Africa, it is expected that more beneficiaries will use their smart cards for transacting with merchants.

               While rolling out the UEPS infrastructure and smart cards, we also sought to expand the range of products and services available to smart card holders. In 2001, we developed a suite of financial services targeted at social welfare beneficiaries, utilizing our issued base of smart cards as a delivery channel. The products are marketed under various brands by our empowerment partners in the various provinces and include micro-loans, insurance and food parcels. This service has been implemented in the KwaZulu-Natal under the StarChoice brand name and in the Northern Cape under the Smart Life brand name. We currently have approximately 85,000 customers in these two provinces. According to research by the FinMark Trust, 29% of all South Africans have a form of burial saving or insurance policy, but the collection of policy premiums remains a problem for insurance companies due to the limited penetration of bank accounts. However, with our offering, premiums can be deducted automatically from a person's smart card at pre-designated times. Under the various brand names, we grant loans on which we earn interest and we market insurance policies on behalf of insurers for which we collect both a commission (for the sale of a policy) and a fee (for the monthly premium deduction). Going forward, we plan to grow and develop this business under different brands by launching new products and by introducing the service into the other provinces where we administer social welfare grants.

               We have also been able to recreate our business model successfully in other countries. We are currently at different stages of establishing UEPS cardholder bases and POS terminal infrastructures in Malawi, Mozambique, Zimbabwe, Ghana, Rwanda, Burundi and Latvia.

Company Overview

               We are a provider of technologies and systems that create a secure and affordable transacting channel between formal businesses and the "un-banked" and "under-banked" populations of developing countries who have no or limited access to traditional banking facilities. We have developed the UEPS that utilizes our smart card technology to provide a fully integrated payment, switching and settlement system suitable for multiple applications and services meeting the requirements of the un-banked and under-banked populations. Our payment system enables our customers to effect transactions "off-line" in underdeveloped areas where traditional financial institutions and their services have limited penetration or are otherwise unavailable due to the lack of, or limited branch, Automated Teller Machines (or "ATM"), POS, support and communications infrastructures. All transactions effected through our UEPS occur between two cards at a POS rather than through a host mainframe (as with traditional banking and payment systems) since all of the relevant information necessary to perform a financial transaction is held on the smart cards, inclusive of the funds available, of the transacting card holders. The transfer of value between the cards accordingly can take place without any communication with an on-line host mainframe as all validations, audit trails, encryption, decryption and authorization take place or are generated between the cards themselves.

               Apart from requiring minimal infrastructure, the key features of our payment system that address the un-banked and under-banked populations' needs include:

  affordability, as most of the transaction costs are borne by the organizations that make use of the channel and there are no monthly fixed fees payable by the holders;

  security, since the card serves as a substitute for cash, but provides loss tolerance which protects the card holder in the event of loss or stolen cards; and

  simplicity as a biometric fingerprint identification system is used by the card holder to access the card and perform transactions.

In addition to having functionality tailored to the needs of the un-banked and under-banked populations, our payment system provides an outsourced solution for all mass payments that are required to be made to recipients without bank accounts, reduces administration and cash handling costs, facilitates information management regarding payment status and creates auditable transaction records. Accordingly, our UEPS positions us to be able to deliver to our customer base complete solutions in the fields of social security, wage distribution, banking, health care management, international money transfers, voting and identification systems.

               We have implemented our UEPS to administer, manage and distribute social welfare grants and pensions in five of the nine provinces of South Africa. This customer base exceeds 3 million clients that now have access to affordable financial services such as life insurance and short term loans. These customers can also use their cards at POS devices at participating merchants to purchase goods or draw cash. In addition, we have sold complete UEPS systems in Malawi, Mozambique, Zimbabwe, Ghana, Rwanda, Burundi and Latvia.

               In implementing a UEPS on behalf of a client, we provide and install the necessary hardware and customize the UEPS software to meet the needs of the client's environment. All installations require support services to adapt or tailor the interfaces between the UEPS and the client's existing infrastructure. We also provide ongoing services to our customer base, including the maintenance of the POS and ATM terminals, the supply of additional hardware such as POSs, ATMs, card readers and smart cards, marketing and sales support, business planning as well as other support services. Where we own and control the UEPS infrastructure (as we do in South Africa) we earn transaction or card fees from the use of the UEPS infrastructure. In some instances we also charge fees for loading value onto cards and receive fees for licensing the UEPS software to our customer base.

For the fiscal year ended June 30, 2004, we generated revenues of US$131 million and net income of US$13 million.

               We have approximately 2,100 employees, of which 1,350 are employed in the UEPS transaction-based activities, 600 persons are employed in UEPS-based financial services and 150 persons are employed in Hardware, software and related technology sales and corporate activities. Approximately 37.83% (or 126 of 333) of our employees in the Northern Province that perform UEPS transaction-based activities are members of the South African Commercial Catering and Allied Workers Union ("SACCAWU"). We have a good relationship with SACCAWU.

Market Opportunity

               We operate in emerging market economies that have large untapped populations of people who have no access to banking facilities, known as the "un-banked", or very limited access to banking facilities, known as the "under-banked", because they cannot afford traditional bank accounts and banks have little or no infrastructure in the areas in which they reside. The rendering of a traditional banking service in these underdeveloped areas is not only expensive but sometimes not possible, as the basic infrastructure required (such as telecommunications) does not exist. Our UEPS provides a secure and affordable transacting and delivery channel which serves as a viable alternative to traditional banking and payment systems for the un-banked and under-banked populations, our target market. Many members of our target market do not have access to affiliated financial services despite being in receipt of regular monthly or weekly incomes. Examples of such un-banked or under-banked populations include recipients of government social security benefits such as old age pensions, national healthcare and unemployment insurance payments, as well as employees earning low to average wages.

               According to research done by ACNielson (FutureFact Marketscape Survey 2002) and the South African Reserve Bank (Labour Markets and Social Frontiers April 2003), only 40% of South African adults have access to at least one form of basic bank account, compared to approximately 90% of adults in the United States. Other examples of emerging market economies with large un-banked populations include Brazil, India, Mexico and Indonesia. Furthermore, the distribution of bank accounts is significantly skewed towards higher income groups. These demographics are typical of emerging market economies where the majority of the population has little or no access to traditional banking services.

               Traditional payment systems offered by the major banking institutions do not address the key requirements of the un-banked and under-banked populations due to:

  the high costs associated with maintaining a bank account relative to customers' income levels;

  the requirement of significant infrastructure (including ATM's and communications systems) to settle transactions "on-line", which are often unavailable in underdeveloped areas;

  minimum income requirements to open an account;

  the need to have basic literacy, administration and record keeping abilities and English-language capacity to operate a bank account;

  lack of security protecting against fraudulent transactions associated with debit and credit cards; and

  the personal safety concerns of customers relating to the need to withdraw large amounts of cash at one time in order to avoid incremental transacting fees.

               Accordingly, we believe that the key features of a banking and payment system servicing the "un-banked" and "under-banked" populations are:

  accessibility;

  low transaction costs;

  limited infrastructure needs;

  personal safety;

  security;

  convenience;

  functionality tailored to client needs; and

  simplicity.

Our payment system addresses all of these features to provide an effective alternative to traditional banking for the "un-banked" and "under-banked" population.

Our Solution

               Given the lack of a payment system addressing the needs of the un-banked and the under-banked populations, we founded the company with the mission to provide a secure, universal and affordable transacting system, utilizing existing infrastructure within the financial services industry, which enables people, regardless of income, to have access to goods and services that were previously unattainable. We reach our target market by offering our payment system primarily to organizations or governments with large customer bases. For example, both governments and businesses use our system to make social security or wage payments onto the UEPS smart cards of beneficiaries or employees, who can in turn use their UEPS cards for a range of functions, including:

  spending on goods in merchant outlets;

  buying prepaid telephone, water and electricity or other utility vouchers;

  securing short term loans facilities, as the system allows financiers to understand and manage the financial position of their customers thus reducing the associated credit risks;

  collecting third party payments such as debit orders for funeral insurance premiums or medical insurance contributions;

  transferring funds to other cardholders, bank account holders or other third parties;

  receiving funds from third parties from within or out of their country of residence;

  saving money and earning interest on the credit balance held on the savings wallet of the card;

  allocating funds to different wallets within their card for budgetary purposes;

  joining UEPS card loyalty schemes; and

  withdrawing cash.

Our UEPS is designed to address the needs of the un-banked and under-banked market

               We believe that the following features of our UEPS address the shortcomings faced by the un-banked and the under-banked populations inherent in traditional payment systems:

               Enhanced Accessibility/Lower Transaction Costs. There are no minimum income requirements, making our UEPS solution accessible to all potential end-users. Moreover, no fixed monthly or annual fees are charged to the cardholder and transaction fees are generally recovered from the party accruing the most benefit (an employer, government, insurance company, merchant, or service provider), rather than from the cardholder. The only instance in which a cardholder would incur any cost is for a cash withdrawal, and these charges are significantly lower than those normally levied through a traditional bank account. In addition, our off-line system automatically lowers the cost of service delivery and the cost of the hardware required to implement the system and enables the system to administer very large transaction volumes at minimal cost. Conversely, on-line banking systems are forced to carry surplus capacity to cater for peak transacting times. On-line banking systems therefore carry significant additional infrastructure cost in relation to normal requirements (off-peak), and these costs are normally passed on to the bank account holders.

               Limited Infrastructure Needs. The biggest differentiating factor between our system and conventional banking is our system's ability to operate in an off-line manner, virtually eliminating the need for expensive communications infrastructure. Consequently, our UEPS enables us to penetrate the most underdeveloped or remote rural areas where the lack of communications infrastructure is a major constraint to traditional financial institutions. In addition, since the terminals required for UEPS transactions act only as a power supply and communication channel for smart cards, thus requiring a minimal amount of processing capacity and memory, they can be manufactured at a much lower cost compared to other similar terminals, which generally require sophisticated tamper proof security and communication hardware components. Furthermore, the POS terminals do not require specialized technical expertise to be installed as these terminals can be bought "off the shelf" and installed by the vendor by following a few simple steps, thus eliminating the need for a sales and support team which traditionally support the merchant base.

               Improved Personal Safety. Personal safety is improved by virtue of the consumer being able to receive monthly income payments directly onto the UEPS card rather than in cash, to store value on the UEPS card and use the card to transact, rather than withdrawing cash to transact. The consumer therefore gets the personal safety benefits not afforded by credit or debit cards, which can be cloned, schemed or stolen and which require to be operated in unison with a formal bank account.

               Security Features. Our system offers enhanced security in the form of:

  Biometric fingerprint identification as an alternative to personal identification number ("PIN") codes;

  Encryption of transactions;

  Multiple audit trails that can track, reconcile and provide a back-up for transactions. Conventional systems store transactions on the terminal's memory that could result in losses for the merchant should the terminal be damaged. UEPS eliminates this problem as each transaction is recorded on both transacting smart cards, creating a multiple audit trail;

  Transaction cancellation and reversal functionality (transactions can be reversed immediately in the case of a transacting error); and

  A unique sequencing algorithm that ensures that transactions are processed according to the defined algorithmic sequence.

Greater Convenience. Our UEPS stores and manages all of the relevant information required to perform financial transactions on a client's smart card, and can therefore operate completely "off-line" (without the need for a data communication session to be active during the transaction) or "on-line" through the use of any communication infrastructure, including satellite, microwave, radio, land lines or any other communication channels. By contrast, the ATM and POS terminal networks utilized by traditional banking systems access all relevant information from a central host computer and therefore must operate "on-line." Since all transactions effected through our payment system occur between two cards without any communication with a host mainframe, transactions can take place at any time or place and are unaffected by the availability of communications infrastructures or transaction volumes (peak versus off-peak). All validation checks, audit trails, encryption and authorization take place between the cards themselves. The convenience of our payment system therefore lies in its ability to function effectively anywhere where there are two cardholders willing to transact with one another. Our cardholders are therefore able to receive income, to retain value and to spend without any bank branch, ATM or dial-up facility being available. In addition, the encryption security protocols enable cardholders to receive fund-loading instructions from a third party through any unsecured communications channel such as word of mouth, telephone, newspaper or any analogue or digital network if present. Such loading instructions consist of ten-digit codes that the cardholder enters into any UEPS-enabled terminal. Upon verification of the code presented, the card updates its balance automatically.

               Functionality Tailored to Client Needs. Our payment system is tailored to suit the needs of both those who need to distribute funds (such as the government with respect to social security grants or similar benefits and employers with respect to wages), and our target market end-users who need to utilize the funds. The system can be used as a universal platform to facilitate all existing financial delivery systems such as cash withdrawals, retail spending, debit orders, money transfers, prepaid facilities, savings and budgeting thereby eliminating the need to carry multiple forms of payment. In addition, the UEPS technology includes functionality that allows:

  transparent and automatic recovery in the event of transaction failure resulting from terminal hardware or software problems;

  the smart card itself can be used as proof of purchase, replacing the need to print a receipt or a ticket to be used in transportation or the lottery;

  continuous debiting of value off the smart card, which allows for simultaneous vending and debiting in unattended environments such as fuel dispensing and telephony;

  speed of processing that is mandatory in applications such as transportation and access control; and

  open or restricted wallets that are required to meet the requirements of certain applications such as pension and welfare distribution and specific funding initiatives.

               Simplicity. Our system offers UEPS smart card users the convenience of cash without the inherent risks and without the cost structure associated with a bank account. Utilization of the system is straightforward as the intervention required by a client is minimal. Fingerprint identification is offered as an alternative to PIN codes, terminals use illustrations instead of words (where possible) and local language choice is offered on the terminals. Registration procedures are equally straightforward with no paperwork required.

Key benefits of the UEPS for our corporate customers such as governments and employers and our card holders

               Our payment system provides an attractive solution to our corporate customers and our card holders for several reasons.

               We provide our corporate customers an outsourced solution to all mass payments to recipients without bank accounts which would otherwise require payments to be made in cash with all of the attendant security and safety issues associated with handling cash. To establish a social security payment system, for example, we assist in the enrollment, registration and validation of the beneficiaries by creating a biometric data base of finger prints of those who are eligible for payments under a particular program. The data base helps to prevent fraud insofar as it ensures that the correct beneficiary receives the intended payment and prevents the inclusion of duplicate entries in the data base. In addition, we undertake information management relating to payment status on behalf of our customers, and the UEPS is able to trace each transaction so that our customer can audit and otherwise verify transactions.

               As the UEPS is electronically based, it provides our corporate customers with opportunities to reduce costs that relate to administration and cash management, insurance of cash, transportation of cash, bank charges, the need to have large sums of cash on the premises and, in the case of central banks, the printing of currency. The removal of the financial and administrative burdens attendant to cash can improve the productivity, safety and efficiency of business operations.

               In addition, our UEPS allows our card holders access to affordable financial services, such as funeral and medical insurance, loans, etc. through formal financial organizations such as banks and insurance companies which would otherwise be unavailable. The wallet on a smart card can also be restricted as to how certain funds are used. This is particularly useful where our UEPS is used to implement loyalty schemes or other closed systems, whereby the funds loaded onto the card can only be spent at specific retailers or exchanged for predefined services.

               Most importantly, formal users of our UEPS such as merchants, banks, insurance companies, money transfer agents, governments, local authorities, tax authorities and medical service providers gain access to a potential consumer base untouched by traditional transaction methodologies, as our UEPS becomes a replacement for a traditional banking account through which the above mentioned service providers normally operate.

Our Strategy

               Our principal objective is to deploy an international payment system that provides a transacting platform and affordable and secure financial services to the unbanked and underbanked populations of the developing world. Our card holder target markets, which represent more than two-thirds of the world's population, are citizens who are currently un-banked or under-banked or who cannot afford the charges levied by formal banking institutions. To achieve global market penetration following our success in South Africa, we are pursuing the following strategy:

               Identifying key target markets. We are in the process of identifying key countries and regions in the developing world, where our payment system and applications can be best implemented to reach the unbanked and underbanked populations. We believe that, among other countries, Brazil, India, Mexico and Asia Pacific countries such as Indonesia present significant opportunities for our payment system, services and products due to their large populations and the limited technological infrastructure. Entering such markets would enable us to significantly increase our card holder base and the volume of transactions processed using the UEPS.

               Carefully selecting the entry method into target markets. We intend to leverage our first to market advantage and existing platforms in South Africa, Malawi, Mozambique, Zimbabwe, Ghana, Rwanda, Burundi and Latvia in order to move into neighboring countries and regions. We will seek to form partnerships or joint ventures with governments and corporations in our target jurisdictions to which we will license our systems for them to operate. We expect that our established presence in neighboring countries and the formation of partnerships and joint ventures with local players will enable us to gain a foothold from which we can launch our operations in a particular target market.

               Building a critical mass of smart card users with one application. As already accomplished in South Africa, we intend to build a critical mass of smart card-users within a target market as quickly as possible using a single fully independent application in order to achieve maximum market penetration. For example, we will seek to win contracts to implement payment systems for government programs having large numbers of users or populations, such as social security payments, pensions, utilities and voting/national identification applications, or for corporations with significant numbers of employees with respect to wage payments. Such contracts would typically include the licensing of our technology and the sale of the supporting hardware equipment to our corporate customers. These contracts will enable us to distribute UEPS smart cards to numerous members of the un-banked and under-banked populations. As the funds loaded on to the smart cards by our customer base are utilized by the cardholders in transactions and applications supported by the UEPS we will earn transaction fees on an ad valorem or fixed-fee basis.

               Extending the range of services available within target area by leveraging competitive advantages. Once a critical mass of end-users holding our smart cards is achieved, we will focus on expanding the range of services and products provided to the established smart card-user base, including prepaid electricity and water, prepaid telephone call units, short term loans, wage payment systems and insurance. In order to provide additional services and products, we will also extend our infrastructure within a country or region, for example, by selling card readers and POS terminals that accept payments by UEPS smart cards to merchants thereby enabling such merchants to sell goods and other financial services to our card holders. The infrastructure roll-out can be expanded by establishing relationships with post offices, banks and other financial institutions. Once the infrastructure is established our payment systems can be scaled up with minimal incremental expense. Extended ranges of services will position us to earn additional transaction fees from the same infrastructure.

               Establishing a global network from regional hubs. We expect that successfully established platforms in our primary target countries will form a base from which we will implement our payment system throughout the surrounding region. We intend to link regional hubs in order to establish a global network of our transacting technology platforms that can be integrated with traditional technologies and financial systems. Our technology is also suitable to serve higher income clients and can be used to administer national health insurance and to make secure internet payments.

Our Technology

               The fundamental purpose of our technology is to deliver an alternate method of banking that grants the majority of people of developing economies access to a myriad of vital services such as social security, wage payments, insurance products, finance and medical assistance. Our proprietary technology enables these services to be delivered securely in the most underdeveloped or rural environments, even in those that have little or no communications infrastructure, at a cost that is affordable by the poorest communities.

               The technological platform utilized to facilitate the delivery of the above mentioned services is based on three fundamental components: (1) the Funds Transfer System ("FTS") patent, (2) the UEPS and (3) the Security Protocol.

FTS Patent

               The FTS patent describes a method through which funds can be transferred from one smart card to another in a secure and off-line manner. The term "off-line" refers to transactions that are effected without the need to contact or communicate with the card issuer when the transactions occur, as the cards themselves perform the authorizations required. The FTS patent also describes how cards can be loaded or re-loaded with funds and how these can be redeemed for value in either banking or non-banking environments.

UEPS

               The UEPS is a suite of programs that make use of the FTS methodology to deliver an integrated information, payment, switching and settlement environment that underpins our transaction processing system. The programs of the UEPS include the software that operates on the smart cards and the POS terminals, as well as all of those that manage and control the host environment. In other words, all programs that are required to operate the UEPS, including the smart card functionality, the POS devices which allow our smart cards to transact with each other in an off-line manner and our back end host system that primarily provides an audit trail of all transactions effected, form part and parcel of our offering to our corporate customers or licensees.

               The primary strengths of the UEPS are its affordability, security and flexibility. The system is affordable because the computer chips on the smart cards contain all the software necessary to effect UEPS transactions, thereby allowing the POS terminals required to conduct these transactions to contain far fewer components and less circuitry than traditional POS devices. There is also a reduced need for processing power and on-board memory and on-line communication are not necessary thus eliminating the need for an internal or external modem and its associated hardware, maintenance and call costs. As a result, the UEPS terminals are relatively inexpensive, and do not require specialized technical expertise for installation. The UEPS reduces or eliminates the need for national infrastructures such as electricity, telephone or data transmission. The UEPS is secure because the funds in each smart card are protected from illegal access through fingerprint technology and every transaction is verified by the two smart cards involved in the transaction through state of the art cryptographic systems, in conjunction with protocols and techniques which we have developed. Finally, UEPS is flexible because transactions are completed off-line, thus eliminating virtually all restrictions where verified transactions can occur.

               The first version of UEPS was released in 1991, and included software to operate each smart card as well as the main payment system. The later versions of UEPS provide all of the functions necessary to issue and manage a smart card and terminal base as well as those needed to effect settlement between all of the operators and participants. UEPS is fully traceable and auditable and can provide advanced facilities such as loss tolerance and card based interest distribution. Finally, UEPS is scalable and can be made available to well established market leaders or as a starter kit to smaller organizations.

Security Protocol

               Our security protocol was designed to prevent opportunistic fraud and enforce the correct transaction flow. The symmetric triple data encryption standard, or DES, is used extensively in association with a native random number generator that ensures that all transactions are performed by using a random session key pair. The DES encryption algorithm can be easily modified to utilize alternative symmetric or asymmetric encryption algorithms such as the Rivest, Shamir and Adleman or elliptic curves. Each message exchanged during a transaction names both transacting parties, includes unique information to guarantee freshness and depends explicitly on all the messages that occur before it. For further technical details and evaluation, please refer to Bruce Scheiner's book entitled Applied Cryptography, second edition, published in 1996 by John Wiley & Sons.

UEPS Smart Card Functionality

               By combining these technologies, we have created a smart card application that incorporates and controls the functionality that is normally found on banking host systems. Our technology reverses the traditional role, whereby the card acts as an access mechanism to a host managed account, to that of controlling the account itself, while the host system is relegated to merely backing up and creating an audit trail for the card base.

               As a result, our technology provides extensive and flexible functionality through a system that is practical, secure and fully auditable. The following list itemizes some of the unique and critical functions provided by our smart card technology:

  Transparent and automatic recovery that is used in the event of a transaction failure caused by either hardware or software failures. This feature is also utilized to provide a secure implementation for refunds and cash-back transactions at the POS.

  The smart card itself can be used as a proof of purchase, replacing the need for a separate ticket and ticketing system, for example, on buses, trains or the lottery.

  Continuous debit which allows for transactions to occur in unattended environments involving, for example, fuel dispensing, telephony or Internet sales, with charges being debited from the card on a duration or volume basis.

  High speed processing-critical in applications such as transportation and access control.

  Restricted wallets that are required to implement certain applications such as pension and welfare distribution systems or specific funding initiatives such as canteen systems or transportation subsidies.

  Mutual authentication that allows two UEPS smart cards to identify each other and simultaneously establish a unique randomized transaction key pair.

  Multiple audit trails that ensure that all transactions effected are delivered to the UEPS host to provide complete system integrity. This feature, which is transparent to customers and merchants alike, is effective even in the event that the POS device is destroyed due to an accident, sabotage or vandalism.

  Off-line loading which allows funds to be distributed through existing infrastructures such as the postal service, telephones, cellular phones, newspapers or a digital certificate printed on an employee's pay slip.

  Biometric identification, in the form of fingerprint recognition, as an alternative to the traditional PIN.

  Multiple "wallets," which are configurable options on our smart card, that allow the cardholder to transfer funds between up to 255 wallets for the purpose of budgeting, saving, or earmarking funds for restricted or dedicated usage.

  Automatic credit facility that enables a client card to automatically credit one of its wallets with a pre-defined amount on a given date.

  Interest calculation that enables a client card to calculate the interest due on a savings wallet's outstanding balance at any point in time and to credit itself with the amount calculated.

  Morphing functionality that enables a UEPS smart card to take on the personality of the systems utilized by other terminal networks, thus providing inter-operability between systems that support different standards.

  Automatic debit facility that enables a UEPS smart card to invoke pre-defined debit orders whenever the card is activated.

  Pre-paid facility that enables a UEPS smart card to distribute value to utility meters such as water and electricity but which also provides a feed-back mechanism from such meters for later processing by the utility providers.

Our Products

               The functionality of our UEPS smart card technology supported by the card operating system we have developed, enables us to design, test and implement new products which, when used in association with each other, deliver complete solutions in the fields of government benefits distribution, wage distribution, banking, health care management, international money transfers, voting and citizen identification. The UEPS sold to clients is a platform with the potential to provide all of the products we sell, including social security, wage payments, canteen services, retail, fuel and transportation services. The following is a description of the stand-alone products available on our UEPS platform. All of the following products are currently available for use by our customer base and each of them, other than S2S Internet, S2S Transportation and S2S Money Transfers, are currently being used by customers.

               S2S Pension and Welfare. S2S pension and welfare helps enhance the participation of social security recipients in the economy of their countries. The system seeks to eliminate previous deficiencies and improve the lifestyles of all its users. Social security beneficiaries are issued with UEPS smart cards that allow for the digital storage of their biometric fingerprint templates, enabling beneficiaries to access their social security grants securely at any time or place. S2S pension and welfare makes use of an optical fingerprint sensor technology to capture and verify beneficiaries. The fingerprint reader is programmed to create a random cryptographic session between itself and the smart card presented, thus limiting the possibility of fraud associated with the storage and subsequent illegal replay of digital templates. Once registered, beneficiaries have access to all the functionality delivered by their UEPS cards such as retail spending and pre-paid facilities and automatically qualify for a range of affordable financial services including insurance and short-term loans.

               S2S Wage. S2S wage eliminates the need for cash through the introduction of electronic funds guaranteed by a financial institution. S2S wage removes cash at the source, normally being the place of employment, by allowing wages to be paid electronically, in either off-line or on-line environments, directly onto the UEPS smart card thereby removing the potential for fraud, crime and violence normally associated with cash payments. S2S wage can also increase productivity as little time is required to distribute electronic value when compared to cash pay packets and can substantially reduce the costs associated with the management, transportation, delivery and general handling of cash. S2S wage is ideal for employers that pay their staff in cash on a weekly, bi-weekly or monthly basis, and also for employees who do not qualify for or cannot afford traditional banking accounts.

               S2S Canteen. The process involved in providing meals to large numbers of workers can be extremely costly and complicated, especially when this function is partially or totally subsidized by the employer concerned. As a result, many organizations have outsourced this function to administrators who provide daily balanced meals to significant numbers of employees. S2S canteen allows employers or meal administrators to monitor and control employee meal subsidies by removing the need to distribute, collect and account for cash. This cashless environment is safer and enables faster processing at cash registers by eliminating the need to accept, count and handle cash resulting in an increase in productivity of the total workforce.

               S2S Retail. S2S retail has the primary function of transferring payments made for goods, services or cash dispensing, from a client smart card to a merchant smart card in a secure off-line manner. An audit trail of the transaction is created on both the client and merchant cards to guarantee system integrity. The transaction history file stored on a merchant card cannot be overwritten until it has been settled by using the Net1 off-line "milking" system or connecting on-line to the host. The milking system allows merchant cards to be settled off-line by allowing the transactions stored on these cards to be copied to the transaction file of the milking card. The milking card is then physically handed over to the central office in order for the host system to be updated or settled electronically through a communications data line if one is available. If none of these functions is possible at the time, the merchant can replace the merchant card with a new one. At the time of settlement, all transactions are stripped from the merchant card, aggregated and paid into the nominated bank account of the merchant. Merchants can select their smart card as their nominated bank account, in which case, the amount paid is added to the merchants' card thus eliminating the need for a conventional banking account.

               S2S Fuel. S2S fuel allows bulk fuel suppliers, large employers and fleet operators to load monthly or weekly fuel allowances onto employees' UEPS smart cards. A dedicated wallet is used for this implementation to ensure that these funds can only be accepted at participating fuel stations and can only be used for the payment of fuel and oil or other goods specifically allowed by the system managers. Employers are thus guaranteed that fuel allowances can only be spent on fuel purchases with balancing and reconciliation reports being supplied daily.

               S2S Distribution. S2S distribution is used to facilitate payments for goods delivered by wholesalers to merchants in both rural and urban environments. When the wholesale delivery is made, the wholesale merchant uses a battery operated POS device to debit the merchant's card and credit the wholesaler's card. This process is performed off-line and is completely secure. When the wholesaler delivery teams return to the depot, the day's transactions are settled to our system host and deposited into the selected bank account of the wholesaler. This is performed using an on-line electronic funds transfer device such as a POS or personal computer, or in the most underdeveloped or rural areas, by using our milking system or by going to a bank branch and manually settling the sales transactions.

               S2S Prepaid Utilities. S2S prepaid utilities allow for the transfer of prepaid units and information between facilities' providers and their metering devices such as water and electricity meters. Pre-pay water and/or electricity meters are installed into clients' homes to allow them to manage and budget for the cost of these municipal services. Clients load funds onto a wallet on their UEPS smart cards specifically reserved for pre-paid utilities. Whenever water or electricity is required, the client inserts the UEPS smart card into the appropriate meter. The meter selects the pre-paid wallet and the number of units purchased is loaded into the meter's memory. During the transaction, the meter also supplies usage information to the smart card which is transmitted to the Net1 host at a later stage. This information is then forwarded to the utility providers for statistical usage analysis.

               S2S Banking. Our S2S banking system enables traditional financial institutions to surpass the offerings of their competitors through the technological functionality provided by the UEPS solution. However, traditional financial institutions often use standardized banking packages that cannot easily be modified to accommodate the UEPS platform. S2S banking provides a virtual teller terminal interface that allows for seamless connectivity between the UEPS host system and any commercially available banking software. Once installed, financial institutions may issue UEPS smart cards without owning the infrastructure, modifying their systems or going through tedious implementation and pilot phases. Clients of these financial institutions can load funds from their existing bank accounts directly onto their smart cards using any POS terminals. The additional UEPS functionality becomes automatically available to all card users thus allowing the issuing institution a means of differentiating itself from competitors.

               S2S Internet Payment. S2S internet payments enable UEPS smart card holders to perform all UEPS functions on the Internet in a completely secure manner. The security provided is independent and additional to the standard products that are available to secure internet based transactions. The security is "end-to-end" and occurs between the client's smart cards and that of the service providers. The system is thus protected from attacks that can be launched when using insecure and open channels, devices and networks, such as personal computers and the worldwide web. The functions provided by our S2S internet payments system include an entire range of purchasing options as well as advanced facilities such as continuous debit which allows service providers to charge on a "pay as you use" basis, making it possible to sell, rent or allow access to databases on a time and/or volume basis. This product, which includes a flexible method for guaranteeing payments, allows a new approach to selling products over the internet.

               S2S Transportation. S2S transportation limits the possibility of theft by drivers or fare collectors and helps ensure that fares collected are banked, since the fares cannot be re-used for any other purpose. As a consequence of our full audit trail functionality, our system allows for groups of owners to form associations or co-operatives with significant purchasing power, enhancing their ability to negotiate discounts on maintenance services, fuel, insurance and new vehicles. The payment process is fast and does not require any customer authorization procedure apart from the presentation of the customer UEPS card. Speed of processing is mandatory in applications such as transportation to minimize queuing and maintain rigorous schedules. On long distance routes, where fares are of higher value, the funds can be stored in a PIN or biometric protected wallet.

               S2S Money Transfers. S2S money transfers are used for the transfer of international and local funds from benefactors to beneficiaries. The funds are loaded electronically and securely onto the beneficiary smart card using biometric fingerprint as the identification methodology. The card can then be used at POS devices by using PIN and/or biometric fingerprint verification. To receive funds from abroad, the beneficiary must first be enrolled onto our system. The benefactor simply needs the beneficiary's smart card unique serial number in order to perform the transfer instruction. The encryption security protocol used enables beneficiaries to receive funds load instructions from the benefactors through a third party or any insecure communication channel such as telephone, newspaper or any analogue or digital network. For local transfers, cardholders can transmit funds to each other by simply invoking the transfer function at the POS equipment. A transfer from one client to another can be performed in less than five minutes and can be loaded to the benefactor's card twenty-four hours a day, seven days a week. Any of our POS devices situated in restaurants, garages and hotels, for example, can provide the offline loading functionality for the beneficiary.

Our UEPS Platform

               The following diagram depicts how our UEPS platform is constructed.

               The UEPS sold to clients is a platform with the potential to provide all of the products we develop which, when grouped together, form complete systems serving the specific needs of various business segments. Depending on the requirements of a particular customer, we assist the customer in the set-up of its application which is tailored to provide only the products and services initially required, although the UEPS can later be updated to provide additional products. We outsource the hardware products we require, including smart cards, POS terminals, ATMs, PCs and back-end mainframes. However, we develop all of our application software modules on different hardware platforms allowing us to be hardware independent and providing our customers with the latest and most economical hardware solutions.

Scalability

               Our UEPS can be implemented in different environments, from small closed systems to national implementations. In closed system environments, the UEPS front-end equipment is personal computer based and can therefore be implemented at relatively low cost. In these instances, we provide the back-end system on a transaction fee basis, thus limiting the overall set up cost. This approach can also be used whenever larger implementations are required but where the customer prefers to focus on marketing and selling its products rather than initially concentrating on operating the back-end host system. The cost to entry can thus be greatly reduced as the operations can first become profitable before expending large amounts of capital. On the other hand, large governmental institutions, financial institutions or medical insurers typically prefer to maintain control over the entire payment system and therefore invest in a full system implementation. The time to launch these projects tends to be longer due to the time that is required to train the end-user to operate the system.

               Once a UEPS is installed on behalf of a customer, we believe that we are well positioned to benefit from the scalability of the system as minimal changes are required to be made to the application base for the system to manage significantly greater numbers of users. We can therefore provide additional smart cards while leveraging on the existing cost base in a market. In addition, we have a dedicated team of technicians and developers and an infrastructure capable of supporting a significant volume of customers and their transactions. As a result, we expect to benefit from economies of scale that pertain to increases in the number of products and services using the infrastructures we sell and/or implement.

Sources of Revenue

               Our business model allows us to generate revenue streams through the following areas:

  Hardware, software and related technology sales;

  UEPS transaction-based activities;

  UEPS-based financial services; and

  Equity participation.

               Each UEPS implementation allows us to earn revenue from the first tier of income streams, i.e. hardware, software and related technology sales to the fourth tier, namely equity participation, depending on our willingness to participate in the provision of financial services or our capital investment in the specific initiative. The first tier of income streams, hardware, software and related technology sales is derived from the installation of the infrastructure necessary to operate the UEPS and at least one of its intrinsic products. The second tier of income streams, UEPS transaction-based activitities, is obtained from ad valorem or fixed-rate fees charged for the processing of transactions that utilize the UEPS technology. The third tier of income streams, UEPS-based financial services, is directly linked to the provision of financial and other services facilitated by the UEPS platform such as earning interest on short term loans and the marketing and selling of insurance policies. The fourth and final tier of income streams is generated through our equity participation in the UEPS operator.

               We expect income from the first tier to be derived in the short term whilst the revenues generated from the subsequent tiers to take longer to mature as these are governed by the speed at which the business operator will develop its business plan. However, the total amount of revenue that can be generated is the smallest in tier one and increases throughout the tiers. The reason for this phenomenon is that as we move up through the tiers, we participate incrementally in all the business opportunities created by the UEPS and not only from the upfront and on-going hardware and software sales.

               See Item 7. for a summary of revenues per segment.

Hardware, software and related technology sales

               We have to date implemented UEPS systems in South Africa, Malawi, Ghana, Burundi, Rwanda, Mozambique, Latvia and the Commonwealth of Independent States. In implementing a system, we provide and install the hardware required to receive, allocate and forward transactions to the issuing financial institution, known as the UEPS switching infrastructure. The hardware includes both servers and storage capacity required for the processing, settlement and switching infrastructure as well as ATMs, POS terminals, fingerprint readers, personalization equipment and smart cards. We have relationships with various suppliers for our hardware including Stratus Technologies for the supply of high-end fault tolerant servers, SAGEM from whom we acquire POS terminals, cards, and fingerprint readers, ATMEL that supplies us with smart card microcontrollers, Xiring which provides us with pocket size battery operated personal readers or Personal Enquiry Terminals ("PETs"), De la Rue which supplies us with self service terminals and ATMs and many others.

               We also customize the UEPS software which includes the UEPS management system, the UEPS ATM and POS software and the UEPS applications software for the country specific requirements in which our client operates. All technology implementations include an element of support services as our programmers and technicians adapt or tailor the interfaces to our clients' existing infrastructure. Beyond the initial installation, we provide various ongoing services including the maintenance of the ATM and POS terminal base, the supply of additional hardware and smart cards, training, consulting and support services, and software development to address client-specific (but not necessarily UEPS) requirements.

               The Malawi contract was a significant breakthrough for us because it was the first time that an African central bank selected any smart card program for use as a national payment system. It was also the first use of the UEPS technology in a national switching environment which constitutes a system that allows for country-wide settlement of financial transactions between participating individuals or institutions and a central banking system using the biometric finger print identification methodology. The system provides solutions for both the banked and un-banked market segments of Malawi. To date, six financial institutions and British Petroleum (or "BP"), a bulk fuel supplier, have joined the system. A total of 200,000 smart cards, seven ATMs, and 350 POS terminals have been supplied and the issuance of smart cards is gathering momentum. The BP application was launched in April 2003 and is currently being deployed throughout Malawi. A total of 54 BP service stations have been equipped with the necessary POS equipment. The government of Malawi recently committed to pay the salaries of 150,000 government employees through the use of our smart cards.

               We continue to pursue opportunities to implement UEPS technologies internationally. We have been awarded a tender in Kenya to install a UEPS-based national health system requiring two million cards. The implementation of the tender has, however, been delayed due to the change of government in Kenya.

               We have a rolling contract with Nedcor relating to the outsourcing of their entire terminal management system, Stratus switching modules, software development, smart cards and terminal maintenance. We also supply hardware to Nedcor in the form of POS terminals and card readers.

               Where we own the switching infrastructure (as in South Africa), the initial installation of the payment system generally requires a significant investment. However, as we typically only implement systems where the initial application provides a critical mass of smart card holders, as with social security, the system can begin to generate transaction-based revenues at an early stage in its life cycle.

               Software and Usage licensing. We require the operators of UEPS software each to obtain a license, for which we charge an annual fee. Our licensing fees are based either on the number of cards issued by the system operator or its customers or the number of transactions processed on the system. We will also license entities that seek to operate specific applications that use FTS intellectual property or the combined FTS/UEPS payment system. We anticipate that the license fees for these licenses will include a combination of annual fees as well as transaction fees.

               Manufacture licensing. We also intend to license manufacturers to produce UEPS smart cards. We expect to collect a licensing fee for each card manufactured and to generate additional fees for access to product information and workshop materials. We also intend to license manufacturers of hardware of, among others, POS terminals and prepaid utility meter terminals, who wish to produce terminals capable of supporting FTS-based applications. We expect that fees for these manufacturer licenses will be charged in a variety of ways, including annual payments, per-terminal payments or transaction fees. Generally, the terminals used in connection with our payment system, unlike other payment systems, do not require a great deal of technology as the security process used by the payment system is managed in its entirety by the two smart cards involved in any given transaction. Manufacturers, therefore, can mass-produce low cost terminals for our payment systems. These potential revenues have now been limited to U.S.-based manufacturers, as the European FTS patent has been revoked. We do not currently have any material manufacturing licenses in place.

UEPS transaction-based activities

               Where we own and control the national UEPS switching infrastructure, as in South Africa, we levy a charge on each transaction processed by the system's infrastructure in a manner similar to the way banks levy a charge on each credit or debit card transaction. These charges include a processing fee in return for the processing of all transactions on behalf of our clients, including governments, micro-lenders, insurance companies, utility providers such as water and electricity and a technology fee in return for the usage of the intellectual property itself. In the event that the switch is not owned by us, we levy a technology fee only. As most of our implementations of payment systems and related services are associated with applications where value is regularly loaded onto the smart cards, we obtain a significant amount of our earnings from annuity-based income. Wage and social security payments are generally made at fixed times and therefore result in regular loading fees.

               Due to the limited number of services currently provided, almost all of the beneficiaries download the value onto their smart cards and then immediately withdraw the full amount as cash. Our revenue is therefore currently dependent on fees earned on the loading and redemption of value on the cards as well as the registration of beneficiaries rather than the provision of services.

               We use the UEPS to administer and distribute eight different social welfare grants in South Africa, including pensions, child grants and disability grants on behalf of the provincial governments. Provincial contracts are typically awarded for a period of three years, having a range between one and five years, with an option by the provincial government to extend the contract for two additional years. We currently hold five provincial government contracts, three of which are in the extension periods.

               We expect further growth in transaction fees derived from our existing businesses and customer base in the future. To date, social welfare beneficiaries in South Africa have not been able to transact significantly at merchants using the value stored on their smart cards and most beneficiaries withdraw the full value of the grant in cash. Our system has therefore not yet been exploited to its potential. With the current rollout of POS terminals at selected merchants, we expect an increasing number of beneficiaries to use their smart cards for transacting with merchants thereby realizing further benefit from our system. As smart card holders transact and debit the card of value, we will generate additional transaction fees, the aggregate value of which increases as the number of smart card holders increases. In addition, it has been well publicized that the South African government is accelerating its social security program to provide more South Africans with social security grants, in order to combat poverty. This will increase the number of our customers in South Africa and significantly increase the total value of social security benefits distributed and thus our potential to earn transaction fees.

               We expect significant growth in customer acquisition and transaction fees from new segments of the South African population that comprise those individuals that are employed but that do not have a banking account or cannot afford one. The size of this market is substantially larger than the pension and welfare market as it represents more than eight million South Africans. The average earning power of these targeted individuals is three to four times that of pensioners resulting in our ability to quadruple our average fee income per card issued. This is due to the fact that these individuals' disposable income is far greater than that of social security beneficiaries allowing us to offer a greater range of products from which we can derive income streams. For example, individuals in this income bracket spend more funds on food, have more debit orders, pay for both water and electricity, require larger loans and perform money transfers. Because our fees are normally based on "ad valorem" principles, the profitability of this market segment is therefore greatly increased as the amount of funds processed is larger and the cost of the infrastructure required remains constant. As we achieve penetration in this market segment, social security beneficiaries will also be able to utilize this infrastructure resulting in further cost savings for us in the pension and welfare business. Economies of scale will result, further increasing the profit margins of our existing businesses. Further market penetration can then be achieved at incremental cost resulting in even greater profit margins. The initial markets we are focusing on include the farming communities, the motor manufacturing industry, the textile industry and the payment of salaries and wages to government employees such as policemen, teachers, nurses and other public servants.

UEPS-based financial services

               As a consequence of not having access to traditional banking facilities, the un-banked and the under-banked populations have no access to services from any formal financial institutions, such as short to medium term loans, burial insurance and medical insurance. To meet these needs, we provide our smart card holders with short-term micro-loans and insurance products from which we generate interest income and commissions respectively. While the provision of these services is ancillary to our core competence, we will selectively provide these services in the event that we have the necessary resources and the returns are commensurate with the risks taken. Our strategy is to implement our technology in as many business fields as possible. To achieve this objective, we often find it necessary to enter directly into a specific business area to demonstrate how our technology can enhance its profitability. We accomplish this function by a) acquiring an existing business which we believe could benefit from our technology, b) changing the business processes of the business to incorporate our technology, c) implementing our technological solutions and d) demonstrating the effects of our technology on the bottom line of the business. Once this is achieved, we either promote our technological solutions to businesses of the same nature or/and we continue to grow the business unit for our own benefit. We therefore can generate revenue from either technology sales, the business itself, or both.

               Traditional Micro-lending. We operate a traditional micro-finance business in South Africa with more than 100 branches under the New World Finance and Moneyline brand names. This business extends cash loans for periods ranging from 30 days to up to 3 months, with the majority of loans being 30-day loans. The average interest rates charged to customers are 18-30% per month. These businesses operate on our Milpay Pay System, or MPS, of which more than 1,000 have been sold to the industry. The system is unique in that it enables the micro-lender to set up a salary budget account, or SBA, for the client into which the employer deposits employees' net salaries. The SBA allows loan deductions that are pre-authorized by the clients to be electronically transferred to the lending parties. This ensures that loan repayments are made every month and substantially lowers bad debt provisions, which provides an overall benefit to the micro-lender.

               The MPS module is linked to the National Loans Register, a database of micro-lending customers with existing loans, which was established by the Micro Finance Regulatory Council of South Africa to encourage responsible lending by micro-lenders and prevent customers from overextending themselves. The module also ensures that loans are not granted to persons with existing loans. In addition, payment slips are checked for other deductions before an affordability and lifestyle score are given to the potential customer. Based on these scores, the decision to grant a loan is made at the branch level.

               We believe that marketing this system to an entire industry is the first step to introducing our UEPS smart card technology in this market segment whereby the SBA will be replaced by one of the electronic wallets provided by our UEPS smart card. This scenario will replace traditional banking accounts and eliminate their inherent costs resulting in the banking of many more people that can then be provided micro-loans at minimal risk. The UEPS smart card can then be used to automatically calculate what loan, if any, can be offered to the cardholder without relying on complex scoring procedures and human intervention. This breakthrough could generate substantial new income streams for us as the technology becomes more universally implemented.

               Towards the end of 2001, we implemented this new methodology though our own initiative which targeted social welfare beneficiaries, utilizing our issued base of smart cards as a delivery channel. The products are marketed under various brands by our empowerment partners in the various provinces and include micro-loans, insurance and food parcels. This service has been implemented in KwaZulu-Natal under the StarChoice brand name and in the Northern Cape under the Smart Life brand name. We currently have approximately 85,000 customers in these two provinces. Under the various brand names, we grant loans on which we earn interest and we market insurance policies on behalf of insurers for which we collect both a commission (for the sale of a policy) and a fee (for the monthly premium deduction). Going forward, we plan to grow and develop this business under different brands by launching new products and by introducing the service into the other provinces where we administer social welfare grants.

Equity participation.

               We have demonstrated in our South African operations that the increase in profitability of the businesses which apply our technology is much greater than the profit that we can generate from either the sale or the licensing of our technology. In some cases, the rise in the profitability of the businesses which implement our technology can be significant when compared with their initial performance. This is due to the fact that our technology can often be used to a) substantially reduce the costs associated with the existing business by minimizing its risks and simplifying its administration processes and b) by opening up new and untapped market segments which could not be accessed prior to the implementation of our technology. In addition, our technology can facilitate new business ventures which could not be implemented due to the lack of a technological solution which we can now provide. In these instances, it is difficult for us to derive income streams that are commensurate with the success of the new ventures. To alleviate this impasse, we shall in certain circumstances, take up an equity stake in new or existing ventures to ensure that we profit from our technology to the fullest extent.

               This strategy will ensure that we a) can be flexible in the pricing of our technological solutions, b) influence the business to utilize our technology to its full extent, c) share in the total profit of the business, d) continue to generate technology and licensing fees and e) profit in the upside that can be realized in the equity value of the underlying business. We believe that our equity holdings will ensure that we continue to supervise the adequacy and applicability of our technological solutions in different business segments and facilitate the growth of our technological footprint around the world

Competition

               In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, we have identified a number of other products currently being produced that use smart card technology in connection with a fund transfer system. These include Mondex, Proton and EMV (which is being promoted by Visa, MasterCard and Europay). In South Africa, and specifically in the payment of social grants, our competitors also include

Allpay, which is responsible for social welfare payments in the Free State, Gauteng, and Western Cape provinces and a small portion of the Eastern Cape, and Empilweni which is responsible for payments in the Mpumalanga province.

Research and Development

               The Company's business activities and product offerings depend on its proprietary UEPS software. As a result, we have a large group of software engineers and developers who are constantly revising and improving the core UEPS software. We account for the development cost of software intended for sale in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, the Company did not capitalize any development costs in fiscal 2003 or fiscal 2002, particularly because the main part of our development is the enhancement and upgrading of existing products.

               We account for the costs to develop software for internal use by the Company in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), issued by the AICPA. SOP 98-1 requires these costs to be expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

               A significant amount of judgment is required to separate research costs, new development costs and ongoing development costs based as the transition between these stages. A multitude of factors need to be considered by management, including an assessment of the state of readiness of the software and the existence of markets for the software. The possibility of capitalizing development costs in the future, within the criteria set by SFAS 86 or SOP 98-1, may have a material impact on the group's profitability in the period when the costs are capitalized, and in subsequent periods when the capitalized costs are amortized.

Intellectual Property

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

               As a result of this ruling, we will not be able to collect any patent royalties in the European Union. However, our business plan and forecast do not account for such royalties as a source of revenue in the medium to long-term, as the key to our operations in Europe is based on our know-how and ability to exploit the technology rather than on its proprietary right. Accordingly, while we are disappointed in this ruling, it has not and is not expected to have a material adverse effect on us in the medium or long-term.

               The FTS patents in South Africa, Botswana, Namibia and Swaziland were granted on September 25, 1991, March 9, 1993, April 7, 1993 and December 9, 1992, respectively. These patents remain in full force and effect, and we are not aware of any challenges to their enforceability.

               The FTS patent in the United States was granted on December 29, 1992. A reissue patent was granted under number Re.36,788 on July 25, 2000. It currently remains in full force and effect, and we are not aware of any challenges to its enforceability.

ITEM 2. PROPERTIES

               The Company does not own any administrative or manufacturing facilities. The Company leases properties throughout the Republic of South Africa ("RSA") and its corporate head office is located in Johannesburg. All our RSA wholly owned subsidiary corporate head offices are located at the same address. Our subsidiaries lease one manufacturing facility (relating to the UEPS transaction-based activities segment) and 162 depots (52 relating to the UEPS transaction based activities segment and 110 relating to the UEPS-based financial services segment) throughout the RSA. The leases expire at various dates through to the year 2007.

ITEM 3. LEGAL PROCEEDINGS

               There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               A special meeting of shareholders of the Company was held on May 27, 2004. At the meeting stockholders were asked to:

1. authorize an amendment to Net1's articles of incorporation to (a) increase Net1's authorized shares of common stock, par value US$0.001 per share, from 100,000,000 to 500,000,000 shares, par value US$0.001 per share, to allow for additional shares of common stock of Net1 to be issued in connection with the proposed transactions, (b) increase Net1's authorized shares of preferred stock, par value US$0.10 per share, from 3,000,000 to 300,000,000 shares of preferred stock, par value US$0.10 per share, to allow for a sufficient number of shares of preferred stock to be issued in connection with the Aplitec acquisition, and (c) modify the par value of the shares of preferred stock that may be issued by Net1 from US$0.10 per share to US$0.001 per share;
2. authorize the issuance and terms of 192,967,138 shares of special convertible preferred stock of Net1 in connection with the Aplitec acquisition;
3. authorize the issuance of 105,661,428 shares of common stock of Net1 to the Brait Consortium, through its representative, SAPEF III International G.P. Limited, in exchange for a capital contribution of US$52.8 million;
4. approve the 2004 Stock Incentive Plan; and
5. act upon such other business as may properly come before the meeting or any adjournment or postponement of the meeting.

No shareholders were present in person at the meeting held on May 27, 2004. Proxies for 13,575,022 of the total outstanding shares of 15,852,856 were received from shareholders and thus in terms of the bylaws of the company a quorum was present. The vote was certified by the Inspector of Election on May 27, 2004.

The following is a summary of the results of the voting related to the matters described above:

Matter
described					Broker
above	For	Against	Withheld	Abstentions	non-votes	Total
1	13,575,018	4	-	-	-	13,575,022
2	13,575,018	4	-	-	-	13,575,022
3	13,575,018	4	-	-	-	13,575,022
4	13,575,018	4	-	-	-	13,575,022

There was no other business that came before the meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

               There is currently limited public trading of Net1's common stock on the OTC Bulletin Board under the symbol NUEP. As of August 31, 2004, the price per share of Net1's common stock quoted on the OTC Bulletin Board was US$1.25 per share and, there were 66 shareholders of record of our common stock. The Company's common stock traded on the Pink Sheets of the National Quotation System under the symbol NUEP from February 2000 to mid-December 2000. In mid-December 2000, the Company's common stock again traded on the OTC Bulletin Board as the Company complied with the OTC Bulletin Board Eligibility.

               The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

Period	High	Low
Quarter ended September 30, 2002	US$1.20	US$0.90
Quarter ended December 31, 2002	US$1.30	US$0.90
Quarter ended March 31, 2003	US$1.30	US$0.95
Quarter ended June 30, 2003	US$2.12	US$1.06
Quarter ended September 30, 2003	US$2.40	US$1.90
Quarter ended December 31, 2003	US$6.80	US$2.22
Quarter ended March 31, 2004	US$10.00	US$5.32
Quarter ended June 30, 2004	US$10.15	US$1.92

               Net1's transfer agent is Bank of New York, located at One Wall Street, New York, New York, 10286. The Bank of New York is the transfer agent for the common stock and the special convertible preferred stock.

               Net1 has not paid any dividends on its shares of common stock since its incorporation and presently intends to retain future earnings to finance the expansion of business. Net1 does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

               As authorized by matter 3 in Item 4. above, 105,661,428 shares of common stock were issued to the Brait Consortium at an issue price US$52.8 million (US$0.50 per common share). The Brait Group exercised its option to receive 5,000,000 shares of common stock at a price of US$0.50 per share as part consideration of its transaction fees. These shares were issued and exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) of that Act.

               During June 2004, Net1 issued 8,720,936 shares of common stock to employees as stock awards for no consideration, and issued 8,720,936 options to purchase shares of common stock at US$0.50 per share.

Special Convertible Preferred Stock

               As authorized by matter 2 in Item 4 above, 192,967,138 special convertible preferred shares were issued in June 2004. These shares rank:

  on parity, without preference and priority, with Net 1's common stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of Net 1; and
  junior in preference and priority to each other class or series of preferred stock or other equity security of Net 1 under terms that may be determined by the board of directors to expressly provide that such other security will rank senior in preference or priority to the special convertible preferred stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of Net 1.

Conversion of Special Convertible Preferred Stock to Common Stock

               Special convertible preferred stock is convertible into shares of common stock on a one-for-one basis upon the occurrence of a trigger event, which is defined as any one of the following events: (i) notification by the reinvesting Aplitec shareholder of the intention to convert some or all of such holder's units in the South African Trust; (ii) the abolition or relaxation of Excon regulations such that South African residents would be permitted to directly hold shares of non-South African companies; or (iii) the liquidation, insolvency or other winding up of either New Aplitec or Net1. In exchange for each share of special convertible preferred stock that is converted, Net1 will receive:

  1.228070 New Aplitec B class shares; and
  such holder's interest in the New Aplitec B Class Loan accounts, which is equal to (A) the aggregate principal amount of New Aplitec B Class Loans, plus any accrued interest, minus any repayment or previous transfer of New Aplitec B Class Loans to Net 1, divided by (B) the number of New Aplitec B class shares outstanding at such time.

               No fractional shares of common stock shall be issued upon conversion of the special convertible preferred stock, unless Net 1's board of directors shall otherwise determine to issue fractional shares. In lieu of fractional shares, Net 1 will pay cash equal to such fractional amount multiplied by the fair market value per share of common stock on the date of conversion. If more than one share of special convertible preferred stock is being converted at one time by the same holder, then the number of full shares issuable upon conversion will be calculated on the basis of the aggregate number of shares converted at that time.

               Net 1 will reserve and keep available out of its authorized but unissued shares of common stock the full number of shares of common stock deliverable upon the conversion of all outstanding special convertible preferred stock.

               Upon conversion, all rights with respect to shares for special convertible preferred stock will cease. Converted shares will be cancelled and have the status of authorized but unissued preferred stock, without designation as to series until such shares are once more designated as part of a particular series by the board of directors.

Summary of Investor Rights(*)

	Net 1 Common Stock	Net 1 Preferred Stock	New Aplitec B Class Shares (stapled to B Class Loans)
Voting Rights	One vote per share	One vote per share	Can only vote on matters that impact holders' rights to receive dividends from New Aplitec
Transfer Restrictions	None	Shares are transferred in connection with a "trigger event."	Same as Net 1 Preferred Stock
Net 1 Dividend Rights	No dividend restrictions	Preferred Stock are not entitled to dividends attributable to income from a South African source
B Class Shares are entitled to a pro rata amount of all dividends paid by New Aplitec to Net 1. This dividend right means that the Aplitec reinvesting shareholders are in the same position as Net 1 with respect to dividend distributions by New Aplitec, subject to US taxes at the Net 1 level.

Preference in the event of the liquidation of New Aplitec	No liquidation preference	Upon a liquidation of New Aplitec, Net 1 Preferred Stock is automatically converted into Net 1 Common Stock and, therefore, it has no liquidation preference	Liquidation of New Aplitec is a "trigger event," pursuant to which the B Class Shares automatically convert into Net common stock. Therefore, the B Class Shares have no liquidation preference

* - refer to the Umbrella Agreement, dated November 10, 2003, includes as Exhibit 2.8 for full details of investor rights.

ITEM 6. SELECTED FINANCIAL DATA

               The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of the Company for the fiscal years ended June 30, 2004, 2003 and 2002 and the consolidated balance sheet data as of June 30, 2004 and 2003 have been derived from Net 1 U.E.P.S. Technologies, Inc. audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002, 2001 and 2000 have been derived from Aplitec's audited consolidated financial statements which are not included in this Annual Report on Form 10-K

Consolidated Statements of Operations Data
(in US$ thousands, except per share data)

	Year Ended June 30
	2004	2003	2002	2001	2000
Revenue	131,098	74,924	51,793	73,243	68,355
Cost of goods sold, IT processing, servicing and support	39,134	25,935	14,170	21,983	20,568
General and administrative charges	39,677	26,399	21,637	36,779	33,754
Depreciation & amortization	5,676	3,323	3,128	3,672	4,753
Reorganization costs	11,113	-	-	-	-
Operating income	35,478	19,267	12,858	14,641	14,083
Interest, net	3,640	2,600	1,381	1,443	1,419
Income before taxes	39,118	21,867	14,239	16,084	15,503
Income tax expense	25,927	9,473	5,554	7,100	4,337
Net income before earnings from equity accounted
investment, extraordinary item and cumulative
effect of an accounting change	13,191	12,394	8,685	8,984	11,166
Net income attributable to common stockholders (1)	13,278	13,117	8,518	8,069	7,557
Net income per share attributable to common stockholders:
Basic (cents)*	6.6	6.8	4.5	4.4	4.7
Diluted (cents)*	6.4	6.8	4.5	4.4	4.4
Cash dividend per share (cents) (2)	18.5	2.0	1.3	-	-

* the basic and diluted earnings per share and cash flow per share have been restated as a result of transaction described in notes 1 and 10 to the financial statements.
(1) Net income attributable to common stockholders for 2003 includes an extraordinary item of $0.9 million and the results of a change in accounting policy of $0.3 million as a result of the adoption and application of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.
(2) the cash dividend per share has been restated as a result of the transaction described in note 1 and 10 to the financial statements. The cash dividend per share for 2004 has been calculated based on 192,967,138 Aplitec shares and represents the dividend paid to shareholders of Aplitec as a result of the transaction.

Additional Operating Data:
(in US$ thousands)

	Year ended June 30,
	2004	2003	2002	2001	2000
Cash flow from operating activities	41,895	17,644	11,753	19,005	12,677
Operating income margin	27%	26%	25%	20%	21%
Capital expenditures	2,802	6,712	1,919	3,640	3,460

Consolidated Balance Sheet Data:
(in US$ thousands)

	Year Ended June 30,
	2004	2003	2002	2001	2000
Cash and cash equivalents	80,282	54,313	32,150	27,033	10,172
Total current assets	117,412	78,705	45,480	43,163	33,628
Total assets	152,632	98,359	56,496	59,575	49,776
Total current liabilities	47,831	19,861	10,178	9,929	14,537
Total debt	252	-	-	-	751
Total stockholder's equity	95,558	70,504	41,724	45,033	33,490

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following is management's discussions and analysis of the financial position and results of operations of the Company. The following discussions and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Form 10-K.

Overview

               On June 7, 2004, the Company completed, from a legal perspective, the acquisition of Aplitec. Subsequent to the completion of the acquisition, 99.2% of Aplitec shareholders elected to reinvest in the Company. As a result, Aplitec is deemed to be the accounting acquirer of the Company. From an accounting perspective, June 7, 2004 is considered to be the consummation date of the reverse acquisition, as this was the date when the acquisition was completed. Therefore these management discussions and analysis analyze the activities of Aplitec for the year under review, with the activities of the Company included from June 7, 2004.

               The Company, through its subsidiaries, employs specialized smart card technologies utilizing the UEPS to add efficiency to a myriad of commercial activities that involve banking and payment systems, money transfers and other electronic data applications. Our mission is to provide a secure, universal and affordable transacting system, utilizing existing infrastructures, which will provide people, regardless of income with access to services and goods that were previously unattainable. Access to these goods and services should result in improved lifestyles and provide access to new, low risk and profitable markets for suppliers that use our systems.

Introduction

Our business generates revenues from four inter-related but independent activities or segments, namely: UEPS transaction-based activities, UEPS-based financial services, Hardware, software and related technology sales, and Corporate eliminations.

               Through our subsidiaries, we are involved in the administration, management and payment of social welfare grants on behalf of provincial governments in five of the nine provinces of South Africa.

               Our UEPS-based financial services activities include the provision of financial services to social grant recipients through our smart card delivery channel. We also operate a traditional micro-lending business with more than 100 branches located throughout South Africa.

               Through our Hardware, software and related technology sales activities, we provide customers with the technological solutions which they require to operate all, or portions of the UEPS.

               Corporate consists of head office activities that cannot be allocated to other activities as well as accounting adjustments that do not relate to the other activities, as well as inter-company eliminations.

The Company currently employs 2,088 persons.

UEPS transaction-based activities
               This segment consists primarily of our contracts to distribute social welfare payments in South Africa through CPS, its primary operating subsidiary. CPS utilizes the UEPS technology to administer and distribute social welfare grants in five of South Africa's nine provinces. South African social welfare grants consist of eight different grant types, including social security, child support and disability grants. Provincial contracts are typically awarded for a period of three years, with an option by the provincial government to extend the contract for an additional two years. The current status of these contracts is:

	Contract Expiration		Number of Beneficiaries
	Date (Including	Further Possible	Paid by CPS (as of 30
Province	Extensions Granted)	Extensions	June 2004)
Eastern Cape	November ‘05	2 years	537,710
KwaZulu-Natal	December ‘04	Negotiable	1,301,334
Limpopo	November ‘06	2 years	840,320
Northern Cape	December ‘05	Negotiable	121,687
North West	June ‘05	Negotiable	265,530
Total			3,066,581

               We currently have approximately 45% of the market share in South Africa for the distribution of social welfare grants (including grants distributed by the South African Post Office and the formal banking sector).

               A smart card-based biometric (fingerprint) identification system is used to verify beneficiaries and effect payments of social welfare grants onto individual smart cards, with each card enacting as an account for the beneficiary. The beneficiary then has the choice of either converting the electronic value to cash using automated cash dispensers or effecting electronic payments through the smart card for a range of services such as the purchase of goods, loan repayments and insurance premium payments. The system's biometric verification and audit capabilities effectively combat the risks of fraud and theft traditionally associated with cash.

               Historically, due to the limited number of services available, almost all of the beneficiaries downloaded the value onto their smart cards and then immediately withdrew the full amount as cash. Our revenue has therefore been limited to fees earned on the loading and redemption of value on the cards as well as the registration of beneficiaries rather than the provision of services. We are, however, aggressively expanding the services available to beneficiaries and the revenue earned by us from the provision of transactional services (such as debit orders, point of service spending and money transfers) will increase accordingly in the future. The direct costs associated with the existing activities are primarily cash handling costs such as security, transport of cash, banking fees and insurance. Fixed costs consist of salaries and property rental.

UEPS-based financial services
               Provision of smart card accounts. As described in UEPS transaction-based activities above, we provide a smart card UEPS-based account to all social welfare beneficiaries in the five provinces where CPS delivers a service. A portion of the fee earned for the delivery of the service is for the provision of the UEPS account and is therefore classified as a UEPS-based financial service. The fixed costs associated with the provision of these accounts are primarily the depreciation of the computer equipment and salaries associated with the operation of these accounts.

               UEPS-based lending. Towards the end of fiscal 2001, we developed a suite of financial services targeted at social welfare beneficiaries, utilizing our issued base of UEPS smart cards as a delivery channel. The products are marketed under various brands by our empowerment partners in the various provinces and include micro-loans, insurance and food parcels. This service has been implemented in the KwaZulu-Natal under the StarChoice brand name and in the Northern Cape under the Smart Life brand name. We plan to grow and develop this business by launching new products into the provinces in which we administer social welfare grants.

               Traditional Micro-lending. We operate a traditional micro-finance business, with more than 100 branches throughout South Africa, under the New World Finance and Moneyline brand names. These branches extend short-term loans for periods ranging from 30 days up to 3 months, with the majority of loans being 30-day loans.

               These businesses operate on our Milpay Pay System, or "MPS", which is also marketed to third party micro-lenders. The system is unique in that it enables the micro-lender to set up a "salary budget account", or "SBA", for the client into which the employer deposits an employee's net salary. The SBA can be either a traditional bank account with any banking institution or our smart card. The SBA allows a loan deduction, which is pre-authorized by the client, to be electronically transferred to the authorized party. This ensures that loan repayments are made every month and substantially lowers the risk of bad debts. The remaining sum can then be retained in the bank account or smart card, or transferred to another account. The MPS includes a credit-vetting module that is linked to the South African National Loans Register. This ensures that loans are not granted to people with existing loans. In addition, payment slips are checked for other deductions before an affordability (i.e. loan as a percentage of net income) and lifestyle score are given to the potential customer. Based on these scores, the decision to grant a loan is made at the branch level.

Hardware, software and related technology sales
                We have developed a range of technological competencies to service our own internal needs and to provide links with our client enterprises. Technology sales refer to the supply of the hardware and software required to implement our UEPS. We have, to date, implemented our UEPS in Malawi, Ghana, Burundi, Rwanda, Mozambique, Zimbabwe, Latvia and the Commonwealth of Independent States.

               When a UEPS system is implemented in a country, we normally provide the hardware for the back-end switching and settlement system, customize the UEPS software to suit the local conditions (UEPS management system, ATM integrations, POS integration), customize the applications suite for the client's specific requirements (e.g. banking, retail, wage payment) and supply the smart cards terminals and all other UEPS related equipment. All technology sales include an element of support services as programmers and technicians need to adapt or tailor interfaces to the client's existing systems. Ongoing ad hoc services, including maintaining smart card equipment, consulting and support services, and software development are provided to these clients who pay for these services as and when delivered.

               A major local customer serviced by this division is Nedcor, one of South Africa's largest banks by asset size. We have an arrangement with Nedcor relating to the outsourcing of its entire terminal management system, Stratus front-end switching modules, software development, smart cards and terminal maintenance. We also supply hardware to Nedcor in the form of POS terminals and card readers.

Corporate/Eliminations
               This segment consists of any corporate / head office activities and accounting adjustments that can't be ascribed directly to any of the other segments, as well as any inter-segment eliminations.

Results of Operations

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

Executive Summary

               There are two critical factors that had a significant impact on the consolidated results for fiscal 2004 as presented elsewhere in this document:

  The reorganization costs associated with the acquisition of Aplitec; and

  The impact of the fluctuation in the exchange rate between the South African Rand (ZAR) and United States Dollar (US$).

Reorganization costs
               The total reorganization costs incurred by the Company in terms of the acquisition of Aplitec during fiscal 2004 amounted to US$ 11.13 million. The full amount of these transaction costs was expensed during fiscal 2004. In addition, certain taxes had to be paid to the South African Revenue Services as a result of the acquisition of Aplitec, which amounted to US$4 million. These taxes are included in the income tax expense line in the statement of operations and relate primarily to Capital Gains Tax paid as a result of the transaction. The consolidated net income and earnings per share therefore includes the full effect of these reorganization costs and taxes. If these once-off reorganization costs and taxes are disregarded, the net income after taxes for the group would have amounted to US$28.4 million and the basic earnings per share (for common stock and convertible preferred stock) would have amounted to US$0.14.

ZAR /US$ exchange rate
               During fiscal 2004, the ZAR (the functional currency of the Company), appreciated significantly against the US$ (the reporting currency of the group) in comparison with fiscal 2003, as demonstrated by the following table and graph:

	Fiscal 2004	Fiscal 2003
ZAR: US$ average exchange rate	6.90013	9.05678
Highest rate during year	7.803	12.33
Lowest rate during year	6.0576	6.99
Rate at year end: 30 June	6.275	7.47

Combined effect of reorganisation costs and exchange rate fluctuation

               The effect of the reorganization costs and taxes (Capital Gains Tax ("CGT") and the appreciation of the ZAR : US$ exchange rate is demonstrated in the table below, where certain financial data for both fiscal 2004 and fiscal 2003 have been restated using a common exchange rate of US$ 1.00 = ZAR 7.00. Please refer to "Use of non-GAAP financial information" below for further discussion on these measures.

	Fiscal Year ended June 30,
			2004		2004
			restated at		restated at
			US$1=ZAR 7,		US$1=ZAR 7,
			including	2003	excluding	2003
	2004	2003	reorganization	restated at	reorganization	restated a
	Audited	Audited	costs and taxes	US$ 1=ZAR 7	costs and taxes	US$ 1=ZAR 7
	(In thousands of US$ , except per share data)

Statement of Operations

Revenue	131,098	74,924	129,567	96,939	129,567	96,939
Operating income	35,478	19,267	35,064	24,928	46,067	24,928
Net Income for the year	13,278	13,117	13,123	16,971	28,091	16,971
Income Taxes	25,927	9,473	25,624	12,256	21,659	12,256
Basic earnings per
common share
- weighted shares	6.60	6.80	6.52	8.80	13.94	8.80
- all shares issued	n/a	n/a	4.00	8.80	8.56	8.80
Basic earnings per special
convertible preferred
share
- weighted shares	6.60	6.80	6.52	8.80	13.94	8.80
- all shares issued	n/a	n/a	4.00	8.80	8.56	8.80
Diluted earnings per
common share	6.40	6.80	6.33	8.80	13.51	8.80
Diluted earnings per
special convertible
preferred share	6.40	6.80	6.33	8.80	13.51	8.80

Balance Sheet
Total assets	152,632	98,359	136,824	104,963	137,682	104,963
Total liabilities	57,044	27,855	51,136	29,725	42,327	29,725
Shareholders' equity	95,588	70,504	85,688	75,238	95,355	75,238

Use of non-GAAP financial information

Certain non-GAAP measures were used in compiling the table above to evaluate our operations for fiscal 2003 and fiscal 2004. These are:

  The fiscal 2003 and fiscal 2004 results were restated at a constant exchange rate of US$ 1.00 = ZAR 7.00. This exchange rate was elected for demonstrative purposes as the underlying exchange rate used when the re-investment offer was made to the Aplitec shareholders was at the rate of US$ 1.00 = ZAR 7.00. The average exchange rates for these periods for GAAP purposes are US$ 1.00 = ZAR 6.91825 for fiscal 2004 and US$ 1.00 = ZAR 9.05678 for fiscal 2003. The difference between the GAAP and non-GAAP measure is apparent from the table above.
  The reorganization costs of US$ 11.1 million and taxes related to the reorganization amounting to US$4 million in fiscal 2004 were excluded against our reported numbers in one of the columns of the table above to demonstrate the impact of this significant event, which we do not anticipate to recur in the foreseeable future.
  Basic earnings per common share for all shares issued and basic earnings per special convertible preferred share for all shares issued have been calculated using the full number of shares in issue to illustrate the effect of all shares that have been issued to date, as a large number of these shares were issued shortly before fiscal year end 2004. The number of shares used for the calculation of both these earnings per share numbers is 328.2 million shares, compared to the weighted number of shares used for US GAAP purposes of 201.5 million shares.
Results of Operations – overall and by segment

               We report our results in the following four segments: UEPS transaction-based activities, UEPS-based financial services, Hardware, software and related technology sales, and Corporate/ Eliminations. Our management prepares financial statements for management purposes in ZAR, and our chief operating decision-maker evaluates the segment performance using ZAR. For purposes of meaningful analysis, we have provided certain amounts in both ZAR and US$. Unless otherwise noted, the rates of exchange used in determining these US$ amounts were:

	Fiscal 2004	Fiscal 2003
Income and expense items: US$ 1 = ZAR	6.91825	9.05678
Balance sheet items: US$ 1 = ZAR	6.27500	7.47000

Revenue and Operating Profit

               Revenue comprises sales to customers, fees and interest earned on loans granted. Operating profit takes into account cost of IT processing, servicing and support, selling, general and administrative expenses, depreciation and amortization, and reorganization charges. For fiscal 2004, consolidated revenue and operating profit increased as follows:

	Fiscal Year Ended June 30,
	2004	2003		2004	2003
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change

Revenue………	898,768	678,568	32.5	131,098	76,350	75.0
Operating Profit…	242,979	174,503	39.2	35,478	19,267	84.1

               The increase in revenue and operating profit is primarily due to higher volumes in our UEPS transaction-based activities and UEPS-based financial services. The increase in operating profit margin from 25.7% in fiscal 2003 to 27% is primarily due to improved efficiencies across all activities, as well as a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape Province, which was in establishment phase during fiscal 2003. Despite the significantly higher volumes across our businesses, employee costs, which is our largest single expense, increased by 8.9% compared to fiscal 2003 from ZAR 138.3 million (US$ 15.3 million) to ZAR 150.6 million (US$ 22.0 million).

The relative growth in revenue and the contributions of our business activities to operating profit are illustrated below:

	Fiscal year ended June 30,
	2004			2003
	ZAR	US$	% of	ZAR	US$	% of
Business Division	‘000	‘000	total	‘000	‘000	total
Consolidated revenue:
UEPS transaction- based activities	567,910	83,275	63.5	386,100	44,058	57.7
UEPS-based financial services	298,994	43,217	33.0	245,959	27,157	35.6
Hardware, software and related
technology sales	31,864	4,606	3.5	46,509	5,135	6.7
Total consolidated revenue	898,768	131,098	100.0	678,568	76,350	100.0

Consolidated operating profit:
UEPS transaction- based activities	172,360	24,855	70.9	79,426	8,770	45.5
UEPS-based financial services	130,295	18,789	53.7	92,418	10,204	53.0
Hardware, software and related
technology sales	8,525	1,229	3.5	6,162	680	3.5
Corporate/Eliminations	(68,201)	(9,395)	(28.1)	(3,503)	(387)	(2.0)
Total consolidated operating profit	242,979	35,478	100.0	174,503	19,267	100.0

UEPS transaction-based activities
Revenue and operating profit from UEPS transaction-based activities increased as follows for fiscal 2004:

	Fiscal Year Ended June 30,
	2004	2003		2004	2003
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change

Revenue	567,910	386,100	47.1	83,387	42,623	95.6
Operating Profit	172,360	79,426	117.0	24,855	8,770	183.4

This was due to the following key drivers in our social welfare grant payments activities:

•            Full operation of Eastern Cape contract: The implementation of our social welfare grant payment system in the Eastern Cape Province became fully operational in fiscal 2004, which dramatically increased the number of benefits processed during the year to 5,482,237 transactions, compared with 1,050,833 in the prior fiscal period.

•            Significantly higher volumes in existing contracts: We experienced significant growth in most of the other provinces where we administer payments of social welfare grants. This growth is mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants. In total, the volume of payments processed during fiscal 2004 increased by 43% to 33,439,462 compared to the same period in fiscal 2003.

•            Annual price increase adjustments: Under our Service Level Agreements with provincial governments, we are entitled to annual price increases based upon factors such as average grant size, volumes and the South African Consumer Price Index, or "CPI" rates.

The higher volumes in existing contracts, as well as the price increases relative to fiscal 2003, are detailed below:

Year ended June 30,
			Average price per payment
	Number of Payments		2004	2004	2003	2003
Province	2004	2003	(ZAR ) (1)	(US$ ) (1)	(ZAR ) (2)	(US$ ) (2)
KwaZulu-Natal	14,037,541	11,125,544	18.26	2.66	15.82	1.80
Limpopo	9,402,141	7,435,326	13.98	2.04	12.64	1.45
North West	3,127,808	2,940,723	16.09	2.35	15.99	1.82
Northern Cape	1,389,735	1,180,735	20.97	3.05	20.07	2.27
Eastern Cape	5,482,237	1,050,833	13.91	2.03	14.41	1.64
Total	33,439,462	23,733,161

(1)	– The average price per payment excludes R5.50 ($0.7) related to the provision of UEPS-based financial services.

(2)	– The average price per payment excludes R5.00 ($0.7) related to the provision of UEPS-based financial services.

               The operating profit margin of our UEPS transaction-based activities for fiscal 2004 improved to 30.3% from 20.6% in fiscal 2003. This improvement is due the reduced losses on the Eastern Cape contract, which had suffered significant losses during fiscal 2003 as a result of the significant establishment costs and very low volumes during the implementation period. The increased cost incurred by us during the first half of fiscal 2004 in connection with the process of optimizing the logistics of the Eastern Cape implementation (i.e. number of vehicles, number of payment points and number of beneficiaries at each payment point), also resulted in reducing the losses suffered by this venture during the last six months of fiscal 2004. During November 2003 to February 2004, we also converted our operations in the Limpopo province to a full smart card-based payment system. As capital expenditures in the Limpopo and Eastern Cape provinces are depreciated and the logistical planning in the Eastern Cape is improved, we expect our operating profit margins from UEPS transaction-based activities to improve.

UEPS-based financial services
               The revenue and operating profit from the UEPS-based financial services activities for fiscal 2004 changed as follows compared to the fiscal 2003:

	Fiscal Year Ended June 30,
	2004	2003		2004	2003
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change

Revenue	298,994	245,959	21.6	43,217	27,157	59.1
Operating Profit	130,295	92,418	41.0	18,789	10,204	84.1

These activities derive revenue from the provision of UEPS smart card-based accounts provided to our customers, UEPS-based lending and traditional microlending.

               Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,066,581 UEPS smart card based accounts were active at June 30, 2004, compared to 1,852,624 active accounts as at June 30, 2003. The significant increase in the number of active accounts is primarily due to the conversion of the beneficiaries serviced in the Limpopo province to a full smart card-based payment system. A total of 840,320 accounts had been activated in this province at June 30, 2004.

Revenue from UEPS-based lending improved as a result of strong growth in our loan portfolio as we expanded the areas where this service is offered. By contrast, the loan portfolio of the traditional micro-lending businesses declined as a result of our strategic decision not to aggressively grow this business. The key indicators of these businesses are illustrated below:

	Fiscal Year Ended June 30,
	2004	2003		2004	2003
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change
Debtors book: UEPS-based
lending –net and gross (i.e. no
provisions)	31,647	23,861	32.6	5,043	3,194	57.9
Debtors book: Traditional micro-
lending – gross	79,124	81,890	(3.4)	12,609	10,963	15.0

Provisions	(52,410)	(48,771)	7.5	(8,352)	(6,529)	27.9
Debtors book: Traditional
microlending – net of
provisions	26,714	33,119	(19.3)	4,257	4,434	(4.0)

               Operating profit margin for the financial services division increased during this period to 43.6%, compared to 37.6% in the prior year, primarily due to the increased profitability of the provision of smart card based UEPS accounts, and the change in the mix of the debtors book from the lower margin and higher risk traditional micro-lending to the higher margin and lower risk UEPS-based lending. Both the provision of UEPS smart card based UEPS accounts and UEPS-based lending are volume driven and profitability improves as volumes increase, as most costs are fixed. The change in the contribution of the various components to revenue and the change in the operating profit margin from fiscal 2003 to fiscal 2004 are illustrated in the table below:

	Fiscal Year Ended June 30,
	2004		2003
	% of total	Operating profit	% of total	Operating profit
	divisional	margin %	divisional	margin %
	revenue		revenue
Provision of UEPS smart
card-based accounts	61.5	45.5	50.6	40.0

UEPS-based lending	15.6	66.4	16.9	57.9
Traditional micro-
lending	22.9	27.3	32.5	31.1
	100.0		100.0

Hardware, software and related technology sales
The revenue and operating profit from the Hardware, software and related technology sales activities for fiscal 2004 changed as follows compared to the fiscal 2003:

	Fiscal Year Ended June 30,
	2004	2003		2004	2003
	ZAR ‘000	ZAR ‘000	ZAR %	US$ ‘000	US$ ‘000	US$ %
			change			Change

Revenue	31,864	46,509	(31.5)	4,606	5,135	(10.3)
Operating Profit	8,525	6,162	38.3	1,229	680	80.7

               These activities have limited annuity-based revenues (i.e. royalty income) and are dependent on signing new contracts and/or the expansion of UEPS systems already implemented.

               The revenue decrease was expected due to a significant change in the product mix, from low margin hardware sales to high margin software sales. As a result, the operating profit for these activities improved and the margin increased to 43.6% from 37.6% in fiscal 2003.

               A significant local customer serviced through these activities is Nedcor, one of South Africa's four largest banks, which outsources certain processing and development services to us. The Nedcor business remained fairly static during fiscal 2004. On July 27, 2004, it was announced by Nedcor and ourselves that we had been contracted to supply Nedcor with 18,500 Point of Sale devices, 5,600 pin-pads and 66,000 merchant smart cards. The revenue from this contract is estimated at ZAR 66.95 million (approximately US$ 10.7 million) and will likely be realized during the second and third quarters of fiscal 2005.

Corporate/Eliminations
               The main component of the corporate segment for fiscal 2004 is the reorganization costs of ZAR 73.7 million (US$ 11.1 million) as described in the executive summary above and detailed in note 20 of the financial statements. In fiscal 2003, the main components of corporate were the relevant head office expenses and inter-segment eliminations.

Interest Received and Finance Costs

               Interest received consists of interest received on surplus cash, while finance costs consists of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing it to these provinces' credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately ZAR 250 million (US$ 36.1 million) for the KwaZulu-Natal contract and ZAR 180 million (US$ 26 million) for the Eastern Cape contract. The funding requirements are at peak levels for the first two weeks of every month during the year. The significantly higher payment volumes in KwaZulu-Natal during the period, as well as full operational implementation of the Eastern Cape contract, increased our pre-funding requirements that resulted in an increase in finance costs from ZAR 49.5 million (US$ 5.5 million) in fiscal 2003 to ZAR 81.5 million (US$ 11.8 million) in fiscal 2004.

Interest on surplus cash increased from ZAR 73.1 million (US$ 8.1 million) to ZAR 106.4 million (US$ 15.4 million), primarily due to the higher average cash on hand balances during fiscal 2004 compared with fiscal 2003. Cash on hand increased from ZAR 405.7 million (US$ 54.3 million) on June 30, 2003 to ZAR 503.7 (US$ 80.3 million) on June 30, 2004. Surplus cash held by the South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by non-South African companies is invested in the international money market.

Taxation

               Total tax expense for fiscal 2004 increased from ZAR 85.8 million (US$ 9.5 million) in fiscal 2003 to ZAR 186.8 million (US$ 26 million), mainly due to our increased profitability and the large tax payments relating to the reorganization, as described in the executive summary above. The majority of the reorganization expenses are also not allowed as deductions for tax purposes, which further increased the amount of tax payable and the effective tax rate.

Minority Interests

               No income was attributable to minority interests during fiscal 2004, as we acquired all of these minority interests during fiscal 2003.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

ZAR /US$ exchange rate
During fiscal 2003, the ZAR (the functional currency of the group), appreciated against the US$ (the reporting currency of the group) in comparison with fiscal 2002, as demonstrated by the following table and graph:

	Fiscal 2003	Fiscal 2002
ZAR: US$ average exchange rate	9.05678	10.1477
Highest rate during year	12.33	13.845
Lowest rate during year	6.99	7.9946
Rate at year end: 30 June	7.47	10.37

               We report our results in the following four segments: UEPS transaction-based activities, UEPS-based financial services, Hardware, software and related technology sales, and Corporate/ Eliminations. Our management prepares financial statements for management purposes in ZAR, and our chief operating decision-maker evaluates the segment performance using ZAR. For purposes of meaningful analysis, we have provided certain amounts in both ZAR and US$. Unless otherwise noted, the rates of exchange used in determining these US$ amounts were:

	Fiscal 2003	Fiscal 2002
Income and expense items: US$ 1 = ZAR	9.05678	10.1477
Balance sheet items: US$ 1 = ZAR	7.47000	10.37

Revenue and Operating Profit
               Revenue comprises sales to customers, fees and interest earned on loans granted. Operating profit takes into account cost of IT processing, servicing and support; selling, general and administrative expenses, depreciation and amortization and reorganization charges. For fiscal 2003, consolidated revenue and operating profit increased as follows:

	Fiscal Year Ended June 30,
	2003	2002		2003	2002
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change

Revenue	678,568	525,584	29.1	74,924	51,793	44.7
Operating Profit	174,503	130,491	33.7	19,267	12,858	49.8

               The increase in revenue and operating profit is primarily due to higher volumes in our UEPS transaction-based activities and UEPS based financial services. The marginal increase in operating profit margin from 24.8% in fiscal 2002 to 25.7% is primarily due to improved efficiencies across all activities, but influenced negatively by the losses suffered by our contract to pay social welfare grants in the Eastern Cape Province, which was in establishment phase during fiscal 2003. Employee costs, our largest single expense, increased 6.94% in fiscal 2003 from ZAR 129.3 million (US$ 12.7 million) to ZAR 138.3 million (US$ 15.3 million), following a 7.5% annual inflation adjustment to employees' salaries in October 2002.

The relative growth in revenue and the contributions from our activities to operating profit are illustrated below:

	Fiscal year ended June 30,
	2003			2002
	ZAR	US$	% of	ZAR	US$	% of
Business Division	‘000	‘000	total	‘000	‘000	total
Consolidated revenue:
UEPS transaction- based activities	386,100	44,058	57.7	287,094	28,291	54.6
UEPS- based financial services	245,959	27,157	35.6	190,600	18,783	36.3
Hardware, software and related technology sales	46,509	5,135	6.7	47,480	4,719	9.1
Total consolidated revenue	678,568	76,350	100.0	525,174	51,793	100.0

Consolidated operating profit:
UEPS transaction- based activities	79,426	8,770	45.5	74,848	7,376	57.4
UEPS- based financial services	92,418	10,204	53.0	37,266	3,672	28.6
Hardware, software and related technology sales	6,162	680	3.5	16,355	1,612	12.5
Corporate/Eliminations	(3,503)	(387)	(2.0)	2,022	198	1.5
Total Consolidated Operating Profit	174,503	19,267	100.0	130,491	12,858	100.0

UEPS transaction-based activities
               Revenue and operating profit from UEPS transaction-based activities increased as follows for fiscal 2003:

	Fiscal Year Ended June 30,
	2003	2002		2003	2002
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change

Revenue	386,100	287,094	34.5	44,058	28,291	55.7
Operating Profit	79,426	74,848	6.1	8,770	7,376	18.9

The increase in revenue in this segment during fiscal 2003 is due to the following key drivers in our social welfare grant payments activities:

•      New Eastern Cape contract: In November 2002, we commenced the implementation of a social welfare grant payment system in the Eastern Cape Province. At year-end, we processed benefits for 469,918 beneficiaries. The Eastern Cape contract generated revenue of ZAR 47.1 million (US$ 4.6 million) in the last eight months in fiscal 2003.

•      Significantly higher volumes in existing contracts: We experienced significant growth in most of the other provinces where it administers payments of social welfare grants. This growth is mainly due to new qualifying criteria announced by the South African government aimed at increasing the number of citizens eligible for social welfare grants.

•      Annual price increase adjustments: Under our Service Level Agreements with provincial governments, we are entitled to annual price increases based upon factors such as average grant size, volumes and the South African Consumer Price Index, or "CPI" rates.

The higher volumes in our existing contracts, as well as the fiscal 2003 price increases, are detailed below:

	Year ended June 30,
			Average price per payment
	Number of Payments		2003	2003	2002	2002
Province	2003	2002	(ZAR )(1)	(US$ )(1)	(ZAR )(2)	(US$ )(2)
KwaZulu-Natal	11,125,544	8,834,917	15.82	1.80	12.48	1.23
Limpopo	7,435,326	6,025,866	12.64	1.45	10.82	1.07
North West	2,940,723	2,992,402	15.99	1.82	15.43	1.52
Northern Cape	1,180,735	1,005,813	20.07	2.27	18.66	1.84
Eastern Cape	1,050,833	-	14.41	1.64	-	-
Tota	23,733,161	18,858,998

(1)	– The average price per payment excludes R5.0 ($0.7) related to the provision of UEPS-based financial services.

(2)	– The average price per payment excludes R4.50 ($0.7) related to the provision of UEPS-based financial services.

The operating profit margin of our transaction-based activities decreased in fiscal 2003 to 20.6% from 26.1% in fiscal 2002.

               We incurred significant costs in connection with the commencement of the Eastern Cape social welfare payment system. This is typical for businesses that have significant up-front implementation costs but cannot begin collecting revenue until implementation is complete. This business model exerts pressure on our operating profit margin during the early stages of a new contract. Efficiency and profitability will increase over time as more customers are converted to our payment system. We expect the conversion period in the Eastern Cape to take 14 months to complete.

               The losses experienced in the Eastern Cape were marginally offset by the improved profitability of our social welfare payment contracts in other provinces. As these contracts are now well beyond their establishment phases, we continue to improve the efficiencies of these systems through strict cost control measures and improved logistical planning. We try to keep any increases in operational, selling, general and administrative expenses below the total annual price increase rates under these contracts. A further positive effect on this activities operating profit margin is the fact that our selling, general and administrative expenses remained predominantly fixed in fiscal 2003, while our revenue from these contracts benefited from the significant increase in volumes.

Hardware, software and related technology sales
               The revenue and operating profit from the hardware, software and related technology sales activities for fiscal 2003 changed as follows compared to the fiscal 2002:

	Fiscal Year Ended June 30,
	2003	2002		2003	2002
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change

Revenue	46,509	47,890	(2.9)	5,135	4,719	(8.8)
Operating Profit	6,162	16,355	(62.3)	680	1,612	(57.8)

These activities have limited annuity-based revenues and are dependent on signing new contracts and/or the expansion of UEPS systems already implemented.

               The decrease in revenue was expected given the very successful UEPS implementation in Malawi in 2002. While we successfully implemented systems in Mozambique and Latvia in 2003, these were much smaller than the Malawi system. The implementation of the Malawi system resulted in some additional revenue in fiscal 2003 as we continue to provide smart cards and related equipment for that system.

               Nedcor, a significant local customer serviced by this activity, outsources certain processing and development services to us. The Nedcor business remained fairly static during fiscal 2003.

               The decrease in the operating profit margin in these activities was mainly due to a significant change in our product mix. The implementation of the national UEPS-based payment system in Malawi, which dominated the 2002 results, yielded significantly high margin revenue for that year. During fiscal 2003, systems were implemented in Latvia and Mozambique, but these were much smaller than the Malawi system. As a result, our low-margin products such as hardware sales and our outsourcing business with Nedcor, which remained fairly static during the year, had a significant impact on the margins reported for fiscal 2003.

UEPS-based financial services
               The revenue and operating profit from the UEPS-based financial services activities for fiscal 2003 changed as follows compared to the fiscal 2002:

	Fiscal Year Ended June 30,
	2003	2002		2003	2002
			ZAR %			US$ %
	ZAR ‘000	ZAR ‘000	change	US$ ‘000	US$ ‘000	Change

Revenue	245,959	190,100	29.0	27,157	18,783	44.6
Operating Profit	92,418	37,266	148.0	10,204	3,672	177.9

               This activity derives revenue from the provision of UEPS smart card based accounts to our customers, UEPS-based lending and traditional microlending.

               Revenue from the provision of UEPS smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 1,852,624 UEPS smart card based accounts were active at June 30, 2003, compared to 1,154,088 active accounts as at June 30, 2002. The significant increase in the number of active accounts is primarily due to the implementation of the smart card-based payment system in the Eastern Cape. A total of 469,910 accounts had been activated in this province at June 30, 2003.

               Revenue from UEPS-based lending improved as a result of strong growth in our loan portfolio as we expanded the areas where this service is offered. By contrast, the loan portfolio of the traditional micro-lending businesses remained fairly static as a result of our strategic decision not to aggressively grow this business. The key indicators of these businesses are illustrated below:

	Fiscal Year Ended June 30,
	2003	2002		2003	2002
	ZAR ‘000	ZAR ‘000	ZAR %	US$ ‘000	US$ ‘000	US$ %
			change			Change
Debtors book: UEPS-based
lending –net and gross (i.e. no
provisions)	23,861	20,174	18.3	3,194	1,945	64.2
Debtors book: Traditional
micro-lending – gross	81,890	82,664	(0.9)	10,963	7,971	37.5

Provisions	(48,771)	(42,102)	16.8	(6,529)	(4,060)	60.8
Debtors book: Traditional
micro-lending – net of
provisions	33,119	40,562	(18.3)	4,434	3,911	13.3

               Operating profit margin for the financial services activities increased during this period to 37.6%, compared to 19.6% in the prior year, primarily due to the increased profitability of the provision of UEPS smart card based accounts, and the change in the mix of the debtors book from the lower margin and higher risk traditional micro-lending to the higher margin and lower risk UEPS-based lending. Both the provision of UEPS smart card based accounts and UEPS-based lending is volume driven and profitability improves as volumes increase, as most costs are fixed. The change in the contribution of the various components to revenue and the change in the operating profit margin from fiscal 2002 to fiscal 2003 are illustrated in the table below:

	Fiscal Year Ended June 30,
	2003		2002
	% of total		% of total
	divisional	Operating profit	divisional	Operating profit
	revenue	margin %	revenue	margin %
Provision of UEPS smart card
-based accounts	50.6	40.0	43.7	37.5

UEPS-based lending	16.9	57.9	12.0	16.0
Traditional micro-lending	32.5	31.1	44.3	11.6
	100.0		100.0

               The following important factors contributed to the significant changes in the operating profit margins of the UEPS-based lending and traditional micro-lending activities:

•              The UEPS-base lending initiative was profitable, on a monthly basis, for the entire 2003 fiscal year. During the first half of fiscal 2002, this activity was in the start-up stage and therefore incurred significant costs. Accordingly, the operating profit margin of this initiative improved significantly from the break-even result achieved during fiscal 2002.

•               The traditional micro-lending activity exhibited significant improvements in operating profit margins following a management change in the latter part of fiscal 2002. This new management focused heavily on cost controls and managing bad debt. A dedicated collection department was also established, which produced significant cost savings during fiscal 2003 as the amount of doubtful accounts written off and provisions for doubtful debts (calculated on the same basis as in previous years) was significantly reduced, while meaningful progress was made with the recovery of debts written-off in prior fiscal periods. The cost of running an internal department is also considerably less than our previous practice of outsourcing this function.

Corporate / Eliminations
               In fiscal 2003, the main components of corporate were the relevant head office expenses and inter-segment eliminations. This segment also includes the cost of settling the outstanding share options issued to empowerment groups at the time of Aplitec's listing, which expired on December 31, 2002, and were not exercised. As a result, an aggregate of ZAR 5.3 million (US$ 0.6 million) was paid to holders of these options.

Interest Received and Finance Costs
               The significantly higher payment volumes in KwaZulu-Natal during fiscal 2003, as well as the implementation of the Eastern Cape contract, increased our pre-funding requirements, which resulted in an increase in finance costs in fiscal 2003 from ZAR 19 million (US$ 1.9 million) to ZAR 49.5 million (US$ 5.5 million).

     Interest on surplus cash increased in fiscal 2003 from ZAR 33.1 million (US$ 3.3 million) to ZAR 73.1 million (US$ 8.1 million), primarily due to an increase of ZAR 106 million (US$ 11.7 million) in cash on hand, as well as significantly higher interest rates earned on deposits. We also maximized our interest income through the commencement in fiscal 2002 of a cash management system, which allows for the overnight set-off of all cash balances and overdrafts across all of our subsidiaries except for micro-lending subsidiaries. Any cash balances related to unpaid social welfare grants received from provincial governments where we do not pre-fund such grants (i.e. North West Province, Northern Cape Province and Limpopo) are excluded from our cash management system and overnight set-off, as the ownership of these accounts remains with the provincial governments. The surplus cash as determined by the cash management system is automatically invested into an overnight call account, as discussed above. Although interest is calculated on our net cash balance, the interest cost of the overdraft pre-funding accounts for the KwaZulu-Natal and Eastern Cape contracts are calculated as part of the set-off calculation and disclosed as finance costs in our financial statements. The full benefit of this cash management arrangement was realized in fiscal 2003.

Taxation
               Total taxes paid in fiscal 2003 increased from ZAR 43.3 million (US$ 4.3 million) to ZAR 69.1 million (US$ 7.6 million), mainly due to our increased profitability.

The increase in the effective tax rate for fiscal 2003 was mainly due to non-deductible expenses of ZAR 10.2 million (US$ 1.1 million), including ZAR 5.3 million (US$ 0.6 million) resulting from the settlement of share options.

Minority Interests
               Income attributable to minority interests increased in fiscal 2003 from ZAR 1.7 million (US$ 0.2 million) to ZAR 4.1 million (US$ 0.5 million), due to the increased profitability of four subsidiaries that are involved in the social welfare payment business with outside shareholders. During the 2003 fiscal year, the minority interests in three of these subsidiaries were acquired for a total consideration of ZAR 12.4 million (US$ 1.4 million), which should lead to a significant reduction in income attributable to minority interests in fiscal 2004.

Liquidity and Capital Resources

Operations
               Cash flows from operating activities in fiscal 2004 totaled ZAR 290.4 million (US$ 41.8million), compared to ZAR 159.8 million (US$ 17.6 million) in fiscal 2003. This increase is primarily due to higher levels of revenue and operating profit and an increase in net interest earned, partially offset by an increase in working capital (increased receivables and inventory, partially offset increased payables), and by higher taxes and the payment of dividends during fiscal 2003. The slight increase in inventory was due to higher levels of spares stock at year end. The increase in receivables was due to a portion of the June 2004 Eastern Cape pre-funding owing to Net1 by the Eastern Cape government, as well as higher pre-payments for smart cards bought for the Limpopo contract, which are paid for monthly, as part of the service fee, over the duration of the contract period. Payables increased mainly due to the bulk of the reorganization costs that were not paid at year end.

Investing
               Cash used in investing activities in fiscal years 2004 and 2003 was ZAR 39.7 million (US$ 5.7 million) and ZAR 67.0 million (US$ 7.4 million), respectively. This decrease was due to a ZAR 56.9 million (US$ 8.3 million) capital expenditure in fiscal 2003 related to start-up costs on the Eastern Cape contract.

Investing activities during fiscal 2004 consisted mainly of:

  capital expenditure of ZAR 19.4 million (US$ 2.8 million)
  a loan of ZAR 11.4 million (US$ 1.6 million) to The Permit Group (Proprietary) Limited ("Permit") to enable the acquisition by Permit of 95% of the issued share capital of New Era Life Insurance Company Ltd.
  the acquisition of contract rights in the Limpopo province amounting to ZAR 9.0 million (US$ 1.3 million).

Financing
               Net cash raised from the issue of common stock and preferred stock of ZAR 336.8 million (US$ 53.7 million) in fiscal 2004 was the result of the capitalization issue to the Brait consortium to enable the acquisition of Aplitec by the Company. The cash distribution and dividend paid to shareholders during fiscal 2004 consist of ZAR 456.0million (US$ 72.7 million) as a result of the acquisition of Aplitec and ZAR 35.5 million (US$ 5.1 million) paid to Aplitec shareholders as a dividend in terms of Aplitec's dividend policy at the time. All cash raised from the issue of share capital in fiscal 2003 was due to the issuance of ordinary shares under the Aplitec employee share incentive scheme. The dividend paid during fiscal 2003 was in terms of Aplitec's dividend policy at the time.

               Since we are highly cash generative and maintain large cash reserves (ZAR 405.7million (US$ 54.3 million) at the end of fiscal 2003 and ZAR 503.8 million (US$ 80.3 million) at the end of fiscal 2004), we finance all operations, research and development, working capital, capital expenditure and acquisitions through internally generated cash reserves. We have no debt to service and only require external funding when our pre-funding requirements in the KwaZulu-Natal and Eastern Cape provinces exceed the available cash on hand. We have various debt facilities, including a ZAR 500 million (US$ 79.7 million) revolving credit facility.

               We have access to capital from a range of external sources, including share issuances and debt facilities. We take the following factors into account when considering external financing:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs

               The significant increase in social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces may require external financing in the medium to long-term for the pre-funding of these grants payments. We are confident that our cash reserves, current overdraft facilities and access to external financing will be sufficient to fund its medium to long-term activities and expansion plans.

Off-balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Capital Expenditures
                Capital expenditures in fiscal years 2004, 2003 and 2002 were as follows:

	Fiscal year ended June 30,
	2004	2004	2003	2003	2002	2002
Business Division	ZAR	US$	ZAR	US$	ZAR	US$
	‘000	‘000	‘000	‘000	‘000	‘000

UEPS transaction- based activities.	16,435	2,371	54,729	6,043	9,574	943
UEPS- based financial services	1,280	185	960	106	8,295	817
Hardware, software and related technology sales	234	34	135	15	54	5
Corporate / Eliminations	1512	218	4,967	548	1,549	153
Consolidated total	19,461	2,808	60,791	6,712	19,472	1,918

               We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish its operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increase to the point where the maximum capacity of the original infrastructure is exceeded.

               Our fiscal 2004 spending was mainly due to expansion in all provinces, as we experienced significant growth in the number of customers we have to service. Our fiscal 2003 spending was mainly due to start-up costs in the Eastern Cape Province. The 2002 spending was mainly due to expansion in the KwaZulu-Natal and Limpopo provinces, where we experienced significant growth in the number of customers we had to service.

               Our other business activities require relatively little capital investment. The most notable exception was the capital expenditure incurred to establish the UEPS-based lending initiative within the financial services division during fiscal 2002.

               All our capital expenditures for the past three fiscal years were funded through internally generated funds. We have no outstanding capital commitments at the end of fiscal 2004.

               Capital spending for fiscal 2005 is expected to be incurred primarily in connection with the equipment required to service the increased number of beneficiaries in all provinces. This capital spending is expected to be funded through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations
                The following table presents the Company's Contingent Liabilities, Commitments and Contractual Obligations as of June 30, 2004:

	Payments due by Period, as of June 30, 2004 (in US$)
	Due	Due	Due	Due
	within 1	within 2	within 3	within 4
	year	years	years	years	Total
Contractual obligations	-	-	-	-	-
Long term debt obligations	-	-	-	-	-
Long-term payable	758	242	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,072	1,398	840	250	4,560
Purchase obligations	6,621	-	-	-	-

               Our outstanding capital commitments at the end of fiscal years are: 2004 - nil; 2003 - nil and 2002 - $1.2 million. These commitments will be funded from cash generated from operations. There are no other purchase commitments, obligations or specific capital commitments for the next three years.

Dividends
               Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. The future dividend policy also has to comply with the South African Exchange Control Authorities ("Excon") approval of the Aplitec acquisition, which determines that dividends may be declared by the New Aplitec board of directors only if (i) such declaration is approved by a majority of the holders of New Aplitec B class preference shares, (ii) all loan accounts have been paid by New Aplitec and (iii) such dividends do not exceed 50% of New Aplitec's annual earnings. However, because the New Aplitec board will be appointed by Net1, Net1 will ultimately determine whether any dividends are declared by New Aplitec, subject to the above conditions. Any dividends declared by New Aplitec will be distributed to the holders of A class and B class preference shareholders pro rata in accordance with their respective ownership interests in New Aplitec.

               Aplitec's dividend policy in fiscal 2003 and 2002 was to declare regular annual dividend payments of between 25% to 33% earnings. Aplitec declared a dividend of ZAR 0.15 (US$ 0.015) per share in fiscal 2003 and ZAR 0.11 (US$ 0.01) per share in fiscal 2002.

Acquisitions and Dispositions
               • Disposal of security guarding business: During January 2002, Aplitec sold the assets and liabilities of its security guarding business for a total cash consideration of ZAR 4.913 million (US$ 0.7 million).

               • Acquisition of remaining CPS interests: During January 2003, Aplitec acquired the minority interests in CPS (KwaZulu-Natal), CPS (Northern Cape) and CPS (Northern). These acquisitions consolidated Aplitec's social welfare payment businesses under a single holding company, thus improving operating and tax efficiency. Profits (attributable to the minority interests acquired) were recognized and consolidated from January 1, 2003.

Equity-accounted investment
               On April 1, 2004, Aplitec purchased 43% of the issued share capital of the Permit Group (Proprietary) Limited ("Permit") for $10. A loan of approximately $0.8 million, bearing interest at the current South African prime rate, 11.5% at year end, and with no fixed repayment terms, was made to Permit in April 2004 and the proceeds of this loan were used to purchase 43% of a 95% interest in New Era Life Insurance Company Limited ("New Era"), a provider of various insurance products to the South African market. Aplitec believes that this equity investment will enhance its ability to offer UEPS-based financial services to its card holders.

Employee Benefits
The Company does not provide health or retirement benefits to any of its employees.

Insurance
               The Company annually assesses its risk exposure. During fiscal years 2004, 2003 and 2002, all risks were adequately covered by third party insurers, except where the cost of insurance coverage was considered excessive in relation to the probability and extent of loss. This is true with respect to our cash and cash-in-transit risks, which has become virtually impossible to procure from local and international underwriters.

The main categories of our insurance are:

  loss of/damage to vehicles, electronic equipment and other assets;

  business interruption;

  motor vehicle third party claims;

  group personal accident; and

  employment practices liability.

Critical Accounting Policies
               The Company's annual financial statements have been prepared in accordance with United States GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management's judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques. Management believes that the following accounting policies are critical due to the degree of estimation required and the impact of these policies on the understanding of the results of our operations.

Deferred Taxation
               The Company estimates its tax liability through the calculations done for the determination of its current tax liability when tax returns are filed, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet.

Management then has to assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that Net1 believes recovery is unlikely, a valuation reserve will be created. The carrying value of our net deferred tax assets assumes that it will be able to generate sufficient future taxable income, based on estimates and assumptions. Management has considered future taxable income and ongoing feasible tax strategies in determining the need for the valuation allowance, but in the event that we were to determine that it would be able to realize deferred tax assets in the future, a valuation allowance may not be required which would reduce net income in the period that such determination is made.

Accounts Receivable and Provision for Doubtful Debts
               The Company maintains a provision for doubtful debts in its micro-lending business resulting from the inability of certain of its clients to make the required payments. Our current policy is to provide for the full outstanding amount for all debts which are outstanding for 150 days and longer which as of June 30, 2004 totaled ZAR 52.4 million (US$ 8.4 million), which is a 7.5% increase over the amount outstanding at June 30, 2003 (ZAR 48.8 million or US$ 6.5 million) and a 24.4% increase over the amount outstanding at June 30, 2002 (ZAR 42.1 million or US$ 4.1 million). Net1 considers this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Should the ability of our clients to make payments when due deteriorate in the future, additional provisions may be required. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each client.

Research and Development
               The Company's business activities and product offerings depend on its proprietary UEPS software. As a result, we have a large group of software engineers and developers who are constantly revising and improving the core UEPS software. We account for the development cost of software intended for sale in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, the Company did not capitalize any development costs in fiscal 2003 or fiscal 2002, particularly because the main part of our development is the enhancement and upgrading of existing products.

               We account for the costs to develop software for internal use by the Company in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), issued by the AICPA. SOP 98-1 requires these costs to be expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

               A significant amount of judgment is required to separate research costs, new development costs and ongoing development costs based as the transition between these stages. A multitude of factors need to be considered by management, including an assessment of the state of readiness of the software and the existence of markets for the software. The possibility of capitalizing development costs in the future, within the criteria set by SFAS 86 or SOP 98-1, may have a material impact on the group's profitability in the period when the costs are capitalized, and in subsequent periods when the capitalized costs are amortized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company seeks to reduce its foreign currency exposure through a policy of matching, to the extent possible, assets and liabilities denominated in foreign currencies. In addition, the Company uses financial instruments in order to economically hedge its exposure to exchange rate and interest rate fluctuations arising from its operations. The Company is also exposed to credit risks.

               All risks described above and how the Company seeks to protect itself is discussed below.

Foreign Exchange Risk

               New Aplitec is subject to foreign currency exchange risk because it purchases inventories that it is required to settle in foreign currencies, primarily the Euro and United States dollar. New Aplitec has used forward contracts in order to limit its exposure to the ZAR/ USD and ZAR/ EUR exchange rate fluctuations from foreign currency transactions. As of June 30, 2004, 2003 and 2002, the outstanding foreign exchange contracts are as follows:

June 2004

Notional amount	Strike price	Maturity

EUR 16,250	ZAR 7.8475	July 12, 2004
EUR 202,000	ZAR 8.1822	August 2, 2004
EUR 16,250	ZAR 7.8878	August 10, 2004
EUR 16,250	ZAR 7.9299	September 10, 2004
EUR 16,250	ZAR 7.9749	October 12, 2004
EUR 263,200	ZAR 8.2129	October 29, 2004
EUR 4,243,000	ZAR 8.5225	January 7, 2005
USD 167,900	ZAR 6.2950	September 22, 2004

June 2003

None

June 2002

Notional amount	Strike price	Maturity

US$16,250	ZAR 12.643	January 8, 2003

Translation Risk

               Translation risk relates to the risk that the results of the Company will vary significantly as the Company reporting currency is the US$ and the majority of its operations are transacted in ZAR. The US$:ZAR exchange rate has fluctuated significantly over the past 3 years and it is impossible to determine future exchange rates and the impact that these rates will have on operations.

Interest Rate Risk

               As a result of its normal borrowing and leasing activities, Aplitec's operating results are exposed to fluctuations in interest rates, which Aplitec manages primarily through its regular financing activities. Aplitec generally maintains limited investment in cash equivalents and has occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank's REPO rate, Aplitec's interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by US$10,550 per month, while interest earned per month on any surplus cash increases by US$11,852 per US$14.4 million (ZAR 100 million).

Credit risk

               Credit risk relates to the risk of loss that Aplitec would incur as a result of non-performance by counterparties. Aplitec maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate.

               In regards to credit risk on financial instruments, Aplitec maintains the policy to enter into such transactions only with South African and European financial institutions that have a credit rating of BBB or better, as determined by Standard & Poor's.

Microlending Credit Risk

               The Company is exposed to credit risk in its microlending activities, which provides unsecured short-term loans to qualifying customers. Aplitec manages this risk by assigning each prospective customer a "creditworthiness score," which takes into account a variety of factors such as employment status, salary earned, other debts and total expenditures on normal household and lifestyle expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this item is provided elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Net1's Board of Directors annually considers the selection of the Company’s independent auditors. On June 28, 2004 the Board decided to no longer engage Manning Elliot Chartered Accountants as Net1's independent auditors and engaged Deloitte and Touche South Africa (“Deloitte”) to serve as Net1's independent auditors for 2004.

               Fisher Hoffman audited Aplitec’s financial statement for the two years ended June 30, 2003 and 2002. Fisher Hoffman's reports on Aplitec's consolidated financial statements for the 2003 and 2002 fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as noted therein with regards the segment report and earnings per share disclosures.

               During Aplitec's 2003 and 2002 fiscal years and through November 30, 2003 (the date of Aplitec's annual report adjusted for the US GAAP adjustments for the year ended June 30, 2003), there were no disagreements with Fisher Hoffman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Fisher Hoffman's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Aplitec's consolidated financial statements for such years,; and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K.

               Aplitec provided Fisher Hoffman with a copy of the foregoing disclosures. Attached as Exhibit 16 to this Form 10-K is a copy of Fisher Hoffman's letter dated September 28, 2004 stating its agreement with such statements.

               Deloitte was engaged by Aplitec to advise on the application of accounting principles regarding (i) the factors relevant to the identification of the accounting acquirer in the proposed transaction, pursuant to which the Company through New Aplitec, would acquire substantially all of the assets and liabilities of Aplitec, and (ii) the classification of certain securities issued by New Aplitec (as part of the proposed transaction referred to above) as either equity or liability in the consolidated financial statements of the Company if Aplitec were to be the accounting acquirer. During Aplitec’s 2003 and 2002 fiscal years and through June 28, 2004, Aplitec did not consult Deloitte with respect to the application of accounting principles to any other specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Net1's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of SEC Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

               Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

               Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

               As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

               Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal year ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

               Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Position Held
Dr. Serge Belamant	51	Chief Executive Officer and Chairman of the Board, Director
Herman Kotze	34	Chief Financial Officer, Treasurer and Secretary, Director
Anthony Ball	45	Non-Executive Director
Chad Smart	31	Non-Executive Director
Brenda Stewart	47	Senior Vice President – Marketing and Sales
Nitin Soma	37	Senior Vice President – Information Technology

Claude Guerard, the former Chief Executive Officer and Director and David Anthony, the former Secretary, resigned their positions effective June 28, 2004.

Executive officers are appointed by, and serve at the discretion of, Net1's board of directors.

Biographical Information

               Dr. Serge Belamant has been a director of Net1 since its inception in May 1997, and was its chief executive officer until October 2000. From June 1997 to present, Dr. Belamant has also served as chief executive officer and a director of Aplitec. From 1996 to 1997, Dr. Belamant served as a consultant in the development of COPAC (Chip Off-Line Pre-Authorized Card), a product currently being marketed internationally by Visa International. From October 1989 to September 1995, Dr. Belamant served as the managing director of Net1 Investment Holdings (Proprietary) Limited, a privately owned South African company specializing in the development of advanced technologies in the field of transaction processing and payment systems. Dr. Belamant also serves on the board of a number of other companies that are closely related to the smart card business. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that rates today as the third largest ATM switching system in the world. Dr. Belamant has patented a number of inventions besides the FTS ranging from biometrics to gaming related inventions. Dr. Belamant has more than twenty years of experience in the fields of operations research, security, biometrics, artificial intelligence and on-line and off-line transaction processing systems.

               Herman Gideon Kotze is currently the chief financial officer, treasurer and secretary of the Company and a member of the Net1 executive committee. Mr. Kotze is a Chartered Accountant who joined Aplitec in December 1998 as a strategic financial analyst. He was appointed to the board as Group Financial Director in January 2000. Mr. Kotze served his articles from 1993 to 1997 at KPMG in Pretoria, where he was the audit manager for several major corporations in the manufacturing, mining, retail and financial services industries. During 1998, he joined the Industrial Development Corporation of South Africa Limited ("IDC") as a business analyst. His main duties at the IDC were the evaluation and investigation of ventures requiring funding from the IDC, from small manufacturing concerns to large-scale projects, as well as the structuring and implementation of loan and equity products for these concerns. He was appointed to the board of Net1 on June 7, 2004.

               Anthony Charles Ball has been the chief executive of the Brait Group since March 2000. In this capacity, he led the raising and governance of the Brait Group's private equity funds and is responsible for a number of the Brait Group's private equity investments. Prior to assuming this current position, Mr. Ball served as joint Deputy Chairman of the Brait Group from 1998 to March 2000. Prior to joining Brait, Mr. Ball was the chief executive of Capital Partners, which was the predecessor company to Brait and which pioneered the private equity market in South Africa, from 1991 to 1998. Mr. Ball began his career with Deloitte & Touche Consulting (1986-1991), where he co-founded its Strategy Group. Mr. Ball is a member of the board of Brait

S.A., Brait South Africa Limited, New Aplitec, Afgri Limited, the Reclamation Group (Pty) Limited and Shoe City (Pty) Limited. He was appointed to the board of Net1 on June 7, 2004.

               Chad Leonard Smart has been a principal of Brait's Private Equity Funds, where he has been involved in numerous private equity transactions. Mr. Smart joined Brait Private Equity in 1998. Prior to assuming his current position, Mr. Smart was a Manager at Pricewaterhouse from 1995 to June 1998, where he covered a full spectrum of financial services activities including mergers and acquisitions. Mr. Smart is qualified in South Africa as a Chartered Accountant and is also a Chartered Financial Analyst. He is a member of the board of Brait South Africa Limited, New Aplitec and the Reclamation Group (Pty) Limited. He was appointed to the board of Net1 on June 7, 2004.

               Brenda Stewart is currently the senior vice-president of marketing and sales for the Company and a member of the Net1 executive committee. Mrs. Stewart joined Aplitec in 1997 and has worked for the last 20 years with Dr. Belamant while at Volkskas Industrial Bank, SASWITCH, Net1 Southern Africa, Net1 Solutions and Net1 Investment Holdings (Proprietary) Limited. Her primary function is to manage all marketing and sales activities for the Company. Her secondary function is to oversee implementation and operation of country-wide projects, such as Malawi and Mozambique, as well as pension and welfare systems. Her skills involve in-depth knowledge of marketing sales, project management, operations, implementation, maintenance/repair, customer support, financial management, administration and tax, as well as a vast understanding of the UEPS technology.

               Nitin Soma is the senior vice president of information technology for the Company and a member of the Net1 executive committee. Mr. Soma joined Aplitec in 1997, specializing in transaction switching and interbank settlements. He has represented Nedcor Bank in the development of technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATMs with the host as well as other card users. Mr. Soma designed the Stratus Back-End System for Aplitec.

               There is no family relationship between any of the officers and directors.

               The Board of Directors met in meetings or acted pursuant to unanimous written consent on twelve occasions during the past twelve months.

               Board Committees: We do not as yet have an audit committee or a compensation committee and accordingly, the Board of Directors as an entirety constituted Net1's audit committee. None of the members of our Board of Directors qualify as an "audit committee financial expert." However, as and when we elect independent directors, we expect to organize these committees.

               All the employees of the Company are employed by New Aplitec and are bound by the New Aplitec Code of Ethics.

Employment Agreements.

               Dr. Serge Christian Pierre Belamant and Andre Peter Mansvelt. Since Net1's inception in May 1997, it was decided that no employment agreement would be entered into between Dr. Serge Christian Pierre Belamant or the late Andre Peter Mansvelt and Net1 until the funding necessary to operate the company would be secured. Dr. Belamant performs the duties of the executive Chairman of Net1

               The Company will enter into employment agreements with each of Dr. Belamant, Herman Kotze, Brenda Stewart and Nitin Soma, which agreements will set forth certain terms and conditions of these individuals' employment, including the amount and form of their compensation. Otherwise, the form and amount of compensation that we will pay to each of our executive officers in any future period will be determined by the compensation committee, when constituted, of the Company's board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

               Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended June 30, 2004 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended June 30, 2004, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

               The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the last three fiscal years, to: (a) our Chief Executive Officer; and (b) each of our three most highly compensated executive officers:

		Annual Compensation
		Bonus		Salary			All Other
	Fiscal	ZAR	US$	ZAR	US$	Options/	ZAR	US$
Name and Principal Position	Year	'000	'000	'000	'000	Securities	'000	'000
Dr. S Belamant, Chief Executive	2004	500	72	1,725	249	A.	-	-
Officer, Chairman of the Board	2003	400	44	1,425	157	-	-	-
and Director	2002	0	0	1,050	103	-	-	-

Herman Kotze, Chief Financial	2004	250	36	1,050	151	A.	-	-
Officer, Director	2003	180	20	855	94	-	-	-
	2002	50	5	690	68	-	-	-

Brenda Stewart, Vice-President -	2004	200	29	900	130	A.	-	-
Sales and Marketing	2003	130	14	725	80	-	-	-
	2002	50	5	608	60	-	-	-

Nitin Soma, Vice-President -	2004	160	23	812	117	B.	-	-
Information Technology	2003	120	13	670	74	-	-	-
	2002	30	3	552	54	-	-	-

A.	2,000,000 other stock based awards at $0.00 (ZAR 0.00) and 500,000 options @ US$0.50 (ZAR3.14)

B.	1,500,000 stock based awards at $0.00 (ZAR 0.00) and 500,000 options @ US$0.50 (ZAR3.14)

COMPENSATION AS DIRECTORS - STANDARD AGREEMENTS

The Company has not entered into any agreements with directors regarding compensation for services as director.

The directors received no compensation during the past 3 years for attending directors meetings.

OPTION GRANTS IN LAST FISCAL YEAR

               The following table sets forth information concerning our grant of options/Other Stock Based Awards (OSBA's) to purchase shares of our common stock during the fiscal year ended June 30, 2004 to (a) our Chief Executive Officer; and (b) each of our three most highly compensated executive officers:

					Percent of
		Exercise	Number of		Total		Potential Realizable
	Number of	or	Securities		Options/		Value at Assumed
	Securities	Base	Underlying		OSBA's		Annual Rates of Stock
	Underlying	Price of	Options/	Exercise or	Granted to		Price Appreciation for
	Options	Options	OSBA's	Base Price	Employees		Option/OSBA's Term
	Granted	(US$/	Granted	OSBA's	in Fiscal	Expiration	in US$' 000 at
Name	(#)	Sh)	(#)	(US$/Sh)	Year	Date	5%	10%
Dr. S Belamant	500,000	0.50	2,000,000	0.00	14.33%	June 6, 2014	2,036	3,242
Herman Kotze	500,000	0.50	2,000,000	0.00	14.33%	June 6, 2014	2,036	3,242
Brenda Stewart	500,000	0.50	2,000,000	0.00	14.33%	June 6, 2014	2,036	3,242
Nitin Soma	500,000	0.50	1,500,000	0.00	11.47%	June 6, 2014	1,629	2,594

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

               The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2004 to (a) our Chief Executive Officer; and (b) each of our four most highly compensated executive officers and the value of their unexercised options at June 30, 2004:

			Number of Securities		Value Unexercised In-the-
	Shares		Underlying Unexercised		Money Options/ OSBA's at
	Acquired	Value	Options/ OSBA's at Fiscal		Fiscal Year End
	on	Realized	Year-End (#'000)		(US$'000)
Name	Exercise	(US$'000)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. S Belamant	-	-	400	2,100	768	4,032
Herman Kotze	-	-	400	2,100	768	4,032
Brenda Stewart	-	-	400	2,100	768	4,032
Nitin Soma	-	-	300	1,700	614	3,072

As the issue of the OSBA's and stock options were a condition precedent to the purchase transaction, the directors, in June 2004, issued 8,720,936 OSBA's for no consideration and 8,720,936 stock options at an exercise price of $0.50 per share to directors and other employees. Dr S. Belamant, Mr. H. Kotze and Ms. B. Stewart received 2 million OSBA's and 0.5 million stock options, respectively and Mr. N. Soma received 1.5 million OSBA's and 0.5 million stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table reflects certain information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of June 30, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,720,936	$0.50	0

               Net1 has issued stock-based awards in the form of restricted shares in respect of all 8,720,936 shares available for such awards to certain key employees as a result of the completion of the proposed transactions.

2004 STOCK INCENTIVE PLAN

               The shareholders of Net1 approved the 2004 Stock Incentive Plan on May 27, 2004. The 2004 Stock Incentive Plan permits Net1 to grant to our employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on our common stock.

Administration

               The board of directors of Net1 administers the 2004 Stock Incentive Plan, and is referred to below as the "committee." The committee may delegate its authority under the 2004 Stock Incentive Plan in whole or in part as it determines, but will consist, unless otherwise determined by the board of directors, (1) during any period that Net1 is subject to Section 16 of the U.S. Securities Exchange Act of 1934, solely of at least two non-employee directors, and (2) during any period that Net1 is subject to Section 162(m) of the Internal Revenue Code ("Code"), solely of at least two outside directors. The committee will determine who will receive awards under the 2004 Stock Incentive Plan, as well as the form of the awards, the number of shares underlying the awards, and the terms and conditions of the award consistent with the terms of the 2004 Stock Incentive Plan. The committee is authorized to interpret the 2004 Stock Incentive Plan, to establish, amend and rescind any rules and regulations relating to the 2004 Stock Incentive Plan, and to make any other determinations that it deems necessary or desirable for the administration of the 2004 Stock Incentive Plan. The committee also may correct any defect, supply any omission or reconcile any inconsistency in the 2004 Stock Incentive Plan in the manner and to the extent that the committee deems it necessary or desirable.

Term

               No awards may be granted under the 2004 Stock Incentive Plan after the tenth anniversary of the effective date of the 2004 Stock Incentive Plan, but awards granted before such tenth anniversary may extend beyond that date.

Shares Reserved for Awards and Limits on Awards

               The total number of shares of Net1 common stock available under the 2004 Stock Incentive Plan initially will be 17,441,872, of which 8,720,936 shares may be used with respect to stock options, and 8,720,936 shares may be used in respect of other stock-based awards, which may include grants of restricted shares. The maximum number of shares for which stock options and stock appreciation rights, or for which other stock-based awards may be granted during a calendar year to any participant is 2,616,281, which is approximately 30% of the total number of shares that may be used with respect to stock options or stock-based awards under the 2004 Stock Incentive Plan. Net1 has issued stock-based awards in the form of restricted shares in respect of all 8,720,936 shares available for such awards to certain key employees as a result of the completion of the proposed transactions.

               The number and kind of shares of Net1 common stock issued or reserved pursuant to the 2004 Stock Incentive Plan or outstanding awards, the maximum number of shares issueable pursuant to awards, the exercise price for awards, and other affected terms of awards, are subject to adjustment on account of stock splits, stock dividends, reorganizations, recapitalizations, mergers, consolidations, spin-offs and other corporate events. Shares covered by awards that expire, terminate or lapse without payment will again be available for the grant of awards under the 2004 Stock Incentive Plan, as well as shares that are used by the holder to pay withholding taxes or as payment for the exercise price of an award, if permitted by the committee.

               In the event of certain corporate events, including stock sales, mergers, and sales of substantial assets, the committee may, but shall not be obligated to, cancel outstanding awards for fair value, waive vesting requirements, provide for the issuance of substitute awards, and/or provide that, for a period of time prior to such corporate event, options will be exercisable for all shares subject to the option and that upon the occurrence of the corporate event the options will terminate.

Stock Options

               The 2004 Stock Incentive Plan permits the committee to grant employees incentive stock options, which qualify for special tax treatment in the United States, and will permit the committee to grant employees, directors and consultants nonqualified stock options. The committee will establish the duration of each option at the time it is granted. The maximum duration of an incentive stock option is ten years after the date of grant. The committee will establish the exercise price of each option at the time it is granted. Initial grants of nonqualified stock options to certain members of management may be made at an exercise price of US$0.50 per share, which is based on the price per share of Net1 common stock being issued to the Brait Consortium. The exercise price of an incentive stock option may not be less than the fair market value of the underlying common stock on the date of grant. The committee may establish vesting and performance requirements that must be met prior to the exercise of options. Unless otherwise determined by the committee, stock options will vest ratably, on an annual basis, over a period of five years, commencing with the first anniversary of the grant date.

               The exercise price of stock options may be paid in cash by the holder. Stock option grants may include provisions that permit the option holder, to the extent permitted by the committee, to exercise all or part of the holder's vested options, or to satisfy withholding tax liabilities, by tendering mature shares of our common stock already owned by the option holder for at least six months (or another period consistent with the applicable accounting rules) with a fair market value equal to the exercise price. Stock option grants also may include provisions that permit the option holder, to the extent permitted by the committee and only if there is a public market for the shares, to exercise all or part of the holder's vested options through a cashless exercise procedure, which requires the delivery of irrevocable instructions to a broker to sell the shares obtained upon exercise of the option and deliver promptly to Net1 the proceeds of the sale equal to the exercise price of the common stock being purchased.

Stock Appreciation Rights

               The committee also may grant stock appreciation rights, either singly or in tandem with underlying stock options. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash or shares of our common stock (as determined by the committee) equal in value to the excess of the fair market value of the shares covered by the right over the grant price.

Other Stock-Based Awards

               The 2004 Stock Incentive Plan permits the committee to grant awards that are valued by reference to, or otherwise based on the fair market value of, our common stock. These awards will be in such form and subject to such conditions, as the committee may determine, including the satisfaction of performance goals, the completion of periods of service or the occurrence of events.

Performance Standards and Section 162(m)

               Performance criteria for performance-based awards under the 2004 Stock Incentive Plan may relate to any combination of the total corporation, a subsidiary, and/or any business unit. Performance targets may be set at a specific level or may be expressed relative to measures at comparison companies or a defined index. The committee will establish specific targets for recipients.

               In general, Section 162(m) of the Code prevents the deductibility for U.S. income tax purposes of compensation in excess of one million dollars paid in any taxable year to an individual who on the last day of that year is the company's chief executive officer or is among its four other most highly compensated executive officers, except that a deduction may be taken for compensation that qualifies as performance-based compensation under Section 162(m). Options granted at fair market value ordinarily satisfy the performance-based requirements of Section 162(m), if shareholder disclosure and approval requirements are met. If restricted stock or performance-based awards are intended to satisfy Section 162(m) deductibility requirements, payments under such awards must be conditioned on attainment of pre-established objective performance measures that have been established and certified by a committee of outside directors and approved by shareholders. The performance criteria under the 2004 Stock Incentive Plan include: consolidated earnings before or after taxes, net income, operating income, earnings per share, book value per share, return on shareholder's equity, expense management, return on investment, improvements in capital structure, profitability, profit margins, stock price, market share, revenues, costs, cash flow, working capital, and return on assets.

Transferability

               Unless otherwise determined by the committee, awards may not be transferred or assigned by the holder otherwise than by will or the laws of descent and distribution.

Amendment

               Our board may amend the 2004 Stock Incentive Plan at any time, provided that no amendment will be made without the consent of the affected holder that diminishes the rights of the holder of any award, and except that the board may amend the plan in such manner as it deems necessary to permit awards to meet the requirements of the Internal Revenue Code or other applicable laws. No amendment to the 2004 Stock Incentive Plan by our Board may be made without the approval of shareholders if it would increase the total number of shares reserved for issuance under the 2004 Stock Incentive Plan or change the maximum number of shares for which awards may be granted to participants, except for such changes in accordance with the 2004 Stock Incentive Plan's adjustment provisions described above.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

               The Florida Business Corporation Act permits the indemnification of directors, employees, officers and agents of Florida corporations. Net1's Articles of Incorporation and Bylaws provide that Net1 shall indemnify its directors and officers to the fullest extent permitted by the Corporation Act. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling Net1 pursuant to the foregoing provisions, Net1 has been informed that, in the opinion of the Commission, this indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

PERFORMANCE GRAPH

               The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, on Net1 common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes US$100 was invested on June 30, 1999, in each of Net1 common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

	Cumulative Total Return
	June ‘99	June ‘00	June ‘01	June ‘02	June ‘03	June ‘04
Net1	100	108.57	40.00	31.17	52.14	52.97
S&P 500 Index	100	105.33	87.76	70.30	70.73	81.80
NASDAQ Industrial Index	100	129.64	92.23	73.64	80.24	84.93

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

               The following table sets forth information as of August 31, 2004 with respect to:

  each person known to us to be the beneficial owner of more than 5% of our common stock;

  each of our officers and directors; and

  all directors and officers as a group.

               This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 4th Floor, President Place, Cnr. Jan Smuts Avenue and Bolton Road, Rosebank, South Africa. Information with respect to the percent of class is based on 140,267,157 shares issued and outstanding shares of common stock as of August 31, 2004.

               Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

Name	Amount and Nature of Beneficial Ownership of Common Stock as of August 31, 2004 (1)		Percent of Class
Dr. Serge Belamant	22,114,249	(2)	14.56%
Herman Kotze	2,000,000	(3)	1.43%
Anthony Charles Ball	-	(4)	0%
Chad Leonard Smart	-	(5)	0%
Brenda Stewart	2,000,000	(3)	1.43%
Nitin Soma	1,771,429	(6)	1.26%
Brenthurst Private Equity II Limited ("BPE2")	11,159,267	(7)(8)	7.95%
Brenthurst Private Equity South Africa Limited ("BPESA")	6,079,633	(7)(8)	4.33%
South African Private Equity Fund III, L.P. ("SAPEF III")	86,661,428	(9)(10)(12)	61.78%
South African Private Equity Trust III ("SAPET III")	1,248,434	(11)(13)	*
Brait International Limited ("Brait International")	5,000,000	(10)(12)	3.56%
Nedbank Limited	48,659,456	(14)	25.76%

Directors and Executive Officers (6)	27,885,678		18.33%

*	Less than one percent
1
Beneficial ownership represents sole voting and investment power. To the Company's knowledge, Dr Belamant, BPE2, SAPEF III and Nedbank Limited are the only shareholders who beneficially owned more than 5% of the outstanding common shares as of August 31, 2004. To the Company's knowledge Dr Belamant is the only shareholder who beneficially owned more than 5% of the outstanding special convertible preferred stock as of August 31, 2004.

2
Net1 Holdings S.a.r.l. owns 8,520,578 of the issued and outstanding common stock of the Company. Dr. Serge Belamant as Chief Executive Officer of Net1 Holdings S.a.r.l. can vote all of Net1 Holdings S.a.r.l.'s shares. The amount includes 11,593,671 special convertible preferred shares owned by Dr Belamant that are convertible into common stock upon the occurrence of a trigger event. Also included in the amount is 2,000,000 other stock based awards that are exercisable in five equal installments beginning June 7, 2004. The amount does not include 500,000 options that are exercisable in five equal installments beginning June 7, 2005.

3
Represents 2,000,000 other stock based awards that are exercisable in five equal installments beginning June 7, 2004. The amount does not include 500,000 options that are exercisable in five equal installments beginning June 7, 2005.

4	The amount does not include 250,000 options that are exercisable in five equal installments beginning June 7, 2005 by Anthony Charles Ball.
5	The amount does not include 250,000 options that are exercisable in five equal installments beginning June 7, 2005 by Chad Leonard Smart.

6
The amount includes 1,500,000 other stock based awards that are exercisable in five equal installments beginning June 7, 2004, as well as 271,429 special convertible preferred shares that are convertible into common stock upon the occurrence of a trigger event. The amount does not include 500,000 options that are exercisable in five equal installments beginning June 7, 2005 by Nitin Soma.

7
The securities are held of record by BPE2 and BPESA. As the controlling shareholder of each BPE2 and BPESA, Brenthurst ("Brenthurst") Limited may be deemed to be the beneficial owner of securities held by BPE2 and BPESA. As the parent company of Brenthurst, Theseus Limited ("Theseus"), may be deemed to be the beneficial owner of securities held by Brenthurst. As the parent company of Theseus, Maitland Trustees Limited ("Maitland") may be deemed to the beneficial owner of securities held by Theseus. Brenthurst, Theseus and Maitland disclaim beneficial ownership of the securities, except to the extent of its pecuniary interest. The amount includes the special convertible preferred stock that is convertible into common stock upon the occurrence of a trigger event

8	The registered address of BPE2 and BPESA is 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands.
9
The securities are held of record by SAPEF III. As the general partner of SAPEF III, SAPEF III G.P. Limited ("SAPEF III GP) may be deemed to be the beneficial owner of the securities held by SAPEF III.

10	The registered address of SAPEF III is Walker House P.O. Box 908, George Town, Grand Cayman, Cayman Islands and Brait International is Suite 305, Third Floor, Caudan Waterfront, Port Louis, Mauritius.
11	The registered address of SAPET III is 9 Fricker Road, Illovo, Sandton, Republic of South Africa.
12
As a shareholder of SAPEF III GP, and as the parent company of Brait International, Capital Partners Group Holdings Limited ("Capital Partners") may be deemed to be the beneficial owner of securities held by each of SAPEF III GP and Brait International. As the parent company of Capital Partners, Brait S.A. may be deemed to be the beneficial owner of securities held by Capital Partners. SAPEF GP, Capital Partners and Brait S.A. disclaims beneficial ownership of the securities, except to its pecuniary interest.

13
As the Trustee of SAPET III, Brait Capital Partners Trustee (Pty) Ltd ("BCP Trustees") may be deemed to be the beneficial owner of the securities held by BCP Trustees. As a shareholder of BCP Trustees, Brait South Africa Ltd ("BSA") may be deemed to be a beneficial owner of the shares held by SAPET III. As the shareholder of BSA, Brait S.A. may be deemed to be the beneficial owner of securities held by SAPET III. BSA, BCP Trustees and Brait S.A. disclaims beneficial ownership of the securities, except to its pecuniary interest.

14	The amount includes 48,659,456 special convertible preferred shares. Nedbank Limited's registered address is 135 Rivonia Road, Sandown, 2196, South Africa.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               For services provided related to the transaction, Brait received fees totaling approximately US$4 million. Brait exercised its option to received US$2.5 million in Company shares as part payment for the services rendered. The remaining amount is to be paid in cash and is included in accounts payable as of June 30, 2004 Messrs Ball and Smart are directors of subsidiaries and associates of the Brait Consortium.

               During the period Net1 Holdings S.a.r.l. made payments on the Company's behalf. A total of approximately US$0.3 million remains outstanding without interest and is due on demand. Dr. Belamant is the Chief Executive Officer of Net1 Holdings S.a.r.l. can vote all of its shares.

               Pursuant to a Director's Resolution of January 29, 2002, approximately US$0.4 million (2003: approximately US$0.2 million) of consulting fees paid to the ex-CEO, Claude Guerard, of Net1 had been postponed until it had sufficient funds. In July 2004 the amount due to Mr. Guerard was paid in full.

Nedcor's subsidiary Nedbank Limited has the right to approximately 57 million special convertible preferred stock of the Company as of June 30, 2004. The Company provides Nedcor with point of sale terminals and other pay processing hardware. In addition, the Company has a software development and maintenance contract with Nedcor and provides other sundry services. During the year the Company earned $1.6 million under the software development and maintenance contract, $0.9 million in hardware sales and $0.05 million from other sundry services. Included in accounts receivable is $1 million due from Nedcor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

               The following table shows the fees that we paid or accrued for the audit and other services provided by Deloitte and Fisher Hoffman for the 2004 and 2003 fiscal year.

	Fiscal 2004	Fiscal 2003
	US$ ‘000	US$ ‘000
Audit Fees	136	73
Audit-Related Fees	6	1
Tax Fees	65	31
All Other Fees	358	59

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

               Audit-Related Fees – This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

               Tax Fees – This category consists of professional services rendered by Deloitte and Fisher Hoffman for tax compliance and tax advice. The services for the fees disclosed under this category include tax return review and technical tax advice.

               All Other Fees – This category consists of fees related to the internal audit services provided by Fisher Hoffman and other miscellaneous items. Of the $0.36 million, Fisher Hoffman received $0.35 million and Deloitte received $0.01 million.

               The Board of Directors has adopted a procedure for pre-approval of all fees charged by Deloitte, the Company's independent auditors and independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Deloitte with respect to fiscal year 2004 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

We furnished to the SEC reports on Form 8-K on May 19, 2004 and June 9, 2004.

The May 19, 2004 Form 8-K was for the purpose of announcing that our Registration Statement on Form S-4 was declared effective by the SEC on May 14, 2004, and that the Company's Special Meeting will be held on May 27, 2004.

The June 9, 2004 Form 8-K was for the purpose of announcing the completion of the acquisition of, in consideration for which Net1 is issuing 192,967,138 shares of its special convertible preferred stock, that at the May 27, 2004 meeting, Net1 shareholders approved the issuance of 105,661,428 shares of the common stock for the financing of the Aplitec acquisition, the amendments to the Company's Articles of Incorporation to increase its authorized capitalization. The preferred stock is convertible into common stock of Net1 on a share-for-share basis. In addition, it was announced that Serge Belamant, Net1's Chairman of the Board, succeeded Claude Guerard as Chief Executive Officer, Herman Kotze was elected as Chief Financial Officer and Director, and Anthony Ball and Chad Smart have joined the Board of Directors. Under the stock purchase agreement with the Brait consortium, they have the right to designate a third person to Net1's Board. The Company also elected Brenda Stewart and Nitin Soma as Senior Vice Presidents.

(c) Exhibit Listing

Exhibit Number	Description
2.1
Sale Agreement, dated October 31, 2003 between Net 1 Applied Technology Holdings Limited, Net 1 Investment Holdings (Proprietary) Limited, Net 1 Support Services (Proprietary) Limited and Newshelf 713 (Proprietary) Limited. (2)

2.2	Asset Purchase Agreement, dated as of January 30, 2004, between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (2)
2.3	Asset Purchase Agreement, dated as of January 30, 2004, between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (2)
2.4	Common Stock Purchase Agreement , dated as of January 30, 2004, between Net 1 UEPS Technologies, Inc and SAPEF III International G.P. Limited (or its nominees). (2)
2.5	Subscription Agreement, dated November 10, 2003, between the Trustees for the time being of the New Aplitec Participation Trust and Newshelf 713 (Proprietary) Limited. (2)
2.6	Trust Deed for the Aplitec Holding Participation Trust, dated October 31, 2003, entered into between Newshelf 713 (Proprietary) Limited and Brait Capital Parters Trustees (Proprietary) Limited. (2)
2.7
Trust Deed for the Aplitec Holdings Participation Trust, dated January 30, 2004, between Walker SPV, SAPEF III International G.P. Limited (in its capacity as original enforcer), Brait Capital Partners Trustees (Proprietary) Limited (in its capacity as trustee of the New Aplitec Participation Trust) and Net 1 UEPS Technologies, Inc. (2)

2.8	Umbrella Agreement, dated November 10, 2003, South African Private Equity Trust III and South African Private Equity Fund III L.P. and Newshelf 713 (Proprietary) Limited. (2)
3.1	Articles of Incorporation of Net 1 UEPS Technologies, Inc. (1)
3.2	Articles of Amendment of Incorporation of Net 1 UEPS Technologies, Inc (included as Annex A to the proxy/prospectus) (2)
3.3	Bylaws of Net 1 UEPS Technologies, Inc. (1)
10.1	Patent and Technology Agreement, between the Net 1 UEPS Technologies, Inc. and Net 1 Holdings S.a.r.l., dated May 3, 2000. (1)
10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (2)

10.3	Consulting Agreement between Net 1 Holdings S.a.r.l. and Claude Guerard, dated October 1, 1999 (1)
10.4	Assignment of Consulting Agreement between Net 1 Holdings S.a.r.l. ("Assignor") and Net 1 UEPS Technologies, Inc ("Assignee") dated October 25, 1999 (1)
10.5	Outsourcing Agreement between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings Ltd. effective as of January 1, 2001 (1)
10.6	Distribution Agreement between Net 1 UEPS Technologies Inc. and Net 1 Investment Holdings (Pty) Ltd. effective as of July 1, 2002 (1)
10.7	Service Level Agreement between The Limpopo Provincial Government in its Department of Health and Welfare and Cash Paymaster Services (Northern) (Pty) Limited (2)
10.8	Service Level Agreement between the Department of Social Welfare and Population Development, KwaZulu Natal and Cash Paymaster Services KwaZulu Natal (Pty) Limited (2)
10.9	2004 Stock Incentive Plan (included as Annex B to the proxy statement/prospectus) (2)
14	Aplitec's Code of Ethics
16.1	Letter regarding change in certifying accountant – Manning Elliott (3)
16.2	Letter regarding change in certifying accountant – Fisher Hoffman PKF
21	Subsidiaries of Registrant
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on form 10-SB filed August 1, 2000

(2) Incorporated by reference to exhibits with the corresponding number filed with our proxy/prospectus on form S-4 filed February 3, 2004.

(3) Incorporated by reference to exhibit with the corresponding number filed with our form 8-K filed July 16, 2004.

ITEM 16 CODE OF ETHICS

Refer Exhibit 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Johannesburg, South Africa, on October 8, 2004.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Serge Belamant	Chief Executive Officer and Chairman of the Board, Director (Principal Executive Officer)	October 8, 2004
Serge Belamant

/s/ Herman Gideon Kotze	Chief Financial Officer, Treasurer and Secretary, Director (Principal Financial and Accounting Officer)	October 8, 2004
Herman Gideon Kotze

/s/ Anthony Charles Ball	Non-Executive Director	October 8, 2004
Anthony Charles Ball

/s/ Chad Leonard Smart	Non-Executive Director	October 8, 2004
Chad Leonard Smart

FORM 10-K - ITEM 8

NET 1 U.E.P.S. TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Net 1 U.E.P.S. Technologies, Inc. are included:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders of Net 1 U.E.P.S Technologies Incorporated

We have audited the accompanying consolidated balance sheet of Net 1 U.E.P.S. Technologies Inc. and subsidiaries (the “Company”) as of June 30, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended June 30, 2003 and 2002, before the restatement for changes in composition of segment information described in Note 15 to the financial statements, were audited by other auditors.

Scope

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Audit opinion

In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company at June 30, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company as of June 30, 2003 and 2002 and for the years then ended were audited by other auditors. As described in Note 15, these financial statements have been restated. We audited the adjustments described in Note 15 that were applied to restate the disclosures of 2003 and 2002 segment information in the accompanying financial statements to give retroactive effect to the change in composition of reportable segments. Our procedures included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2003 and 2002 financial statements of the Company other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2003 and 2002 financial statements taken as a whole.

In addition, as described in note 11, the earnings per share and diluted earnings per share for 2003 and 2002, set out in the consolidated statements of operations, has been restated. This is to give effect to the change in capital structure resulting from the transaction described in note 1. We have audited the restatement of earnings per share and diluted earnings per share using the restated number of weighted average common stock in issue and weighted average diluted stock and the audited net income reported for the years ended June 30, 2003 and 2002.

/s /Deloitte & Touche (South Africa)

Chartered Accountants (SA)
Johannesburg, Republic of South Africa
October 8, 2004

REPORT OF THE INDEPENDENT AUDITORS

TO THE MEMBERS OF NET1 APPLIED TECHNOLOGY HOLDINGS LIMITED

We have audited the accompanying consolidated balance sheets of Net 1 Applied Technology Holdings Limited and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Corporation’s directors. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in South Africa and of the Public Companies Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

For purposes of reporting on the 2004 fiscal year the composition of reportable segments has been changed which has resulted in the corresponding information for earlier periods being restated. Similarly, the number of issued and authorised shares during 2003 and 2002 has been restated as a result of the transaction described in Note 1. As we are not registered with the Public Companies Accounting Oversight Board (United States), we are unable at this point to verify the adjustments and hence to express an opinion on the restated segment report as well as the earnings per share disclosures included in these financial statements.

In our opinion, except for the effects of such adjustments to the segment report and earnings per share disclosures, if any, as might have been determined to be necessary had we been able to satisfy ourselves as to the correctness of the restatements, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 Applied Technology Holdings Limited and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s /Fisher Hoffman PKF (Jhb) Inc.

FISHER HOFFMAN PKF (JHB) INC
Chartered Accountants (SA)
Registered Accountants and Auditors

November 30, 2003
October 8, 2004

Net 1 U.E.P.S. Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and 2003

	2004	2003
	$ ' 000	$ ' 000

ASSETS

CURRENT
Cash and cash equivalents	80,282	54,313
Trade and other receivables (net of allowances of - 2004: $8,387;
2003: $6,797)	33,527	20,614
Inventory	1,054	845
Deferred income taxes	2,549	2,933
	117,412	78,705

LONG TERM RECEIVABLE	1,106	-

PROPERTY, PLANT, & EQUIPMENT, net	7,638	8,017

EQUITY ACCOUNTED INVESTMENT	878	-

GOODWILL	15,212	8,046

INTANGIBLE ASSETS	10,386	3,591

TOTAL ASSETS	152,632	98,359

LIABILITIES

CURRENT
Bank overdraft	19	-
Trade and other payables	23,693	16,459
Income taxes payable	24,119	3,402
	47,831	19,861

DEFERRED INCOME TAXES	8,961	7,994

LONG TERM LIABILITIES	252	-

	57,044	27,855

SHAREHOLDERS' EQUITY

COMMON STOCK
Authorized: 500,000,000 with $0.001 par value;
Issued and outstanding shares - 2004: 135,235,220;
2003: 192,967,138	135	39

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 300,000,000 with $0.001 par value;
Issued and outstanding shares: 192,967,138	193	-

B CLASS PREFERRED STOCK
Authorized: 330,000,000 with ZAR 0.001 par value;
Issued and outstanding shares: 236,977,187	38	-

ADDITIONAL PAID-IN-CAPITAL	71,681	40,538

OTHER COMPREHENSIVE INCOME (LOSS)	15,039	(962)

RETAINED EARNINGS	8,502	30,889
	95,588	70,504
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	152,632	98,359

The consolidated notes are an integral part of these consolidated financial statements.

Net 1 U.E.P.S. Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	$'000	$'000	$'000

REVENUE	131,098	74,924	51,793

EXPENSES

COST OF GOODS SOLD, IT PROCESSING, SERVICING AND SUPPORT	39,134	25,935	14,170

GENERAL AND ADMINISTRATION EXPENSES	39,677	26,399	21,637

DEPRECIATION AND AMORTIZATION	5,676	3,323	3,128

REORGANIZATION COSTS	11,133	-	-

OPERATING INCOME	35,478	19,267	12,858

INTEREST INCOME, net	3,640	2,600	1,381

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST	39,118	21,867	14,239

INCOME TAX EXPENSE	25,927	9,473	5,554

MINORITY INTEREST	-	452	167

NET INCOME FROM CONTINUING OPERATIONS BEFORE
EARNINGS FROM EQUITY ACCOUNTED INVESTMENT,
EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
AN ACCOUNTING CHANGE	13,191	11,942	8,518

EARNINGS FROM EQUITY ACCOUNTED INVESTMENT	87	-	-

EXTRAORDINARY ITEM	-	857	-

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	-	318	-

NET INCOME FOR THE YEAR	13,278	13,117	8,518

Basic earnings per share, in cents

Common stock	6.6	6.8	4.5

Linked units	6.6

Diluted earnings per share, in cents

Common stock	6.4	-	4.5

Linked units	6.4

The consolidated notes are an integral part of these consolidated financial statements.

Net 1 U.E.P.S. Technologies, Inc.
CONSOLIDATED STATEMENTS OF MOVEMENTS IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

				Special Convertible		B Class
	Common Stock			Preferred Stock		Preferred Stock			Accumulated
	Number	Amount	Additional	Number	Amount	Number	Amount		Other
	of		Paid-in	of		of		Retained	Comprehensive		Comprehensive
	Shares		Capital	Shares		Shares		Earnings	Income (loss)	Total	Income (loss)
		'000	'000		'000		'000	'000	'000	'000	'000

Balance - July 1, 2001	187,134,139	37	38,445	-	-	-	-	15,710	(9,159)	45,033

Net Income								8,518		8,518	8,518

Dividends declared								(2,531)		(2,531)

Stock issued during the year	2,972,136	1	527							528

Stock compensation expense			384							384

Movement in Foreign Currency
Translation Reserve									(10,208)	(10,208)	(10,208)

Balance - June 30, 200 2	190,106,275	38	39,356	-	-	-	-	21,697	(19,367)	41,724	(1,690)

Net Income								13,117		13,117	13,117

Dividends declared								(3,925)		(3,925)

Stock issued during the year	2,860,863	1	569							570

Stock compensation expense			613							613

Movement in Foreign Currency
Translation Reserve									18,405	18,405	18,405

Balance - June 30, 2003	192,967,138	39	40,538	-	-	-	-	30,889	(962)	70,504	31,522

Net Income								13,278		13,278	13,278

Items related to the
reorganization transaction

Dividends paid								(35,665)		(35,665)

Cash distribution to Aplitec
shareholders			(37,002)							(37,002)

Reorganization of share capital	(191,461,427)	(39)	(192)	191,461,427	193	235,128,068	38			-

Issue of linked units to Brait in
accordance with underwriting
agreement	(1,505,711)		847	1,505,711		1,849,119				847

Reverse acquisition of Net 1 by
Aplitec	15,852,856	16	7,918							7,934

Issue of common stock	105,661,428	106	52,725							52,831

Stock issued in accordance with
2004 Stock Incentive Plan	8,720,936	8	4,352							4,360

Issue of stock for transaction fees	5,000,000	5	2,495							2,500

Movement in Foreign Currency
Translation Reserve									16,001	16,001	16,001

Balance - June 30, 2004	135,235,220	135	71,681	192,967,138	193	236,977,187	38	8,502	15,039	95,588	29,279

The consolidated notes are an integral part of these consolidated financial statements.

Net 1 U.E.P.S. Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	$'000	$'000	$'000

Cash flows from operating activities
Cash received from customers	123,177	70,768	72,059
Cash paid to suppliers and employees	(72,825)	(49,487)	(57,501)
Interest received	15,362	8,065	3,260
Finance costs paid	(11,698)	(5,465)	(1,879)
Income taxes paid	(12,121)	(6,237)	(4,186)
Net cash provided by operating activities	41,895	17,644	11,753

Cash flows from investing activities
Capital expenditures	(2,802)	(6,712)	(1,919)
Proceeds from disposal of property, plant and equipment	62	314	624
Long term receivable granted	(937)	-	-
Acquisition of minority interests/subsidiaries/equity accounted investments	(2,052)	(995)	415
Cash received on acquisition of Net 1 U.E.P.S. Technologies, Inc.	8	-	-
Net cash used in investing activities	(5,721)	(7,393)	(880)

Cash flows from financing activities
Proceeds from issue of share capital	52,831	570	528
Proceeds from issue of preference share capital	847	-	-
Proceeds from bank overdrafts	17	-	-
Cash distribution to shareholders	(37,002)	-	-
Dividends paid	(40,753)	(2,836)	-
Net cash used in financing activities	(24,060)	(2,266)	528

Effect of exchange rate changes on cash	13,855	14,178	(6,284)

Net increase in cash and cash equivalents	25,969	22,163	5,117

Cash and cash equivalents - beginning	54,313	32,150	27,033

Cash and cash equivalents at end of year	80,282	54,313	32,150

The consolidated notes are an integral part of these consolidated financial statements.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Net 1 UEPS Technologies, Inc. ("Net1" or the "Company") was incorporated in the State of Florida on May 8, 1997 and is engaged in the business of commercializing the smart card technology based Universal Electronic Payment System ("UEPS") and Funds Transfer System ("FTS") through the development of strategic alliances with national and international bank and card service organizations.

Net 1 Applied Technology Holdings Limited ("Aplitec") was a holding company established and existing under the laws of Republic of South Africa. Aplitec's subsidiaries employed specialized smart card technologies to add efficiency to commercial activities requiring money transfers, payment systems, and other electronic data applications. Through its subsidiaries, Aplitec was involved in the administration, management and payment of social welfare grants and handles the payment of pensions on behalf of the government in five of the nine provinces of South Africa. Aplitec also operated micro-lending businesses with more than 100 branches throughout South Africa and developed, marketed and licensed administrative and payment solutions for the micro- lending industry. In addition, Aplitec provided financial services to its customers through its proprietary smart card platform and provided technical, operational, business solutions and outsourcing services to companies.

As a result of the transaction described below, the former shareholders of Aplitec obtained a majority voting interest in the Company on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-K unless indicated otherwise for the periods up to June 7, 2004 represent the results of Aplitec prior to the date it acquired Net 1. For the period from June 7, 2004 the financial information presented herein represents the consolidated results of Aplitec and Net 1 with Net 1 as the acquired entity.

Although Aplitec is deemed to be the acquiring company for financial and reporting purposes, the legal status of the Company as the surviving corporation has not changed.

The transaction referred to above had the following elements:

•
On June 7, 2004, Net 1 Applied Technologies South Africa Limited ("New Aplitec"), a holding company established and existing under the laws of South Africa, completed a transaction whereby it acquired substantially all of the assets and liabilities of Aplitec for $127.53 million (or ZAR825,641,638) (the "net purchase price"). The net purchase price together with the cash retained in Aplitec was distributed as an advance distribution to Aplitec shareholders.

• The New Aplitec Participation Trust ("South African Trust") is a South African bewind trust established and existing under the laws of South Africa.

• The Aplitec Holdings Participation Trust (the "Cayman Trust") is a purpose trust created under Part VIII of the Trust Law (2001 Revision) of the Cayman Islands.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

•
The Aplitec shareholders had the option of either electing to receive 190 South African cents per share and an investment in New Aplitec in the form of a nil paid renounceable letter of allocation representing an interest in a New Aplitec B class preference share ("B class preferred stock") and B class loans held by the South African Trust (collectively the "reinvestment option") or cash of 500 South African cents per share. Shareholders who elected to receive the reinvestment option are described as "reinvesting shareholders". In addition to the liquidation dividend, reinvesting shareholders were granted, units in the South African Trust with the right to receive, for no additional consideration, special convertible preferred stock of the Company, which are held by the Cayman Trust. These shares may be converted, upon the occurrence of a trigger event, to Company common stock on a one-for-one basis. Company common stock for one share of the Company's special convertible preferred stock. A trigger event can occur when a unit holder gives notice to the South African Trust in writing of its intention to convert some or all of its B class preferred stock and B class loans. A trigger event also includes the abolition or relaxation of Exchange Controls by the South African Reserve Bank to permit reinvesting shareholders to hold Company common stock directly or the winding up or placing under judicial management of New Aplitec or the Company.

•
Upon receipt of notice of a trigger event, the trustee of the South African Trust will request delivery from the Cayman Trust of the number of shares of the Company's special convertible preferred stock attributable to the units being converted. Upon delivery by the Cayman Trust, the South African Trust will transfer these shares of special convertible preferred stock, along with a proportionate number of B class preferred stock and loan accounts to the Company in exchange for shares of the Company's common stock.

•
On June 25, 2004, shareholders holding 1,849,119 of Aplitec's issued shares elected the cash option. The remaining shareholders holding 235,128,068 shares elected the reinvestment option. Aplitec entered into an underwriting agreement with South African Private Equity Trust III ("SAPET") and South African Private Equity Fund III L.P. ("SAPEF" and, together with SAPET, the "Underwriters"). In terms of this arrangement the Underwriters agreed to take up all of the rights in the South African Trust of the reinvestment option not taken up by Aplitec's shareholders, up to the maximum of $70 million (or ZAR437 million), which was equivalent to 64.7% of the reinvestment option, at a price of $0.45 (or ZAR2.85) per Aplitec share not involved in the reinvestment. The Underwriters paid $0.84 million (or ZAR5,269,989) for 1,849,119 units in the South African Trust in terms of the underwriting agreement.

•
On May 27, 2004, the Company issued 192,967,138 of its special convertible preferredstock to the Cayman Trust, to be held for the benefit of Aplitec's shareholders thatelected the reinvestment option and the Underwriters.

•
The combination of instruments issued to the reinvesting shareholders (B Class preferred stock and B Class loans in New Aplitec as well as rights to receive special convertible preference shares in the Company) are referred to as "linked units" and the reinvesting shareholders that hold these instruments are referred to as "linked unit holders". Both the Net 1 common stock and the linked units have been reflected as equity of the Company. Refer to Note 10 – Capital Structure for a detailed explanation of this treatment.

In this document we refer to the continuing combined entity of Net 1 and Aplitec, i.e. the registrant as it exists now, as "the Company" or "Net 1". We refer to the historic Aplitec business before the transaction as "Aplitec", and the subsidiary that legally acquired the business of Old Aplitec as "New Aplitec". Finally we refer to the historic business of Net 1 UEPS Technologies, Inc prior to the transaction as "NUEP".

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

2

SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of the Company include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Principles of consolidation

The financial statements of entities which are controlled by the Company, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, plant and equipment

Property, plant and equipment are shown at cost less accumulated depreciation. Property, plant and equipment are depreciated on the straight-line basis at rates which are estimated to amortize the assets to their anticipated residual values over their useful lives. Within the following asset classifications, the expected economic lives are approximately:

Computer equipment	3 years

Office equipment	3 years

Vehicles	4 to 5 years

Furniture and fittings	5 to 10 years

The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in income.

Leasehold improvement costs

Costs incurred in the adaptation of leased properties to serve the requirements of the Company are capitalized and amortized over the shorter of the term of the lease and the contract for which the lease has been entered into. Where the Company is required to restore a property to its original condition upon termination of a lease, the related costs are expensed as incurred.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

2

SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The tax rate in South Africa varies depending on whether income is distributed. The income tax rate is currently 30%, but upon distribution an additional tax (Secondary Tax on Companies, or "STC") of 12.5% is due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes using a combined rate of 37.78% . These rates have not changed over the past three years.

In establishing the appropriate income tax valuation allowances, the Company assesses the realizability of its net deferred tax assets, and based on all available evidence, both positive and negative, determines whether it is more likely than not that the net deferred tax assets or a portion thereof will be realized.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair values of the identifiable assets acquired and liabilities assumed. Effective July 1, 2002, the Company tests for impairment of goodwill on an annual basis and at any other time if events or circumstances change that would more likely than not reduce the fair value of the reporting unit goodwill below its carrying amount.

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; and, results of testing for recoverability of a significant asset group within a reporting unit.

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

Intangible assets

Intangible assets are shown at cost less accumulated amortization and are amortized over their useful lives, which vary between five and ten years. Intangible assets are periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

2

SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Method Investments

The Company uses the equity method to account for investments in companies when it has a significant influence but not control over the operations of the company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity accounted company's net income (loss). In addition, dividends received from the equity accounted company reduce the carrying value of our investment.

Inventory

Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out basis and includes transport and handling costs.

Translation of foreign currencies

The functional currency of the Company is the South African Rand and its reporting currency is the United States dollar. The current rate method is used to translate the financial statements of the Company to United States Dollars. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders' equity.

Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

Revenue recognition

Fees and commissions

The Company provides a State pension and welfare benefit distribution service to provincial governments in South Africa. Fees are computed based on the number of beneficiaries included in the Government payfile. Fee income received for these services is recognized in the income statement when distributions have been made.

The Company provides an automated payment collection service to third parties, for which it charges monthly fees. These fees are recognized in the income statement as the underlying services are performed.

Interest income

Interest income earned from micro-lending activities is recognized in the income statement as it falls due, using the effective interest rate method by reference to the constant interest rate stated in each loan agreement.

Capital and interest that is in arrears and determined to be doubtful is provided for in full if the capital outstanding has not been insured. The Company insures against losses of capital related to certain loans. For these loans, provision is made for the amount of interest previously recognized in the income statement if it is determined that the interest outstanding will not be collected.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

2

SIGNIFICANT ACCOUNTING POLICIES (continued)

Systems implementation projects

The Company undertakes smart card system implementation projects. The hardware and software installed in these projects are in the form of customized systems, which ordinarily involve modification to meet the customer's specifications. Software delivered under such arrangements is available to the customer permanently, subject to the payment of annual license fees. Revenue for such arrangements is recognized under the completed contract method, no income and profit being recognized until the contract is completed, save for annual license fees, which are recognized in the period to which they relate. Up-front and interim payments received are recorded as client deposits until customer acceptance.

Other income

Revenue from service and maintenance activities is charged to customers on a time-and-materials basis and is recognized in the income statement as services are delivered to customers.

Research and development expenditure

Research and development costs are charged to net income in the periods in which they are incurred.

Loan provisions

A specific provision is established for all loans where it is considered likely that some of the capital and interest will not be repaid by the borrower. Where the loan capital is insured, the amount due to be recovered from the insurer is recorded as a receivable. Default is taken to be likely after a specified period of repayment default, which is generally not more than 150 days. The provision is assessed based on a review by the management of the ageing of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

2

SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company accounts for stock-based compensation under the expense recognition provisions of APB 25 and provides disclosures of pro-forma stock compensation expense in accordance with SFAS 123. Included in net income for the Company's share option plan and stock awards under APB 25 was a charge of $4.36 million (2003: $0.6 million; 2002: $0.4 million). Had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with SFAS 123, the Company's net income and earnings per share in accordance with US GAAP for 2002, 2003 and 2004 would have been as presented in the pro-forma disclosures below:

	2004	2003	2002

Net income	$13,278	$13,117	$8,518
Add back: stock-based compensation expense included in
reported net income, net of related tax effects	4,360	613	384
Deduct: total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(6,257)	(100)	(209)

Pro-forma net income	$11,381	$13,630	$8,693

Earnings per share, basic and diluted ($):
Basic, as reported	0.07	0.07	0.05
Basic, pro forma	0.05	0.07	0.05

Weighted average assumptions(1):
Risk-free interest rate	3.50%	14.00%	13.00%
Dividend yield	0.00%	0.00%	0.00%
Stock volatility	72.00%	67.82%	67.82%
Average expected life (years)	7.00	2.15	2.15

(1) the 2004 assumptions are based on stock issued under the 2004 Stock Incentive Plan and the 2003 and 2002 assumptions are based on the stock compensation plan for the equity listed on the Johannesburg Securities Exchange.

3	PROPERTY, PLANT AND EQUIPMENT

	2004	2003

Cost:
Computer equipment	$16,626	$11,444
Furniture and office equipment	4,097	2,407
Motor vehicles	10,140	7,979
	30,863	21,830
Accumulated depreciation:
Computer equipment	14,558	8,247
Furniture and office equipment	2,280	1,329
Motor vehicles	6,387	4,237
	23,225	13,813
Carrying amount:
Computer equipment	2,068	3,197
Furniture and office equipment	1,817	1,078
Motor vehicles	3,753	3,742
	$7,638	$8,017

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

4

GOODWILL AND INTANGIBLE ASSETS

On July 1, 2002 the Company adopted SFAS 142 for US GAAP purposes, which required that goodwill and certain intangible assets with indefinite useful lives, including those recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually. The standard also required the completion of a transitional impairment test with any resulting impairment identified treated as a cumulative effect of a change in accounting principle.

Prior to SFAS 142, the Company assessed goodwill for impairment based on the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and had to evaluate the periods of amortization continually to determine whether later events and circumstances warranted revised estimates of useful lives; impairment had to be recognized when the carrying amount exceeded the fair market value of the asset.

In connection with the adoption of SFAS 142, the Company completed a transitional impairment test of its goodwill. Fair value was determined based on discounted cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that goodwill was not impaired and that no adjustment was required.

Summarized below is the carrying value and accumulated amortization of the intangible assets that will continue to be amortized under SFAS 142, as well as the carrying amount of goodwill, which will no longer be amortized.

	2004			2003
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value

Goodwill	$19,302	$(4,090)	$15,212	$12,085	$(4,039)	$8,046
Finite-lived intangible
assets:
Contract rights	2,673	(520)	2,153	-	-	-
Customer contracts	114	(2)	112	-	-	-
Exclusive licences	4,506	(54)	4,452	-	-	-
FTS patent	6,106	(2,443)	3,663	5,129	(1,539)	3,591
Other patents	6	-	6	-	-	-
Total finite-lived
intangible assets	$13,405	$(3,019)	$10,386	$5,129	$(1,539)	$3,591

The Company obtained its patent for the Funds Transfer System (FTS) on its acquisition of Net 1 Investment Holdings (Proprietary) Limited ("Net 1 Holdings") on July 12, 2000. 100% of Net 1 Holdings' issued share capital was acquired for a historical cost of approximately $3.2 million (or $4.1 million at the year end exchange rate of $1:ZAR6.275), which was satisfied through the issuance of 9,750,000 of the Company's common shares. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $4.8 million (or $2 million at the year end exchange rate of $1:ZAR6.275) . Net 1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company's smart card applications are based.

Aggregate amortization expense on the FTS patent for the year ended June 30, 2004 was approximately $0.6 million (2003: $0.5 million, 2002: $0.4 million). Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

4

GOODWILL AND INTANGIBLE ASSETS (continued)

In December 2003 the Company entered into an agreement with various black economic empowerment partners (the "partners) whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The Company total amount to be paid to the partners is approximately $2.3 million (or $2.7 million at the year end exchange rate of $1:ZAR6.275), of which $1.3 million was paid during the year. The amount paid will be amortized over the contract period of 3 years. Amortization for the nine months to June 2003 is approximately $0.5 million.

As a result of the reverse acquisition described in note 1 the assets and liabilities of the Company were valued in accordance with the requirements of SFAS 14, Business Combinations. The customer contracts and exclusive licenses were valued by an independent third party and these assets were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of 5 and 7 years respectively. Amortization expense for the customer contracts and exclusive licenses for the year ended June 30, 2004 is $0.002 million and $.05 million, respectively.

As required by SFAS 141 goodwill has been allocated to the Company's reportable UEPS Transaction-based activities, UEPS-based Financial Services and Hardware, Software and related Technology Sales business segments as follows:

	June 30, 2004
		Accumulated	Net carrying
	Cost	amortization	value

UEPS transaction-based activities	$3,841	$(1,133)	$2,708
UEPS-based financial services	7,857	(2,203)	5,654
Hardware, software and related technology sales	7,604	(754)	6,850
Total	$19,302	$(4,090)	$15,212

	June 30, 2003
		Accumulated	Net carrying
	Cost	amortization	value

UEPS transaction-based activities	$3,962	$(1,554)	$2,408
UEPS-based financial services	6,602	(1,851)	4,751
Hardware, software and related technology sales	1,521	(634)	887
Total	$12,085	$(4,039)	$8,046

As required by SFAS 142, the standard has not been retroactively applied to the results for the period prior to adoption. Net profit on a pro-forma basis, as if SFAS 142 had been adopted as of July 1, 2000, is presented below:

	2004	2003	2002

Reported net profit	$13,278	$13,117	$8,518
Add back: goodwill amortization	-	-	865
Recognition of negative goodwill	-	-	-
Adjusted net profit	$13,278	$13,117	$9,383

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

4	GOODWILL AND INTANGIBLE ASSETS (continued) The effect of adopting FAS 142 on July 1, 2002 was as follows:

	2004	2003

Extraordinary gain – negative goodwill that arose after July 1, 2002
	-	$857
Cumulative effect of an accounting change: write-off of negative
goodwill that arose prior to July 1, 2002	-	318
	-	$1,175

5.	INCOME TAXES

The following is a reconciliation of income taxes, calculated at the statutory South African  income tax rate, to the income tax provision included in the accompanying statements of operations for each of the years ended June 30:

	2004	2003	2002
Income tax provision
Current provision	$21,298	$10,635	$5,757
Capital gains tax	4,012	-	-
Deferred taxation charge (benefit)	617	(1,162)	(203)
Income tax provision	25,927	9,473	5,554

Income tax rate reconciliation
Income taxes at statutory South African tax rates	37.78%	37.78%	37.78%
Permanent items	9.95%	5.54%	1.23%
NUEP losses not provided for	8.29%	-	-
Capital gains tax	10.26%	-	-
Income tax provision	66.28%	43.32%	39.01%
Current	54.45%	48.63%	40.43%
Capital gains tax	10.26%	-	-
Deferred	1.58%	-5.31%	-1.42%

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.	INCOME TAXES (continued) The following table shows the significant components included in deferred income taxes as at June 30:

	2004	2003
Assets:

Assessed losses	$6,667	$1,431
Valuation allowance related to assessed losses	(3,245)	-
Prepaid expenses	(2,395)	(1,365)
Provisions and accruals	1,191	2,833
Other	331	34
	2,549	2,933

Liabilities:
FTS patent	1,384	1,356
Intangible assets	1,633	(167)
Property, plant and equipment	-	(98)
STC Liability	6,025	6,756
Other	(81)	147
	8,961	7,994

Net deferred income tax liabilities	$6,412	$5,061

6.

STOCK-BASED COMPENSATION

2004 Stock Incentive Plan

The shareholders of the Company approved the 2004 Stock Incentive Plan (the "Plan") on May 27, 2004. The 2004 Stock Incentive Plan permits the Company to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Company's board of directors (‘the committee") administers the Plan.

Term

No awards may be granted under the Plan after the tenth anniversary of the effective date of the Plan, but awards granted before such tenth anniversary may extend beyond that date.

Shares Reserved for Awards and Limits on Awards

The total number of shares of Company common stock available under the Plan initially will be 17,441,872, of which 8,720,936 shares may be used with respect to stock options, and 8,720,936 shares may be used in respect of other stock-based awards, which may include grants of restricted shares. The maximum number of shares for which stock options and stock appreciation rights, or for which other stock-based awards may be granted during a calendar year to any participant is 2,616,281, which is approximately 30% of the total number of shares that may be used with respect to stock options or stock-based awards under the Plan.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.

STOCK-BASED COMPENSATION (continued)

Stock Options

The committee will establish the duration of each option at the time it is granted. The maximum duration of an incentive stock option is ten years after the date of grant. The committee will establish the exercise price of each option at the time it is granted. Initial grants of nonqualified stock options may be made at an exercise price of US$0.50 per share, which is based on the price per share of Company common stock issued to the Brait Consortium. The exercise price of an incentive stock option may not be less than the fair market value of the underlying common stock on the date of grant. The committee may establish vesting and performance requirements that must be met prior to the exercise of options. Unless otherwise determined by the committee, stock options will vest ratably, on an annual basis, over a period of five years, commencing with the first anniversary of the grant date. On June 7, 2004 the Company granted 8,720,936 options to directors, management and employees of Aplitec at an exercise price of $0.50. The options vest immediately and can be exercised ratably, on an annual basis, over a period of five years, commencing with the first anniversary of the grant date. No compensation expense was recorded as the grants were made at market value, which was considered to be the price that the Brait Consortium paid for its shares in the Company.

Stock Appreciation Rights

The committee also may grant stock appreciation rights, either singly or in tandem with underlying stock options. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash or shares of our common stock (as determined by the committee) equal in value to the excess of the fair market value of the shares covered by the right over the grant price.

Other Stock-Based Awards

The 2004 Stock Incentive Plan permits the committee to grant awards that are valued by reference to, or otherwise based on the fair market value of, our common stock. These awards will be in such form and subject to such conditions, as the committee may determine, including the satisfaction of performance goals, the completion of periods of service or the occurrence of events.

As a condition precedent to the transaction the committee granted 8,720,936 stock awards to management and employees of Aplitec on June 7, 2004. These grants were valued at $0.50 per stock award, vest immediately and can be exercised ratably, on an annual basis, over a period of five years, commencing with the grant date. Market value for the shares was determined to be the price that the Brait Consortium paid for its shares in the Company. The total cost related to these grants recognized in income for the year ended June 30, 2004 is approximately $4.3 million.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.	STOCK-BASED COMPENSATION (continued) The movement in stock options outstanding during the three years ended June 30, 2004 is summarized in the following table:

	2004		2003		2002
	No. of	Weighted	No. of	Weighted	No. of	Weighted
	shares	average	shares	average	shares	average
	under	exercise	under	exercise	under	exercise
	option	price	option (1)	price	option (1)	price

Outstanding at
beginning of year	-	-	2,890,721	$0.16	5,903,571	$0.15
Granted	8,720,936	-	-	-	-	-
Exercised	-	$0.5	2,860,863	$0.16	2,972,136	0.15
Lapsed or otherwise
forfeited	-	-	29,857	-	40,714	-
Outstanding at end of
year	8,720,936	-	-	$0.16	2,890,721	$0.15
Exercisable at end of
year	-	-	-	-	-	-

(1) the number of stock based awards outstanding during 2003 and 2002 has been adjusted using the reinvestment ratio mentioned in Note 1 above.

7.	TRADE AND OTHER RECEIVABLES

	2004	2003

Trade and other receivables, gross	$41,914	$27,411
Allowance for doubtful accounts, beginning of year
restated at year end rates	8,091	5,682
Provisions charged to the income statement	723	1,122
Amounts utilized	(427)	(7)
Allowance for doubtful accounts, end of year	8,387	6,797
Trade and other receivables, net	$33,527	$20,614

8.	TRADE AND OTHER PAYABLES

	2004	2003

Trade payables	$7,431	$6,189
Accruals	9,091	4,404
Value-added tax payable	1,049	661
Other payables	2,984	2,629
Provisions	3,138	2,576
	$23,693	$16,459

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	REVENUE

	2004	2003	2002

Sale of goods	$3,321	$7,979	$6,216
Services rendered and loan based interest received	127,777	66,945	45,577
	$131,098	$74,924	$51,793

10.	CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS

The balance sheet reflects two classes of equity, namely common stock and linked units.

The linked units comprise the following instruments which are linked and cannot be traded separately:

• Special convertible preferred stock,

• B Class preferred stock in New Aplitec and

• B Class loans issued by New Aplitec

Although the linked units include certain instruments (the B Class preferred stock and the B Class loans) that are legally equity of a subsidiary of the Company, they have been treated as equity of the Company and recorded as part of shareholders' equity in these consolidated financial statements, in recognition of their substance, which is economically equivalent to that of common stock.

The B Class loans referred to above are not considered to be a liability in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Equity and Liability, as New Aplitec does not have an obligation to transfer assets to its shareholders in respect of the loans. In addition, any distributions relating to the loans are solely at the discretion of New Aplitec.

Voting rights –The holder of a convertible preference share has the same voting rights as a common shareholder. Therefore, a linked unit-holder is able to vote on the same matters as a common shareholder of the Company, including the selection of directors, corporate decisions submitted to shareholder vote, and decisions regarding distribution of earnings. In addition, the convertible preference shares do not provide any additional rights with respect to control of the Company above or beyond the common shareholder.

Dividend rights – The corporate by-laws of the Company are such that the Company's common shareholders and linked unit holders have similar rights to the distribution of the Company's earnings.

Liquidation rights – The corporate by-laws allow for the automatic conversion of the linked units into common stock of the Company thereby allowing linked unit holder to have identical liquidation rights to a common shareholder in the event liquidation.

Sale rights – A linked unit holder can only dispose of its interest in the Company by 1) converting the linked units into common stock and 2) selling the common stock on the open market. Therefore, a holder of the linked units receives the same risk and rewards in market price fluctuation as a common stockholder of the Company. In addition, both groups of shareholders have similar means as to which it is able to liquidate its interest in the Company.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

Common stock

Holders of shares of the Company's common stock are entitled to receive dividends and other distributions when declared by the Company's board of directors out of funds available. Payment of dividends and distributions is subject to certain restrictions of the state of Florida law, including the requirement that after making any distribution the Company must be able to meet its debts as they become due in the usual course of its business.

Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of common stock share ratably in the assets remaining after payments to creditors and provision for the preference of any preferred stock according to its terms. There are no pre-emptive or other subscription rights, conversion rights or redemption or scheduled installment payment provisions relating to shares of common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Each holder of common stock is entitled to one vote per share for the election of directors and for all other matters to be voted on by shareholders. Holders of common stock may not cumulate their votes in the election of directors, and are entitled to share equally and ratably in the dividends that may be declared by the board of directors, but only after payment of dividends required to be paid on outstanding shares of preferred stock according to its terms. The shares of Company common stock are not subject to redemption.

Special convertible preferred stock

The special convertible preferred stock ranks, on parity, without preference and priority, with the Company's common stock with respect to dividend rights (except as described below) or rights upon liquidation, dissolution or winding up of the Company. The stock is junior in preference and priority to each other class or series of preferred stock or other equity security of the Company under terms which may be determined by the board of directors to expressly provide that such other security rank senior in preference or priority to the special convertible preferred stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of the Company.

Provided that shares of special convertible preferred stock are outstanding, the Company's board will determine immediately prior to the declaration of any dividend or distribution (i) the portion, if any, of the Company's assets available for such dividend of distribution that is attributable to funds or assets from New Aplitec, regardless of the manner received ("the South African Amount"), and (ii) the portion of such funds or assets that is not from New Aplitec (the "Non South African Amount"). The South African Amount will not include amounts received from New Aplitec due to its liquidation, distribution or dividend after an insolvency or winding up.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.

CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

Provided that shares of special convertible preferred stock are outstanding, (i) any dividends or distributions by the Company's board of Non-South African Amounts must be paid pro rata to all holders of common stock and special convertible preferred stock, and (ii) and dividends or distributions by the Company's board of South African Amounts can be paid only to holders of common stock. The Company's board has complete discretion to declare a dividend or distribution with respect to South African Amounts or Non-South African Amounts.

In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, all outstanding shares of special convertible preferred stock will automatically convert and holders of such stock will be entitled to receive pari passu with holders of common stock, any assets of the Company distributed for the benefit of its shareholders.

Holders of special convertible preferred stock have the right to receive notice of, attend, speak and vote at general meetings of Net 1, and are entitled to vote on all matters on which holders of common stock are entitled to vote. Each holder of special convertible preferred stock present in person, or the person representing such holder, is entitled to a number of votes equal to the number of shares of common stock that would be issued upon conversion of the special convertible preferred stock held by such holder on the record date.

B class preferred stock

The Company owns 100% of the A class common stock and A class loans in issue of New Aplitec. The B class preferred stock rank pari passu with the New Aplitec A class stock in respect of participation in dividends and return of capital prior to winding-up of New Aplitec. The B class preferred stock shall not, however, participate in dividends or a return of capital on a winding-up of New Aplitec for any reason. However, the unit holders will participate, as the B class preference stock will automatically convert into Company common stock on a winding-up of New Aplitec. The B class preferred stock cannot be sold or transferred other than to the Company pursuant to the occurrence of a trigger event. Therefore, the B class preferred stock, the B class loans and the rights to receive Company special convertible preferred stock are linked together and cannot be traded separately.

The holders of B class preferred stock will only be entitled to vote on matters which directly affect the rights attaching to the B class preferred stock. At every general meeting of New Aplitec at which more than one class of shareholders are present and entitled to vote, unit holders of the South African Trust which in turn holds the B class preferred stock, shall be entitled, upon a poll, to that proportion of the total votes in New Aplitec which the aggregate number of B class preferred stock held bears to the aggregate number of all shares entitled to be voted at such meeting (provided that no resolution for the declaration of a dividend or for the disposal of any intellectual property of New Aplitec shall be passed unless unit holders representing 50.1% of the B class preferred stock present at the meeting in person or represented by proxy vote in favor of such resolution).

B class loans

The B class loans are unsecured and repayable as and when directed by the board of directors of New Aplitec provided that no capital may be repaid until at least 30 days have lapsed from the date of drawdown of the loans, and subject to South African Exchange Control approval. The loans will bear interest at such rates as may be determined by the board of directors of New Aplitec at the beginning of each year, but shall not be more than the prime rate as quoted by Standard Bank of South Africa Limited from time to time. Interest, if so declared by the board of directors of New Aplitec, will be payable by New Aplitec semi-annually in arrears.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

Conversion of special convertible preferred stock to common stock

Special convertible preferred stock is convertible into shares of common stock on a one-for-one basis upon the occurrence of trigger event. With each converted share of special convertible preferred stock that is converted, the Company will receive:

• 1.228070 B class preference shares; and

• such holder's interest in the New Aplitec B loan accounts.

Upon conversion, all rights with respect to shares for special convertible preferred stock will cease. Converted shares will be cancelled and have the status of authorized but unissued preferred stock, without designation as to series until such shares are once more designated as part of a particular series by the board of directors.

11.	EARNINGS PER SHARE

Earnings per share has been presented separately for each of the two classes of equity. However the entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net 1 common stock and the holders of linked units. As described in Note 10, the linked units have the same rights and entitlements as those attached to common shares.

Basic earnings per common share and per linked unit has been calculated by dividing the net income, before and after the extraordinary item and the cumulative effect of a change in accounting principle, by the weighted average number of common shares and linked units respectively, outstanding during each period. Diluted earnings per share has been calculated to give effect to the number of additional common shares/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period.

Earnings per common share does not give effect to any future taxes to be paid by Net 1 upon receipt of New Aplitec dividends, which could otherwise reduce the earnings available for distribution to the holders of Net 1 common stock.

As a result of the transaction described in Note 1 above the weighted average number of shares used to calculate earnings per share for 2003 and 2002 have been retroactively restated to reflect the capital structure after the transaction. For the purposes of this restatement, the Aplitec share capital has been presented as common stock in prior periods.

The weighted average number of shares for 2004 presented below includes the common shares as well as the special convertible preferred shares as the shareholders that hold these shares have the same rights and entitlements as those attached to the common shares.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.	EARNINGS PER SHARE (continued) The following tables detail the weighted average number of shares used for the calculation of earnings per share for the years ended June 30.

	2004	2003	2002
	‘000	‘000	‘000

Weighted average number of common shares –
basic	8,522	192,967	187,287

Weighted average effect of dilutive securities:
Employee stock options	273	-	1,027

Weighted average number of shares – diluted	8,795	192,967	188,314

	2004	2003	2002
	‘000	‘000	‘000

Weighted average number of linked units – basic	192,967	-	-

Weighted average effect of dilutive securities:
Employee stock options	6,177	-	-

Weighted average number of linked units –
diluted	199,144	-	-

	2004	2003	2002

Basic Earnings per common share, in cents

Income before extraordinary item and cumulative
effect of an accounting change	6.6	6.2	4.5

Extraordinary item	-	0.4	-

Cumulative effect of an accounting change	-	0.2	-

Net income	6.6	6.8	4.5

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain premises and equipment under operating leases. At June 30, 2004, the future minimum payments under operating leases consist of:

Due within a year	$2,072
Due within 2 years	1,398
Due within 3 years	840
Due within 4 years	$250

Operating lease payments related to the premises and equipment were $3 million, $2.2 million and $1.9 million, respectively for the years ended June 2004, 2003 and 2002, respectively.

Capital commitments

The Group had no outstanding capital commitments as at June 30, 2004 which had been approved by the directors (2003: nil; 2002: $1,2 million).

Purchase Obligations

As of June 30, 2004 New Aplitec has purchase obligations totaling $6.6 million.

Guarantees

In 2001, Aplitec issued a guarantee of $3.2 million (R20 million) to Nedbank Limited  ("Nedbank"), regarding the guarantee provided by Nedbank to the Eastern Cape provincial  government. The guarantee was required by the provincial government that Cash Paymaster  Services (Proprietary) Limited, a wholly owned subsidiary of Aplitec, would perform under the  contract for the provision of welfare grants to beneficiaries in the province. The maximum  potential amount that Aplitec could pay is $3.2 million (R20 million).

Contingencies

The Company is also subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of our business.

Management of the Company currently believes that resolving all of these matters, individually or  in aggregate, will not have a material adverse impact on our financial position or our results of  operations.

13.	RELATED PARTY TRANSACTIONS

Pursuant to a Directors' Resolution of January 29, 2002, approximately $0.4 million (2003: approximately $0.2 million) of consulting fees paid to the ex-CEO, Claude Guerard, of the Company have been postponed until the Company has sufficient funds. The amount outstanding as of June 30, 2004 was settled in full in July 2004.

During the 2004 period Net 1 Holdings S.a.r.l. made payments on the Company's behalf. A total of approximately $0.3 million remains outstanding without interest and is due on demand.

For services provided related to the transaction mentioned in Note 1 above, Brait received fees totaling approximately $4 million. Brait exercised its option to receive $2.5 million, at a price of $0.50 a share, in the Company's common stock as part payment for the services rendered. The remaining amount is to be paid in cash and is included in accounts payable as of June 30, 2004.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.	RELATED PARTY TRANSACTIONS (continued)

Nedcor Limited's ("Nedcor") subsidiary Nedbank has the right to approximately 57 million special convertible preferred stock of the Company as of June 30, 2004. Aplitec provides Nedcor with point of sale terminals and other pay processing hardware. In addition, Aplitec has a software development and maintenance contract with Nedcor and provides other sundry services. During the year Aplitec earned $1.6 million under the software development and maintenance contract, $0.9 million in hardware sales and $0.05 million from other sundry services. Included in accounts receivable is $1 million due from Nedcor.

Light & Livingstone Financial Services CC, in which Mr. J C Livingstone (a non-executive director of Aplitec) is a member, performs the Company Secretarial function for Aplitec.

14.	RECONCILIATION OF NET INCOME FOR THE YEAR TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2004	2003	2002

Net Income for the year	$13,278	$13,117	$8,518
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortizations	5,676	3,323	3,128
Minority interest in net income	-	452	167
Earnings from equity accounted investment	(87)	-	-
(Profit) loss on disposal of property, plant and
equipment	14	(22)	(67)
Profit on disposal of business	-	(300)	(267)
Fair value adjustment related to financial
liabilities	33	-	-
Fair value of foreign currency exchange
contracts	483	-	-
Interest received from equity accounted
investment	(68)	-	-
Stock compensation charge related to awards
of stock/ options	4,360	613	385
Stock issued related to transaction costs	2,500	-	-
Extraordinary item	-	(857)	-
Change in accounting policy	-	(318)	-
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(7,954)	(4,156)	(1,184)
Decrease in inventory	(44)	1,003	106
Increase (Decrease) in accounts payable	6,770	4,838	(402)
(Decrease) Increase in taxes payable	18,166	(647)	406
Increase in deferred taxes	(1,232)	598	963
Total adjustments	28,617	4,527	3,235
Net cash provided by operating activities	$41,895	$17,644	$11,753

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.
OPERATING SEGMENTS

The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131), which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company's management prepares consolidated statutory financial statements for management purposes under South African GAAP ("S.A. GAAP"), the company's chief operating decision-maker evaluates the segment performance using S.A. GAAP measures.

Revenues and operating profits are measured on a segmental basis in accordance with S.A. GAAP (defined as "operating (loss)/profit of continuing operations before central costs, goodwill amortization, S.A. GAAP operating exceptional items and share option costs"). In the tables below, this measure is referred to as segment operating (loss)/profit.

The Company currently has three reportable segments which each operate mainly within South Africa: UEPS Transaction-based activities, UEPS-based Financial Services and Hardware, Software and related Technology Sales. The Company's reportable segments offer different products and services and require different resources and marketing strategies.

The UEPS Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. This segment has individually significant customers that each provides more than 10 per cent of the total revenue of the Company. For the year ended June 30, 2004, there were three such customers, providing 38, 22 and 11 per cent of total revenue (2003: two customers providing 35, and 20 per cent of total revenue; 2002: three customers providing 30, 18 and 13 per cent of total revenue).

The UEPS-based Financial Services segment derives revenue from the provision of smart card based accounts as well as short-term personal lending activities. Interest income is recognized in the income statement as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement.

The Hardware, Software-related and Technology Sales segment markets, sells and implements the Universal Electronic Payment System. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Revenue for such arrangements is recognized under the completed contract method, no income and profit being recognized until the contract is completed.

Corporate / eliminations include the Company's head office cost centers in addition to the elimination of inter-segment transactions.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1 and any inter-segment sales or transfers are eliminated.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	OPERATING SEGMENTS (continued) The Company evaluates segment performance based on net income after tax. The following tables summarize segment information which is prepared in accordance with SA GAAP:

	2004
			Hardware,
	UEPS		software and
	Transaction-	UEPS based	related	Corporate/
	based Activities	Financial services	technologies sales	Eliminations	Total

Revenues from external customers	$83,275	$43,217	$4,606	-	$131,098
Interest revenue	-	-	-	$15,418	15,418
Interest expense	11,175	29	155	419	11,778
Depreciation and amortization	4,017	572	4	299	4,892
Net profit before tax	13,738	18,804	1,077	9,176	42,795
Income tax expense	4,121	5,641	323	18,791	28,876
Net profit after tax	9,616	13,163	754	-9,526	14,007
Segment assets	66,622	15,315	18,763	41,609	142,309
Expenditures for long-lived assets	$2,371	$185	$34	$218	$2,808

	2003
			Hardware,
	UEPS		software and
	Transaction-	UEPS based	related	Corporate/
	based Activities	Financial services	technologies sales	Eliminations	Total

Revenues from external customers	$44,058	$27,157	$5,135	-	$76,350
Interest revenue	-	-	-	$8,070	8,070
Interest expense	4,887	51	338	194	5,470
Depreciation and amortization	3,287	488	14	179	3,968
Net profit before tax	5,309	10,154	342	6,213	22,018
Income tax expense	1,593	3,046	103	2,892	7,634
Net profit after tax	3,716	7,108	240	3,321	14,385
Segment assets	53,658	16,351	15,844	1,399	87,252
Expenditures for long-lived assets	$6,043	$106	$15	$548	$6,712

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	OPERATING SEGMENTS (continued)

	2002
			Hardware,
	UEPS		software and
	Transaction-	UEPS based	related	Corporate/
	based Activities	Financial services	technologies sales	Eliminations	Total

Revenues from external customers	$28,291	$18,783	$4,719	-	$51,793
Interest revenue	-	-	-	$3,261	3,261
Interest expense	1,617	15	247	-	1,879
Depreciation and amortization	2,004	408	50	173	2,635
Net profit before tax	5,759	3,657	1,364	3,904	14,684
Income tax expense	1,728	1,097	409	1,031	4,265
Net profit after tax	4,031	2,559	955	2,873	10,418
Segment assets	26,724	9,693	10,770	2,063	49,250
Expenditures for long-lived assets	$943	$817	$5	$153	$1,918

For the year ended June 30, 2004 the Company reorganized the allocation of certain revenue and expense items between its operating segments in line with the changes made in the information utilized by the key decision maker. The operating segment information presented above for 2003 and 2002 has been restated.

The following tables present the Company's net income after tax and segment assets from the Company's reportable segments presented in accordance with S.A. GAAP and then reconciled to U.S. GAAP financial information consolidated totals:

		2004	2003	2002

Net income after tax in accordance with SA GAAP		$14,007	$14,385	$10,418
Intangible amortization adjustment	(a)	(300)	(229)	(205)
Internally developed intangibles adjustment	(b)	-	180	54
Development expenses adjustment	(c)	-	252	366
Revenue adjustment due to inclusion of the business
from the beginning of the year instead of acquisition
date	(d)	-	(1,427)	-
Self insurance adjustment	(e)	(2,894)	873	468
Goodwill amortization adjustment	(f)	(484)	813	(742)
Stock compensation charge	(k)	-	(613)	(385)
Secondary Taxation on Companies adjustment	(h)	1,612	(1,533)	(1,120)
Taxation adjustments due to difference between SA and
US GAAP	(i)	1,337	(307)	(169)
Reclassification of earnings from equity accounted
investment	(j)	(87)	-	-
Net income after tax in accordance with US GAAP		$13,191	$12,394	$8,685

Segment assets in accordance with SA GAAP		$142,309	$87,252	$49,250
Recognition of goodwill, net of amortization	(f)	6,573	5,740	3,473
Recognition of intangible assets, net of amortization	(a)	3,669	3,591	2,579
Recognition of derivative instruments	(g)	(20)	(17)	(12)
Consolidation of the Self Insurance Captive	(e)	(358)	1,394	1,117
Deferred tax adjustments	(h)	459	399	89
Segment assets in accordance with US GAAP		$152,632	$98,359	$56,496

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	OPERATING SEGMENTS (continued)

(a)     Aplitec obtained the patent for the Funds Transfer System (FTS) on its acquisition of Net 1 Investment Holdings (Pty) Ltd ("Holdings") on July 12, 2000. 100% of Holdings issued share capital was acquired for approximately $3.2 million, which was satisfied through the issuance of 9,750,000 of Aplitec common shares. For SA GAAP purposes, this was treated as the acquisition of a business as it was a corporate entity and the excess of the purchase price over the identifiable assets acquired was treated as goodwill and amortized over 10 years. For US GAAP purposes, EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business, defines a business and the acquisition of Holdings was in substance the acquisition of an asset. As such, the treatment of the premium on acquisition over the net asset value is regarded as being attributable to the patent rights acquired and not treated as goodwill. The patent rights carrying value should be amortized over 10 years, which is the same period that would be used to amortize goodwill.

(b)     In 2000, the Aplitec incurred costs of approximately $0.4 million to develop and promote a trademark. Under SA GAAP, these costs were capitalized as an intangible asset. Under US GAAP, only the costs of intangible assets acquired from other enterprises or individuals that provide a future discernible benefit are capitalized, whilst other costs of developing, maintaining, or restoring intangible assets which are no specifically identifiable, have indeterminate lives, or are inherent in a continuing business and related to an enterprise as a whole are deducted from income when incurred. The trademark developed by the Company would not be considered to have a determinate life under US GAAP, and would consequently be expensed as incurred. This adjustment therefore treats the costs of developing the trademark as an expense in 2000 for US GAAP purposes and reverses the intangible asset amortization under SA GAAP from 2000.

(c)     Aplitec capitalized $2.5 million in development costs in 1998 and 1999 and has then amortized these over the four years ended June 30, 2003. Subsequent to 1999, development costs have been expensed as incurred. Under SA GAAP, expenditure on development is charged to income in the year in which it is incurred except where a clearly defined project is undertaken and it is reasonably anticipated that development costs will be recovered through future commercial activity. Such development costs are capitalized as an intangible asset and amortized on a straight- line basis over the life of the project from the date when the developed asset is put into use. Under US GAAP, costs incurred to develop computer software to be used externally are expensed as incurred until the developed software has been proven to be technologically feasible, in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS 86, technological feasibility of a computer software produce is established when all planning, designing, coding, and testing activities that are necessary to establish that the produce can be produced to meet its design specifications including functions, features and technical performance requirements. Costs to develop software for internal use by Aplitec are generally expensed as incurred, except in certain situations, as outlined in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the AICPA. Under SOP 98-1, only certain costs to develop internal-use computer software during the applications development stage or costs to develop or obtain software that allows for access or conversion of old data by new systems are eligible for capitalization. All other costs, including those incurred in the project development and post-implementation stages are expensed as incurred. Aplitec did not meet the relevant criteria for capitalization of software development costs under US GAAP and consequently the amounts capitalized under SA GAAP would not have been capitalized under US GAAP.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	OPERATING SEGMENTS (continued)

(d)      For Aplitec's purposes, the date of acquisition of a minority interest in the year ended June 30, 2003 has been treated as being the beginning of the financial year and the results of the acquired business have been included in the consolidated income statement from that date. Likewise, goodwill has been computed as the difference between the purchase price and the fair value of the identifiable assets and liabilities as of the same date. For US GAAP purposes, the results of acquired businesses should be reflected in the income statement only as from the date of acquisition and the fair value of the identifiable assets and liabilities determined as of that date. This adjustment therefore deducts from the income for the period the results of the acquired business from the beginning of the year until the date of acquisition and treats that amount as goodwill to be accounted for in accordance with SFAS 142, the relevant provisions of US GAAP at the time.

(e)      Aplitec has established a provision in respect of self-insured losses (mainly attributable to cash in transit theft) based on actuarially determined amount of such losses expected to arise in the next 12 months. The amount provided is approximately $1 million in the year ended June 30, 2002 and a further approximate $1 million in the year ended June 30, 2003. For SA GAAP purposes the provision for self-insured losses was reversed in 2004 and the provision for self-insured losses provided approximates the amounts required under US GAAP. In addition, the Company has an insurance captive with a current balance of around $1.6 million. This was acquired as part of the acquisition of Cash Paymaster Services (Pty) Ltd in 1999. This asset was not recognized on acquisition and the amount at acquisition was $2.3 million. For the purposes of US GAAP, self- insurance does not represent the transfer of risk and as such it is not possible to recognize a liability for future losses that will arise from events subsequent to the balance sheet date. In addition the captive insurance company should be consolidated for US GAAP purposes. This adjustment therefore reverses that part of the charge in the income statement in respect of such losses that does not represent the losses of the period and consolidates the assets of the captive insurance company.

(f)      Under SA GAAP Goodwill arising on business combinations was written off against shareholder's equity. With effect from July 1, 2000, SA GAAP required that goodwill be capitalized and amortized over its useful life. Under US GAAP, until July 1, 2002, goodwill should be capitalized and amortized over its useful life, which could not exceed 40 years. The adjustment therefore gives effect to the amount of goodwill that would have been required to be recognized in a US GAAP balance sheet and the amount of amortization that would have arisen thereon, which has been calculated on the basis of a useful life of 10 years. Due to the adoption of SFAS 141 and SFAS 142, goodwill is no longer required to be amortized, instead an impairment review is required at least annually. In addition certain goodwill amounts were not recognized at the correct amount due to Aplitec using a fixed price as opposed to a fair market price for shares issued in exchange for assets.

(g)      Aplitec has historically entered into foreign exchange forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates on specific transactions. Under SA GAAP, prior to the adoption of AC133, Financial Instruments: Recognition and Measurement on July 1, 2002, gains and losses on forward contracts designated as hedges of identifiable foreign currency firm commitments were recognized in the measurement of the related foreign currency transactions. Under SA GAAP, upon adoption of AC 133, the difference between previous carrying amounts and the fair value of derivatives, which prior to the adoption of AC 133 had been designated as either fair value or cash flow hedges but do not qualify as hedges under AC 133, is recognized as an adjustment of the opening balance of retained earnings at the beginning of the financial year AC 133 is initially applied. Changes in the fair value of derivatives not designed as hedges after July 1, 2002 are recorded in the income statement.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	OPERATING SEGMENTS (continued)

(h)      SA GAAP requires that deferred tax be provided for at the undistributed rate of 30%. For the purpose of US GAAP, under FAS 109, Accounting for Income Tax, temporary differences have been tax effected using the tax rate that will apply when income is distributed, i.e. an effective rate of 37.78% including Secondary Tax on Companies. Aplitec has computed the effect this change in tax rate would have on the current deferred taxation assets.

(i) The tax effects of the US GAAP adjustments have been calculated based on the enacted tax rate of 37.78% (2003: 37.78%; 2002: 37.78%).

(j)      Under SA GAAP the earnings from the equity accounted investment is included before the income tax expense. Under US GAAP the earnings from the equity accounted investment is shown after the income tax expense and net income after tax. An adjustment is required to reclassify the earnings from the equity accounted investment from above the income tax expense to below net income after tax.

(k)      Under SA GAAP there is currently no literature that regulates the accounting treatment of employee stock compensation. Accordingly, for SA GAAP purposes, the Company does not account for the stock options at the time of grant. Upon exercise, the issuance of the shares is accounted for at the exercise price of the stock option, with no effect on earnings. Options granted to directors are disclosed in the Company's financial statements. Under US GAAP, companies may elect to follow the accounting prescribed by either Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), or SFAS No 123, Accounting for Stock- Based Compensation. Under US GAAP, compensation is recorded for the cost of providing warrants and options to the employee over the relevant service period. The costs can be determined based on either the intrinsic value method (APB 25) or the fair value method (FAS 123). The Company has elected to apply the intrinsic value method in respect of grants to employees make in May 2000. While these grants of options were made at an exercise price that was equivalent to the market value at date of grant, the employees were permitted to exercise using a loan provided by the Company. These loans are non-recourse and bear interest at a variable rate. Consequently, under EITF 96-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No 25 and FIN 44, Accounting for Certain Transactions involving Stock Compensation, these awards are accounted for as variable awards under US GAAP with the final measurement of the compensation expense only being determined when the loans are repaid or when the options are exercised without a loan.

16.	COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for each of the three years ended June 30, 2004 was:

	2004	2003	2002
Net income	$13,278	$13,117	$8,518
Foreign currency translation adjustments	16,001	18,405	(10,208)
	$29,279	$31,522	$(1,690)

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Initial recognition and measurement

Financial instruments are recognized when the Company becomes a party to the transaction. Initial measurements are at cost, which includes transaction costs subsequent to initial recognition. These instruments are measured as set out below:

Trade and other receivables

Trade and other receivables originated by the Company are stated at cost less provision for doubtful debts. The fair value of trade and other receivables approximate their carrying value due to their short-term nature.

Trade and other payables

The fair values of trade and other payables approximates their carrying amounts, due to their short-term nature.

Risk management

The company uses derivative financial instruments including currency forward contracts to hedge its exposure to foreign currency fluctuations. It is the policy of the group not to trade in derivative financial instruments. The company is also exposed to credit risk.

Foreign exchange risk

The company has used forward contracts in order to limit its exposure to the ZAR/USD and ZAR/EUR exchange rate fluctuations from foreign currency transactions. As of June 30, 2004, 2003 and 2002, the outstanding foreign exchange contracts are as follows:

Forward purchase contracts

June 2004

Notional amount	Strike price	Maturity

EUR 16,250	ZAR 7.8475	July 12, 2004
EUR 202,000	ZAR 8.1822	August 2, 2004
EUR 16,250	ZAR 7.8878	August 10, 2004
EUR 16,250	ZAR 7.9299	September 10, 2004
EUR 16,250	ZAR 7.9749	October 12, 2004
EUR 263,200	ZAR 8.2129	October 29, 2004
EUR 4,243,000	ZAR 8.5225	January 7, 2005
USD 167,900	ZAR 6.2950	September 22, 2004

June 2003

None

June 2002

Notional amount	Strike price	Maturity

USD 16,250	ZAR 12.643	January 8, 2003

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Interest rate risk

As a result of its normal borrowing activities, the Company's operating results are exposed to fluctuations in interest rates, which the Company manages primarily through its regular financing activities. The Company generally maintains investment in cash equivalents.

Credit risk

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties. The Company maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate.

In regards to credit risk on financial instruments, the Company maintains the policy to enter into such transactions only with highly rated financial institutions.

18.	EQUITY ACCOUNTED INVESTMENT AND LONG TERM RECEIVABLE

On April 1, 2004, Aplitec purchased 43% of the issued share capital of the Permit Group (Proprietary) Limited ("Permit") for $10. A loan of approximately $0.8 million, bearing interest at the current South African prime rate, currently 11.5%, and with no fixed repayment terms, was made to Permit in April 2004 and the proceeds of this loan was used to purchase 43% of a 95% interest in New Era Life Insurance Company Limited ("New Era"), a provider of various insurance products to the South African market.

Imvume Resources (Pty) Limited, ("Imvume"), the Company's national black economic empowerment partner, holds a 57% equity interest in Permit, and controls Permit through its majority voting rights. On April 1, 2004, Aplitec granted a loan of approximately $1 million to Imvume, for the purpose of enabling Imvume to make a loan to Permit. This loan to Imvume, bears interest at the current South African prime rate, currently 11.5%. As of year end June 30, 2004 fixed repayment terms had not been agreed, however the loan is not expected to be repaid before December 31, 2005. The loan to Imvume is with recourse to the assets of Imvume, and as of the balance sheet date, management of Net 1 considers the loan to be recoverable.

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, Revised December 2003 ("FIN 46R"), which clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as Variable Interest Entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

On adoption of FIN46R, the Company determined that Permit was a VIE, as the loan to Permit represents a variable interest. However, the Company is not the primary beneficiary of Permit. Therefore, the Company has not consolidated Permit, and has accounted for this investment as an equity method investee. Aplitec's equity earnings from this investment totaled $0.08 million for the year ended June 30, 2004. The interest earned on the loan to Permit has been eliminated. The company's total outstanding loan balances exposed to loss as a result of its involvement with Permit was $0.8 million. The maximum exposure to loss refers to the maximum loss that the Company would be required to record in its income statement as a result of its involvement with a VIE. It does not consider the probability of such losses actually being incurred.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.

ACQUISITIONS

Reverse acquisition of NUEP

On June 7, 2004, as part of the transaction described in Note 1, the Company (i.e. Aplitec) from an accounting perspective was deemed to have acquired 100 percent of the outstanding common shares of NUEP. The results of NUEP's operations have been included in the consolidated financial statements since that date.

From an accounting perspective, the aggregate purchase price was deemed to be approximately $7.9 million. This amount was determined based on the best estimate of fair market value of NUEP shares at the measurement date of the acquisition, multiplied by the number of shares of NUEP that were outstanding immediately prior to the acquisition (approximately 15.9 million). The fair value of the NUEP common stock used in determining the purchase price was $0.50, which is the price per share paid by the Brait Consortium under the Common Stock Purchase Agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$8
Investments	217
Intangible assets	4,620
Goodwill	5,794
Total assets acquired	10,639

Current liabilities	960
Deferred tax	1,745
Total liabilities acquired	2,705

Net assets acquired	$7,934

Of the $4,620 of acquired intangible assets, approximately $0.1 million was assigned to customer contracts and approximately $4.5 million was assigned to the exclusive licenses. The customer contracts have an expected useful life of 5 years, and the exclusive license has an expected useful life of 7 years. The tax bases of the intangible assets acquired is nil and consequently a deferred tax liability of $1.8 million has been recognized.

The goodwill of approximately $5.8 million is included in the Hardware, Software and Related Technologies Sales segment. The goodwill is not deductible for tax purposes.

No pro-forma financial effect has been presented as the impact on earnings is immaterial.

Acquisition of NUEP Holdings S.a.r.l.

In June 2004, the Company acquired 100% of the issued share capital of NUEP Holdings S.a.r.l ("Holdings) for $0.03 million. Holdings owns the US patent for the FTS and the rights to the UEPS technology.

Net 1 U.E.P.S. Technologies, Inc. Notes to the Financial Statements For the years ended June 30, 2004, 2003 and 2002 (All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	REORGANIZATION CHARGE As a result of the transaction mentioned in Note 1 above the Company incurred the following charges during the period ended June 30, 2004 :

Accounting fees	$1,256
Regulatory, filing and printing charges	520
Legal fees	529
Secretarial services	16
Other professional fees	4,429
Other	4,383
$11,133

The Other professional fees include the transaction costs mentioned above payable to Brait. Included in the Other category is the charge for stock awards of approximately $4.3 million issued to directors and other employees as a condition precedent to the transaction.

*********************