Form 10-Q
period 2004-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2004-11-10
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _____________________to _____________________

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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least
the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the
Exchange Act). YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 140,715,411 shares of Common Stock, $0.001 par value, were outstanding at October 01, 2004.

THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT THE WORDS "ANTICIPATE," "ESTIMATE," "INTENDS," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT

Form 10-Q

NET 1 U.E.P.S. TECHNOLOGIES, INC.

Part I.            Financial Information

Item 1.            Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
	September 30,	June 30,
	2004	2004
	(In thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,602	$80,282
Accounts receivable, net of allowances of – September: $8,259; June: $8,387	48,713	33,527
Inventory	1,490	1,054
Deferred income taxes	2,694	2,549
Total current assets	130,499	117,412

LONG TERM RECEIVABLE	1,778	1,106
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $21,429; June: $23,225	7,316	7,638
EQUITY ACCOUNTED INVESTMENT	1,064	878
GOODWILL	14,948	15,212
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –	9,685	10,386
September: $3,468; June: $3,019

TOTAL ASSETS	165,290	152,632

LIABILITIES

CURRENT LIABILITIES
Bank overdraft	-	19
Accounts payable	26,158	23,693
Income taxes payable	25,058	24,119
Total current liabilities	51,216	47,831

DEFFERRED INCOME TAXES	10,172	8,961
LONG TERM LIABILITIES	249	252

TOTAL LIABILITIES	61,637	57,044

SHAREHOLDERS' EQUITY

COMMON STOCK
Authorized: 500,000,000 with $0.001 par value;
Issued and outstanding shares - September: 150,401,987; June: 135,235,220	150	135

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 300,000,000 with $0.001 par value;
Issued and outstanding shares - September: 177,800,371; June: 192,967,138	178	193

B CLASS PREFERRED STOCK
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares: 236,977,187 (value net of conversion)	35	38

ADDITIONAL PAID-IN-CAPITAL	71,684	71,681

ACCUMULATED OTHER COMPREHENSIVE INCOME	12,877	15,039

RETAINED EARNINGS	18,729	8,502

TOTAL SHAREHOLDERS' EQUITY	103,653	95,588

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$165,290	$152,632

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,	September 30,
	2004	2003
	(In thousands, except share data)

REVENUE	$43,223	$25,851

EXPENSE

COST OF GOODS SOLD, IT PROCESSING, SERVICING AND SUPPORT	14,801	8,706

GENERAL AND ADMINISTRATION EXPENSES	10,276	7,656

DEPRECIATION AND AMORTIZATION	1,575	1,148

OPERATING INCOME	16,571	8,341

INTEREST INCOME, net	655	887

INCOME BEFORE INCOME TAXES	17,226	9,228

INCOME TAX EXPENSE	7,208	3,706

NET INCOME FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM EQUITY ACCOUNTED INVESTMENT	10,018	5,522

EARNINGS FROM EQUITY ACCOUNTED INVESTMENT	209	-

NET INCOME	$10,227	$5,522

Basic earnings per share, in cents

Common stock	3.1	2.9

Linked units	3.1	-

Diluted earnings per share, in cents

Common stock	3.1	2.9

Linked units	3.1	-

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flow

	Three months ended
	September 30,	September 30,
	2004	2003
	(In thousands)

Cash flows from operating activities
Cash received from customers	$28,627	$19,757
Cash paid to suppliers and employees	(22,011)	(15,537)
Interest received	3,584	3,694
Finance costs paid	(2,933)	(2,807)
Income taxes paid	(6,181)	(3,057)
Net cash provided by operating activities	1,086	2,050

Cash flows from investing activities
Capital expenditures	(943)	(810)
Proceeds from disposal of property, plant and equipment	16	11
Long term loans granted	(774)	-
Net cash used in investing activities	(1,701)	(799)

Cash flows from financing activities
Repayment of bank overdrafts	(19)	-
Dividends paid	-	(4,778)
Net cash provided by (used in) financing activities	(19)	(4,778)

Effect of exchange rate changes on cash	(2,046)	2,258

Net decrease in cash and cash equivalents	(2,680)	(1,269)

Cash and cash equivalents – beginning of period	80,282	54,313

Cash and cash equivalents at end of period	$77,602	$53,044

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.            Basis of Presentation and Summary of Significant Accounting Policies

                Unaudited Interim Financial Information

                As a result of the transaction described fully in the 10-K, the former shareholders of Net 1 Applied Technology Holdings Limited ("Aplitec") obtained a majority voting interest in the Company on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-Q unless indicated otherwise for the periods up to June 7, 2004, i.e. for Q1 2004 represent the results of Aplitec prior to the date it acquired Net 1. For the period from June 7, 2004, i.e. for Q1 2005 the financial information presented herein represents the consolidated results of Aplitec and Net1 with Net1 as the acquired entity. Unless the context otherwise provides, the reference to the Company refers to Net1 and its subsidiaries (including Aplitec).

                The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles ("GAAP") for interim financial reporting. The results of operations for the three months ended September 30, 2004 and 2003 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

                These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on October 12, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

                Stock-Based Compensation

                The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Accordingly, compensation expense is not required to be recorded when stock options/ awards are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option/ award is granted. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 allows the Company to continue to follow the present APB 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. In December 2002, the FASB issued Statement of Financial Accounting Standard 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 ("SFAS 148"), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends Accounting Principle Board Opinion No. 28, Interim Financial Reporting ("APB 28"), to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company's third quarter of fiscal 2003. The Company has continued to account for stock-based compensation under the provisions of APB 25 using the intrinsic value method.

1.            Basis of Presentation and Summary of Significant Accounting Policies (continued)

                There was no stock compensation charge under APB 25 for either of the three months ended September 30, 2004 and 2003. Had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with SFAS 123, the Company's net income and earnings per share in accordance with US GAAP for the three months ended September 30, 2004 and 2003 would have been as presented in the pro-forma disclosures below:

	2004	2003

Net income	$10,227	$5,522
Add back: stock-based compensation expense included in
reported net income, net of related tax effects	-	-
Deduct: total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(218)	-

Pro-forma net income	$10,009	$5,522

Earnings per share, basic and diluted ($):
Basic, as reported	0.03	0.03
Basic, pro forma	0.03	0.03

Weighted average assumptions:
Risk-free interest rate	3.50%	-
Dividend yield	0.00%	-
Stock volatility	72.00%	-
Average expected life (years)	7.00	-

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

2.            Goodwill and Intangible Assets

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

2.            Goodwill and Intangible Assets (continued)

                Summarized below is the carrying value and accumulated amortization of the intangible assets that will continue to be amortized under SFAS 142, as well as the carrying amount of goodwill, which will no longer be amortized.

	September 30, 2004			June 30, 2004
	Gross		Net	Gross	Accumulated amortization	Net carrying value
	carrying	Accumulated	carrying	carrying
	value	amortization	value	value

Goodwill	$18,924	$(3,976)	$14,948	$19,302	$(4,090)	$15,212
Finite-lived intangible assets:
Contract rights	2,598	(722)	1,876	2,673	(520)	2,153
Customer contracts	114	(8)	106	114	(2)	112
Exclusive licences	4,506	(215)	4,291	4,506	(54)	4,452
FTS patent	5,935	(2,523)	3,412	6,106	(2,443)	3,663
Other patents	0	-	0	6	-	6
Total finite-lived intangible assets	$13,153	$(3,468)	$9,685	$13,405	$(3,019)	$10,386

                The Company obtained its patent for the Funds Transfer System (FTS) on its acquisition of Net 1 Investment Holdings (Proprietary) Limited ("Net 1 Holdings") on July 12, 2000. 100% of Net 1 Holdings' issued share capital was acquired for a historical cost of approximately $3.2 million (or $3.9 million at the quarter end exchange rate of $1 : ZAR6.456), which was satisfied through the issuance of 9,750,000 of the Company's common shares. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $4.8 million (or $1.9 million at the quarter end exchange rate of $1:ZAR6.456) . Net 1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company's smart card applications are based.

                Aggregate amortization expense on the FTS patent for the quarter ended September 30, 2004 was approximately $0.15 million (three months to September 30, 2003: $0.13 million). Estimated amortization expense to be reported in future periods is estimated at $0.6 million per annum, however this amount could differ from the actual amortization as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

                In December 2003 the Company entered into an agreement with various black economic empowerment partners (the "partners") whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The Company total amount to be paid to the partners is approximately $2.3 million (or $2.6 million at the year end exchange rate of $1:ZAR6.456) . The amount paid will be amortized over the contract period of 3 years. Amortization for the three months to September 30, 2004 is approximately $0.2 million. Estimated amortization expense to be reported in future periods is estimated at $0.9 million per annum, however this amount could differ from the actual amortization as a result of changes in the contract period and other relevant factors.

                The customer contracts and exclusive licenses were valued by an independent third party and these assets were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of 5 and 7 years respectively. Amortization expense for the customer contracts and exclusive licenses for the three months ended September 30, 2004 is $0.006 million and $0.16 million, respectively. Estimated amortization expense for the customer contracts and exclusive license to be reported in future periods is estimated at $0.024 million and $0.64 million per annum, respectively. These amounts could differ from the actual amortization as a result of changes in the useful lives and other relevant factors.

                As required by SFAS 141 goodwill has been allocated to the Company's reportable UEPS Transaction-based activities, UEPS-based financial services and Hardware, software and related technology sales business segments as follows:

	September 30, 2004
		Accumulated	Net carrying
	Cost	amortization	value

UEPS transaction-based activities	$3,733	$(1,101)	$2,632
UEPS-based financial services	7,637	(2,143)	5,494
Hardware, software and related technology sales	7,554	(733)	6,821
Total	$18,924	$(3,976)	$14,948

2.            Goodwill and Intangible Assets (continued)

	June 30, 2004
		Accumulated	Net carrying
	Cost	amortization	value

UEPS transaction-based activities	$3,841	$(1,133)	$2,708
UEPS-based financial services	7,857	(2,203)	5,654
Hardware, software and related technology sales	7,604	(754)	6,850
Total	$19,302	$(4,090)	$15,212

As required by SFAS 142, the standard has not been retroactively applied to the results for the periods prior to adoption.

3.            Capital structure and creditor rights attached to the B Class Loans

                The balance sheet reflects two classes of equity, namely common stock and linked units.

                The linked units comprise the following instruments which are linked and cannot be traded separately:

                •                 A right to special convertible preferred stock,

                •                 B Class preferred stock in Net 1 Applied Technologies South Africa Limited ("New Aplitec") and

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

3.            Capital structure and creditor rights attached to the B Class Loans (continued)

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

                Holders of special convertible preferred stock have the right to receive notice of, attend, speak and vote at general meetings of Net 1 U.E.P.S. Technologies, Inc ("Net 1") , and are entitled to vote on all matters on which holders of common stock are entitled to vote. Each holder of special convertible preferred stock present in person, or the person representing such holder, is entitled to a number of votes equal to the number of shares of common stock that would be issued upon conversion of the special convertible preferred stock held by such holder on the record date.

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

3.            Capital structure and creditor rights attached to the B Class Loans (continued)

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

                Conversion of special convertible preferred stock to common stock

                Special convertible preferred stock is convertible into shares of common stock on a one-for-one basis upon the occurrence of trigger event. With each converted share of special convertible preferred stock that is converted, the Company will receive

                •                 1.228070 B class preference shares; and

                •                 such holder's interest in the New Aplitec B loan accounts

                Upon conversion, all rights with respect to shares for special convertible preferred stock will cease. Converted shares will be cancelled and have the status of authorized but unissued preferred stock, without designation as to series until such shares are once more designated as part of a particular series by the board of directors.

                During the three months ended September 30, 2004, 15,168,802 special convertible preferred shares were converted to common stock. The trigger events that gave rise to these conversions were requested by linked unit-holders to sell and/or covert 18,628,353 linked units. The net result of these conversions was that 18,628,353 B class preferred stock and B class loans were ceded to Net1, which converted 15,168,802 special convertible preferred stock to 15,168,802 common stock in return for the ownership of the 18,628,353 B class preferred shares and B class loans. As a result of the conversion, the number of common stock has increased 15,168,802 and the number of special convertible preferred stock has decreased by 15,168,802. In addition, as a consequence of the conversion, the Company now owns 18,628,353 B class preferred shares and B class loans. The reduction in the B class preferred stock from $0.038 million to $0.035 million is due to the cession to the Company of the B class preferred stock as a result of the trigger events. The value of the B class preferred stock held by the Company is eliminated on consolidation.

4.            Earnings per share

                Earnings per share has been presented separately for each of the two classes of equity. However, the entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net 1 common stock and the holders of linked units. As described in Note 2, the linked units have the same rights and entitlements as those attached to common shares.

                Basic earnings per common share and per linked unit has been calculated by dividing the net income by the weighted average number of common shares and linked units respectively, outstanding during each period. Diluted earnings per share has been calculated to give effect to the number of additional common shares/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period.

                As a result of the transaction in the prior fiscal year the weighted average number of shares used to calculate earnings per share as of September 30, 2003 has been retroactively restated to reflect the capital structure after the transaction. For the purposes of this restatement, the Aplitec share capital has been presented as common stock as of September 30, 2003.

                The weighted average number of shares for the three months ended September 30, 2004 presented below includes the common shares as well as the special convertible preferred shares as the shareholders that hold these shares have the same rights and entitlements as those attached to the common shares.

4.            Earnings per share (continued)

                The following tables detail the weighted average number of shares used for the calculation of earnings per share as of September 30, 2004 and 2003.

	September	September
	30, 2004	30, 2003
	‘000	‘000
Weighted average number of common shares –
basic	150,404	192,967
Weighted average effect of dilutive securities:
Employee stock options	2,359	-
Weighted average number of shares – diluted	152,763	192,967

	September	September
	30, 2004	30, 2003
	‘000	‘000
Weighted average number of linked units – basic .	177,798	-
Weighted average effect of dilutive securities:
Employee stock options	2,788	-
Weighted average number of linked units –
diluted	180,586	-

5.            Comprehensive income

                The Company's comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for each of the three months ended September 30 was:

	2004	2003
Net income	$10,227	$5,522
Foreign currency translation adjustments	(2,162)	3,335
	$8,065	$8,857

6.            Operating segments

                The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131), which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company's management prepares consolidated statutory financial statements for management purposes under South African GAAP ("SA GAAP"), the company's chief operating decision-maker evaluates the segment performance using SA GAAP measures.

                Revenues and operating profits are measured on a segmental basis in accordance with SA GAAP (defined as "operating (loss)/profit of continuing operations before central costs, goodwill amortization, SA GAAP operating exceptional items and share option costs"). In the tables below, this measure is referred to as segment operating (loss)/profit.

                The Company currently has three reportable segments which each operate mainly within South Africa: UEPS Transaction-based activities, UEPS-based financial services and Hardware, software and related technology sales. The Company's reportable segments offer different products and services and require different resources and marketing strategies.

                The UEPS Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. This segment has individually significant customers that each provides more than 10 per cent of the total revenue of the Company. For the three months ended September 30, 2004, there were three such customers, providing 35, 20 and 11 per cent of total revenue (September 30, 2003: three customers providing 39, 23 and 11 per cent of total revenue).

                The UEPS-based financial services segment derives revenue from the provision of smart card based accounts as well as short-term personal lending activities. Interest income is recognized in the income statement as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement.

                The Hardware, software and related technology sales segment markets, sells and implements the Universal Electronic Payment System ("UEPS"). The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Revenue for such arrangements is recognized under the completed contract method, no income and profit being recognized until the contract is completed.

                Corporate / eliminations include the Company's head office cost centers in addition to the elimination of inter-segment transactions.

                The accounting policies of the segments are consistent with those described at June 30, 2004 and any inter-segment sales or transfers are eliminated.

                The Company evaluates segment performance based on net income after tax. The following tables summarize segment information which is prepared in accordance with SA GAAP:

	Three months ended September 30, 2004
			Hardware,
	UEPS		software and
	Transaction-	UEPS-based	related	Corporate/
	based Activities	Financial services	technology sales	Eliminations	Total

Revenues from external customers	$24,429	$13,301	$5,493	-	$43,223

Interest revenue	-	-	-	$3,585	3,585

Interest expense	2,791	7	132	-	2,930

Depreciation and amortization	1,280	144	-	230	1,654

Net profit before tax	7,851	6,140	1,903	2,927	18,821

Income tax expense	2,355	1,842	571	1,062	5,830

Net profit after tax	5,495	4,298	1,332	1,866	12,991

Segment assets	86,585	18,200	$389	$49,523	154,697

Expenditures for long-lived assets	$750	$213	-	-	$963

6.            Operating segments (continued)

	Three months ended September 30, 2003
			Hardware,
	UEPS		software and
	Transaction-	UEPS-based	related	Corporate/
	based Activities	Financial services	technology sales	Eliminations	Total

Revenues from external customers	$17,116	$7,848	$887	-	$25,851

Interest revenue	-	-	-	$3,694	3,694

Interest expense	2,645	8	16	138	2,807

Depreciation and amortization	1,093	135	-	59	1,287

Net profit before tax	2,631	3,469	89	1,992	8,181

Income tax expense	789	1,041	27	1,457	3,314

Net profit after tax	1,842	2,428	$62	534	4,866

Expenditures for long-lived assets	$760	$39	-	$11	$810

                The following tables present the Company's net income after tax and segment assets from the Company's reportable segments presented in accordance with SA GAAP and then reconciled to United States Generally Accepted Accounting Principles ("US GAAP") financial information consolidated totals:

		Three	Three
		months	months
		ended	ended
		September	September
		2004	2003
Net income after tax in accordance with SA GAAP		$12,991	$4,866
Intangible amortization adjustment	(a)	(81)	(69)
Self insurance adjustment	(b)	(1,465)	908
Goodwill amortization adjustment	(c)	160	210
Secondary Taxation on Companies adjustment	(d)	(1,437)	(107)
Taxation adjustments due to difference between SA and US GAAP	(e)	59	(286)
Reclassification of earnings from equity accounted investment	(f)	(209)	-
Net income after tax in accordance with US GAAP		$10,018	$5,522

		September
		30, 2004
Segment assets in accordance with SA GAAP		$154,697
Recognition of goodwill, net of amortization	(c)	6,620
Recognition of intangible assets, net of amortization	(a)	3,412
Deferred tax adjustments	(d)	561
Segment assets in accordance with US GAAP		$165,290

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

6.            Operating segments (continued)

                (b) Aplitec has established a provision in respect of self-insured losses (mainly attributable to cash in transit theft) based on actuarially determined amount of such losses expected to arise in the next 12 months. For SA GAAP purposes the provision for self-insured losses was reversed towards the end of fiscal year June, 30 2004 and the provision for self-insured losses provided approximates the amounts required under US GAAP. The Company acquired an insurance captive as part of the acquisition of Cash Paymaster Services (Pty) Ltd in 1999. This asset was not recognized on acquisition and the amount at acquisition was $2.3 million. The captive was cancelled in the first quarter of 2005 and the cash included in the captive at the date of closure is included in the cash and cash equivalents as of September 30, 2004.

                For the purposes of US GAAP, self-insurance does not represent the transfer of risk and as such it is not possible to recognize a liability for future losses that will arise from events subsequent to the balance sheet date. In addition, the captive insurance company, for periods prior to its cancellation (i.e. for all periods before and including June 30, 2004), should be consolidated for US GAAP purposes. However as the captive was cancelled, a consolidation adjustment is no longer required for periods beginning September 30, 2004.

                An adjustment is required to reverse that part of the charge in the income statement in respect of such losses that do not represent the losses of the period (September 2004: $0, September 2003: $0.9 million) and consolidate the assets of the captive insurance company for all periods ended prior to and including June 30, 2004. In addition, an adjustment is required for the three months ended September 30, 2004 to reverse the gain of $1.5 million recognized under SA GAAP due to the cancellation of the captive.

                (c) Under SA GAAP Goodwill arising on business combinations was written off against shareholder's equity. With effect from July 1, 2000, SA GAAP required that goodwill be capitalized and amortized over its useful life. Under US GAAP, until July 1, 2002, goodwill should be capitalized and amortized over its useful life, which could not exceed 40 years. The adjustment therefore gives effect to the amount of goodwill that would have been required to be recognized in a US GAAP balance sheet and the amount of amortization that would have arisen thereon, which has been calculated on the basis of a useful life of 10 years. Due to the adoption of SFAS 141 and SFAS 142, goodwill is no longer required to be amortized, instead an impairment review is required at least annually. In addition certain goodwill amounts were not recognized at the correct amount due to Aplitec using a fixed price as opposed to a fair market price for shares issued in exchange for assets.

                (d) SA GAAP requires that deferred tax be provided for at the undistributed rate of 30%. For the purpose of US GAAP, under FAS 109, Accounting for Income Tax, temporary differences have been tax effected using the tax rate that will apply when income is distributed, i.e. an effective rate of 37.78% including Secondary Tax on Companies. Aplitec has computed the effect this change in tax rate would have on the current deferred taxation assets.

                (e) The tax effects of the US GAAP adjustments have been calculated based on the enacted tax rate of 37.78% (September 2003: 37.78%) .

                (f) Under SA GAAP the tax affected earnings from the equity accounted investment is included before the income tax expense. Under US GAAP the earnings from the equity accounted investment is shown after the income tax expense and net income after tax. An adjustment is required to reclassify the earnings from the equity accounted investment from above the income tax expense to below net income after tax.

                Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

                The following are management's discussions and analysis of the financial position and results of operations of the Company for the three months ended September 30, 2003 and 2004. The following discussions and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Form 10-Q.

Overview

                As a result of the transaction described fully in the 10-K, the former shareholders of Aplitec obtained a majority voting interest in the Company on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-Q unless indicated otherwise for the periods up to June 7, 2004, i.e. for Q1 2004 represent the results of Aplitec prior to the date it acquired Net 1. For the period from June 7, 2004, i.e. for Q1 2005 the financial information presented herein represents the consolidated results of Aplitec and Net 1 with Net1 as the acquired entity.

                Therefore, these management discussions and analysis analyze the consolidated activities of Aplitec and Net1 for the three months ended September 2004, and the activities of Aplitec for the quarter ended September 2003. Unless the context otherwise provides, the reference to the Company refers to Net1 and its subsidiaries (including Aplitec).

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

                The Company currently employs 2,090 persons.

Introduction
                Our business generates revenues from and operates in four inter-related but independent activities or segments, namely: UEPS transaction-based activities, UEPS-based financial services, Hardware, software and related technology sales and corporate eliminations.

UEPS transaction-based activities
                This segment consists primarily of our contracts to distribute social welfare payments in South Africa through CPS, our primary operating subsidiary. CPS utilizes the UEPS technology to administer and distribute social welfare grants in five of South Africa's nine provinces. South African social welfare grants consist of eight different grant types, including social security, child support and disability grants. Provincial contracts are typically awarded for a period of three years, with an option by the provincial government to extend the contract for an additional two years. The current status of these contracts is:

	Contract Expiration		Number of Grants Paid
	Date (Including	Further Possible	by CPS (as of September
Province	Extensions Granted)	Extensions	30, 2004)
Eastern Cape	November ‘05	2 years	611,840
KwaZulu-Natal	December ‘04	Negotiable	1,351,565

Limpopo	November ‘06	2 years	880,791
Northern Cape	December ‘05	Negotiable	121,046
North West	June ‘05	Negotiable	267,859
Total			3,233,101

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

                Historically, due to the limited number of services available, almost all of the beneficiaries download the value onto their smart cards and then immediately withdraw the full amount as cash. Our revenue has therefore been limited to fees earned on the loading and redemption of value on the cards as well as the registration of beneficiaries rather than the provision of services. We are, however, aggressively expanding the services available to beneficiaries and the revenue earned by us from the provision of transactional services (such as debit orders, point of service spending and money transfers) will increase accordingly in the future. The direct costs associated with this business are primarily cash handling costs such as security, transport of cash, banking fees and insurance. Fixed costs consist of salaries and property rental.

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

                These businesses operate on our Milpay Pay System, or "MPS", which is also marketed to third party micro-lenders. The system is unique in that it enables the micro-lender to set up a "salary budget account", or "SBA", for the client into which the employer deposits its employees' net salary. The SBA can be either a traditional bank account with any banking institution or our smart card. The SBA allows a loan deduction, which is pre-authorized by the client, to be electronically transferred to the authorized party. This ensures that loan repayments are made every month and substantially lowers the risk of bad debts. The remaining sum can then be retained in the bank account or smart card, or transferred to another account. The MPS includes a credit-vetting module that is linked to the South African National Loans Register. This ensures that loans are not granted to people with existing loans. In addition, payment slips are checked for other deductions before an affordability (i.e. loan as a percentage of net income) and lifestyle score are given to the potential customer. Based on these scores, the decision to grant a loan is made at the branch level.

Hardware, software and related technology sales
                We have developed a range of technological competencies to service our own internal needs and to provide links with our client enterprises. Technology sales refer to the supply of the hardware and software required to implement our UEPS. We have, to date, implemented our UEPS in Malawi, Ghana, Burundi, Rwanda, Mozambique, Zimbabwe and Latvia.

                When a UEPS system is implemented in a country, we normally provide the hardware for the back-end switching and settlement system, customize the UEPS software to suit the local conditions (UEPS management system, Automated Teller Machine ("ATM") integrations, Point of Sale ("POS") integration), customize the applications suite for the client's specific requirements (e.g. banking, retail, wage payment) and supply the smart cards terminals and all other UEPS related equipment. All technology sales include an element of support services as programmers and technicians need to adapt or tailor interfaces to the client's existing systems. Ongoing ad hoc services, including maintaining smart card equipment, consulting and support services, and software development are provided to these clients who pay for these services as and when delivered.

                A major local customer serviced by this division is Nedcor Bank Limited ("Nedcor"), one of South Africa's largest banks by asset size. We have an arrangement with Nedcor relating to the outsourcing of its entire terminal management system, Stratus front-end switching modules, software development, smart cards and terminal maintenance. We also supply hardware to Nedcor in the form of POS terminals and card readers.

Corporate/Eliminations
                This segment consists of any corporate / head office activities and accounting adjustments that can't be ascribed directly to any of the other segments, as well as any inter-segment eliminations.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Executive summary

                There are two factors which had a significant influence on the first quarter ("Q1") results of fiscal 2005 as presented elsewhere in this document:
                •                 The impact of the fluctuation in the exchange rate between the South African Rand and United Sates Dollar (US$); and
                •                 The commencement of the project to deliver Point of Sale terminals to Nedcor.

                In addition, our earnings per common share and linked unit for Q1 2005 reflected the full impact of all new common and special convertible preferred shares issued as a result of the Aplitec acquisition on earnings per share, with 150,401,987 common and 177,800,371 special convertible preferred shares used for the calculation of earnings per share for Q1 2005, compared to 192,967,138 common shares used for the calculation of earnings per share for Q1 2004.

ZAR / US$ exchange rate

                During Q1 2005, the ZAR (the functional currency of the group) was significantly stronger against the US$ (the reporting currency of the group), as demonstrated by the following table and graph:

	For the three months	For the three months	For the year ended
	ended September 30,	ended September 30, 2003	June 30, 2004
	2004
ZAR : US$ average exchange rate	6.3792	7.4402	6.9001
Highest ZAR : US$ rate during period	6.7663	7.7696	7.8030
Lowest ZAR : US$ rate during period	5.9447	7.1034	6.0576
Rate at end of period	6.4560	7.1538	6.2750

                The effect of the exchange rate movement is demonstrated in the table below, where certain financial data for Q1 2005 and Q1 2004 have been restated using a common exchange rate of US$ 1.00 = ZAR 7.00 Please refer to "Use of non-GAAP financial information" below for further discussion on these measures.

	Three months ended September 30,
			2004	2003
	2004	2003	restated at	restated at
	Reported	Reported	US$1=ZAR 7	US$1=ZAR 7
	(In thousands of US$ , except per share data)
Statement of Operations
Revenue	43,223	25,851	39,390	27,477
Operating income	16,571	8,341	15,101	8,866
Net income for the period	10,227	5,522	9,320	5,869
Basic earnings per common share
- using shares in issue for period	3.10	2.90	2.83	3.08
- using shares issued as at Sept. 30, 2004	3.10	n/a	2.83	1.79
Basic earnings per linked unit
- using shares in issue for period	3.10	2.90	2.83	3.08
- using shares issued as at Sept. 30, 2004	3.10	n/a	2.83	1.79

			As at Sept 30,	As at June 30,
	As at Sept	As at June	2004	2003
	30, 2004	30, 2004	restated at	restated at
	Reported	Reported	US$1=ZAR 7	US$1=ZAR 7
	(In thousands of US$)
Balance Sheet
Total assets	165,290	152,632	152,445	136,824
Total liabilities	61,637	57,044	56,847	51,136
Shareholders' equity	103,653	95,588	95,598	85,688

Use of non-GAAP financial information

Certain non-GAAP measures were used in compiling the table above to evaluate our operations for fiscal 2004 and fiscal 2005. These are:

•
The Q1 2004 and Q1 2005 results were restated at a constant exchange rate of US$ 1.00 = ZAR 7.00. This exchange  rate was elected for demonstrative purposes as the underlying exchange rate used when the re-investment offer was  made to the Aplitec shareholders was at the rate of US$ 1.00 = ZAR 7.00. The average exchange rates for these  periods for GAAP purposes are US$ 1.00 = ZAR 6.3792 for Q1 2005 and US$ 1.00 = ZAR 7.4402 for Q1 2004.  The difference between the GAAP and non-GAAP measure is apparent from the table above.

•
Basic earnings per common share and basic earnings per special convertible preferred share using shares issued as at  September 30, 2004 have been calculated to illustrate of all shares issued to date, as a large number of shares were  issued as a result of the acquisition of Aplitec during June 2004. The number of issued shares used for the  calculation of both these earnings per share numbers is 328.2 million shares, compared to 193 million shares in issue  as of September 30, 2003 and 328.2 million shares as of September 30, 2004.

                Commencement of Nedcor Point of Sale project

                On July 27, 2004, we announced a contract to supply Nedcor with 18,500 Point of Sale devices, 5,600 pin-pads and 66,000 merchant smart cards. The revenue from this contract is estimated at US$ 10.5 million (approximately ZAR 66.95 million) Deliveries in terms of this contract commenced during Q1 2005 and the total revenue realized from this contract during the quarter under review amounted to US$ 4.1 million (approximately ZAR 25.9 million). We anticipate the completion of this project during the third quarter of fiscal 2005. Hardware sales of this nature are infrequent and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future.

                Results of Operations – overall and by segment

                We report our results in the following four segments: UEPS transaction-based activities, UEPS-based financial services, Hardware, software and related technology sales, and Corporate/ Eliminations. Our management prepares financial statements for management purposes in ZAR, and our chief operating decision-maker evaluates the segment performance using ZAR. For purposes of convenience, we have provided certain amounts in both US$ and ZAR. Unless otherwise noted, the rates of exchange used in determining these US$ amounts were:

	For the three months	For the three months
	ended September 30, 2004	ended September 30, 2003
		and June 30, 2004
Income and expense items: US$1 = ZAR	6.3792	7.4402
Balance sheet items: US$1 = ZAR	6.4560	6.2750

Revenue and Operating Profit
                Revenue comprises sales to customers, fees and interest earned on loans granted. Operating profit takes into account cost of IT processing, servicing and support, selling, general and administrative expenses, and depreciation and amortization. For the three months ended September 30, 2004, consolidated revenue and operating profit increased as follows:

	Three months ended September 30,
	Three months	Three months		Three months	Three months
	ended Sept	ended Sept		ended Sept	ended Sept
	2004	2003		2004	2003
			US$ %			ZAR %
	US$ ‘000	US$ ‘000	change	ZAR ‘000	ZAR ‘000	Change

Revenue	43,223	25,851	67.20%	276,367	192,336	43.69%
Operating Profit	18,166	7,293	149.09%	115,878	54,262	113.55%

                The increase in revenue and operating profit is primarily due to higher volumes in our UEPS transaction-based activities and UEPS-based financial services. The increase in operating profit margin from 28% in Q1 2004 to 42% for the three months ended September 2004 is primarily due to improved efficiencies across all activities, the Nedcor contract mentioned above and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape Province. We anticipate further improvements in our profit margins as our initiative to provide payment and financial services at participating retailers' POS terminals , in stead of mobile pay points, gathers momentum.

                The relative growth in revenue and the contributions of our business activities to operating profit are illustrated below:

	Three months ended September 30,
	2004				2003
			% of				% of
Business Division	US$	ZAR	Consolidated		US$	ZAR	Consolidated
	‘000	‘000	total		‘000	‘000	total
Consolidated revenue:
UEPS transaction- based activities	24,429	156,483	56.5%		17,116	127,344	66.2%
UEPS-based financial services	13,301	84,847	30.8%		7,848	58,394	30.4%
Hardware, software and related
technology sales	5,493	35,038	12.7%		887	6,598	3.4%
Total consolidated revenue	43,223	276,367	100.00%		25,851	192,336	100.0%

Consolidated operating profit:
UEPS transaction- based activities	10,642	67,886	58.6%		5,276	39,253	72.3%
UEPS-based financial services	6,147	39,210	33.8%		3,477	25,866	47.7%
Hardware, software and related
technology sales	2,035	12,980	11.2%		105	783	1.4%
Corporate/Eliminations	(658)	(1,832)	(3.6%	)	(1,564)	(11,640)	(21.4%	)
Total Consolidated Operating
Profit	18,166	118,244	100%		7,294	54,262	100.0%

UEPS transaction-based activities
Revenue and operating profit from UEPS transaction-based activities increased as follows:

	Three months ended September 30,
	2004	2003		2004	2003
			US$ %			ZAR %
	US$ ‘000	US$ ‘000	change	ZAR ‘000	ZAR ‘000	Change

Revenue	4,429	17,116	42.73%	156,483	127,344	22.88%
Operating Profit	10,642	5,276	101.71%	67,886	39,253	72.94%

This was due to the following key drivers in our UEPS transaction-based activities:

•                 Implementation of transacting ability at participating retailers' POS terminals: During Q1 2005, we commenced with a major drive to install UEPS POS terminals in the rural areas where the majority of our cardholders spend their social welfare grants. The ability of our cardholders to load their grants at these retailers and to spend these amounts on goods and services, without the need to convert the full amount to cash, represents the basic underlying principles of the UEPS functionality. We believe that the implementation of these terminals will result in a significant improvement in the lifestyle of our cardholders, while reducing our costs to deliver social welfare grants to our cardholders. We installed 340 POS terminals at 265 retail locations during Q1 2005 and transactions to the value of US$ 4 million (ZAR 25.5 million) were processed through these terminals during Q1 2005.

•                 Full operation of Eastern Cape contract: During Q1 2004, the implementation of our social welfare grant payment system in the Eastern Cape Province was not fully operational, as reflected by the number of benefits processed during Q1 2005 amounting to 1,739,493 transactions, compared with 1,175,617 in Q1 2004.

•                 Significantly higher volumes in existing contracts: We experienced significant growth in most of the other provinces where we administer payments of social welfare grants. This growth is mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants, and a significant increase in the number of disability grants approved by the various provincial governments. In total, the volume of payments processed during Q1 2005 increased by 24.7% to 9,535,686 compared to Q1 2004.

•                 Annual price increase adjustments: Under our Service Level Agreements with provincial governments, we are entitled to annual price increases based upon factors such as average grant size, volumes and the South African Consumer Price Index, or "CPI" rates.

The higher volumes in existing contracts, as well as the price increases for the first quarter of fiscal 2004 and 2005 are detailed below:

	Three months ended September 30,
			Average price per beneficiary payment
	Number of Payments		2004	2004	2003	2003
Province	2004	2003	US$(1)	ZAR (1)	US$(2)	ZAR (2)
KwaZulu-Natal	4,009,441	3,190,407	3.14	20.02	2.40	17.83
Limpopo	2,618,226	2,191,082	2.24	14.26	1.81	13.50
North West	798,887	757,378	2.78	17.75	2.17	16.13
Northern Cape	369,639	331,011	3.29	20.97	2.82	20.97
Eastern Cape	1,739,493	1,175,617	2.18	13.91	1.87	13.91
Total	9,535,686	7,645,495

(1)	The average price per payment excludes ZAR5.50 (US$ 0.86) related to the provision of UEPS-based financial services.

(2)	The average price per payment excludes ZAR5.50 (US$ 0.74) related to the provision of UEPS-based financial services.

                The operating profit margin of our UEPS transaction-based activities for Q1 2005 improved to 44% from 31% in Q1 2004. This improvement is mainly due to:

•	the increased volumes and the higher average price per payment as detailed in the table above; and

•
the reduced losses on the Eastern Cape contract, where we incurred significant expenses during the first half of  fiscal 2004 in connection with the process of optimizing the logistics of the Eastern Cape implementation (i.e.,  number of vehicles, number of payment points and number of beneficiaries at each payment point); and

•	the conversion of our operations in the Limpopo province during November 2003 to February 2004 to a full smart card-based payment system.

                As capital expenditures in the Limpopo and Eastern Cape provinces are depreciated and the logistical planning in the Eastern Cape is improved, we expect our operating profit margins from UEPS transaction-based activities to improve.

                UEPS-based financial services

                The revenue and operating profit from the UEPS-based financial services activities for fiscal 2004 changed as follows compared to the fiscal 2003:

	Three months ended September 30,
	2004	2003		2004	2003
			US$ %			ZAR %
	US$ ‘000	US$ ‘000	change	ZAR ‘000	ZAR ‘000	Change

Revenue	13,301	7,848	69.48%	84,847	58,394	45.30%
Operating Profit	6,147	3,477	76.79%	39,210	25,866	51.59%

                These activities derive revenue from the provision of UEPS smart card-based accounts provided to our customers, UEPS-based lending and traditional microlending.

                Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,233,101 UEPS smart card based accounts were active at September 30, 2004, compared to 1,848,881 active accounts as at September 30, 2003. The significant increase in the number of active accounts is primarily due to the conversion of the beneficiaries serviced in the Limpopo province to a full smart card-based payment system. A total of 880,791 accounts had been activated in this province at September 30, 2004.

                Revenue from UEPS-based lending improved as a result of growth in our loan portfolio as we expanded the areas where this service is offered. By contrast, the loan portfolio of the traditional micro-lending businesses declined as a result of our strategic decision not to aggressively grow this business. The key indicators of these businesses are illustrated below:

	September	June			September	June
	2004	2004			2004	2004
			US$ %				ZAR %
	US$ ‘000	US$ ‘000	change		ZAR ‘000	ZAR ‘000	Change
Debtors book: UEPS-based
lending –net and gross (i.e. no
provisions)	5,149	5,043	2%		33,239	31,647	5%
Debtors book: Traditional
micro-lending – gross	12,129	12,609	(4%	)	78,303	79,124	(1%	)

Provisions	(8,259)	(8,352)	(1%	)	(53,322)	(52,410)	2%
Debtors book: Traditional
microlending – net of
provisions	3,870	4,257	(9%	)	24,981	26,714	(6%	)

                Operating profit margin for the financial services segment increased during this period to 46%, compared to 44% in the prior year, primarily due to the increased profitability of the provision of smart card based UEPS accounts, and the change in the mix of the debtors book from the lower margin and higher risk traditional micro-lending to the higher margin and lower risk UEPS-based lending. Both the provision of UEPS smart card based UEPS accounts and UEPS-based lending are volume driven and profitability improves as volumes increase, as most costs are fixed. The change in the contribution of the various components to revenue and the change in the operating profit margin from Q1 2004 to Q1 2005 are illustrated in the table below:

	Three months ended September 30,
	2004		2003
	% of total	Operating profit	% of total	Operating profit
	divisional	margin %	divisional	margin %
	revenue		revenue
Provision of UEPS smart
card-based accounts	61.8	45.5	51.4	45.5
UEPS-based lending	18.5	70.4	17.6	65.1
Traditional micro-
lending	19.7	24.5	31.0	31.8
	100.0		100.0

Hardware, software and related technology sales
The revenue and operating profit from the Hardware, software and related technology sales activities for Q1 2005 changed as follows compared to Q1 2004:

	Three months ended September 30,
	2004	2003		2004	2003
	US$ ‘000	US$ ‘000	US$ %	ZAR ‘000	ZAR ‘000	ZAR %
			change			Change

Revenue	5,493	887	519.28%	35,038	6,598	431.04%
Operating Profit	2,035	105	1,838.10%	12,980	783	1,557.73%

                These activities have limited annuity-based revenues and are dependent on signing new contracts and/or the expansion of UEPS systems already implemented.

                The significant revenue increase was expected due to the commencement of the contract to supply Nedcor with 18,500 Point of Sale devices, 5,600 pin-pads and 66,000 merchant smart cards. The revenue from this contract is estimated at US$ 10.5 million (approximately ZAR 66.95 million) Deliveries in terms of this contract commenced during Q1 2005 and the total revenue realized from this contract during the quarter under review amounted to US$ 4.1 million (approximately ZAR 25.9 million). We anticipate the completion of this project during the third quarter of fiscal 2005. Hardware sales of this nature are infrequent and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future.

                Corporate/Eliminations

                The main components of the corporate segment, before the gain related to the insurance captive closure in September 2004, for both Q1 2005 and Q1 2004 were the relevant head office expenses and inter-segment eliminations. Included in the Q1, 2005 corporate segment is a gain of $2 million ( ZAR 12.8 million) relating to the closure of the insurance captive.

Interest Received and Finance Costs

                Interest received consists of interest received on surplus cash, while finance costs consists of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing it to these provinces' credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately US$ 38.2 million (ZAR 250 million) for the KwaZulu-Natal contract and US$ 33.6 million (ZAR 220 million) for the Eastern Cape contract. The funding requirements are at peak levels for the first two weeks of every month during the year. The decrease in the South African prime overdraft rate from an average of 14% per annum in Q1 2004 to 11% per annum in Q1 2005, partially offset by our increased pre-funding requirements for the KwaZulu-Natal and Eastern Cape contracts, resulted in a decrease (in ZAR terms) in finance costs from US$ 2.8 million (ZAR 20.9million) in Q1 2004 to US$ 2.9 million (ZAR 18.7 million) in Q1 2005.

Interest on surplus cash decreased from US$ 3.7 million (ZAR 27.5 million) to US$ 3.6 million (ZAR 22.8 million), primarily due to the lower interest rates earned on the surplus cash held in the South African domiciled accounts (which are linked to the South African overdraft rates as detailed above). Cash on hand increased from US$ 53 million on September 30, 2003 to US$ 77.6 million on September 30, 2004. All cash balances as at September 30, 2003 were ZAR denominated, whereas the cash balances as at September 30, 2004 comprised of ZAR denominated balances of ZAR 421 million (US$ 65 million), US$ denominated balances of US$ 12 million and Euro denominated balances of € 0.005 million (US$ 0.006 million).

                Surplus cash held by the South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by non-South African companies is invested in the United States and European money markets.

Taxation

                Total tax expense for the three months ended September 30, 2004 is US$7.2 million (ZAR 45.93 million) compared with US$ 3.7 million (ZAR 27.5 million) in the first quarter of fiscal 2004. The increase is due to our increased profitability in all segments. The income tax rates currently applicable to us are not anticipated to change in the following quarter.

Liquidity and Capital Resources

                Operations

                Cash inflows from operating activities for the three months ended September 30, 2004 totaled US$ 1.1 million (ZAR 7 million), compared to US$ 2.2 million (ZAR 16.4 million) provided by operating activities for the three months to September, 30 2003. This decrease in cash inflows is a result of the increases in inventory and accounts receivable. The increase in inventory was due to higher levels of POS terminals in inventory at the end of the quarter. The increase in receivables was due to a portion of the September 2004 Eastern Cape pre-funding owing to Net1 by the Eastern Cape government, the service fee for September 2004 owing to Net1 by the KwaZulu Natal government and outstanding invoices payable by Nedcor in terms of the delivery of POS terminals.

                Investing

                Cash used in investing activities in the three months to September 30, 2004 and 2003 was US$1.7 million (ZAR 10.8 million) and US$ 0.8 million (ZAR 6 million), respectively.

                Investing activities during the first quarter of fiscal 2005 consisted mainly of:

•	capital expenditure of US$ 1 million (ZAR 6.18 million), of which US$0.4 million (ZAR 2.8 million) relates to the purchase of an additional transaction processing computer at head-office; and
•	a loan of US$ 0.78 million (ZAR 5 million) to Imvume Resources (Proprietary) Limited ("Imvume"), our black economic empowerment partner.

                Financing

                The dividend declared by Aplitec for fiscal year end June 30, 2003 was paid in the three months ended September 2003. There were no dividends outstanding as of the fiscal year end June 30, 2004. Since we are highly cash generative and maintain large cash reserves, US$ 77.6 million at the end of Q1 2005, we finance all operations, research and development, working capital, capital expenditure and acquisitions through our internally generated cash reserves. We have no debt to service and only require external funding when our pre-funding requirements in the KwaZulu-Natal and Eastern Cape provinces exceed the available cash on hand. We have various debt facilities, including a ZAR 500 million (US$ 79.7 million) revolving credit facility.

                We have access to capital from a range of external sources, including share issuances and debt facilities. We take the following factors into account when considering external financing:

                •                 cost of capital;

                •                 cost of financing;

                •                 opportunity cost of utilizing surplus cash; and

                •                 availability of tax efficient structures to moderate financing costs.

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

Capital Expenditures

                Capital expenditures for the three months to September 2004 and 2003:

	Three months to September 30,
	2004	2004	2003	2003
Business Division	US$	ZAR$	US$	ZAR
	‘000	‘000	‘000	‘000

UEPS transaction- based activities	749	4,780	760	5,654
UEPS- based financial services	213	1,359	39	290
Hardware, software and related
technology sales	-	-	-	-
Corporate / Eliminations	-	-	11	82
Consolidated total	962	6,139	810	6,026

                We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish its operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increase to the point where the maximum capacity of the original infrastructure is exceeded.

                Our Q1 2005 spending was mainly on the acquisition of a new transaction processing computer at head-office. Our Q1 2004 spending was mainly due to expansion in all provinces, as we experienced significant growth in the number of customers we had to service.

                Our other business activities require relatively little capital investment.

                All our capital expenditures for the past three fiscal years were funded through internally generated funds. We have no outstanding capital commitments at the end of September 2004.

                Capital spending for the remainder of fiscal 2005 is expected to be incurred primarily in connection with the equipment required to service the increased number of beneficiaries in all provinces. This capital spending is expected to be funded through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations
                The Company leases certain premises under operating leases. The minimum future commitments of the Company for lease premises are as follows:

	Payments due by Period, as of September 30, 2004 (in ‘000s)
	Due	Due	Due	Due	Due
	within 1	within 2	within 3	within 4	within 4
	year	years	years	year	year	Total
Contractual obligations
Long term debt obligations
Long-term payable	749	249
Capital lease obligations
Operating lease obligations (US$ )	1,817	1,048	750	736	62	4,412
Purchase obligations	5,980

                Our outstanding capital commitments as of September 30, 2004 is $0. Other than shown in the table above, there are no other purchase commitments, obligations or specific capital commitments for the next three years.

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

                Aplitec's dividend policy in the three months to September 30, 2003 and prior fiscal periods was to declare regular annual dividend payments of between 25% to 33% earnings. There were no dividends declared in the three month period ended September 30, 2004, however dividends declared for the year ended June 30, 2003 were paid in the first quarter of fiscal 2004.

Acquisitions and Dispositions
                There were no acquisitions or dispositions in the three months to September 30, 2004 and 2003.

Equity-accounted investment
                We have a 43% interest in Permit Group (Proprietary) Limited ("Permit"), an equity accounted investment. Permit owns 95% of the common stock of New Era Life Insurance Company ("New Era"), a provider of various insurance products to the South African market.

                For the three months ending September 30, 2004, earnings from our equity accounted investment totaled US$ 0.2 million (ZAR 1.4 million). Future earnings from our equity accounted investment are expected to be comparable with the current quarter's earnings.

Employee Benefits
                The Company does not provide health or retirement benefits to any of its employees.

Insurance
                The Company annually assesses its risk exposure. During the three months ended September 30, 2004 and 2003 all risks were adequately covered by third party insurers, except where the cost of insurance coverage was considered excessive in relation to the probability and extent of loss. This is true with respect to our cash and cash-in-transit risks, which has become virtually impossible to procure from local and international underwriters.

                The main categories of our insurance are:

• loss of/damage to vehicles, electronic equipment and other assets;
• business interruption;
• motor vehicle third party claims;
• group personal accident; and
• employment practices liability.

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

                Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that should be read in conjunction with the Company's 2004 consolidated financial statements on Form 10-K.

•                 Deferred taxation
•                 Accounts receivable and provision for doubtful debts
•                 Research and development

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Exchange Risk

                The Company is subject to foreign currency exchange risk because it purchases inventories that it is required to settle in foreign currencies, primarily the Euro and United States dollar. Aplitec has used forward contracts in order to limit its exposure to the ZAR/ USD and ZAR/ EUR exchange rate fluctuations from foreign currency transactions. As of September 30, 2004 and 2003, the outstanding foreign exchange contracts are as follows:

September 2004

Notional amount	Strike price	Maturity

EUR 65,000	ZAR 8.176	October 14, 2004
EUR 130,000	ZAR 8.229	December 1, 2004
EUR 16,250	ZAR 7.975	October 12, 2004
EUR 263,200	ZAR 8.213	October 29, 2004
EUR 135,000	ZAR 8.109	December 21, 2004
EUR 4,243,000	ZAR 8.523	January 7, 2005
USD 7,200	ZAR 6.609	October 7, 2004

September 2003

                None

Translation Risk

                Translation risk relates to the risk that the result of the Company will vary significantly as the Company report is US$ and the majority of its operations are transacted in ZAR. The US$:ZAR exchange rate has fluctuated significantly over the past 2 years. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition.

Interest Rate Risk

                As a result of its normal borrowing and leasing activities, Aplitec's operating results are exposed to fluctuations in interest rates, which Aplitec manages primarily through its regular financing activities. Aplitec generally maintains limited investment in cash equivalents and has occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank's REPO rate, Aplitec's interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by US$12,828 per month, while interest earned per month on any surplus cash increases by US$12,878 per US$15.7 million (ZAR 100 million).

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

Item 4.            Controls and Procedures

                Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

                As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.            Other Information

Item 1.            Legal Proceedings

                There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

                There were no unregistered sales of equity securities during the quarter.

Item 3.            Defaults Upon Senior Securities

                None

Item 4.            Submission of Matters to a Vote of Security Holders

                None

Item 5.            Other Information

                None

Item 6.            Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

We furnished to the SEC reports on Form 8-K on July 16, 2004 and July 27, 2004. We furnished to the SEC reports on Form 8-K/A on August 25, 2004.

The July 16, 2004 Form 8-K was for the purpose of announcing a change in Independent Accountants from Manning Elliott, Chartered Accountants to Deloitte & Touche South Africa on July 12, 2004. In addition, it was announced that 99.2% of Net 1 Applied Technology Holdings Limited's (the "accounting acquirer") shareholders elected the reinvestment option as of June 28, 2004. The Company's also announced that its year end would be changed to June 30 from December 31 and that the pro forma financial information and the accounting acquirer's financial statements would be filed as soon as practicable.

The July 27, 2004 Form 8-K was for the purpose of announcing that on July 27, 2004, the Company issued a press release stating that the transactions as contemplated as part of its recapitalization plan was complete. In addition, it was announced that the Company had been selected as the exclusive provider of Point-of-Sale terminals for Nedbank Limited, one of the four largest banks in South Africa.

The August 25, 2004 Form 8-K/A was for the purpose of providing the pro forma financial information and the accounting acquirer's financial statements required by the July 16, 2004 Form 8-K.

(b) Exhibit Listing

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Johannesburg, South Africa, on November 9, 2004.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Serge Belamant	Chief Executive Officer and Chairman of the Board, Director	November 9, 2004
Serge Belamant	(Principal Executive Officer)

/s/ Herman Gideon Kotze	Chief Financial Officer, Treasurer and Secretary, Director (Principal	November 9, 2004
Herman Gideon Kotze	Financial and Accounting Officer)