Form 10-Q
period 2004-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2005-02-11
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number: 000-31203

NET 1 U.E.P.S. TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0903895
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

President Place, 4th Floor, Cnr. Jan Smuts and Bolton Avenue
Rosebank, Johannesburg, South Africa
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 27-11-343-2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,291,824 shares of Common Stock, $0.001 par value, were outstanding at December 31, 2004.

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

Form 10-Q

NET 1 U.E.P.S. TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
	December 31,	June 30,
	2004	2004
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,316	$80,282
Accounts receivable	10,989	18,196
Finance loans receivable, net of allowances of – December: $9,523; June: $8,387	10,665	9,300
Deferred expenditure on smart cards	4,749	6,031
Inventory	2,624	1,054
Deferred income taxes	4,053	2,549
Total current assets	138,396	117,412

LONG TERM RECEIVABLE	1,143	1,106
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – December: $21,021; June: $23,225	7,988	7,638
EQUITY ACCOUNTED INVESTMENT	1,340	878
GOODWILL	16,217	15,212
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
December: $4,501; June: $3,019	9,834	10,386

TOTAL ASSETS	174,918	152,632

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	-	19
Accounts payable	23,750	23,693
Income taxes payable	9,388	24,119
Total current liabilities	33,138	47,831

DEFFERRED INCOME TAXES	13,760	8,961
LONG TERM LIABILITIES	-	252

TOTAL LIABILITIES	46,898	57,044

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 500,000,000 with $0.001 par value;
Issued and outstanding shares - December: 157,291,824; June: 135,235,220	157	135

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 300,000,000 with $0.001 par value;
Issued and outstanding shares - December: 170,910,534; June: 192,967,138	171	193

B CLASS PREFERRED STOCK
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - December:	34	38
209,890,129; June: 236,977,187

ADDITIONAL PAID-IN-CAPITAL	71,685	71,681

ACCUMULATED OTHER COMPREHENSIVE INCOME	25,008	15,039

RETAINED EARNINGS	30,965	8,502

TOTAL SHAREHOLDERS’ EQUITY	128,020	95,588

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,918	$152,632

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(In thousands, except share data)		(In thousands, except share data)

REVENUE	$45,995	$29,338	$89,218	$55,189

EXPENSE

COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	13,978	9,551	28,779	18,257

GENERAL AND ADMINISTRATION	12,092	9,644	22,368	17,300

DEPRECIATION AND AMORTIZATION	1,654	1,269	3,229	2,417

REORGANIZATION CHARGES	-	246	-	246

OPERATING INCOME	18,271	8,628	34,842	16,969

INTEREST INCOME, net	548	674	1,203	1,561

INCOME BEFORE INCOME TAXES	18,819	9,302	36,045	18,530

INCOME TAX EXPENSE	6,707	3,801	13,915	7,507

NET INCOME BEFORE EARNINGS FROM EQUITY
ACCOUNTED INVESTMENT	12,112	5,501	22,130	11,023

EARNINGS FROM EQUITY ACCOUNTED
INVESTMENT	124	-	333	-

NET INCOME	$12,236	$5,501	$22,463	$11,023

Basic earnings per share, in cents – common stock
and linked units	3.73	2.85	6.84	5.71

Diluted earnings per share, in cents – common stock
and linked units	3.66	2.85	6.73	5.71

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flow

	Three months ended		Six months ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Cash flows from operating activities
Cash received from customers	$80,342	$37,601	$108,969	$57,358
Cash paid to suppliers and employees	(37,714)	(17,636)	(60,499)	(33,173)
Interest received	4,246	3,407	7,830	7,101
Finance costs paid	(3,681)	(2,733)	(6,614)	(5,540)
Income taxes paid	(25,803)	(4,079)	(31,984)	(7,136)
Net cash provided by operating activities	17,390	16,560	17,702	18,610

Cash flows from investing activities
Capital expenditures	(779)	(1,128)	(1,722)	(1,938)
Proceeds from disposal of property, plant and equipment	5	7	21	18
Net cash used in investing activities	(774)	(1,121)	(1,701)	(1,920)

Cash flows from financing activities
Repayment of bank overdrafts	-	-	(19)	-
Dividends paid	-	(310)	-	(5,088)
Net cash used in financing activities	-	(310)	(19)	(5,088)

Effect of exchange rate changes on cash	11,098	5,310	9,052	7,568

Net increase in cash and cash equivalents	27,714	20,439	25,034	19,170

Cash and cash equivalents – beginning of period	77,602	53,044	80,282	54,313

Cash and cash equivalents at end of period	$105,316	$73,483	$105,316	$73,483

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

NET 1 U.E.P.S. TECHNOLOGIES, INC.
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.         Basis of Presentation and Summary of Significant Accounting Policies

             Unaudited Interim Financial Information

             As a result of the transaction described fully in the 10-K, the former shareholders of Net1 Applied Technology Holdings Limited (“Aplitec”) obtained a majority voting interest in the Company on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-Q unless indicated otherwise for the periods up to June 7, 2004, i.e. for the six months ended December 31, 2003 represent the results of Aplitec prior to the date it acquired Net1. For the period from June 7, 2004, i.e. for the six months ended December 31, 2004 the financial information presented herein represents the consolidated results of Aplitec and Net1 with Net1 as the acquired entity. Unless the context otherwise provides, the reference to the Company refers to Net1 and its subsidiaries (including Aplitec).

             The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles (“GAAP”) for interim financial reporting. The results of operations for the three and six months ended December 31, 2004 and 2003 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

             These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on October 12, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

             Stock-Based Compensation

             The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, compensation expense is not required to be recorded when stock options/ awards are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option/ award is granted. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 allows the Company to continue to follow the present APB 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. In December 2002, the FASB issued Statement of Financial Accounting Standard 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 (“SFAS 148”), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends Accounting Principle Board Opinion No. 28, Interim Financial Reporting (“APB 28”), to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company’s third quarter of fiscal 2003. The Company has continued to account for stock-based compensation under the provisions of APB 25 using the intrinsic value method.

1.         Basis of Presentation and Summary of Significant Accounting Policies (continued)

             There was no stock compensation charge under APB 25 for either of the three or six months ended December 31, 2004 and 2003. Had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with SFAS 123, the Company’s net income and earnings per share in accordance with US GAAP for the three and six months ended December 31, 2004 and 2003 would have been as presented in the pro-forma disclosures below:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income	$12,236	$5,501	$22,463	$11,023
Add back: stock-based compensation expense included in
reported net income, net of related tax effects	-	-	-	-
Deduct: total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(218)	-	(437)	-

Pro-forma net income	$12,018	$5,501	$22,026	$11,023

Earnings per share, basic and diluted (US cents):
Basic, as reported	3.73	2.9	6.84	5.7
Basic, pro forma	3.57	5.7	6.54	5.7

Weighted average assumptions:
Risk-free interest rate	3.50%	-	3.50%	-
Dividend yield	0.00%	-	0.00%	-
Stock volatility	72.00%	-	72.00%	-
Average expected life (years)	7.00	-	7.00	-

             Translation of foreign currencies

             The functional currency of the Company is the South African Rand and its reporting currency is the United States Dollar. The current rate method is used to translate the financial statements of the Company to United States Dollars. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders’ equity.

             Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

             Recent accounting pronouncements

             FASB Statement No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, was issued in December 2004 and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of the statement shall be applied prospectively. The amendments made by the statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Company does not believe that adoption of the statement will have an impact on its overall results of operations or financial position.

             FASB Statement 123 (Revision 2004), Share-Based Payment, was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The Company plans to adopt the new statement in the first quarter of its next fiscal year, beginning July 1, 2005.

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

	December 31, 2004			June 30, 2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value

Goodwill	$20,743	$(4,526)	$16,217	$19,302	$(4,090)	$15,212
Finite-lived intangible assets:
Contract rights	2,958	(1,069)	1,889	2,673	(520)	2,153
Customer contracts	114	(14)	100	114	(2)	112
Exclusive licences	4,506	(377)	4,129	4,506	(54)	4,452
FTS patent	6,757	(3,041)	3,716	6,106	(2,443)	3,663
Other patents	-	-	-	6	-	6
Total finite-lived intangible assets	$14,335	$(4,501)	$9,834	$13,405	$(3,019)	$10,386

             FTS Patent

             The Company obtained its patent for the Funds Transfer System (FTS) on its acquisition of Net1 Investment Holdings (Proprietary) Limited (“Net1 Holdings”) on July 12, 2000. 100% of Net1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $4.5 million at the December 31, 2004 exchange rate of $1 : ZAR5.6704), which was satisfied through the issuance of 9,750,000 of the Company’s common shares. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $4.8 million (or $6.8 million at the quarter end exchange rate of $1:ZAR5.6704) . Net1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based.

             Aggregate amortization expense on the FTS patent for the three and six months ended December 31, 2004 was approximately $0.16 million and $0.31, respectively (three and six months to December 31, 2003: $0.14 million and $0.27 million, respectively). Estimated amortization expense to be reported in future periods is estimated at $0.6 million per annum, however this amount could differ from the actual amortization as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

             Contract Rights

             In December 2003 the Company entered into an agreement with various black economic empowerment partners (the “partners”) whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The total amount paid to the partners is approximately $2.3 million (or $3 million at the December 31, 2004 exchange rate of $1:ZAR5.6704) . The amount paid will be amortized over the contract period of 3 years.

             Amortization for the three and six months to December 31, 2004 is approximately $0.23 million and $0.45, respectively. Estimated amortization expense to be reported in future periods is estimated at $0.9 million per annum, however this amount could differ from the actual amortization as a result of changes in the contract period and other relevant factors.

2.         Goodwill and Intangible Assets (continued)

             Customer contracts and exclusive licenses

             The customer contracts and exclusive licenses were valued by an independent third party and these assets were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of 5 and 7 years respectively. Amortization expense for the customer contracts and exclusive licenses for the three and six months ended December 31, 2004 is $0.01 million and $0.16 million, respectively, and $0.01 million and $0.32 million, respectively. Estimated amortization expense for the customer contracts and exclusive license to be reported in future periods is estimated at $0.02 million and $0.64 million per annum, respectively. These amounts could differ from the actual amortization as a result of changes in the useful lives and other relevant factors.

             As required by SFAS 141 goodwill has been allocated to the Company’s reportable UEPS Transaction-based activities, UEPS-based financial services and Hardware, software and related technology sales business segments as follows:

	December 31, 2004
		Accumulated	Net carrying
	Cost	amortization	value

UEPS transaction-based activities	4,250	(1,253)	2,997
UEPS-based financial services	8,696	(2,439)	6,257
Hardware, software and related technology sales	7,797	(834)	6,963
Total	20,743	(4,526)	16,217

	June 30, 2004
		Accumulated	Net carrying
	Cost	amortization	value

UEPS transaction-based activities	$3,841	$(1,133)	$2,708
UEPS-based financial services	7,857	(2,203)	5,654
Hardware, software and related technology sales	7,604	(754)	6,850
Total	$19,302	$(4,090)	$15,212

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

             The linked units comprise the following instruments which are linked and cannot be traded separately:

             •             A right to special convertible preferred stock,

             •             B Class preferred stock in Net1 Applied Technologies South Africa Limited (“New Aplitec”) and

             •             B Class loans issued by New Aplitec

             Although the linked units include certain instruments (the B Class preferred stock and the B Class loans) that are legally equity of a subsidiary of the Company, they have been treated as equity of the Company and recorded as part of shareholders’ equity in these consolidated financial statements, in recognition of their substance, which is economically equivalent to that of common stock.

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

3.         Capital structure and creditor rights attached to the B Class Loans (continued)

             Dividend rights – The corporate by-laws of the Company are such that the Company’s common shareholders and linked unit holders have similar rights to the distribution of the Company’s earnings.

             Liquidation rights – The corporate by-laws allow for the automatic conversion of the linked units into common stock of the Company thereby allowing linked unit holder to have identical liquidation rights to a common shareholder in the event of liquidation.

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

             Common stock

             Holders of shares of the Company’s common stock are entitled to receive dividends and other distributions when declared by the Company’s board of directors out of funds available. Payment of dividends and distributions is subject to certain restrictions under the Business Corporation Act of Florida, including the requirement that after making any distribution the Company must be able to meet its debts as they become due in the usual course of its business.

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

             Special convertible preferred stock

             The special convertible preferred stock ranks, on parity, without preference and priority, with the Company’s common stock with respect to dividend rights (except as described below) or rights upon liquidation, dissolution or winding up of the Company. The stock is junior in preference and priority to each other class or series of preferred stock or other equity security of the Company under terms which may be determined by the board of directors to expressly provide that such other security rank senior in preference or priority to the special convertible preferred stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of the Company.

             Provided that shares of special convertible preferred stock are outstanding, the Company’s board will determine immediately prior to the declaration of any dividend or distribution (i) the portion, if any, of the Company’s assets available for such dividend of distribution that is attributable to funds or assets from New Aplitec, regardless of the manner received (“the South African Amount”), and (ii) the portion of such funds or assets that is not from New Aplitec (the “Non South African Amount”). The South African Amount will not include amounts received from New Aplitec due to its liquidation, distribution or dividend after an insolvency or winding up.

             Provided that shares of special convertible preferred stock are outstanding, (i) any dividends or distributions by the Company’s board of Non-South African Amounts must be paid pro rata to all holders of common stock and special convertible preferred stock, and (ii) and dividends or distributions by the Company’s board of South African Amounts can be paid only to holders of common stock. The Company’s board has complete discretion to declare a dividend or distribution with respect to South African Amounts or Non-South African Amounts.

             In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, all outstanding shares of special convertible preferred stock will automatically convert and holders of such stock will be entitled to receive pari passu with holders of common stock, any assets of the Company distributed for the benefit of its shareholders.

             Holders of special convertible preferred stock have the right to receive notice of, attend, speak and vote at general meetings of Net 1 U.E.P.S. Technologies, Inc (“Net1”) , and are entitled to vote on all matters on which holders of common stock are entitled to vote. Each holder of special convertible preferred stock present in person, or the person representing such holder, is entitled to a number of votes equal to the number of shares of common stock that would be issued upon conversion of the special convertible preferred stock held by such holder on the record date.

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

             •             such holder’s interest in the New Aplitec B loan accounts

             Upon conversion, all rights with respect to shares for special convertible preferred stock will cease. Converted shares will be cancelled and have the status of authorized but unissued preferred stock, without designation as to series until such shares are once more designated as part of a particular series by the board of directors.

             During the three and six months ended December 31, 2004, 6,887,802 and 22,056,802 special convertible preferred shares were converted to common stock. The trigger events that gave rise to these conversions were requested by linked unit-holders to sell and/or covert 8,458,704 and 27,087,057 linked units during the three and six months ended December 31, 2004. The net result of these conversions was that 8,458,704 and 27,087,057 B class preferred stock and B class loans were ceded to Net1 during the three and six months ended December 31, 2004, which converted 6,887,802 and 22,056,802 special convertible preferred stock to 6,887,802 and 22,056,802 common stock in return for the ownership of the 8,458,704 and 27,087,057 B class preferred shares and B class loans. As a result of the conversion, the number of common stock has increased by 22,056,802 and the number of special convertible preferred stock has decreased by 22,056,802. In addition, as a consequence of the conversion, the Company now owns 27,087,057 B class preferred shares and B class loans. The reduction in the B class preferred stock from $0.038 million to $0.034 million is due to the cession to the Company of the B class preferred stock as a result of the trigger events. The value of the B class preferred stock held by the Company is eliminated on consolidation.

4.         Earnings per share

             Earnings per share has been presented separately for each of the two classes of equity, as the entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 2, the linked units have the same rights and entitlements as those attached to common shares.

             As the linked units owned by holders, other than the Company, are exchangeable for special convertiable preferred stock at the ratio of 1.23:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (328.2 million) of common stock (157.3 million) and special convertible preferred stock (170.9) in issue. Diluted earnings per share has been calculated to give effect to the number of additional common shares/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period.

             As a result of the transaction in the prior fiscal year the weighted average number of shares used to calculate earnings per share for the three and six months ended December 31, 2003 has been retroactively restated to reflect the capital structure after the transaction. For the purposes of this restatement, the Aplitec share capital has been presented as common stock as of December 31, 2003.

             The weighted average number of shares for the three and six months ended December 31, 2004 presented below includes the common shares as well as the special convertible preferred shares as the shareholders that hold these shares have the same rights and entitlements as those attached to the common shares.

             The following tables detail the weighted average number of shares used for the calculation of earnings per share as of December 31, 2004 and 2003.

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	‘000	‘000	‘000	‘000
Weighted average number of common shares – basic	157,292	192,967	157,292	192,967
Weighted average effect of dilutive securities:
Employee stock options	2,855	-	2,661	-
Weighted average number of shares – diluted	160,147	192,967	159,953	192,967

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	‘000	‘000	‘000	‘000
Weighted average number of linked units – basic	170,910	-	170,910	-
Weighted average effect of dilutive securities:
Employee stock options	3,102	-	2,891	-
Weighted average number of linked units – diluted	174,012	-	173,801	-

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	000	‘000	‘000	‘000
Total weighted average number of shares used to
calculated earnings per share – basic	328,202	192,967	328,202	192,967

Total weighted average number of shares used to	334,159	192,967	333,754	192,967
calculated earnings per share – diluted

5.         Comprehensive income

             The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for each of the three and six months ended December 31 was:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income	$12,236	$5,501	$22,463	$11,023
Foreign currency translation adjustments	12,131	6,082	$9,969	9,417
	$24,367	$11,583	$32,432	$20,440

6.         Operating segments

             The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131), which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company’s management prepares consolidated statutory financial statements for management purposes under South African GAAP (“SA GAAP”), the company’s chief operating decision-maker evaluates the segment performance using SA GAAP measures.

             Revenues and operating profits are measured on a segmental basis in accordance with SA GAAP (defined as “operating (loss)/profit of continuing operations before central costs, goodwill amortization, SA GAAP operating exceptional items and share option costs”). In the tables below, this measure is referred to as segment operating (loss)/profit.

             The Company currently has three reportable segments which each operate mainly within South Africa: UEPS Transaction-based activities, UEPS-based financial services and Hardware, software and related technology sales and a Corporate and Eliminations segment. The Company’s reportable segments offer different products and services and require different resources and marketing strategies.

             The UEPS Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. This segment has individually significant customers that each provides more than 10 per cent of the total revenue of the Company. For the three and six months ended December 31, 2004, there were 3 such customers, providing 37, 19 and 12 per cent and 36, 20 and 12, respectively, of total revenue (three and six months ended December 31, 2003: 3 customers providing 40, 24 and 12 per cent and 40, 24 and 12 per cent, respectively, of total revenue).

             The UEPS-based financial services segment derives revenue from the provision of smart card based accounts as well as short-term personal lending activities. Interest income is recognized in the income statement as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement.

             The Hardware, software and related technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”). The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Revenue for such arrangements is recognized under the completed contract method, no income and profit being recognized until the contract is completed.

             Corporate / eliminations include the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

             The accounting policies of the segments are consistent with those described at June 30, 2004 and any inter-segment sales or transfers are eliminated.

6.         Operating segments (continued)

             The Company evaluates segment performance based on net income after tax. The following tables summarize segment information which is prepared in accordance with SA GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Revenues
UEPS Transaction-based activities	$26,426	$19,405	$50,855	$36,521
UEPS-based Financial services	14,224	8,870	27,525	16,718
Hardware, software and related technology sales	5,345	1,063	10,838	1,950
Total	45,995	29,338	89,218	55,189

Interest earned
UEPS Transaction-based activities	-	-	-	-
UEPS-based Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/ Eliminations	4,111	3,410	7,696	7,104
Total	4,111	3,410	7,696	7,104

Interest expense
UEPS Transaction-based activities	3,448	2,591	6,239	5,236
UEPS-based Financial services	12	8	19	16
Hardware, software and related technology sales	103	40	235	56
Corporate/ Eliminations	-	97	-	235
Total	3,563	2,736	6,493	5,543

Depreciation and amortization
UEPS Transaction-based activities	1,326	1,181	2,606	2,276
UEPS-based Financial services	130	150	274	285
Hardware, software and related technology sales	-	-	-	-
Corporate/ Eliminations	240	65	470	124
Total	1,696	1,396	3,350	2,685

Operating income
UEPS Transaction-based activities	13,760	5,849	24,402	11,125
UEPS-based Financial services	6,476	3,795	12,623	7,272
Hardware, software and related technology sales	2,238	631	4,273	736
Corporate/ Eliminations	(4,121)	(2,772)	(4,779)	(4,336)
Total	18,353	7,503	36,519	14,797

Income taxation expense
UEPS Transaction-based activities	3,095	977	5,450	1,765
UEPS-based Financial services	1,939	1,136	3,781	2,177
Hardware, software and related technology sales	640	177	1,211	204
Corporate/ Eliminations	(389)	384	673	1,841
Total	5,285	2,674	11,115	5,987

Net income after taxation
UEPS Transaction-based activities	7,218	2,280	12,713	4,122
UEPS-based Financial services	4,525	2,651	8,823	5,079
Hardware, software and related technology sales	1,494	414	2,826	476
Corporate/ Eliminations	379	157	2,245	691
Total	$13,616	$5,502	$26,607	$10,368

6.         Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003

Segment assets
UEPS Transaction-based activities	$99,270	$73,713	$99,270	$73,713
UEPS-based Financial services	20,409	20,707	20,409	20,707
Hardware, software and related technology sales	1,325	14,382	1,325	14,382
Corporate/ Eliminations	41,783	1,317	41,783	1,317
Total	162,787	110,119	162,787	110,119

Expenditures for long-lived assets
UEPS Transaction-based activities	620	984	1,350	1,744
UEPS-based Financial services	159	30	372	69
Hardware, software and related technology sales	-	-	-	-
Corporate/ Eliminations	-	114	-	125
Total	$779	$1,128	$1,722	$1,938

             The following tables present the Company's net income after tax and segment assets from the Company's reportable segments presented in accordance with SA GAAP and then reconciled to United States Generally Accepted Accounting Principles (“US GAAP”) financial information consolidated totals:

		Three months ended		Six months ended
		December	December	December	December
		31, 2004	31, 2003	31, 2004	31, 2003
Net income after tax in accordance with SA GAAP		$13,616	$5,502	$26,607	$10,368
Intangible amortization adjustment	(a)	(84)	(76)	(165)	(145)
Self insurance adjustment	(b)	-	999	(1,465)	1,907
Goodwill amortization adjustment	(c)	136	203	296	413
Secondary Taxation on Companies adjustment	(d)	(1,502)	(812)	(2,939)	(919)
Taxation adjustments due to difference between SA
and US GAAP	(e)	70	(315)	129	(601)
Reclassification of earnings from equity accounted	(f)
investment		(124)	-	(333)	-
Net income after tax in accordance with US GAAP		$12,112	$5,501	$22,130	$11,023

		December
		31, 2004
Segment assets in accordance with SA GAAP		$162,787
Recognition of goodwill, net of amortization	(c)	7,760
Recognition of intangible assets, net of amortization	(a)	3,717
Deferred tax adjustments	(d)	654
Segment assets in accordance with US GAAP		$174,918

             (a)         Aplitec obtained the patent for the Funds Transfer System (FTS) on its acquisition of Net1 Investment Holdings (Pty) Ltd ("Holdings") on July 12, 2000. 100% of Holdings issued share capital was acquired for approximately $3.2 million, which was satisfied through the issuance of 9,750,000 of Aplitec common shares. For SA GAAP purposes, this was treated as the acquisition of a business as it was a corporate entity and the excess of the purchase price over the identifiable assets acquired was treated as goodwill and amortized over 10 years. For US GAAP purposes, EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business, defines a business and the acquisition of Holdings was in substance the acquisition of an asset. As such, the treatment of the premium on acquisition over the net asset value is regarded as being attributable to the patent rights acquired and not treated as goodwill. The patent rights carrying value should be amortized over 10 years, which is the same period that would be used to amortize goodwill.

6.         Operating segments (continued)

             (b)         Aplitec had in the past established a provision in respect of self-insured losses (mainly attributable to cash in transit theft) based on actuarially determined amount of such losses expected to arise in the next 12 months. For SA GAAP purposes the provision for self-insured losses was reversed towards the end of fiscal year June, 30 2004 and the provision for self-insured losses provided approximates the amounts required under US GAAP. The Company acquired an insurance captive as part of the acquisition of Cash Paymaster Services (Pty) Ltd in 1999. This asset was not recognized on acquisition and the amount at acquisition was $2.3 million. The captive was cancelled in the first quarter of 2005 and the cash included in the captive at the date of closure was included in the cash and cash equivalents as of September 30, 2004.

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

             An adjustment is required to reverse that part of the charge in the income statement in respect of such losses that do not represent the losses of the period (three and six months to December 2004: $0, three and six months to December 2003: $1 million and $1.9 million, respectively) and consolidate the assets of the captive insurance company for all periods ended prior to and including June 30, 2004. In addition, an adjustment is required for the six months ended December 30, 2004 to reverse the gain of $1.5 million recognized under SA GAAP due to the cancellation of the captive.

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

             (e)         The tax effects of the US GAAP adjustments have been calculated based on the enacted tax rate for the three and six months ended December 31, 2004 of 37.78% (three and six months ended December 31, 2003: 37.78%) .

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

7.         Deferred expenditure on smart cards

             The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

             Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following are management’s discussions and analysis of the financial position and results of operations of the Company for the three and six months ended December 30, 2003 and 2004. The following discussions and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Form 10-Q.

Overview

             As a result of the transaction described fully in the 10-K, the former shareholders of Aplitec obtained a majority voting interest in the Company on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-Q unless indicated otherwise for the periods up to June 7, 2004, i.e. the three and six months ended December 2003, represents the results of Aplitec prior to the date it acquired Net1. For the period from June 7, 2004, i.e. the three and six months ended December 2004, the financial information presented herein represents the consolidated results of Aplitec and Net1 with Net1 as the acquired entity.

             Therefore, these management discussions and analysis analyze the consolidated activities of Aplitec and Net1 for the three and six months ended December 2004, and the activities of Aplitec for the second quarter and fiscal year to date period ended December 2003. Unless the context otherwise provides, the reference to the Company refers to Net1 and its subsidiaries (including Aplitec).

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

             The Company currently employs 1,854 persons.

Introduction
             Our business generates revenues from and operates in three inter-related but independent activities or segments, namely: UEPS transaction-based activities, UEPS-based financial services, Hardware, software and related technology sales and a corporate eliminations segment.

UEPS transaction-based activities
             This segment consists primarily of our contracts to distribute social welfare payments in South Africa through CPS, our primary operating subsidiary. CPS utilizes the UEPS technology to administer and distribute social welfare grants in five of South Africa’s nine provinces. South African social welfare grants consist of eight different grant types, including social security, child support and disability grants. Provincial contracts are typically awarded for a period of three years, with an option by the provincial government to extend the contract for an additional two years. The current status of these contracts is:

	Contract Expiration		Number of Grants Paid
	Date (Including	Further Possible	by CPS (as of December
Province	Extensions Granted)	Extensions	31, 2004)
Eastern Cape	November ‘05	2 years	615,621
KwaZulu-Natal	December ‘05	1 year	1,420,356
Limpopo	November ‘06	2 years	897,628
Northern Cape	December ‘05	Negotiable	119,421
North West	June ‘05	Negotiable	255,168
Total			3,308,194

             We currently have approximately 45% of the market share in South Africa for the distribution of social welfare grants (including grants distributed by the South African Post Office and the formal banking sector).

             A smart card-based biometric (fingerprint) identification system is used to verify beneficiaries and effect payments of social welfare grants onto individual smart cards, with each card acting as an account for the beneficiary. The beneficiary then has the choice of either converting the electronic value to cash using automated cash dispensers or effecting electronic payments through the smart card for a range of services such as the purchase of goods, loan repayments and insurance premium payments. The system’s biometric verification and audit capabilities effectively combat the risks of fraud and theft traditionally associated with cash.

             Historically, due to the limited number of services available, almost all of the beneficiaries download the value onto their smart cards and then immediately withdraw the full amount as cash. Our revenue has therefore been limited to fees earned on the loading and redemption of value on the cards as well as the registration of beneficiaries rather than the provision of services. We are, however, aggressively expanding the services available to beneficiaries and the revenue earned by us from the provision of transactional services (such as debit orders, point of service spending and money transfers) will increase accordingly in the future. The direct costs associated with this segment are primarily cash handling costs such as security, transport of cash, banking fees and insurance. Fixed costs consist of salaries and property rental.

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

             UEPS-based lending. Towards the end of fiscal 2001, we developed a suite of financial services targeted at social welfare beneficiaries, utilizing our issued base of UEPS smart cards as a delivery channel. The products are marketed under various brands by our empowerment partners in the various provinces and include micro-loans, insurance and food parcels. This service has been implemented in the KwaZulu-Natal under the StarChoice brand name and in the Northern Cape under the Smart Life brand name. We plan to grow and develop this business by launching new products into the provinces in which we administer social welfare grants. The fixed costs associated with the provision of UEPS-based lending is administrative overheads including salaries and depreciation on computer equipment

             Traditional Micro-lending. We operate a traditional micro-finance business, with more than 100 branches throughout South Africa, under the New World Finance and Moneyline brand names. These branches extend short-term loans for periods ranging from 30 days up to 3 months, with the majority of loans being 30-day loans. The fixed costs associated with the provision of these accounts are primarily the leasing of office premises and salaries associated with the provision of micro-lending loans.

             These businesses operate on our Milpay Pay System, or “MPS”, which is also marketed to third party micro-lenders. MPS allows a loan deduction, which is pre-authorized by the client, to be electronically transferred to the authorized party. This ensures that loan repayments are made every month and substantially lowers the risk of bad debts. The remaining sum can then be retained in the bank account or smart card, or transferred to another account. The MPS includes a credit-vetting module that is linked to the South African National Loans Register. This ensures that loans are not granted to people with existing loans. In addition, payment slips are checked for other deductions before an affordability (i.e. loan as a percentage of net income) and lifestyle score are given to the potential customer. Based on these scores, the decision to grant a loan is made at the branch level.

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

             When a UEPS system is implemented in a country, we normally provide the hardware for the back-end switching and settlement system, customize the UEPS software to suit the local conditions (UEPS management system, Automated Teller Machine (“ATM”) integrations, Point of Sale (“POS”) integration), customize the applications suite for the client’s specific requirements (e.g. banking, retail, wage payment) and supply the smart cards terminals and all other UEPS related equipment. All technology sales include an element of support services as programmers and technicians need to adapt or tailor interfaces to the client’s existing systems. Ongoing ad hoc services, including maintaining smart card equipment, consulting and support services, and software development are provided to these clients who pay for these services as and when delivered.

             A major local customer serviced by this division is Nedcor Bank Limited (“Nedcor”), one of South Africa’s largest banks by asset size. We have an arrangement with Nedcor relating to the outsourcing of its entire terminal management system, Stratus front-end switching modules, software development, smart cards and terminal maintenance. We also supply hardware to Nedcor in the form of POS terminals and card readers.

Corporate/Eliminations

             This segment consists of any corporate / head office activities and accounting adjustments that can’t be ascribed directly to any of the other segments, as well as any inter-segment eliminations.

Results of Operations

Three and Six Months Ended December 31, 2004 Compared to the Three and Six Months Ended December 31, 2003

Executive summary

             There are three factors which had a significant influence on the three (second quarter or Q2) and six months (year to date or YTD) results of fiscal 2005 as presented elsewhere in this document:

             •             The impact of the fluctuation in the exchange rate between the South African Rand and United Sates Dollar (US$);
             •             The commencement, in Q1, of the Nedcor project to deliver point of sale terminals and the continuation of the project through Q2; and
             •             higher volumes in our UEPS transaction-based activities and UEPS-based financial services.

             In addition, our earnings per common share and linked unit for the three and six months presented reflected the full impact of all new common and special convertible preferred shares issued as a result of the Aplitec acquisition on earnings per share, with 157,291,824 common and 170,910,534 special convertible preferred shares used for the calculation of earnings per share for the three and six months ended December 31, 2004, compared to 192,967,138 common shares used for the calculation of earnings per share for three and six months ended December 31, 2003.

ZAR / US$ exchange rate

             During Q2 2005 and the YTD, the ZAR (the functional currency of the group) was significantly stronger against the US$ (the reporting currency of the group), as demonstrated by the following table and graph:

	For the three months		For the six months		For the year
	ended		ended		ended
	December	December	December	December	June 2004
	2004	2003	2004	2003
ZAR : US$ average exchange rate	6.0652	6.7629	6.2237	7.1015	6.9001
Highest ZAR : US$ rate during period	6.6575	7.2300	6.7635	7.8030	7.8030
Lowest ZAR : US$ rate during period	5.5350	6.0576	5.5350	6.0576	6.0576
Rate at end of period	5.6704	6.6518	5.6704	6.6518	6.2750

             The effects the exchange rate movement is demonstrated in the tables below, where certain financial data for Q2 and YTD 2005 and Q2 and YTD 2004 have been restated using a common exchange rate of US$ 1.00 = ZAR 7.00 Please refer to “Use of non-GAAP financial information” below for further discussion on these measures.

	Three months ended December 31,
			2004	2003
	2004	2003	restated at	restated at
	Reported	Reported	US$1=ZAR 7	US$1=ZAR 7,
	(In thousands of US$ , except per share data)
Statement of Operations
Revenue	45,995	29,338	39,930	28,344
Operating income	18,271	8,628	15,980	8,335
Net income for the period	12,236	5,501	10,616	5,314
Basic earnings per common share (in cents)
- using shares in issue for period	3.73	2.85	3.23	2.75
- using shares issued as at Dec. 31, 2004	3.73	n/a	3.23	1.62
Basic earnings per linked unit (in cents)
- using shares in issue for period	3.73	2.85	3.23	2.75
- using shares issued as at Dec. 31, 2004	3.73	n/a	3.23	1.62

	Six months ended December 31,
			2004	2003
	2004	2003	restated at	restated at
	Reported	Reported	US$1=ZAR 7	US$1=ZAR 7,
	(In thousands of US$ , except per share data)
Statement of Operations
Revenue	89,218	55,189	79,411	55,820
Operating income	34,842	16,969	30,926	17,214
Net income for the period	22,463	11,023	19,938	11,182
Basic earnings per common share (in cents)
- using shares in issue for period	6.84	5.71	6.07	5.79
- using shares issued as at Dec. 31, 2004	6.84	n/a	6.07	3.41
Basic earnings per linked unit (in cents)
- using shares in issue for period	6.84	5.71	6.07	5.79
- using shares issued as at Dec. 31, 2004	6.84	n/a	6.07	3.41

			As at Dec 31,	As at June 30,
	As at Dec.	As at June	2004	2004
	31, 2004	30, 2004	restated at	restated at
	Reported	Reported	US$1=ZAR 7	US$1=ZAR 7
	(In thousands of US$)

Balance Sheet
Total assets	174,918	152,632	141,694	136,824
Total liabilities	46,898	57,044	37,990	51,136
Shareholders’ equity	128,020	95,588	103,704	85,688

Use of non-GAAP financial information

Certain non-GAAP measures were used in compiling the table above to evaluate our operations for fiscal 2004 and fiscal 2005. These are:

  • The Q2 and YTD, 2004 and Q2 and YTD, 2005 results were restated at a constant exchange rate of US$ 1.00 = ZAR 7.00. This exchange rate was elected for demonstrative purposes as the underlying exchange rate used when the re-investment offer was made to the Aplitec shareholders was at the rate of US$ 1.00 = ZAR 7.00. The average exchange rates for these periods for GAAP purposes are US$ 1.00 = ZAR 6.0734 for the three months ended December 31, 2004 and US$ 1.00 = ZAR 6.7620 for Q2, 2004. The average exchange rate for the YTD, 2005 and 2004 is US$ 1.00 = ZAR 6.2132 and US$ 1.00 = ZAR 7.1012, respectively. The difference between the GAAP and non-GAAP measure is apparent from the table above.

  Basic earnings per common share and basic earnings per linked unit using shares issued as at December 31, 2004 have been calculated to illustrate the effect if all shares in issue as at December 31, 2004 had been in issue for both the current and comparable period. This is shown as a large number of shares were issued as a result of the acquisition of Aplitec during June 2004. The number of issued shares used for the calculation of both these earnings per share numbers is 328.2 million shares, compared to 193 million shares in issue as of December 31, 2003 and 328.2 million shares as of December 31, 2004.

             Nedcor Point of Sale project

             On July 27, 2004, we announced a contract to supply Nedcor with 18,500 Point of Sale devices, 5,600 pin-pads and 66,000 merchant smart cards. The revenue from this contract is estimated at US$ 10.5 million (approximately ZAR 66.95 million) Deliveries in terms of this contract commenced during Q1 2005 and the revenue realized from this contract during the second quarter under review amounted to US$ 3.9 million (approximately ZAR 23.5 million). Total revenues year to date relating to this contract amount to US$ 8 million (approximately ZAR 49.4 million). We anticipate the completion of this project during the third quarter of fiscal 2005. This project completes the first phase of Nedcor’s migration to the EMV standard, as well as the standardization of their Point of Sale equipment. The second phase may include the upgrade or replacement of a further 15,000 Point of Sale devices. Nedcor’s timing for the commencement of the second phase has not yet been determined. Hardware sales of this nature are infrequent and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future.

             Results of Operations – overall and by segment

             We report our results in the following four segments: UEPS transaction-based activities, UEPS-based financial services, Hardware, software and related technology sales, and Corporate/ Eliminations. Our management prepares financial statements for management purposes in ZAR and ZAR GAAP, and our chief operating decision-maker evaluates the segment performance using ZAR. For purposes of convenience, we have provided certain amounts in both US$ and ZAR. Unless otherwise noted, the rates of exchange used in determining these US$ amounts were:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Income and expense items: US$1 = ZAR	6.0734	6.7620	6.2132	7.1012

	December 31, 2004	June 30, 2004	December 31, 2004	June 30, 2004
Balance sheet items: US$1 = ZAR	5.6704	6.2750	5.6704	6.2750

Revenue and Operating Profit
Revenue comprises sales to customers, fees and interest earned on loans granted. Operating profit takes into account cost of IT processing, servicing and support, selling, general and administrative expenses, and depreciation and amortization. For the three and six months ended December 31, 2004, consolidated revenue and operating profit increased as follows:

	In United States Dollars
	Three months ended December 31,			Six months ended December 31,
	2004	2003	US$ %	2004	2003	US$ %
	US$ ‘000	US$ ‘000	change	US$ ‘000	US$ ‘000	change

Revenue	45,995	29,338	57%	89,218	55,189	62%
Operating Profit	18,353	7,503	145%	36,519	14,797	147%

	In South African Rand
	Three months ended December 31,			Six months ended December 31,
	2004	2003	ZAR %	2004	2003	ZAR %
	ZAR ‘000	ZAR ‘000	change	ZAR ‘000	ZAR ‘000	change

Revenue	279,508	198,406	41%	555,877	390,742	42%
Operating Profit	111,862	50,740	120%	227,654	104,990	117%

             The increase in revenue and operating profit is primarily due to higher volumes in our UEPS transaction-based activities and UEPS-based financial services. The increase in operating profit margin from 26% in Q2 2004 to 40% for the three months ended December 2004 (27%, year to date Q2, 2004 to 41% for the six months ended December 2004) is primarily due to improved efficiencies across all activities, the Nedcor contract mentioned above and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape Province. We anticipate further improvements in our profit margins as our infrastructure utilization on exiting contracts is optimized and as our initiative to provide payment and financial services at participating retailers’ POS terminals, instead of mobile pay points, gathers momentum.

The relative growth in revenue and the contributions of our business activities to operating profit are illustrated below:

	In United States Dollars
	Three months ended December 31,				Six months ended December 31,
	2004		2003		2004		2003
Operating Segment	US$	% of	US$	% of	US$	% of	US$	% of
	‘000	total	‘000	total	‘000	total	‘000	total
Consolidated revenue:
UEPS transaction- based activities	26,426	57%	19,405	66%	50,855	57%	36,521	66%
UEPS-based financial services	14,224	31%	8,870	30%	27,525	31%	16,718	30%
Hardware, software and related
technology sales	5,345	12%	1,063	4%	10,838	12%	1,950	4%
Total consolidated revenue	45,995	100%	29,338	100%	89,218	100%	55,189	100%
Consolidated operating profit:

UEPS transaction- based activities	13,760	75%	5,849	78%	24,402	67%	11,125	75%
UEPS-based financial services	6,476	35%	3,795	51%	12,623	35%	7,272	49%
Hardware, software and related	2,238	12%	631	8%	4,273	12%	736	5%
technology sales
Corporate/Eliminations	(4,121)	(22%)	(2,772)	(37%)	(4,779)	(14%)	(4,336)	(29%)
Total Consolidated Operating Profit	18,353	100%	7,503	100	36,519	100	14,797	100

	In South African Rand
	Three months ended December 31,				Six months ended December 31,

	2004		2003		2004		2003
Operating Segment	ZAR	% of	ZAR	% of	ZAR	% of	ZAR	% of
	‘000	total	‘000	total	‘000	total	‘000	total
Consolidated revenue:
UEPS transaction- based activities	160,589	57%	131,231	66%	316,854	57%	258,571	66%
UEPS-based financial services	86,438	31%	59,986	30%	171,496	31%	118,365	30%
Hardware, software and related
technology sales	32,481	12%	7,189	4%	67,527	12%	13,806	4%
Total consolidated revenue	279,508	100%	198,406	100%	555,877	100%	390,742	100%
Consolidated operating profit:
UEPS transaction- based activities	83,867	75%	39,555	78%	152,119	67%	78,936	75%
UEPS-based financial services	39,471	35%	25,664	51%	78,690	35%	51,597	49%
Hardware, software and related	13,641	12%	4,267	8%	26,637	12%	5,222	5%
technology sales
Corporate/Eliminations	(25,117)	(22%)	(18,746)	(37%)	(29,792)	(14%)	(30,765)	(29%)
Total Consolidated Operating Profit	111,862	100%	50,740	100%	227,654	100%	104,990	100%

UEPS transaction-based activities
Revenue and operating profit from UEPS transaction-based activities increased as follows:

	In United States Dollars
	Three months ended December 31,			Six months ended December 31,
	2004	2003	US$ %	2004	2003	US$ %
	US$ ‘000	US$ ‘000	change	US$ ‘000	US$ ‘000	change

Revenue	26,426	19,405	36%	50,855	36,521	39%
Operating Profit	13,760	5,849	135%	24,402	11,125	119%

	In South African Rand
	Three months ended December 31,			Six months ended December 31,
	2004	2003	ZAR %	2004	2003	ZAR %
	ZAR ‘000	ZAR ‘000	change	ZAR ‘000	ZAR ‘000	change

Revenue	160,589	131,231	22%	316,854	258,571	23%
Operating Profit	83,867	39,555	112%	152,119	78,936	93%

This was due to the following key drivers in our UEPS transaction-based activities:

•              Implementation of transacting ability at participating retailers’ POS terminals: During Q1 2005, we commenced with a major drive to install UEPS POS terminals in the rural areas where the majority of our cardholders spend their social welfare grants. The ability of our cardholders to load their grants at these retailers and to spend these amounts on goods and services, without the need to convert the full amount to cash, represents the basic underlying principles of the UEPS functionality. We believe that the implementation of these terminals will result in a significant improvement in the lifestyle of our cardholders, while reducing our costs to deliver social welfare grants in cash to our cardholders. The number of UEPS POS terminals installed, the number of new UEPS participating retail locations and the total value of transactions processed through these terminals is summarized in the table below:

	Three months ended		Total Year
	Sept. 2004	Dec. 2004	to Date
UEPS POS terminals installed	340	926	1,266
Number of new UEPS participating retail locations	265	435	700
Value of transactions processed through UEPS POS (in US$ ’000)	4,000	15,011	19,011
Value of transactions processed through UEPS POS (in ZAR ’000)	25,500	91,400	116,900

•              Full operation of Eastern Cape contract: During the first two quarters of fiscal 2004, the implementation of our social welfare grant payment system in the Eastern Cape Province was not fully operational. We processed 1,856,797 transactions during Q2 2005 (year to date 2005: 3,596,290 transactions), compared with 1,242,798 transactions in Q2 2004 (year to date 2004: 2,418,415 transactions).

•              Higher volumes in our existing contracts: We experienced growth in most of the other provinces where we administer payments of social welfare grants. This growth is mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants, and a significant increase in the number of disability grants approved by the various provincial governments. In total, the volume of payments processed during Q2 2005 increased by 23.6% to 9,887,025 compared to Q2 2004 and for YTD 2005, the increase was 24.1% to 19,422,711 compared to YTD 2004.

•              Annual price increase adjustments: Under our Service Level Agreements with provincial governments, we are entitled to annual price increases based upon factors such as average grant size, volumes and the South African Consumer Price Index, or “CPI” rates.

The higher volumes in existing contracts, as well as the price increases are detailed below:

	Three months ended December 31,
			Average price per beneficiary payment
	Number of Payments		2004	2003	2004	2003
Province	2004	2003	US$(1)	US$(2)	ZAR (1)	ZAR (2)
KwaZulu-Natal	4,201,950	3,391,900	3.38	2.62	20.51	17.70
Limpopo	2,700,406	2,235,277	2.31	2.00	14.02	13.50
North West	777,910	785,337	2.98	2.38	18.11	16.06
Northern Cape	349,962	346,449	3.46	3.10	20.97	20.97
Eastern Cape	1,856,797	1,242,798	2.29	2.06	13.91	13.91
Total	9,887,025	8,001,761

(1)	The average price per payment excludes US$ 0.91 (ZAR 5.50) related to the provision of UEPS-based financial services.
(2)	The average price per payment excludes US$ 0.81 (ZAR 5.50) related to the provision of UEPS-based financial services.

Six months ended December 31,
			Average price per beneficiary payment
	Number of Payments		2004	2003	2004	2003
Province	2004	2003	US$(1)	US$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal	8,211,391	6,582,307	3.28	2.50	20.39	17.76
Limpopo	5,318,632	4,426,359	2.26	1.90	14.02	13.50
North West	1,576,797	1,542,715	2.91	2.26	18.11	16.06
Northern Cape	719,601	677,460	3.38	2.95	20.97	20.97
Eastern Cape	3,596,290	2,418,415	2.24	1.96	13.91	13.91
Total	19,422,711	15,647,256

(1)	The average price per payment excludes US$ 0.89 (ZAR 5.50) related to the provision of UEPS-based financial services.
(2)	The average price per payment excludes US$ 0.77 (ZAR 5.50) related to the provision of UEPS-based financial services.

             The operating profit margin of our UEPS transaction-based activities for Q2 2005 improved to 52% from 30% in Q2 2004 (31%, year to date Q2, 2004 to 48% for the six months ended December 2004). This improvement is mainly due to:

             •             the increased volumes and the higher average price per payment as detailed in the table above; and

             •             the reduced losses on the Eastern Cape contract, where we incurred significant expenses during the first half of fiscal 2004 in connection with the process of optimizing the logistics of the Eastern Cape implementation (i.e. number of vehicles, number of payment points and number of beneficiaries at each payment point); and

             •             the conversion of our operations in the Limpopo province during November 2003 to February 2004 to a full smart card-based payment system; and

             •             the increase in the number of social grant beneficiaries paid through our point of sale infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

We expect our operating profit margins from UEPS transaction-based activities to remain at least at these levels. An increase in the number of social grant beneficiaries, the average price per beneficiary payment and the number of beneficiaries paid through participating retailers could improve our operating margin.

UEPS-based financial services
The revenue and operating profit from the UEPS-based financial services activities for the three and six months ended December 31, 2004 changed as follows compared to the same periods in the prior year:

	In United States Dollars
	Three months ended December 31,			Six months ended December 31,
	2004	2003	US$ %	2004	2003	US$ %
	US$ ‘000	US$ ‘000	change	US$ ‘000	US$ ‘ 000	change

Revenue	14,224	8,870	60%	27,525	16,718	65%
Operating Profit	6,476	3,795	71%	12,623	7,272	74%

	In South African Rand
	Three months ended December 31,			Six months ended December 31,
	2004	2003	ZAR %	2004	2003	ZAR %
	ZAR ‘000	ZAR ‘000	change	ZAR ‘000	ZAR ‘000	change

Revenue	86,438	59,986	44%	171,496	118,365	45%
Operating Profit	39,471	25,664	54%	78,690	51,597	53%

             These activities derive revenue from the provision of UEPS smart card-based accounts provided to our customers, UEPS-based lending and traditional microlending.

             Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,308,194 UEPS smart card-based accounts were active at December 31, 2004, compared to 1,970,530 active accounts as at December 30, 2003. The significant increase in the number of active accounts is primarily due to the conversion of the beneficiaries serviced in the Limpopo province to a full smart card-based payment system. A total of 897,628 accounts were active in this province at December 31, 2004.

             Revenue from UEPS-based lending improved as a result of growth in our loan portfolio as we expanded the areas where this service is offered. By contrast, the loan portfolio of the traditional micro-lending businesses remained static as a result of our strategic decision not to aggressively grow this business. The key indicators of these businesses are illustrated below:

	December	December		December	December
	2004	2003		2004	2003
			US$ %			ZAR %
	US$ ‘000	US$ ‘000	change	ZAR ‘000	ZAR ‘000	Change

Finance loans receivable:
Traditional micro-lending – gross	13,898	11,457	21%	78,807	78,191	1%

Provisions	(9,524)	(7,345)	30%	(54,002)	(50,133)	8%
Finance loans receivable:
Traditional microlending – net
of provisions	4,374	4,112	6%	24,805	28,058	(12%)

Finance loans receivable:
UEPS-based lending –net and
gross (i.e. no provisions)	6,291	4,840	30%	35,675	33,034	8%

	10,665	8,952	19%	60,480	61,092	(1%)

             Operating profit margin for the financial services segment increased to 46% during Q2 2005 and YTD 2005 from 43% in the comparable prior quarter and 44% for YTD 2004 primarily due to the change in the composition of the lending book from the lower margin and higher risk traditional micro-lending to the higher margin and lower risk UEPS-based lending. Both the provision of UEPS smart card based UEPS accounts and UEPS-based lending are volume driven and profitability improves as volumes increase, as most costs are fixed. The change in the contribution of the various components to revenue and the change in the operating profit margin for the three and six months ended December 2003 and 2004 are illustrated in the table below:

	Three months ended December 31,				Six months ended December 31,
	2004		2003		2004		2003
	% of		% of		% of		% of
	total	Profit	total	Profit	total	Profit	total	Profit
	segment	margin	segment	margin	segment	margin	segment	margin
	revenue	%	revenue	%	revenue	%	revenue	%
Provision of UEPS smart
card-based accounts	63%	46%	53%	46%	62%	46%	50%	46%
UEPS-based lending	18%	72%	19%	66%	18%	71%	19%	65%
Traditional micro-lending	19%	18%	28%	23%	20%	21%	31%	27%
	100%		100%		100%		100%

Hardware, software and related technology sales
The revenue and operating profit from the Hardware, software and related technology sales activities for the three and six months ended December 31, 2004 changed as follows compared to the same periods in the prior year:

	In United States Dollars
	Three months ended December 31,			Six months ended December 31,
	2004	2003	US$ %	2004	2003	US$ %
	US$ ‘000	US$ ‘000	change	US$ ‘000	US$ ‘000	change

Revenue	5,345	1,063	403%	10,838	1,950	456%
Operating Profit	2,238	631	255%	4,273	736	481%

	In South African Rand
	Three months ended December 31,			Six months ended December 31,
	2004	2003	ZAR %	2004	2003	ZAR %
	ZAR ‘000	ZAR ‘000	change	ZAR ‘000	ZAR ‘000	change

Revenue	32,481	7,189	352%	67,527	13,806	389%
Operating Profit	13,641	4,267	220%	26,637	5,222	410%

             These activities have limited annuity-based revenues and are dependent on signing new contracts and/or the expansion of UEPS systems already implemented.

             The significant revenue increase was expected due to the commencement of the contract to supply Nedcor with 18,500 Point of Sale devices, 5,600 pin-pads and 66,000 merchant smart cards. The revenue from this contract is estimated at US$ 10.5 million (approximately ZAR 66.95 million) Deliveries in terms of this contract commenced during Q1 2005 and the revenue realized from this contract during the second quarter of fiscal 2005 amounted to US$ 3.9 million (approximately ZAR 23.5 million). Total revenues year to date relating to this contract amount to US$ 8 million (approximately ZAR 49.4 million). We anticipate the completion of this project during the third quarter of fiscal 2005. Hardware sales of this nature are infrequent and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future.

Corporate/Eliminations

The main components of the corporate segment for the three and six months to December 2004 and 2003 were the relevant head office expenses and inter-segment eliminations

	In United States Dollars
	Three months ended December 31,			Six months ended December 31,
	2004	2003	US$ %	2004	2003	US$ %
	US$ ‘000	US$ ‘000	change	US$ ‘000	US$ ‘000	change
Operating Loss	(4,121)	(2,772)	49%	(4,779)	(4,336)	10%

	In South African Rand
	Three months ended December 31,			Six months ended December 31,
	2004	2003	ZAR %	2004	2003	ZAR %
	ZAR ‘000	ZAR ‘000	change	ZAR ‘000	ZAR ‘000	change
Operating Loss	(25,117)	(18,746)	34%	(29,792)	(30,765)	(3%)

             Included in the six month to December, 2004 corporate segment is a gain of $2 million (ZAR 12.8 million) relating to the closure of the insurance captive in the first quarter of fiscal 2005.

Interest Received and Finance Costs
             Interest received consists of interest received on surplus cash, while finance costs consists of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately US$ 44 million (ZAR 250 million) for the KwaZulu-Natal contract and US$ 33.5 million (ZAR 220 million) for the Eastern Cape contract. The funding requirements are at peak levels for the first two weeks of every month during the year. The increased pre-funding requirements for the KwaZulu-Natal and Eastern Cape contracts, partially offset by the decrease in the South African prime overdraft rate from an average of 12% per annum in Q2 2004 to 11% per annum in Q2 2005, resulted in a increase in finance costs from US$ 3.6 million (ZAR 18.5 million) in Q2 2004 to US$ 2.7 million (ZAR 21.6 million) in Q2 2005. Finance costs increased from US$ 5.5. million (ZAR 39.3 million) for the six months to December 2003 to US$ 6.5 million (ZAR 40.3 million) for the six months ended December 2004.

Interest on surplus cash increased from US$ 3.4 million (ZAR 23 million) for Q2 2004 to US$ 4.1 million (ZAR 24.9 million) for Q2 2005, primarily due to the increase in surplus cash held in the South African domiciled accounts (which are linked to the South African overdraft rates as detailed above). Interest on surplus cash for the six months to December 2004 increased to US$ 7.7 million from US$ 7.1 million (decreased to ZAR 47.7 million from ZAR 50.5 million) for the comparable six months in fiscal 2004 due to the lower prime overdraft rate in the six month period to December 2004 compared with the comparable period in fiscal 2004. Cash on hand increased from US$ 73.5 million on December 31, 2003 to US$ 105.3 million on December 31, 2004. All cash balances as at December 31, 2003 were ZAR denominated, whereas the cash balances as at December 31, 2004 comprised of ZAR denominated balances of ZAR 528 million (US$ 93 million), US$ denominated balances of US$ 12 million and Euro denominated balances of € 0.014 million (US$ 0.019 million).

Surplus cash held by the South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by non-South African companies is invested in the United States and European money markets.

Taxation
             Total tax expense for the three and six months ended December 31, 2004 is US$6.7 million (ZAR 40.7 million) and US$ 13.9 million (ZAR 86.3 million) compared with US$ 3.8 million (ZAR 25.4 million) and US$ 7.5 million (ZAR 53.3 million), respectively, in the same period of fiscal 2004. The increase is due to our increased profitability in all segments. The income tax rates currently applicable to us are not anticipated to change in the following quarter. During the second quarter 2005 we made our first provisional payment for the tax year ended June 30, 2005 and our third provisional tax payment for tax year ended June 30, 2004, which included taxes arising from the reorganization transaction in June 2004. See also the table under the Operations heading in the Liquidity and Capital Resources section below.

Liquidity and Capital Resources

Operations
             Cash inflows from operating activities for the three months ended December 31, 2004 totaled US$ 17.4 million (ZAR 105.5 million), compared to US$ 16.6 million (ZAR 110.8 million) provided by operating activities for the three months to December 31 2003. Cash flows from operating activities for the three month to December 2004 has increased primarily as a result of the collection of monies due from the provincial governments for the month of December 2004, grant distributions and administration services. In addition, a portion of the September 2004 Eastern Cape pre-funding owing to Net1 by the Eastern Cape government, the service fee for September 2004 owing to Net1 by the KwaZulu Natal government and outstanding invoices payable by Nedcor in terms of the delivery of POS terminals was received in October 2004 which increased cash flow for the quarter. The increase in the taxation paid during the second quarter of 2005 is set out in the table below.

             Cash inflows from operating activities for the six months ended December 31, 2004 totaled US$ 17.7 million (ZAR 107.8 million) compared to US$ 18.6 million (ZAR 132.1 million) provided by operating activities for the six months to December 31, 2003. The nature of cash flows from operating activities are similar for these two six month periods, except for the taxes that were paid in second quarter of fiscal 2005 related to the reorganization. In addition, more provisional taxes were paid relating to the first provisional tax calculations for tax year ended June 2005 compared with June 2004 as the calculations are based on higher profit estimates compared with previous years.

             The nature of all taxes paid during YTD 2005 and YTD 2004 are as follows:

	Three months ended December 31,				Six months ended December 31,

	2004	2003	2004	2003	2004	2003	2004	2003
	US$	US$	ZAR	ZAR	US$	US$	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	10,770	4,079	61,931	27,582	10,770	4,079	61,931	28,966
Second provisional payments	-	-	-	-	1,885	3,057	11,566	21,708
Third provisional payments	10,906	-	61,690	-	10,871	-	61,690	-
Taxes arising from reorganization	4,127	-	23,731	-	8,458	-	51,706	-
Total tax paid	25,803	4,079	147,352	27,582	31,984	7,136	186,893	50,674

             Cash paid to suppliers and employees are consistent year on year when the increase in general business activity is considered.

Investing

Investing activities during the second quarter of fiscal 2005 consisted mainly of capital expenditure of US$ 0.8 million (ZAR 4.9 million), of which US$0.6 million (ZAR 3.8 million) relates to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. Additional POS and pin-pad devices are expected to be purchased in the third quarter as transacting participation is extended to new retailers in other provinces. Capital expenditures in the second quarter of fiscal 2004 related mainly to capital costs incurred to support the administration and distribution of welfare grants in the Eastern Cape province and as these are once off costs they were not repeated in the second quarter of fiscal 2005.

Year to date investing activities for fiscal 2005 also includes capital expenditure of US$ 1 million (ZAR 6.18 million), of which US$0.4 million (ZAR 2.8 million) relates to the purchase of an additional transaction processing computer at head-office.

Financing

             The dividend declared by Aplitec for fiscal year end June 30, 2003 was paid in the three months ended September 2003. There were no dividends outstanding as of the fiscal year end June 30, 2004. Since we are highly cash generative and maintain large cash reserves (US$ 105.3 million at the end of Q2 2005), we finance all operations, research and development, working capital, capital expenditure and acquisitions through our internally generated cash reserves. We have no debt to service and only require external funding when our pre-funding requirements in the KwaZulu-Natal and Eastern Cape provinces exceed the available cash on hand. We have various debt facilities, including a ZAR 500 million (US$ 88.2 million) revolving credit facility.

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

Off-balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Capital Expenditures
              Capital expenditures for the three and six months to December 2004 and 2003 were as follows:

	Three months to December 31,				Six months to December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
	US$	US$	ZAR	ZAR	US$	US$	ZAR	ZAR
Operating Segment	‘000	‘000	‘000	‘000	‘000	‘000	‘000	‘000

UEPS transaction- based activities	620	984	3,783	6,783	1,350	1,744	8,563	12,437
UEPS- based financial services	159	30	959	208	372	69	2,318	496
Hardware, software and related technology sales	-	-	-	-	-	-	-	4
Corporate / Eliminations	-	114	-	783	-	125	-	860
Consolidated total	779	1,128	4,742	7,774	1,722	1,938	10,881	13,797

             We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish its operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increase to the point where the maximum capacity of the original infrastructure is exceeded.

             As mentioned above, our YTD fiscal 2005 spending was mainly on the acquisition of a new transaction processing computer at head-office and the acquisition of POS and pin-pad devices that are leased to participating retailers. Our YTD fiscal 2004 spending was mainly due to expansion in all provinces, as we experienced significant growth in the number of customers we had to service.

             Our other business activities require relatively little capital investment.

             All our capital expenditures for the past three fiscal years were funded through internally generated funds. We have no outstanding capital commitments at the end of December 2004.

             Capital spending for the remainder of fiscal 2005 is expected to be incurred primarily in connection with the equipment required to service the increased number of beneficiaries in all provinces and the purchase of additional POS and pin-pad devices to be leased to participating retailers. This capital spending is expected to be funded through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations
             The Company leases certain premises under operating leases. The minimum future commitments of the Company for lease premises as well as other commitments are as follows:

Payments due by Period, as of December 31, 2004 (in US$ ‘000s)
	Due	Due	Due	Due	Due
	within 1	within 2	within 3	within 4	within 5
	year	years	years	year	year	Total
Contractual obligations	-	-	-	-	-	-
Long term debt obligations	-	-	-	-	-	-
Long-term payables	-	-	-	-	-	-
Capital lease obligations	-	-	-	-	-	-
Operating lease obligations	2,558	1,759	820	703	-	5,840
Purchase obligations	3,476	-	-	-	-	3,476

             Our outstanding capital commitments as of December 31, 2004 are $0. Other than shown in the table above, there are no other purchase commitments, obligations or specific capital commitments for the next three years.

Dividends

             Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. The future dividend policy also has to comply with the South African Exchange Control Authorities (“Excon”) approval of the Aplitec acquisition, which determines that dividends may be declared by the New Aplitec board of directors only if (i) such declaration is approved by a majority of the holders of New Aplitec B class preference shares, (ii) all loan accounts have been paid by New Aplitec and (iii) such dividends do not exceed 50% of New Aplitec’s annual earnings. However, because the New Aplitec board will be appointed by Net1, Net1 will ultimately determine whether any dividends are declared by New Aplitec, subject to the above conditions. Any dividends declared by New Aplitec will be distributed to the holders of A class and B class preference shareholders pro rata in accordance with their respective ownership interests in New Aplitec.

             Aplitec’s dividend policy in the six months to December 31, 2003 and prior fiscal periods was to declare regular annual dividend payments of between 25% to 33% earnings. There were no dividends declared in the six month period ended December 31, 2004, however dividends declared for the year ended June 30, 2003 were paid in the first quarter of fiscal 2004.

Acquisitions and Dispositions
              There were no acquisitions or dispositions in the six months to December 31, 2004 and 2003.

Equity-accounted investment
             We have a 43% interest in Permit Group (Proprietary) Limited (“Permit”), an equity accounted investment. Permit owns 95% of the common stock of New Era Life Insurance Company (“New Era”), a provider of various insurance products to the South African market.

             For the three and six months ending December 31, 2004, earnings from our equity accounted investment totaled US$ 0.1 and US$ 0.3 million (ZAR 0.7 and ZAR 2.1 million), respectively. Future earnings from our equity accounted investment are expected to be comparable with the current quarter’s earnings.

Employee Benefits
              The Company does not provide health or retirement benefits to any of its employees.

Insurance
             The Company annually assesses its risk exposure. During the six months ended December 31, 2004 and 2003 all risks were adequately covered by third party insurers, except where the cost of insurance coverage was considered excessive in relation to the probability and extent of loss. This is true with respect to our cash and cash-in-transit risks, which has become virtually impossible to procure from local and international underwriters.

The main categories of our insurance are:

             •             loss of/damage to vehicles, electronic equipment and other assets;
             •             business interruption;
             •             motor vehicle third party claims;
             •             group personal accident; and
             •             employment practices liability.

Critical Accounting Policies
             The Company’s annual financial statements have been prepared in accordance with United States GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques.

             Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that should be read in conjunction with the Company’s 2004 consolidated financial statements on Form 10-K.

             •             Deferred taxation

             •             Accounts receivable and provision for doubtful debts

             •             Research and development

Recent Accounting Pronouncements

             FASB Statement No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, was issued in December 2004 and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of the statement shall be applied prospectively. The amendments made by the statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. We do not believe the adoption of the statement will have an impact on our overall results of operations or financial position.

             FASB Statement 123 (Revision 2004), Share-Based Payment, was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, we comply with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” (See Item 1, “Notes to the Interim Unaudited Condensed Consolidated Financial Statements, Note 1.”) We plan to adopt the new statement in our next fiscal year, beginning July 1, 2005.

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

Foreign Exchange Risk

             The Company is subject to foreign currency exchange risk because it purchases inventories that it is required to settle in foreign currencies, primarily the Euro and United States dollar. Aplitec has used forward contracts in order to limit its exposure to the ZAR/ USD and ZAR/ EUR exchange rate fluctuations from foreign currency transactions. As of December 31, 2004 and 2003, the outstanding foreign exchange contracts are as follows:

             December 2004

Notional amount	Strike price	Maturity

EUR 1,858,040	ZAR 8.5225	January 7, 2005
EUR 81,000	ZAR 7.8347	January 13, 2005
EUR 242,890	ZAR 7.7271	January 14, 2005
EUR 278,400	ZAR 7.8816	February 16, 2005
USD 120,000	ZAR 6.0542	September 30, 2005

             December 2003

             None

Translation Risk

             Translation risk relates to the risk that the results of the Company will vary significantly as the Company’s reports in US$ and the majority of its operations are transacted in ZAR. The US$:ZAR exchange rate has fluctuated significantly over the past 2 years. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition.

Interest Rate Risk

             As a result of its normal borrowing and leasing activities, Aplitec’s operating results are exposed to fluctuations in interest rates, which Aplitec manages primarily through its regular financing activities. Aplitec generally maintains limited investment in cash equivalents and has occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank’s REPO rate, Aplitec’s interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by US$14,226 per month, while interest earned per month on any surplus cash increases by US$13,551 per US$14.5 million (ZAR 100 million).

Credit risk

             Credit risk relates to the risk of loss that Aplitec would incur as a result of non-performance by counterparties. Aplitec maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate.

             In regards to credit risk on financial instruments, Aplitec maintains the policy to enter into such transactions only with South African and European financial institutions that have a credit rating of BBB or better, as determined by Standard & Poor’s.

Microlending Credit Risk

             The Company is exposed to credit risk in its microlending activities, which provides unsecured short-term loans to qualifying customers. Aplitec manages this risk by assigning each prospective customer a “creditworthiness score,” which takes into account a variety of factors such as employment status, salary earned, other debts and total expenditures on normal household and lifestyle expenses.

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

             Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal half-year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             In January 2005 the following non-executive director accepted appointment to our board:

Christopher Seabrooke: Mr. Seabrooke has served as the Chief Executive of Sabvest Limited, an investment and finance group listed on the JSE Securities Exchange in South Africa., since 1988.
Mr. Seabrooke also serves on the following boards of other JSE listed companies:
Non-executive Chairman: Massmart Holdings Limited, a South African- based group of consumer retail and wholesale chains,
Non-executive Chairman: MGX Holdings Limited, a South African information technology company,
Datatec Limited, an international information technology company with major distribution and service operations in the USA, UK and Europe,
Primedia Limited, a South African- based media and entertainment group,
Set Point Technology Holdings Limited, a South African- based industrial technology and distribution group.

Mr. Seabrooke has, over the years, served on 20 boards of listed companies and has just completed his term of office as Chairman of the South African State Theatre. He has degrees in Economics and Accounting from the University of Natal and an M.B.A. from the University of the Witwatersrand.

Mr. Seabrooke will receive annual compensation of $0.09 million (R0.5 million). On acceptance of his appointment as non-executive director, 250,000 stock options were granted to Mr. Seabrooke at an exercise price of $0.50 each. Mr. Seabrooke chairs the audit committee.

Item 6. Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Johannesburg, South Africa, on February 11, 2005.

             NET 1 UEPS TECHNOLOGIES, INC.

             By: /s/ Serge C.P. Belamant

             Serge C.P. Belamant
              Chief Executive Officer, Chairman of the Board and Director

             By: /s/ Herman Gideon Kotze

             Herman Gideon Kotze
              Chief Financial Officer, Treasurer and Secretary, Director