Form 10-Q
period 2005-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2005-05-13
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ To __________________

Commission file number: 000-31203

NET1 UEPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0903895
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

President Place, 4th Floor, Cnr. Jan Smuts Avenue and Bolton Road
Rosebank, Johannesburg, South Africa
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
YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 163,050,808 shares of Common Stock, $0.001 par value, were outstanding at March 31, 2005.

THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT THE WORDS "ANTICIPATE," "ESTIMATE," "INTENDS," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

Form 10-Q

NET1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
	March 31,	June 30,
	2005	2004
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,712	$80,282
Accounts receivable	31,769	18,196
Finance loans receivable, net of allowances of – March: $7,059; June: $8,387	8,830	9,300
Deferred expenditure on smart cards	3,514	6,031
Inventory	1,662	1,054
Deferred income taxes	3,473	2,549
Total current assets	141,960	117,412

LONG TERM RECEIVABLE	1,027	1,106
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – March: $19,818; June: $23,225	7,327	7,638
EQUITY ACCOUNTED INVESTMENT	1,346	878
GOODWILL	14,933	15,212
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – March:
$4,625; June: $3,019	8,725	10,386

TOTAL ASSETS	175,318	152,632

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	-	19
Accounts payable	17,990	23,693
Income taxes payable	14,660	24,119
Total current liabilities	32,650	47,831

DEFFERRED INCOME TAXES	13,988	8,961
LONG TERM LIABILITIES	-	252

TOTAL LIABILITIES	46,638	57,044

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 500,000,000 with $0.001 par value;
Issued and outstanding shares - March: 163,050,808; June: 135,235,220	163	135

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 300,000,000 with $0.001 par value;
Issued and outstanding shares - March: 165,151,550; June: 192,967,138	165	193

B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - March:
209,890,130; June: 236,977,187	33	38

ADDITIONAL PAID-IN-CAPITAL	71,686	71,681

ACCUMULATED OTHER COMPREHENSIVE INCOME	13,711	15,039

RETAINED EARNINGS	42,922	8,502

TOTAL SHAREHOLDERS’ EQUITY	128,680	95,588

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$175,318	$152,632

See Notes to Unaudited Condensed Consolidated Financial Statements

NET1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
	(In thousands, except share data)		(In thousands, except share data)

REVENUE	$45,667	$36,274	$134,885	$91,463

EXPENSE

COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	12,428	9,949	41,207	28,206

GENERAL AND ADMINISTRATION	11,436	8,325	33,804	25,625

DEPRECIATION AND AMORTIZATION	1,668	1,693	4,897	4,110

REORGANIZATION CHARGES	-	3,291	-	3,537

OPERATING INCOME	20,135	13,016	54,977	29,985

INTEREST INCOME, net	294	903	1,497	2,464

INCOME BEFORE INCOME TAXES	20,429	13,919	56,474	32,449

INCOME TAX EXPENSE	8,619	6,389	22,534	13,896

NET INCOME BEFORE EARNINGS FROM EQUITY
ACCOUNTED INVESTMENT	11,810	7,530	33,940	18,553

EARNINGS FROM EQUITY ACCOUNTED
INVESTMENT	147	-	480	-

NET INCOME	$11,957	$7,530	$34,420	$18,553

Basic earnings per share, in cents – common stock
and linked units	3.64	3.90	10.49	9.61

Diluted earnings per share, in cents – common stock
and linked units	3.57	3.90	10.30	9.61

See Notes to Unaudited Condensed Consolidated Financial Statements

NET1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Movements in Shareholders’ Equity

	Three months ended		Nine months ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

COMMON STOCK
Balance, beginning of period	$157	$39	$135	$39
Conversion to common stock from special
convertible preferred stock	6	-	28	-
Balance, end of period	163	39	163	39

SPECIAL CONVERTIBLE PREFERRED STOCK
Balance, beginning of period	171	-	193	-
Conversion from special convertible preferred
stock to common stock	(6)	-	(28)	-
Balance, end of period	165	-	165	-

B CLASS PREFERENCE SHARES
Balance, beginning of period	34	-	38	-
Cessation of B class preference shares to Net1
as a result of trigger events	(1)	-	(5)	-
Balance, end of period	33	-	33	-

ADDITIONAL PAID IN CAPITAL
Balance, beginning of period	71,685	40,538	71,681	40,538
Conversion to common stock from special
convertible preferred stock	3,212	-	15,515	-
Cessation of B class preference shares and B
class loans to Net1 as a result of trigger events	(3,211)	-	(15,510)	-
Balance, end of period	71,686	40,538	71,686	40,538

ACCUMULATED OTHER COMPREHENSIVE
INCOME
Balance, beginning of period	25,008	8,455	15,039	(962)
Movement in foreign currency translation
reserve	(11,297)	4,798	(1,328)	14,215
Balance, end of period	13,711	13,253	13,711	13,253

RETAINED EARNINGS
Balance, beginning of period	30,965	41,912	8,502	30,889
Net income for the period	11,957	7,530	34,420	18,553
Balance, end of period	42,922	49,442	42,922	49,442

Total shareholders’ equity	$128,680	$103,272	$128,680	$103,272

See Notes to Unaudited Condensed Consolidated Financial Statements

NET1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Cash flows from operating activities
Cash received from customers	$18,941	$35,611	$127,910	$92,969
Cash paid to suppliers and employees	(21,365)	(16,407)	(81,864)	(49,580)
Interest received	3,815	3,654	11,645	10,755
Finance costs paid	(3,517)	(2,621)	(10,131)	(8,161)
Income taxes paid	-	(3,490)	(31,984)	(10,626)
Net cash (used in) provided by operating
activities	(2,126)	16,747	15,576	35,357

Cash flows from investing activities
Capital expenditures	(1,260)	(454)	(2,982)	(2,392)
Proceeds from disposal of property, plant and equipment	8	15	29	33
Acquisition of contract rights	-	(1,329)	-	(1,329)
Net cash used in investing activities	(1,252)	(1,768)	(2,953)	(3,688)

Cash flows from financing activities
Repayment of bank overdrafts	-	-	(19)	-
Dividends paid	-	-	-	(5,088)
Net cash used in financing activities	-	-	(19)	(5,088)

Effect of exchange rate changes on cash	(9,226)	4,602	(174)	12,170

Net (decrease) increase in cash and cash equivalents	(12,604)	19,581	12,430	38,751

Cash and cash equivalents – beginning of period	105,316	73,483	80,282	54,313

Cash and cash equivalents at end of period	$92,712	$93,064	$92,712	$93,064

See Notes to Unaudited Condensed Consolidated Financial Statements

NET1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.         Basis of Presentation and Summary of Significant Accounting Policies

             Unaudited Interim Financial Information

             On June 7, 2004, the Company completed a transaction, which is more fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, in which the former shareholders of Net1 Applied Technology Holdings Limited, or Aplitec, acquired a majority voting interest in the Company. In accordance with generally accepted accounting principles, the Company accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquiror for accounting purposes. Therefore, for the three and nine months ended March 31, 2005, the Company’s condensed consolidated financial statements reflect the operations of Net1 and its consolidated subsidiaries and for the three and nine months ended March 31, 2004, reflect the operations of Aplitec and its consolidated subsidiaries, but not Net1. References to the “Company” refer to Net1 and its consolidated subsidiaries, including Aplitec, unless the context otherwise requires. References to Net1 are references solely to Net1 UEPS Technologies, Inc.

             The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles (“GAAP”) for interim financial reporting. The results of operations for the three and nine months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

             Stock-Based Compensation

             The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, compensation expense is not required to be recorded when stock options/ awards under fixed plans are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option/ award is granted. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 allows the Company to continue to follow the present APB 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. The Company has continued to account for stock-based compensation under the provisions of APB 25 using the intrinsic value method.

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

1.         Basis of Presentation and Summary of Significant Accounting Policies (continued)

             Stock-Based Compensation (continued)

             There was no stock compensation charge under APB 25 for either of the three or nine months ended March 31, 2005 and 2004. Had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with SFAS 123, the Company’s net income and earnings per share in accordance with US GAAP for the three and nine months ended March 31, 2005 and 2004 would have been as presented in the pro-forma disclosures below:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income	$11,957	$7,530	$34,420	$18,553
Add back: stock-based compensation expense included in
reported net income, net of related tax effects	-	-	-	-
Deduct: total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(214)	-	(650)	-

Pro-forma net income	$11,743	$7,530	$33,770	$18,553

Earnings per share, basic and diluted (US cents):
Basic, as reported	3.64	3.90	10.49	9.61
Basic, pro forma	3.50	3.90	10.10	9.61

Weighted average assumptions:
Risk-free interest rate	3.50%	-	3.50%	-
Dividend yield	0.00%	-	0.00%	-
Stock volatility	72.00%	-	72.00%	-
Average expected life (years)	7.00	-	7.00	-

             Translation of foreign currencies

             The functional currency of the Company is the South African rand and its reporting currency is the U.S. dollar. The current rate method is used to translate the financial statements of the Company to U.S. dollars. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders’ equity.

             Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

             Recent accounting pronouncements

             On March 3, 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities. The FSP requires a reporting enterprise to consider whether it holds an implicit variable interest in the variable interest entity (“VIE”) or potential VIE. The determination of whether an implicit variable interest exists involves determining whether an enterprise may be indirectly absorbing or receiving the variability of the entity. The FSP is effective in the first reporting period beginning after March 3, 2005. The adoption of the FSP by the Company has not had an impact on its overall results of operations or financial position.

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

1.         Basis of Presentation and Summary of Significant Accounting Policies (continued)

             Recent accounting pronouncements (continued)

             The Company does not believe that adoption of the statement will have an impact on its overall results of operations or financial position.

2.         Goodwill and Intangible Assets

             On July 1, 2002, the Company adopted SFAS 142 for U.S. GAAP purposes, which required that goodwill and certain intangible assets with indefinite useful lives, including those recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually. The standard also required the completion of a transitional impairment test with any resulting impairment identified treated as a cumulative effect of a change in accounting principle.

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

	As at March 31, 2005			As at June 30, 2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value

Goodwill	$18,886	$(3,953)	$14,933	$19,302	$(4,090)	$15,212
Finite-lived intangible assets:
Contract rights	2,658	(1,181)	1,477	2,673	(520)	2,153
Customer contracts	114	(20)	94	114	(2)	112
Exclusive licences	4,506	(539)	3,967	4,506	(54)	4,452
FTS patent	6,072	(2,885)	3,187	6,106	(2,443)	3,663
Other patents	-	-	-	6	-	6
Total finite-lived intangible assets	$13,350	$(4,625)	$8,725	$13,405	$(3,019)	$10,386

             FTS Patent

             The Company obtained its patent for the Funds Transfer System (the “FTS Patent”) on its acquisition of Net1 Investment Holdings (Proprietary) Limited (“Net1 Holdings”) on July 12, 2000. 100% of Net1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $4.1 million at the March 31, 2005 exchange rate of $1: ZAR6.3099), which was satisfied through the issuance of 9,750,000 shares of the Company’s common stock. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $1.6 million (or $2 million at the quarter end exchange rate of $1: ZAR6.3099) . Net1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS Patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based.

             Aggregate amortization expense on the FTS Patent for the three and nine months ended March 31, 2005 was approximately $0.16 million and $0.46 million, respectively (three and nine months to March 31, 2004: $0.14 million and $0.41 million, respectively). Estimated amortization expense to be reported in future periods is estimated at $0.62 million per annum, however this amount could differ from the actual amortization as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

             Contract Rights

             In December 2003, the Company entered into an agreement with various black economic empowerment partners (the “partners”) whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The total amount paid to the partners was approximately $2.3 million (or $2.7 million at the March 31, 2005 exchange rate of $1: ZAR6.3099) . The amount paid will be amortized over the contract period of 3 years.

2.         Goodwill and Intangible Assets (continued)

             Contract Rights (continued)

             Amortization for the three and nine months ended March 31, 2005 is approximately $0.23 million and $0.68 million, respectively (three and nine months to March 31, 2004: $0.28 million and $0.28 million, respectively). Estimated amortization expense to be reported in future periods is estimated at $0.91 million per annum, however this amount could differ from the actual amortization as a result of changes in the contract period and other relevant factors.

             Customer contracts and exclusive licenses

             The customer contracts and exclusive licenses were valued by an independent third party and these assets were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of 5 and 7 years, respectively. Amortization expense for the customer contracts and exclusive licenses for the three and nine months ended March 31, 2005 is $0.01 million and $0.16 million, respectively, and $0.02 million and $0.49 million, respectively. Estimated amortization expense for the customer contracts and exclusive license to be reported in future periods is estimated at $0.02 million and $0.64 million per annum, respectively. These amounts could differ from the actual amortization as a result of changes in the useful lives and other relevant factors.

             As required by SFAS 141 goodwill has been allocated to the Company’s reportable transaction-based activities, financial services and hardware, software and related technology sales business segments as follows:

	As at March 31, 2005
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,478	$(1,011)	$2,467
Smart card accounts	-	-	-
Financial services	7,813	(2,191)	5,622
Hardware, software and related technology sales	7,595	(751)	6,844
Total	$18,886	$(3,953)	$14,933

	As at June 30, 2004
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,841	$(1,133)	$2,708
Smart card accounts	-	-	-
Financial services	7,857	(2,203)	5,654
Hardware, software and related technology sales	7,604	(754)	6,850
Total	$19,302	$(4,090)	$15,212

             As required by SFAS 142, the standard has not been retroactively applied to the results for the periods prior to adoption.

3.         Capital structure and creditor rights attached to the B Class Loans

             The Company’s balance sheet reflects two classes of equity--common stock and linked units.

             The linked units comprise the following instruments which are linked and cannot be traded separately:

•	a right to special convertible preferred stock,

•	B Class preference shares in Net1 Applied Technologies South Africa Limited (“New Aplitec”) and

•	B Class loans issued by New Aplitec.

             Although the linked units include certain instruments (the B Class preference shares and the B Class loans) that are legally equity of a subsidiary of the Company, they have been treated as equity of the Company and recorded as part of shareholders’ equity in these condensed consolidated financial statements, in recognition of their substance, which is economically equivalent to that of common stock.

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

             Voting rights –Holders of shares of special convertible preferred stock have the same voting rights as holders of common stock. Therefore, a linked unit-holder is able to vote on the same matters as a holder of common stock, including the selection of directors, corporate decisions submitted to shareholder vote, and decisions regarding distribution of earnings. In addition, the special convertible preferred stock does not provide any additional rights with respect to control of the Company not shared by holders of common stock.

             Dividend rights –Holders of common stock and linked units have similar rights to the distribution of the Company’s earnings.

             Liquidation rights – In the event of a liquidation of the Company or New Aplitec, the linked units are automatically convertible into common stock of the Company, thereby allowing a linked unit holder to have identical liquidation rights to a holder of common stock in the event of liquidation.

             Sale rights – A linked unit holder can only dispose of its interest in the Company by 1) converting the linked units into common stock and 2) selling the common stock on the open market. Therefore, a holder of the linked units receives the same risk and rewards in market price fluctuation as a common stockholder of the Company.

             Common stock

             Holders of shares of the Company’s common stock are entitled to receive dividends and other distributions when declared by the Company’s board of directors out of funds available. Payment of dividends and distributions is subject to certain restrictions under the Florida Business Corporation Act, including the requirement that after making any distribution the Company must be able to meet its debts as they become due in the usual course of its business.

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

             Special convertible preferred stock

             The special convertible preferred stock ranks, on parity, without preference and priority, with the Company’s common stock with respect to dividend rights (except as described below) or rights upon liquidation, dissolution or winding-up of the Company. The stock is junior in preference and priority to each other class or series of preferred stock or other equity security of the Company under terms which may be determined by the board of directors to expressly provide that such other security rank senior in preference or priority to the special convertible preferred stock with respect to dividend rights or rights upon liquidation, dissolution or winding-up of the Company.

             So long as any shares of special convertible preferred stock are outstanding, the Company’s board will determine immediately prior to the declaration of any dividend or distribution (i) the portion, if any, of the Company’s assets available for such dividend of distribution that is attributable to funds or assets from New Aplitec, regardless of the manner received (the “South African Amount”) and (ii) the portion of such funds or assets that is not from New Aplitec (the “Non-South African Amount”). The South African Amount will not include amounts received from New Aplitec due to its liquidation, distribution or dividend after insolvency or winding up.

             So long as any shares of special convertible preferred stock are outstanding, (i) any dividends or distributions by the Company’s board of Non-South African Amounts must be paid pro rata to all holders of common stock and special convertible preferred stock, and (ii) and dividends or distributions by the Company’s board of South African Amounts can be paid only to holders of common stock. The Company’s board has complete discretion to declare a dividend or distribution with respect to South African Amounts or Non-South African Amounts.

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

             Holders of special convertible preferred stock have the right to receive notice of, attend, speak and vote at general meetings of the Company, and are entitled to vote on all matters on which holders of common stock are entitled to vote. Each holder of special convertible preferred stock present in person, or the person representing such holder, is entitled to a number of votes equal to the number of shares of common stock that would be issued upon conversion of the special convertible preferred stock held by such holder on the record date.

             B class preference shares

             Net1 owns 100% of the A class common stock and A class loans in issue of New Aplitec. The B class preference shares rank pari passu with the New Aplitec A class stock in respect of participation in dividends and return of capital prior to winding-up of New Aplitec. The B class preference shares shall not, however, participate in dividends or a return of capital on a winding-up of New Aplitec for any reason. However, the unit holders will participate, as the B class preference stock will automatically convert into Company common stock on a winding-up of New Aplitec. The B class preference shares cannot be sold or transferred other than to the Company pursuant to the occurrence of a trigger event. Therefore, the B class preference shares, the B class loans and the rights to receive Company special convertible preferred stock are linked together and cannot be traded separately.

             The holders of B class preference shares will only be entitled to vote on matters which directly affect the rights attaching to the B class preference shares. At every general meeting of New Aplitec at which more than one class of shareholders are present and entitled to vote, unit holders of the South African Trust which in turn holds the B class preference shares, shall be entitled, upon a poll, to that proportion of the total votes in New Aplitec which the aggregate number of B class preference shares held bears to the aggregate number of all shares entitled to be voted at such meeting (provided that no resolution for the declaration of a dividend or for the disposal of any intellectual property of New Aplitec shall be passed unless unit holders representing 50.1% of the B class preference shares present at the meeting in person or represented by proxy vote in favor of such resolution).

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

             Conversion of special convertible preferred stock to common stock

             Special convertible preferred stock is convertible into shares of common stock on a one-for-one basis upon the occurrence of trigger event. With each converted share of special convertible preferred stock that is converted, the Company will receive:

•	1.228070 B class preference shares; and

•	such holder’s interest in the New Aplitec B loan accounts.

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

3.         Capital structure and creditor rights attached to the B Class Loans (continued)

             During the three and nine months ended March 31, 2005, 5,758,986 and 27,815,588 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 7,072,436 and 34,159,493 linked units during the three and nine months ended March 31, 2005. The net result of these conversions was that 7,072,436 and 34,159,493 B class preference shares and B class loans were ceded to Net1 during the three and nine months ended March 31, 2005, which converted 5,758,986 and 27,815,588 shares of special convertible preferred stock to 5,758,986 and 27,815,588 common stock in return for the ownership of the 7,072,436 and 34,159,493 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 27,815,588 and the number of outstanding shares of special convertible preferred stock has decreased by 27,815,588. In addition, as a consequence of the conversion, the Company now owns 34,159,493 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.038 million to $0.033 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares held by the Company is eliminated on consolidation.

4.         Earnings per share

             The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 3, the linked units have the same rights and entitlements as those attached to common shares.

             As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 1.23:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (328.2 million) of common stock (163.1 million) and special convertible preferred stock (165.1 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional shares of common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period.

             As a result of the Aplitec transaction, the weighted average number of shares used to calculate earnings per share for the three and nine months ended March 31, 2004, has been prepared to reflect the capital structure after the transaction. For the purposes of this restatement, the Aplitec share capital has been presented as common stock as of March 31, 2004.

             The weighted average number of outstanding shares for the three and nine months ended March 31, 2005 presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock have the same rights and entitlements as those attached to the common stock.

             The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of March 31, 2005 and 2004.

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	'000	'000	'000	'000
Weighted average number of outstanding shares of
common stock – basic	163,051	192,967	163,051	192,967
Weighted average effect of dilutive securities:
employee stock options	3,488	-	3,001	-

Weighted average number of outstanding shares of	166,539	192,967	166,052	192,967
common stock – diluted

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	'000	'000	'000	'000
Weighted average number of outstanding linked
units – basic	165,151	-	165,151	-
Weighted average effect of dilutive securities:
employee stock options	3,532	-	3,040	-

Weighted average number of outstanding linked	168,683	-	168,191	-
units – diluted

4.         Earnings per share (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
	'000	'000	'000	'000
Total weighted average number of outstanding
shares used to calculated earnings per share –
basic	328,202	192,967	328,202	192,967

Total weighted average number of outstanding
shares used to calculated earnings per share –
diluted	335,222	192,967	334,243	192,967

5.         Comprehensive income

             The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for each of the three and nine months ended March 31, 2005 and 2004 was:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$11,957	$7,530	$34,420	$18,553
Foreign currency translation adjustments	(11,297)	4,798	(1,328)	14,215
	$660	$12,328	$33,092	$32,768

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

             Revenues and operating income are measured on a segmental basis in accordance with SA GAAP (defined as “operating (loss)/income of continuing operations before central costs, goodwill amortization, SA GAAP operating exceptional items and share option costs”). In the tables below, this measure is referred to as segment operating (loss)/income.

             The Company currently has four reportable segments which each operate mainly within South Africa: transaction-based activities; smart card accounts; financial services and hardware; software and related technology sales. The Company also has a corporate/eliminations segment. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

             The transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. This segment has individually significant customers that each provides more than 10 per cent of the total revenue of the Company. For the three and nine months ended March 31, 2005, there were three such customers, providing 12, 35 and 21 per cent and 12, 36 and 20, respectively, of total revenue. For the three and nine months ended March 31, 2004 there were three such customers providing 11, 33 and 21 per cent and 11, 37 and 22 per cent, respectively, of total revenue.

             The smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts. This segment’s activities were previously included in the financial services segment. In the third quarter of fiscal 2005 management started analyzing the results of this segment separately and consequently a new segment has been presented. Prior year segment information has been restated in order to show comparative information.

             The financial services segment derives revenue from the provision of short-term personal lending activities and life insurance products. Interest income is recognized in the income statement as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement.

6.         Operating segments (continued)

             The hardware, software and related technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”). The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems.

             Corporate/ Eliminations include the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

             The accounting policies of the segments are consistent with those described at June 30, 2004, and any inter-segment sales or transfers are eliminated.

             The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with SA GAAP, with the exception of income tax expense and net income after taxation, where the recent reduction in the South African tax rate from 30% to 29% has not been effected:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenues
Transaction-based activities	$26,679	$23,353	$77,538	$59,875
Smart card accounts	9,157	7,045	26,362	15,762
Financial services	5,324	4,381	15,642	12,384
Hardware, software and related technology sales	4,507	1,365	15,343	3,312
Total	45,667	36,144	134,885	91,333

Operating income
Transaction-based activities	11,651	7,566	31,629	18,626
Smart card accounts	4,162	3,203	11,983	7,165
Financial services	2,837	1,833	7,579	5,150
Hardware, software and related technology sales	1,766	(949)	6,036	(236)
Corporate/ Eliminations	128	815	(174)	(3,442)
Total	20,544	12,468	57,053	27,263

Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/ Eliminations	3,815	3,859	11,505	10,962
Total	3,815	3,859	11,505	10,962

Interest expense
Transaction-based activities	3,453	2,786	9,689	8,020
Smart card accounts	-	-	-	-
Financial services	3	4	21	20
Hardware, software and related technology sales	65	55	298	109
Corporate/ Eliminations	-	111	-	349
Total	3,521	2,956	10,008	8,498

Depreciation and amortization
Transaction-based activities	1,308	1,162	3,910	3,432
Smart card accounts	-	-	-	-
Financial services	103	149	377	435
Hardware, software and related technology sales	-	1	-	2
Corporate/ Eliminations	240	65	716	189
Total	1,651	1,377	5,003	4,058

6.         Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004

Income taxation expense
Transaction-based activities	2,462	1,645	6,559	3,359
Smart card accounts	1,249	961	3,595	2,150
Financial services	850	549	2,268	1,539
Hardware, software and related technology sales	511	(301)	1,720	(103)
Corporate/ Eliminations	1,815	2,309	3,850	4,205
Total	$6,887	$5,163	$17,992	$11,150

Net income after taxation
Transaction-based activities	$5,736	$3,135	$15,379	$7,248
Smart card accounts	2,913	2,242	8,386	5,015
Financial services	1,984	1,280	5,292	3,590
Hardware, software and related technology sales	1,190	(703)	4,014	(242)
Corporate/ Eliminations	2,128	2,254	7,487	2,966
Total	13,951	8,208	40,558	18,577

Segment assets
Total	164,670	131,243	164,670	131,243

Expenditures for long-lived assets
Transaction-based activities	961	332	2,313	2,077
Smart card accounts	-	-	-	-
Financial services	299	41	669	111
Hardware, software and related technology sales	-	14	-	15
Corporate/ Eliminations	-	67	-	189
Total	$1,260	$454	$2,982	$2,392

             Due to the developments in the business, all of the significant assets are used in the operations of all the segments. The company does not have dedicated assets assigned to a particular operating segment. Accordingly, it is not meaningful to attempt an arbitrary allocation and segment asset allocation is therefore not presented.

             The following tables present the Company's net income after tax and segment assets from the Company's reportable segments presented in accordance with SA GAAP and then reconciled to United States generally accepted accounting principles (“US GAAP”) financial information consolidated totals:

		Three months ended		Nine months ended
		March 31,	March 31,	March 31,	March 31,
		2005	2004	2005	2004
Net income after tax in accordance with SA GAAP		$13,951	$8,208	$40,558	$18,577
Intangible amortization adjustment	(a)	(86)	(78)	(251)	(223)
Self insurance adjustment	(b)	-	609	(1,465)	2,515
Goodwill amortization adjustment	(c)	(176)	17	120	430
Secondary Taxation on Companies adjustment	(d)	(1,801)	(1,058)	(4,740)	(1,977)
Taxation adjustments due to difference between SA
and US GAAP	(e)	69	(168)	198	(769)
Reclassification of earnings from equity accounted	(f)
investment		(147)	-	(480)	-
Net income after tax in accordance with US GAAP		$11,810	$7,530	$33,940	$18,553

		March 31,
		2005
Segment assets in accordance with SA GAAP		$164,670
Recognition of goodwill, net of amortization	(c)	6,882
Recognition of intangible assets, net of amortization	(a)	3,187
Deferred tax adjustments	(d)	579
Segment assets in accordance with US GAAP		$175,318

6.         Operating segments (continued)

             (a) Aplitec obtained the FTS Patent on its acquisition of Net1 Holdings on July 12, 2000. 100% of Net1 Holdings issued share capital was acquired for approximately $3.2 million, which was satisfied through the issuance of 9,750,000 of Aplitec common shares. For SA GAAP purposes, this was treated as the acquisition of a business as it was a corporate entity and the excess of the purchase price over the identifiable assets acquired was treated as goodwill and amortized over 10 years. For US GAAP purposes, EITF 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business, defines a business and the acquisition of Net1 Holdings was in substance the acquisition of an asset. As such, the treatment of the premium on acquisition over the net asset value is regarded as being attributable to the patent rights acquired and not treated as goodwill. The patent rights carrying value should be amortized over 10 years, which is the same period that would be used to amortize goodwill.

             (b) Aplitec had in the past established a provision in respect of self-insured losses (mainly attributable to cash in transit theft) based on actuarially determined amount of such losses expected to arise in the next 12 months. For SA GAAP purposes, the provision for self-insured losses was reversed towards the end of fiscal year June, 30 2004 and the provision for self-insured losses provided approximates the amounts required under US GAAP. The Company acquired an insurance captive as part of the acquisition of Cash Paymaster Services (Pty) Ltd in 1999. This asset was not recognized on acquisition and the cash in the captive at acquisition was $2.3 million. The captive was cancelled in the first quarter of 2005 and the cash included in the captive at the date of closure was included in the cash and cash equivalents as of September 30, 2004.

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

             An adjustment is required to reverse that part of the charge in the income statement in respect of such losses that do not represent the losses of the period (three and nine months ended March 2005: $0, three and nine months ended March 2004: $0.6 million and $2.5 million, respectively) and consolidate the assets of the captive insurance company for all periods ended prior to and including June 30, 2004. In addition, an adjustment is required for the nine months ended March 31, 2005 to reverse the gain of $1.5 million recognized under SA GAAP due to the cancellation of the captive.

             (c) Under SA GAAP, goodwill arising on business combinations was written off against shareholders' equity. With effect from July 1, 2000, SA GAAP required that goodwill be capitalized and amortized over its useful life. Under US GAAP, until July 1, 2002, goodwill should be capitalized and amortized over its useful life, which could not exceed 40 years. The adjustment therefore gives effect to the amount of goodwill that would have been required to be recognized in a US GAAP balance sheet and the amount of amortization that would have arisen thereon, which has been calculated on the basis of a useful life of 10 years. Due to the adoption of SFAS 141 and SFAS 142, goodwill is no longer required to be amortized, instead an impairment review is required at least annually. In addition, certain goodwill amounts were not recognized at the correct amount due to Aplitec using a fixed price as opposed to a fair market price for shares issued in exchange for assets.

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

             (e) The tax effects of the US GAAP adjustments have been calculated based on the enacted tax rate for the three and nine months ended March 31, 2005 of 37.78% (three and nine months ended March 31, 2004: 37.78%) .

             (f) Under SA GAAP, the tax effected earnings from the equity accounted investment is included before the income tax expense. Under US GAAP, the earnings from the equity accounted investment is shown after the income tax expense and net income after tax. An adjustment is required to reclassify the earnings from the equity accounted investment from above the income tax expense to below net income after tax.

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

             Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. On June 7, 2004, we completed a transaction, which we more fully describe below under the caption “The Aplitec Transaction,” in which the former shareholders of Net1 Applied Technology Holdings Limited, or Aplitec, acquired a majority voting interest in us. In accordance with generally accepted accounting principles, we accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquiror for accounting purposes. Therefore, for the three and nine months ended March 31, 2005, our condensed consolidated financial statements and the discussion and analysis below reflect the operations of Net1 and its consolidated subsidiaries and for the three and nine months ended March 31, 2004, reflect the operations of Aplitec and its consolidated subsidiaries, but not Net1. References to “we,” “our” and “us” refer to Net1 and its consolidated subsidiaries, including Aplitec, unless the context otherwise requires. When we refer to Net1, we are referring solely to Net1 UEPS Technologies, Inc.

Overview

             We provide our universal electronic payment system technology as an alternative banking system to the unbanked and underbanked populations of developing economies. We believe that we are the first company worldwide to implement a system that can enable the approximately four billion people with limited or no access to a bank account to affordably effect electronic transactions with one another, government agencies, employers, merchants and other financial services providers. To do this, we have developed and deployed our own universal electronic payment system, or UEPS. This system uses secure smart cards that operate in real time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This means that users of our system can enter into transactions at any time with other cardholders in even the most remote areas so long as a portable offline card reader is available. In addition to payments and purchases, our system can be used for banking, health care management, international money transfers, voting and identification.

             South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. Currently, South Africa has a population of approximately 42 million people, of which an estimated 50% live below the poverty line. The South African unemployment rate is estimated at 30%. The success we have achieved in South Africa since commencing operations in December 1997 has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our cardholder with affordable functionality and lifestyle improvement. The South African government is also actively involved in a number of initiatives which may present us with opportunities to export our South African achievements, such as the New Partnership for Africa’s Development and the India-Brazil-South Africa Dialogue Forum, which is currently considering the establishment of an economic trade bloc between these three countries.

             On the African continent outside South Africa, we have implemented our systems at the request of a variety of customers in Ghana, Rwanda, Burundi, Malawi, Mozambique and Zimbabwe, which are some of the poorest countries in the world. In Malawi, our system has been implemented by the Reserve Bank of Malawi as a national payment system. We are not actively involved as either investors or operators in any of these systems, but we believe that our experience and success in South Africa, together with our understanding of trade in Africa, will permit us to take advantage of new opportunities both in and outside South Africa, which in some instances, may involve acquiring a minority ownership position in these owners and operators.

Historical Development of Our Business

             We were incorporated in Florida in May 1997. Until June 7, 2004, we were a development stage company and our business consisted only of acquiring a license to the U.S. funds transfer system, or FTS, patent and obtaining an exclusive marketing agreement for the UEPS technology outside South Africa, Namibia, Botswana and Swaziland. On June 7, 2004, through a newly-formed subsidiary, Net1 Applied Technologies South Africa Limited, or New Aplitec, we acquired substantially all of the assets and assumed all of the liabilities of Aplitec, a public company listed on the Johannesburg Stock Exchange. Aplitec owned the FTS patent in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate into one company the intellectual property rights relating to the FTS patent and the UEPS technology, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. In the Aplitec transaction, the former shareholders of Aplitec obtained a majority voting interest in Net1. The Aplitec transaction is described in more detail below.

             Between 1998 and 2000, we made three strategic acquisitions for the purpose of building a critical mass of smart card users. In May 1998, we acquired Net1 Southern Africa (Proprietary) Limited, a supplier of smart cards and point of service, or POS, devices which serviced the POS device network of Nedbank, a major South African banking group. This transaction allowed us to develop a relationship with Nedbank.

             In 1999, we acquired Cash Paymaster Services (Proprietary) Limited, or CPS, a company engaged in the distribution of social welfare grants on behalf of several of the provincial governments of South Africa. This transaction enabled us to issue smart cards to CPS’s customer base of approximately 1.5 million people and to acquire a logistics and implementation infrastructure.

             During the course of 1999 and 2000, we acquired Moneyline (Proprietary) Limited and New World Finance (Proprietary) Limited, each of which was engaged in the microlending business. Microlending involves extending cash loans for periods ranging from 30 days to several months. We made these acquisitions primarily for the purpose of gaining exposure to an additional base of potential smart card users in order to deploy our microlending administration and payment products.

             After completing these three acquisitions, we sought to create an infrastructure of POS devices that would permit businesses and merchants to engage in smart card transactions with their cardholder base. In July 2004, we implemented a “merchant rollout” in the Northern Cape province of South Africa, supplying merchants with smart cards and POS devices in order to permit smart card holders to transact with one another. With the increasing opportunity to conduct transactions using smart cards, by June 30, 2004, approximately 60% of welfare and pension beneficiaries in the Northern Cape province had kept value on their cards on at least one occasion rather than immediately converting their entire payments to cash. With the subsequent rollout of POS devices at selected merchants in other provinces of South Africa, more beneficiaries have started using their smart cards for transacting with merchants.

             At the same time that we were building the UEPS infrastructure and distributing our smart cards, we were also seeking to expand the range of products and services available to smart card holders. In 2001, we developed a suite of financial services targeted at social welfare beneficiaries, utilizing our issued base of smart cards as a delivery channel. Our black empowerment partners in the various South African provinces market these products, which include micro-loans, insurance and distribution of food parcels, under various brand names—StarChoice in the KwaZulu Natal province and Smart Life in the Northern Cape province. We currently have approximately 102,000 customers in these two provinces, to whom we make loans on which we earn interest and to whom we sell insurance policies on behalf of insurers for which we collect both a commission for the sale of a policy and a fee for the monthly premium deduction. According to research by the FinMark Trust, 29% of all South Africans have a form of burial saving or insurance policy, but the collection of policy premiums remains a problem for insurance companies due to the limited penetration of bank accounts. However, using the UEPS technology allows automatic deduction of premiums from a person’s smart card at pre-designated times. Going forward, we plan to grow and develop this business under different brands by launching new products and by introducing the service to social welfare beneficiaries in the other provinces where we administer social welfare grants and to employees utilizing our wage payment system.

             We have also begun to expand our business into other countries. We are currently at different stages of establishing smart cardholder bases and POS devices infrastructures in Malawi, Mozambique, Zimbabwe, Ghana, Rwanda, Burundi and Latvia.

The Aplitec Transaction

             On June 7, 2004, we acquired the business of Aplitec for a purchase price of approximately $127.53 million. In the transaction, Aplitec’s shareholders had the option of either receiving cash or reinvesting in us. Holders of approximately 99% of Aplitec’s shares elected the reinvestment option. Under the exchange control regulations of the South African Reserve Bank, South African reinvesting shareholders were not permitted to hold our securities directly. Therefore, in order to comply with these regulations, these reinvesting shareholders received, through an interest in a South African trust, securities of New Aplitec, consisting of B class loan accounts and B class preference shares. The A class loan accounts and A class preference shares of New Aplitec are held by Net1. These reinvesting shareholders also obtained the right to receive, for no additional consideration, shares of our special convertible preferred stock which are held by a Cayman Islands trust. We refer to the B class loan accounts, B class preference shares and special convertible preferred stock that we and New Aplitec issued in the transaction as the “linked units.” The special convertible preferred stock is convertible on a one-for-one basis into our common stock upon the occurrence of a trigger event, and linked unit holders are entitled to vote on an as-converted basis. Upon conversion of the special convertible preferred stock into shares of our common stock upon the occurrence of a trigger event, the linked unit holder cedes to Net1 the B class loan accounts and B class preference shares that were part of the linked unit. A trigger event includes any of the following events: (1) giving of a conversion notice by a linked unit holder, (2) the abolition or relaxation of the South African Reserve Bank exchange control regulations, or (3) the liquidation of New Aplitec or Net1.

             In connection with Aplitec transaction, the total number of our outstanding shares of capital stock increased from 15.85 million shares prior to the transaction to 328.2 million after the transaction. Of these 328.2 million shares, we issued 192,967,138 shares of our special convertible preferred stock to the Cayman Islands trust as described above. Our special convertible preferred stock is structured so as to be economically equivalent to common stock and has substantially the same rights as common stock. The rights of our common stock and special convertible preferred stock are described in Note 3 to the condensed consolidated financial statements. During the three and nine months ended March 31, 2005, 5,758,986 and 27,815,588 shares of special convertible preferred stock, respectively, were converted into an equal number of shares of common stock, as a result of requests by linked unit holders to convert their holdings into shares of our common stock. As a result of the conversion, the number of outstanding shares of our common stock increased by 5,758,986 and 27,815,588 during the three and nine months ended March 31, 2005, and the number of outstanding shares of special convertible preferred stock decreased by the same number of shares. During the period from the completion of the Aplitec transaction through March 31, 2005, an aggregate of 27, 815,588 shares of special convertible preferred stock were converted into an equal number of shares of common stock, and the number of outstanding shares of special convertible preferred stock was correspondingly reduced. Our current shareholder base comprises the reinvesting Aplitec shareholders, Net1’s shareholders prior to the Aplitec transaction and shareholders that have purchased shares of common stock from these shareholders in market or private transactions.

             The Aplitec acquisition was funded by a group of private equity funds managed by the Brait Group, Southern Cross Capital Limited and FF&P Asset Management Limited. The Brait Group is an international investment group focused on private equity, alternative funds management, corporate advisory services and proprietary investing. The Brait Group has an established team and a track record that is recognized as a leader in the private equity class in the African region. Southern Cross Capital Limited manages a number of private equity funds that are funded by various Oppenheimer family interests. FF&P Asset Management Limited is a wholly-owned subsidiary of Fleming Family and Partners Limited, an independent privately owned investment house that manages funds and trusts on behalf of its clients. In order to provide us with the cash to purchase the assets of Aplitec through New Aplitec, these private equity funds purchased 105,661,428 shares of our common stock for a purchase price of $52.8 million concurrently with the transaction.

             The following chart presents our organizational structure and business units after giving effect to the Aplitec transaction and all conversions of our special convertible preferred stock into common stock through March 31, 2005:

             Earnings per common share and linked unit for the three and nine months ended March 31, 2005, reflect the full impact of all new common stock and special convertible preferred stock issued in connection with the Aplitec transaction, with 163,050,808 shares of common stock and 165,151,550 shares of special convertible preferred stock, aggregating 328,202,358 shares of all capital stock, used for the calculation of earnings per share for the three and nine months ended March 31, 2005, compared to 192,967,138 shares of common stock used for the calculation of earnings per share for three and nine months ended March 31, 2004.

Description of Our Business and Operating Segments

             We analyze our business and operations in terms of four inter-related but independent operating segments: (1) transaction-based activities, (2) smart card accounts, (3) financial services, and (4) hardware, software and related technology sales. In addition, corporate eliminations is a fifth operating segment which we analyze and which consists of corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations. Prior to the quarter ended March 31, 2005, we included the portion of the fee we earn from provincial governments that relates to the provision of a smart card account to each social welfare recipient in our financial services operating segment. However, we have recently started analyzing separately the revenues generated from providing a smart card account, and therefore, we have expanded our operating segment analysis to include the fee we earn from the provision of the smart card accounts. We have restated our operating segment information for prior periods in order to provide comparability between periods.

Transaction-Based Activities

             The transaction-based activities operating segment consists primarily of our contracts to distribute social welfare payments in South Africa through CPS and its operating subsidiaries. CPS’s operating subsidiaries utilize the UEPS technology to administer and distribute social welfare grants in five of South Africa’s nine provinces. Revenues from transaction-based activities include all fees that we earn from provincial governments and participating retail merchants from recurring UEPS transactions that we process through our back-end system, such as the payment of social welfare grants, debit orders, payment of wages, point of sale spending, distribution of medicine, money transfers and prepayment of utility bills. The expenses associated with transaction-based activities are primarily variable expenses such as security and guarding expenses we incur to help ensure the security of the cash we transport and the safety of our employees who transport the cash, banking fees we incur when we withdraw and redeposit cash, insurance and fixed expenses such as salaries and property rental.

             Historically, a substantial majority of the revenues we derive from transaction-based activities has consisted of the service delivery component of the fee we charge to the provincial governments with whom we contract for the distribution of social welfare grants. As stated above, the portion of the fee that relates to the provision of the smart card account is included in another segment, smart card accounts. However, as the implementation of our POS device infrastructure gathers momentum and the usage of POS devices accelerates, we expect that the transaction fees we receive from our participating merchant base will increase significantly.

             South African social welfare grants consist of eight different grant types, including social security, child support and disability grants. During the quarter ended March 31, 2005, the Northern Cape provincial government extended its contract with us for distribution of social welfare grants in that province. Provincial government contracts are typically awarded for a period of three years, with an option by the provincial government to extend the contract for an additional two years.

             The following table shows the current status of each of our provincial government contracts:

				Number of
	Original	Current		Beneficiaries
	year of	expiration date	Further	Paid by CPS
	contract	(including	Possible	(as of March	Merchant Acquiring
Province	award	extensions)	Extensions	31, 2005)	Rollout Date
KwaZulu Natal	1992	December 2005	1 year	1,431,119	December 2004
Limpopo	1996	November 2006	2 years	859,874	Mid-March 2005
North West	1995	June 2005	Negotiable	272,352	n/a
Northern Cape	1997	December 2006	Negotiable	124,816	July 2004
Eastern Cape	2002	November 2005	2 years	633,207	October 2004
Total				3,321,368

             We believe that we currently have approximately 45% of the market share in South Africa, based on the number of beneficiaries, for the distribution of social welfare grants, including grants distributed by the South African Post Office and the formal banking sector.

             A smart card-based biometric, or fingerprint, identification system is used to verify beneficiaries and effect payments of social welfare grants onto individual smart cards, with each card acting as an account for the beneficiary. The beneficiary then has the choice of either converting the electronic value to cash using automated cash dispensers or effecting electronic payments through the smart card for a range of services such as the purchase of goods, loan repayments and insurance premium payments. The system’s biometric verification and audit capabilities help to reduce the risks of fraud and theft traditionally associated with the use and storage of cash.

             Historically, due to the limited number of services available, almost all of the beneficiaries have downloaded the value of their grant payments onto their smart cards and then immediately withdraw the full amount as cash. Our revenue has therefore been limited to fees we earn on the loading and redemption of value on the cards as well as the registration of beneficiaries rather than the provision of other services. We are, however, aggressively expanding the services available to beneficiaries to include debit orders, point of service spending and money transfers. We believe that by making these services available to beneficiaries, we have the potential to earn additional revenues in the future.

             As of March 31, 2005, we have deployed our UEPS retail application into merchant stores throughout the Northern Cape, Eastern Cape, KwaZulu Natal and Limpopo provinces of South Africa. The system allows all our cardholders to load their social welfare grants or salaries onto their smart cards at any participating merchant. Once their smart cards have been loaded, cardholders have the flexibility to either purchase goods and make cash withdrawals offline.

             We believe that the support from South African merchants has been highly favorable and we have signed contracts with merchants in rural, semi-urban and urban areas, including large chain stores. Potential benefits to merchants from participation in the system include increased sales from a growing smart card client base, reduced banking charges, reduced communications and reconciliation costs and a reduction of the risks associated with fraud and theft.

             Participating merchants can also generate new income streams for themselves by selling a range of financial products that we offer.

Smart Card Accounts

             Our smart card accounts operating segment derives revenue from the provision of smart card accounts to our cardholders, which currently consist of mainly social welfare grant beneficiaries. As described under “Transaction-Based Activities” above, we provide a smart card account to all social welfare beneficiaries to whom we distribute payments. A portion of the fee we earn for the delivery of the service is for the provision of the smart card account and is therefore included in the smart card accounts operating segment. The fixed costs included in this operating segment are primarily computer equipment-related and personnel costs associated with the operation of the smart card accounts.

Financial Services

             Our financial services operating segment derives revenues from providing financial services to cardholders through our smart card delivery channel. These financial services consist primarily of short-term loans and life insurance products. We provide the loans ourselves and generate revenue from the interest earned on these loans. We sell life insurance products on behalf of registered underwriters and earn revenue through the commissions we receive on the sale of policies. The fees we earn for the collection of insurance policy premiums through our debit order system is included in the transaction-based activities operating segment. We plan to grow and develop this business by launching new products into the provinces in which we administer social welfare grants. The fixed expenses associated with the financial services operating segment consist primarily of costs of administrative personnel and depreciation of computer equipment

             We also operate a traditional micro-lending business with more than 100 branches located throughout South Africa. These branches extend short-term loans for periods ranging from 30 days up to 3 months, with the majority of loans being 30-day loans. The fixed costs associated with the provision of these accounts are primarily the leasing of office premises and salaries associated with the provision of micro-lending loans.

Hardware, Software and Related Technology Sales

             We have developed a range of technological competencies to service our own internal needs and to provide links with our client enterprises. We derive revenues from the hardware, software and related technology sales operating segment by providing to customers the hardware and software required to implement our system. Typical components for a system installation are:

•	hardware for the back-end switching and settlement system;
•	customization of the UEPS software to suit local conditions, including UEPS management system, automated teller machine, or ATM, integration and POS device integration;
•	customization of an applications suite to client’s specific requirements, such as banking, retail or wage payments;
•	ongoing software and hardware support/maintenance; and
•	license fees.

             One of our largest customers in this segment is Nedbank Limited, one of South Africa’s largest banks by asset size. We have an arrangement with Nedbank relating to the outsourcing of its entire POS device management system, Stratus front-end switching modules, software development, smart cards and POS device maintenance. We also supply hardware to Nedbank in the form of POS devices and card readers.

Current Trends Affecting Our Business

             Government decision making

             We currently derive a significant portion of our revenues from our contracts with various South African provincial governments. The national South African government recently created the South African Social Security Agency that will, among other things, oversee the administration and distribution of social welfare grants at the national level. We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. During this transition period, our existing provincial government contracts will continue to be governed by their terms.

             When a provincial government contract expires, whether at its originally scheduled expiration date or at the end of any applicable extension period, we must successfully re-tender in order to retain the contractual relationship. To date, we have successfully renewed every provincial government contract which we have been awarded. In addition, there have been occasions when a contract has not been formally renewed prior to its originally scheduled expiration date or expiration of the extension period, but in each of these cases, we and the provincial government have continued to operate under the terms of the expired contract until execution of a new contract.

             Rate of adoption by system participants

             An important factor in the growth of our business is the rate at which system participants use our system to effect transactions with our smart cards, which in turn depends on our success in placing POS devices at the locations of retailers where our cardholders can load and spend their social welfare grants or salaries and the rate at which smart card holders effect transactions through those POS devices. We believe that increased use of our system by participants will result in a significant improvement in the lifestyle of our cardholders and at the same time will reduce our costs of delivering social welfare grants in cash to beneficiaries. Beginning in July 2004, we began the rollout of our merchant acquiring system and as of March 31, 2005, we had begun enrolling participating retailers in the Northern Cape, Eastern Cape, KwaZulu Natal and Limpopo provinces. In each case, we conducted this rollout in consultation with the provincial governments and community participants to ensure a smooth and efficient implementation. We measure our success in achieving increased participant use of our system by tracking the number of new POS devices installed, the number of new participating retailer locations and the total value of transactions processed through these POS devices. During the first quarter of 2005, we enrolled 265 retail merchants and installed 340 POS devices at their locations. During the second quarter of 2005, we enrolled 435 retail merchants and installed 926 POS devices at their locations. In the third quarter of 2005, we enrolled 741 retail merchants and installed 1,140 POS devices at their locations.

             The following chart shows the growth of the number of transactions processed through our installed base of POS devices since we began implementation of our merchant acquiring system in July 2004:

Implementation of new UEPS systems

             The implementation of new UEPS systems, particularly in developing economies outside our current markets, is a vital component of our future growth. We are currently exploring a number of opportunities to implement UEPS systems and to participate as minority investors in these projects. The success of these endeavors are, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation.

Cost of Goods Sold, IT Processing, Servicing and Support

             Cost of goods sold, IT processing, servicing and support includes all costs we incur to provide our systems. The most significant elements of these costs include (1) security and guarding expenses which we incur to help ensure the security of the cash we transport and the safety of our employees who transport the cash, (2) banking expenses we incur when we withdraw and redeposit cash, (3) transportation expenses we incur, including fuel, maintenance and insurance for the automotive vehicles that travel throughout the provinces to distribute social welfare payments, (4) personnel expenses other than for our executive and administration employees, (5) rental and utilities for the facilities we operate and (6) inventory expenses, which consist primarily of spare parts to perform hardware repairs.

General and Administration

             General and administration expenses consist primarily of (1) personnel expenses for our executive and administration employees, (2) costs associated with our head office facility, (3) professional fees, such as audit, legal, advisory and tax and (4) marketing and travel expenses.

Depreciation and Amortization

             Depreciation and amortization consists of depreciation of property, plant and equipment and amortization of intangible assets.

Reorganization Charges

             These expenses consist primarily of fees we incurred in connection with the Aplitec transaction, including financial advisory fees, legal and accounting fees, printing expenses and filing fees.

Interest Income

             Interest income consists of interest we receive on surplus cash in our bank accounts, net of the interest we pay on short-term borrowings. Interest income we earn from our business of providing short-term loans is included in revenue and is not included in interest income.

Income Taxes

             We account for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events we recognize in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The tax rate in South Africa varies depending on whether income is distributed. The income tax rate is currently 30%, but upon distribution an additional tax of 12.5% is due based on the amount of dividends declared, net of dividends received during a dividend cycle. In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African-domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As at March 31, 2005, the change in the rate had not been promulgated by parliament in South Africa and thus is not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. It is difficult to predict the ratification date of the change in tax rate, however, after enactment the distributed tax rate would decrease from the current 37.78% to 36.89% . We have not completed our analysis to determine the effect of the change in tax rate on our tax expense.

Earnings from Equity-Accounted Investment

             We use the equity method to account for investments in a company when we have a significant influence, but not control, over the operations of the investee company. Under the equity method, we initially record the investment at cost on our balance sheet. We reflect in our statements of operations our proportionate share of the investee company’s net income or loss and we adjust the carrying value of the investment to reflect this net income or loss. Currently, our sole equity-accounted investment is our 43% interest in Permit Group 2 (Proprietary) Limited, which in turn owns 95% of the common stock of New Era Life Insurance Company, a provider of various insurance products to the South African market.

Results of Operations

Three and Nine Months Ended March 31, 2005 Compared to Three and Nine Months Ended March 31, 2004

Summary

             There are three factors which significantly impacted our results of operations during the periods presented:

•	fluctuations in the exchange rate between the South African rand, or ZAR, which is our functional currency, and the U.S. dollar, which is our reporting currency;
•	commencement during the first quarter of the Nedbank project to deliver POS devices and the conclusion of the project in during the third quarter; and
•	higher volumes in transaction-based activities and financial services.

             In addition, our earnings per share of common stock and linked unit for each period reflect the full impact of all new shares of common and special convertible preferred stock issued in connection with the Aplitec transaction. The calculation of earnings per share for the three and nine months ended March 31, 2005 is based on 328,202,358 shares outstanding, which as at March 31, 2005, comprised 163,050,808 shares of common stock and 165,151,550 shares of special convertible preferred stock, compared to 192,967,138 shares of common stock used for the calculation of earnings per share for the three and nine months ended March 31, 2004. We discuss under the non-GAAP measures heading below how our earnings per share for the three and nine months ended March 31, 2005 and 2004, would have been affected if all 328,202,358 shares had been outstanding on July 1, 2003.

Currency exchange rate information

             Exchange rates for and at the end of the periods presented, as well as at June 30, 2004, were as follows:

Actual exchange rates

	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2005	2004	2005	2004	2004
ZAR : $ average exchange rate	6.0134	6.7860	6.1546	6.9971	6.9001
Highest ZAR : $ rate during period	6.3770	7.3700	6.7635	7.8030	7.8030
Lowest ZAR : $ rate during period	5.5720	6.1625	5.5350	6.0576	6.0576
Rate at end of period	6.3099	6.3525	6.3099	6.3525	6.2750

US $: ZAR Exchange Rates

Translation exchange rates

             We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2005 and 2004 vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Income and expense items: $1 = ZAR	6.0116	6.7865	6.1433	6.9734

	March 31, 2005	June 30, 2004	March 31, 2005	June 30, 2004
Balance sheet items: $1 = ZAR	6.3099	6.2750	6.3099	6.2750

Result of operations

             The discussion under result of operations is based on the amounts which were prepared in accordance with SA GAAP. Revenue, interest expense, net, depreciation and amortization, operating income, taxation and net income after taxation presented in the table below agree to the amounts in the table included in note 6 to the condensed consolidated financial statements,

             The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in South African rands.

	In United States Dollars
	Three months ended March 31,			Nine months ended March 31,
	2005	2004	$ %	2005	2004	$ %
	$ '000	$ '000	change	$ '000	$ '000	change
Revenue	45,667	36,144	26%	134,885	91,333	48%
Cost of goods sold, IT processing, servicing and support	12,434	10,389	20%	41,269	28,439	45%
General and administration	11,038	8,619	28%	31,560	28,036	13%
Depreciation and amortization	1,651	1,377	20%	5,003	4,058	23%
Reorganization charges	-	3,291		-	3,537
Operating income	20,544	12,468	65%	57,053	27,263	109%
Interest income, net	294	903	(67%)	1,497	2,464	(39%)
Income before income taxes	20,838	13,371	56%	58,550	29,727	97%
Income tax expense	6,887	5,163	33%	17,992	11,150	61%
Net income after tax	13,951	8,208	70%	40,558	18,577	118%

	In South African Rand
	Three months ended March 31,			Nine months ended March 31,
	2005	2004	ZAR	2005	2004	ZAR
	ZAR	ZAR	%	ZAR	ZAR	%
	'000	'000	change	'000	'000	change
Revenue	274,513	245,276	12%	830,391	635,992	31%
Cost of goods sold, IT processing, servicing and support	74,648	68,628	9%	254,499	197,803	29%
General and administration	66,427	58,104	14%	194,017	195,689	(1%)
Depreciation and amortization	9,928	11,596	(14%)	30,843	28,717	7%
Reorganization charges	-	22,334		-	24,000
Operating income	123,510	84,614	46%	351,032	189,783	85%
Interest income, net	1,771	4,594	(61%)	9,286	15,754	(41%)
Income before income taxes	125,281	89,208	40%	360,318	205,537	75%
Income tax expense	41,413	31,987	29%	111,172	74,727	49%
Net income after tax	83,868	57,221	47%	249,146	130,810	90%

             In ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the nine months ended March 31, 2005 are primarily due to the delivery of POS devices to Nedbank and the higher volumes in our transaction-based activities and financial services operating segments. The Nedbank project was completed during the first month of Q3, resulting in a lower growth rate for the three month period ended March 31, 2005 when compared with the year to date period. The increase in general and administration expense during the three months ended March 31, 2005 is the result of a higher headcount at the head-office, specifically in the group accounting and compliance divisions, as well as expenditure incurred on our Sarbanes -Oxley section 404 compliance project. Depreciation and amortization has decreased for the three months ended March 31, 2005 as plant and equipment reach the end of their depreciable useful lives on some our older contracts. The increase in depreciation and amortization for the nine months to March 31, 2005 is due, in part, to the inclusion of the Net1 intangibles. The reorganization charges in the three and nine months ended March 31, 2004 relate to the Aplitec transaction.

             The increase in operating income margin to 45% and 42% for the three and nine months ended March 31, 2005, respectively, from 34% and 30% for the three months and nine months ended March 2004, respectively, was primarily due to improved efficiencies across all activities, performance of the Nedbank contract mentioned above and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province. We anticipate that as we continue to enroll participating retailers in our system, we will experience increased utilization of the installed base of our POS devices, which should result in further improvements in our operating income margins.

             The movements in interest income, net and taxation are discussed below under the headings Interest Received and Finance Costs and Taxation.

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

	In United States Dollars
	Three months ended March 31,				Nine months ended March 31,
	2005	% of	2004	% of	2005	% of	2004	% of
Operating Segment	$ '000	total	$ '000	total	$ '000	total	$ '000	total
Consolidated revenue:
Transaction-based activities	26,679	58%	23,353	65%	77,538	57%	59,875	66%
Smart card accounts	9,157	20%	7,045	19%	26,362	20%	15,762	17%
Financial services	5,324	12%	4,381	12%	15,642	12%	12,384	14%
Hardware, software and related
technology sales	4,507	10%	1,365	4%	15,343	11%	3,312	3%
Total consolidated revenue	45,667	100%	36,144	100%	134,885	100%	91,333	100%
Consolidated operating income (loss):
Transaction-based activities	11,651	57%	7,566	61%	31,629	55%	18,626	68%
Smart card accounts	4,162	20%	3,203	26%	11,983	21%	7,165	26%
Financial services	2,837	14%	1,833	15%	7,579	13%	5,150	19%
Hardware, software and related
technology sales	1,766	9%	(949)	(8%)	6,036	11%	(236)	(1%)
Corporate/ Eliminations	128	0%	815	6%	(174)	0%	(3,442)	(12%)
Total consolidated operating income	20,544	100%	12,468	100%	57,053	100%	27,263	100%

	In South African Rand
	Three months ended March 31,				Nine months ended March 31,
	2005		2004		2005		2004
Operating Segment	ZAR	% of	ZAR	% of	ZAR	% of	ZAR	% of
	'000	total	'000	total	'000	total	'000	total
Consolidated revenue:
Transaction-based activities	160,373	58%	158,475	65%	477,346	57%	416,937	66%
Smart card accounts	55,044	20%	47,808	19%	162,292	20%	109,755	17%
Financial services	32,004	12%	29,730	12%	96,297	12%	86,238	14%
Hardware, software and related
technology sales	27,092	10%	9,263	4%	94,456	11%	23,062	3%
Total consolidated revenue	274,513	100%	245,276	100%	830,391	100%	635,992	100%
Consolidated operating income (loss):
Transaction-based activities	70,045	57%	51,346	61%	194,605	55%	129,661	68%
Smart card accounts	25,022	20%	21,737	26%	73,728	21%	49,878	26%
Financial services	17,056	14%	12,440	15%	46,632	13%	35,847	19%
Hardware, software and related
technology sales	10,617	9%	(6,440)	(8%)	37,138	11%	(1,643)	(1%)
Corporate/ Eliminations	770	0%	5,531	6%	(1,071)	0%	(23,960)	(12%)
Total consolidated operating income	123,510	100%	84,614	100%	351,032	100%	189,783	100%

Transaction-based activities

             In U.S. dollars, revenues increased by 14% and 30%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004. Operating income increased by 54% and 70%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004.

             In ZAR, revenues increased by 1% and 14%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004. Operating income increased by 36% and 50%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004.

             These increases in revenues and operating income were due primarily to the rollout of our merchant acquiring system which began in July 2004, implementation of transacting ability at participating retailers’ POS devices, full operation of the Eastern Cape provincial contract, higher volumes from our other provincial contracts and annual increases in the amounts we charge under our provincial contracts. We discuss these factors in more detail below.

             • Rollout of our merchant acquiring system: During July 2004, we began a major drive to install POS devices in rural areas, where the majority of our cardholders spend their social welfare grants. The ability of our cardholders to load their grants at these retailers and to spend these amounts on goods and services, without the need to convert the full amount to cash, represents the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices will result in a significant improvement in the lifestyle of our cardholders, while reducing our costs to deliver social welfare grants in cash to these individuals. The number of POS devices installed, the number of new UEPS participating retail locations and the total value of transactions processed through these terminals is summarized in the table below:

	Three months ended			Total Year
				to Date
			Mar. 2005
			(includes	(includes
		Dec. 2004	Northern	Northern
		(includes	Cape,	Cape,
	Sept. 2004	Northern	Eastern	Eastern
	(includes	Cape and	Cape and	Cape and
	Northern	Eastern	KwaZulu	KwaZulu
	Cape)	Cape	Natal)	Natal)
POS devices installed	340	926	1,140	2,406

Number of new UEPS participating retail locations	265	435	741	1,441

Value of transactions processed through POS devices
(in $ ’000)	3,563	10,596	45,529	59,688

Value of transactions processed through POS devices
(in ZAR ’000)	22,711	64,518	273,800	361,029

             • Full operation of Eastern Cape contract: During the first two quarters of fiscal 2004, the implementation of our social welfare grant payment system in the Eastern Cape Province was not fully operational. We processed 1,884,626 and 5,480,916 transactions during the three and nine months ended March 31, 2005, respectively, compared with 1,471,368 and 3,889,783 transactions during the three and nine months ended March 31, 2004, respectively.

             • Higher volumes from our other provincial contracts: We have experienced growth in most of the other provinces where we administer payments of social welfare grants. This growth has been mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants, and a significant increase in the number of disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended March 31, 2005 increased by 15.19% to 10,013,267 from the comparable period during 2004 and the volume of payments processed during the nine months ended March 31, 2005 increased 20.94% to 29,435,978 from the comparable period during 2004.

             • Annual price increase adjustments: Under our Service Level Agreements with provincial governments, we are entitled to annual price increases based upon factors such as average grant size, volumes and the South African Consumer Price Index, or “CPI” rates.

             The higher volumes in existing contracts, as well as any price increases are detailed below:

Three months ended March 31,
			Average price per beneficiary payment
	Number of Payments		2005	2004	2005	2004
Province	2005	2004	$ (1)	$ (2)	ZAR (1)	ZAR (2)
KwaZulu-Natal	4,283,526	3,611,825	3.13	2.67	18.83	18.13
Limpopo	2,693,793	2,467,503	2.40	2.13	14.45	14.45
North West	789,504	789,400	3.00	2.37	18.06	16.09
Northern Cape	361,818	352,489	3.49	3.09	20.97	20.97
Eastern Cape	1,884,626	1,471,368	2.31	2.05	13.91	13.91
Total	10,013,267	8,692,585

(1)	The average price per payment excludes $ 0.91 (ZAR 5.50) related to the provision of smart card accounts.
(2)	The average price per payment excludes $ 0.81 (ZAR 5.50) related to the provision of smart card accounts.

Nine months ended March 31,
			Average price per beneficiary payment
	Number of Payments		2005	2004	2005	2004
Province	2005	2004	$ (1)	$ (2)	ZAR (1)	ZAR (2)
KwaZulu-Natal	12,494,917	10,194,132	3.30	2.55	20.27	17.76
Limpopo	8,012,425	6,893,862	2.30	1.94	14.14	13.50
North West	2,366,301	2,332,115	2.92	2.31	17.93	16.10
Northern Cape	1,081,419	1,029,949	3.41	3.01	20.97	20.97
Eastern Cape	5,480,916	3,889,783	2.26	2.00	13.91	13.91
Total	29,435,978	24,339,841

(1)	The average price per payment excludes $ 0.90 (ZAR 5.50) related to the provision of smart card accounts.
(2)	The average price per payment excludes $ 0.79 (ZAR 5.50) related to the provision of smart card accounts.

             Operating income margin for the three and nine months ended March 31,2005 increased to 44% and 41%, respectively, from 32% and 31% for the three and nine months ended March 31, 2004, respectively. These profit margin improvements are mainly due to:

•	the increased volumes and the higher average price per payment as detailed in the table above;

•
the reduced losses on the Eastern Cape contract, where we incurred significant expenses during the first half of fiscal 2004 in connection with the process of optimizing the logistics of the Eastern Cape implementation, such as the number of vehicles, number of payment points and number of beneficiaries at each payment point;

•	the conversion of our operations in the Limpopo province during November 2003 to February 2004 to a full smart card-based payment system; and

•	the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

Smart card accounts

             In U.S. dollars, revenues and operating income each increased by 30% and 67%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004.

             In ZAR, revenues and operating income each increased by 15% and 48%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004.

             Operating income margin from providing smart card accounts was fairly constant at 45% for the each of the three and nine months ended March 31, 2005 and 2004.

             Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,321,368 smart card-based accounts were active at March 31, 2005, compared to 2,949,976 active accounts as at March 31, 2004. The significant increase in the number of active accounts is primarily due to the conversion to a full smart card-based payment system of the beneficiaries we service in the Limpopo province. A total of 859,874 accounts were active in this province at March 31, 2005.

Financial services

             In U.S. dollars, revenues increased by 22% and 26%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004. Operating income increased by 55% and 47%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods on 2004.

             In ZAR, revenues increased by 8% and 12%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004. Operating income increased by 37% and 30%, respectively, for the three and nine months ended March 31, 2005, from the comparable periods on 2004.

             Revenues from UEPS-based lending improved as a result of growth in our loan portfolio as we expanded the areas where this service is offered. By contrast, the loan portfolio of the traditional micro-lending businesses remained static as a result of our strategic decision not to aggressively grow this business. The key indicators of these businesses are illustrated below:

	At March	At March		At March	At March
	31,	31,		31,	31,
	2005	2004		2005	2004
			$ %			ZAR %
	$ '000	$ '000	change	ZAR '000	ZAR '000	Change

Finance loans receivable:
Traditional micro-lending –
gross	11,143	12,043	(7%)	70,313	76,502	(8%)

Provisions	(7,059)	(8,052)	(12%)	(44,541)	(51,148)	(13%)
Finance loans receivable:
Traditional microlending – net
of provisions	4,084	3,991	2%	25,772	25,354	2%

Finance loans receivable:
UEPS-based lending –net and
gross (i.e., no provisions)	4,746	4,550	4%	29,944	28,906	4%

	8,830	8,541		55,716	54,260

             Operating income margin for the financial services segment increased to 53% and 48% for the three and nine months ended March 31, 2005 from 42% for each of the three and nine months ended March 31, 2004, primarily due to the change in the composition of the lending portfolio from the lower margin and higher risk traditional micro-lending to the higher margin and lower risk UEPS-based lending. The provision of UEPS-based lending is volume driven and profitability improves as volumes increase, as most costs are fixed. During fiscal 2005, we have substantially reduced the staff cost associated with UEPS-based lending, as the fixed-term contracts of staff members who assisted in the establishment of this initiative expired. The change in the contribution to segment revenue and the change in the operating income margin of UEPS-based lending and traditional micro-lending for the three and nine months ended March 31, 2005 and 2004 are illustrated in the table below:

	Three months ended March 31,				Nine months ended March 31,
	2005		2004		2005		2004
	% of	Profit	% of	Profit	% of	Profit	% of	Profit
	total	margin	total	margin	total	margin	total	margin
	revenue	%	revenue	%	revenue	%	revenue	%
UEPS-based lending	47%	88%	43%	68%	48%	76%	18%	66%
Traditional micro-lending	53%	24%	57%	23%	52%	22%	82%	26%
	100%		100%		100%		100%

Hardware, software and related technology sales

             In U.S. dollars, revenues increased by $ 3.1 million and $ 12 million, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004. Operating income increased by $ 2.7 million and $ 6.3 million, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004.

             In ZAR, revenues increased by ZAR 17.8 million and ZAR 71.4 million, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004. Operating income increased by ZAR 17.1 million and ZAR 38.8 million, respectively, for the three and nine months ended March 31, 2005, from the comparable periods in 2004.

             These increases were due primarily to revenues earned from commencement of our contract to supply Nedbank with 18,500 POS devices, 5,600 pin-pads and 66,000 merchant smart cards. Total revenues from this contract were $ 2.7 million and $ 10.4 million for the three and nine months ended March 31, 2005, respectively (approximately ZAR 16.5 million and ZAR 63.6 million). As anticipated, we completed this project during the third quarter of fiscal 2005. Hardware sales of this nature are infrequent and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future.

Corporate/ Eliminations

             In U.S. dollars, operating income decreased by 84% for the three months ended March 31, 2005 and operating loss decreased by 95% for nine months ended March 31, 2005, from the comparable periods in 2004.

             In ZAR, operating income decreased by 86% for the three months ended March 31, 2005 and operating loss decreased 96% for the nine months ended March 31, 2005, from the comparable periods in 2004.

             Changes in operating incomes resulted primarily from higher staff and audit costs. In addition, Net1’s operating losses are not included in the comparative information. Operating income for the nine months ended March 31, 2005, include a gain of $2 million (ZAR 12.8 million) relating to the closure of the insurance captive in the first quarter of 2005 and the earnings from the equity accounted investment. Operating income for the nine months ended March 31, 2004 includes the $ 0.7 million (ZAR 5 million) reorganization charge related to the Aplitec transaction.

Interest Received and Finance Costs

             Interest received consists of interest received on surplus cash, while finance costs consists of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $ 40 million (ZAR 250 million) for the KwaZulu-Natal contract and $ 35 million (ZAR 220 million) for the Eastern Cape contract. The funding requirements are at peak levels for the first two weeks of every month during the year. The pre-funding requirement for the KwaZulu-Natal and Eastern Cape contracts has increased and resulted in higher finance costs. However, these increased expenses were partially offset by the decrease in the South African prime overdraft rate from an average of 12% per annum during the three months ended March 31, 2004 to 11% per annum during the three months ended March 31, 2005. Thus, finance costs for the three months ended March 31, 2005 have increased from $ 3 million (ZAR 20.4 million) to $ 3.5 million (ZAR 21 million). Finance costs for the nine months ended March 31, 2005 have increased from $ 8.5 million (ZAR 59.3 million) to $ 10.1 million (ZAR 62 million).

             Interest on surplus cash decreased from $ 3.7 million (ZAR 25.1 million) for the three months ended March 31, 2004 to $ 3.8 million (ZAR 22.8 million) for the three months ended March 31, 2005, primarily due to the decrease in the prime overdraft rate mentioned above. Interest on surplus cash for the nine months ended March 31, 2005 decreased to $ 11.5 million (ZAR 70.6 million) from $ 10.8 million (ZAR 75.3 million) for the comparable period during the prior year due to the lower prime overdraft rate during the period ended March 2005.

Taxation

             Total tax expense for the three and nine months ended March 31, 2005 was $8.6 million (ZAR 51.7 million) and $ 22.5 million (ZAR 138.4 million), respectively, compared with $6.4 million (ZAR 43.4 million) and $13.9 million (ZAR 96.9 million), respectively, during the same periods in the prior year. The increase was due to our increased profitability in all segments. In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As at March 31, 2005 the change in the rate had not been promulgated by parliament in South Africa and thus is not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. It is difficult to predict the ratification date of the change in tax rate, however, after enactment the distributed tax rate would decrease from the current 37.78% to 36.89% . We have not completed our analysis to determine the effect of the change in tax rate on our tax expense charge.

Use of Non-GAAP Measures

             Our results of operations for the periods presented were significantly affected by the issuance of shares of common stock and linked units in connection with the Aplitec transaction. In the table below, we have restated our as reported basic earnings per share of common stock and linked unit using an aggregate of 328.2 million shares outstanding upon completion of the Aplitec transaction as if such issuance had occurred on July 1, 2003. The actual number of outstanding shares of common stock issued at March 31, 2004, was 193 million. We have presented the non-GAAP per share and linked unit data because our management believes that this information will assist investors in comparing our financial performance between the periods presented.

	Three months ended
	March 31,
	2005	2004
	(In U.S. cents)
Earnings per share
Basic earnings per common share and linked unit
- using shares in issue for period (as reported)	3.64	3.90
- using shares issued as at March 31, 2005 (non-GAAP measure)	3.64	2.29

	Nine months ended
	March 31,
	2005	2004
	(In U.S. cents)
Earnings per share
Basic earnings per common share and linked unit
- using shares in issue for period (as reported)	10.49	9.61
- using shares issued as at March 31, 2005 (non-GAAP measure)	10.49	5.65

Liquidity and Capital Resources

             Our business has historically been highly cash generative and we maintain large cash reserves ($92.7 million at March 31, 2005). Cash on hand decreased from $ 93.1 million at March 31, 2004 to $ 92.7 million at March 31, 2005 as a result of a late payment by the Eastern Cape provincial government. All cash balances as at March 31, 2004 were ZAR denominated, whereas the cash balances as at March 31, 2005 comprised of ZAR-denominated balances of ZAR 510 million ($ 81 million), U.S. dollar-denominated balances of $ 12 million and euro-denominated balances of € 0.014 million ($ 0.018 million).

             Surplus cash held by the South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by non-South African companies is invested in the United States and European money markets.

             We finance all operations, research and development, working capital, capital expenditure and acquisitions through our internally generated cash. We have no long-term indebtedness. We maintain various overdraft facilities including a $ 79.2 million (ZAR 500 million) revolving credit facility. From time to time, we borrow under these facilities on a short-term basis when our pre-funding requirements exceed the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities

•	cost of capital;
•	cost of financing;
•	opportunity cost of utilizing surplus cash; and
•	availability of tax efficient structures to moderate financing costs.

             The significant increase in social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces may require external financing in the medium to long-term for the pre-funding of these grants payments. We believe that our cash reserves, and availability under our current overdraft facility and revolving credit facility will be sufficient to fund our activities and expansion plans for the foreseeable future.

Cash flows from operating activities

             Cash outflows from operating activities for the three months ended March 31, 2005 totaled $ 2.1 million (ZAR 12.6 million), compared to cash inflows of $ 16.7 million (ZAR 113.3 million) provided for the three months ended March 31, 2004. The decrease was due primarily to the late payment of pre-funding monies by the Eastern Cape government. We received the outstanding amounts (approximately $ 15.9 million (ZAR 100 million)) in full within the first 10 working days of April 2005. We paid no taxes during the third quarter of 2005.

             Cash inflows from operating activities for the nine months ended March 31, 2005 totaled $ 15.6 million (ZAR 96 million) compared to $ 35.4 million (ZAR 247.3 million) for the nine months ended March 31, 2004. The decrease was due primarily to the late payment mentioned above and to the taxes we paid on higher profits and as a result of the reorganization. See the table below for a summary of all taxes paid. In addition, cash received from customers and cash paid to suppliers and employees was higher in the nine months ended March 31, 2005 than during the comparable period during 2004 due to the sales to Nedbank and the increased levels of business activity in all of our operating segments.

             Taxes paid during the three and nine months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,				Nine months ended March 31,

			2005	2004			2005	2004
	2005	2004	ZAR	ZAR	2005	2004	ZAR	ZAR
	$ '000	$ '000	'000	'000	$ '000	$ '000	'000	'000

First provisional payments	-	-	-	-	10,770	4,079	61,931	28,966
Second provisional payments	-	-	-	-	1,885	3,057	11,566	21,708
Third provisional payments	-	3,490	-	23,685	10,871	3,490	61,690	23,685
Taxes arising from reorganization	-	-	-	-	8,458	-	51,706	-
Total tax paid	-	3,490	-	23,685	31,984	10,626	186,893	74,359

Cash flows from investing activities

             Cash used in investing activities during the three months ended March 31, 2005, consisted mainly of capital expenditure of $ 1.3 million (ZAR 7.6 million), of which $ 0.5 million (ZAR 2.9 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. Capital expenditures during the three months ended March 31, 2004, were not significant and were mainly incurred to continue providing the administration and distribution of welfare grants.

             Cash used in investing activities for the nine months ended March 31, 2005, included capital expenditure of $ 3 million (ZAR 18.4 million), of which $ 0.4 million (ZAR 2.8 million) related to the purchase of an additional transaction processing computer at head-office and $1.1 million (ZAR 5.7 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. Cash used in investing activities for the nine months ended March 31, 2004, included one-time costs we incurred to support the administration and distribution of welfare grants in the Eastern Cape province.

Cash flows from financing activities

             The dividend declared by Aplitec for fiscal year end June 30, 2003 was paid in the three months ended September 30, 2003.

Off-balance Sheet Arrangements

             We have no off-balance sheet arrangements.

Capital Expenditures

             Capital expenditures for the three and nine months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,				Nine months ended March 31,
			2005	2004			2005	2004
	2005	2004	ZAR	ZAR	2005	2004	ZAR	ZAR
Operating Segment	$ '000	$ '000	'000	'000	$ '000	$ '000	'000	'000

Transaction-based activities	961	332	5,790	2,082	2,313	2,077	14,352	14,519
Smart card accounts	-	-	-	-	-	-	-	-
Financial services	299	41	1,800	279	669	111	4,118	775
Hardware, software and related technology	-	14	-	96	-	15	-	100
sales
Corporate / Eliminations	-	67	-	457	-	189	-	1,317
Consolidated total	1,260	454	7,590	2,914	2,982	2,392	18,470	16,711

             We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increase to the point where the maximum capacity of the original infrastructure is exceeded.

             As mentioned above, our capital expenditures for the nine months ended March 31, 2005 related mainly to the acquisition of a new transaction processing computer at head-office and the acquisition of POS and pin-pad devices that we lease to participating retailers. Our capital expenditure for the nine months ended March 31, 2004 was mainly due to expansion in all provinces, as we experienced significant growth in the number of customers we had to service.

             Our other business activities require relatively little capital investment.

             All our capital expenditures for the past three fiscal years were funded through internally generated funds.

             We anticipate that capital spending for the fourth quarter of fiscal 2005 will relate primarily to the equipment required to service the increased number of beneficiaries in all provinces and the purchase of additional POS and pin-pad devices to be leased to participating retailers. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

             We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Payments due by Period, as of March 31, 2005 (in $ '000s)
	Due	Due	Due	Due	Due	More
	within 1	within 2	within 3	within 4	within 5	than 5
	year	years	years	years	years	years	Total
Contractual obligations	-	-	-	-	-	-	-
Long term debt obligations	-	-	-	-	-	-	-
Long-term payables	-	-	-	-	-	-	-
Capital lease obligations	-	-	-	-	-	-	-
Operating lease obligations	1,642	1,026	809	486	48	4	4,015
Purchase obligations	98	-	-	-	-	-	98

             We had no outstanding capital commitments as of March 31, 2005. Other than as shown in the table above, we have no other purchase commitments, obligations or specific capital commitments for the next three years.

Dividends

             Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. New Aplitec’s future dividend policy also has to comply with the restrictions place by the South African Reserve Bank as a condition of its approval of the Aplitec transaction. These restrictions will apply until such time as all of our special convertible preferred stock has been converted into common stock. These restrictions provide that dividends may be declared by the New Aplitec board of directors only if (i) declaration of the dividend is approved by a majority of the holders of New Aplitec B class preference shares, (ii) all loan accounts have been paid by New Aplitec and (iii) the dividend does not exceed 50% of New Aplitec’s annual earnings. In addition, under South African law, New Aplitec will only be entitled to pay a dividend if it meets the solvency and liquidity tests set out in the South African Companies Act. However, because the New Aplitec board will be appointed by Net1, Net1 will ultimately determine whether any dividends are declared by New Aplitec, subject to the above conditions. Any dividends declared by New Aplitec will be distributed to the holders of A class and B class preference shareholders pro rata in accordance with their respective ownership interests in New Aplitec.

             Aplitec’s dividend policy in the nine months ended March 31, 2004 and prior fiscal periods was to declare regular annual dividend payments of between 25% to 33% of earnings for such periods. There were no dividends declared in the nine month period ended March 31, 2005. Dividends declared for the year ended June 30, 2003 were paid in the first quarter of fiscal 2004.

Acquisitions and Dispositions

             There were no acquisitions or dispositions in the nine months ended March 31, 2005 and 2004.

Equity-accounted investment

             We have a 43% interest in Permit Group 2 (Proprietary) Limited (“Permit”), an equity accounted investment. Permit owns 95% of the common stock of New Era Life Insurance Company (“New Era”), a provider of various insurance products to the South African market.

             For the three and nine months ending March 31, 2005, earnings from our equity accounted investment totaled $ 0.2 million and $ 0.5 million (ZAR 0.9 and ZAR 3 million), respectively. Future earnings from our equity accounted investment are expected to be comparable with the current quarter’s earnings.

Employee Benefits

             We do not provide retirement benefits to any of our employees. We provide our employees with a choice of two health care service providers of which we pay the monthly contribution. We do not provide any post-retirement health benefits.

Insurance

             We annually assess our risk exposure. During the nine months ended March 31, 2005 and 2004, we believe that all risks were adequately covered by third party insurers, except where we considered the cost of insurance coverage to be excessive in relation to the probability and extent of loss. This is true with respect to insurance for our cash and cash-in-transit risks, which has become virtually impossible to procure from local and international underwriters.

             The main categories of our insurance are:

•	loss of/damage to vehicles, electronic equipment and other assets;
•	business interruption;
•	motor vehicle third party claims;
•	group personal accident; and
•	employment practices liability.

Critical Accounting Policies

             Our annual financial statements have been prepared in accordance with United States GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques.

             Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that should be read in conjunction with our 2004 consolidated financial statements on Form 10-K.

•	Deferred taxation
•	Accounts receivable and provision for doubtful debts
•	Research and development

Recent Accounting Pronouncements

             On March 3, 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities. The FSP requires a reporting enterprise to consider whether it holds an implicit variable interest in the variable interest entity (“VIE”) or potential VIE. The determination of whether an implicit variable interest exists involves determining whether an enterprise may be indirectly absorbing or receiving the variability of the entity. The FSP is effective in the first reporting period beginning after March 3, 2005. Adoption of the FSP has not had an impact on our overall results of operations or financial position.

             In December 2004, the FASB issued FASB Statement No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of the statement shall be applied prospectively. The amendments made by the statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. We do not believe that adoption of the statement will have an impact on our overall results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             We seek to reduce our exposure to currencies other than the South African rand through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, we use financial instruments in order to economically hedge our exposure to exchange rate and interest rate fluctuations arising from our operations. We are also exposed to credit risks.

Currency Exchange Risk

             We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts in order to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of March 31, 2005 and 2004, the outstanding foreign exchange contracts are as follows:

As of March 31, 2005

Notional amount	Strike price	Maturity

USD 98,000	ZAR 6.0542	September 30, 2005

As of March 31, 2004

Notional amount	Strike price	Maturity

USD 24,000	ZAR 7.0430	April 1, 2004

Translation Risk

             Translation risk relates to the risk that our results of operations will vary significantly as the U.S. dollar is our reporting currency, but we earn most of our revenues and incur most of our expenses in ZAR. The U.S. dollar to ZAR exchange rate has fluctuated significantly over the past two years. As exchange rates are outside our control, there can be no assurance that future fluctuations will not adversely affect our results of operations and financial condition.

Interest Rate Risk

             As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank’s repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $15,594 per month, while interest earned per month on any surplus cash increases by $13,672 per $16.6 million (ZAR 100 million).

Credit Risk

             Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties. We maintain credit risk policies with regard to our counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as our management deems appropriate.

             With respect to credit risk on financial instruments, we maintain a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of BBB or better, as determined by Standard & Poor’s.

Micro-lending Credit Risk

             We are exposed to credit risk in our microlending activities, which provides unsecured short-term loans to qualifying customers. We manage this risk by assigning each prospective customer a “creditworthiness score,” which takes into account a variety of factors such as employment status, salary earned, other debts and total expenditures on normal household and lifestyle expenses.

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

             Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the nine months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

             Sarbanes-Oxley Section 404 Compliance

             As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the Company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2004. We have begun evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ending June 30, 2005.

             While we have been expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we may not be able to comply with all of the requirements imposed by this rule. At present, there is no precedent available with which to measure compliance adequacy. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

             In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

Part II. Other Information

Item 1. Legal Proceedings

             There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 5. Other Information

             In February 2005, Mr. Alasdair Pein accepted appointment to our board of directors as a non-executive dirctor. Mr.Pein currently manages the portfolio investment interests of the Brenthurst Group out of Westport, Connecticut. He has been a partner of the Southern Cross Capital LLC, or SCC, since its founding in 2001. SCC is a manager of Investment funds for Brenthurst Limited. Brenthurst Limited is an investment holding company for the Oppenheimer family interests.

             Mr. Pein was a President and CEO of Task (USA) Inc., a New York based investment company, from 1994 - 2001, before the establishment of SCC.

             Mr. Pein is a qualified South African chartered accountant and completed his articles with Deloitte and Touche, South Africa in Johannesburg in 1987. Between 1989 and 1994, he spent six years in London with the Bankers Trust International mergers and acquisitions team and prior to that a year with Gilbert Eliot Corporate Finance in London.

             Mr. Pein will be serving as the chairman of the Remuneration Committee.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2005.

NET1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotze

Herman Gideon Kotze
Chief Financial Officer, Treasurer and Secretary, Director