Form 10-K
period 2005-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2005-09-13
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0903895
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

President Place, 4th Floor, Cnr. Jan Smuts Avenue and Bolton Road
Rosebank, Johannesburg, South Africa
(Address of principal executive offices)

Registrant’s telephone number, including area code: 27-11-343-2000

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K,
(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act) Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of such common stock as quoted on the OTC Bulletin Board on
December 31, 2004, was approximately $78.8 million.

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share as of
August 31, 2005, was approximately 39,923,690.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits hereto and which we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS

Corporate history

     Net 1 UEPS Techologies, Inc. was incorporated in Florida in May 1997. Until June 7, 2004, Net 1 UEPS Technologies, Inc. was a development stage company and its business consisted only of acquiring a license to the U.S. FTS patent and obtaining an exclusive marketing agreement for the UEPS technology outside South Africa, Namibia, Botswana and Swaziland. On June 7, 2004, through a newly-formed subsidiary, Net 1 Applied Technologies South Africa Limited, or New Aplitec, we acquired substantially all of the assets and assumed all of the liabilities of Net 1 Applied Technologies Holdings Limited, or Aplitec, a public company listed on the JSE Securities Exchange South Africa. Aplitec owned the FTS patent in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate into one company the intellectual property rights relating to the FTS patent and the UEPS technology, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. In the Aplitec transaction, the former shareholders of Aplitec obtained a majority voting interest in Net 1 UEPS Technologies, Inc., or NUEP. The Aplitec transaction is described in more detail below. All references to “Net1,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context indicates otherwise.

     Between 1998 and 2000, Aplitec made three strategic acquisitions for the purpose of building a critical mass of smart card users. In May 1998, Aplitec acquired Net1 Southern Africa (Proprietary) Limited, a supplier of smart cards and terminals which serviced the POS terminal network of Nedbank, a major South African banking group. This transaction allowed us to develop a relationship with Nedbank.

     In 1999, Aplitec acquired CPS, a company engaged in the distribution of social welfare grants on behalf of several of the provincial governments of South Africa. This transaction enabled Aplitec to convert CPS’s customer base of approximately 1.5 million people from a cash distribution system to a smart card-based system, and to acquire a logistics and implementation infrastructure. Aplitec began converting grant beneficiaries shortly after the acquisition. Conversion has allowed us to eliminate a portion of the costs we incur in connection with the distribution of cash, and thus to reduce our operating costs. The conversion has also provided us with the opportunity to sell products and services to these same customers.

     During the course of 1999 and 2000, Aplitec acquired Moneyline (Proprietary) Limited and New World Finance (Proprietary) Limited, each of which was engaged in the microlending business. Microlending involves extending cash loans for periods ranging from 30 days to several months. Aplitec made these acquisitions primarily for the purpose of gaining exposure to an additional base of potential smart card users in order to deploy its microlending administration and payment products. We have actively engaged in converting traditional microlending customers to UEPS-based lending, which has also helped us improve the profit margins on our lending business by reducing the expenses associated with non-collection of traditional microloans.

     After completing these three acquisitions, we sought to create an infrastructure of POS terminals that would permit businesses and merchants to engage in smart card transactions with their card holder base. In June 2004, we implemented a “merchant rollout” in the Northern Cape province of South Africa, supplying merchants with smart cards and POS terminals in order to permit smart card holders to transact with one another. With the increasing opportunity to conduct transactions using smart cards, by June 30, 2004, approximately 60% of welfare and pension beneficiaries in the Northern Cape province had kept value on their cards on at least one occasion rather than immediately converting their entire payments to cash. With the subsequent rollout of terminals at selected merchants in other provinces of South Africa, more beneficiaries have started using their smart cards for transacting with merchants.

     At the same time that we were building the UEPS infrastructure and distributing our smart cards, we were also seeking to expand the range of products and services available to smart card holders. In 2001, we developed a suite of financial services targeted at social welfare beneficiaries, utilizing our issued base of smart cards as a delivery channel. Our black empowerment partners in the various South African provinces market these products, which include micro-loans, insurance and distribution of food parcels, under various brand names—StarChoice in the KwaZulu-Natal province and Smart Life in the Northern Cape province. We currently have approximately 87,000 customers in these two provinces, to whom we make loans on which we earn interest and to whom we sell insurance policies on behalf of insurers for which we collect both a commission for the sale of a policy and a fee for the monthly premium deduction. According to research by the FinMark Trust, 29% of all South Africans have a form of burial saving or insurance policy, but the collection of policy premiums remains a problem for insurance companies due to the limited penetration of bank accounts. However, using the UEPS technology allows automatic deduction of premiums from a person’s smart card at pre-designated times. Going forward, we plan to grow and develop this business under different brands by launching new products and by introducing the service to social welfare beneficiaries in the other provinces where we administer social welfare grants and to employees utilizing our wage payment system.

     We have also begun to expand our business into other countries. We are currently at different stages of establishing UEPS card holder bases and POS device infrastructures in Malawi, Mozambique, Zimbabwe, Ghana, Rwanda, Burundi and Latvia.

The Aplitec Transaction

     On June 7, 2004, we acquired the business of Aplitec for a purchase price of approximately $127.5 million. Under the exchange control regulations of the South African Reserve Bank, South African reinvesting shareholders were not permitted to hold our securities directly. Therefore, in order to comply with these regulations, these reinvesting shareholders received, through an interest in a South African trust, securities of New Aplitec, consisting of B class loan accounts and B class preference shares. The A class loan accounts and A class preference shares of New Aplitec are held by Net 1. These reinvesting holders also obtained the right to receive, for no additional consideration, shares of our special convertible preferred stock which are held by a Cayman Islands trust. We refer to the B class loan accounts, B class preference shares and special convertible preferred stock that we and New Aplitec issued in the transaction as the “linked units.” The special convertible preferred stock is convertible on a one-for-one basis into our common stock upon the occurrence of a trigger event, and holders are entitled to vote on an as-converted basis. Upon conversion of the special convertible preferred stock into shares of our common stock upon the occurrence of a trigger event, the linked unit holder cedes to Net1 the B class loan accounts and B class preference shares that were part of the linked unit. A trigger includes any of the following events: (1) giving of a conversion notice by a linked unit holder, (2) the abolition or relaxation of the South African Reserve Bank exchange control regulations or (3) the liquidation of New Aplitec or Net 1.

     We describe our special convertible preferred stock and the New Aplitec B class loans and B class preference shares in more detail in note 11 to the financial statements under “Item 8.”

     In connection with Aplitec transaction, the total number of our pre-reverse stock split outstanding shares of capital stock increased from 15.9 million shares prior to the transaction to 328.2 million after the transaction. Of these 328.2 million shares, we issued 193.0 million shares of our special convertible preferred stock. Our special convertible preferred stock is structured so as to be economically equivalent to common stock and has substantially the same rights as our common stock. During the period from the completion of the Aplitec transaction through June 30, 2005, an aggregate of 5,427,669 shares of special convertible preferred stock were converted into an equal number of shares of common stock, and the number of outstanding shares of special convertible preferred stock was correspondingly reduced. Our current shareholder base comprises the reinvesting Aplitec shareholders, NUEP’s shareholders prior to the Aplitec transaction and shareholders that have purchased shares of common stock from these shareholders in market or private transactions.

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

     The following chart presents our organizational structure and business units after giving effect to the Aplitec transaction and all conversions of our special convertible preferred stock into common stock through June 30, 2005:

Cayman Trust (representing Aplitec's reinvesting shareholders) 48.4%
Other shareholders 18.2%
Private equity funds 33.4%
Net1
100%
Luxembourg company holding U.S. FTS patent
100%
International
South Africa
South African Trust (representing Aplitec's reinvesting shareholders)
New Aplitec
Transaction-based activities
Smart card accounts
Financial services
Hardware, software and related technologies

Public Offering and Nasdaq Listing

     In the fourth quarter of 2005, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to an underwritten public offering of our common stock by selling shareholders. The offering was completed in August 2005. In connection with the offering, we listed our shares on the Nasdaq National Market. In the offering, the selling shareholders sold 10,258,625 shares of our common stock at a public offering price of $22.00 per share. The selling shareholders included holders of stock options who exercised options for 245,193 shares which resulted in proceeds to us of $0.7 million. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase 1,538,794 shares at the public offering price to cover overallotments. The underwriters exercised this option and concurrently with the closing of the offering, we received net proceeds of $31.5 million from the underwriters. In addition, concurrently with the offering, certain of the selling shareholders sold 3,409,091 shares of our common stock at the public offering price in a private placement to investment entities affiliated with General Atlantic LLC.

     In connection with the public offering and Nasdaq listing, we effected a one for six reverse stock split which became effective on June 13, 2005. Unless otherwise indicated, all references in this Form 10-K to share numbers give effect to the reverse stock split.

Our Company

     We provide our universal electronic payment system, or UEPS, as an alternative payment system for the unbanked and under-banked populations of developing economies. We believe that we are the first company worldwide to implement a system that can enable the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. To accomplish this, we have developed and deployed the UEPS. This system uses secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can enter into transactions at any time with other card holders in even the most remote areas so long as a portable offline smart card reader is available. In addition to payments and purchases, our system can be used for banking, health care management, international money transfers, voting and identification.

     Our technology is widely used in South Africa today. We have over 3.3 million clients in five provinces who receive social welfare grants using our smart cards. We have started to implement our UEPS for employers to pay wages and provide financial services to their employees. In addition, we are working closely with non-governmental organizations to deploy our new medical application into a number of hospitals and clinics. This application of our system is used to administer the treatment of HIV/AIDS and other high-risk diseases, record patient progress and manage drug inventory.

     Outside of South Africa, the Reserve Bank of Malawi has implemented our solution as a national payment system. To date, seven local financial institutions and BP p.l.c., a bulk fuel supplier, are using our system for transaction switching and settlement. We have deployed smaller, more limited versions of our system in Burundi, Ghana, Latvia, Mozambique, Rwanda, and Zimbabwe.

     Unlike a traditional credit or debit card where the operation of the account occurs on a centralized computer, each of our smart cards effectively operates similar to an individual bank account in the case of financial services or an individual record management system in the case of medical services. All transactions that take place through our system occur between two smart cards at the point of service, or POS, with all of the relevant information necessary to perform and record a transaction held on the smart cards.

     The transfer of money or other information can take place without any communication with a centralized computer since all validation, creation of audit records, encryption, decryption and authorization take place on, or are generated between, the smart cards themselves. Importantly, the cards are protected through the use of biometric fingerprint identification, which is designed to ensure the security of funds and card holder information. Transactions are generally settled by merchants and other commercial participants in the system by sending transaction data to a mainframe computer on a batch basis. Settlements can be performed online or offline. The mainframe computer provides a central database of transactions, creating a complete audit trail that enables us to replace lost smart cards while preserving the notional account balance, and to identify fraud.

     We generate our revenues by charging transaction fees to government agencies, employers, merchants and other financial service providers, by providing financial services such as loans and by selling hardware, software and related technology. In South African rand, our revenues and operating income increased by 22% and 82%, respectively, from fiscal 2004 to 2005, and by 32% and 39%, respectively, from fiscal 2003 to 2004. We believe this growth reflects the accelerating adoption of our solution.

Market Opportunity

     According to the United States Census Bureau, the world’s population currently exceeds 6.4 billion people. Yet of this total, it has been reported that over four billion people earn less than the purchasing parity equivalent of two dollars per day. In general, these people either have no bank account or very limited access to banking services. This situation arises when banking fees are too high relative to an individual’s income, a bank account provides little meaningful benefit or there is insufficient infrastructure to provide banking services economically in the individual’s geographical market. We refer to these people as the unbanked and the under-banked. These individuals generally receive wages, welfare benefits or loans in the form of cash and conduct commercial transactions, including buying food and clothing, in cash.

     The use of cash, however, presents significant problems. In the case of recipients, they generally have no secure way of protecting that cash other than by converting it immediately into goods, carrying it with them or hiding it. In cases where an individual has access to a bank account, deposit, withdrawal and account fees meaningfully reduce the money available to meet basic needs. For government agencies and employers, using cash to pay welfare benefits or wages results in significant expense due to the logistics of obtaining that cash, moving it to distribution points and protecting it from theft.

     The use of cash or lack of access to a bank account can dramatically increase the cost to, and in some cases completely prevent, individuals from engaging in basic financial transactions. These basic transactions include the routine payment of insurance premiums, the transfer of money to relatives and the use of credit. Without a bank account, it is also difficult for an individual to obtain a loan on attractive terms since that individual lacks a credit history and usually cannot present a reliable means of repayment to the lender.

     For governments, assistance programs face significant challenges when dependent on the use of cash. In addition to the costs and difficulties of using cash, corruption becomes an even more challenging problem since there is no clear audit trail. In fact, the absence of an electronic system for the distribution of goods, including foodstuff or medicine, or welfare benefits presents a significant obstacle to ensuring the fair and reliable implementation of government policy or deployment of foreign aid.

     Traditional payment systems offered today by the major banking institutions do not address the key requirements of the unbanked and the under-banked populations. In addition to the high cost of maintaining a bank account relative to a customer’s income level, customers must generally have basic literacy, administrative and record-keeping abilities and a minimum income level. Additionally, banks operate through online transaction settlement systems, which are often unavailable or costly to implement in undeveloped areas. Finally, having a bank account does not eliminate the need for significant quantities of cash in many instances because customers must withdraw large sums at one time to avoid incremental transaction fees.

Our Solution

     We believe that we are the first company to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked people. Our approach takes full advantage of moving processing away from a centralized point to the computer chip embedded on a smart card. A smart card reader, or POS device, is used to enable communication between smart cards in real-time during a transaction and indirectly with our mainframe computer at a later time. This architecture has significant implications in terms of the products and services that we can deliver compared to those offered by banking institutions or other card providers.

     First, our system enables offline transactions, which is essential in serving the unbanked and under-banked. Second, it means that while offline, the smart card can engage in sophisticated transaction processing, using data encryption and biometric fingerprint protection to ensure security. In fact, our smart cards can calculate the interest owed to the card holder for having funds recorded onto our system without ever coming online. Third, with all of the software and transaction records on the smart card, the POS device itself requires far fewer components, circuitry and memory, substantially reducing costs. Fourth, each transaction is recorded on both participating smart cards, copied in subsequent transactions to additional smart cards, and ultimately reported to our mainframe computer. This creates a full audit trail that significantly reduces the potential for corruption, theft and fraud. Lastly, instead of having to build the overall system to handle peak loads, our system further reduces costs by smoothing the transaction flow over time.

We believe that our solution delivers benefits to each of the users of our system, including:

     Individuals. There is no minimum income requirement for individuals to use our smart card, making our solution universally accessible. It is also inexpensive since the overall cost of the system is much less than widely available solutions, including cash, bank accounts and bank cards that require online access. Our solution additionally has the advantage of working everywhere, including remote areas where many unbanked and under-banked people live. Even more importantly, our solution is secure and smart cards are replaceable. This means that individuals do not have to fear that their money will be stolen or that they will be charged for fraudulent transactions. Since the smart card performs all of the required computing processing and contains all of the different service features, the smart card can be tailored to meet the needs of the individual. Card holders can also receive interest on their card balances, a benefit not available to them when transacting solely in cash. We believe our solution has the potential to enhance significantly the living standards of the unbanked and under-banked by reducing transaction costs and providing them with new and additional financial products and services.

     Merchants and Financial Service Providers. Merchants derive several different benefits from our system. Our system decreases the amount of cash they must hold, improving security and reducing expenses. In addition, it provides a record of transactions that is useful for administrative purposes. For instance, by providing financial services through our POS devices, merchants benefit from new income streams at no additional incremental cost. For formal financial service providers, the use of smart cards provides opportunities to directly sell products and services to a market that was previously difficult to reach. For instance, insurance companies can offer their products with the premium deducted directly from the individual’s smart card. In the case of lending, administrative costs are decreased along with the expense of holding cash. Again, the collection of payments can occur directly from the smart card, reducing credit risk and helping to establish credit history.

     Employers. Our system enables employers to eliminate cash from the wage payment process. This reduces expenses by avoiding cash handling and management, the need to insure or transport that cash and the bank transaction fees associated with obtaining cash in the first place. The process of paying employees using cash is also time consuming, taking up to half a day per pay period in some instances. The use of our system eliminates this process and thereby increases productivity. In addition, because cash payments are distributed in packets to employees, disputes can arise as to the amount of cash in the packet. Our system also eliminates this problem since the amount reflected on the card holders’ accounts are recorded on the back-end system and then distributed on the smart cards. Finally, employers frequently provide additional services to their employees out of necessity, particularly loans. Our system enables other service providers to deliver these products.

     Government Agencies. A fundamental policy goal for almost any government is to enhance the welfare of the poorest citizens in the country. Yet the use of cash is a poor method for delivering social welfare grants since it is difficult to track, and the recipients endure a range of expenses and dangers that reduce their options. By using our system, government agencies enjoy reduced costs in the delivery of benefits to recipients by eliminating the use of cash while increasing the options available to the recipient. This use of our system intrinsically increases the welfare that government agencies can provide from the same amount of taxes collected. Our system also has the potential to increase the amount of taxes collected by bringing informal businesses into the formal economy. The presence of a full audit trail also means that government agencies can combat corruption. Moreover, the use of smart cards for the delivery of additional services, including insurance products, means that regulatory bodies can expand their oversight of transactions for individuals who are frequently least able to protect themselves. In regard to medical benefits, our system provides comprehensive inventory management and has the potential to improve the treatment of patients significantly. For instance, we have deployed an artificial intelligence program on our smart cards used for the treatment of HIV/AIDS in South Africa that can be used to adjust a patient’s prescription based on data entered by a trained medical worker through the POS device.

Our Business Strengths

We believe our business strengths include:

     Technology Leadership. We believe we are the first company to develop, implement and operate an affordable, flexible and secure electronic payment system for the unbanked and under-banked that works offline. Of equal importance, our smart cards have a broad range of additional functionality through the use of “wallets” that can be turned on as needed or as services become available. We can deliver these services to the unbanked population at a fraction of the cost of traditional systems. Our ability to implement an HIV/AIDS system on the same smart card as financial services demonstrates the flexibility of our approach. In addition, we have validated the security of our smart cards along with our overall system, forming the foundation for a trusted solution. Independent third parties have reviewed and published our security protocols and we have refined our system in a way to provide system integrity over the life of the smart cards. From our inception in 1989 to date, we have not suffered any security breaches or losses of transactions or funds on our system.

     Proven Solution. Our system is proven and has been increasingly used. Today over 3.3 million clients in South Africa receive monthly welfare or pension payments through our system under contracts with five provinces. Historically, welfare and pension recipients would only download cash from smart cards, but these recipients increasingly choose to use their smart cards at merchant locations, which generates additional revenue for us. During the year ended June 30, 2005, the number of our clients that opted to receive their grants through our retail infrastructure grew from zero to approximately 474,000 clients. The value spent electronically by these clients per month increased from zero to approximately $32 million in June 2005. For the year ended June 30, 2005, the total value of transactions processed through our UEPS merchant network was approximately $147 million. As of June 30, 2005, we had 3,235 POS devices installed at 1,880 participating retail merchants.

     Versatile Application. Once an individual begins using our smart card, we become a logical provider of a broad range of additional products and services. For instance, a card holder using our system for the administration of medical treatment can also use the same smart card for receiving welfare payments or wages as well as making purchases. Because use of each smart card is secured biometrically, the smart card can also be used for identification and voting. The additional uses mean that once we have enrolled and delivered a smart card to an individual, our revenue potential increases significantly beyond the initial service for which that individual has signed up.

     Broad Appeal that Drives Opportunities. Because our system provides economic benefits to all participants, we believe there are strong incentives for government agencies and employers to adopt our system in many developing countries. Our solution is also appealing because a single deployment enables the delivery of a broad array of new services to those who are potentially most in need of them, often at a lower cost than alternative distribution methods.

     Increasing Returns to Scale. The initial establishment of our system in a province or country requires upfront expenditures for computers, distribution infrastructure and card holder registration. Once in place, though, the cost to us of supplying additional products to users is low. For instance, if a customer receives welfare payments on one of our smart cards and then chooses to purchase insurance through our system, there is almost no additional expense for us to deduct the insurance premium regularly. As a result, the operating margin for that customer increases significantly, offset only by any marketing or administrative costs associated with that product.

Our Strategy

     We intend to provide the leading system for the world’s four billion unbanked and under-banked people to engage in electronic transactions globally. To achieve this goal, we intend to pursue the following strategies:

     Disciplined Approach to New Markets. We carefully evaluate new opportunities in order to deploy our business development resources effectively. We believe there are significant opportunities for our system in developing economies, such as Brazil, India, Mexico and Indonesia, where the unbanked and under-banked comprise a majority of the population. Where we believe it makes sense, we will use partnerships or make acquisitions to accelerate our entry into new markets.

     Unlock Target Markets with a Key Product. The first step in establishing our system within a new province or country is to establish a broad base of smart card users around a single application. One of our preferred routes is to secure contracts to implement payment systems for government programs having large numbers of potential card holders. We believe another effective route will be the delivery of medical management applications, such as for HIV/AIDS. However, we are not dependent on government agencies to establish an initial base. Employers are widely examining our system to address their wage payment challenges and we are currently pursuing opportunities to deliver this solution.

     Expand Our Products Within the Markets We Serve. With the establishment of a strong base of card holders and related infrastructure, we can then move to providing additional products and services. As part of broadening our card holders’ options, we will also sell our smart card readers and POS devices to merchants to enable them to enter into transactions. Additionally, we will work to establish relationships with post offices, banks and other financial service providers with the goal of making our system ubiquitous in the markets we serve.

     Provide Products and Services Ourselves Where the Profit Potential is Compelling. Our system can dramatically reduce transaction costs and improve data collection for a broad set of products and services. We intend to offer those products and services ourselves where the profit potential is significant. For instance, we engage in lending in South Africa. We are able to offer this service at a lower interest rate than competitors due to our ability to deduct interest and principal directly from a borrower’s smart card and our knowledge of that individual’s payment history.

     Establish Partnerships or Make Acquisitions When Appropriate. As part of our disciplined approach to growing our presence globally, we will evaluate and enter into partnerships where we can draw on local knowledge and infrastructure to drive the rapid adoption of our system. We believe that this will enable us to focus on our core strength in technology as well as product development and delivery. In some instances, we will make acquisitions where we believe that our approach will enable us to gain customers and realize operational benefits rapidly from the deployment of our more efficient solution.

Our Technology

     We developed our technology to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked people. Our proprietary technology is designed to provide the secure delivery of these products and services in the most under-developed or rural environments, even in those that have little or no communications infrastructure.

     System Components

     Our platform consists of three fundamental components: (1) our FTS patent, (2) our UEPS and (3) our security protocol.

     FTS Patent. The FTS patent describes a method by which funds can be transferred from one smart card to another in a secure and offline manner. The term “offline” refers to transactions that are effected without the need to contact or communicate with the issuer when the transactions occur, as the smart cards themselves perform the authorizations required. The FTS patent also describes how smart cards can be loaded or re-loaded with funds and how these can be redeemed for value in either banking or non-banking environments.

     UEPS. Our UEPS is a suite of software programs that make use of the FTS methodology to deliver an integrated information, payment, switching and settlement environment that underpins our transaction processing system. Our software principally runs on three devices: the smart card, the POS device and the back-end system mainframe. When we sell a complete system to a customer or license our technology, we provide all of the software required to operate the UEPS, including the smart card functionality, the POS devices that allow our smart cards to transact with each other in an offline manner and our back-end system that primarily stores an audit trail of all transactions effected.

     The primary strengths of the UEPS are its affordability, security and flexibility. The system is affordable because the computer chips on the smart cards contain all the software necessary to process UEPS transactions, thereby allowing the POS devices required to conduct these transactions to contain far fewer components and less circuitry than traditional POS devices. There is also a reduced need for processing power and on-board memory given that online communication is not necessary. This eliminates the need for an internal or external modem and its associated hardware, maintenance and call costs. As a result, the UEPS terminals are relatively inexpensive and do not require specialized technical expertise for installation. The UEPS also reduces or eliminates the need for national infrastructures, including electricity, telephone or data transmission. The UEPS is secure because the funds in each smart card are protected from illegal access through biometric fingerprint technology. In addition, every transaction is verified by the two smart cards involved in the transaction using state-of-the-art cryptographic systems in conjunction with protocols and techniques that we have developed. Finally, our UEPS is flexible because transactions are completed offline, eliminating virtually all restrictions where verified transactions can occur.

     We released the first version of our UEPS in 1991. It included software to operate each smart card as well as the main payment system. Later versions of our UEPS provided all of the functions necessary to issue and manage a smart card and terminal base as well as those needed to effect settlement between all of the operators and participants. Our UEPS is fully traceable and auditable. It can also provide advanced capabilities including loss tolerance and smart card-based interest distribution. Finally, our UEPS is scalable and capable of working in small applications including a hospital setting as well as large settings such as country-wide implementations.

     Security Protocol. Our security protocol was designed to prevent opportunistic fraud and enforce the correct transaction flow. The symmetric triple data encryption standard, or DES, is used extensively in association with a native random number generator that ensures that all transactions are performed by using a random session key pair. The DES encryption algorithm can be easily modified to use alternative symmetric or asymmetric encryption algorithms such as the Rivest, Shamir and Adleman or elliptic curves. Each message exchanged during a transaction names both transacting parties, includes unique information to guarantee freshness and depends explicitly on all the messages that occur before it.

     Our UEPS Platform

     The following diagram depicts how our UEPS platform is constructed.

UEPS PLATFORM
Fully-functional and integrated payment and settlement system, capable of operating all UEPS products and systems.

COMPLETE SYSTEMS
Combination of products meeting a client’s particular requirements

STAND-ALONE PRODUCTS
Financial transaction applications (S2S products).

FUNCTIONALITY
Combination of Hardware and Operating Systems on smart cards enable the creation of UEPS applications which can be customized for the particular needs of a client.

OPERATING SYSTEMS
Third-party software.	UEPS software programmed by us.

SMART CARDS (Hardware)
Cards sourced from third-party vendors.

HARDWARE
POS devices, ATMs, back-end computer systems sourced from third-party vendors.

     The UEPS we sell to clients is a platform with the potential to provide all of the products we develop which, when grouped together, form complete systems serving the specific needs of various business segments. Depending on the requirements of a particular customer, we assist the customer in the setup of its application which is tailored to provide only the products and services initially required, although the UEPS can later be updated to provide additional products. We outsource the manufacturing of the hardware components of our system, including smart cards, POS devices, ATMs, PCs and back-end mainframes. However, we have developed all of our application software modules so that they will run on different hardware platforms which allows us to be hardware-independent and to provide our customers with the latest and most economical hardware solutions.

     Scalability. Our UEPS can be implemented in different environments, from small closed systems to national implementations. In closed-system environments, the UEPS front-end equipment is personal computer-based and can therefore be implemented at relatively low cost. In these instances, we provide the back-end system on a transaction fee basis, thus limiting the overall set up cost. This approach can also be used whenever larger implementations are required but where the customer prefers to focus on marketing and selling its products rather than initially concentrating on operating the back-end system. The cost to entry can thus be greatly reduced as the operations can first become profitable before expending large amounts of capital. On the other hand, large governmental institutions, financial institutions or medical insurers typically prefer to maintain control over the entire payment system and therefore invest in a full system implementation. The time to launch these projects tends to be longer due to the time that is required to train the end-user to operate the system.

     Once a UEPS is installed on behalf of a customer, we believe that we are well-positioned to benefit from the scalability of the system as minimal changes are required to be made to the application base for the system to manage significantly greater numbers of users. We can therefore provide additional smart cards while leveraging the existing cost base in a market. In addition, we have a dedicated team of technicians and developers and an infrastructure capable of supporting a significant volume of customers and their transactions. As a result, we expect to benefit from economies of scale that pertain to increases in the number of products and services using the infrastructures we sell and/or implement.

     UEPS Smart Card Functionality

     We have combined these technologies to create a smart card application that incorporates and controls the functionality that is normally found on banking host systems. Our technology reverses the traditional approach where the card acts as an access mechanism to a host-managed account. Instead, the smart card controls the account itself while the host system is relegated to backing up and creating an audit trail for the smart card base.

     As a result, our technology provides extensive and flexible functionality through a system that is practical, secure and auditable. The following list itemizes some of the unique and critical functions provided by our smart card technology.

     Identification, Authentication, Non-Repudiation and Affirmation of UEPS Transactions. Traditional payment systems provide customers with paper receipts that reflect transaction details. Customers normally keep these receipts to reconcile their monthly account statements. During reconciliation, customers can detect fraudulent transactions and errors by matching account entries against their paper receipts, which may lead to disputes, financial losses and the repudiation of transactions. Fraud committed by people taking advantage of the inherent security weaknesses of traditional payment systems increases the cost of managing transactions effected through these systems. As a result, financial institutions and other system participants must invest significant resources to minimize the risk associated with fraud and errors.

     A fundamental element of the UEPS is that all payment and money transfer transactions take place between two UEPS smart cards – the smart card to be debited and the smart card to be credited. During the transfer of value between the two smart cards, the transaction is written to a dedicated history file on each of the smart cards. These history files are subsequently used to ensure settlement either directly or through the activation of the UEPS multiple streams audit trail feature. Thus, smart card holders can reconcile their monthly accounts directly from the smart card’s transaction history file. Also, each smart card authorizes all debit transactions through the presentation and verification of one of the card holder’s biometric fingerprint templates that are stored in the smart card, and each UEPS transaction is signed by both smart cards. Taken together, these features of the UEPS help prevent the fraudulent creation, duplication or alteration of a transaction, as well as any potential repudiation of a transaction. As a result, the UEPS helps to minimize the costs associated with account management and inquiry resolution and helps ensure that customers do not incur losses from undetected errors, fraud or transaction mismanagement.

     Continuous Debit. People with limited economic means or unestablished credit histories may find it difficult to obtain access to public utility services such as telephone, fuel, water or electricity unless they purchase pre-paid units for these services. A prepaid unit of service may be a liter of fuel, a kiloliter of water, ten minutes of electricity or a two minute local phone call, and may need to be used within a specified period of time before it expires. Pre-paying for services can deprive purchasers of flexibility to redeploy their funds to meet other financial needs.

     The continuous debit feature of the UEPS eliminates the need for customers to buy pre-paid units by allowing them to use their smart cards to pay for these services as and when they need and use them. All a customer needs to do is to insert his smart card into the utility equipment and the smart card will debit itself whenever a unit of service is used. The continuous debit feature provides significant financial flexibility to customers and can be tailored to be used in any “pay as you go” environment, including Internet access.

     Continuous debit transactions are typically a large number of small transactions that can quickly fill up the space on a smart card’s transaction file. We eliminated this problem by designing the UEPS to minimize the file space that these transactions require by enabling subsequent transactions to replace and aggregate with earlier ones, thereby treating multiple transactions as one global transaction.

     Multiple and Restricted Wallets. Unbanked people who keep their cash at home risk the loss of their funds from misplacement, theft or disasters such as floods or fires, which can have a devastating impact on their financial lives. Keeping funds at home does not generate any interest income and cannot help demonstrate financial responsibility or provide collateral security for the extension of credit. Finally, keeping funds in cash can make it more difficult for people to segregate their funds for specific purposes, whereas having one or more bank accounts can facilitate budgeting for various categories of expenses.

     The multiple wallet feature allows card holders to use their smart cards to help manage their budgets. Up to 255 wallets can be configured and activated per card holder depending on the electrically erasable programmable read-only memory, or EEPROM, available on the particular smart card. Each of the wallets can be configured to meet the specific requirements of the card holder, and can be used for interest-generating savings, pre-paid utilities, medication management, credit, debit orders and for many other purposes. In addition, a wallet can be either protected or unprotected. Protected wallets require the biometric verification of the card holder to effect transactions. Unprotected wallets are normally used for low value transactions such as transportation for which speed of processing is critical.

     Since the audit trail of all transactions performed by the active wallets is stored on the smart card’s history file, card holders can provide third parties with a comprehensive record of their transaction histories, which can help evidence payments, such as insurance premiums and demonstrate a regular income stream from wages or other sources. This audit trail can provide unbanked people the opportunity to obtain affordable services from formal financial service providers which might otherwise deny or limit services to them.

     Wallets can also be restricted. Restricted wallets allow transactions to be performed only at specific merchants. For example, if an employer desire to subsidize an employee’s transportation costs, a wallet can be configured that permits the holder to spend the value loaded into that wallet only at specified transportation points. Restricted wallets can also be used by governments to prevent social welfare grant recipients from using payment for particular goods or services.

     Offline Loading. The use of payment systems that depend on online authorizations is difficult to implement in developing economies and countries that do not have advanced or reliable telecommunication infrastructures. Online systems include magnetic stripe-based solutions that are widely used in first world economies and require that all transactions, including retail sales, the dispensing of cash, the loading of value to smart cards and the authorization of credit transactions, be performed only at self-service terminals, or SSTs, ATMs or POS devices that operate online. Thus, online systems cannot be used to provide financial or banking services to the millions of people, such as those in developing countries, that live in geographical areas that have little or no infrastructure. Most smart card systems therefore, such as EMV, also operate online. We believe that this reliance on online communication has limited the exploitation of smart card technology, has resulted in high system implementation and operational costs and has not addressed many of the needs of the world’s unbanked population.

     Our offline loading feature has been designed to solve these problems associated with reliance on limited infrastructures and allows value to be distributed through existing infrastructures such as the postal service, fixed line telephones, cellular phones, verbal communication and newspapers. Our solution is a unique ten-digit signature code that the UEPS back-end system generates to enable specific amounts to be loaded to specific smart cards. When a ten-digit signature code is presented at any offline POS device to the smart card for which it was created, the code will, after validation, allow the smart card to credit one or a number of its internal wallets in the appropriate amount.

     The offline loading function can be used to transfer funds remotely for payments such as wages, pensions, welfare grants, refunds and third party transfers. When a number of ten-digit signature codes are created for a specific smart card, each ten-digit signature code can then only be applied to that smart card once. Ten-digit signature codes can be presented to a smart card in a different order from the one in which the codes were created but can be effected only by that particular smart card.

     Biometric Identification. The magnetic stripe credit and debit card systems available today use a written signature or a PIN in an effort to verify the customer’s identity minimize the repudiation of transactions. However, PINs can be compromised, magnetic stripes can be cloned and if a card is stolen together with its PIN number, the card can be used to transact until it is reported stolen or its offline limits are reached. The PIN and card can also be used to gain access to back-end account information to defraud further the genuine card holder. Therefore, positive offline card holder verification is critical to ensure that a payment system does not effect fraudulent transactions. At the same time, the system must ensure that the genuine card holder’s transactions are not rejected.

     As an alternative form of customer identification, the UEPS supports biometrics in the form of fingerprint recognition. Biometric scanners are used to record a customer’s fingerprint images. The fingerprint templates that result are stored in the holder’s smart card and used for identification whenever the smart card is used.

     Before a smart card is issued, the following fingerprint recordation process occurs:

  All ten fingers are captured, with three fingerprint images captured per finger.

  The three fingerprint images for each finger are consolidated and filtered to create the best image for that finger. This results in ten-high quality fingerprint images.

  The ten fingerprint images are scored and the four highest scoring images are used to generate fingerprint templates. A fingerprint template is a unique geometric representation of one fingerprint.

  The card holder is verified against these four templates using the highest fingerprint matching threshold to ensure the best recordation process. This process assists to eliminate the false rejection of genuine card holders due to initial bad fingerprint template recordation.

  The four fingerprint templates are signed by an “issuing UEPS smart card” and stored on the card holder’s smart card.

     When a transaction is performed, the card holder’s fingerprints are verified against those stored on the smart card. The verification process occurs in a secure session between the smart card and the fingerprint scanner. During the verification phase, a moderate matching threshold is used to compensate for the changes in the card holder’s fingerprint conditions.

     Our biometric identification feature is designed to protect our card holders against fraud, helps eliminate transaction repudiation and reduces the complexity associated with hot card management systems and hot line centers, as well as the cost of the systems that are utilized to deal with stolen and lost cards.

     Automatic Credit. The distribution of social welfare benefits, unemployment insurance, food parcels or vouchers and medical supplies is personnel intensive. Furthermore, beneficiaries must present themselves regularly at designated distribution locations in order to receive their benefits. These requirements create a number of operational and logistical problems, which increase the direct or indirect costs for system owners, operators and members, including:

  The costs of transporting beneficiaries and payment personnel to and from distribution points;

  The time beneficiaries must spend waiting in line at distribution points rather than working or engaging in other activities;

  The need to provide adequate staff, water, toilets, medical emergency services, shelters and security at distribution points;

  The need to provide personnel to deal with beneficiary communications and inquiries; and

  The need to create itineraries and schedules for payment delivery personnel, as well as to establish distribution centers and purchase vehicles to travel to distribution points.

     Thus, governments incur significant costs in distributing social welfare payments at fixed or movable locations, and banking institutions must spend large sums to provide branches and ATMs where their customers can obtain cash. Many of these costs cannot be passed onto the client. We have developed the capacity in the UEPS to facilitate the distribution of cash at retail merchants in a manner that eliminates or reduces the need for social welfare beneficiaries and customers to travel to a specific

ATM location, reduces merchants’ costs of depositing excess cash and that enables banks to reduce their costs associated with providing, maintaining and servicing brick and mortar infrastructures.

     We developed our automatic credit feature to allow our smart card holders to receive regular, fixed amount payments at POS devices that may not have the capability to perform online functions. The participants in an automatic credit transaction are the automatic credit initiator, the smart card holder and the merchant. The automatic credit initiator is the issuer which creates an automatic credit instruction for a particular wallet of a specific card holder. The smart card holder is the beneficiary of the automatic credit instruction which has been approved by the initiator. The merchant is any retailer which participates in the UEPS system and has a POS device for a card holder to activate automatic credit instructions.

     Card holders go to designated points to register for an automatic credit instruction. While at the POS device, the credit initiator submits an application for an automatic credit instruction to the back-end system. The application can occur offline or online. Once the back-end system has validated the beneficiary’s information, it creates an automatic credit instruction signature which is sent back to the POS device and is then recorded on the smart card. On the day that the card holder is due to receive a payment, the card holder inserts his smart card into any POS device. In the event that the automatic credit instruction is due and valid, the smart card of the card holder is automatically loaded.

     Interest on Card. Unbanked people transact mainly with cash. One of the most fundamental disadvantages of cash is that it cannot generate interest income for the holder and that its value depreciates with inflation. The UEPS was designed, in essence, to be an alternative to a formal banking account that allows a smart card holder to earn interest on the value contained in his various wallets. The ability to earn interest provides an incentive for people to maintain balances on their smart cards rather than convert the full balances to cash or to unload them to a traditional banking account where they would not earn any interest.

     There are numerous possible types of interest calculations, including simple, compound, continuous, minimum balance, average balance, daily and monthly interest. The UEPS uses the compound interest methodology, calculated daily on the previous day’s closing balance. In order to calculate interest correctly, the client smart card requires a host date certificate, or HDC. This date originates from the back-end system, and is updated on the merchant smart card when it settles its transactions. The merchant smart card in turn passes the HDC to the card holder’s smart card, which enables the client smart card to calculate the interest for any wallet that bears interest. The system is designed to ensure that the client smart card only calculates the interest using the latest HDC, and not any date given to it from an unsettled or inactive merchant smart card. Once interest is added to an interest-bearing wallet, a notification record is written to the card holder’s smart card history file and forwarded to the merchant smart card for settlement. This record informs the back-end system of the interest amount credited.

     UEPS Morphing. The UEPS is proprietary. It is designed for a specific market that requires specific features and as such is not compliant or compatible with other smart card systems. If it were compatible with other systems, the usefulness of the UEPS would be as limited as these other systems and could not provide a solution for the unbanked populations of the world. However, we have designed the UEPS in such a way so that it can inter-operate with other standard payment systems such as EMV, one of the more widely-used standards in the banking sector. In the future, smart card holders may wish to use their smart cards in environments that are currently enabled for other smart card-based payment systems. The UEPS morphing feature allows our smart cards to transact at EMV POS devices as if our smart cards were in fact EMV smart cards. Our card holders can thus transact at EMV POS devices but the functionality provided at these POS devices is limited to that offered by the EMV system. Our smart cards, when required, can morph into the standards supported by the POS devices thus minimizing the cost of deploying another POS infrastructure.

     Our UEPS morphing feature is not merely a collection of multiple applications grouped together into a single smart card. This feature also enables inter-operability between these applications. The EMV standard is mainly an online application that requires offline card authentication, online host authorization and online card issuer authentication. The EMV payment application is invoked by the POS device using the application selection methodology. The UEPS smart card can recognize the type of environment in which it is used through the command structure passed to it from the ATM, SST, POS device or any other smart card reader conducting the transaction. Once the smart card has sensed the system in use, it immediately morphs this application and behaves as such for the duration of the transaction. The morphing feature is not limited to EMV, but can also be used with CEPS, Visa Horizon and Mondex, among other systems. It places the UEPS card holder in a unique position to possess a single smart card, and use it at any POS device, ATM or SST of his choice, without having to have different smart cards for every payment application.

     Automatic Debit. Currently, payees experience various administrative problems and other challenges in collecting payments due to them through the formal banking system for insurance premiums, micro-loan payments and governmental statutory deductions for items such as unemployment insurance. In addition, collectors suffer payment losses as a result of insufficient funds, closed accounts, or charge back transactions, and may incur significant personnel costs for employees to attempt to collect from non-payors. Payees may find that their accounts are incorrectly debited, unauthorized debits are made or they pay high fees for debit orders which are not processed

     For unbanked people, their problems are often even greater since their only means of payment is cash. To pay a premium, they have to present themselves at the office of the financial service provider and pay their premium in cash. These offices are typically in urban areas and therefore unbanked people have to pay for transportation in order to make their monthly payments. Carrying substantial amounts of cash over long distances involves risks of theft and loss.

     We created the automatic debit feature to allow a smart card to reduce the balance in any of its active wallets on a specific date and for a predetermined amount. This function can take place in an offline environment at any POS device. The automatic debit feature reduces the risks associated with collection of insurance premiums and other regularly scheduled payments by ensuring that any funds loaded to the smart card are first used to service the automatic debit before being transferred for the card holder’s general use.

     The participants in an automatic debit transaction are the automatic debit initiator, the merchant and the smart card holder. The automatic debit initiator is the issuer which will create an automatic debit instruction for a particular wallet of a specific smart card holder. The merchant is any retailer which is a participant in the system and has a POS device for a card holder to activate automatic debit instructions. The card holder is the person who must pay the premium or other payment.

     Card holders register for automatic debit instruction at the offices of the automatic debit initiator. While at the POS device, they submit an application for an automatic debit instruction to the back-end system. This can occur offline or online. Once the back-end system has validated the beneficiary’s information, it creates an automatic debit instruction signature which is sent back to the POS device and is then recorded on the smart card . On the day that the card holder is due to pay a premium or other payment, the card holder inserts his smart card into any POS device. In the event that the automatic debit instruction is due, the smart card of the card holder is automatically debited.

     Multiple Streams Audit Trails for Offline UEPS Transactions. The UEPS, as an offline system, must ensure that all transactions effected offline are settled, at some point in time, by the back-end system. Settlement is critical to guarantee that no funds can be lost by card holders even when a POS device, its paper audit trail or its merchant smart card is lost, stolen or destroyed. Importantly, smart card transactions, including automatic credits, automatic debits, interest accruals, agent transfers, cash downloads and purchases, all have a financial effect on individual smart card balances and must therefore be settled in order to preserve system integrity. The UEPS multiple streams audit trail functionality is designed to ensure that the replacement smart card contains the correct amount of funds when a lost, stolen or defective card is replaced.

     The UEPS provides the ability to activate multiple streams audit trails through POS device profile downloading. Multiple streams audit trails are distributed through the active smart card base and are completely transparent to all card holders. Multiple streams audit trails can only be implemented on smart cards which have an adequate amount of EEPROM memory as the size of the transaction file created on smart cards will at least double. The multiple streams audit trails functionality is especially useful in environments where either the POS device is offline or may be damaged or destroyed due to the harsh environmental conditions in which it operates or where there is a perceived risk that the POS device may be stolen.

     When a client smart card is inserted into any POS device to perform one or more transactions, including a sale, load, unload, automatic credit, automatic debit or interest accrual transaction, the current transaction is written to both the client and the merchant smart cards. The previous transaction performed by the client smart card at another POS device is also written to the currently transacting merchant smart card transaction file as a “piggy back record.” The previous transaction or transaction group written to the merchant smart card from another client is also written to the client smart card of the currently transacting client.

     This process ensures that each transaction or transaction group effected on a client smart card is distributed directly to a second merchant smart card and indirectly to a third merchant smart card. The third transfer occurs by writing the transaction or transaction group to another client smart card which in turn transfers the same to a different merchant smart card. The number of different audit trails streams can be selected through the POS device or merchant profiles.

     Upon settlement of the merchant smart card, the transactions which were performed at other merchants will therefore also be settled. Each merchant smart card becomes the carrier for transactions that have occurred at other merchants. All client smart cards become the multiple streams that facilitate the movement of transaction data among unrelated merchant smart cards. This process occurs in an offline environment.

     In the event of the loss or destruction of any POS device or its associated merchant smart card or paper audit trail, all transactions that have been “piggy backed” can be recovered through the settlement of other merchant smart cards. The speed at which these transactions can be recovered will depend on how frequently the client smart cards that are used to “piggy back” transactions have transacted at other UEPS merchants. The multiple streams audit trails functionality provides complete and independent audit trails that help prevent fraud by single or colluding parties.

     Transparent and Automatic Recovery for Offline UEPS Transactions. The UEPS, as an offline system, must ensure that all transactions effected offline complete successfully or that, in the event of a failure, the transaction in progress can be restarted without any loss being incurred by either the client or merchant concerned. Failure of the POS device or the premature removal of either of the smart cards involved during a transaction may lead to the client smart card being debited without the corresponding credit being reflected on the merchant smart card. Although the premature removal of either of the smart cards can be prevented by introducing motorized smart card readers, the cost involved is prohibitive and the solution does not address other possible failures due to POS device hardware problems or power failures, which are common in areas with unreliable power infrastructures.

     The UEPS is designed to recover failed transactions through its transparent and automatic recovery feature. This feature is activated during the session key establishment phase that occurs whenever two smart cards transact. During the session key establishment phase, each smart card generates an eight-byte natural random number and triple-DES encrypts it with its generic UEPS key pair. These two encrypted blocks are then exchanged by the two smart cards, and once decrypted, used by each smart card to generate a random DES key pair. This new key pair is used to exchange further information between the smart cards until the transaction is completed.

     During the next phase, each smart card passes to the other its smart card unique serial number and its current transaction counter. At this stage, the client smart card is now able to determine if the last transaction written to its transaction file was indeed also effected on the merchant smart card. If not, the client smart card simply unrolls its last transaction thus restoring the correct data image as it was prior to the transaction. This feature can also be used whenever a POS device is disabled for whatever reason. In this instance, the two smart cards can simply be inserted into any other working POS device and the two smart cards will automatically re-synchronize themselves. Further transaction processing can then resume normally. As a result of this feature, transactions such as transaction cancellation and reversals can be performed offline in a secure manner.

Mechanics of Loading, Spending and Settlement

     The following describes how card holders can load value onto their smart cards and spend the value they receive. It also describes how merchants settle transactions with our back-end system.

     Loading. All card holders that receive social welfare grants or whose employers participate in our system can load their smart cards at any POS device located in merchant stores. Card holder can load their smart cards in several different ways. If the card holder’s electronic value was created through the ten-digit signature code, then the card holder has three options. He can effect an online auto load, in which case the POS device connects in real time to the back-end system, which then forwards any available ten-digit signature codes present in the account of the card holder. These codes will be loaded to the smart card automatically. If the communications network is erratic or unreliable, ten-digit signature codes can be downloaded to the POS device of a nearby participating merchant where and when the network is operational. The card holder can then perform an offline auto load whereby any ten-digit signature codes present in the POS device will be loaded to his smart card. If a network connection is not available, the card holder can key in his ten-digit signature code and amount to be loaded. In all scenarios the smart card will be credited only if the ten-digit signature code is decrypted successfully by the smart card. If the card holder’s smart card is initialized with one or a number of automatic credit instructions, the smart card will credit itself as we describe under “Automatic Credit feature.”

     Spending. Once value has been loaded to a smart card, card holders may purchase goods or services, make cash withdrawals, initiate money transfers, request automatic loans, effect third party payments and invoke automatic credits and debit orders, all offline at any participating merchant store. To perform a transaction, the card holder inserts his smart card into the top smart card reader of the POS device and selects the appropriate function. Biometric fingerprint identification is required for most functions to protect card holders against the unintended or fraudulent usage of their funds. A printed receipt displays the details of the transaction performed and includes other system audit trail information.

     Settlement. As spending on a UEPS smart card occurs offline, the settlement of the merchant transactions with the back-end system needs to take place within the two day “window settlement” period provided for in the contract, or as and when the merchant smart card becomes full. Settlement can be performed online or offline. Merchants who have access to a network infrastructure can use the settlement option on their POS devices to connect to the back-end system and settle their merchant smart cards online. During the settlement process, merchants choose whether to have the funds settled deposited to a traditional bank account or transferred to a client smart card.

     Once the merchant selects the settlement option, the transactions are stripped off the merchant smart card, and the accumulated transaction values, less the transaction fees which the merchant is contractually required to pay to us, are paid to the merchant. Payment occurs either through the country’s traditional banking clearing system, by check or is credited to the merchant’s client smart card for immediate or future use. The last option is extremely beneficial for rural merchants who purchase their goods from larger wholesalers. Their funds are, upon settlement, immediately available. Therefore, they can purchase goods using their client smart card and/or withdraw cash at other participating merchants. Merchants who do not have access to a network infrastructure can insert their merchant smart card into any POS device that has online connectivity and perform the settlement process. Many merchants can share any POS device.

     If a merchant does not have access to a communication network, the merchant can use our “milking” function with a “milking” smart card. This smart card has greater functionality than a regular smart card and therefore requires a large memory chip for storing multiple transactions, ‘hot card’ files, a freshness certificate, and any other variables, including fees and/or interest rates that need to be updated on merchant smart cards which operate in deep rural areas. The milking smart card is inserted in the bottom smart card reader of a POS device and the merchant inserts the merchant smart cards to be ‘milked’ into the top smart card reader. During this settlement process, the transactions are stripped from the transaction history file of the merchant smart card and at the same time, the new hot card file, freshness certificate, fee structure, interest rates and any other parameter that requires modification are updated. The milking smart card is then physically handed over to the central office in order to update the back-end system. At the time of settlement, all transactions are stripped from the merchant smart card, aggregated and paid into the nominated bank account of the merchant. Merchants can select their client smart card as their nominated account, in which case the amount to be paid is added to the merchant’s client smart card.

     We have designed and developed a dual functionality smart card called the Net1 Combi-Card for use in rural environments and for very small merchant stores or hawkers. Hawkers are typically small merchants that sell food or merchandise from a stand on the side of road or on a pavement. This smart card is initialized with both merchant and client functionality. While trading, the merchant section of the smart card is used for transaction storage which once settled will allow the merchant to use the same smart card to perform purchases or any other financial function.

Our Products

The following table summarizes each of our smart card to smart card, or S2S, products, including the market introduction date;

  the key features of the product;

  the features of our UEPS technology which each product uses;

  the types of fees we charge or currently plan to charge for the product; and

  the target markets for the product:
Product	Year of Market Introduction		Features		Types of Fees		Target Markets

S2S Pension and	• 2000-2004	•	Ten-Digit Signature Codes	•	Loading Fee per	•	Government
Welfare			– Offline and Online		Beneficiary	•	Social Welfare Grant
			Loading	•	Sales of Smartcards		Beneficiaries
		•	Automatic Credit	•	Registration and
		•	Multiple Audit Trail		Enrollment
		•	Mutual Authentication
		•	Transparent and
Automatic Recovery
		•	Biometric Identification

S2S Wage	• 2005	•	Ten-Digit Signature Codes	•	Wage Loading Fee per	•	Employers
Payment			– Offline and Online		Employee per Month	•	Employees
			Loading	•	Equipment Sales per
		•	Multiple Wallets		Payroll Clerk plus POS
		•	Restricted Wallets		Terminals for the Payment
		•	Multiple Audit Trails		of Wages in the Field or
		•	Mutual Authentication		Factory
		•	Transparent and	•	Sales of Smartcards

Year of
Market
Product	Introduction		Features		Types of Fees		Target Markets

			Automatic Recovery	•	Mass Registration and
		•	Biometric Identification		Enrollment per Employee
		•	Interest Calculations		if Performed by us
				•	Monthly Smart Card
Account Fee per Employee
per Month

S2S Medical	• 2005	•	Multiple Wallets	•	Technology Processing	•	Non-Governmental
Management,		•	Restricted Wallets		Fee per Smart Card per		Organizations
Patient Monitoring		•	Multiple Audit Trails		Month (Volume Based)	•	Government Paid
and Distribution		•	Mutual Authentication	•	UEPS Software Fee		Contractors
		•	Transparent and		(Volume Based)	•	Governments
			Automatic Recovery	•	Database Capturing
		•	Biometric Identification		Module per Patient
				•	Patient License Fee per
Hospital/Clinic/Health
Care Facility
				•	Equipment Sales for
Hospital/Clinic and Health
Care Facility
				•	Sales of Smartcards

S2S Retail and	• 2004	•	Ten-Digit Signature Codes	•	Merchant Transaction Fee	•	Retailers
Wholesale			– Offline and Online	•	Cash Withdrawal Fee from	•	Wholesale Retailers
			Loading		UEPS Card Holders	•	UEPS Client Card Holders
		•	Automatic Credit		Excluding Social Grant
		•	Multiple Wallets		Recipients
		•	Restricted Wallets	•	Hardware Equipment
		•	Multiple Audit Trails		Sales or Rentals
		•	Mutual Authentication	•	Smart Card Sales
		•	Transparent and	•	Installation & Training Fee
			Automatic Recovery	•	Reports and Banking Fees
		•	Biometric Identification	•	Monthly Card Account
		•	Interest Calculations		Fee per Retailer per Month
		•	Settlement – Offline and
Online

S2S Insurance	• 2004	•	Multiple Audit Trails	•	Insurance Merchant	•	Insurance
System		•	Mutual Authentication		Transaction Fee		Underwriter/Broker
		•	Transparent and	•	Debit Order Collection Fee		(External Insurance
			Automatic Recovery	•	Hardware Equipment		Merchants)
		•	Biometric Identification		Sales or Rentals
		•	Settlement – Offline and	•	Smartcard Sales
			Online	•	Installation and Training
Fee
				•	Reports and Banking Fees

     The following describes in more detail how our S2S products work and the benefits of each product.

     S2S Pension and Welfare

     S2S Pension and Welfare provides a secure and affordable transacting channel between social welfare grant beneficiaries, governmental agencies and formal businesses. Through this product, we distribute social welfare benefits to the unbanked and under-banked populations, and allow the recipients of these benefits to transact with formal businesses.

     How it works. We enroll social welfare grant beneficiaries by issuing them a UEPS smart card that digitally stores their biometric fingerprint templates on the smart card, enabling them to access their social welfare grants securely at any time or place. The smart card, with its pre-printed and unique serial number, or USN, is issued to the beneficiary on site. Optical fingerprint sensor technology identifies and verifies beneficiaries. The fingerprint reader is programmed to create a random cryptographic session between itself and an inserted smart card, thereby limiting the possibility of fraudulent storage and replay of digital templates.

     The smart card provides the holder with access to all of the UEPS functionality, which includes the ability to have the smart card funded with wage, pension or welfare payments, make retail purchases, enjoy the convenience of pre-paid facilities and qualify for a range of affordable financial services, including insurance and short-term loans. The smart card also offers the card holder the ability to make debit order payments to a variety of third parties, including utility companies, schools and retail merchants, with which the holder maintains an account. The card holder can also use the smart card as a savings account. Depending on a country’s specific requirements, holders load their smart card using one of two methods – ten-digit signature code creation or automatic credit. We describe both of these methods under “Our Technology – UEPS Smart Card Functionality –Offline Loading” and “– Automatic Credit.”

     When the ten-digit signature code method is used, the government agency submits to us a simple payroll file containing the beneficiary’s identity number and the value of the grant. We then process this file and, using the identification number of each beneficiary, create a ten-digit signature code . The ten-digit signature code can only be loaded on to the smart card for which it was created. These ten-digit signature codes can be distributed to the memory of POS devices or other compatible devices, including fixed or mobile ATM dispensers or remote personal computers, by accessing a communication network such as satellite, X.25, TCP/IP or GPRS-GSM. Thereafter, the beneficiary can load the smart card offline. If a GPRS – GSM communication network is available, the beneficiary can load the smart card online.

     The beneficiary simply inserts a smart card into the POS device and is prompted to present his fingerprint. If the fingerprint matches the one stored on the smart card, the smart card is loaded with the ten-digit signature code created for that particular smart card. The POS device then prints a receipt that outlines the amount of the grant paid to the beneficiary.

     The automatic credit feature allows a smart card holder to receive regular, fixed-amount payments such as welfare grants or other benefits, food parcels, meal vouchers and/or medical supplies at POS devices that operate offline. Automatic credit instructions are recorded on the smart card at the time they are granted by the issuer. Each automatic credit instruction recorded embodies a number of parameters such as the amount and the wallet to be credited, the frequency at which the credit should occur and the commencement and expiration date of the instruction.

     When the beneficiary inserts a smart card into a POS device or any other compatible device, the automatic credit feature will be automatically invoked. During this process, each automatic credit instruction previously recorded on the smart card will be reviewed. If all related parameters such as timing, commencement and expiration date are all correct the smart card is credited with the funds due. When this happens, the transaction is recorded immediately on the merchant smart card present in the POS device at the time that the beneficiary’s smart card is credited. Since the electronic funds have been created offline, automatic credit transactions must be forwarded to the back-end system through a merchant settlement or through our multiple audit trail facility. We are able to claim the actual funds loaded to beneficiaries’ smart cards from the government agency at the end of each business day because the back-end system is informed of all of the electronic values created.

     Benefits. Our S2S Pension and Welfare system provides numerous benefits to governments agencies and beneficiaries. The system offers provincial governments a reliable service at a reasonable price. For beneficiaries, our smart card offers convenience, security, affordability and flexibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Beneficiaries have access to affordable financial services, can save and earn interest on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, beneficiaries pay no transaction charges to load their smart cards, perform balance inquiries, make purchases or downloads or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

     S2S Wage Payment

     S2S Wage Payment allows an employer to pay employee wages electronically, either online or offline, by transferring the precise amount of the wage payment directly onto a smart card, thus eliminating the need for the employer to store and handle cash at the workplace. We originally designed this product for unbanked and under-banked workforces and their employers. However, employers of employees who often have bank accounts have expressed interest in this product as well, which we attribute to its affordability, convenience and security.

     How it works. Employees of participating employers receive smart cards which we issue to them. We download a ten-digit signature code for each employee wage payment to a POS device, and the employer takes the POS device to the pay site on payday. The employee inserts his smart card into the POS device which then searches for any ten-digit signature codes created for that particular smart card. Once the POS device locates and decrypts the ten-digit signature code, it immediately loads the smart card with the wage payment. The POS device prints a receipt which acts as a pay stub by including the amount of the wage paid and any deductions made. The receipt also indicates the balance of the “savings” wallet, if available. The process takes up to six seconds from insertion of the smart card to completion of printing. Personal identification through finger print authentication is not necessary to perform a load as the ten-digit signature code is uniquely linked to the USN number of the employee’s smart card.

     Benefits. S2S Wage Payment provides numerous benefits to employers and to employees. For employers, the system helps to increase productivity in the work environment and reduce administration and labor costs associated with the management, transportation, delivery and general handling of cash. Electronic payment requires less time than manual distribution of cash pay packets, thereby reducing the amount of employee downtime. Employers in rural and semi-rural areas no longer need to incur the inconvenience and expense of transporting their employees to urban areas to enable them to receive their wages from ATMs nor to have to advance funds whenever these ATMs run out of cash. In addition, the system is configurable for each employer so that the database can be split up into departmental or company sub-databases, if required.

     Further, employers of unbanked and under-banked employees are frequently put into a position of having to provide savings, loans, burial insurance and other financial services to their workers. With S2S wage payment, the employee can opt to have a portion of his wage loaded directly to a separate savings wallet on the smart card. Interest is calculated on the current daily balance and paid monthly to the card holder. The card holder can also qualify for an affordable loan, provided by us or another participating service provider, which is loaded onto his smart card. The smart card informs the back-end system of the monthly loan repayment which is applied against the wage after loading the amount due to the smart card. Finally, instead of the employer having to negotiate the most cost effective burial insurance for his employees, he can take advantage of the insurance we negotiate with selected insurance companies on behalf of many employers. The issuance of the insurance policy is recorded in the chip of the smart card. For employees, S2S wage payment offers all of the benefits described above under “S2S Pension and Welfare.” Additional benefits include fees for cash withdrawals that are typically lower than bank charges for the same transaction.

     S2S Medical Management

     Our S2S Medical Management product applies the UEPS technology in a non-financial environment to facilitate the management, distribution and control of the anti-retroviral, or ARV, drugs used to combat HIV/AIDS. The system is designed to operate in the deepest rural areas where no meaningful infrastructure exists. It is also designed to form a basis for the implementation of other drug distribution programs.

     Governments and charitable organizations face many challenges in the distribution and control of ARV drugs. Patients who do not strictly adhere to the required drug regimen for the rest of their lives face the risk of drug resistance, which can lead to death. The toxicity of ARV drugs requires effective patient monitoring. Data needs to be collected to evaluate the effectiveness of drugs available for treatment.

     How it works. We issue smart cards to participating hospitals, dispensaries and doctors and to their AIDS/HIV patients. The smart cards use biometric fingerprint identification technology and act as portable electronic medical record books that allow patients to be serviced anywhere without relying on centralized systems and communications networks. The smart cards carry all patient-related information, including personal details, drug regimens, prescriptions, visitation history, doctor’s details, dispensary information and other data. This data allows us to populate and update databases that track each patient’s progress, each doctor’s performance, each and every prescription dispensed and each dispensary’s drug inventory levels. The system monitors patient activities, and is designed to ensure the integrity of data, reduce fraud, manage drug inventories and, control drug delivery, ensure patient anonymity and privacy, and distribute payment for goods and services. Each day, all registration information, changes to patient information, and information regarding drug dispensation is encrypted and communicated to our back-end system for batch processing. Once validated this information is forwarded directly to a confidential server managed by the government and/or funding organizations.

     Benefits. S2S Medical Management offers many benefits to government organizations, medical professionals and health care workers, and patients. For government organizations, the system helps save money by improving the efficiency of ARV drug distribution and by reducing the potential for fraud and falsification of data. For medical professionals and health care workers, the system facilitates the real time but offline registration of patients and the storage of crucial patient information, such as the patient’s last visit date, changes in information such as height and weight and the most recent prescription. For patients, the portability of the electronic medical record allows them to be treated anywhere, without relying on centralized systems and communications networks. The system, which is provided free of charge to the patient, is designed to ensure patient privacy. Finally, our technology preserves the patient’s information, even if the smart card is lost.

     S2S Retail and Wholesale

     Our S2S Retail and Wholesale product enables retailers, wholesalers and financial service providers to effect commercial transactions with one another and with unbanked and under-banked customers. Many merchants who service the unbanked and under-banked operate in underdeveloped areas where traditional financial institutions and their products are unavailable or limited due to the lack of communication infrastructures. In addition, these merchants do not meet the selection criteria imposed by financial service providers, including banks and credit card companies, either for financial reasons or because they cannot meet or adhere to the rules and regulations these formal institutions demand. The system permits participants, which include merchants, wholesalers and financial service providers to effect payments for goods and services, and to dispense cash from one smart card to another in a secure offline manner. The system is designed to eliminate unauthorized use by ensuring that all transactions are biometrically approved by the card holders. The system guarantees integrity by providing an audit trail for each transaction that is stored on both the customer and merchant smart cards.

     How it works. The participants in this system are merchants whom we enroll and consumers who are smart card holders. When we enroll a merchant, we issue a smart card to the merchant that contains its profile as well as the store’s merchant reference number and install an appropriate POS device that takes into account the type of power and communications infrastructure available at the merchant’s location. The POS device is either battery-operated or uses a municipal power supply. All our POS devices can use GSM/GPRS, TCP/IP, X.25 or satellite networks to perform loading and settlement functions. The smart card is inserted in the bottom smart card reader of the POS device to perform on-line transactions with customers. We sign a contract with each merchant that is tailored to the needs of each merchant, reflecting the number of stores to be serviced and the specific hardware we agree to install. We provide each merchant with installation, system implementation and training. We also provide merchants with our marketing material for display at their locations so that their customers know that the merchant offers our services. The transactions stored on merchant smart cards cannot be overwritten until they have been settled by using our offline “milking” facility or connecting online to the back-end system.

     Benefits. S2S Retail and Wholesale provides numerous benefits to merchants and to customers. A growing smart card base offers merchants a larger number of customers who can shop in their stores. The system also provides them with the opportunity to realize new income streams from the fees they collect by providing at their locations our broad range of financial services and products, including cash downloads, money transfers, loans and burial insurance. Finally, their security risks and expenses associated with handling cash can be significantly reduced, including banking charges and communications costs. The benefits of the system for customers are a combination of the ones we describe above under “S2S Pension and Welfare” and “S2S Wage Payment.”

     S2S Insurance

     Our S2S Insurance intermediary product enables unbanked and under-banked consumers to obtain affordable and reliable burial insurance policies. In South Africa, cultural reasons make burial insurance important to many people. Our system enables insurance companies to access this customer base. The insurance industry is subject to various laws and regulations which are designed to protect policyholders and our system ensures compliance with these laws and regulations by utilizing the key features of the UEPS technology.

     How it works. In order to participate in the system, card holders and insurance brokers must be enrolled in our system. The broker enrollment procedure is similar to the procedure we use for merchants. The insurance broker’s merchant smart card is created centrally and loaded with the broker’s burial insurance product options. Individual brokers receive smart cards which digitally store their biometric fingerprint templates on the smart card. After completion of the enrollment process, we issue an insurance merchant smart card to the insurance broker. We provide the insurance broker with installation, implementation and training.

     When an applicant applies for an insurance policy, the insurance broker explains relevant information, including the different policy options, waiting options and the 30-day “cooling off” period. The 30-day “cooling off” period allows the policy holder who has decided to buy a policy issued by another insurance company to change is mind and to keep the original policy instead. The system informs all parties involved, including the brokers for the previous insurer and the new insurer that the client is in a 30-day cooling off period. This makes the insurance broker of the previous insurer aware of the client’s intention, and allows the insurance broker to contact the client in an effort to keep the client.

     When a broker sells a policy to a client, the first check performed by the smart card is to ascertain if the client has already signed up for a similar product, which may be accomplished offline. If not, the client accepts the new policy by presenting his fingerprint for verification by the smart card. The broker also presents his fingerprint to prove that he sold the policy and thereby allow him to receive his sales commission. The system then writes the policy number and details, including the amount of the premium, to the card holder’s smart card. This reduces the risk of future disputes regarding the policy. When a insured individual dies, the beneficiary presents the identity document, the insured’s smart card and death certificate, and the original policy document. This information is checked against the information stored on the smart card by simply inserting the deceased’s smart card into a POS device and printing the data associated with burial policy information. If valid, the claim is paid out to the beneficiary immediately.

     Benefits. Our S2S Insurance intermediary product offers numerous benefits to insurance brokers and policyholders. For brokers, the system provides improved access to its potential client base, minimizes the risks associated with fraud through biometric fingerprint identification, facilitates legal compliance and provides a secure channel for collection of premiums. In addition, brokerage commissions can be managed through the system. The benefits for policyholders are generally the same as for customers as described above under “S2S Retail and Wholesale.” In addition, because the system reduces premium collection risk to the insurance company, it provides consumers with access to more affordable insurance products of a higher quality than would otherwise be available.

Sources of Revenue

     We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. As an example, in Malawi we sold a complete UEPS to the Central Bank, which owns and operates the resulting transaction settlement system. The revenue captured through this approach is reflected in our Hardware, software and related technology sales segment. This segment generated revenues of $17.5 million, $4.6 million and $5.1 million, respectively, for the years ended June 30, 2005, 2004 and 2003, respectively.

     We have found that we have greater revenue opportunities, however, by acting as service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the provincial governments and employers on a fixed basis, but charge a fee on an ad valorem basis for goods purchased using our smart card. The revenue associated with this approach is captured in our Smart card accounts, Transaction-based activities and Financial services segments. Our Smart card accounts segment generated revenues of $34.9 million, $23.1 million and $13.7 million, respectively, for the years ended June 30, 2005, 2004 and 2003, respectively. Our Transaction-based activities segment generated revenues of $103.6 million, $86.8 million and $42.6 million, respectively, for the years ended June 30, 2005, 2004 and 2003, respectively. Three of the provincial governments provide more than 10 per cent of our total revenues and the loss of any one of these customers may have a material adverse effect on us.

     Because our smart cards are designed to enable the delivery of more advanced services and products, we are also willing to supply those services and products where the profit potential is compelling. For instance, we act as a lender today. This is an example of the third approach that we have taken. Here we can act as the principal in operating a business that can be better delivered through our UEPS. We can also act as an agent, for instance, in the provision of insurance policies. In both cases, the revenue and costs associated with this approach are captured in our Financial services segment. Our Financial services segment generated revenues of $20.2 million, $16.6 million and $13.4 million, respectively, for the years ended June 30, 2005, 2004 and 2003, respectively.

     Finally, we are willing to enter into business partnerships or joint ventures to introduce our solution to new markets. Here we take an equity position in the business while acting as a supplier of technology. In evaluating these types of opportunities, we intend to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership will own the UEPS, including the back-end system. We plan to account for our equity investments using the equity method.

     We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

     During the third quarter of 2005 our management started analyzing the results of the Smart card accounts segment separately and consequently a new segment has been presented. The Smart card accounts segments activities were previously included in the Financial services segment. We have restated our segmental information for 2004 and 2003 in order to reflect this change.

     See Item 8. for information regarding revenues, operating income, net income and total assets for each segment.

Sales and Marketing

     Our marketing and sales strategy continues to evolve as we gain more and more market penetration. We currently focus our activities on the deployment of our POS device infrastructure in the rural areas of South Africa. These devices provide us and our card holders with service points at which they can transact and sign up for many financial services. The more of these points of service we deploy, the better our service delivery to our card holders. To achieve this, we are promoting the use of our POS devices in many different applications which, once implemented, provide further access points at which we can market and sell our products. As a result, we are involved in the facilitation of telephone services and the pre-payment for water and electricity services.

     We continue to develop our pension and welfare application as the customer base it generates allows us to gain critical mass as an issuer. Once we achieve critical mass, it should be far easier to acquire new merchants and other related organizations that wish to market and sell their products to and through our smart card base. We believe that success in one area of operations and market penetration will favorably affect others.

     We have also commenced our activities in the distribution and management of medical products to HIV/AIDS patients. This initiative assists us to acquire a new client and retail base such as hospitals, clinics and dispensaries. The smart cards we issue to these patients can operate the entire suite of UEPS products. Therefore, we believe that this new customer base will assist us in increasing our revenues.

     We continue to engage institutions that can on the one hand benefit directly from our technology and on the other hand provide us with more clients and points of service to facilitate the use of our facilities and the cross selling of our products.

     Our international strategy is changing rapidly. In the past, we did not drive markets directly as we were not ready structurally to take on contracts in many countries of the world. We now intend to target the unbanked market of developing economies aggressively through partnerships, joint ventures and the acquisition of synergistic but profitable businesses. This new strategy focuses on identifying, defining and activating an entry point in a specific country to commence operations. Once our system is implemented, we will then introduce our products and services to grow revenue and increase profit margins.

     We intend to identify partners that are already operating businesses and infrastructures in various countries in order to benefit from their initiatives to introduce our operating platforms. We believe that our partners will benefit through the implementation of our technology and through the new income streams that our technology can activate.

     We are currently revamping our business, sales, finance and information technology divisions in such a way as to facilitate our objectives.

Competition

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, we have identified a number of other products currently being produced that use smart card technology in connection with a funds transfer system and the companies that promote them. These include EMV, a system that is being promoted by Visa International Service Association, MasterCard International and Europay International; Mondex International Limited, a subsidiary of MasterCard; and Proton World International N.V., a subsidiary of STMicroelectronics Belgium N.V. In South Africa, and specifically in the payment of social welfare grants, our competitors also include AllPay Consolidated Investment Holdings (Pty) Ltd., which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services, which is responsible for payments in the Mpumalanga province.

     The incumbent South African retail banks recently announced a joint initiative to create a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. We believe that currently there are approximately one million Mzansi account holders. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants.

     We also may face competition from companies to which we have licensed rights to our technology, including Visa and BGS Smart Card Systems AG. Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as infringing on their funds transfer businesses.

Research and Development

     Our business activities and product offerings depend on our proprietary UEPS software. As a result, we have a large group of software engineers and developers who are constantly revising and improving the core UEPS software and its functionality.

     We believe that our smart card system is the most advanced system of its kind in the world today. However, we use a number of hardware platforms that are not proprietary to us and which are continuously being improved. These platforms include smart cards micro-controllers, POS devices, biometric readers and other back-end computer hardware. We continually work to take advantage of these improvements in our attempt to stay at the head of the competitive curve. A faster micro-controller on a smart card may allow us to process transactions faster and with more security. A larger memory smart card allows us to store more transactions and to load larger software applications. Larger memories also allow our smart cards to be used for more than one application at a time, thus eliminating the cost and the management of multiple smart card systems.

     Our smart card system is designed to manage tokens of value such as cash, credit, savings, medical history, identification criteria, finger print templates and insurance policies. Security is therefore of prime importance as any breach would result in the loss of our system integrity. This would be followed by a loss of confidence and credibility that would jeopardise our growth and market penetration. We therefore continue to advance our security protocols and algorithms to combat the potential attacks that have currently been identified. These include crypto- analysis techniques as well as reverse engineering. Attacks such as the latest DPA or differential power analysis must also be circumvented.

     We continue our research in new and more secure algorithms, such as the RSA or Rivest, Shamir and Adleman as well as new competitive asymmetric algorithms such as elliptic curves. We develop and implement these techniques ourselves and own the software that we create.

     Lastly, we continue to study the needs of our target market and develop new UEPS features that satisfy these needs. As our UEPS system is implemented in more and more developing countries, we create greater connectivity between our systems to subsequently activate international transactions and cross-border money transfers.

Intellectual Property

     Our success depends in part on our ability to develop and maintain a competitive intellectual property advantage over potential competitors in the electronic financial services industry. We believe that we have developed the first payment system based on technology that is protected by our FTS patents. We rely on know-how, including trade secrets and other confidential information, continuing technological innovation and licensing opportunities to further develop our proprietary position. Our ability and the ability of our licensors to obtain intellectual property protection for the UEPS technology and related processes, including any improvements to and developments of them, to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights will be important factors to our success.

     The FTS patents, which include aspects of the UEPS technology, have issued in the United States, Hong Kong, South Africa, Botswana, Namibia and Swaziland. The FTS patent in the United States was granted as U.S. Patent No. 5,175,416 on December 29, 1992. The patent was reissued as U.S. Patent No. RE36,788 on July 25, 2000, and will expire on May 17, 2011. It currently remains in full force and effect, and we are not aware of any challenges to its enforceability. The FTS patent in Hong Kong was granted on December 11, 1998, and will expire in 2010. The Hong Kong FTS patent is jointly owned by us and the estate of a co-inventor. The FTS patents in South Africa, Botswana, Namibia and Swaziland were granted on September 25, 1991, March 9, 1993, April 7, 1993 and December 9, 1992, respectively. These patents remain in full force and effect, and we are not aware of any challenges to their enforceability. The FTS patent will expire in 2007 in Namibia and in 2009 in South Africa, Botswana and Swaziland.

     A European FTS patent was filed in October 1990 and granted in December 1994. The European Patent Convention provides for an opposition period of nine months following the grant of a European patent, and six parties filed an opposition to the grant of the FTS patent. The case was heard before a Board of the Opposition Division in March 1998 and the patent was upheld. Following this decision, a number of the original opponents filed an appeal. The oral proceedings for the appeal were heard on October 10, 2002 and the Appeal Board reversed the earlier decision. The formal written decision from the Appeal Board was received on December 24, 2002. Consequently, the European patent has been revoked and there is no possibility of any further appeal.

     As a result of this ruling, BGS, the local system operator in the Commonwealth of Independent States, has stopped paying us any patent royalties. However, our business plan and forecast do not account for such royalties as a source of revenue in the medium to long-term, as the key to our operations in Europe is based on our know-how and ability to exploit the technology rather than on the European patent. Accordingly, we do not expect this ruling to have a material adverse effect on us in the future.

     Aspects of the UEPS technology are described in U.S. Patent No. RE36,788. This patent, entitled “Funds Transfer System,” is directed to a method of transferring funds between financial institutions via a smart card. In particular, the method includes linking a smart card (first device) to a first financial institution, debiting an account held at the financial institution and recording a corresponding credit value in the smart card. The smart card is then linked to a second, similar device, wherein the credit value in the smart card is reduced and a corresponding credit value is recorded in the second device. The second device is then linked to a second financial institution, wherein the credit value in the second device is reduced and a corresponding credit value is recorded in an account held at the second financial institution. The smart card and the second device each store at least a portion of a program which is run in a synchronized interactive manner between the devices.

     In 1997, we entered into a technology license agreement with Visa International Service Associatoin, or Visa. Under that agreement, Visa purchased a non-exclusive, perpetual, worldwide licence to our technology rights that are defined in the agreement to mean all our then-current worldwide patent rights, copyrights, mask work rights, trade secrets and other intellectual property rights relating to our UEPS technology. This Visa license includes an exclusive, perpetual, worldwide license under our patents, as defined in the agreement, licensed to Visa that is exclusive to the financial services industry, as defined in the agreement. The agreement defines patents as meaning our current worldwide patents and patent rights, including U.S. Patent No. 5,171,416, including without limitation, enhancements, improvements and expansions to all of the licenced patents and any foreign patent applications corresponding to any patent associated with any of our products or services that use technology related to financial services or can be used in the financial services industry. The agreement defines financial services industry as persons or companies that are directly or indirectly making loans; taking deposits; selling, brokering, or factoring securites, insurance, mortgages or receivables; and provding payment services, such as issuing charge cards, credit cards, payment cards, debit cards or any other system that could compete with such payment methods. Our Visa agreement grants back to us the non-exclusive right under our Visa-licensed patents to make, use and sell our payment systems and other products in the financial services industry as defined in the agreement. In our Visa agreement, Visa agrees not to grant a sublicence to any payment system to any entities in the financial services industry who are not members of Visa already if such entity already has a right to use such payment systems from us. The agreement permits Visa to sublicence our licenced technology rights to any of its member, any entity in the financial services industry or any entity outside of the financial services industry that provides products to Visa or its sublicensees. The agreement prohibits us from licensing our technology rights, not just our licenced patents, to any of Visa’s competitors, including MasterCard, Europay, American Express Company, Discover Financial Services, Diners Club International Credit Card Co., Carte Blanche Card or JCB International Credit Card Co. or any of their parents, subsidiaries or affiliates. We have also licensed our foreign FTS patents in South Africa, Botswana, Namibia and Swaziland to Visa, Nedbank and First National Bank of South Africa.

     The patent position of companies like ours is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. The FTS patents and related patents that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing our product or the length of term of patent protection that we may have for our processes. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Because of the extensive time required for development and testing of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

     We hold trademarks in South Africa, Botswana, Namibia, Lesotho, Swaziland and France.

     We own the exclusive copyrights in the current version of the UEPS programs, subject to any copyrights in preexisting materials in earlier versions of the UEPS programs that are jointly owned by us and other parties under various agreements. Effective October 1, 1990, we entered into an agreement with Metrolink (Proprietary) Limited, a Nedbank subsidiary, assigning Metrolink the then-current copyrights in the UEPS programs with respect to South Africa, Namibia, Botswana, Lesotho,

Swaziland, Mozambique and Zimbabwe. Under this agreement with Metrolink, we retained the worldwide copyright rights in the UEPS programs outside of the seven listed countries, and acquired the worldwide copyright rights in the Metrolink system (later known as the Megalink system) for all countries outside of the same seven listed countries.

     In July 1997, we confirmed our joint ownership with Nedbank of the copyright ownership in the then-current UEPS programs on a worldwide basis and agreed with Nedbank that neither Nedbank nor we had any obligation to share with each other any income or other monies either of us derived from the UEPS software. Then, on July 11, 2000, we agreed again by written agreement with Nedbank that all copyrights in the then-current UEPS programs as of June 2000 would be jointly owned by Nedbank and us. Since July 2000, there have been no further agreements respecting copyright ownership in the UEPS programs. We are the sole copyright owner of all original material in the UEPS programs developed by us since July 2000.

Employees

     As of June 30, 2005, we had 1,873 employees, of whom 182 were part of our management, approximately 1,252 were employed in transaction-based activities, approximately 301 were employed in financial services and approximately 138 were employed in smart card, hardware, software and related technology sales and corporate activities. As of June 30, 2005, 107 of 296, or 36%, of our employees in the Limpopo Province who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union, or SACCAWU. We believe we have a good relationship with our employees and SACCAWU.

Available information

     We maintain an Internet website at www.net1ueps.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “SEC filings” portion of this website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     We do not own any administrative or manufacturing facilities. We lease properties throughout South Africa and our corporate headquarters are located in Johannesburg. The headquarters of our subsidiaries are located at the same address. Our subsidiaries lease one manufacturing facility, relating to the transaction-based activities segment, and 152 depots in South Africa, 55 of which relate to the transaction-based activities segment and 97 of which relate to the financial services segment. The leases expire at various dates through the year 2006 and 2010, respectively. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

     On July 20, 2005, the South African High Court had set aside the service level agreement between CPS and the Department of Health and Welfare of the Province (the “Department”). The court’s ruling followed an application by Empilweni Payout Services (LP) (Pty) Limited (“Empilweni”), a disqualified bidder for the current contract, asking the court, among other things, to set aside the action of the Limpopo Province Tender Board (the “Tender Board”) that awarded the contract to CPS. Empilweni’s application alleged that the Tender Board acted improperly in awarding the tender to CPS. Empilweni did not seek relief against CPS or allege wrongdoing by CPS. Empilweni’s application was opposed by the Tender Board, the Department, the Premier of the Province and CPS.

     The court’s ruling has been suspended as a result of a July 25, 2005 filing of leave to appeal the ruling by the Province, the Premier of the Province and the Tender Board. As a result, the contract has been reinstated pending the outcome of the appeal. Our legal counsel has also been orally advised by a representative of the Province that the Province views the contract as being in full force and effect and expects the parties to continue operating under the contract. The court had directed the Tender Board, the Department and CPS each to pay a portion of Empilweni’s costs of the action, which we believe would not be material to us. This order has also been suspended pending the outcome of the appeal.

Although the court set aside the contract, the court did not grant Empilweni’s request to direct the Tender Board to readvertise the tender or to readjudicate the tender, and in effect left it to the discretion of the Tender Board as to whether it wishes to invite new tenders. As a result of legislation passed in South Africa in 2004, the South African government is working toward the establishment of the South African Social Security Agency, the primary purpose of which is to consolidate at the central government level the administration of social welfare grants rather than continue to perform it at the provincial level. In light of this legislation, we believe that it is not likely that the Tender Board will decide to invite new tenders although there can be no assurance that it will not do so. If the Tender Board does decide to invite new tenders, the tender invitations will only be published after the resolution of the appeal process which is expected to take at least several months. We believe that the advertising, adjudication and award of such tender would likely take at least one year. We expect that we will continue performing under the Limpopo contract during this entire period.

     There have been reports in the South African press, first reported in 2004 and more recently in articles relating to the setting aside of the Limpopo contract, that the Directorate of Special Investigations, a South African government agency established to investigate bribery and corruption, has been investigating allegations that Northern Corporate Investment Holdings, a former shareholder in CPS, made payments to a trust through which the African National Congress in the Province and a former premier of the Province may have benefited. We have fully cooperated with the investigating authorities by providing requested documentation. We have no reason to believe that it or its officers, directors, employees or agents have done anything to warrant investigation in this regard or that it or they are targets of the investigation.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Since August 3, 2005, our common stock has been quoted on the Nasdaq National Market under the symbol “UEPS”. Prior to August 3, 2005, our common stock was quoted on the OTC Bulletin Board, or OTCBB. From December 2000 until June 10, 2005, our OTCBB symbol was “NUEP.OB and from June 13, 2005, the effective date of our 1 for 6 reverse stock split, until August 2, 2005, our OTCBB symbol was NOUT.OB.”

     As of August 31, 2005, there were 50 shareholders of record of our common stock.

     The following table sets forth the high and low bid quotations of our common stock for the periods indicated after giving effect to the reverse stock split that became effective June 13, 2005. All high and low bid quotations prior to this June 13, 2005, have been retroactively restated to show the effects of the one-for-six reverse stock split. These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

Period	High	Low
Quarter ended September 30, 2003	$14.40	$11.40
Quarter ended December 31, 2003	$40.80	$13.32
Quarter ended March 31, 2004	$60.90	$31.32
Quarter ended June 30, 2004	$64.20	$9.00
Quarter ended September 30, 2004	$14.10	$6.66
Quarter ended December 31, 2004	$16.20	$5.94
Quarter ended March 31, 2005	$21.30	$10.56
Quarter ended June 30, 2005	$18.60	$13.68

     Our transfer agent is The Bank of New York, One Wall Street, New York, New York, 10286.

     We have not paid any dividends on our shares of common stock since incorporation and presently intend to retain future earnings to finance the expansion of the business. We do not anticipate paying any cash dividends in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read together with Item 7-- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8- “Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Data
(in $ thousands, except per share data)

	Year Ended June 30
	2005	2004	2003	2002	2001
Revenue	176,290	131,098	74,924	51,793	73,243
Cost of goods sold, IT processing, servicing and support	50,682	39,134	25,935	14,170	21,983
General and administrative charges(1)	45,897	39,677	26,399	21,637	36,779
Depreciation & amortization(1)	6,591	5,676	3,323	3,128	-
Costs related to public offering and Nasdaq listing	1,817	-	-	-	-
Reorganization costs(2)	-	11,113	-	-	-
Operating income(3)	71,303	35,478	19,267	12,858	14,641
Interest, net	2,389	3,640	2,600	1,381	1,443
Income before taxes	73,692	39,118	21,867	14,239	16,084
Income tax expense	29,666	25,927	9,473	5,554	7,100
Income from continuing operations	44,562	13,278	11,942	8,518	8,069
Net income attributable to shareholders(4)	44,562	13,278	13,117	8,518	8,069
Net income from continuing operations per share (5):
Basic (cents)	81.4	39.6	37.2	27.0	24.0
Diluted (cents)	79.6	38.4	37.2	27.0	24.0
Cash dividend per share (cents)(6)	-	114.0	12.0	8.0	-

(1) Prior to 2002, we recorded depreciation and amortization as part of general and administrative charges. For the year ended June 30, 2001, general and administrative charges included $3.7 million related to depreciation and amortization. Beginning in 2002, we began to present depreciation and amortization as a separate line item.
(2) As a result of the Aplitec transaction, we incurred legal, accounting, regulatory and other professional fees. The reorganization costs also include a charge of $4.4 million related to other stock based awards issued to directors and other employees.
(3) Includes $160,000 of other operating income for the year ended June 30, 2001.
(4) Net income attributable to common shareholders for 2003 includes an extraordinary item of $0.9 million and the results of a change in accounting policy of $0.3 million as a result of the adoption and application of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.
(5) Basic and diluted earnings per share have been restated as a result of the Aplitec transaction and the one-for-six reverse stock split.
(6) Cash dividend per share has been restated as a result of the Aplitec transaction and the one-for-six reverse stock split. Cash dividend per share for 2004 has been calculated based on 32,161,190 (pre-reverse stock split - 192,967,138) Aplitec shares and represents the dividend paid to shareholders of Aplitec as a result of the transaction.

Additional Operating Data:
(in $ thousands)

	Year ended June 30,
	2005	2004	2003	2002	2001
Cash flow from operating activities	38,142	41,895	17,644	11,753	19,005
Operating income margin	40%	27%	26%	25%	20%
Capital expenditures	3,436	2,802	6,712	1,919	3,640

Consolidated Balance Sheet Data:
(in $ thousands)

	Year Ended June 30,
	2005	2004	2003	2002	2001
Cash and cash equivalents	107,749	80,282	54,313	32,150	27,033
Total current assets	150,664	117,412	78,705	45,480	43,163
Total assets	181,754	152,632	98,359	56,496	59,575
Total current liabilities	34,353	47,831	19,861	10,178	9,929
Total debt	-	252	-	-	-
Total shareholders’ equity	137,002	95,588	70,504	41,724	45,033

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Item 6 — “Selected Consolidated Financial Data” and Item 8 — “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Risk Factors.” In accordance with U.S. generally accepted accounting principles, or US GAAP, we accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquirer for accounting purposes. Therefore, for all periods after June 7, 2004, our consolidated financial statements and the discussion and analysis below reflect the operations of Net1 and its consolidated subsidiaries and, for prior periods, reflect the operations of Aplitec and its consolidated subsidiaries, but not NUEP.

Overview

     We provide our universal electronic payment system technology as an alternative payment system to the un-banked and under-banked populations of developing economies. We believe that we are the first company worldwide to implement a system that can enable the estimated four billion people who generally have limited or no access to a bank account to effect affordably electronic transactions with one another, government agencies, employers, merchants and other financial services providers. To do this, we have developed and deployed the universal electronic payment system, or UEPS. This system uses secure smart cards that operate in real time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can enter into transactions at any time with other card holders in even the most remote areas so long as a portable offline card reader is available. In addition to payments and purchases, our system can be used for banking, health care management, international money transfers, voting and identification.

     South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. According to estimates made by Statistics South Africa, as of mid-2005, South Africa has a population of approximately 46.9 million people, of which an estimated 50% live below the poverty line. The South African unemployment rate is estimated at approximately 26.5% . The success we have achieved in South Africa since commencing operations in December 1997 has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our card holders with affordable functionality and lifestyle improvement. The South African government is also actively involved in a number of initiatives which may present us with opportunities to export our South African achievements, such as the New Partnership for Africa’s Development and the India-Brazil-South Africa Dialogue Forum, which is currently considering the establishment of an economic trade bloc between these three countries.

     On the African continent outside South Africa, we have implemented our systems at the request of a variety of customers in Ghana, Rwanda, Burundi, Malawi and Mozambique, which are some of the poorest countries in the world. In Malawi, our system has been implemented by the Reserve Bank of Malawi as a national payment system. We are not actively involved as either investors or operators in any of these systems, but we believe that our experience and success in South Africa, together with our understanding of trade in Africa, will permit us to take advantage of new opportunities both in and outside South Africa, which in some instances, may involve acquiring a minority ownership position in these owners and operators.

Description of Our Business and Operating Segments

     We analyze our business and operations in terms of four inter-related but independent operating segments: (1) transaction-based activities, (2) smart card accounts, (3) financial services, and (4) hardware, software and related technology sales. In addition, corporate eliminations is a fifth segment which we analyze and which consists of corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations. Prior to the quarter ended March 31, 2005, we included the portion of the fee we earn from provincial governments that relates to the provision of a smart card account to each social welfare recipient in our financial services operating segment. However, we have recently started analyzing separately the revenues generated from providing a smart card account, and therefore, we have expanded our operating segment analysis to include the fee we earn from provision of the smart card accounts in a separate segment. We have restated our operating segment information for prior periods in order to provide comparability between periods.

     Transaction-Based Activities

     The transaction-based activities operating segment consists primarily of our contracts to distribute social welfare payments in South Africa through our subsidiary Cash Paymaster Services (Proprietary) Limited, or CPS, and its operating subsidiaries. CPS’s operating subsidiaries utilize the UEPS technology to administer and distribute social welfare grants in five of South Africa’s nine provinces. Revenues from transaction-based activities include all fees that we earn from provincial governments and participating retail merchants from recurring UEPS transactions that we process through our back-end system, such as the payment of social welfare grants, debit orders, payment of wages, point of sale spending, distribution of medicine, money transfers and prepayment of utility bills. The expenses associated with transaction-based activities are primarily variable expenses such as security and guarding expenses we incur to help insure the security of the cash we transport and the safety of our employees who transport the cash, banking fees we incur when we withdraw and redeposit cash, insurance and fixed expenses such as salaries and property rental.

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

     South African social welfare grants consist of eight different grant types, including social security, child support and disability grants. During the second and third quarters of the year ended June 30, 2004, respectively, the KwaZulu-Natal and Northern Cape provincial governments extended their contact with us for distribution of social welfare grants in that province. The KwaZulu-Natal extension expires on December 31, 2005 and the Northern Cape extension expires on June 30, 2006. Provincial government contracts are typically awarded for a period of three years, with an option by the provincial government to extend the contract for an additional two years. In July 2005, the North West provincial government extended their contract for six months to December 31, 2005.

     The following table shows the current status of each of our provincial government contracts:

	KwaZulu-Natal	Limpopo	North West	Northern Cape	Eastern Cape
Original year of contract award	1992	1996	1995	1997	2002
Date acquired by Net 1	October 1998	October 1998	October 1998	October 1998	n/a
Date of first Net 1 contract	January 2000	December 2003	July 2000	January 2000	November 2003
UEPS smart card implementation date	January 2000	January 2004	October 2000	September 2001	November 2003
Merchant acquiring rollout date	December 2004	March 2005	n/a	July 2004	October 2004
Current contract expiration date (including extensions)	December 2005	November 2006	December 2005	December 2006	November 2005
Further possible extensions	Negotiable	2 years	Negotiable	Negotiable	2 years
Number of beneficiaries paid by CPS (as of June 30, 2005)	1,428,494	889,833	259,602	127,998	647,676

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

     Historically, due to the limited number of services available, almost all of the beneficiaries have downloaded the value of their grant payments onto their smart cards and then immediately accessed the full amount as cash. Our revenue has therefore been limited to fees we earn on the loading and redemption of value on the cards as well as the registration of beneficiaries rather than the provision of other services. We are, however, aggressively expanding the services available to beneficiaries to include debit orders, point of service spending and money transfers. We believe that by making these services available to beneficiaries, we have the potential to earn additional revenues in the future.

     As of June 30, 2005, we have deployed our UEPS retail application into merchant stores throughout the Northern Cape, Eastern Cape, KwaZulu-Natal and Limpopo provinces of South Africa. The system allows all our card holders to load their social welfare grants or salaries onto their smart cards at any participating merchant. Once their smart cards have been loaded, card holders have the flexibility to either purchase goods or receive cash offline.

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

     Smart Card Accounts

     Our smart card accounts operating segment derives revenue from the provision of smart card accounts to our card holders, which currently primarily consist of social welfare grant beneficiaries. As described under “Transaction-Based Activities” above, we provide a smart card account to all social welfare beneficiaries to whom we distribute payments. A portion of the fee we earn for the delivery of the service is for the provision of the smart card account and is therefore included in the smart card accounts operating segment. The fixed costs included in this operating segment are primarily computer equipment-related and personnel costs associated with the operation of the smart card accounts.

     Financial Services

     Our financial services operating segment derives revenues from providing financial services to card holders through our smart card delivery channel. These financial services consist primarily of short-term loans and life insurance products. We provide the loans ourselves and generate revenue from the interest earned on these loans. We sell life insurance products on behalf of registered underwriters and earn revenue through the commissions we receive on the sale of policies. The fees we earn for the collection of insurance policy premiums through our debit order system is included in the transaction-based activities operating segment. We plan to grow and develop this business by launching new products into the provinces in which we administer social welfare grants. The fixed expenses associated with the financial services operating segment consist primarily of costs of administrative personnel and depreciation of computer equipment.

     We also operate a traditional microlending business with approximately 100 branches located throughout South Africa. These branches extend short-term loans for periods ranging from 30 days up to six months, with the majority of loans being 30-day loans. The fixed costs associated with the provision of these accounts are primarily the leasing of office premises and salaries associated with the provision of microlending loans.

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

     •      ongoing software and hardware support/maintenance; and

     •      license fees.

     One of our largest customers in this segment is Nedbank Limited, one of South Africa’s largest banks by asset size. We have an arrangement with Nedbank relating to the outsourcing of its entire POS device management system, front-end switching Stratus computer platform, software development, smart cards and POS device maintenance. We also supply hardware to Nedbank in the form of POS devices and card readers.

Description of Income Statement Line Items

     Cost of Goods Sold, IT Processing, Servicing and Support

     Cost of goods sold, IT processing, servicing and support includes all costs we incur to provide our systems. The most significant elements of these costs include (1) security and guarding expenses which we incur to help protect the security of the cash we transport and the safety of our employees who transport the cash, (2) banking expenses we incur when we withdraw and redeposit cash, (3) transportation expenses we incur, including fuel, maintenance and insurance for the automotive vehicles that travel throughout the provinces to distribute social welfare payments, (4) personnel expenses other than for our executive and administration employees, (5) rental and utilities for the facilities we operate and (6) inventory expenses, which consist primarily of spare parts to perform hardware repairs.

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

     Costs Related to Public Offering and Nasdaq Listing

     These costs consist of the portion of the legal, accounting, regulatory and filing fees and other expenses incurred prior to June 30, 2005, related to the August 2005 public offering and Nasdaq listing.

     Reorganization Charges

     These expenses consist primarily of fees we incurred in connection with the Aplitec transaction, including financial advisory fees, legal and accounting fees, printing expenses and filing fees.

     Interest Income

     Interest income consists of interest we receive on our surplus cash in our bank accounts, net of the interest we pay on short-term borrowings. Interest income we earn from our business of providing short-term loans is included in revenue and is not included in interest income.

     Income Taxes

     We account for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events we recognize in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The tax rate in South Africa varies depending on whether income is distributed. The income tax rate is currently 30%, but upon distribution an additional tax of 12.5% is due based on the amount of dividends declared, net of dividends received during a dividend cycle. In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As at June 30, 2005, the change in the rate had not been promulgated by parliament in South Africa and thus is not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. The rate was promulgated on July 19, 2005, which has resulted in a decrease in our distributed rate from 37.78% to 36.89% . The effect of this change will be shown in the first quarter of 2006 in our taxation charge.

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

Current Trends Affecting Our Business

     Government decision making

     We currently derive a significant portion of our revenues from our contracts with various South African provincial governments. The national South African government passed legislation in 2004 for creation of the South African Social Security Agency, or SASSA. The primary purpose of SASSA is to consolidate at the central government level the administration of social welfare grants. We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that this consolidation could lead to our losing our current contracts if the SASSA decides to appoint a single contractor to provide social welfare grant distribution and we were not chosen. During this transition period, our existing provincial government contracts will continue to be governed by their respective terms.

     When a provincial government contract expires, whether at its originally scheduled expiration date or at the end of any applicable extension period, we must successfully re-tender in order to retain the contractual relationship. Usually, such a tender must be submitted as part of a competitive tender process. The fact that we previously held a particular contract does not necessarily mean that it will be awarded to us again. To date, we have successfully renewed every provincial government contract which we have been awarded. In addition, there have been occasions when a contract has not been formally renewed prior to its originally scheduled expiration date or expiration of the extension period, but in each of these cases, we and the provincial government have continued to operate under the terms of the expired contract until execution of a new contract.

     Rate of adoption by system participants

     An important factor in the growth of our business is the rate at which system participants use our system to effect transactions with our smart cards, which in turn depends on our success in placing POS devices at the locations of retailers where our card holders can load and spend their social welfare grants or salaries and the rate at which smart card holders effect transactions through those POS devices. We believe that increased use of our system by participants will result in a significant improvement in the lifestyle of our card holders and at the same time will reduce our costs of delivering social welfare grants in cash to beneficiaries. Beginning in July 2004, we began the rollout of our merchant acquiring system and as of June 30, 2005, we had begun enrolling participating retailers in the Northern Cape, Eastern Cape, KwaZulu-Natal and Limpopo provinces. In each case, we conducted this rollout in consultation with the provincial governments and community participants to ensure a smooth and efficient implementation. We measure our success in achieving increased participant use of our system by tracking the number of new POS devices installed, the number of new participating retailer locations and the total value of transactions processed through these POS devices. During the first quarter of 2005, we enrolled 265 retail merchants and installed 340 POS devices at their locations. During the second quarter of 2005, we enrolled 435 retail merchants and installed 926 POS devices at their locations. In the third quarter of 2005, we enrolled 741 retail merchants and installed 1,140 POS devices at their locations. During the fourth quarter of 2005, we enrolled 439 retail merchants and installed 829 POS devices at merchant locations.

     The following chart shows the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices during the year ended June 30, 2005, by pay cycle:

     The following graph shows the number of beneficiary grants loaded at merchant locations, per pay cycle, for the year ended June 30, 2005:

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

Critical Accounting Policies

     Our annual financial statements have been prepared in accordance with US GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques. Management believes that the following accounting policies are critical due to the degree of estimation required and the impact of these policies on the understanding of the results of our operations.

     Deferred Taxation

     We estimate our tax liability through the calculations done for the determination of our current tax liability when tax returns are filed, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that we believe recovery is unlikely, we create a valuation reserve. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on estimates and assumptions. Management has considered future taxable income over a 5 year forecasting period and ongoing feasible tax strategies in determining the need for the valuation allowance, but in the event that we were to determine that we would be able to realize deferred tax assets in the future, a valuation allowance may not be required which would increase net income in the period that such determination is made.

     Accounts Receivable and Provision for Doubtful Debts

     We maintain a provision for doubtful debts in our microlending business resulting from the inability of certain of our clients to make the required payments. Our current policy is to provide for the full outstanding amount for all debts which are outstanding for 150 days and longer. As of June 30, 2005, the full amount of such debt outstanding totaled $7.8 million (ZAR 51.9 million), which is an 11% decrease, in rand terms, over the amount outstanding at June 30, 2004 ($9.3 million or ZAR 58.4 million). We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our clients to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each client.

     Research and Development

     Our business activities and product offerings depend on our proprietary UEPS software. As a result, we have a large group of software engineers and developers who are constantly revising and improving the core UEPS software. We account for the development cost of software intended for sale to licensees in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86.. SFAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs in fiscal 2005 or fiscal 2004 particularly because the main part of our development is the enhancement and upgrading of existing products.

     We account for the costs to develop software for our internal use in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1, issued by the AICPA. SOP 98-1 requires these costs to be expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

     A significant amount of judgment is required to separate research costs, new development costs and ongoing development costs based as the transition between these stages. A multitude of factors need to be considered by management, including an assessment of the state of readiness of the software and the existence of markets for the software. The possibility of capitalizing development costs in the future, within the criteria set by SFAS 86 or SOP 98-1, may have a material impact on the group’s profitability in the period when the costs are capitalized, and in subsequent periods when the capitalized costs are amortized.

Recent accounting pronouncements

     Recent pronouncements adopted

     On March 3, 2005, the FASB issued FASB Staff Position, or FSP, FIN 46(R)-5 Implicit Variable Interests under FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities. The FSP requires a reporting enterprise to consider whether it holds an implicit variable interest in the variable interest entity, or VIE, or potential VIE. The determination of whether an implicit variable interest exists involves determining whether an enterprise may be indirectly absorbing or receiving the variability of the entity. The FSP is effective in the first reporting period beginning after March 3, 2005. The adoption of the FSP by us has not had an impact on our overall results of operations or financial position.

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

     In June 2005 the Emerging Issues Task Force (EITF) reached consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination", or EITF 05-6. EITF 05-6 requires leasehold improvements acquired in a business combination to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. Additionally, the Issue requires improvements placed in service significantly after and not contemplated at or near the beginning of the lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective immediately. The adoption of EITF 05-6 has had no material impact on our consolidated financial position, results of operations or cash flows.

     Recent pronouncements not yet adopted as of June 30, 2005

     FASB Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No.123R was issued in December 2004 and replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from July 1, 2005. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The SFAS No. 123 pro forma disclosures given in Note 2 to the consolidated financial statements show the impact of the Company adopting SFAS No. 123R in prior periods. As required by FAS 123R the we will adopt the modified-prospective method effective July 1, 2005.

     FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued on May 30, 2005. The new statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. We plan to adopt the new statement in the first quarter of our new fiscal year, beginning July 1, 2005.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Actual exchange rates		Year ended June 30,
	2005	2004	2003
ZAR : $ average exchange rate	6.2219	6.9001	9.0568
Highest ZAR : $ rate during period	6.9473	7.8030	12.3300
Lowest ZAR : $ rate during period	5.5350	6.0576	6.9900
Rate at end of period	6.6840	6.2750	7.4700

     Translation exchange rates

     We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2005, 2004 and 2003, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

		Year ended
		June 30,
	2005	2004	2003
Income and expense items: $1 = ZAR .	6.2096	6.9183	9.0568

Balance sheet items: $1 = ZAR	6.6840	6.2750	7.4700

Results of operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with U.S. GAAP. Prior to the fourth quarter of 2005, we discussed our results of operations by operating segment based on amounts in South African GAAP, or SA GAAP, because the internal financial reporting that was used by our chief operating decision maker to evaluate segment performance was prepared on an SA GAAP basis. Beginning in the fourth quarter of 2005, our chief operating decision maker began evaluating segment performance in accordance with US GAAP. Therefore, we now present both our consolidated overall results of operations and our results of operations by operating segment based on amounts in U.S. GAAP, and we have accordingly restated prior periods.

     Additionally, our discussion analyzes our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

     Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

     There are four factors which significantly impacted our results of operations during the periods presented:

     •      fluctuations in the exchange rate between the South African rand, or ZAR, which is our functional currency, and the U.S. dollar, which is our reporting currency;

     •      commencement during the first quarter of the Nedbank project to deliver POS devices and the conclusion of the project during the third quarter;

     •      higher volumes in transaction-based activities and financial services; and

     •      charges related to our public offering and listing on the Nasdaq National Market.

     Our earnings per share of common stock and linked units for the year ended June 30, 2005, reflects the full impact of all new shares of common and special convertible preferred stock issued in connection with the Aplitec transaction. The calculation of earnings per share for the year ended June 30, 2005, is based on 54.7 million weighted average number of shares outstanding, which as at June 30, 2005, which comprised 27,984,394 shares of common stock and 26,733,521 shares of special convertible preferred stock. The weighted average number of shares we used to calculate earnings per share for the year ended June 30, 2004, was 33.6 million, which comprised 1.4 million shares of common stock and 32.2 million shares of special convertible preferred stock. We discuss under the non-GAAP measures heading below how our earnings per share for the year ended June 30, 2005, 2004 and 2003, would have been affected if all 54.7 million shares had been outstanding on July 1, 2002.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
	(US GAAP)
	Year ended June 30,
	2005	2004	$ %
	$ ’000	$ ’000	change
Revenue	176,290	131,098	34%
Cost of goods sold, IT processing, servicing and support.	50,682	39,134	30%
General and administration	45,897	39,677	16%
Depreciation and amortization	6,591	5,676	16%
Costs related to public offering and Nasdaq listing	1,817	-
Reorganization charges	-	11,133
Operating income	71,303	35,478	101%
Interest income, net	2,389	3,640	-34%
Income before income taxes	73,692	39,118	88%
Income tax expense	29,666	25,927	14%
Net income before earnings from equity accounted
investment	44,026	13,191	234%
Earnings from equity accounted investment	536	87	516%
Income from continuing operations	44,562	13,278	236%

Net income	44,562	13,278	236%

	In South African Rand
	(US GAAP)
	Year ended June 30,
	2005	2004	ZAR
	ZAR	ZAR	%
	’000	’000	change

Revenue	1,094,688	898,768	22%
Cost of goods sold, IT processing, servicing and support.	314,714	265,003	19%
General and administration	285,001	274,497	4%
Depreciation and amortization	40,927	39,268	4%
Costs related to public offering and Nasdaq listing	11,283	-
Reorganization charges	-	77,021
Operating income	442,763	242,979	82%
Interest income, net	14,835	25,183	-41%
Income before income taxes	457,598	268,162
Income tax expense	184,214	179,371	3%
Net income before earnings from equity accounted
investment	273,384	88,791	208%
Earnings from equity accounted investment	3,328	602	453%
Income from continuing operations	276,712	89,393	210%

Net income	276,712	89,393	210%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the year ended June 30, 2005, was primarily due to the delivery of POS devices to Nedbank and the higher volumes in our transaction-based activities and financial services operating segments. The increase in depreciation and amortization for the year ended June 30, 2005 was due, in part, to the inclusion of the NUEP intangibles for the full year.

     The increase in operating income margin to 40% for the year ended June 30, 2005, from 27% for the year ended June 2004, was primarily due to improved efficiencies across all activities, performance of the Nedbank contract mentioned above and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province. We anticipate that as we continue to enroll participating retailers in our system, we will experience increased utilization of the installed base of our POS devices, which should result in further improvements in our operating income margins.

     In addition, we incurred significant time and expense in 2005 in order to implement and comply with the provisions of the Sarbanes Oxley Act of 2002, or SOX, particularly Section 404 of SOX. These expenses are included in the General and Administration expenses line-item and include the appointment of permanent staff to implement and oversee our initial and continued compliance with SOX, consulting fees of $0.7 million (ZAR 4.6 million) paid to external advisors and external audit costs related to the attestation of our compliance. Our continued compliance with SOX may require similar levels of internal and external time and expense in the future. During the fourth quarter of fiscal 2005, we began the process of the public offering and Nasdaq listing described above. As of June 30, 2005, we had incurred expenses related to legal fees, printing costs, registration and filing and accounting fees in connection with this process totaling approximately $1.8 million. This offering and listing were completed in early August 2005, and we will incur additional costs related to this transaction in the first quarter of 2006.

          Interest Received and Finance Costs

     Interest received consists of interest received on our surplus cash, while finance costs consist of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $37.4 million (ZAR 250 million) for the KwaZulu-Natal contract and $40.4 million (ZAR 270 million) for the Eastern Cape contract. The funding requirements are at peak levels for the first two weeks of every month during the year. The pre-funding requirement for the KwaZulu-Natal and Eastern Cape contracts has increased and resulted in higher finance costs. However, these increased expenses were partially offset by the decrease in the South African prime overdraft rate from an average of approximately 12% per annum during the year ended June 30, 2004 to approximately 11% per annum during the year ended June 30, 2005. Thus, finance costs for the year ended June 30, 2005, increased from $11.8 million (ZAR 81.5 million) in 2004 to $14.0 million (ZAR 86.8 million) in 2005.

     Analysed in ZAR, interest on surplus cash for the year ended June 30, 2005 decreased to $16.4 million (ZAR 101.7 million) from $15.4 million (ZAR 106.4 million) for the comparable period during the prior year due to the lower prime overdraft rate during the 2005 period.

          Taxation

     Total tax expense for the year ended June 30, 2005 was $29.7 million (ZAR 184.2 million) compared with $25.9 million (ZAR 179.4 million) during the same period in the prior year. The increase was due to our increased profitability in all segments. In addition, for the year ended June 30, 2004, we incurred significant once off capital gains taxes and other non-deductible expenditure related to the Aplitec transaction which result in a higher effective tax rate.

     In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As at June 30, 2005, the change in the rate had not been promulgated by parliament in South Africa and thus is not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. The rate was promulgated on July 19, 2005, which will result in a decrease in our distributed rate (i.e. the statutory rate plus the effects related to a charge for Secondary Tax on Companies, which is currently 12.5%) from 37.78% to 36.89%. The effect of this change will be shown in the first quarter of 2006 in our taxation charge.

     The effect of this change on our deferred tax balances reported as of June 30, 2005, is as follows:

	Deferred	Deferred
	taxes at	taxes at	Expected
	37.78%	36.89%	change
	$ ‘000	$ ‘000	$ ‘000

Deferred tax assets	3,354	3,275	79

Deferred tax liabilities	10,399	10,154	245

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

	In United States Dollars (US GAAP)
	Year ended June 30,
	2005	% of	2004	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	103,653	59%	86,794	66%	19%
Smart card accounts	34,931	20%	23,065	18%	51%
Financial services	20,215	11%	16,633	13%	22%
Hardware, software and related technology sales	17,491	10%	4,606	3%	280%
Total consolidated revenue	176,290	100%	131,098	100%	34%
Consolidated operating income (loss):
Transaction-based activities	44,233	62%	23,713	67%	87%
Smart card accounts	15,878	22%	10,460	29%	52%
Financial services	9,316	13%	6,778	19%	37%
Hardware, software and related technology sales	5,689	8%	1,232	3%	362%
Corporate/ Eliminations	(3,813)	(5)%	(6,705)	(18)%	(43)%
Total consolidated operating income	71,303	100%	35,478	100%	101%

		In South African Rand (US GAAP)
	Year ended June 30,
	2005		2004
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	643,642	59%	592,255	66%	9%
Smart card accounts	216,907	20%	159,572	18%	36%
Financial services	125,527	11%	115,077	13%	9%
Hardware, software and related technology sales	108,612	10%	31,864	3%	241%
Total consolidated revenue	1,094,688	100%	898,768	100%	22%
Consolidated operating income (loss):
Transaction-based activities	274,669	62%	164,089	68%	67%
Smart card accounts	98,596	22%	72,533	30%	36%
Financial services	57,849	13%	46,696	19%	24%
Hardware, software and related technology sales	35,326	8%	8,525	4%	314%
Corporate/ Eliminations	(23,677)	(5)%	(48,864)	(21)%	(52)%
Total consolidated operating income	442,763	100%	242,979	100%	82%

          Transaction-based activities

     In U.S. dollars, revenues increased by 19% for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by 87% for the year ended June 30, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 9% for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by 67% for the year ended June 30, 2005, from the comparable period in 2004.

     These increases in revenues and operating income were due primarily to the rollout of our merchant acquiring system which began in July 2004, implementation of transacting ability at participating retailers' POS devices, full operation of the Eastern Cape provincial contract and higher volumes from our other provincial contracts. We discuss these factors in more detail below.

     •      Rollout of our merchant acquiring system: During July 2004, we began a major drive to install POS devices in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these amounts on goods and services, without the need to convert the full amount to cash, represents the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices will result in a significant improvement in the lifestyle of our card holders, while reducing our costs to deliver social welfare grants in cash to these individuals. The number of POS devices installed, the number of new UEPS participating retail locations and the total value of transactions processed through these terminals is summarized in the table below:

	Three months ended
	Sept.	Dec.	Mar.	Jun.	Total Year to
	2004	2004	2005	2005	Date
		NC and	NC, EC	NC, EC, KZN,	NC, EC, KZN,
Province included (1)	NC	EC	and KZN	L and NW	L and NW
POS devices installed	340	926	1,140	829	3,235
Number of new UEPS
participating retail
locations	265	435	741	439	1,880
Value of transactions
processed through POS
devices (in $ ’000)	3,563	10,596	45,529	87,643	147,331
Value of transactions
processed through POS
devices (in ZAR ’000).	22,711	64,518	273,800	559,988	921,017

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West

     •      Full operation of Eastern Cape contract: During the first two quarters of fiscal 2004, the implementation of our social welfare grant payment system in the Eastern Cape Province was not fully operational. We processed 7,410,272 transactions during the year ended June 30, 2005, compared with 5,482,237 transactions during the year ended June 30, 2004.

     •      Higher volumes from our other provincial contracts: We have experienced growth in most of the other provinces where we administer payments of social welfare grants. This growth has been mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants, and a significant increase in the number of disability grants approved by the various provincial governments. In total, the volume of payments processed during the year ended June 30, 2005 increased 17.93% to 39,433,576 from the comparable period during 2004.

     The higher volumes under existing provincial contracts during the year ended June 30, 2005, as well as average revenue per grant paid, are detailed below:

Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2005	2004	2005	2004
Province	2005	2004	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal	16,774,940	14,037,541	2.88	2.68	17.85	18.52
Limpopo	10,635,232	9,402,141	2.47	2.29	15.34	15.84
North West	3,153,868	3,127,808	2.65	2.42	16.43	16.73
Northern Cape	1,459,264	1,389,735	3.13	2.81	19.41	19.41
Eastern Cape.	7,410,272	5,482,237	1.99	1.88	12.35	13.00
Total	39,433,576	33,439,462

     (1) Average Revenue per Grant Paid excludes $ 0.89 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.79 (ZAR 5.50) related to the provision of smart card accounts.

     The decrease in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to the introduction of more low value child support grants during fiscal 2005. As we charge a percentage of the total amount distributed in KwaZulu-Natal, the introduction of more lower value grants will result in a decrease in the average revenue per grant paid.

     The decrease in the Average Revenue per Grant Paid in Limpopo is due to the once-off registration fees charged during the bulk enrollment of beneficiaries in fiscal 2004, when we commenced with the new contract in this province. The fee charged for payment is significantly less than the fee charged for registration.

     The decrease in the Average Revenue per Grant Paid in North West is primarily due to the introduction of more low value child support grants during fiscal 2005. Our fee for the payment of child support grants in the North West province is lower than the fee charged for all other grant types.

     The decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to the once-off registration fees charged during the bulk enrollment of beneficiaries during the first half of fiscal 2004, when we were in the process of implementing our solution in this province. The fee charged for payment is significantly less than the fee charged for registration.

     Operating income margin for the year ended June 30, 2005 increased to 43% from 28% for the year ended June 30, 2004. These profit margin improvements were mainly due to:

     •      the increased volumes as detailed in the table above;

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

          Smart card accounts

     In U.S. dollars, revenues increased by 51% for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by 52% for the year ended June 30, 2005, from the comparable period in 2004.

     In ZAR, revenues and operating income each increased by 36% for the year ended June 30, 2005, from the comparable period in 2004.

     Operating income margin from providing smart card accounts was fairly constant at 45% for each of the years ended June 30, 2005 and 2004.

     Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,353,603 smart card-based accounts were active at June 30, 2005, compared to 3,066,581 active accounts as at June 30, 2004. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

          Financial services

     In U.S. dollars, revenues increased 22% for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by 37% for the year ended June 30, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 9% for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by 24% for the year ended June 30, 2005, from the comparable period in 2004.

     Revenues from UEPS-based lending improved as a result of growth in our loan portfolio as we expanded the areas where this service is offered. By contrast, the loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business aggressively.

     Our current UEPS-based lending portfolio comprises loans made to elderly pensioner in some of the provinces that distribute grants. We insure the UEPS-based lending book against default and thus no provision is required. UEPS-based lending is considered less risky as the grants are distributed to these lenders by ourselves and these loans are insured. An allowance for doubtful traditional microlending loans is established for all traditional microlending loans where it is considered likely that all or a portion of the principal amount of the loan or interest thereon will not be repaid by the borrower. Default is considered likely after a specified period of repayment default, which is generally not more than 150 days. The provision is assessed based on a review by management of the ageing of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

     The key indicators of these businesses are illustrated below:

	As at June 30,
	2005	2004		2005	2004
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable
– gross	7,212	12,609	(43)%	48,208	79,124	(39)%
Allowance for doubtful
finance loans
receivable	(3,636)	(8,352)	(56)%	(24,308)	(52,410)	(54)%
Finance loans
receivable – net	3,576	4,257	(16)%	23,900	26,714	(11)%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
provisions)	4,184	5,043	(17)%	27,967	31,647	(12)%

Total finance loans
receivable, net	7,760	9,300		51,867	58,361

     During the latter half of the third quarter and throughout the fourth quarter of 2005 the management of our traditional microlending businesses reviewed our long outstanding finance loans. As a result of this review, management determined that $5.5 million (ZAR 34.3 million) finance loans outstanding were not recoverable. These loans had been provided for in full in the allowance for doubtful finance loans receivable. Management began authorizing the write-off of these finance loans in the latter half of the third quarter and in the fourth quarter of 2005. This write-off has resulted in a decrease in the gross amount outstanding as well as in the allowance for doubtful finance loans receivable compared with the balances as at June 30, 2004. These write-offs had no effect on the statement of operations as they had been fully provided for previously. Our policy for providing for doubtful finance loans has not changed.

     Operating income margin for the financial services segment increased to 46% for the year ended June 30, 2005 from 41% for the year ended June 30, 2004, primarily due to the change in the composition of the lending portfolio from the lower margin and higher risk traditional microlending to the higher margin and lower risk UEPS-based lending. The provision of UEPS-based lending is volume driven and profitability improves as volumes increase, as most costs are fixed. During fiscal 2005, we have substantially reduced the staff cost associated with UEPS-based lending, as the fixed-term contracts of staff members who assisted in the establishment of this initiative expired. The change in the contribution to segment revenue and the change in the operating income margin of UEPS-based lending and traditional microlending for the year ended June 30, 2005 and 2004 are illustrated in the table below:

	Year ended June 30,
	2005		2004
	% of	Profit	% of	Profit
	total	margin	total	margin
	revenue	%	revenue	%
Traditional microlending	53%	18%	59%	27%
UEPS-based lending	47%	79%	41%	66%
	100%		100%

     In July 2005 we announced that Cell C (Proprietary) Limited, a mobile telephony service provider in South Africa, has chosen our solution as the transaction payment system for its planned roll-out of approximately 52,000 public cellular pay phones that will provide lower income consumers with telephone access at reduced rates. We believe the implementation of this project in the latter half of the first quarter of 2006 could provide us, when fully operational, with up to 10,000 access points through which we will be able to market and sell our financial products in the future.

          Hardware, software and related technology sales

     In U.S. dollars, revenues increased by $12.9 million for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by $4.5 million for the year ended June 30, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by ZAR 76.6 million for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by ZAR 26.8 million for the year ended June 30, 2005, from the comparable period in 2004.

     These increases were due primarily to revenues earned from commencement of our contract to supply Nedbank with 18,500 POS devices, 5,600 pin-pads and 66,000 merchant smart cards. Total revenues from this contract were $10.4 million for the year ended June 30, 2005 (approximately ZAR 63.6 million). As anticipated, we completed this project during the third quarter of fiscal 2005. Hardware sales of this nature are infrequent, and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future.

          Corporate/ Eliminations

     In U.S. dollars, operating loss decreased by 43% for year ended June 30, 2005, from the comparable period in 2004.

     In ZAR, operating loss decreased 52% for the year ended June 30, 2005, from the comparable period in 2004.

     The decrease in the operating loss for the Corporate/ Eliminations segment is mainly due to the non-recurring reorganization charge of $11.1 million (ZAR 77.0 million) incurred in 2004. However, for the year ended June 30, 2005, we incurred non-recurring charges of approximately $1.8 million (ZAR 11.3 million) related to the public offering and Nasdaq listing in August 2005. In addition, NUEP’s operating losses are for the full year ended June 30, 2005, compared with only 23 days from June 7, 2004, the date of the Aplitec transaction, to year end June 30, 2004 in the comparative period.

     Operating income for the year ended June 30, 2005, includes consulting fees incurred of approximately $0.7 million (ZAR 4.6 million) paid to external consultants and our auditors related to our documentation, implementation and compliance with SOX.

     In the first quarter of 2006, we will incur additional expenses related to the public offering and Nasdaq listing and compliance with SOX. As at the date of this report, we are unable to quantify the full extent of these costs.

     Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

     There were two factors that had a significant impact on our results of operations for the year ended June 30, 2004:

     •      reorganization costs associated with the Aplitec transaction; and

     •      fluctuations in the exchange rate between the ZAR and the U.S. dollar.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
	(US GAAP)
	Year ended June 30,
	2004	2003	$ %
	$ ’000	$ ’000	change
Revenue	131,098	74,924	75%
Cost of goods sold, IT processing, servicing and support	39,134	25,935	51%
General and administration	39,677	26,399	50%
Depreciation and amortization	5,676	3,323	71%
Reorganization charges	11,133	-
Operating income	35,478	19,267	84%
Interest income, net	3,640	2,600	40%
Income before income taxes	39,118	21,867	79%
Income tax expense	25,927	9,473	174%
Minority interest	-	452
Net income from continuing operations before earnings
from equity accounted investment, extraordinary item
and cumulative effect of an accounting change	13,191	11,942	10%
Earnings from equity accounted investment	87	-
Income from continuing operations	13,278	11,942	11%
Extraordinary item	-	857
Cumulative effect of an accounting change	-	318
Net income	13,278	13,117	1%

	In South African Rand
	(US GAAP)
	Year ended June 30,
	2004	2003	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	898,768	678,568	32%
Cost of goods sold, IT processing, servicing and support	265,003	234,879	13%
General and administration	274,497	239,090	15%
Depreciation and amortization	39,268	30,096	30%
Reorganization charges	77,021	-
Operating income	242,979	174,503	39%
Interest income, net	25,183	23,548	7%
Income before income taxes	268,162	198,051	35%
Income tax expense	179,371	85,795	109%
Minority interest	-	4,094
Net income from continuing operations before earnings
from equity accounted investment, extraordinary item
and cumulative effect of an accounting change	88,791	108,162	(18)%
Earnings from equity accounted investment	602	-
Income from continuing operations	89,393	108,162	(17)%
Extraordinary item	-	7,762
Cumulative effect of an accounting change	-	2,880
Net income	89,393	118,804	(25)%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the year ended June 30, 2004, was primarily due the higher volumes in our transaction-based activities and financial services operating segments. The reorganization charges for the year ended June 30, 2004 relate to the Aplitec transaction.

     The increase in operating income margin to 27% for the year ended June 30, 2004, from 26% for the year ended June 30, 2003, was primarily due to improved efficiencies across all activities.

          Interest Received and Finance Costs

     Interest received consists of interest received on our surplus cash, while finance costs consist of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing it to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $36.1 million (ZAR 250 million) for the KwaZulu-Natal contract and $26 million (ZAR 180 million) for the Eastern Cape contract. The funding requirements are at peak levels for the first two weeks of every month during the year. The significantly higher payment volumes in KwaZulu-Natal during the year ended June 30, 2004, as well as full operational implementation of the Eastern Cape provincial contract, increased our pre-funding requirements which resulted in an increase in finance costs from $5.5 million (ZAR 49.5 million) in 2003 to $11.8 million (ZAR 81.5 million) in 2004.

     Interest on surplus cash increased from $8.1 million (ZAR 73.1 million) to $15.4 million (ZAR 106.4 million), primarily due to the higher average cash on hand balances during the year ended June 30, 2004 compared with 2003. Cash on hand increased from $54.3 million (ZAR 405.7 million) at June 30, 2003 to $ 80.3 million (ZAR 503.7 million) at June 30, 2004.

          Taxation

     Total tax expense for the year ended June 30, 2004 increased from $9.5 million (ZAR 85.8 million) in 2003 to $26 million (ZAR 179.4 million), mainly due to our increased profitability and the large tax payments relating to the Aplitec transaction. These taxes relate primarily to capital gains tax. The majority of the reorganization charges are also not allowed as deductions for tax purposes, which further increased the amount of tax payable and the effective tax rate.

          Minority Interests

     No income was attributable to minority interests during the year ended June 30, 2004, as we acquired all of these minority interests during the year ended June 30, 2003.

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

	In United States Dollars (US GAAP)
	Year ended June 30,
	2004	% of	2003	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	86,794	66%	42,632	57%	104%
Smart card accounts	23,065	18%	13,750	18%	68%
Financial services	16,633	13%	13,407	18%	24%
Hardware, software and related technology sales	4,606	3%	5,135	7%	(10)%
Total consolidated revenue	131,098	100%	74,924	100%	75%
Consolidated operating income (loss):
Transaction-based activities	23,713	67%	9,831	51%	141%
Smart card accounts	10,460	29%	5,500	29%	90%
Financial services	6,778	19%	4,705	24%	44%
Hardware, software and related technology sales	1,232	3%	680	4%	81%
Corporate/ Eliminations	(6,705)	(18)%	(1,449)	(8)%	363%
Total consolidated operating income	35,478	100%	19,267	100%	84%

	In South African Rand (US GAAP)
	Year ended June 30,
	2004		2003
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	592,255	66%	386,100	57%	53%
Smart card accounts	159,572	18%	124,533	18%	28%
Financial services	115,077	13%	121,426	18%	(5)%
Hardware, software and related technology sales	31,864	3%	46,509	7%	(31)%
Total consolidated revenue	898,768	100%	678,568	100%	32%
Consolidated operating income (loss):
Transaction-based activities	164,089	68%	89,040	51%	84%
Smart card accounts	72,533	30%	49,813	29%	46%
Financial services	46,696	19%	42,605	24%	10%
Hardware, software and related technology sales	8,525	4%	6,162	4%	38%
Corporate/ Eliminations	(48,864)	(21)%	(13,117)	(8)%	273%
Total consolidated operating income	242,979	100%	174,503	100%	39%

Transaction-based activities

     In U.S. dollars, revenues increased by 104% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 141% for the year ended June 30, 2004, from the comparable period in 2003.

     In ZAR, revenues increased by 53% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 84% for the year ended June 30, 2004, from the comparable period in 2003.

     These increases in revenues and operating income were due primarily to the full operation of the Eastern Cape provincial contract, significantly higher volumes from our other provincial contracts and annual increases in the amounts we charge under our provincial contracts. We discuss these factors in more detail below.

     •      Full operation of Eastern Cape contract: The implementation of our social welfare grant payment system in the Eastern Cape province became fully operational in 2004, which dramatically increased the number of benefits processed during the year in that revenue to 5,482,237 transactions, compared with 1,050,833 in the prior year.

     •      Significantly higher volumes under existing provincial contracts: We experienced significant growth in most of the other provinces where we administer payments of social welfare grants. This growth is mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants. In total, the volume of payments processed during the year ended June 30, 2004 increased by 43% to 33,439,462 compared to the year ended June 30, 2003.

     •      Annual price increase adjustments: Under our Service Level Agreements with provincial governments, we are entitled to annual price increases based upon factors such as average grant size, volumes and the South African Consumer Price Index, or “CPI” rates.

The higher volumes under existing provincial contracts during the year ended June 30, 2004, as well as average revenue per grant paid, are detailed below:

Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2004	2003	2004	2003
Province	2004	2003	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal	14,037,541	11,125,544	2.68	1.42	18.52	12.86
Limpopo	9,402,141	7,435,326	2.29	1.46	15.84	13.27
North West	3,127,808	2,940,723	2.42	1.86	16.73	16.87
Northern Cape	1,389,735	1,180,735	2.81	2.10	19.41	19.01
Eastern Cape.	5,482,237	1,050,833	1.88	1.94	13.00	17.61
Total	33,439,462	23,733,161

     (1) Average Revenue per Grant Paid excludes $ 0.79 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.55 (ZAR 5.00) related to the provision of smart card accounts.

     The increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to a substantial increase in the fee charged, as a result of certain tender deviations.

     The increase in the Average Revenue per Grant Paid in Limpopo is due to the once-off registration fees charged during the bulk enrollment of beneficiaries in fiscal 2004, when we commenced with the new contract in this province. The fee charged for payment is significantly less than the fee charged for registration.

     The decrease in the Average Revenue per Grant Paid in North West is primarily due to the introduction of more low value child support grants during fiscal 2004. Our fee for the payment of child support grants in the North West province is lower than the fee charged for all other grant types.

     The decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to most of the revenues in fiscal 2003 being once-off registration fees, compared to a combination of payment fees and bulk registration fees during fiscal 2004. The fee charged for payment is significantly less than the fee charged for registration.

     Operating income margin for the year ended June 30, 2004, improved to 28% from 23% for the year ended June 30, 2003. These margin improvements were mainly due to:

     •      reduced losses on the Eastern Cape contract, on which we experienced significant losses during 2003 as a result of the substantial establishment costs and very low transaction volumes during the contract implementation period. The increased costs we incurred during the first half of 2004 in connection with the process of optimizing the logistics of the Eastern Cape implementation, such as number of vehicles, number of payment points and number of beneficiaries at each payment point, also resulted in reduced losses on the Eastern Cape contract during the second half of 2004; and

     •      the conversion of our operations in the Limpopo province to a full smart card-based payment system. As we depreciate capital expenditures in respect of the Limpopo and Eastern Cape provincial contract and we improve logistical planning in the Eastern Cape, we expect our operating income margins from transaction-based activities to improve.

          Smart card accounts

     In U.S. dollars, revenues increased by 68% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 90% for the year ended June 30, 2004, from the comparable period in 2003.

     In ZAR, revenues increased by 28% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 46% for the year ended June 30, 2004, from the comparable period in 2003.

     Operating income margin from providing smart card accounts increased by 5% to 45% for the year ended June 30, 2004, from the comparable period in 2003.

     Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,066,581 UEPS smart card-based accounts were active at June 30, 2004, compared to 1,852,624 active accounts as at June 30, 2003. The significant increase in the number of active accounts was primarily due to the conversion of the beneficiaries serviced in the Limpopo province to a full smart card-based payment system. A total of 840,320 accounts had been activated in this province at June 30, 2004.

          Financial services

     In U.S. dollars, revenues increased by 24% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 44% for the year ended June 30, 2004, from the comparable period in 2003.

     In ZAR, revenues decreased by 5% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 10% for the year ended June 30, 2004, from the comparable period in 2003.

     Revenue from UEPS-based lending improved as a result of strong growth in our loan portfolio as we expanded the areas where we offer this service. In contrast, the loan portfolio of our traditional microlending businesses declined as a result of our strategic decision not to grow this business aggressively. The key indicators of these businesses are illustrated below:

	As at June 30,
	2004	2003			2004	2003
			$ %		ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change		’000	’000	change

Traditional microlending:
Finance loans receivable
- gross	12,609	10,963	15%		79,124	81,890	(3)%
Provisions	(8,352)	(6,529)	28%		(52,410)	(48,771)	8%
Finance loans
receivable – net	4,257	4,434	(4%	)	26,714	33,119	(19)%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
provisions)	5,043	3,194	58%		31,647	23,861	33%

Total finance loans
receivable, net	9,300	7,628			58,361	56,980

     Operating income margin increased for the year ended June 30, 2004 to 41%, compared to 35% for the year ended June 30, 2003, primarily due to the change in the mix of the debtors book from the lower margin and higher risk traditional microlending to the higher margin and lower risk UEPS-based lending. The provision of UEPS-based lending is volume driven and profitability improves as volumes increase, as most costs are fixed. The change in the contribution of the various components to revenue and the change in the operating income margin from 2003 to 2004 are illustrated in the table below:

	Year ended June 30,
	2004		2003
	% of	Operating	% of	Operating
	total	income	total	income
	revenue	margin %	revenue	margin %
Traditional microlending	59%	27%	66%	31%
UEPS-based lending	41%	66%	34%	58%
	100%		100%

          Hardware, software and related technology sales

     In U.S. dollars, revenues decreased by 10% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 81% for the year ended June 30, 2004, from the comparable period in 2003.

     In ZAR, revenues decreased by 31% for the year ended June 30, 2004, from the comparable period in 2003. Operating income increased by 38% for the year ended June 30, 2004, from the comparable period in 2003.

     These activities have limited recurring revenues, such as royalty income, and are dependent on signing new contracts and/or the expansion of UEPS systems already implemented.

     The revenue decrease was expected due to a significant change in the product mix, from low margin hardware sales to high margin software sales. As a result, operating income from these activities improved and the operating income margin increased to 27% for the year ended June 30, 2004 from 13% for 2003.

     A significant local customer serviced through these activities is Nedbank Limited, one of South Africa’s four largest banks, which outsources certain processing and development services to us. The Nedbank business remained fairly static during 2004. On July 27, 2004, we and Nedbank announced that we had been contracted to supply Nedbank with 18,500 POS devices, 5,600 pin-pads and 66,000 merchant smart cards. The revenue from this contract for the year ended June 30, 2005 was $10.4 million (ZAR 63.6 million).

          Corporate/ Eliminations

     In U.S. dollars, operating loss increased by 363% for the year ended June 30, 2004, from the comparable period in 2003.

     In ZAR, operating loss increased by 273% for the year ended June 30, 2004, from the comparable period in 2003.

     The main component of the Corporate/Eliminations segment for 2004 was costs relating to the Aplitec transaction. The total reorganization charge incurred during 2004 amounted to $11.1 million (ZAR 77.0 million). The full amount of these costs was expensed during 2004.

Use of Non-GAAP Measures

     Our results of operations for the periods presented were significantly affected by the issuance of shares of common stock and linked units in connection with the Aplitec transaction in June 2004. In the table below, we have restated our as reported basic earnings per share of common stock and linked units, after giving effect to the one-for-six reverse stock split, using an aggregate of 55.3 million shares outstanding as of June 30, 2005. The number of outstanding shares of common stock issued as of June 30, 2005, 2004 and 2003, was 55.3 million, 54.7 and 32.2 million, respectively. We have presented the non-GAAP per share and linked unit data because our management believes that this information will assist investors in comparing our financial performance between the periods presented.

	Year ended June 30,
	2005	2004	2003
Earnings per share (U.S. cents)
Basic earnings per common share and linked unit (U.S. cents)
- using shares in issue for period (as reported)	81.4	39.6	40.8
- using shares issued as at June 30, 2005 (non-GAAP measure)	80.6	24.0	23.7

Number of shares (thousands)
- weighted average number of shares (as reported)	54,718	33,581	32,161
- number of shares in issue as at June 30, 2005 (used in non-GAAP
measure)	55,282	55,282	55,282

Liquidity and Capital Resources

     Our business has historically generated high levels of cash and we maintain large cash reserves ($107.7 million at June 30, 2005). Our cash balances as at June 30, 2004 were composed of ZAR-denominated balances of $63.8 million (ZAR 400.3 million), U.S. dollar-denominated balances of $16.5 million and euro-denominated balances of £0.02 million ($0.02 million), whereas the cash balances as at June 30, 2005 were composed of ZAR-denominated balances of $96.7 million (ZAR 647 million), U.S. dollar-denominated balances of $11.0 million and euro-denominated balances of £0.011 million ($0.013 million).

     Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the United States and European money markets.

     We finance all operations, research and development, working capital, capital expenditure and acquisitions through our internally generated cash. We have no long-term indebtedness. We have aggregate overdraft facilities of $82.3 million (ZAR 550 million). From time to time, we borrow under these facilities on a short-term basis when our pre-funding requirements exceed the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

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

     Cash flows from operating activities

     Cash flows from operating activities for the year ended June 30, 2005, decreased to $38.1 million (ZAR 236.6 million) from $41.8 million (ZAR 290.4 million) for the year ended June 30, 2004. The decrease is largely attributable to the taxes paid during the year ended June 30, 2005, related to the Aplitec transaction, which we accrued as of June 30, 2004. We were also required to pay higher provisional taxes due to our increased profitability during the year ended June 30, 2005. See the table below for a summary of all taxes paid. Cash flows from operating activities, excluding the impact of these tax payments, increased due to higher levels of revenue and operating profit during the year, partially offset by changes in working capital. Payments received under the Eastern Cape provincial government contract are due seven business days from invoice. Our last invoice sent prior to year end was not due until after June 30, 2005 and we received payment in the first week of the first quarter of 2006, which decreased our cash on hand because we pre-fund beneficiary payments in this province.

     Taxes paid during the year ended June 30, 2005 and 2004 were as follows:

	Year ended June 30,
	2005	2004	2005	2004
	$	$	ZAR	ZAR
	’000	’000	’000	’000

First provisional payments	10,770	4,079	61,931	28,966
Second provisional payments	7,773	4,552	51,293	31,379
Third provisional payments	10,871	3,490	61,690	23,685
Taxes arising from reorganization	8,458	-	51,706	-
Total tax paid	37,872	12,121	226,620	84,030

     The majority of the costs related to SOX documentation, implementation and attestation will be paid in the first quarter of 2006. In addition, the South African Revenue Service has increased our second provisional payments for certain of our South African subsidiaries and has requested that we pay approximately $8.3 million (based on the year end exchange rate of $1: ZAR 6.684) (ZAR 55 million). These two events will have a negative impact on our cash flows from operating activities for the first quarter of 2006.

     Cash flows from operating activities for the year ended June 30, 2004 were $41.8 million (ZAR 290.4 million) compared to $17.6 million (ZAR 159.8 million) for the year ended June 30, 2003. This increase was primarily due to higher levels of revenue and operating profit and an increase in net interest earned, partially offset by an increase in working capital, as increased receivables and inventory partially offset increased payables, and by higher taxes and the payment of dividends during the year ended June 30, 2003. The slight increase in inventory was due to higher levels of stock at year end. The increase in receivables was due to a portion of the June 2004 Eastern Cape pre-funding owing to Net1 by the Eastern Cape government, as well as higher pre-payments for smart cards bought for the Limpopo contract, which are paid for monthly, as part of the service fee, over the duration of the contract period. Payables increased mainly due to the bulk of the reorganization costs that were not paid at year end June 30, 2004.

     Cash flows from investing activities

     Cash used in investing activities for the year ended June 30, 2005, includes capital expenditure of $ 3.4 million (ZAR 21.0 million), of which $ 0.4 million (ZAR 2.8 million) related to the purchase of an additional transaction processing computer at head-office and $1.7 million (ZAR 10.4 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project.

     Investing activities for the year ended June 30, 2004, consisted mainly of capital expenditures of $2.8 million (ZAR 19.4 million), loans of approximately $0.8 million (ZAR 4.9 million) and approximately $0.9 million (ZAR 6.5 million) to The Permit Group (Proprietary) Limited (“Permit”) and Imvume Resources (Pty) Ltd to enable Permit to acquire 95% of the issued share capital of New Era Life Insurance Company Ltd., and the acquisition of contract rights in the Limpopo province amounting to $1.3 million (ZAR 9.0 million).

     Cash used in investing activities for the year ended June 30, 2003 was $7.4 million (ZAR 67.0 million). The majority of this cash was for capital expenditure of $6.3 million (ZAR 56.9 million) incurred related to start-up costs on the Eastern Cape contract and the buy-out of minority interests.

     Cash flows from financing activities

     There were no significant cash flows from financing activities during the year ended June 30, 2005.

     Net cash raised from the issue of common stock and preferred stock of $53.7 million (ZAR 336.8 million) during the year ended June 30, 2004, resulted from the issuance of shares of common stock to the private equity funds that funded the Aplitec transaction. The cash distribution and dividend paid to shareholders during the year ended June 30, 2004 consisted of $72.7 million (ZAR 456.0 million) as a result of the Aplitec transaction and $5.1 million (ZAR 35.5 million) paid to Aplitec shareholders as a dividend pursuant to Aplitec’s dividend policy at the time.

     There were no significant cash flows from financing activities during the year ended June 30, 2003, except for the payment of $2.8 million (ZAR 25.4 million) in dividends to Aplitec shareholders.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     Capital expenditures for the years ended June 30, 2005, 2004 and 2003 were as follows:

	Fiscal year ended June 30,
				2005	2004	2003
	2005	2004	2003	ZAR	ZAR	ZAR
Operating Segment	$’000	$’000	$’000	’000	’000	’000

Transaction-based activities	2,604	2,371	6,043	16,141	16,435	54,729
Smart card accounts	-	-	-	-	-	-
Financial services	832	185	106	5,169	1,280	960
Hardware, software and related
technology sales	-	34	15	-	234	135
Corporate / Eliminations	-	218	548	-	1,512	4,967
Consolidated total	3,436	2,808	6,712	21,310	19,461	60,791

     We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

     As mentioned above, our capital expenditures for the year ended June 30, 2005, related mainly to the acquisition of a new transaction processing computer at our head-office and the acquisition of POS and pin-pad devices that we lease to participating retailers. Our capital expenditures for the year ended June 30, 2004 were mainly due to expansion in all provinces, as we experienced significant growth in the number of customers we had to service. Capital expenditures during the year ended June 30, 2004, were primarily due expansion in all provinces, as we experienced significant growth in the number of customers we had to service. Capital expenditures during the year ended June 30, 2003, were primarily due to start-up costs we incurred in connection with the implementation of our Eastern Cape provincial contract. Our other business activities require relatively little capital investment.

     All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had no outstanding capital commitments at June 30, 2005. We anticipate that capital spending for the first quarter of the year ended June, 30, 2006, will relate primarily to the purchase of equipment required to service the increased number of beneficiaries in all provinces, the once off implementation costs of the Cell C contract and the purchase of additional POS and pin-pad devices to be leased to participating retailers. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Payments due by Period, as at June 30, 2005 (in $ ’000s)
	Due	Due	Due	Due	Due	More
	within	within	within 3	within 4	within 5	than 5
	1 year	2 years	years	years	years	years	Total
Contractual obligations	-	-	-	-	-	-	-
Long term debt obligations	-	-	-	-	-	-	-
Long-term payables	-	-	-	-	-	-	-
Capital lease obligations	-	-	-	-	-	-	-
Operating lease obligations	1,301	921	749	278	36	-	3,285
Purchase obligations	2,505	-	-	-	-	-	2,505

Dividends

     Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. New Aplitec’s future dividend policy also has to comply with the restrictions placed by the South African Reserve Bank as a condition of its approval of the Aplitec transaction. These restrictions will apply until such time as all of our special convertible preferred stock has been converted into common stock. These restrictions provide that dividends may be declared by the New Aplitec board of directors only if (i) declaration of the dividend is approved by a majority of the holders of New Aplitec B class preference shares, (ii) all loan accounts have been paid by New Aplitec and (iii) the dividend does not exceed 50% of New Aplitec’s annual earnings. In addition, under South African law, New Aplitec will only be entitled to pay a dividend if it meets the solvency and liquidity tests set out in the South African Companies Act. However, because the New Aplitec board will be appointed by Net 1, Net 1 will ultimately determine whether any dividends are declared by New Aplitec, subject to the above conditions. Any dividends declared by New Aplitec will be distributed to the holders of A class and B class preference shareholders pro rata in accordance with their respective ownership interests in New Aplitec.

     Aplitec’s dividend policy for the year ended June 30, 2004 and prior fiscal periods was to declare regular annual dividend payments of between 25% to 33% of earnings for such periods. There were no dividends declared in the year ended June 30, 2005. Dividends declared for the year ended June 30, 2003 were paid in the first quarter of fiscal 2004.

Acquisitions and Dispositions

     We made no acquisitions or dispositions during the year ended June 30, 2005 or 2004. During January 2003, Aplitec acquired the minority interests in CPS (KwaZulu-Natal), CPS (Northern Cape) and CPS (Northern). These acquisitions consolidated Aplitec’s social welfare payment businesses under a single holding company, thus improving operating and tax efficiency. Profits (attributable to the minority interests acquired) were recognized and consolidated from January 1, 2003.

Equity-Accounted Investment

     On April 1, 2004, Aplitec purchased a 43% interest in Permit Group 2 (Proprietary) Limited (“Permit”). Our balance sheet includes Permit as an equity-accounted investment. Permit owns 95% of the common stock of New Era Life Insurance Company (“New Era”), a provider of various insurance products to the South African market. In connection with this acquisition, Aplitec loaned Permit approximately $0.8 million at the then current South African prime interest rate (10.50% at June 30, 2005) with no fixed repayment terms. Permit used the proceeds of this loan to purchase 43% of a 95% interest in New Era.

     For the years ended June 30, 2005 and 2004, respectively, earnings from our equity accounted investment totaled $0.5 million and $0.09 million (ZAR 3.4 million and ZAR 0.6 million), respectively. Future earnings from our equity accounted investment are expected to be comparable with the current year’s earnings.

Employee Benefits

     We do not provide retirement benefits to any of our employees. We provide our employees with a choice of two health care service providers of which we pay the monthly contribution. We do not provide any post-retirement health benefits.

Insurance

     We annually assess our risk exposure. At June 30, 2005, we believe that all risks were adequately covered by third party insurers, except where we considered the cost of insurance coverage to be excessive in relation to the probability and extent of loss or we were unable to find any insurance underwriters willing to accept the risks associated with certain aspects of our business. We have confronted the latter with respect to insurance for losses or theft of cash from our delivery vehicles.

     The main categories of our insurance are: loss or damage to vehicles, electronic equipment and other assets; business interruption; motor vehicle third party claims; group personal accident; and employment practices liability.

     We are currently in the process of obtaining directors and officers insurance.

Risk Factors

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS, AS WELL AS THE OTHER INFORMATION IN THIS FORM 10-K, BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMMON STOCK.

The provincial governments of South Africa are our largest customers, and any non-renewal or termination of our government social welfare contracts would materially and adversely affect our business and revenues, results of operations and cash flows.

     A substantial portion of our current business involves the distribution of social welfare grants on behalf of five of the nine provincial governments of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this concentrated group of customers. During the years ended June 30, 2005 and 2004, we derived approximately 79% and 82%, respectively, of our revenues from our government social welfare contracts. In general, these contracts provide for terms of three years and are extendable at the option of the provincial governments for an additional two year period. Our contracts with the governments of the Eastern Cape, KwaZulu-Natal and North West provinces will expire in 2005, unless renewed by consent of both parties. Our contracts with the governments of the Limpopo and Northern Cape provinces currently are scheduled to expire in November and December 2006, respectively. In addition, any of these contracts may be terminated at any time by the respective governments in the event of a material breach. The early termination, or our failure to obtain extensions, of any of these contracts would have a material adverse effect on our business and revenues, results of operations and cash flows. Moreover, because we incur a significant portion of the expenses associated with these contracts during the initial implementation phase, we have historically enjoyed higher profit margins on these contracts after the completion of the implementation period, which averages approximately 18 months. Therefore, the early termination of, or our failure to extend, any of these contracts would also adversely affect our margins. We cannot assure you that we will be successful in renewing any of these contracts upon expiration of the respective contract periods or that they will not otherwise be terminated. In addition, if we are awarded a contract in a tender process, an unsuccessful tenderor may seek to challenge the award. The November 2002 award to us of the Limpopo provincial contract, which was executed in 2003 and expires in November 2006, was challenged by a disqualified bidder for the contract. A South African court recently set aside the contract, although the court’s ruling has been suspended and the contract has been reinstated as a result of an appeal of the ruling by the province. See “Item 3 Legal Proceedings.”

     In addition, there are legislative proposals and other initiatives underway in South Africa that could materially affect the way we do our business. The South African government passed legislation during 2004 for the creation of the South African Social Security Agency, or SASSA. The primary purpose of SASSA is to consolidate at the central government level the administration of social welfare grants, which is currently performed primarily at the provincial level. SASSA commenced operations on April 1, 2005. SASSA may appoint a single contractor to perform the distribution of social welfare grants on a national basis, following the expiration of the various contracts entered into by the individual provinces. If SASSA does not appoint us as a national social welfare grant contractor, then we may not be able to renew some or all of our social welfare distribution contracts when they expire, which could have a material adverse effect on our financial condition, cash flows and results of operations.

     We may not maintain our current level of profitability or rates of growth.

     We believe that our continued profitability and growth will depend in large part on our ability to do the following:

               - continue to enroll new smart card users in South Africa;
               - hire and train personnel capable of marketing, installing and integrating our solution, supporting customers and managing operations;
               - continue to expand the range of applications that use our technology and to market these applications successfully;
               - successfully identify and enter other markets for our products; and
               - manage the costs of our business, including the costs associated with maintaining and developing our technology and expanding our operations internationally.

     If we are not able to achieve any or all of the above, our profitability and/or growth rate will likely decline.

     Changes in current government regulations relating to social welfare grants could adversely affect our revenues and cash flows.

     We derive a substantial portion of our current business from the distribution of social welfare grants onto smart cards in South Africa and the transaction fees resulting from use of these smart cards. Because social welfare eligibility and grant amounts are regulated by the government, any changes to or reinterpretations of the government regulations relating to social welfare may result in the non-renewal or reduction of grants for certain individuals, or a determination that currently eligible social welfare grant recipients are no longer eligible. If any of these changes were to occur, the number of smart cards in use could decrease, the amount of money on any particular smart card could decrease or the amount of transactions effected on any particular smart card may decrease, all of which could result in a reduction of our revenues and cash flows.

     We may have difficulty managing our growth which could limit our ability to increase sales and cash flow.

     We have recently been experiencing significant growth, both in the scope of our operations and size of our organization. This growth is placing significant demands on our management, as well as on our operational resources. In order to achieve our business objectives, however, we anticipate that we will need this growth to continue. Continued growth would increase the challenges involved in:

               - implementing appropriate operational and financial systems;
               - expanding our sales and marketing infrastructure and capabilities;
               - providing adequate training and supervision to maintain high quality standards; and
               - preserving our culture and values.

     Additionally, continued growth will place significant additional demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls. If we cannot scale and manage our business appropriately, we will not experience our projected growth and our financial results may suffer.

     There are risks relating to operating in South Africa that could adversely affect our business, operating results, cash flows and financial condition.

     Our primary operations are located in South Africa and we currently generate substantially all of our revenues from our operations in South Africa. As a result, we are subject to any political, economic and regulatory uncertainties in South Africa.

     The changing political and social environment. South Africa faces certain social, political and economic challenges, which may adversely affect our business, operating results, cash flows and financial condition. The country is experiencing high levels of unemployment and there are significant differences in the level of economic and social development among its people, with large parts of the population, particularly in the rural areas, having limited access to education, healthcare, housing and other basic services. Furthermore, South Africa faces challenges in building adequate infrastructure. These problems, together with a shortage of skilled labor, may in the future have an adverse impact on productivity.

     Inflation and interest rates. The economy of South Africa is currently characterized by low inflation and interest rates. As of July 2005, the inflation rate was approximately 3.4% . The Reserve Bank’s base lending rate is currently approximately 7.0% per annum. However, the economy of South Africa in the past has been, and in the future may be characterized by high rates of inflation and high interest rates. High rates of inflation could increase our South African-based costs and decrease our operating margins. High interest rates could adversely affect our ability to obtain cost-effective debt financing in South Africa.

     Regulatory uncertainty regarding black economic empowerment. The South African government, over the past five years, has been developing an economic indigenization program referred to as black economic empowerment, or BEE. BEE is regulated pursuant to an Act of the South African Parliament, namely the Broad-Based Black Economic Empowerment Act 53 of 2003, or the BBBEE Act. The BBBEE Act recognizes two distinct mechanisms for the achievement of BEE objectives: (1) codes of good practice issued under the Act and (2) sectoral transformation charters developed by specific industry sectors and which may be recognized by the Minister of Trade and Industry if they have been developed by the major stakeholders in the relevant industry and advance the objectives of the BBBEE Act. Draft codes of good practice have recently been published for public comment, but none of them is, as yet, enforceable. The information and communication technology sector, or ICT sector, and the financial services sector have both developed sectoral transformation charters, but they have not yet been published in the Government Gazette and, consequently, they do not currently enjoy any formal status. The ICT sector has attempted to ensure as great a degree of comparability between its sectoral transformation charter and the draft codes of good practice, thereby assuring the probable publication of that charter in the Government Gazette by the Minister of Trade and Industry. By contrast, there are no indications that the financial services sector has made any attempt to achieve significant alignment between its transformation charter and the draft codes of good practice. Once the codes of good practice become law, all businesses in South Africa will be subject to those codes unless they form part of a sector in respect of which the Minister of Trade and Industry has published an industry charter in the Government Gazette as a code of good practice. The current uncertainty as to the final form of the regulatory regime poses a risk, but there are indications that the regime will be settled in the next 12 months. We are likely to be subject to the ICT sector’s charter if this document is published in the Government Gazette as a code of good practice. This charter applies, among others, to companies that manufacture equipment for, or provide services relating to, the electronic capturing, transmission and display of data and information. Compliance with the charter is not enforced through civil or criminal sanction, but only through its effect on the ability to secure contracts in the public and private sectors. One of the components of BEE is that a certain percentage of ownership by black South Africans or historically disadvantaged South Africans of our South African business should be achieved over a period of time which is generally thought to be ten to 15 years. Although BEE is not expropriatory in nature, there may be a dilutive effect to current shareholders in the South African business and there may be a cost associated with increasing the level of black shareholders or historically disadvantaged South Africans, both of which factors may represent a risk. However, given that non-BEE compliance may place in jeopardy existing and future South African public and private sector contracts, the loss of which could cause a loss of revenue, the attendant risk associated with BEE non-compliance is material.

     Exchange control regulation. South Africa’s exchange control regulations restrict the export of capital from South Africa, the Republic of Namibia and the Kingdoms of Lesotho and Swaziland, known collectively as the Common Monetary Area. Transactions between South African residents, including companies, and non-residents of the Common Monetary Area are subject to exchange controls enforced by the South African Reserve Bank. In October 2004, the South African exchange control regulations were liberalized by the abolishment of exchange control limits on new investments outside of South Africa by South African companies. However, according to the circular giving notice of this liberalization, the South African Reserve Bank retains an oversight function, the exact nature of which is not entirely clear from the circular. According to the circular, South African companies investing outside of South Africa must now apply to the South African Reserve Bank only for monitoring purposes and for the approval of the South African Reserve Bank pursuant to existing foreign direct investment criteria, including demonstrated benefit to South Africa. The South African Reserve Bank reserves the right to stagger capital outflows relating to very large investments outside of South Africa by South African companies, so as to manage any potential impact on the foreign exchange market. Also, these liberalization measures permit South African companies to retain, outside of South Africa, dividends received in relation to shares held by them in non-South African companies.

     South African exchange controls are expected to continue for the foreseeable future. The South African government, however, has committed itself to gradually relaxing exchange controls, and significant relaxations have occurred in recent years. Nevertheless, under the current exchange control regulations, our management may be limited in its ability to consider strategic options and our shareholders may not be able to realize the premium over the current trading price of our shares.

     Although NUEP is a U.S. corporation and is not itself subject to these regulations, the ability of New Aplitec to raise and deploy capital outside the Common Monetary Area is restricted. As of June 30, 2005, approximately 89.8% of our cash and cash equivalents were held by New Aplitec and its subsidiaries. During the year ended June 30, 2005, substantially all of our revenues were generated by New Aplitec and its subsidiaries. In particular, New Aplitec will generally not be permitted to export capital from South Africa or to hold foreign currency without the approval of the South African Reserve Bank, unless such export of capital or foreign currency holding is permitted by the October 2004 liberalization measures. This restriction may affect New

Aplitec’s ability to pay dividends to NUEP. Moreover, although the requirement that the South African Reserve Bank approve investments by South African companies outside of South Africa has been relaxed, this requirement could restrict our future international expansion.

     South African Reserve Bank approval is required for New Aplitec to receive loans from and repay loans to non-residents of the Common Monetary Area. In addition, New Aplitec may not use income earned in South Africa to repay or service foreign debts, without the South African Reserve Bank approval. Repayment of principal and interest on such loans will usually be approved at the time of the granting of such loans, where the payment is limited to the amount borrowed and a market related rate of interest. New Aplitec will also need South African Reserve Bank approval to raise capital involving a currency other than South African rand, which approval may be provided subject to conditions. Thus, unless we can obtain funding at the NUEP level, these restrictions could prevent us from obtaining adequate funding on acceptable terms for acquisitions and other business opportunities outside South Africa.

     Trade unions and labor laws. Most of South Africa’s major industries are unionized, and the majority of employees belong to trade unions. In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. We currently have approximately 107 unionized employees which represents approximately 6% of our workforce. Although in recent years we have not experienced any labor disruptions, such labor disruptions may occur in the future. In addition, the cost of complying with labor laws may adversely affect our operations.

     Regional instability. Historically, there has been regional, political, and economic instability in the countries surrounding South Africa. Such political or economic instability in neighboring countries could affect the social, political and economic conditions in South Africa, for example, as a result of immigration, and this could have a negative impact on our ability to manage our operations in the country.

     HIV/AIDS. HIV/AIDS and tuberculosis, which is exacerbated in the presence of HIV/AIDS, are major healthcare challenges in South Africa and other sub-Saharan countries. HIV infection among women in antenatal clinics throughout South Africa has risen from 1% in 1990 to nearly 25% in 2000. According to the most recent research published by the Medical Research Council of South Africa, over five million South Africans were HIV positive in 2004, resulting in a total population prevalence rate of approximately 11%. Under South African law, we are generally prohibited from testing employees to determine their HIV status. Due to the high prevalence of HIV/AIDS in South Africa, we may incur costs relating to the loss of personnel and the related loss of productivity as well as the costs relating to recruiting and training of new personnel. We are not able to quantify these costs accurately and cannot assure you that the costs we will incur in connection with this epidemic will not have a material adverse effect on us and our financial condition.

     There are risks relating to other countries in which we intend to operate that could adversely affect our future business, operating results, cash flows and financial condition.

     In the future, we intend to expand operations into countries and regions, including African countries outside South Africa, South America, Southeast Asia and Central Europe, that are subject to significantly differing political, economic and market conditions. Specific country and regional risks that may have a material impact on our business, operating results, cash flows and financial condition include:
               - political and economic instability;
               - loss due to civil strife, acts of war, guerrilla activities and insurrection;
               - competition from existing market participants that may have a longer history in or greater familiarity with the foreign markets we enter;
               - government interventions and protectionism;
               - potential adverse changes in laws and regulatory practices, including import and export license requirements, tariffs, legal structures and tax laws;
               - cancellation of contractual rights;
               - trade barriers;
               - difficulties in staffing and managing operations;
               - import and export restrictions;
               - adverse tax consequences;
               - the lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
               - security and safety of employees;
               - restrictions on the right to convert or repatriate currency or export assets;
               - greater risk of uncollectible accounts and longer collection cycles;
               - currency fluctuations;

               - indigenization and empowerment programs;
               - logistical and communications challenges;
               - changes in labor conditions;
               - discrimination against U.S. companies; and
               - exposure to liability under U.S. securities laws, including the Foreign Corrupt Practices Act.

     Many of these countries and regions are in various stages of developing institutions and legal and regulatory systems that are characteristic of democracies. However, institutions in these countries and regions may not yet be as firmly established as they are in democracies in the developed world. Many of these countries and regions are also in the process of transitioning to a market economy and, as a result, are experiencing changes in their economies and their government policies that can affect our investments in these countries and regions. Moreover, the procedural safeguards of the new legal and regulatory regimes in these countries and regions are still being developed and, therefore, existing laws and regulations may be applied inconsistently. In some circumstances, it may not be possible to obtain the legal remedies provided under those laws and regulations in a timely manner.

     As the political, economic and legal environments remain subject to continuous development, investors in these countries and regions face uncertainty as to the security of their investments. Any unexpected changes in the political or economic conditions in these or neighboring countries or others in the region may have a material adverse effect on the international investments that we have made or may make in the future, which may in turn have a material adverse effect on our business, operating results, cash flows and financial condition.

     Volatility in the South African Rand to U.S. dollar exchange rate may adversely affect our reported operating results.

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. Because our sales are primarily denominated in ZAR, a decline in the value of the ZAR against the U.S. dollar may have a significant adverse effect on our reported results of operations. During the two years ended June 30, 2002, the ZAR steadily depreciated against the U.S. dollar, moving at an average rate per U.S. dollar from ZAR 6.35 in 2000 to ZAR 7.61 in 2001 to ZAR 10.15 in 2002. However, since June 2002, the ZAR has appreciated against the U.S. dollar, mainly due to a general depreciation of the U.S. dollar and the strengthening of the South African economy and commodity and precious metals prices, reaching ZAR 6.56 on August 31, 2005. Over this period, the exchange rate has been volatile and we expect this volatility to continue in the foreseeable future.

     Trends in sales and profits may experience significant fluctuations as the rate of exchange between the ZAR and the U.S. dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the ZAR against the U.S. dollar will have on our results of operations and financial condition.

     We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations, other than economic hedging relating to our inventory purchases which are settled in U.S. dollars or euros. We have used forward contracts in order to hedge our economic exposure to the ZAR/U.S. dollar and ZAR/euro exchange rate fluctuations from these foreign currency transactions. We cannot guarantee that we will enter into hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

     The loss of the services of Dr. Belamant or any of our other executive officers would adversely affect our business.

     Our future financial and operational performance depends, in large part, on the continued contributions of our Chief Executive Officer and Chairman, Dr. Serge Belamant, as well as Mr. Herman Kotze, our Chief Financial Officer, Ms. Brenda Stewart, our Senior Vice President-Marketing and Sales, and Mr. Nitin Soma, our Senior Vice President-Information Technology. Many of our key responsibilities are performed by these four individuals, and the loss of the services of any of them could disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance. We do not have employment agreements with our executive officers, any of whom may terminate their employment at any time, nor do we maintain any “key person” life insurance policies.

     We face a highly competitive employment market and may not be successful in attracting and retaining a sufficient number of skilled employees, particularly in the technical and sales areas and senior management.

     Our future success depends on our ability to continue to develop new products that use our UEPS technology and to market these products to our target users. In order to succeed in our product development and marketing efforts, we need to identify, attract, motivate and retain sufficient numbers of qualified technical and sales personnel. An inability to hire and retain such technical personnel would adversely affect our ability to enhance our existing intellectual property, to introduce new generations of technology and to keep abreast of current developments in technology. Demand for personnel with the range of capabilities and experience we require is high and there is no assurance that we will be successful in attracting and retaining these employees. The risk exists that our technical skills and sales base may be depleted over time because of natural attrition. Furthermore, social and economic factors in South Africa have led, and continue to lead, numerous qualified individuals to leave the country, thus depleting the availability of qualified personnel in South Africa. In addition, our multi-country strategy will also require us to hire and retain highly qualified managerial personnel in each of these markets. If we cannot recruit and retain people with the appropriate capabilities and experience and effectively integrate these people into our business, it could negatively affect our product development and marketing activities.

     We pre-fund the payment of social welfare grants on behalf of our South African government customers and any payment defaults by these customers would adversely affect our operations.

     We use our internal cash resources and facilities to fund the payment of social welfare grants under our contracts with the KwaZulu-Natal and Eastern Cape provincial governments. We recover these funds from the KwaZulu-Natal provincial government on a seven-day cyclical basis and from the Eastern Cape provincial government on a 14-day cyclical basis. Therefore, these pre-funding obligations expose us to the risk of default by the applicable provincial government. Although no provincial government has ever defaulted on a repayment of funds at the end of the payment cycle, we cannot guarantee that such a default will not occur in the future. Any such default could have a material adverse effect on us, our financial position and results of operations.

     Our ability to operate our wage payment and insurance products businesses may be limited by existing South African banking and financial services laws and regulations.

     The South African retail banking market is highly regulated, but the South African government has identified the need to service the unbanked market through the liberalization of the regulatory environment in order for retailers and non-banking service providers to innovate products and delivery channels for the unbanked market. However, under current law and regulations, a portion of our South African wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa. We are not currently so registered and therefore are not entitled to perform these activities in South Africa and may face prosecution if we do. We are in the process of appointing expert advisers to assist us in making application for the appropriate banking license. While we believe that we will be able to obtain this license, there is a possibility that our application may not be successful or that a grant of the license may be delayed. In addition, the South African Financial Advisory and Intermediary Services Act, 2002, requires persons who give advice regarding the purchase of financial products or who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. We have applied for a license under this Act in order to continue to provide advice and intermediary services in respect of the financial products on which we advise and the payment processing services we provide in South Africa on behalf of insurers and other financial product suppliers. While the license application is pending, we are entitled to continue this part of our business in South Africa. If we fail to obtain this license, we may be stopped from continuing this part of our business in South Africa.

     We may face competition from the incumbent retail banks in South Africa in the unbanked market segment.

     The incumbent South African retail banks recently announced a joint initiative to create a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. We believe that currently there are approximately one million Mzansi account holders. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants. A decision by a substantial number of these beneficiaries to elect to use these accounts rather than our smart card system may have a material adverse effect on our financial condition, cash flows and results of operations.

     We may face increased competition as our sales and product offerings increase.

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, we have identified a number of other products currently being produced that use smart card technology in connection with a funds transfer system and the companies that promote them. These include EMV, a system that is being promoted by Visa International Service Association, MasterCard International and Europay International; Mondex International Limited, a subsidiary of MasterCard; and Proton World International N.V., a subsidiary of STMicroelectronics Belgium N.V. In South Africa, and specifically in the payment of social welfare grants, our competitors also include AllPay Consolidated Investment Holdings (Pty) Ltd., which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services, which is responsible for payments in the Mpumalanga province. We also may face competition from companies to which we have licensed our technology, including Visa and BGS Smart Card Systems AG. Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as infringing on their funds transfer or other businesses.

     Patent competition may adversely affect our products or processes, and limited patent protection, a lack of proprietary protection and the potential to incur costly litigation could be harmful to our operations.

     Our products and technology have unique characteristics and structures and, as a result, are subject to patent protection, the extent of which varies from country to country. During the life of a patent, a product is only subject to competition by non-infringing products. However, aggressive patenting by our competitors and potential patent piracy may threaten protected products and processes and may result in an increased patent infringement risk, especially in emerging economies such as those where we currently operate. The expiration of a patent may also result in increased competition in the market for the previously patented products and processes. The patents for our funds transfer system, or FTS, will expire, at the latest, in Namibia in 2007; in South Africa, Botswana, Swaziland and Hong Kong in 2009; and in the United States in 2011. In addition, our European Union FTS patent has been challenged and revoked. Consequently, we do not have any patent protection in the member countries of the European Union. Additionally, we could have difficulty asserting the Hong Kong patent as it is not registered in our name and it could be difficult to record our ownership of that patent. Further, BGS, the local system operator in the Commonwealth of Independent States has stopped paying licensing fees to us on the grounds that the revocation of the European FTS patent relieves it from the obligation to pay such fees, although we believe that the licensing fees relate to BGS’s use of our UEPS technology rather than the FTS patent. There is a risk that a similar refusal to pay our licensing fees can occur elsewhere. Moreover, although we have certain patent rights in the United States, these are not expected to have significant utility in our business given that our management does not expect the U.S. market to become a material part of our business in the future. Each of these factors could have a material adverse effect on our business, operating results, cash flows and financial condition. In addition, to date, we have relied not only on patent protections, but also on trade secret, trademark and copyright laws, as well as nondisclosure, licensing and other contractual arrangements to protect the proprietary aspects of our solutions. Other than the patents discussed above, we do not own any other patents that protect important aspects of our current solutions. We will, however, prepare patent applications where possible for technology related to our smart cards and UEPS system when we believe it is appropriate to do so. These applications and contractual arrangements and our reliance on these laws may not be successful.

     Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any loss of or inability to protect intellectual property in our technology could diminish our competitive advantage and also seriously harm our business, operating results, cash flows and financial condition. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of South Africa, Namibia, Botswana, Swaziland, the United States and the European Union. Our means of protecting our intellectual property rights in South Africa, Namibia, Botswana, Swaziland, the United States and the European Union or any other country in which we operate, may not be adequate to fully protect our intellectual property rights. Similarly, if third parties claim that we infringe their intellectual property rights, we may be required to incur significant costs and devote substantial resources to the defense of such claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. In addition, if we are unsuccessful in defending any such third-party claims, we could suffer costly judgments and injunctions that could materially adversely affect our business, results of operations or financial condition.

     The copyrights and certain related intellectual property rights in earlier versions of our UEPS software are jointly owned and potentially subject to non-exclusive rights, which may reduce our future revenues.

     While we own the exclusive copyrights in the current version of the UEPS software, these copyrights are subject to the preexisting copyrights in the earlier versions of our software that are owned jointly by us and Nedbank. As joint owners of the copyrights in these earlier versions of our software that existed prior to July 2000, there is a risk that Nedbank could license these works to others and otherwise commercially exploit these earlier works. Under our Nedbank agreements, Nedbank also acquired the right to request a license of our South African and U.S. FTS patents and of all technology and know-how relating to the UEPS described in those earlier patents from us for entities partly owned by Nedbank that are located anywhere within South Africa and neighboring countries. Under these licenses, Nedbank would pay us a license fee, with us supplying smart cards or being paid a royalty if the cards are obtained from a third party. If Nedbank licenses our works to others or otherwise commercially exploits our technology and know-how related to UEPS, our future revenues may be reduced.

     Our current license agreement with Visa imposes long-term restrictions on our ability to license rights in our technology and could inhibit our ability to realize additional revenue from these rights in our technology.

     In 1997, we entered into a technology license agreement with Visa. Under that agreement, Visa purchased a non-exclusive, perpetual, worldwide license to our technology rights, as defined in the agreement, relating to our UEPS technology and an exclusive, perpetual, worldwide license under our patents, as defined in the agreement, licensed to Visa that is exclusive to the financial services industry, as defined in the agreement. Our Visa agreement grants back to us the non-exclusive right under our Visa-licensed patents to make, use and sell our payment systems and other products in the financial services industry as discussed in the agreement. In our Visa agreement, Visa agrees not to grant a sublicense to any payment system to any entities in the financial services industry who are not members of Visa already if such entity already has a right to use such payment systems from us. The agreement permits Visa to sublicense our licensed technology rights to any of its members, any entity in the financial services industry or any entity outside of the financial services industry that provides products to Visa or its sublicensees. The agreement prohibits us from licensing our technology rights, not just our licensed patents, to any of Visa’s competitors, including MasterCard, Europay, American Express Company, Discover Financial Services, Diners Club International Credit Card Co., Carte Blanche Card or JCB International Credit Card Co. or any of their parents, subsidiaries or affiliates. We may need Visa’s consent, not to be unreasonably withheld, in order to transfer or assign our rights and obligations under the agreement. As this agreement does not contain a termination date and contains restrictions on our ability to license our technology rights in the financial services industry and to competitors of Visa, we may not be able to realize the full value of our technology rights.

     Our license agreement with Visa substantially impacts our ability to defend and enforce our patents licensed to Visa and could substantially inhibit our ability to protect the rights in our technology.

     Under our license agreement with Visa, we are restricted from suing Visa, its members and any third-party vendors or customers of Visa or its members for infringement of our technology rights licensed to Visa in connection with their manufacture, use or sale of any product or service offered by Visa. The license also grants Visa sole discretion with regard to enforcement of any of the licensed technology rights against third parties in the financial services industry. Under the agreement, Visa has the right to control the prosecution and maintenance of the patents and related patent applications we have licensed to Visa in all jurisdictions, and we are obligated to cooperate and support any of Visa’s actions in this regard. This arrangement could substantially impact our ability to defend these patents, and could make enforcement actions against our competitors more difficult.

     We depend upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

     We obtain our smart cards, POS devices and the other hardware we use in our business from a limited number of suppliers, and do not manufacture this equipment ourselves. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we may not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our ability to implement new systems and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. A supply interruption or an increase in demand beyond current suppliers’ capabilities could harm our ability to distribute our equipment and thus, to acquire a new source of customers who use our UEPS technology. Any interruption in the supply of the hardware necessary to operate our technology, or our inability to obtain substitute equipment at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

     Escalating pricing pressures from our retail customers may adversely affect our business.

     We have recently begun to experience pressure from our retail merchant customers seeking to negotiate the fees we charge them. This pressure is likely to continue. This pricing pressure could cause us to reduce the level of the fees we charge to these customers, which could adversely impact our revenues and profit margins.

     Our strategy of partnering with companies outside South Africa may not be successful.

     In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa. Some of these partnering arrangements may take the form of joint ventures in which we receive a minority interest. Minority ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on New Aplitec by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest. In addition, certain of our licensees, including BGS and Visa, have become our competitors and this could occur with our joint venture partners in the future.

     We have lost license fees in the CIS as a result of a dispute with BGS, the local system operator, which claims that the revocation of the European FTS patent relieves it from the obligation to pay us licensee fees. We believe that the licensing fees due from BGS relate to its use of our UEPS technology rather than the FTS patent and, therefore, we are currently evaluating our options on this matter.

System failures, including breaches in the security of our system, could harm our business.

     We may experience system failures from time to time, and any lengthy interruption in the availability of our back-end system computer, could harm our revenues and profits, and could subject us to the scrutiny of our government customers. Frequent or persistent interruptions in our services could cause current or potential customers and users to believe that our systems are unreliable, leading them to avoid our technology altogether, and could permanently harm our reputation and brands. These interruptions would increase the burden on our engineering staff, which, in turn, could delay our introduction of new applications and services. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers’ businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim could be time consuming and costly for us to address.

     Although our systems have been designed to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

     Protection against fraud is of key importance to the purchasers and end users of our solutions. We incorporate security features, including encryption software, biometric identification and secure hardware, into our solutions to protect against fraud in electronic transactions and to provide for the privacy and integrity of card holder data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted using our solutions. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damage claims. We have not yet experienced any security breaches affecting our business.

     Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems with our system could result in lengthy interruptions in our services. Our current business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

     We may not be able to exploit technological advances quickly and successfully, which could impair our competitive position and operations.

     Most of our operations depend on the use of advanced technological methods, which must keep pace with rapid technological changes, new product introductions by competitors, evolving industry and government performance and security standards and changes in customer and end-user requirements. The use of the appropriate advanced technological procedures can affect, among other things, the competitiveness of our products, the safety of transactions performed using our products, the continuity of our operations and the capacity and efficiency of our production.

     We believe that new technologies may emerge and that existing technologies may be further developed in the fields in which we operate. Unexpected rapid changes in employed technologies that affect our operations and product range could render the technologies we use obsolete or less competitive in the future. Difficulties in accessing new technologies may impede us from implementing them and competitive pressures may force us to implement these new technologies at a substantial cost. In addition, limited access to sources of new capital to acquire new technologies may adversely affect our results of operations and financial condition.

     We cannot predict the effect of technological changes on our business or on our ability to provide competitive products. Our ability to meet the competition will depend on our timely and cost-effective implementation of new technological advances. It will also depend on our success in commercializing these advances in spite of competition we face by patents registered by our competitors. If we are unable to implement new technologies in a timely or cost-efficient basis or penetrate new markets in a timely manner in response to changing market conditions or customer requirements, we could experience a material adverse effect on our business, operating results, cash flows and financial condition.

     We may incur material losses in connection with our distribution of cash to recipients of social welfare grants.

     Many social welfare recipients use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipients to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against the risk of loss or theft of cash from our delivery vehicles as we have not identified any insurance underwriters willing to accept this risk. Therefore, we will bear the full cost of any loss or theft in connection with the delivery process, and such loss could materially and adversely affect our financial condition, cash flows and results of operations. During the years ended June 30, 2005 and 2004, we incurred losses in connection with our cash delivery system of $2.1 and $4.2 million, respectively.

     We may not recover outstanding amounts owed to our micro-finance businesses.

     We operate a traditional micro-finance business, with approximately 100 branches throughout South Africa. These branches extend short-term loans for periods ranging from 30 days to six months at loans bearing interest rates of 12% to 30% per month. Despite the fact that we attempt to reduce credit risk by employing credit profiling techniques, the rate of default on loans has been high due to the high credit risk of these borrowers and the difficulty of collecting outstanding repayments. We may therefore not recover some or all of the principal and interest amounts currently owed by our borrowers, which on June 30, 2005, totaled $3.6 million, or ZAR 23.9 million. Our inability to recover some or all of these amounts may have a material adverse effect on our financial position and results of operations.

     We may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

     One of our strategies is to pursue selective acquisitions. Although we do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations, we have made a number of acquisitions in the past and will consider other acquisitions in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in additional leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

     We may be subject to privacy laws in South Africa and other jurisdictions in which we operate.

     Our collection, storage and processing, and any disclosure of, customer and employee personal information must comply with South Africa’s privacy laws, which are at various stages of legislative and judicial development. However, South African common law and the South African Constitution do recognize an individual’s right to privacy, and there are some statutes and other regulations which have been enacted that apply to us and the way we operate our business. For example, one statute sets out a framework for the electronic collection, processing, storage and disclosure of personal information. Although compliance with this statute is voluntary, a South African court could determine that we would be violating an individual’s right to privacy if we do not operate in compliance with this framework. In addition, South African law requires that we must keep confidential the HIV status of the people that participate in our HIV/AIDS program.

     New privacy laws may be enacted in the future which could adversely affect the way we do business, and we could be required to devote substantial management time and resources to comply with these new laws. In addition, if we violate, or are judged to have violated, the privacy rights of people whose information we collect, store and process, we could become liable for damages, which could have a material adverse effect on our financial condition, cash flows or results of operations.

     Our international operations require us to comply with a number of U.S. and international regulations.

     We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury’s Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

     We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

     We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the Nasdaq National Market. We expect all of these newly applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these newly applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

     We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

     We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. Because of the early stage of development of our operations and exposure to market risks associated with economies in emerging markets, we may not be able to obtain financing on favorable terms or at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and voting power of shares of common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

     We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

     In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, additional financing may be required to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

     Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

     We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:
               - demand for and acceptance of our new product offerings;
               - delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenue;
               - variations in product mix and cost during any period;
               - development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;
               - difficulties with component supplies, manufacturing or distribution;
               - deferral of customer contracts in anticipation of product or service enhancements;
               - timing of commencement, implementation or completion of major implementation projects;
               - the relative mix of net revenues from established markets, including South Africa, and unestablished markets;
               - fluctuations in currency exchange rates;
               - the fixed nature of many of our expenses; and
               - industry and economic conditions, including competitive pressures and inventory obsolescence.

     In particular, differences in relative growth rates between our businesses in our established markets for certain products and unestablished markets may have a significant effect on our operating results, particularly our reported operating profit percentage, in any individual quarter, with unestablished market sales typically carrying lower margins in the initial phases of our operations in a new area or the introduction of a new product to an area in which we already operate. Certain transactions that occur infrequently, including the bulk supply of hardware to a customer, may also have a significant effect on our operating results. For example, during the year ended June 30, 2005, we supplied a customer with POS devices, pin-pads and smart cards for $10.4 million. Sales of this nature are infrequent and cause fluctuations in revenue and operating income when they occur.

     The period between our initial contact with a potential customer and the sale of our products or services to that customer tends to be long and may be subject to delays which may have an impact on our revenues.

     The period between our initial contact with a potential customer and the purchase of our products and services is often long and subject to delays associated with the budgeting, approval and competitive evaluation processes that frequently accompany significant capital expenditures. A lengthy sales cycle may have an impact on the timing of our revenues, which may cause our quarterly operating results to fall below investor expectations. A customer’s decision to purchase our products and services is often discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To sell our products and services successfully we generally must educate our potential customers regarding the uses and benefits of our products and services, which can require the expenditure of significant time and resources; however, there can be no assurance that this significant expenditure of time and resources will result in actual sales of our products and services.

     We may become subject to a U.S. tax liability for failing to withhold on certain distributions on instruments issued in connection with the Aplitec transaction.

     There is no statutory, judicial or administrative authority that directly addresses the tax treatment of non-U.S. holders that elected to receive units in a trust representing beneficial interests in B class preference shares and B class loan accounts issued by New Aplitec pursuant to the reinvestment option in connection with our acquisition of Aplitec. We believe these interests should be treated for United States federal income tax purposes as, and we did treat them as, separate and distinct interests in New Aplitec. As such, we and our affiliates do not presently intend to withhold any amounts for U.S. federal taxes in respect of any distributions paid on such interests. There is a risk, however, that these interests, together with the special convertible preferred stock, may be treated as representing a single direct equity interest in us for U.S. federal income tax purposes. In such case, distributions received with respect to the B class preference shares and B class loan accounts could be subject to U.S. federal withholding tax, and we could be liable for failure to withhold such taxes in our capacity as withholding agent. In addition, our failure to collect and remit U.S. federal withholding tax may also subject us to penalties.

     Shipments of our electronic payment systems may be delayed by factors outside of our control, which can harm our reputation and our relationships with our customers.

     The shipment of payment systems requires us or our manufacturers, distributors or other agents to obtain customs or other government certifications and approvals and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the very process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our direct or indirect customers. Delays and unreliable delivery by us may harm our reputation in the industry and our relationships with our customers.

     Force majeure events, such as terrorist attacks, other acts of violence or war, political instability and health epidemics may adversely affect us.

     Terrorist attacks, war and international political instability, along with health epidemics, may disrupt our ability to generate revenues. These events may negatively affect our ability to maintain sales revenue and to develop new business relationships. Because a substantial and growing part of our revenues is derived from sales and services to customers outside of the United States and we have our electronic payment systems manufactured outside the United States, terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain and impair our ability to deliver our electronic payment systems, which could materially adversely affect our net revenues or results of operations. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We seek to reduce our exposure to currencies other than the ZAR through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, we use financial instruments in order to economically hedge our exposure to exchange rate and interest rate fluctuations arising from our operations. We are also exposed to credit risks.

Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and USD. We have used forward contracts in order to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the USD and the euro, on the other hand. As of June 30, 2005, 2004 and 2003, our outstanding foreign exchange contracts were as follows:

     As of June 2005

Notional amount		Strike price		Maturity

USD	98,000	ZAR	6.0542	September 30, 2005
EUR	57,000	ZAR	8.3404	August 25, 2005
EUR	285,000	ZAR	8.4137	October 25, 2005
EUR	798,000	ZAR	8.4494	November 25, 2005
EUR	39,000	ZAR	8.4793	November 30, 2005
EUR	106,950	ZAR	8.4078	November 14, 2005
EUR	267,110	ZAR	8.4213	July 29, 2005
EUR	324,800	ZAR	8.4536	August 26, 2005
EUR	101,250	ZAR	8.3908	July 15, 2005

     As of June 2004

Notional amount		Strike price		Maturity

EUR	16,250	ZAR	7.8475	July 12, 2004
EUR	202,000	ZAR	8.1822	August 2, 2004
EUR	16,250	ZAR	7.8878	August 10, 2004
EUR	16,250	ZAR	7.9299	September 10, 2004
EUR	16,250	ZAR	7.9749	October 12, 2004
EUR	263,200	ZAR	8.2129	October 29, 2004
EUR	4,243,000	ZAR	8.5225	January 7, 2005
USD	167,900	ZAR	6.2950	September 22, 2004

     As of June 2003

     None

Translation Risk

     Translation risk relates to the risk that our results of operations will vary significantly as the USD is our reporting currency, but we earn most of our revenues and incur most of our expenses in ZAR. The USD to ZAR exchange rate has fluctuated significantly over the past two years. As exchange rates are outside our control, there can be no assurance that future fluctuations will not adversely affect our results of operations and financial condition.

Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank’s repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $16,026 per month, while interest earned per month on any surplus cash increases by $13,236 per $16.2 million (ZAR 100 million).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Internal Control over Financial Reporting

     Internal control over financial reporting is a process designed by, or under the supervision, of the company’s chief executive officer (CEO) and chief financial officer (CFO), or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).

     Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

     Disclosure Controls and Procedures

     A sub-process of internal control over financial reporting is disclosure controls. Disclosure controls and procedures are those controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

     Inherent Limitations in Internal Control over Financial Reporting

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion of improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Framework used by Management to Conduct its Assessment

     As at the end of the financial year 30 June 2005, we evaluated the effectiveness of the design and operation of internal controls over financial reporting. This evaluation was performed and supervised by the management of the company. The Internal Control – Integrated Framework (COSO) published by the Committee of Sponsoring Organizations of the Treadway Commission was utilized as the criteria for the assessment of internal control over financial reporting. The COSO framework also encompasses internal controls not specifically related to financial reporting; management has however focused primarily on the internal control over financial reporting aspect of the framework.

     Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting

     As at the end of the financial year we evaluated the effectiveness of the design and operation of internal control over financial reporting. Management has assessed that we have maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005.

     Deloitte & Touche, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

     Changes in Internal Control over Financial Reporting

     Management has completed its first annual assessment of internal control over financial reporting in compliance with Section 404 of SOX. This assessment gained momentum in the fourth quarter of the year ended June 30, 2005. As a result of this assessment, remediation steps will be taken to address all identified significant control deficiencies.

     We improved the design and operating effectiveness of controls during the fourth quarter of the year ended June 30, 2005. We have made a number of corporate governance improvements. We formed the Audit and Risk Committee of the Board of Directors in the third quarter of the year ended June 30, 2005. The Audit and Risk Committee became fully operational during the third quarter of year ended June 30, 2005. In addition, we also formed two other Board committees, the Remuneration Committee and the Nominating and Corporate Governance Committee, each of which is composed entirely of independent directors. An internal audit function has also been appointed and will be fully operational during the year ended June 30, 2006.

     Management has also formed sub-committees to assist it in discharging its responsibility for designing and operating effective control systems. As a result, a tax committee and a disclosure committee were constituted in the fourth quarter of the year ended June 30, 2005.

     Although management considers these changes to be significant improvements to our internal control over financial reporting, management has concluded that there has been no fundamental change in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited management's assessment, included in the accompanying 10K, Item 9A “Controls and procedures” that Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and our report dated September 13, 2005 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the restatement of the segment information disclosures as well as the restatement of capital stock accounts, share data and earnings per share data.

/s/ Deloitte & Touche (South Africa)
Chartered Accountants (SA)
Johannesburg, Republic of South Africa
September 13, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

The information called for by Part III of Form 10-K is incorporated by reference from Net1’s definitive proxy statement relating to Net1’s 2005 annual meeting of shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through F-37

2. Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit
Number	Description
2.1
Sale Agreement, dated October 31, 2003 between Net 1 Applied Technology Holdings Limited, Net 1 Investment Holdings (Proprietary) Limited, Net 1 Support Services (Proprietary) Limited and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.2
Subscription Agreement, dated as of October 31, 2003, between Net 1 UEPS Technologies, Inc. and Newshelf  713 (Proprietary) Limited (Incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.3
Asset Purchase Agreement, dated as of January 30, 2004, between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.4
Common Stock Purchase Agreement , dated as of January 30, 2004, between Net 1 UEPS Technologies, Inc and SAPEF III International G.P. Limited (or its nominees). (Incorporated by reference to Exhibit2.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.5
Subscription Agreement, dated November 10, 2003, between the Trustees for the time being of the New Aplitec Participation Trust and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.5 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.6
Trust Deed for the Aplitec Holding Participation Trust, dated October 31, 2003, entered into between Newshelf 713 (Proprietary) Limited and Brait Capital Parters Trustees (Proprietary) Limited. (Incorporated by reference to Exhibit 2.6 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.7
Trust Deed for the Aplitec Holdings Participation Trust, dated January 30, 2004, between Walker SPV, SAPEF III International G.P. Limited (in its capacity as original enforcer), Brait Capital Partners Trustees (Proprietary) Limited (in its capacity as trustee of the New Aplitec Participation Trust) and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 2.7 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.8
Umbrella Agreement, dated November 10, 2003, South African Private Equity Trust III and South African Private Equity Fund III L.P. and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.8 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.9
Underwriting Agreement, dated November 10, 2003, between South African Private Equity Trust III and South African Private Equity Fund III, L.P. and Newshelf 713 (Proprietary) Limited (Incorporated by reference to Exhibit 2.9 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

3.1	Articles of Incorporation of Net 1 UEPS Technologies, Inc., as amended

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 3.5 to our Form 8-K filed June 7, 2005)
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed June 17, 2005)
10.1
Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.2
Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.3
Service Level Agreement between The Limpopo Provincial Government in its Department of Health and Welfare and Cash Paymaster Services (Northern) (Pty) Limited (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.4
Service Level Agreement between the Department of Social Welfare and Population Development, KwaZulu Natal and Cash Paymaster Services KwaZulu Natal (Pty) Limited (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.5
2004 Stock Incentive Plan (included as Annex B to the proxy statement/prospectus) (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.6
Product License Agreement between Net 1 Holdings S.a.r.l. and Banque De Gestion Et De Financement Burundi (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.7
Product License Agreement between Net 1 Holdings S.a.r.l. and Banque De Commerce, De Development Et D’Industrie B.C.D.I. S.A. Rwanda (Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.8
Product License Agreement between Net 1 Holdings S.a.r.l. and Net 1 Operations S.a.r.l. (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.9
Procurement and Commissioning Agreement between Net 1 Investment Holdings (Proprietary) Limited and Reserve Bank of Malawi (Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.10
Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.11
Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.12
Service Level Agreement between the Province of Eastern Cape Department of Social Development and CPS Eastern Cape (Proprietary) Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.13
Banking Facility between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.14
Facility between Cash Paymaster Services Eastern Cape and Nedbank Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.15
Addendum to Facility Letter – Approval of Increase Bridging Loan Facilities between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.16
Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.17
Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited (Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.18
Patent and Technology Agreement by and between Net 1 Investment Holdings (Proprietary) Limited and Nedcor Bank Limited (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.19
Patent and Technology Agreement by and between Net 1 Holdings S.a.r.l. and Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited (Incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.20
Agreement between Nedbank Limited and Net 1 UEPS Technologies, Inc. and Net 1 Applied Technologies South Africa Limited (Incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.21
Stock Purchase Agreement dated July 18, 2005, by and among CI Law Trustees Limited for the San Roque Trust, Dr. Serge C.P. Belamant, South African Private Equity Fund III, L.P., South African Private Equity Trust III, Brenthurst Private Equity II Limited, Brenthurst Private Equity South Africa I Limited, General Atlantic Partners 80, L.P., GapStar, LLC, GAP Coinvestments III, Brait International Limited, LLC, GAP Coinvestments IV, LLC, GAPCO GmbH & Co. KG and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.22
Placement Agent Agreement, dated July 18, 2005, among Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as Placement Agents, the sellers party thereto, and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.23	Amendment No. 1 to the Stock Purchase Agreement dated as of August 11, 2005
14	Amended and Restated Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 8-K filed June 7, 2005)
21	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche, Chartered Accountants (South Africa)
23.2	Consent of PKF (Jhb) Inc.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

Date: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer and Chairman of the Board and	September 13, 2005
/s/ Serge C.P. Belamant	Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	September 13, 2005
/s/ Herman Gideon Kotze	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotze

/s/ Antony Charles Ball	Non-Executive Director	September 13, 2005
Antony Charles Ball

/s/ Chad Leonard Smart	Non-Executive Director	September 13, 2005
Chad Leonard Smart

/s/ Christopher Stefan Seabrooke	Non-Executive Director	September 13, 2005
Christopher Stefan Seabrooke

/s/ Alasdair Jonathan Kemsley Pein	Non-Executive Director	September 13, 2005
Alasdair Jonathan Kemsley Pein

/s/ Paul Edwards	Non-Executive Director	September 13, 2005
Paul Edwards

/s/ Florian P. Wendelstadt	Non-Executive Director	September 13, 2005
Floridan P. Wendelstadt

FORM 10-K — ITEM 8

NET 1 UEPS. TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Net 1 U.E.P.S. Technologies, Inc. are included:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended June 30, 2003, before the restatement of segment information described in Note 16 to the financial statements, and the restatement resulting from the reverse stock-split described in Note 12 to the financial statements were audited by other auditors.

Scope

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Audit opinion

In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company at June 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company as of June 30, 2003 and for the year then ended were audited by other auditors. As described in Notes 16 and 12, these financial statements have been restated to give effect to certain changes in segmental information and to reflect the one-for six reverse stock split, which became effective on June 13, 2005. We audited the adjustments referred to in Note 16 that were applied to restate the disclosures of 2004 and 2003 segment information in the accompanying financial statements to give retroactive effect to the change in reportable segments, as well as the adjustments referred to in Note 12, that were applied to the capital stock accounts, all share data and earnings per share data for the two years ended June 30, 2004 to give retroactive effect to the reverse stock split.

In respect of the 2003 year: our procedures for the segmental information included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements; our procedures in respect of the reverse stock split included (1) comparing the amounts shown in the earnings per share disclosures for 2003 to the Company's underlying accounting analysis obtained from management, (2) comparing the previously reported shares outstanding and income statement amounts per the Company's accounting analysis to the previously issued financial statements, and (3) recalculating the revised shares to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2003 financial statements of the Company other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2003 financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Chartered Accountants (SA)
Johannesburg, Republic of South Africa
September 13, 2005

REPORT OF THE INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF NET 1 APPLIED TECHNOLOGY HOLDINGS LIMITED

We have audited the accompanying consolidated statement of operations of Net 1 Applied Technology Holdings Limited and subsidiaries as of June 30, 2003 and the related consolidated statements of cash flows and shareholders’ equity for the period ended June 30, 2003. These financial statements are the responsibility of the Corporation’s directors. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in South Africa and of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

For purposes of reporting on the 2004 fiscal year the composition of reportable segments was changed which has resulted in the corresponding information for earlier periods being restated. Similarly the number of issued and authorised shares during 2003 has been restated as a result of the transaction described in Note 1 and the one-for-six share split described in Note 12. As of November 30, 2003, we were not able to verify the adjustments made in connection with the restatement of segment information, the capital structure of the Corporation and basic and diluted earnings per share. Hence we do not express an opinion on the aforementioned items included in these financial statements.

In our opinion, except for the effects of such adjustments to the segment report, the capital structure and basic and diluted earnings per share, if any, as might have been determined to be necessary had we been able to satisfy ourselves as to the correctness of the restatements, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 Applied Technology Holdings Limited and subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s / PKF (Jhb) Inc.

PKF (JHB) INC
Chartered Accountants (SA)
Registered Accountants and Auditors

November 30, 2003

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2005 and 2004

	2005	2004
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,749	$80,282
Accounts receivable	26,860	18,196
Finance loans receivable, net	7,760	9,300
Deferred expenditure on smart cards	3,014	6,031
Inventory	1,927	1,054
Deferred income taxes	3,354	2,549
Total current assets	150,664	117,412

LONG TERM RECEIVABLE	969	1,106
PROPERTY, PLANT AND EQUIPMENT, net	6,216	7,638
EQUITY ACCOUNTED INVESTMENT	1,325	878
GOODWILL	14,636	15,212
INTANGIBLE ASSETS, net	7,944	10,386

TOTAL ASSETS	181,754	152,632

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	-	19
Accounts payable	20,315	23,693
Income taxes payable	14,038	24,119
Total current liabilities	34,353	47,831

DEFFERRED INCOME TAXES	10,399	8,961
LONG TERM LIABILITIES	-	252

TOTAL LIABILITIES	44,752	57,044

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - 2005: 28,548,269; 2004: 22,539,204	29	23

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - 2005: 26,733,521; 2004: 32,161,190	27	32

B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - 2005:
196,983,841; 2004: 236,977,187	31	38

ADDITIONAL PAID-IN-CAPITAL	71,960	71,954

ACCUMULATED OTHER COMPREHENSIVE INCOME	7,314	15,039

RETAINED EARNINGS	57,641	8,502

TOTAL SHAREHOLDERS’ EQUITY	137,002	95,588

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,754	$152,632

The notes are an integral part of these consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands, except per share data)
REVENUE	$176,290	$131,098	$74,924
EXPENSE
COST OF GOODS SOLD, IT PROCESSING, SERVICING AND SUPPORT	50,682	39,134	25,935
GENERAL AND ADMINISTRATION	45,897	39,677	26,399
DEPRECIATION AND AMORTIZATION	6,591	5,676	3,323
COSTS RELATED TO PUBLIC OFFERING AND NASDAQ LISTING	1,817
REORGANIZATION CHARGES	-	11,133	-
OPERATING INCOME	71,303	35,478	19,267
INTEREST INCOME, net	2,389	3,640	2,600
INCOME BEFORE INCOME TAXES	73,692	39,118	21,867
INCOME TAX EXPENSE	29,666	25,927	9,473
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
INTEREST, EARNINGS FROM EQUITY ACCOUNTED INVESTMENT,
EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	44,026	13,191	12,394
MINORITY INTEREST	-	-	452
EARNINGS FROM EQUITY ACCOUNTED INVESTMENT	536	87	-
INCOME FROM CONTINUING OPERATIONS	44,562	13,278	11,942
EXTRAORDINARY ITEM	-	-	857
CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE	-	-	318
NET INCOME FOR THE YEAR	$44,562	$13,278	$13,117
Income from continuing operations per share
Basic earnings, in cents – common stock and linked units	81.4	39.6	37.2
Diluted earnings, in cents – common stock and linked units	79.6	38.4	37.2
Net income per share
Basic earnings, in cents – common stock and linked units	81.4	39.6	40.8
Diluted earnings, in cents – common stock and linked units	79.6	38.4	40.8

The notes are an integral part of these consolidated financial statements.

NET 1 UEPS Technologies, Inc.
CONSOLIDATED STATEMENTS OF MOVEMENTS IN SHAREHOLDERS' EQUITY
for the years ended June 30, 2005, 2004 and 2003

				Special Convertible		B Class
	Common Stock			Preferred Stock		Preference Shares			Accumulated
	Number		Additional	Number		Number			Other
	of		Paid-in	of		of		Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Earnings	Income (loss)	Total	Income (loss)
		'000	'000		'000		'000	'000	'000	'000	'000
Balance - July 1, 2002
(as previously reported	190,106,275	$38	$39,356	-	-	-	-	$21,697	$(19,367)	$41,724
Effect of one-for-six
reverse stock split	158,421,896	(32)	32	-	-	-	-	-	-	-
Balance - July 1, 2002
(as restated)	31,684,379	6	39,388	-	-	-	-	21,697	(19,367)	41,724
Net Income								13,117		13,117	$13,117
Dividends declared								(3,925)		(3,925)
Stock issued during the year	476,811	-	570							570
Stock compensation expense			613							613
Movement in Foreign Currency
Translation Reserve									18,405	18,405	18,405
Balance - June 30, 2003	32,161,190	6	40,571	-	-	-	-	30,889	(962)	70,504	31,522
Net Income								13,278		13,278	13,278
Items related to the reorganization
transaction
Dividends paid								(35,665)		(35,665)
Cash distribution to Aplitec
shareholders			(37,002)							(37,002)
Reorganization of share capital	(31,910,238)	(6)	(64)	31,910,238	$32	235,128,068	$38			-
Issue of linked units to Brait in
accordance with underwriting
agreement	(250,952)	-	847	250,952	-	1,849,119	-			847

Reverse acquisition of Net 1 by Aplitec	2,642,143	3	7,931							7,934
Issue of common stock	17,610,238	18	52,813							52,831
Stock issued in accordance with 2004
Stock Incentive Plan	1,453,490	1	4,359							4,360
Issue of stock for transaction fees	833,333	1	2,499							2,500
Movement in Foreign Currency
Translation Reserve									16,001	16,001	16,001
Balance - June 30, 2004	22,539,204	23	71,954	32,161,190	32	236,977,187	38	8,502	15,039	95,588	29,279
Net Income								44,562		44,562	44,562
Recognition of deferred tax asset,
net of valuation allowance
(refer note 5. Income taxes)								4,577		4,577
Exercise of options by holders	581,396	1	1,743							1,744
Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan			(1,744)							(1,744)
Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	5,427,669	5	7	(5,427,669)	(5)	(39,993,346)	(7)			-
Movement in Foreign Currency
Translation Reserve									(7,725)	(7,725)	(7,725)
Balance - June 30, 2005	28,548,269	$29	$71,960	26,733,521	$27	196,983,841	$31	$57,641	$7,314	$137,002	$36,837

The notes are an integral part of these consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
for the years ended June 30, 2005, 2004 and 2003

	2005	2004	2003
	In thousands

Cash flows from operating activities
Cash received from customers	$174,704	$123,177	$70,768
Cash paid to suppliers and employees	(101,024)	(72,825)	(49,487)
Cash generated by operations	73,680	50,352	21,281
Interest received	16,308	15,362	8,065
Finance costs paid	(13,974)	(11,698)	(5,465)
Income taxes paid	(37,872)	(12,121)	(6,237)
Net cash provided by operating activities	38,142	41,895	17,644

Cash flows from investing activities
Capital expenditures	(3,436)	(2,802)	(6,712)
Proceeds from disposal of property, plant and equipment	39	62	314
Long term receivable granted	-	(937)	-
Acquisition of minority interests/ subsidiaries/ equity accounted investments	-	(2,052)	(995)
Cash received on acquisition of Net1 UEPS Technologies, Inc.	-	8	-
Net cash used in investing activities	(3,397)	(5,721)	(7,393)

Cash flows from financing activities
Proceeds from issue of share capital	-	52,831	570
Proceeds from issue of preference share capital	-	847	-
Proceeds from bank overdraft	-	17	-
Repayment of bank overdraft	(19)		-
Cash distributions to shareholders	-	(37,002)	-
Dividends paid	-	(40,753)	(2,836)
Net cash used in financing activities	(19)	(24,060)	(2,266)

Effect of exchange rate changes on cash	(7,259)	13,855	14,178

Net increase in cash and cash equivalents	27,467	25,969	22,163

Cash and cash equivalents – beginning of period	80,282	54,313	32,150

Cash and cash equivalents at end of period	$107,749	$80,282	$54,313

The notes are an integral part of these consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

     Net 1 UEPS Technologies, Inc. (“Net1” or the “Company”) was incorporated in the State of Florida on May 8, 1997, and was, prior to the transaction described below, engaged in the business of commercializing the smart card technology based on the Universal Electronic Payment System (“UEPS”) and Funds Transfer System (“FTS”) through the development of strategic alliances with national and international bank and card service organizations.

     Net 1 Applied Technology Holdings Limited (“Aplitec”) was a holding company established and existing under the laws of Republic of South Africa. Aplitec’s subsidiaries employed specialized smart card technologies to add efficiency to commercial activities requiring money transfers, payment systems, and other electronic data applications. Through its subsidiaries, Aplitec was involved in the administration, management and payment of social welfare grants and handles the payment of pensions on behalf of the government in five of the nine provinces of South Africa. Aplitec also operated micro-lending businesses with more than 100 branches throughout South Africa and developed, marketed and licensed administrative and payment solutions for the micro-lending industry. In addition, Aplitec provided financial services to its customers through its proprietary smart card platform and provided technical, operational, business solutions and outsourcing services to companies.

     As a result of the transaction described below, the former shareholders of Aplitec obtained a majority voting interest in the Company on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-K unless indicated otherwise for the periods up to June 7, 2004 represent the results of Aplitec prior to the date it acquired Net1. For the period from June 7, 2004 the financial information presented herein represents the consolidated results of Aplitec and Net1 with Net1 as the acquired entity. We refer to the continuing combined entity of Net1 and Aplitec and their consolidated subsidiaries as the “Company” or “Net 1”. We refer to the historic Aplitec business before the transaction as “Aplitec”, and the subsidiary that legally acquired the business of Aplitec as “New Aplitec”. Finally we refer to the historic business of Net 1 UEPS Technologies, Inc prior to the transaction as “NUEP”.

     In addition, on June 2, 2005, the Company’s board of directors approved a one-for-six reverse stock split. Under Florida corporate law the reverse stock split was not required to be approved by the Net1’s shareholders. The following have been retroactively restated as a result of the reverse stock split mentioned above:

  number of shares of common and special convertible stock authorized, issued and outstanding, and the conversion ratio applicable to the securities included in the linked units issued in the transaction;

  stock issued under any of the Company’s stock compensation plans, including stock issued pursuant to the Company’s 2004 Stock Incentive Plan;

  all per share measures, including, but not limited to basic and diluted earnings per share;

  certain price per share information related to the transaction mentioned above and described more fully below; and

  reallocation of amounts from common stock to additional paid in capital as the par value of $0.001 per share did not change.

     Although Aplitec is deemed to be the acquiring company for financial and reporting purposes, the legal status of Net1 as the surviving corporation has not changed.

     The transaction referred to above had the following elements:

  On June 7, 2004, Net 1 Applied Technologies South Africa Limited (“New Aplitec”), a holding company established and existing under the laws of South Africa, completed a transaction whereby it acquired substantially all of the assets and liabilities of Aplitec for $127.53 million (or ZAR825,641,638) (the “net purchase price”). The net purchase price together with the cash retained in Aplitec was distributed as an advance distribution to Aplitec shareholders.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

     Description of Business (continued)

  The New Aplitec Participation Trust (“South African Trust”) is a South African bewind trust established and existing under the laws of South Africa.

  The Aplitec Holdings Participation Trust (the “Cayman Trust”) is a purpose trust created under Part VIII of the Trust Law (2001 Revision) of the Cayman Islands.

  The Aplitec shareholders had the option of either electing to receive 190 South African cents per share and an investment in New Aplitec in the form of a nil paid renounceable letter of allocation representing an interest in a New Aplitec B class preference share (“B class preference shares”) and B class loans held by the South African Trust (collectively the “reinvestment option”) or cash of 500 South African cents per share. Shareholders who elected to receive the reinvestment option are described as “reinvesting shareholders”. In addition to the liquidation dividend, reinvesting shareholders were granted, units in the South African Trust with the right to receive, for no additional consideration, special convertible preferred stock of the Company, which are held by the Cayman Trust. These shares may be converted, upon the occurrence of a trigger event, to Company common stock on a one-for-one basis. A trigger event can occur when a unit holder gives notice to the South African Trust in writing of its intention to convert some or all of its B class preference shares and B class loans. A trigger event also includes the abolition or relaxation of Exchange Controls by the South African Reserve Bank to permit reinvesting shareholders to hold Company common stock directly or the winding up or placing under judicial management of New Aplitec or the Company.

  Upon receipt of notice of a trigger event, the trustee of the South African Trust will request delivery from the Cayman Trust of the number of shares of the Company’s special convertible preferred stock attributable to the units being converted. Upon delivery by the Cayman Trust, the South African Trust will transfer these shares of special convertible preferred stock, along with a proportionate number of B class preference shares and loan accounts to the Company in exchange for shares of the Company’s common stock.

  On June 25, 2004, shareholders holding 1,849,119 of Aplitec’s issued shares elected the cash option. The remaining shareholders holding 235,128,068 shares elected the reinvestment option. Aplitec entered into an underwriting agreement with South African Private Equity Trust III (“SAPET”) and South African Private Equity Fund III L.P. (“SAPEF” and, together with SAPET, the “Underwriters”). In terms of this arrangement the Underwriters agreed to take up all of the rights in the South African Trust of the reinvestment option not taken up by Aplitec’s shareholders, up to the maximum of $70 million (or ZAR437 million), which was equivalent to 64.7% of the reinvestment option, at a price of $0.45 (or ZAR2.85) per Aplitec share not involved in the reinvestment. The Underwriters paid $0.84 million (or ZAR5,269,989) for 1,849,119 units in the South African Trust in terms of the underwriting agreement.

  On May 27, 2004, the Company issued the equivalent of 32,161,190 of its special convertible preferred stock to the Cayman Trust, to be held for the benefit of Aplitec’s shareholders that elected the reinvestment option and the Underwriters.

  The combination of instruments issued to the reinvesting shareholders (B class preference shares and B Class loans in New Aplitec as well as rights to receive special convertible preference shares in the Company) are referred to as “linked units” and the reinvesting shareholders that hold these instruments are referred to as “linked unit holders”. Both the Net1 common stock and the linked units have been reflected as equity of the Company. Refer to Note 11 – Capital Structure and Creditor Rights Attached to the B Class Loans for a detailed explanation of this treatment.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation

     The accompanying consolidated financial statements of the Company include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

     Changes to comparative information

     Certain minor adjustments and reclassifications have been made to the comparative information in order to make it comparable with the current year disclosures.

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income taxes

     The Company provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The tax rate in South Africa varies depending on whether income is distributed. The income tax rate is currently 30%, but upon distribution an additional tax (Secondary Tax on Companies, or “STC”) of 12.5% is due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes using a combined rate of 37.78% . These rates have not changed over the past three years, however in February 2005, the Finance Minister of South Africa announced a drop in the corporate tax rate to 29% for corporations with tax year ends ending after April 1, 2005. This rate has not been promulgated by the President of South Africa as of June 30, 2005, and thus the Company’s corporate tax rate for the year ended June 30, 2005, is 30%.

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

     Equity Method Investments

     The Company uses the equity method to account for investments in companies when it has a significant influence but not control over the operations of the company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity accounted company’s net income (loss). In addition, dividends received from the equity accounted company reduce the carrying value of our investment.

     Inventory

     Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out basis and includes transport and handling costs.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period

     Revenue recognition

     Fees and commissions

     The Company provides a State pension and welfare benefit distribution service to provincial governments in South Africa. Fees are computed based on the number of beneficiaries included in the government payfile. Fee income received for these services is recognized in the statement of operations when distributions have been made to the beneficiaries.

     Beneficiaries are able to load their pension and welfare grants at merchants enrolled in the Company’s participating retailer program in certain provinces. There is no charge to the beneficiary to load the grant onto a smart card at the merchant location, however, a fee is charged to the beneficiary for purchases made at the merchant using the smart card. A fee is charged to the merchant when the beneficiary makes a cash withdrawal. Fee income received for these services is recognized in the statement of operations when the transaction occurs.

     The Company provides an automated payment collection service to third parties, for which it charges monthly fees. These fees are recognized in the statement of operations as the underlying services are performed.

     Interest income

     Interest income earned from micro-lending activities is recognized in the income statement as it falls due, using the effective interest rate method by reference to the constant interest rate stated in each loan agreement.

     Capital and interest that is in arrears and determined to be doubtful is provided for in full if the capital outstanding has not been insured. The Company insures against losses of capital related to certain loans. For these loans, provision is made for the amount of interest previously recognized in the statement of operations if it is determined that the interest outstanding will not be collected.

     Systems implementation projects

     The Company undertakes smart card system implementation projects. The hardware and software installed in these projects are in the form of customized systems, which ordinarily involve modification to meet the customer’s specifications. Software delivered under such arrangements is available to the customer permanently, subject to the payment of annual license fees. Revenue for such arrangements is recognized under the completed contract method, no income and profit being recognized until the contract is completed, save for annual license fees, which are recognized in the period to which they relate. Up-front and interim payments received are recorded as client deposits until customer acceptance.

     Terminal rental income

     The Company leases terminals to merchants enrolled in its merchant retail application. Operating rental income is recognized monthly on a straight-line basis in accordance with the lease agreement.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue recognition (continued)

     Other income

     Revenue from service and maintenance activities is charged to customers on a time-and-materials basis and is recognized in the statement of operations as services are delivered to customers.

     Research and development expenditure

     Research and development expenditures are charged to net income in the periods in which they are incurred.

     Loan provisions

     Traditional microlending

     A specific provision is established for all loans where it is considered likely that all or a portion of the principal amount of the loan or interest thereon will not be repaid by the borrower. Default is considered likely after a specified period of repayment default, which is generally not more than 150 days. The provision is assessed based on a review by management of the ageing of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

     UEPS-based lending

     No provision is required for UEPS-based lending. The principal amount of the loan is insured and the amount due to be recovered from the insurer is recorded as a receivable once the amount is deemed unrecoverable. Default is considered when the beneficiary dies or can not be found. Once the loan is deemed unrecoverable, deferred interest related to the unrecoverable insured loan is not recognized.

     Stock-based compensation

     The Company accounts for its stock options using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 ‘Accounting for Stock Issued to Employees’ (‘APB No. 25’). Accordingly, compensation costs of stock options are measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the option exercise price and is charged to operations over the vesting period. For plans where the measurement date occurs after the grant date, referred to as variable plans, compensation cost is remeasured on the basis of the current market value of the Company’s stock at the end of each reporting period.

     The Company recognizes compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by SFAS No. 123 ‘Accounting for Stock-based Compensation’ (‘SFAS No. 123’), the Company has included in these financial statements the required pro forma disclosures as if the fair-value method of accounting had been applied.

     As discussed further under ‘Recent pronouncements not yet adopted as of June 30, 2005’ below, the Company will adopt SFAS No. 123R ‘Share-Based Payment’ with effect from the beginning of fiscal year 2006.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Stock-based compensation (continued)

     The stock compensation charge under APB 25 for the years ended June 30, 2005, 2004 and 2003 was $0, $4.36 million; and $0.6 million, respectively. Had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with SFAS 123, the Company’s net income and earnings per share in accordance with US GAAP for 2005, 2004 and 2003 would have been as presented in the pro-forma disclosures below:

	2005	2004	2003

Net income	$44,562	$13,278	$13,117
Add back: stock-based compensation expense included in
reported net income, net of related tax effects	-	4,360	613
Deduct: total stock-based compensation expense
determined under fair value based method for all awards,
net of related tax effects	-	(6,257)	(100)

Pro-forma net income	$44,562	$11,381	$13,630

Earnings per share, in US cents:
Basic, as reported	81.4	39.6	40.8
Basic, pro forma	81.4	32.4	40.8

Weighted average assumptions(1) :
Risk-free interest rate	3.50%	3.50%	14.00%
Dividend yield	0.00%	0.00%	0.00%
Stock volatility	72.00%	72.00%	67.82%
Average expected life (years)	7.00	7.00	2.15

(1) the 2005 and 2004 assumptions are based on stock issued under the 2004 Stock Incentive Plan and the 2003 assumptions are based on Aplitec’s stock compensation plan based on the trading price of its shares on the Johannesburg Securities Exchange prior to the Aplitec transaction.

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     In June 2005 the Emerging Issues Task Force (EITF) reached consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination", or EITF 05-6. EITF 05-6 requires leasehold improvements acquired in a business combination to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. Additionally, the Issue requires improvements placed in service significantly after and not contemplated at or near the beginning of the lease term to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective immediately. The adoption of EITF 05-6 has had no material impact on our consolidated financial position, results of operations or cash flows.

Recent pronouncements not yet adopted as of June 30, 2005

     FASB Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No.123R was issued in December 2004 and replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from July 1, 2005. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The SFAS No. 123 pro forma disclosures given in Note 2 to the consolidated financial statements show the impact of the Company adopting SFAS No. 123R in prior periods. As required by FAS 123R the Company will adopt the modified-prospective method effective July 1, 2005.

     FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued on May 30, 2005. The new statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. The Company plans to adopt the new statement in the first quarter of its new fiscal year, beginning July 1, 2005.

3. PROPERTY, PLANT AND EQUIPMENT

	2005	2004

Cost:
Computer equipment	$13,631	$16,626
Furniture and office equipment	4,004	4,097
Motor vehicles	9,205	10,140
	26,840	30,863
Accumulated depreciation:
Computer equipment	11,236	14,558
Furniture and office equipment	2,607	2,280
Motor vehicles	6,781	6,387
	20,624	23,225
Carrying amount:
Computer equipment	2,395	2,068
Furniture and office equipment	1,397	1,817
Motor vehicles	2,424	3,753
	$6,216	$7,638

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4. GOODWILL AND INTANGIBLE ASSETS

     On July 1, 2002 the Company adopted SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), for US GAAP purposes, which required that goodwill and certain intangible assets with indefinite useful lives, including those recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually. Adoption of SFAS 142 also required the completion of a transitional impairment test with any resulting impairment identified treated as a cumulative effect of a change in accounting principle.

Prior to adoption of SFAS 142, the Company assessed goodwill for impairment based on the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and had to evaluate the periods of amortization continually to determine whether later events and circumstances warranted revised estimates of useful lives; impairment had to be recognized when the carrying amount exceeded the fair market value of the asset.

     In connection with the adoption of SFAS 142, the Company completed a transitional impairment test of its goodwill. Fair value was determined based on discounted cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that goodwill was not impaired and that no adjustment was required.

     Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill, which will no longer be amortized.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of July 1, 2003	$12,085	$(4,039)	$8,046
Acquisition of NUEP	5,794	-	5,794
Foreign currency adjustment (1)	1,423	(51)	1,372
Balance as of June 30, 2004	19,302	(4,090)	15,212
Foreign currency adjustment (1)	(826)	250	(576)
Balance as of June 30, 2005	$18,476	$(3,840)	$14,636

     (1) – the Foreign currency adjustment represents the effects of the fluctuations between the South African Rand and the United States dollar on the gross carrying value and accumulated amortization.

     Summarized below is the carrying value and accumulated amortization of the intangible assets that will continue to be amortized under SFAS 142.

		2005			2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value

Finite-lived intangible assets:
FTS patent	$5,733	$(2,867)	$2,866	$6,106	$(2,443)	$3,663
Contract rights	2,510	(1,325)	1,185	2,673	(520)	2,153
Customer contracts	114	(26)	88	114	(2)	112
Exclusive licences	4,506	(701)	3,805	4,506	(54)	4,452
Other patents	-	-	-	6	-	6
Total finite-lived intangible assets	$12,863	$(4,919)	$7,944	$13,405	$(3,019)	$10,386

     The Company obtained its patent for the Funds Transfer System (FTS) on its acquisition of Net 1 Investment Holdings (Proprietary) Limited (“Net 1 Holdings”) on July 12, 2000. 100% of Net 1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $3.9 million at the year end exchange rate of $1: ZAR6.684), which was satisfied through the issuance of 9,750,000 shares of the Company’s common stock. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $4.8 million (or $5.7 million at the year end exchange rate of $1:ZAR6.275) . Net 1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4. GOODWILL AND INTANGIBLE ASSETS (continued)

     or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based.

     Aggregate amortization expense on the FTS patent for the year ended June 30, 2005 was approximately $0.6 million (2004: $0.6 million, 2003: $0.5 million). Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

     In December 2003 the Company entered into an agreement with various black economic empowerment partners (the “partners”) whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The contract rights will be amortized over the contract period of three years. Amortization for the year ended June 30, 2005 is approximately $0.9 million (2004: approximately $0.5 million).

     As a result of the accounting for the Aplitec transaction as a reverse acquisition, the assets and liabilities of the Company were valued in accordance with the requirements of SFAS 141, Business Combinations. The customer contracts and exclusive licenses were valued by an independent third party and these assets were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of five and seven years respectively. Amortization expense for the customer contracts and exclusive licenses for the year ended June 30, 2005, is $0.02 million and $0.6 million, respectively, (2004: $0.002 million and $0.054 million, respectively).

     As required by SFAS 141 goodwill has been allocated to the Company’s reportable UEPS Transaction-based activities, UEPS-based Financial Services and Hardware, Software and related Technology Sales business segments as follows:

	June 30, 2005
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$3,606	$(1,063)	$2,543
Smart card accounts	-	-	-
UEPS-based financial services	7,376	(2,068)	5,308
Hardware, software and related technology sales	7,494	(709)	6,785
Total	$18,476	$(3,840)	$14,636

	June 30, 2004
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$3,841	$(1,133)	$2,708
Smart card accounts	-	-	-
UEPS-based financial services	7,857	(2,203)	5,654
Hardware, software and related technology sales	7,604	(754)	6,850
Total	$19,302	$(4,090)	$15,212

     As required by SFAS 142, the standard has not been retroactively applied to the results for the period prior to adoption.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4. GOODWILL AND INTANGIBLE ASSETS (continued)

The effect of adopting FAS 142 on July 1, 2002 was as follows:

	2005	2004	2003

Extraordinary gain – negative goodwill that arose
after July 1, 2002	-	-	$857
Cumulative effect of an accounting change: write-off
of negative goodwill that arose prior to July 1, 2002	-	-	318
	-	-	$1,175

5. INCOME TAXES

     The following is a reconciliation of income taxes, calculated at the statutory South African income tax rate, to the income tax provision included in the accompanying statements of operations for each of the years ended June 30:

	2005	2004	2003
Income tax provision
Current income tax provision	$30,164	$21,298	$10,635
Capital gains tax	-	4,012	-
Deferred taxation charge (benefit)	(498)	617	(1,162)
Income tax provision	$29,666	$25,927	$9,473

Income tax rate reconciliation
Income taxes at statutory South African tax rates	37.78%	37.78%	37.78%
Permanent items	1.47%	9.95%	5.54%
Movement in valuation allowance	1.00%	8.29%	-
Capital gains tax	-%	10.26%	-
Income tax provision	40.25%	66.28%	43.32%
Current	40.93%	54.44%	48.63%
Capital gains tax	-%	10.26%	-
Deferred	(0.68)%	1.58%	(5.31)%

     There were no changes to the enacted tax rate in years ended June 30, 2005, 2004 and 2003. In July 2005, the enacted tax rate in South Africa changed from 37.78% to 36.89%, and the effect of the change will be accounted for in the first quarter of the 2006 fiscal year.

     During the year ended June 30, 2005, the Company’s subsidiaries in South Africa utilized approximately $1.6 million of their net operating loss carry forwards.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5. INCOME TAXES (continued)

     The following table shows the significant components included in deferred income taxes as at June 30:

	2005	2004

Deferred tax assets

Assessed losses	$5,452	$6,667
Provisions and accruals	1,332	1,191
FTS patent	2,996	-
Intangible assets	1,920	-
Other	410	412

Total deferred tax assets before valuation allowance	12,110	8,270
Valuation allowances	(4,996)	(3,245)
Total deferred tax assets, net of valuation allowance	7,114	5,025

Total deferred tax liabilities:

FTS patent	-	1,384
Intangible assets	1,472	1,633
Prepaid expenses	1,082	2,395
STC liability, net of STC credits	11,605	6,025
Total deferred tax liabilities	14,159	11,437

Reported as
Current deferred tax assets	3,354	2,549
Long term deferred tax liabilities	10,399	8,961

Net deferred income tax liabilities	$7,045	$6,412

     The utilization of deferred tax assets is dependent on the Company’s future operating profits. Management is not aware of any trends, events, or transactions that are expected to affect future levels of taxable income. Management of the Company is of the opinion that based on the weight of available positive and negative evidence it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above, except for certain tax losses discussed below.

     A portion of the valuation allowance raised against the deferred tax assets relates to net operating losses incurred by NUEP. The Company’s management has not recognized any of the potential benefit of these net operating losses because the Company can not be assured it is more likely than not it will utilize the net operating loss carried forward in future years. The valuation allowance has decreased by $0.5million from $3.25 million as of June 30, 2004, to $2.8 million as of June 30, 2005.

     In addition, at the end of the fiscal year it was determined that certain intangible assets and the FTS patent had new tax bases as a result of certain reorganizations that occurred in connection with the Aplitec transaction. Consequently a gross deferred tax asset of $6,9 million was recognized in respect of these deductible temporary differences and the other side of the entry was recorded directly in equity in accordance with the requirements of EITF Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or With Its Shareholders Under FASB Statement No. 109. The tax deduction for the intangible asset is claimable in two equal amounts beginning in the tax year ended June 30, 2005. The tax deduction for the FTS patent is claimable over a 20 year period beginning in the tax year ended June 30, 2005. Management has considered all available evidence, both positive and negative, including forecasts of taxable income over its five-year forecasting period, and determined based on the weight of that evidence, that as at 30 June 2005, a valuation allowance is needed for approximately 74% of the deduction claimable related to the FTS patent as there may not be sufficient taxable income in the future to offset this deduction. The valuation allowance of $2,3 million recognized on initial recognition of the deferred tax asset has also been charged directly against equity resulting in a net credit to equity of $4.6 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5. INCOME TAXES (continued)

     In June 2005 three wholly owned dormant subsidiaries of New Aplitec were liquidated. A liquidation dividend will be paid to New Aplitec which resulted in approximately $0.5 million of STC paid to the South African Revenue Services. New Aplitec is entitled to claim a credit for this STC paid if it declares and pays a dividend to its shareholders. This STC credit has been netted against the STC liability included in the Company’s deferred tax liabilities.

     NUEP, the company incorporated in the State of Florida, has incurred net operating losses as detailed in the following table:

Year of loss	Amount	Year of
		Expiration
1997	$135	2012
1998	659	2013
1999	267	2014
2000	336	2015
2001	674	2016
2002	166	2017
2003	282	2018
2004	4,532	2019
2005	337	2020
	$7,388

     Net operating losses incurred in South Africa generally expire if the company does not trade during the year. All companies to which the losses relate are currently trading and will continue to trade for the foreseeable future. The Company’s South African subsidiaries have incurred net operating losses as detailed in the following table:

Year of loss	Amount
2004 and prior, net of utilization (at June 30, 2005 rate of $1: ZAR 6.684)	$2,663
2005	-
$2,663

6. STOCK-BASED COMPENSATION

2004 Stock Incentive Plan

     The shareholders of the Company approved the 2004 Stock Incentive Plan (the “Plan”) on May 27, 2004. The 2004 Stock Incentive Plan permits the Company to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The remuneration committee of the Company’s board of directors (‘the committee”) administers the Plan.

     Term

     No awards may be granted under the Plan after the tenth anniversary of the effective date of the Plan, but awards granted before such tenth anniversary may extend beyond that date.

     Shares Reserved for Awards and Limits on Awards

     The total number of shares of Company common stock available under the Plan initially will be 2,906,980, of which 1,453,490 shares may be used with respect to stock options, and 1,453,490 shares may be used in respect of other stock-based awards, which may include grants of restricted shares. The maximum number of shares for which stock options and stock appreciation rights, or for which other stock-based awards may be granted during a calendar year to any participant is 436,047, which is approximately 30% of the total number of shares that may be used with respect to stock options or stock-based awards under the Plan.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6. STOCK-BASED COMPENSATION (continued)

     Stock Options

     The committee will establish the duration of each option at the time it is granted. The maximum duration of an incentive stock option is ten years after the date of grant. The committee will establish the exercise price of each option at the time it is granted. Initial grants of nonqualified stock options may be made at an exercise price of US$3.00 per share, which is based on the price per share of Company common stock issued on June 7, 2004, to a group of private equity funds that funded the Aplitec transaction. The exercise price of an incentive stock option may not be less than the fair market value of the underlying common stock on the date of grant. The committee may establish vesting and performance requirements that must be met prior to the exercise of options. Unless otherwise determined by the committee, stock options will vest ratably, on an annual basis, over a period of five years, commencing with the first anniversary of the grant date. On June 7, 2004 the Company granted 1,453,490 options to directors, management and employees of Aplitec at an exercise price of $3.00. During the year, the company amended the terms of certain grants made on June 7, 2004 as follows: The awards were modified to vest ratably over five years instead of immediately. In addition, the Company agreed to make a loan to employees in order to enable them to exercise any options that have vested, but which are restricted as to sale within one year of vesting. Such loans are on a recourse basis and bear interest at market rates. No compensation expense was recorded as the grants were made at market value, which was considered to be the private equity funds paid for their shares in the Company.

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

     As a condition precedent to the Aplitec transaction the committee granted 1,453,490 other stock-based awards to management and employees of Aplitec on June 7, 2004. These grants were valued at $3.00 per other stock-based award, vest immediately and can be exercised ratably, on an annual basis, over a period of five years, commencing with the grant date. Market value for the shares was determined to be the price that the private equity funds that funded the Aplitec transaction paid for their shares in the Company. The total cost related to these grants recognized in income for the year ended June 30, 2004 is approximately $4.3 million.

     The movement in stock options outstanding during the three years ended June 30, 2005 is summarized in the following table:

	2005		2004		2003
	No. of	Weighted	No. of	Weighted	No. of	Weighted
	shares	average	shares	average	shares	average
	under	exercise	under	exercise	under	exercise
	option(1)	price	option(1)	price	option(2)	price
Outstanding at beginning of year	1,453,490	$3.00	-	-	481,787	$0.96
Granted	-	-	1,453,490	$3.00	-	-
Exercised	581,396	$3.00	-	-	476,811	$0.96
Lapsed or otherwise forfeited	-	-	-	-	4,976	-
Outstanding at end of year	872,094	$3.00	1,453,490	$3.00	-	-
Exercisable at end of year	-	$3.00	-	-	-	-

(1) the number of stock based awards outstanding during 2005 and 2004 has been adjusted to reflect the one-for-six reverse stock split described in Note 12 below.
(2) the number of stock based awards outstanding during 2003 has been adjusted using the reinvestment ratio mentioned in Note 1 above, and reflects the one-for-six stock split described in Note 12 below.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7. ACCOUNTS RECEIVABLE AND FINANCE LOANS RECEIVABLE

	2005	2004

Accounts receivable	$26,860	$18,196

Finance loans receivable (1)
UEPS-based lending	4,184	5,043
Traditional microlending – net	3,576	4,257
Traditional microlending – gross	7,212	12,609
Allowance for doubtful micolending loans , end of year	3,636	8,352
Allowance for doubtful micolending loans, beginning of year
restated at year end rates	7,841	8,091
Allowances charged to the income statement, restated at year
end rates	932	688
Amounts utilized, restated at year end rates	(5,137)	(427)

Total finance loans receivable	$7,760	9,300

(1) Finance loans receivable were included in the accounts receivable balance as at June 30, 2004, and are shown as a separate line item as at June 30, 2005.

     During the latter half of the third quarter and throughout the fourth quarter of 2005 the management of the Company’s traditional microlending businesses reviewed the Company’s long outstanding finance loans. As a result of this review it was determined that $5.5 finance loans outstanding were not recoverable. The loans written off had been previously provided for in full and are shown in the above reconciliation in the line item – “Amounts utilized, restated at year end rates”. The Company’s management began authorizing the write off of these finance loans in the latter half of the third quarter and in the fourth quarter of 2005 which has resulted in a decrease in the gross amount outstanding as well as the allowance compared with the balances as at June 30, 2004. These write-offs had no effect on the statement of operations as they had been fully provided for previously. The Company’s policy for providing for doubtful finance loans has not changed

8. DEFERRED EXPENDITURE ON SMART CARDS

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government. The deferred expenditure on smart cards was included in the accounts receivable balance as of June 30, 2004, and is shown as a separate line item as of June 30, 2005.

9. TRADE AND OTHER PAYABLES

	2005	2004

Trade payables	$2,315	$7,431
Payroll related payables	300	196
Accruals	5,425	9,091
Value-added tax payable	1,190	1,049
Other payables	7,931	2,788
Provisions	3,154	3,138
	$20,315	$23,693

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. REVENUE

	2005	2004	2003

Sale of goods	$11,885	$3,321	$7,979
Loan based interest received	19,069	15,678	12,672
Services rendered	145,336	112,099	54,273
	$176,290	$131,098	$74,924

11. CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS

     The Company’s balance sheet reflects two classes of equity - common stock and linked units. Other than the change in the conversion ratio, the rights of the holders of common stock and linked units have not been affected by the reverse stock split described in note 12 below.

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
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

     •      7.368421056 B class preference shares; and

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

     During the year ended June 30, 2005, 5,427,669 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 39,993,346 linked units during year ended June 30, 2005. The net result of these conversions was that 39,993,346 B class preference shares and B class loans were ceded to Net1 during the year ended June 30, 2005, which converted 5,427,669 shares of special convertible preferred stock to 5,427,669 common stock in return for the ownership of the 39,993,346 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 5,427,669 and the number of outstanding shares of special convertible preferred stock has decreased by 5,427,669. In addition, as a consequence of the conversion, the Company now owns 39,993,346 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.038 million to $0.031 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares held by the Company is eliminated on consolidation.

12. EARNINGS PER SHARE

     The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 11, the linked units have the same rights and entitlements as those attached to common stock.

     On June 2, 2005, the Company’s board of directors approved a one-for-six reverse stock split, which became effective on June 13, 2005. Under Florida corporate law the reverse stock split was not required to be approved by the Company’s shareholders. The effect of this reverse stock split was to decrease the number of issued and outstanding shares of common stock and special convertible preferred stock by a factor of six and correspondingly increase the earnings per share by a factor of six. Each holder of common stock received one share for every six shares previously held. Each holder of linked units had an adjustment to the conversion ratio of each linked unit from 1.228070176 to 7.368421056 (six-fold conversion ratio change).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12. EARNINGS PER SHARE

     As a result of the Aplitec transaction described in Note 1 above and the one-for-six reverse stock split, the weighted average number of shares used to calculate earnings per share for the year ended June 30, 2003, has been retroactively restated to reflect the capital structure after the one-for six reverse stock split. The weighted average number of shares used to calculate earnings per share for the year ended June 30, 2003, has been retroactively restated to reflect the capital structure after the Aplitec transaction and the one-for-six reverse stock split. For the purposes of these restatements, the Aplitec share capital has been presented as common stock in prior periods.

     As the linked units owned by holders are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (54.7 million) of weighted average common stock (28.0 million) and special convertible preferred stock (26.7 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period, and includes the effects, if any, of the one-for-six reverse stock split. The effect of the one-for-six reverse stock split approved in the current year on comparative information is demonstrated in the following tables.

	2004	2003

	In U.S. cents
Basic earnings per share, as previously reported	6.6	6.8
Effects of one-for-six reverse stock split	33.0	34.0
Basic earnings per share, as restated	39.6	40.8

	’000 shares
Weighted average number of shares of common stock and linked units, as previously reported	201,489	192,967
Effects of one-for-six reverse stock split	(167,908)	(160,806)
Weighted average number of shares of common stock and linked units, as restated, included
in tables below	33,581	32,161

	2004	2003

	In U.S. cents
Diluted earnings per share, as previously reported	6.4	6.8
Effects of one-for-six reverse stock split	32.0	30.4
Diluted earnings per share, as restated	38.4	37.2

	’000 shares
Weighted average number of shares of common stock and linked units, as previously reported –
diluted	207,939	192,967
Effects of one-for-six reverse stock split	(173,282)	(160,806)
Weighted average number of shares of common stock and linked units, as restated, included
in tables below – diluted	34,657	32,161

     Earnings per share of common stock does not give effect to any future taxes to be paid by Net1 upon receipt of New Aplitec dividends, which would otherwise reduce the earnings available for distribution to the holders of Net1 common stock.

     The weighted average number of outstanding shares for the year ended June 30, 2005 presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock have the same rights and entitlements as those attached to the common stock.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12. EARNINGS PER SHARE

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2005, 2004 and 2003 after giving effect to the one-for-six reverse stock split discussed above.

	2005	2004	2003
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	27,984	1,420	32,161
Weighted average effect of dilutive securities: employee stock options	636	46	-
Weighted average number of outstanding shares of common stock – diluted	28,620	1,466	32,161

	2005	2004	2003
	‘000	‘000	‘000
Weighted average number of outstanding linked units – basic	26,734	32,161	-
Weighted average effect of dilutive securities: employee stock options	607	1,030	-
Weighted average number of outstanding linked units – diluted	27,341	33,191	-

	2005	2004	2003
	‘000	‘000	‘000
Total weighted average number of outstanding shares used to calculated earnings
per share – basic	54,718	33,581	32,161

Total weighted average number of outstanding shares used to calculated earnings
per share – diluted	55,961	34,657	32,161

     The effects of extraordinary items and cumulative effects of an accounting change on basic earnings per share, if any, are shown in the following table:

	2005	2004	2003
Basic earnings per common share and linked units, in cents
Income from continuing operations	81.4	39.6	37.2
Extraordinary item	-	-	2.4
Cumulative effect of an accounting change	-	-	1.2
Net income	81.4	39.6	40.8

13. COMMITMENTS AND CONTINGENCIES

     Operating lease commitments

     The Company leases certain premises. At June 30, 2005, the future minimum payments under operating leases consist of:

Due within a year	$1,301
Due within 2 years	921
Due within 3 years	749
Due within 4 years	278
Due within 5 years	$36

     Operating lease payments related to the premises and equipment were $3.4 million, $3 million and $2.2 million, respectively for the years ended June 2005, 2004 and 2003, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. COMMITMENTS AND CONTINGENCIES

     Capital commitments

     The Company had no outstanding capital commitments as at June 30, 2005 which had been approved by the directors (2004 and 2003: nil).

     Purchase Obligations

     As of June 30, 2005 the Company has purchase obligations totaling $2.5 million.

     Guarantees

     In 2001, Aplitec issued a guarantee of $3.2 million (R20 million) to Nedbank Limited (“Nedbank”), regarding the guarantee provided by Nedbank to the Eastern Cape provincial government. The guarantee was required by the provincial government that Cash Paymaster Services (Proprietary) Limited, a wholly owned subsidiary of Aplitec, would perform under the contract for the provision of welfare grants to beneficiaries in the province. The maximum potential amount that Aplitec could pay is $3.2 million (R20 million).

     Contingencies

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of our business.

     The Company does not consider that there is any likelihood of a financial loss on the historic financial position as a result of the tender dispute in respect of one of the CPS contracts.

     Management of the Company currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or our results of operations.

14. RELATED PARTY TRANSACTIONS

     The Company provides Nedbank with point of sale terminals and other pay processing hardware. In addition, the Company has a software development and maintenance contract with Nedbank and provides other sundry services. During the year ended June 30, 2005, the Company earned $2.0 million under the software development and maintenance contract and $11.1 million in hardware sales from Nedbank. Included in accounts receivable is $0.8 million due from Nedbank. Prior to the August 2005 public offering, Nedbank beneficially owned 23% of the Company’s common stock. Nedbank sold a portion of its shares of common stock in the August 2005 public offering (see Note 24) and after the offering beneficially owns approximately 3.8% of the Company’s common stock).

     For services provided related to the Aplitec transaction, Brait South Africa Limited (“Brait”) received fees totaling approximately $3.7 million. Brait exercised its option to purchase and equivalent of 833,333 shares of the Company’s common stock for an exercise price of $3.00 per share as partial payment for services rendered. The remaining amount was paid in cash in July 2004. Antony Ball is a director and an officer of Brait S.A. and certain affiliates, including without limitation, Brait International and those affiliates that manage SAPEF and SAPET. Chad Smart is an officer of Brait S.A. and certain of its affiliates, including without limitation, Brait International and those affiliates that manage SAPEF and SAPET. Each of Messrs. Ball and Smart is a member of the Company’s board of directors.

     From July 2002 to April 2004, Net1 Holdings S.a.r.l. made payments on the Company’s behalf to various creditors, including attorneys, accountants and financial advisors. Included in the Company’s trade and other payables as of June 30, 2004, was $0.4 million due to Net1 Holdings S.a.r.l. In October 2004, the amount payable to Net1 Holdings S.a.r.l. was paid in full. As of June 30, 2004, Net1 Holdings S.a.r.l. owned of record the equivalent of 1,420,097 shares of the Company’s common stock. Dr. Belamant was the chief executive officer of Net1 Holdings S.a.r.l. and could vote all of its shares. Net1 Holdings S.a.r.l. was liquidated and wound up during the year ended June 30, 2005.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. RELATED PARTY TRANSACTIONS

     Pursuant to a board resolution dated January 29, 2002, approximately $0.4 million, (2003: $0.2 million) of consulting fees payable to our former chief executive officer Claude Guerard were postponed until the Company had sufficient funds. In July 2004, the amount payable to Mr. Guerard was paid in full.

     The South African Trust was created as a result of the Aplitec transaction to hold the units of reinvesting shareholders. The Company does not have any interests in the trust nor does it have any involvement in the day-to-day operations of the trust. The Company pays the expenses of the trust which comprise mainly the administrative costs related to the conversion by unit holders to Company common stock. During the year the Company incurred expenses of approximately $0.2 million related to these administrative costs. As of June 30, 2005, $0.03 is included in accounts payable and should be paid by September 2005.

15. RECONCILIATION OF NET INCOME FOR THE YEAR TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2005	2004	2003

Net income for the year	$44,562	$13,278	$13,117
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,591	5,676	3,323
Minority interest in net income	-	-	452
Corporate finance fee	95	-	-
Earnings from equity accounted investment	(536)	(87)	-
(Profit) loss on disposal of property, plant and
equipment	14	14	(22)
Profit on disposal of business	-	-	(300)
Fair value adjustment related to financial liabilities	49	33	-
Fair value of foreign currency exchange contracts	(507)	483	-
Interest received from equity accounted investment	(129)	(68)	-
Stock compensation charge related to awards of
stock/ options	-	4,360	613
Stock issued related to transaction costs	-	2,500	-
Extraordinary item	-	-	(857)
Change in accounting policy	-	-	(318)
Changes in assets and liabilities:
(Increase) in accounts receivable and finance
loans receivable	(5,462)	(6,686)	(2,344)
Decrease (Increase) in deferred expenditure on
smart cards	1,063	(1,268)	(1,812)
(Increase) Decrease in inventory	(979)	(44)	1,003
(Decrease) Increase in accounts payable	(1,850)	6,770	4,838
(Decrease) Increase in taxes payable	(10,723)	18,166	(647)
Increase (Decrease) in deferred taxes	5,954	(1,232)	598
Total adjustments	(6,420)	28,617	4,527
Net cash provided by operating activities	$38,142	$41,895	$17,644

16. OPERATING SEGMENTS

     The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131), which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Up until May 2005, the Company’s management prepared consolidated statutory financial statements for management purposes under South African GAAP (“SA GAAP”). From May 2005, the company’s chief operating decision-maker evaluates the segment performance using US GAAP measures. The comparative information has been retroactively restated to reflect this change.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16. OPERATING SEGMENTS (continued)

     The Company currently has four reportable segments which each operate mainly within South Africa: Transaction-based activities, Smart card accounts (previously included within the financial services segment but now reviewed separately by management), Financial services and Hardware, software and related technology sales. The Company also has a Corporate/ Eliminations segment. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. In addition, this segment generates fee income from the merchant retail application launched during the year ended June 30, 2005. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2005, there were three such customers, providing 36%, 20% and 12% of total revenue (2004: three such customers, providing 38%, 22% and 11% of total revenue; 2003: two customers providing 35%, and 20% of total revenue).

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

     The Hardware, software-related and technology sales segment markets, sells and implements the UEPS. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. This segment generates rental income from hardware sold to merchants enrolled in the Company’s merchant retail application launched during the year ended June 30, 2005.

     Corporate / eliminations include the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with US GAAP:

		June 30,
	2005	2004	2003
Revenues
Transaction-based activities	$103,653	$86,794	$42,632
Smart card accounts	34,931	23,065	13,750
Financial services	20,215	16,633	13,407
Hardware, software and related technology sales	17,491	4,606	5,135
Total	176,290	131,098	74,924

Operating income
Transaction-based activities	44,233	23,713	9,831
Smart card accounts	15,878	10,460	5,500
Financial services	9,316	6,778	4,705
Hardware, software and related technology sales	5,689	1,232	680
Corporate/ Eliminations	(3,813)	(6,705)	(1,449)
Total	$71,303	$35,478	$19,267

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16. OPERATING SEGMENTS (continued)

		June 30,
	2005	2004	2003
Interest earned
Transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	$16,341	$15,418	$8,070
Total	16,341	15,418	8,070

Interest expense
Transaction-based activities	13,564	11,175	4,887
Smart card accounts	-	-	-
Financial services	34	29	51
Hardware, software and related technology sales	354	155	338
Corporate/ Eliminations	-	419	194
Total	13,952	11,778	5,470

Depreciation and amortization
Transaction-based activities	5,112	3,915	3,098
Smart card accounts	-	-	-
Financial services	507	572	488
Hardware, software and related technology sales	-	4	14
Corporate/ Eliminations	972	1,185	(277)
Total	6,591	5,676	3,323

Income taxation expense
Transaction-based activities	9,182	4,601	1,593
Smart card accounts	4,751	3,138	1,650
Financial services	2,749	2,023	1,396
Hardware, software and related technology sales	1,540	323	103
Corporate/ Eliminations	11,444	15,842	4,731
Total	29,666	25,927	9,473

Net income after taxation
Transaction-based activities	21,484	7,944	3,351
Smart card accounts	11,125	7,322	3,850
Financial services	6,536	4,721	3,258
Hardware, software and related technology sales	3,792	754	240
Corporate/ Eliminations	1,625	(7,463)	1,695
Total	44,562	13,278	12,394

Segment assets
Total	181,754	152,632	98,359

Expenditures for long-lived assets
Transaction-based activities	2,604	2,371	6,043
Smart card accounts	-	-	-
Financial services	832	185	106
Hardware, software and related technology sales	-	34	15
Corporate/ Eliminations	-	218	548
Total	$3,436	$2,808	$6,712

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16. OPERATING SEGMENTS (continued)

     The segmental information has been restated to reflect the new Smart card accounts segment which derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts. As discussed above, during the May 2005 our chief operating decision maker began reviewing the segment information using US GAAP measures. Previously this information was reviewed using SA GAAP measures. The comparative information has been adjusted to reflect the new Smart card account segment and is presented in United States GAAP.

     In addition, the segment information as reviewed by the chief operating decision maker does not include a measure of segment assets per segment as all of the significant assets are used in the operations of all, rather than any one, of the segments. The Company does not have dedicated assets assigned to a particular operating segment. Accordingly, it is not meaningful to attempt an arbitrary allocation and segment asset allocation is therefore not presented.

17. COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for each of the three years ended June 30, 2005 was:

	2005	2004	2003
Net income	$44,562	$13,278	$13,117
Foreign currency translation adjustments	(7,725)	16,001	18,405
	$36,837	$29,279	$31,522

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Risk management

     The Company seeks to reduce its exposure to currencies other than the South African rand through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, the Company uses financial instruments in order to economically hedge its exposure to exchange rate and interest rate fluctuations arising from our operations. The Company is also exposed to credit risks.

     Currency Exchange Risk

     The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and U.S. dollar. The Company has used forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     As of June 30, 2005, 2004 and 2003, the outstanding foreign exchange contracts are as follows:

     As of June 30, 2005

Notional amount		Strike price		Maturity

USD	98,000	ZAR	6.0542	September 30, 2005
EUR	57,000	ZAR	8.3404	August 25, 2005
EUR	285,000	ZAR	8.4137	October 25, 2005
EUR	798,000	ZAR	8.4494	November 25, 2005
EUR	39,000	ZAR	8.4793	November 30, 2005
EUR	106,950	ZAR	8.4078	November 14, 2005
EUR	267,110	ZAR	8.4213	July 29, 2005
EUR	324,800	ZAR	8.4536	August 26, 2005
EUR	101,250	ZAR	8.3908	July 15, 2005

     As of June 30, 2004

Notional amount		Strike price		Maturity

EUR	16,250	ZAR	7.8475	July 12, 2004
EUR	202,000	ZAR	8.1822	August 2, 2004
EUR	16,250	ZAR	7.8878	August 10, 2004
EUR	16,250	ZAR	7.9299	September 10, 2004
EUR	16,250	ZAR	7.9749	October 12, 2004
EUR	263,200	ZAR	8.2129	October 29, 2004
EUR	4,243,000	ZAR	8.5225	January 7, 2005
USD	167,900	ZAR	6.295	September 22, 2004

     As of June 30, 2003

     None

     Translation Risk

     Translation risk relates to the risk that the Company’s results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns most of its revenues and incur most of its expenses in ZAR. The U.S. dollar to ZAR exchange rate has fluctuated significantly over the past two years. As exchange rates are outside the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through our regular financing activities. The Company generally maintains limited investment in cash equivalents and has occasionally invested in marketable securities.

     Credit Risk

     Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties. The Company maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty’s financial condition, credit rating, and other credit criteria and risk mitigation tools as the Company’s management deems appropriate.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     Credit Risk (continued)

     With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of BBB or better, as determined by Standard & Poor’s.

     Microlending Credit Risk

     The Company is exposed to credit risk in its microlending activities, which provides unsecured short-term loans to qualifying customers. The Company manages this risk by assigning each prospective customer a “creditworthiness score,” which takes into account a variety of factors such as employment status, salary earned, other debts and total expenditures on normal household and lifestyle expenses.

19. EQUITY ACCOUNTED INVESTMENT AND LONG TERM RECEIVABLE

     On April 1, 2004, Aplitec purchased 43% of the issued share capital of the Permit Group 2 (Proprietary) Limited (“Permit”) for $10. A loan of approximately $0.8 million, bearing interest at the current South African prime rate, currently 10.5%, and with no fixed repayment terms, was made to Permit in April 2004 and the proceeds of this loan was used to purchase 43% of a 95% interest in New Era Life Insurance Company Limited (“New Era”), a provider of various insurance products to the South African market.

     Imvume Resources (Pty) Limited, ("Imvume"), holds a 57% equity interest in Permit, and controls Permit through its majority voting rights. On April 1, 2004, Aplitec granted a loan of approximately $1 million to Imvume, for the purpose of enabling Imvume to make a loan to Permit. This loan to Imvume, bears interest at the current South African prime rate, currently 10.5% . As of year end June 30, 2005 fixed repayment terms had not been agreed, however the loan is not expected to be repaid before June 30, 2006. The loan to Imvume is with recourse to the assets of Imvume, and as of the balance sheet date, management of the Company considers the loan to be recoverable.

     In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, Revised December 2003 (“FIN 46R”), which clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as Variable Interest Entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

     On adoption of FIN46R, the Company determined that Permit was a VIE, as the loan to Permit represents a variable interest. However, the Company is not the primary beneficiary of Permit. Therefore, the Company has not consolidated Permit, and has accounted for this investment as an equity method investee. Aplitec’s equity earnings from this investment totaled $0.5 million and $0.08 million, respectively, for the years ended June 30, 2005 and 2004, respectively. The interest earned on the loan to Permit has been eliminated. The company's total outstanding loan balances exposed to loss as a result of its involvement with Permit was $0.8 million. The maximum exposure to loss refers to the maximum loss that the Company would be required to record in its income statement as a result of its involvement with a VIE. It does not consider the probability of such losses actually being incurred.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.   ACQUISITIONS

2005 Acquisitions

The Company did not make any acquisition during the year ended June 30, 2005.

2004 Acquisitions

     Reverse acquisition of NUEP

     On June 7, 2004, as part of the Aplitec transaction described in Note 1, the Company (i.e. Aplitec) from an accounting perspective was deemed to have acquired 100 percent of the outstanding common shares of NUEP. The results of NUEP’s operations have been included in the consolidated financial statements since that date.

     From an accounting perspective, the aggregate purchase price was deemed to be approximately $7.9 million. This amount was determined based on the best estimate of fair market value of NUEP shares at the measurement date of the acquisition, multiplied by the number of shares of NUEP that were outstanding immediately prior to the acquisition (approximately 15.9 million). The fair value of the NUEP common stock used in determining the purchase price was $0.50, which is the price per share paid by the private equity funds which funded the Aplitec transaction.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$8
Investments	217
Intangible assets	4,620
Goodwill	5,794
Total assets acquired	10,639

Current liabilities	960
Deferred tax	1,745
Total liabilities acquired	2,705

Net assets acquired	$7,934

     Of the $4.6 million of acquired intangible assets, approximately $0.1 million was assigned to customer contracts and approximately $4.5 million was assigned to the exclusive licenses. The customer contracts have an expected useful life of five years, and the exclusive license has an expected useful life of seven years. The tax bases of the intangible assets acquired is nil and consequently a deferred tax liability of $1.8 million has been recognized.

     The goodwill of approximately $5.8 million is included in the Hardware, software and related technologies sales segment. The goodwill is not deductible for tax purposes.

     No pro-forma financial effect has been presented as the impact on earnings is immaterial.

     Acquisition of NUEP Holdings S.a.r.l.

     In June 2004, the Company acquired 100% of the issued share capital of NUEP Holdings S.a.r.l (“Holdings”) for $0.03 million. Holdings owns the U.S. patent for the FTS and the rights to the UEPS technology.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21. COSTS RELATED TO PUBLIC OFFERING AND NASDAQ LISTING

     In May 2005, the Company filed a registration statement on Form S-1 with the SEC relating to the public offering and Nasdaq listing. This transaction was completed in August 2005 (see Note 24). During the fourth quarter of 2005, the Company incurred the following costs in connection with this transaction:

Legal fees	$1,567
Accounting fees	179
Regulatory and filing fees	26
Other	45
Total costs related to public offering and Nasdaq listing	$1,817

     The Other category includes costs to date related to venue hire, travel and other miscellaneous expenses related to the public offering and Nasdaq listing.

     The Company incurred additional costs subsequent to year end related to the public offering and Nasdaq listing, including legal fees, accounting fees, regulatory fees and travel and entertainment expenses related to investor meetings.

22. REORGANIZATION CHARGES

     As a result of the Aplitec transaction, the Company incurred the following charges during the period ended June 30, 2004:

Accounting fees	$1,256
Regulatory, filing and printing charges	520
Legal fees	529
Secretarial services	16
Other professional fees	4,429
Other	4,383
Total reorganization charge	$11,133

     The Other professional fees include the transaction costs paid to Brait. Included in the Other category is the charge for other stock-based awards of approximately $4.3 million issued to directors and other employees as a condition precedent to the transaction.

23. UNAUDITED QUARTERLY RESULTS

     The following tables contain selected unaudited consolidated statements of income for each quarter of fiscal 2005 and 2004:

	Three months ended
	June			Sept
	30,	Mar 31,	Dec 31,	30,	Total
	2004	2004	2003	2003	YTD
	(In thousands except per share data)

Revenue	39,635	36,274	29,338	25,851	131,098
Reorganization charges	7,596	3,291	246	-	11,133
Operating income	5,493	13,016	8,628	8,341	35,478
Income (loss) from continuing operations	(5,275)	7,530	5,501	5,522	13,278
Net income (loss)	(5,275)	7,530	5,501	5,522	13,278
Income from continuing operations per share
(common stock and linked units):
Basic earnings per share (U.S. cents)	(13.9)	23.4	17.4	17.2	39.6
Diluted earnings per share (U.S. cents)	(13.5)	23.4	17.4	17.2	38.4
Earnings per share (common stock and linked units)
Basic earnings per share (U.S. cents)	(13.9)	23.4	17.4	17.2	39.6
Diluted earnings per share (U.S. cents)	(13.5)	23.4	17.4	17.2	38.4

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2005, 2004 and 2003
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23. UNAUDITED QUARTERLY RESULTS (continued)

	Three months ended
	June			Sept
	30,	Mar 31,	Dec 31,	30,	Total
	2005	2005	2004	2004	YTD
	(In thousands except per share data)

Revenue	41,405	45,667	45,995	43,223	176,290
Operating income	16,326	20,135	18,271	16,571	71,303
Income from continuing operations	10,142	11,957	12,236	10,227	44,562
Net income	10,142	11,957	12,236	10,227	44,562
Income from continuing operations per share
(common stock and linked units):
Basic earnings per share (U.S. cents)	18.5	21.8	22.4	18.7	81.4
Diluted earnings per share (U.S. cents)	18.3	21.4	22	18.4	79.6
Earnings per share (common stock and linked units)
Basic earnings per share (U.S. cents)	18.5	21.8	22.4	18.7	81.4
Diluted earnings per share (U.S. cents)	18.3	21.4	22	18.4	79.6

24. SUBSEQUENT EVENTS

     In the fourth quarter of 2005, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to an underwritten public offering of our common stock by selling shareholders. The offering was completed in August 2005. In connection with the offering, we listed our shares on the Nasdaq National Market. In the offering, the selling shareholders sold 10,258,625 shares of our common stock at a public offering price of $22.00 per shares. The selling shareholders included holders of stock options who exercised options for 245,193 shares which resulted in proceeds to us of $0.7 million. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase 1,538,794 shares at the public offering price to cover overallotments. The underwriters exercised this option and concurrently with the closing of the offering, we received net proceeds of $31.5 million from the underwriters. In addition, concurrently with the offering, certain of the selling shareholders sold 3,409,091 shares of our common stock at the public offering price in a private placement to investment entities affiliated with General Atlantic LLC.

*********************