Form 10-Q
period 2005-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2005-11-04
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,343,337 shares of Common Stock, $0.001 par value, were outstanding at October 25, 2005.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
	September 30,	June 30,
	2005	2005
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,201	$107,749
Pre-funded social welfare grants receivable	13,115	11,567
Accounts receivable	21,982	15,293
Finance loans receivable, net of allowances of – September: $4,053; June: $3,636	8,465	7,760
Deferred expenditure on smart cards	2,118	3,014
Inventory	1,987	1,927
Deferred income taxes	4,328	3,354
Total current assets	204,196	150,664

LONG TERM RECEIVABLE	1,100	969
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $22,520; June: $20,624	6,037	6,216
EQUITY ACCOUNTED INVESTMENTS	3,528	1,325
GOODWILL	15,078	14,636
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
September: $5,666; June: $4,919	7,608	7,944

TOTAL ASSETS	237,547	181,754

LIABILITIES
CURRENT LIABILITIES
Accounts payable	24,610	20,315
Income taxes payable	11,052	14,038
Total current liabilities	35,662	34,353

DEFFERRED INCOME TAXES	13,357	10,399

TOTAL LIABILITIES	49,019	44,752

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - September: 41,429,199; June: 28,548,269	42	29

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - September: 15,241,381; June: 26,733,521	15	27

B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - September:
112,304,927; June: 196,983,841	18	31

ADDITIONAL PAID-IN-CAPITAL	104,191	71,960

ACCUMULATED OTHER COMPREHENSIVE INCOME	13,442	7,314

RETAINED EARNINGS	70,820	57,641

TOTAL SHAREHOLDERS’ EQUITY	188,528	137,002

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$237,547	$181,754
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2005	2004
	(In thousands, except share data)

REVENUE	$45,887	$43,223

EXPENSE

COST OF GOODS SOLD, IT PROCESSING, SERVICING AND SUPPORT	11,819	14,801

GENERAL AND ADMINISTRATION	10,656	10,276

DEPRECIATION AND AMORTIZATION	1,538	1,575

COSTS RELATED TO PUBLIC OFFERING AND NASDAQ LISTING	1,477	-

OPERATING INCOME	20,397	16,571

INTEREST INCOME, net	903	655

INCOME BEFORE INCOME TAXES	21,300	17,226

INCOME TAX EXPENSE	8,411	7,208

NET INCOME FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM
EQUITY ACCOUNTED INVESTMENT	12,889	10,018

EARNINGS FROM EQUITY ACCOUNTED INVESTMENT	290	209

NET INCOME	$13,179	$10,227

Net income per share
Basic earnings, in cents – common stock and linked units	23.8	18.7
Diluted earnings, in cents – common stock and linked units	23.5	18.4

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2005	2004
	(In thousands)

Cash flows from operating activities
Cash received from customers	$38,229	$28,627
Cash paid to suppliers and employees	(20,778)	(22,785)
Cash generated by operations	17,451	5,842
Interest received	2,815	3,584
Finance costs paid	(1,891)	(2,933)
Income taxes paid	(9,152)	(6,181)
Net cash provided by operating activities	9,223	312

Cash flows from investing activities
Capital expenditures	(542)	(943)
Proceeds from disposal of property, plant and equipment	4	16
Acquisition of equity interest in and advance of loans to equity accounted investment	(1,851)	-
Net cash used in investing activities	(2,389)	(927)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue expenses	32,219	-
Repayment of bank overdrafts	-	(19)
Net cash provided by (used in) financing activities	32,219	(19)

Effect of exchange rate changes on cash	5,399	(2,046)

Net increase (decrease) in cash and cash equivalents	44,452	(2,680)

Cash and cash equivalents – beginning of period	107,749	80,282

Cash and cash equivalents at end of period	$152,201	$77,602

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     On June 7, 2004, the Company completed a transaction, which is more fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, in which the former shareholders of Net1 Applied Technology Holdings Limited, or Aplitec, acquired a majority voting interest in the Company. In accordance with U.S. generally accepted accounting principles (“GAAP”), the Company accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquiror for accounting purposes. References to the “Company” refer to Net1 and its consolidated subsidiaries, including Aplitec, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

     The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by GAAP for interim financial reporting. The results of operations for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

     Stock-Based Compensation

     FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). SFAS No.123R was issued in December 2004 and replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from July 1, 2005. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share-based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The adoption of the modified-prospective method on July 1, 2005 by the Company is not expectedto have an impact on its overall results of operations or financial position.

     There was no stock-based compensation charge under SFAS No. 123R for the three months ended September 30, 2005. There was no stock compensation charge under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for the three months ended September 30 2004. There would have been no charge had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with SFAS 123.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Translation of foreign currencies

     The functional currency of the Company is the South African rand, or ZAR, and its reporting currency is the U.S. dollar. The current rate method is used to translate the financial statements of the Company to U.S. dollars. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders’ equity.

     Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

     Recent accounting pronouncements

     FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued on May 30, 2005. The new statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. The adoption of the statement by the Company is not expected to have an impact on its overall results of operations or financial position.

2. Goodwill and Intangible Assets

     Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the three months ended September 30, 2005, which will no longer be amortized.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of July 1, 2005	$18,476	$(3,840)	$14,636
Foreign currency adjustment (1)	634	(192)	442
Balance as of September 30, 2005	$19,110	$(4,032)	$15,078

     (1) – the Foreign currency adjustment represents the effects of the fluctuations between the South African Rand and the United States dollar on the gross carrying value and accumulated amortization.

     Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the year ended June 30, 2005, which will no longer be amortized.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of June 30, 2004	$19,302	$(4,090)	$15,212
Foreign currency adjustment (1)	(826)	250	(576)
Balance as of June 30, 2005	$18,476	$(3,840)	$14,636

     (1) – the Foreign currency adjustment represents the effects of the fluctuations between the South African Rand and the United States dollar on the gross carrying value and accumulated amortization.

2. Goodwill and Intangible Assets (continued)

     Summarized below is the carrying value and accumulated amortization of the intangible assets that will continue to be amortized under SFAS 142.

	As of September 30, 2005			As of June 30, 2005
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value

Finite-lived intangible assets:
FTS patent	6,019	(3,161)	2,858	$5,733	$(2,867)	$2,866
Contract rights	$2,635	$(1,610)	$1,025	2,510	(1,325)	1,185
Customer contracts	114	(32)	82	114	(26)	88
Exclusive licences	4,506	(863)	3,643	4,506	(701)	3,805
Total finite-lived intangible
assets	$13,274	$(5,666)	$7,608	$12,863	$(4,919)	$7,944

     FTS Patent

     The Company obtained its patent for the Funds Transfer System (the “FTS Patent”) on its acquisition of Net1 Investment Holdings (Proprietary) Limited (“Net1 Holdings”) on July 12, 2000. 100% of Net1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $4.1 million at the September 30, 2005 exchange rate of $1: ZAR6.3659), which was satisfied through the issuance of 9,750,000 shares of the Company’s common stock. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $1.6 million (or $2 million at the quarter end exchange rate of $1: ZAR6.3659) . Net1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS Patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based.

     Aggregate amortization expense on the FTS Patent for each of the three months ended September 30, 2005 and 2004, was approximately $0.15 million, respectively. Estimated amortization expense to be reported in future periods is estimated at $0.58 million per annum, however this amount could differ from the actual amortization as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

     Contract Rights

     In December 2003, the Company entered into an agreement with various black economic empowerment partners (the “partners”) whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The amount paid will be amortized over the contract period of three years. Amortization for each of the three months ended September 30, 2005 and 2004, is approximately $0.2 million, respectively. Estimated amortization expense to be reported in future periods is estimated at $0.86 million per annum, however this amount could differ from the actual amortization as a result of changes in the contract period and other relevant factors.

     Customer contracts and exclusive licenses

     As a result of the accounting for the Aplitec transaction as a reverse acquisition, the assets and liabilities of the Company were valued in accordance with the requirements of SFAS 141, Business Combinations. The customer contracts and exclusive licenses were valued by an independent third party and these assets were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of 5 and 7 years, respectively. Amortization expense for the customer contracts and exclusive licenses for the three months ended September 30, 2005 and 2004, is $0.01 million and $0.16 million, respectively, Estimated amortization expense for the customer contracts and exclusive license to be reported in future periods is estimated at $0.02 million and $0.64 million per annum, respectively. These amounts could differ from the actual amortization as a result of changes in the useful lives and other relevant factors.

2. Goodwill and Intangible Assets (continued)

     As required by SFAS 141, goodwill has been allocated to the Company’s reportable transaction-based activities, financial services and hardware, software and related technology sales business segments as follows:

	As of September 30, 2005
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,786	$(1,116)	$2,670
Smart card accounts	-	-	-
Financial services	7,745	(2,173)	5,572
Hardware, software and related technology sales	7,579	(743)	6,836
Total	$19,110	$(4,032)	$15,078

	As of June 30, 2005
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,606	$(1,063)	$2,543
Smart card accounts	-	-	-
Financial services	7,376	(2,068)	5,308
Hardware, software and related technology sales	7,494	(709)	6,785
Total	$18,476	$(3,840)	$14,636

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

  a right to special convertible preferred stock,

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

  7.368421056 B class preference shares; and

  such holder’s interest in the New Aplitec B loan accounts.

     Upon conversion, all rights with respect to shares for special convertible preferred stock will cease. Converted shares will be cancelled and have the status of authorized but unissued preferred stock, without designation as to series until such shares are once more designated as part of a particular series by the board of directors.

     During the three months ended September 30, 2005, 11,492,140 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 84,678,914 linked units during period ended September 30, 2005. The net result of these conversions was that 84,678,914 B class preference shares and B class loans were ceded to Net1 during the period ended September 30, 2005, which converted 11,492,140 shares of special convertible preferred stock to 11,492,140 common stock in return for the ownership of the 84,678,914 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 11,492,140 and the number of outstanding shares of special convertible preferred stock has decreased by 11,492,140. In addition, as a consequence of the conversion, the Company now owns an additional 84,678,914 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.031 million to $0.018 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares and B class loans held by the Company is eliminated on consolidation.

3. Capital structure and creditor rights attached to the B Class Loans (continued)

     During the three months ended September 30, 2004, 2,528,134 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 18,628,353 linked units during period ended September 30, 2004. The net result of these conversions was that 18,628,353 B class preference shares and B class loans were ceded to Net1 during the period ended September 30, 2004, which converted 2,528,134 shares of special convertible preferred stock to 2,528,134 common stock in return for the ownership of the 18,628,353 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 2,528,134 and the number of outstanding shares of special convertible preferred stock has decreased by 2,528,134. In addition, as a consequence of the conversion, the Company owned 18,628,353 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.038 million to $0.035 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares and B class loans held by the Company is eliminated on consolidation.

4. Earnings per share

     The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 3, the linked units have the same rights and entitlements as those attached to common shares.

     As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended September 30, 2005, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (55.3 million) of common stock (40.1 million) and special convertible preferred stock (15.2 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional shares of common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period. On August 8, 2005, the underwriters of the public offering exercised their option to purchase 1,538,794 shares of the Company’s common stock and these shares were weighted to calculate earnings and diluted earnings per share for the period in issue.

     The basic earnings per share for the three months ended September 30, 2004, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (54.7 million) of common stock (25.1 million) and special convertible preferred stock (29.6 million) in issue. The common stock and special convertible preferred stock used to calculated earnings per share has been adjusted for the one-for-six reverse stock split approved by the Company’s board of directors on June 2, 2005, which became effective June 13, 2005.

     The weighted average number of outstanding shares for the three months ended September 30, 2005 and 2004, presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock have the same rights and entitlements as those attached to the common stock.

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of September 30, 2005 and 2004.

	Three months ended
	September 30,
	2005	2004
	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	40,057	25,067
Weighted average effect of dilutive securities: employee stock options	644	393
Weighted average number of outstanding shares of common stock – diluted	40,701	25,460

	Three months ended
	September 30,
	2005	2004
	‘000	‘000
Weighted average number of outstanding linked units – basic	15,241	29,633
Weighted average effect of dilutive securities: employee stock options	246	465
Weighted average number of outstanding linked units – diluted	15,487	30,098

4. Earnings per share

	Three months ended
	September 30,
	2005	2004
	‘000	‘000
Total weighted average number of outstanding shares used to calculate earnings per
share – basic	55,298	54,700

Total weighted average number of outstanding shares used to calculate earnings per
share – diluted	56,188	55,558

5. Comprehensive income

     The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three months ended September 30, 2005 and 2004 was:

	Three months ended
	September 30,
	2005	2004
Net income	$13,179	$10,227
Foreign currency translation adjustments	6,128	(2,162)
	$19,307	$8,065

6. Operating segments

     The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“SFAS 131”), which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

     The Company currently has four reportable segments which each operate mainly within South Africa: Transaction-based activities, Smart card accounts, Financial services and Hardware, software and related technology sales. The Company also has a Corporate/ Eliminations segment. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. In addition, this segment generates fee income from the merchant retail application launched during the year ended June 30, 2005. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three months ended September 30, 2005, there were three such customers, providing 38%, 19% and 12% of total revenue (2004: three such customers, providing 35%, 20% and 11% of total revenue).

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

     The Hardware, software-related and technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”). The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. This segment generates rental income from hardware sold to merchants enrolled in the Company’s merchant retail application launched during the year ended June 30, 2005.

     Corporate / eliminations include the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

6. Operating segments (continued)

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with US GAAP:

	Three months ended
	September 30,
	2005	2004

Revenues
Transaction-based activities	$27,818	$24,429
Smart card accounts	8,552	8,221
Financial services	4,274	5,080
Hardware, software and related technology sales	5,243	5,493
Total	45,887	43,223

Operating income
Transaction-based activities	14,132	9,682
Smart card accounts	3,887	3,737
Financial services	1,844	2,402
Hardware, software and related technology sales	4,067	2,035
Corporate/ Eliminations	(3,533)	(1,285)
Total	20,397	16,571

Interest earned
Transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/ Eliminations	2,802	3,585
Total	2,802	3,585

Interest expense
Transaction-based activities	1,889	2,791
Smart card accounts	-	-
Financial services	10	7
Hardware, software and related technology sales	-	132
Corporate/ Eliminations	-	-
Total	1,899	2,930

Depreciation and amortization
Transaction-based activities	1,149	1,252
Smart card accounts	-	-
Financial services	111	144
Hardware, software and related technology sales	-	-
Corporate/ Eliminations	278	179
Total	$1,538	$1,575

Income taxation expense
Transaction-based activities	$3,543	$2,067
Smart card accounts	1,127	1,121
Financial services	529	719
Hardware, software and related technology sales	1,178	571
Corporate/ Eliminations	2,034	2,730
Total	8,411	7,208

6. Operating segments (continued)

	Three months ended
	September 30,
	2005	2004

Net income after taxation
Transaction-based activities	8,701	4,824
Smart card accounts	2,761	2,616
Financial services	1,306	1,677
Hardware, software and related technology sales	2,887	1,332
Corporate/ Eliminations	(2,476)	(222)
Total	13,179	10,227

Segment assets
Total	237,547	181,754

Expenditures for long-lived assets
Transaction-based activities	410	750
Smart card accounts	-	-
Financial services	132	213
Hardware, software and related technology sales	-	-
Corporate/ Eliminations	-	-
Total	$542	$963

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

7. Pre-funded social welfare grants receivable

     The pre-funded social welfare grants receivable represents the amounts due from the Eastern Cape and KwaZulu Natal provincial governments, as the Company pre-funds social welfare grant payments in these provinces. These amounts are typically received within one week after the period end. The June 30, 2005 amount was previously included in accounts receivable in the Company’s Annual Report on Form 10-K.

8. Deferred expenditure on smart cards

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

9. Costs related to public offering and Nasdaq listing

     The Company completed the public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the three months ended September 30, 2005 and the year ended June 30, 2005:

	Three months
	ended	Year ended	Total
	September 30,	June 30,	costs
	2005	2005	incurred
Legal fees	$982	$1,567	$2,549
Printing	243	-	243
Accounting fees	25	179	204
Regulatory and filing fees	165	26	191
Other	62	45	107
Total costs related to public offering and Nasdaq listing	$1,477	$1,817	$3,294

     The Other category includes costs to date related to venue hire, travel, bank charges and other miscellaneous expenses related to the public offering and Nasdaq listing. These costs are non-deductible for taxation purposes.

     Underwriting discounts and commissions of $2.4 million were incurred relating to the underwriters exercising their overallotment option. The discounts and commissions have been charged directly to additional paid in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. On June 7, 2004, we completed a transaction, which we more fully describe in our Annual Report on Form 10-K for the year ended June 30, 2005 in which the former shareholders of Net1 Applied Technology Holdings Limited, or Aplitec, acquired a majority voting interest in us. In accordance with U.S. generally accepted accounting principles, or GAAP, we accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquiror for accounting purposes. References to “we,” “our” and “us” refer to Net1 and its consolidated subsidiaries, including Aplitec, unless the context otherwise requires. When we refer to Net1, we are referring solely to Net 1 UEPS Technologies, Inc.

Forward-looking statements

     Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2005. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

     You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and the documents we have filed as exhibits hereto and which we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

     On the African continent outside South Africa, we have implemented our systems at the request of a variety of customers in Ghana, Rwanda, Burundi, Malawi and Mozambique, which are some of the poorest countries in the world. In Malawi, our system has been implemented by the Reserve Bank of Malawi as a national payment system. We are not actively involved as either investors or operators in any of these systems, but we believe that our experience and success in South Africa, together with our understanding of trade in Africa, will permit us to take advantage of new opportunities both in and outside South Africa, which in some instances, may involve acquiring an equity stake in new or existing businesses.

     Public Offering and Nasdaq Listing

     In August 2005, we completed an underwritten public offering of our common stock and listed our common stock on the Nasdaq National Market. In the offering, selling shareholders sold 10,258,625 shares of our common stock at a public offering price of $22.00 per share. The selling shareholders included employees that sold our stock and officers that exercise stock options which resulted in proceeds to us of $0.7 million. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase 1,538,794 shares at the public offering price to cover overallotments. The underwriters exercised this option and concurrently with the closing of the offering, we received net proceeds of $31.5 million from the underwriters. In addition, concurrently with the offering, certain of the selling shareholders sold 3,409,091 shares of our common stock at the public offering price in a private placement to investment entities affiliated with General Atlantic LLC. In connection with the public offering and Nasdaq listing, we effected a one for six reverse stock split which became effective on June 13, 2005.

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

     Progress of our Merchant Acquiring Project

     The following chart shows the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices during the fifteen month period beginning July 1, 2004, when we implemented our merchant acquiring project, through September 30, 2005, by pay cycle:

Expenditure and loads at merchant locations in South African Rand per pay cycle

     The following graph shows the number of beneficiary grants loaded at merchant locations, per pay cycle, for the fifteen month period ended September 30, 2005:

Number of benefiary grants loaded at merchant locations

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

     As part of our strategy to implement new UEPS systems in developing economies we entered into a shareholders agreement with Namibia Post Limited, or NamPost to create SmartSwitch Namibia, a Namibian company. Under this agreement, we, together with NamPost, have agreed to implement and operate a UEPS smart card based switching system in Namibia. We and NamPost each own 50% of SmartSwitch Namibia, which will own the Namibian switch. We expect the Service Level Agreement between SmartSwitch Namibia and NamPost to be finalized and signed during the second quarter of fiscal 2006.

     The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading player in serving the unbanked and under-banked citizens of Namibia. We expect that SmartSwitch Namibia will initially issue approximately 300,000 UEPS smart cards to NamPost’s existing customer base.

     Together with NamPost we have capitalized SmartSwitch Namibia with approximately $3.7 million (ZAR 23 million), at September 30, 2005, foreign exchange rates, in start-up capital and loans, contributed equally by both parties. The proceeds will be utilized by SmartSwitch Namibia for the acquisition of hardware and software from us and for general working capital purposes. We expect to generate gross revenues of approximately $4.6 million (ZAR 29 million), at the September 30, 2005 rate, through the sale of software and hardware, including POS terminals and smart cards, over the next six months. As we own 50% of SmartSwitch Namibia we are required under GAAP to eliminate 50% of the net income generated from sales to SmartSwitch Namibia. In accordance with GAAP, we will recognize this net income from these hardware and software sales during the period in which the hardware and software we have sold to SmartSwitch Namibia is utilized in its operations, or has been sold to third party customers, as the case may be.

     SmartSwitch Namibia did not operate in the first quarter of fiscal 2006. However, as of September 30, 2005, licenses and software had been made available for collection to SmartSwitch Namibia and net income has been recognized by us. No hardware has been made available for collection, however, a deposit for some of the hardware to be sold to SmartSwitch Namibia was received and has been deferred until the goods are available for collection by SmartSwitch Namibia. The net income related to these sales will be recognized by us once the hardware has been made available for collection to SmartSwitch Namibia, which we expect to occur between December 2005 and February 2006.

     Phase 1 of the project involves the transfer of all NamPost’s banking products to the smart card, offering affordability, security, simplicity and flexibility. Negotiations are currently in place with other financial institutions and companies who wish to participate as customers of SmartSwitch. We expect the suite of smart card applications to include banking, retail, money transfers, third party bill payments, wages and social security grants.

     We expect the rollout to NamPost’s 120 service branches and to merchant stores to be implemented during November 2005 and January 2006, with an expected launch date of mid-February 2006.

Critical Accounting Policies

     Our annual financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques.

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2005.

  Deferred taxation
  Accounts receivable and provision for doubtful debts
  Research and development

Recent Accounting Pronouncements

     FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). SFAS No.123R was issued in December 2004 and replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for the Company from July 1, 2005. SFAS No. 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS No. 123R for all new share-based awards and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The adoption of the modified-prospective method on July 1, 2005, is not expected to have an impact on our overall results of operations or financial position.

     FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued on May 30, 2005. The new statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. The adoption of the statement is not expected to have an impact on our overall results of operations or financial position.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

	Three months ended		Year ended
	September 30,		June 30,
	2005	2004	2005
ZAR : $ average exchange rate	6.5256	6.3792	6.2219
Highest ZAR : $ rate during period	6.9388	6.7663	6.9473
Lowest ZAR : $ rate during period	6.1556	5.9447	5.5350
Rate at end of period	6.3659	6.4560	6.6840

US $: ZAR Exchange Rates

     Translation exchange rates

     We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2005 and 2004, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Year ended
	September 30,		June 30,
	2005	2004	2005
Income and expense items: $1 = ZAR	6.5026	6.3792	6.2096

Balance sheet items: $1 = ZAR	6.3659	6.4560	6.6840

Results of operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 Financial Statements” which are reported in U.S. dollars and are prepared in accordance with U.S. GAAP. Our discussion analyzes our results of operations both in U.S. dollars and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

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

     Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

     The following factors had a significant influence on our results of operations during the periods:

  unfavorable fluctuations in the exchange rate between the South African rand, or ZAR, which is our functional currency, and the U.S. dollar, which is our reporting currency;
  commencement during the first quarter of fiscal 2005 of the Nedbank project to deliver POS devices and the conclusion of the project in during the third quarter of fiscal 2005;
  commencement during the first quarter of fiscal 2006 of another Nedbank project to deliver POS devices and related hardware to Nedbank;
  charges related to our public offering and listing on the Nasdaq National Market; and
  the continued adoption of our merchant acquiring project.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
	(US GAAP)
	Three months ended September 30,
	2005	2004	$%
	$’000	$’000	change
Revenue	45,887	43,223	6%
Cost of goods sold, IT processing, servicing and support.	11,819	14,801	(20)%
General and administration	10,656	10,276	4%
Depreciation and amortization	1,538	1,575	(2)%
Costs related to public offering and Nasdaq listing	1,477
Operating income	20,397	16,571	23%
Interest income, net	903	655	38%
Income before income taxes	21,300	17,226	24%
Income tax expense	8,411	7,208	17%
Net income before earnings from equity accounted
investment	12,889	10,018	29%
Earnings from equity accounted investment	290	209	39%
Net income	13,179	10,227	29%

	In South African Rand
	(US GAAP)
	Three months ended September 30,
	2005	2004	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	298,384	275,731	8%
Cost of goods sold, IT processing, servicing and support.	76,854	94,420	(19)%
General and administration	69,292	65,553	6%
Depreciation and amortization	10,001	10,047	0%
Costs related to public offering and Nasdaq listing	9,604	-
Operating income	132,633	105,711	25%
Interest income, net	5,872	4,178	41%
Income before income taxes	138,505	109,889	26%
Income tax expense	54,693	45,981	19%
Net income before earnings from equity accounted
investment	83,812	63,908	31%
Earnings from equity accounted investment	1,886	1,333	41%
Net income	85,698	65,241	31%

     Analyzed in ZAR, the increase in revenue for the three months ended September 30, 2005, was primarily due to the the higher volumes in our transaction-based activities.

     The increase in operating income margin to 44% for the three months ended September 30, 2005, from 38% for the three months ended September 30, 2004, was primarily due to improved efficiencies across all activities, the continued adoption of our merchant acquiring initiative, the sale of high-margin software to SmartSwitch Namibia and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province. We anticipate that as we continue to enroll participating retailers in our system, we will experience increased utilization of the installed base of our POS devices, which should result in further improvements in our operating income margins.

     In addition, we devoted significant management time and incurred significant expenses in the three months ended September 30, 2005, in order to complete and comply with the provisions of the Sarbanes Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes. The majority of the $0.2 million (ZAR 1.0 million) incurred during the quarter represents fees paid to external advisors and auditors related to the attestation of our Section 404 compliance. These costs are included in the General and Administration expenses line-item. Our continued compliance with Sarbanes may require similar levels of internal and external time and expense in the future. We completed our public offering and Nasdaq listing in August 2005. In addition to the $1.8 million (ZAR 11.3 million) incurred during the fourth quarter of fiscal 2005, we incurred an additional $1.5 million (ZAR 9.6 million) in the first quarter of fiscal 2006 related to legal fees, printing costs, registration and filing and accounting fees.

     Interest Received and Finance Costs

     Interest received consists of interest received on our surplus cash, while finance costs consist of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $47.2 million (ZAR 300 million) for the KwaZulu-Natal contract and $44.0 million (ZAR 280 million) for the Eastern Cape contract. The funding requirements are at peak levels for the first three weeks of every month during the year. The pre-funding requirement for the KwaZulu-Natal and Eastern Cape contracts has increased, however our finance costs have decreased due to the adjustment in the South African prime interest rate from an average of approximately 11.25% per annum for the three months ended September 30, 2004, to 10.5% per annum for the three months ended September 30, 2005. Thus, finance costs decreased from $2.9 million (ZAR 18.5 million) for the three months ended September 30, 2004, to $1.9 million (ZAR 12.4 million) for the three months ended September 30, 2005.

     Analysed in ZAR, interest on surplus cash for the three months ended September 30, 2005, decreased to $2.8 million (ZAR 18.2 million) from $3.6 million (ZAR 23.0 million) for the comparable period during the prior quarter due to the lower interest rates during this period, partially offset by higher average cash balances on hand during this period.

     Taxation

     Total tax expense for the three months ended September 30, 2005 was $8.4 million (ZAR 54.7 million) compared with $7.2 million (ZAR 46.0 million) during the same period in the prior quarter. The increase was due to our increased profitability in all segments.

     In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As of June 30, 2005, the change in the rate had not been promulgated by parliament in South Africa and thus was not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. The rate was promulgated on July 19, 2005, which has resulted in a decrease in our distributed rate (i.e. the statutory rate plus the effects related to a charge for Secondary Tax on Companies, or STC, which is currently 12.5%) from 37.78% to 36.89% . The effect of this change is included in the first quarter of 2006 tax expense and is approximately $0.2 million (ZAR 1.0 million).

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

	In United States Dollars (US GAAP)
	Three months ended September 30,
	2005	% of	2004	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	27,818	61%	24,429	57%	14%
Smart card accounts	8,552	19%	8,221	19%	4%
Financial services	4,274	9%	5,080	12%	(16)%
Hardware, software and related technology sales	5,243	11%	5,493	12%	(5)%
Total consolidated revenue	45,887	100%	43,223	100%	6%
Consolidated operating income (loss):
Transaction-based activities	14,132	69%	9,682	58%	46%
Smart card accounts	3,887	19%	3,737	23%	4%
Financial services	1,844	9%	2,402	14%	(23)%
Hardware, software and related technology sales	4,067	20%	2,035	12%	100%
Corporate/ Eliminations	(3,533)	(17)%	(1,285)	(7)%	175%
Total consolidated operating income	20,397	100%	16,571	100%	23%

	In South African Rand (US GAAP)
	Three months ended September 30,
	2005		2004
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	180,889	61%	155,839	57%	16%
Smart card accounts	55,610	19%	52,444	19%	6%
Financial services	27,792	9%	32,407	12%	(14)%
Hardware, software and related technology sales	34,093	11%	35,041	12%	(3)%
Total consolidated revenue	298,384	100%	275,731	100%	8%
Consolidated operating income (loss):
Transaction-based activities	91,894	69%	61,764	58%	49%
Smart card accounts	25,276	19%	23,839	23%	6%
Financial services	11,991	9%	15,323	14%	(22)%
Hardware, software and related technology sales	26,446	20%	12,982	12%	104%
Corporate/ Eliminations	(22,974)	(17)%	(8,197)	(7)%	180%
Total consolidated operating income	132,633	100%	105,711	100%	25%

     Transaction-based activities

     In U.S. dollars, revenues increased by 14% for the three months ended September 30, 2005, from the comparable period in 2004. Operating income increased by 46% for the three months ended September 30, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 16% for the three months ended September 30, 2005, from the comparable period in 2004. Operating income increased by 49% for the three months ended June 30, 2005, from the comparable period in 2004.

     These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in four of the five provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these four provinces, and higher volumes from our provincial contracts. We discuss these factors in more detail below.

     • Continued adoption of our merchant acquiring system: During July 2004, we began a major drive to install POS devices in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these amounts on goods and services, without the need to convert the full amount to cash, represents the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while reducing our costs to deliver social welfare grants in cash to these individuals. The growth in the number of POS devices installed and, the number of new UEPS participating retail locations and the total value of transactions processed through these terminals is summarized in the tables below:

	Sept.	Dec.	Mar.	Jun.		Total since
	2004	2004	2005	2005	Sept. 2005	inception
		NC and	NC, EC	NC, EC, KZN,	NC, EC, KZN,	NC, EC, KZN,
Province included (1)	NC	EC	and KZN	L and NW	L and NW	L and NW

POS devices installed	340	926	1,140	829	724	3,959

Number of new UEPS
participating retail
locations	265	435	741	439	423	2,303

Value of transactions
processed through POS
devices (in $ ’000)	3,563	10,596	45,529	87,643	118,585	265,916

Value of transactions
processed through POS
devices (in ZAR ’000)	22,711	64,518	273,800	559,988	772,071	1,693,088

     (1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West

     The number of terminals installed and merchants participating in the our merchant acquiring program is reaching maturation in certain provinces which has resulted in a decrease in both terminals installed and merchants participating in the program compared with the quarter ended June 30, 2005. With the first phase of establishing a merchant network nearing completion in some provinces, we are now able to focus on the next phase of our merchant acquiring program, which is to promote the benefits of loading welfare grants at participating retailers compared with at a pay point. During the month of September 2005, 608,570 of our estimated 3.4 million card holders elected to receive their grants via our merchant network compared with visiting a paypoint. The comparable information is not available.

     • Higher volumes from our provincial contracts: We have experienced growth in most of the provinces where we administer payments of social welfare grants. This growth has been mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants, and an increase in the number of disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended September 30, 2005 increased 6.32% to 10, 139,242 from the comparable period during 2004.

     The higher volumes under existing provincial contracts during the three months ended September 30, 2005, as well as average revenue per grant paid, are detailed below:

Three months ended September 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2005	2004	2005	2004
Province	2005	2004	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	4,308,365	4,009,441	2.95	2.90	19.21	18.51
Limpopo (B)	2,694,168	2,618,226	2.36	2.39	15.33	15.24
North West (C)	776,963	798,887	2.79	2.61	18.13	16.65
Northern Cape (D)	389,575	369,639	2.93	3.04	19.02	19.39
Eastern Cape (E)	1,970,171	1,739,493	1.87	1.96	12.19	12.49
Total	10,139,242	9,535,686

     (1) Average Revenue per Grant Paid excludes $0.85 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $0.86 (ZAR 5.50) related to the provision of smart card accounts.

     A - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to the re-registration fees for mainly disability grant recipients, who were removed off the government’s system during fiscal 2005 and subsequently re-instated during fiscal 2006.

     B - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo is due to the once-off registration fees charged for the ongoing enrollment of new benficiaries . The fee charged for payment is significantly less than the fee charged for registration.

     C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is primarily due to an inflation price increase negotiated with the North West government during July 2005. This inflation price increase included an amount of $0.4 million (ZAR 2.6 million) which was granted retrospectively to July 2004 and paid in the first quarter of fiscal 2006. The effect of this retroactive payment is not reflected in the Average Revenue per Grant Paid in the table above.

     D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registration fees charged.

     E - in ZAR, the decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to fewer registration fees charged. The fee charged for payment is significantly less than the fee charged for registration.

     Operating income margin for the three months ended September 30, 2005 increased to 51% from 40% for the three months ended September 30, 2004. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;
  the inflation adjustment to the price charged in the North West province; and
  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

     Smart card accounts

     In U.S. dollars, revenues increased by 4% for the three months ended September 30, 2005, from the comparable period in 2004. Operating income increased by 4% for the three months ended September 30, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 6% for the three months ended September 30, 2005, from the comparable period in 2004. Operating income increased by 6% for the three months ended June 30, 2005, from the comparable period in 2004.

     Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended September 30, 2005 and 2004.

     Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,398,516 smart card-based accounts were active at September 30, 2005, compared to 3,372,665 active accounts as of September 30, 2004. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

     Financial services

     In U.S. dollars, revenues decreased by $0.8 million for the three months ended September 30, 2005, from the comparable period in 2004. Operating income decreased by $0.6 million for the three months ended September 30, 2005, from the comparable period in 2004.

     In ZAR, revenues decreased by ZAR 4.6 million for the three months ended September 30, 2005, from the comparable period in 2004. Operating income decreased by ZAR 3.3 million for the three months ended June 30, 2005, from the comparable period in 2004.

     Revenues and operating income from UEPS-based lending decreased during the first quarter of fiscal 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of the country. A further benefit of our UEPS-based lending is that cardholders have more disposable income to spend, including through our merchant acquiring base.

     The loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business aggressively.

     Our current UEPS-based lending portfolio comprises loans made to elderly pensioners in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no provision is required. We consider UEPS-based lending less risky than traditional microfinance loans because the grants are distributed to these lenders by ourselves and these loans are insured. We establish an allowance for doubtful traditional microlending loans in respect of which we consider it likely that all or a portion of the principal amount of the loan or interest thereon will not be repaid by the borrower. We consider default likely after a specified period of non-payment, which is generally not more than 150 days. We assess this allowance based on a review by management of the ageing of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

The key indicators of these businesses are illustrated below:

	September 30,			September 30,
	2005	2004		2005	2004
			$%	ZAR	ZAR	ZAR %
	$’000	$’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable
– gross	8,039	12,129	(34)%	51,177	78,303	(35)%
Allowance for doubtful
finance loans
receivable	(4,053)	(8,259)	(51)%	(25,803)	(53,322)	(52)%
Finance loans
receivable – net	3,986	3,870	3%	25,374	24,981	2%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
provisions)	4,479	5,149	(13)%	28,516	33,239	(14)%

Total finance loans
receivable, net	8,465	9,019		53,890	58,220

     As described in our Annual Report on Form 10-K for the year ended June 30, 2005, the significant reduction in both gross finance loans receivable and allowance for doubtful finance loans receivable is due to the write-off in fiscal 2005 of amounts that were not recoverable, of approximately $5.5 million (ZAR 32.3 million). This did not have an impact on net income as the loans had been fully provided for in previous periods.

     Operating income margin for the financial services segment decreased to 43% for the three months ended September 30, 2005 from 47% for the three months ended September 30, 2004, primarily due to a decrease in the UEPS-based lending interest rates.

     Hardware, software and related technology sales

     In U.S. dollars, revenues decreased by $0.3 million for the three months ended September 30, 2005, from the comparable period in 2004. Operating income increased by 100% for the three months ended September 30, 2005, from the comparable period in 2004.

     In ZAR, revenues decreased by ZAR 0.9 million for the three months ended September 30, 2005, from the comparable period in 2004. Operating income increased by 104% for the three months ended June 30, 2005, from the comparable period in 2004.

     These decreases in revenue for the three months ended September 30, 2005, was due primarily to revenues earned from the commencement of our contract to supply Nedbank with 18,500 POS devices, 5,600 pin-pads and 66,000 merchant smart cards in the three months ended September 30, 2004. Total revenues from this contract in the three months ended September 30, 2004, were approximately $4.1 million (approximately ZAR 25.9 million).

     We generated revenues of approximately $2.0 million (ZAR 13.2 million) from the sale of smart cards, smart card readers and terminals to Nedbank during the three months ended September 30, 2005. During September 2005, we obtained another order to provide Nedbank with additional pin-pads and POS terminals. We expect that these devices will be delivered in the second quarter of fiscal 2006.

     Historically, we have obtained these types of contracts to sell hardware from time to time. It is difficult to predict when and if we will obtain new contacts.

     Included in the hardware, software and related technology sales segment are revenues from sales to SmartSwitch Namibia of software and licenses described above of approximately $1.2 million (ZAR 7.7 million) of which approximately $0.4 million (ZAR 2.3 million), after taxation, has been eliminated and included in the corporate/eliminations segment.

     Corporate/ Eliminations

     In U.S. dollars, operating losses increased by 23% for the three months ended September 30, 2005, from the comparable period in 2004.

In ZAR, operating losses increased by 25% for the three months ended June 30, 2005, from the comparable period in 2004.

     The increase in the operating loss for the Corporate/ Eliminations segment is mainly due to the non-recurring charges related to our public offering and Nasdaq listing of $1.5 million (ZAR 9.6 million) incurred in the three months ended September 30, 2005.

     In addition, operating loss for the three months ended September 30, 2005, includes consulting fees incurred of approximately $0.2 million (ZAR 1.0 million) paid to external consultants and our auditors related to our documentation, implementation and compliance with Sarbanes.

Liquidity and Capital Resources

     Our business has historically generated high levels of cash and we maintain large cash reserves, which as of September 30, 2005 was $152.2 million. Our cash balances as of September 30, 2004, were composed of ZAR-denominated balances of approximately $65.1 million (ZAR 421.0 million), U.S. dollar-denominated balances of $12.4 million and euro-denominated balances of £0.01 million ($0.01 million), whereas the cash balances as of September 30, 2005, were composed of ZAR-denominated balances of $110.7 million (ZAR 704.8 million), U.S. dollar-denominated balances of $41.5 million and euro-denominated balances of £0.01 million ($0.01 million).

     Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the United States and European money markets.

     We finance all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have no long-term indebtedness. We have aggregate overdraft facilities of $86.5 million (ZAR 550 million). From time to time, we borrow under these facilities on a short-term basis when our pre-funding requirements exceed the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

     The significant increase in the number of social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces may require us to obtain external financing in the medium to long-term for the pre-funding of these grant payments. We believe that our cash reserves, and availability under our current overdraft facility and revolving credit facility will be sufficient to fund our activities and expansion plans for the foreseeable future. We received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters of our public offering exercising their option to acquire 1.5 million shares of our common stock and employees selling their stock pursuant to the offering.

     Cash flows from operating activities

     Cash flows from operating activities for the three months ended September 30, 2005 increased to $9.2 million (ZAR 59.8 million) from $0.3 million (ZAR 1.9 million) for the three months ended September 30, 2004. The increase is largely increased business activities. During the three months ended September 30, 2005, we paid provisional taxes of approximately $8.7 million (ZAR 56.1 million) related to the tax year ended June 30, 2005. In addition, we paid STC of approximately $0.5 million (ZAR 3.3 million) related to the closure and deregistration of dormant subsidiaries. See the table below for a summary of all taxes paid.

     Taxes paid in South Africa during the three months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,
	2005	2004	2005	2004
	$	$	ZAR	ZAR
	’000	’000	’000	’000

First provisional payments	n/a	n/a	n/a	n/a
Second provisional payments	8,656	1,850	56,124	11,566
Third provisional payments	n/a	n/a	n/a	n/a
Secondary taxation on companies	496	n/a	3,332	n/a
Taxes arising from reorganization	n/a	4,331	n/a	27,975
Total tax paid	9,152	6,181	59,456	39,541

     Cash flows from investing activities

     Cash used in investing activities for the three months ended September 30, 2005 includes capital expenditure of $0.5 million (ZAR 3.3 million), of which $0.3 million (ZAR 2.0 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. In addition, during the quarter we invested $0.6 million (ZAR 3.9 million) in equity and lent $1.3 million (ZAR7.8 million) to SmartSwitch Namibia, a UEPS based switching system established in Namibia.

     Investing activities during the three months ended September 30, 2004 consisted mainly of capital expenditure of $1.0 million (ZAR 6.18 million), of which $0.4 million (ZAR 2.8 million) relates to the purchase of an additional transaction processing computer at head-office.

     Cash flows from financing activities

     We received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters exercising their option to acquire 1.5 million shares of our common stock and employees selling their stock pursuant to the offering.

     There were no significant cash flows from financing activities in the three months to September 30, 2004.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     Capital expenditures for the three months ended September 30, 2005 and 2004 were as follows:

			2005	2004
	2005	2004	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	410	750	2,672	4,780
Smart card accounts	-	-	-	-
Financial services	132	213	870	1,359
Hardware, software and related	-	-	-	-
technology sales
Corporate / Eliminations	-	-	-	-
Consolidated total	$542	$963	3,542	6,139

     We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

     As mentioned above, our capital expenditures for the three months ended September 30, 2005 related mainly to the acquisition of POS and pin-pad devices that we lease to participating retailers.

     All of our capital expenditures for the three months ended September 30, 2005 and 2004 were funded through internally generated funds. We had no outstanding capital commitments at September 30, 2005. We anticipate that capital spending for the second quarter of the year ended June, 30, 2006, will relate primarily to the purchase of equipment required to service the increased number of beneficiaries in all provinces, the additional once off implementation costs of the Cell C contract and the purchase of additional POS and pin-pad devices to be leased to participating retailers. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Payments due by Period, as at September 30, 2005 (in $ ’000s)
	Due	Due	Due	Due	Due	More
	within	within	within	within	within	than
	1 year	2 years	3 years	4 years	5 years	5 years	Total
Contractual obligations.	-	-	-	-	-	-	-
Long term debt
obligations	-	-	-	-	-	-	-
Long-term payables	-	-	-	-	-	-	-
Capital lease
obligations	-	-	-	-	-	-	-
Operating lease
obligations	1,313	921	749	278	36	-	3,297
Purchase obligations	4,446	-	-	-	-	-	4,446

Equity-Accounted Investments

     Permit

     On April 1, 2004, Aplitec purchased a 43% interest in Permit Group 2 (Proprietary) Limited (“Permit”). Our balance sheet includes Permit as an equity-accounted investment. Permit owns 95% of the common stock of New Era Life Insurance Company (“New Era”), a provider of various insurance products to the South African market. In connection with this acquisition, Aplitec loaned Permit approximately $0.8 million at the then current South African prime interest rate (10.50% at September 30, 2005) with no fixed repayment terms. Permit used the proceeds of this loan to purchase 43% of a 95% interest in New Era.

     For the three months ended September 30, 2005 and 2004, earnings from Permit totaled $0.7 million and $0.2 million (ZAR 4.4 million and ZAR 1.4 million), respectively. Future earnings from this equity accounted investment are expected to be comparable with the current period’s earnings.

     SmartSwitch Namibia

     In September 2005, we obtained a 50% interest in SmartSwitch Namibia through the subscription of 50% of the outstanding and issued common shares and loans outstanding of SmartSwitch Namibia. Our balance sheet includes SmartSwitch Namibia as an equity-accounted investment as we do not control nor do we have the majority of the variable interests in the entity. SmartSwitch Namibia will operate a UEPS smart card based switching system in Namibia.

     As of September 30, 2005, SmartSwitch Namibia had not commenced operations and therefore we have not recognized any equity-accounted earnings from SmartSwitch Namibia, however, we were required to eliminate unrealized income from license fees and software sales made to SmartSwitch Namibia of $0.4 million (ZAR 2.3 million).

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

Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts in order to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of September 30, 2005 and 2004, the outstanding foreign exchange contracts are as follows:

     As of September 30, 2005

Notional amount		Strike price		Maturity

USD	98,000	ZAR	6.0542	September 30, 2005
EUR	285,000	ZAR	8.4137	October 25, 2005
EUR	106,950	ZAR	8.4078	November 14, 2005
EUR	798,000	ZAR	8.4494	November 25, 2005
EUR	39,000	ZAR	8.4793	November 30, 2005
EUR	2,031,360	ZAR	7.9544	December 28, 2005
EUR	266,960	ZAR	7.9581	December 28, 2005

As of September 30, 2004

Notional amount		Strike price		Maturity

EUR	65,000	ZAR	8.176	October 14, 2004
EUR	130,000	ZAR	8.229	December 1, 2004
EUR	16,250	ZAR	7.975	October 12, 2004
EUR	263,200	ZAR	8.213	October 29, 2004
EUR	135,000	ZAR	8.109	December 21, 2004
EUR	4,243,000	ZAR	8.523	January 7, 2005
USD	7,200	ZAR	6.609	October 7, 2004

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank’s repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $16,304 per month, while interest earned per month on any surplus cash increases by $12,595 per $15.3 million (ZAR 100 million).

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Disclosure controls and procedures are those controls and procedures designed to ensure that material information is made known to the signing officers. The management, including the signing officers being the Chief Executive Officer and the Chief Financial Officer have, evaluated the effectiveness of the internal controls for the quarter ended September 30, 2005 as defined in the Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer conclude that the disclosure controls and procedures were effective as of September 30, 2005.

     The signing officers have disclosed to the external auditors and the Audit and Risk Committee all significant deficiencies in the design or operation of internal controls which could adversely affect the ability to record, process, summarize and report financial information and any fraud, whether material or not, that involves management or other employees who have a significant role in the internal controls

     Changes in internal control over financial reporting

     The Company has implemented changes to the internal controls during the first quarter ended September 30, 2005. Corrective action has been instituted to address significant deficiencies identified during the S404 controls assessment as at June 30, 2005. As part of remedial action we are physically identifying all items of property, plant and equipment. Once the physical verification exercise is complete the identified items of property, plant and equipment will be compared to the accounting records. The documentation of policies and procedures over the general computer environment has commenced to remedy the significant deficiency. Management also continue to improve processes and remedy all control deficiencies to strengthen the effectiveness of the design and operation of internal controls over financial reporting.

     The company commenced the financial year operating under a stronger corporate governance structure as instituted in the last quarter of the June 30, 2005 financial year. The Board of Directors now comprises six independent non-executive directors supported by the sub-committees being the Remuneration Committee, Audit and Risk Committee and the Nominating and Corporate Governance Committee.

     Changes to the internal controls have continued into the second quarter of the financial year. The internal audit function has appointed an additional management resource and as a result the scope and quality of the work should improve during the course of the year. The internal audit plan will also be enhanced once the risk management process has been formally documented. The documentation of the risk management process will commence and be completed during the second quarter.

Part II. Other Information

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2005.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotze

Herman Gideon Kotze
Chief Financial Officer, Treasurer and Secretary, Director