Form 10-Q
period 2005-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2006-02-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ To ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act (check one):
 ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of December 31, 2005 (the latest practicable date), 45,451,317 shares of the registrant’s common stock, par value $ 0.001 per share, and 11,219,263 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

ITEM 1.	FINANCIAL STATEMENTS

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2005	2005
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,902	$107,749
Pre-funded social welfare grants receivable	-	11,567
Accounts receivable	11,689	15,293
Finance loans receivable, net of allowances of – December: $3,672; June: $3,636	10,378	7,760
Deferred expenditure on smart cards	1,458	3,014
Inventory	3,428	1,927
Deferred income taxes	3,309	3,354
Total current assets	214,164	150,664

LONG TERM RECEIVABLE	1,098	969
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – December: $23,227; June: $20,624	5,464	6,216
EQUITY ACCOUNTED INVESTMENTS	3,542	1,325
GOODWILL	15,107	14,636
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
December: $6,221; June: $4,919	7,081	7,944

TOTAL ASSETS	246,456	181,754

LIABILITIES
CURRENT LIABILITIES
Accounts payable	18,336	20,315
Income taxes payable	9,642	14,038
Total current liabilities	27,978	34,353

DEFFERRED INCOME TAXES	15,051	10,399

TOTAL LIABILITIES	43,029	44,752

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - December: 45,451,317; June: 28,548,269	46	29

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - December: 11,219,263; June: 26,733,521	11	27

B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - December:
82,668,272; June: 196,983,841	13	31

ADDITIONAL PAID-IN-CAPITAL	104,196	71,960

ACCUMULATED OTHER COMPREHENSIVE INCOME	14,409	7,314

RETAINED EARNINGS	84,752	57,641

TOTAL SHAREHOLDERS’ EQUITY	203,427	137,002

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$246,456	$181,754

          (A) – amounts derived from audited financial statements
          See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$47,429	$45,995	$93,316	$89,218
EXPENSE
Cost of goods sold, IT processing, servicing and
support	12,908	13,978	24,727	28,779
General and administration	11,956	12,092	22,612	22,368
Depreciation and amortization	1,365	1,654	2,903	3,229
Costs related to public offering and Nasdaq listing	27	-	1,504	-
OPERATING INCOME	21,173	18,271	41,570	34,842
INTEREST INCOME, net	1,343	548	2,246	1,203
INCOME BEFORE INCOME TAXES	22,516	18,819	43,816	36,045
INCOME TAX EXPENSE	8,577	6,707	16,988	13,915
NET INCOME FROM CONTINUING OPERATIONS
BEFORE (LOSS) EARNINGS FROM EQUITY
ACCOUNTED INVESTMENTS	13,939	12,112	26,828	22,130
(LOSS) EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS	(7)	124	283	333
NET INCOME	$13,932	$12,236	$27,111	$22,463
Net income per share
Basic earnings, in cents – common stock and linked
units	24.6	22.4	48.1	41.0
Diluted earnings, in cents – common stock and
linked units	24.2	22.0	47.4	40.4

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Cash flows from operating activities
Cash received from customers	$71,810	$80,342	$110,039	$108,969
Cash paid to suppliers and employees	(31,206)	(37,714)	(51,984)	(60,499)
Cash generated by operations	40,604	42,628	58,055	48,470
Interest received	3,508	4,246	6,323	7,830
Finance costs paid	(2,188)	(3,681)	(4,079)	(6,614)
Income taxes paid	(8,923)	(25,803)	(18,075)	(31,984)
Net cash provided by operating activities	33,001	17,390	42,224	17,702

Cash flows from investing activities
Capital expenditures	(346)	(779)	(888)	(1,722)
Proceeds from disposal of property, plant and equipment	80	5	84	21
Acquisition of equity interest in and advance of loans to equity
accounted investment	-	-	(1,851)	-
Net cash used in investing activities	(266)	(774)	(2,655)	(1,701)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	-	-	32,219	-
Repayment of bank overdrafts	-	-	-	(19)
Net cash provided by (used in) financing activities	-	-	32,219	(19)

Effect of exchange rate changes on cash	(1,034)	11,098	4,365	9,052

Net increase in cash and cash equivalents	31,701	27,714	76,153	25,034

Cash and cash equivalents – beginning of period	152,201	77,602	107,749	80,282

Cash and cash equivalents at end of period	$183,902	$105,316	$183,902	$105,316

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     On June 7, 2004, the Company completed a transaction, which is more fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, in which the former shareholders of Net 1 Applied Technology Holdings Limited, or Aplitec, acquired a majority voting interest in the Company. In accordance with U.S. generally accepted accounting principles (“US GAAP”), the Company accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retained a majority voting interest in a combined business be treated as the acquiror for accounting purposes. References to the “Company” refer to Net1 and its consolidated subsidiaries, including Aplitec, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

     The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Quarterly Results on Form 10-Q and include all of the information and disclosures required by US GAAP for interim financial reporting. The results of operations for the three and six months ended December 31, 2005 and 2004 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     Stock-Based Compensation

     Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) was issued in December 2004 and replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. FAS 123R is effective for the Company from July 1, 2005. FAS 123R requires public companies to account for share-based payments using the modified-prospective method and permits public companies also to account for share-based payments using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of FAS 123R for all new share-based awards and based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under FAS 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The adoption of the modified-prospective method on July 1, 2005 by the Company did not have an impact on its overall results of operations or financial position

     There was no stock-based compensation charge under FAS 123R for the three or six months ended December 31, 2005. There was no stock compensation charge under APB 25 for the three and six months ended December 31, 2004. There would have been no charge had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with FAS 123.

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

     Recent accounting pronouncements adopted

     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP FAS 123(R)-3”) This FSP provides a practical exception when a company transitions to the accounting requirements in FAS 123R. FAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by FAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by FAS 123R and accordingly, the FASB decided to allow a practical exception as documented in the FSP. FSP FAS 123(R)-3 is effective immediately. The adoption of the statement by the Company did not have an impact on its overall results of operations or financial position.

     In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of a Credit Risk." The FSP addresses (1) the circumstances under which the terms of the loan products give rise to a concentration of credit risk and (2) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The FASB believes judgment is required to determine whether loan products have terms that give rise to a concentration of credit risk. Companies are required to apply the guidance in the FSP to reporting periods ending after December 19, 2005. The adoption of the statement by the Company did not have an impact on its overall results of operations or financial position.

     In June 2005, the Emerging Issues Task Force (“EITF”) ratified the modification of Paragraph 19 of FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (“FAS 131”), which indicates that operating segments that do not meet the quantitative thresholds included in paragraph 18 of FAS 131 may be combined with information about other operating segments that also do not meet these quantitative thresholds to produce a reportable segment if they share a majority of the aggregation criteria listed in paragraph 17 of FAS 131. The disclosure requirements are effective for fiscal years ending after September 15, 2005. The adoption of the statement by the Company did not have an impact on its segmental disclosures.

     Recent accounting pronouncements not yet adopted as of December 31, 2005

     In November 2005, the FASB issued FSP FAS No. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS No. 115-1 and FAS 124-1 is effective for the Company in the third quarter of fiscal year 2006. The adoption of the statement by the Company is not expected to have an impact on its overall results of operations or financial position.

     In October 2005, the FASB issued FSP FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Companies are required to apply the guidance in the FSP to the first reporting period beginning after December 15, 2005. The adoption of the statement by the Company is not expected to have an impact on its overall results of operations or financial position.

2.	Goodwill and Intangible Assets

     Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the six months ended December 31, 2005.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of July 1, 2005	$18,476	$(3,840)	$14,636
Foreign currency adjustment (1)	676	(205)	471
Balance as of December 31, 2005	$19,152	$(4,045)	$15,107
(1) – the Foreign currency adjustment represents the effects of the fluctuations between the South African Rand and the United States dollar on the gross carrying value and accumulated amortization.

     Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the year ended June 30, 2005.

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

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31 and June 30, 2005:

	As of December 31, 2005			As of June 30, 2005
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
FTS patent	$6,038	$(3,322)	$2,716	$5,733	$(2,867)	$2,866
Contract rights	2,644	(1,836)	808	2,510	(1,325)	1,185
Customer contracts	114	(38)	76	114	(26)	88
Exclusive licences	4,506	(1,025)	3,481	4,506	(701)	3,805
Total finite-lived intangible
assets	$13,302	$(6,221)	$7,081	$12,863	$(4,919)	$7,944

     Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2005 was approximately $0.5 million and $1.2 million, respectively (three and six months to December 31, 2004: $0.6 million and $1.1 million, respectively). Estimated amortization expense to be reported in future periods is estimated at $2.1 million per annum, however this amount could differ from the actual amortization as a result of changes in useful lives and other relevant factors.

     As required by FASB Statement No. 141, Business Combinations, goodwill has been allocated to the Company’s reportable transaction-based activities, smart cards accounts, financial services and hardware, software and related technology sales segments as follows:

	As of December 31, 2005
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,798	$(1,120)	$2,678
Smart card accounts	-	-	-
Financial services	7,770	(2,180)	5,590
Hardware, software and related technology sales	7,584	(745)	6,839
Total	$19,152	$(4,045)	$15,107

2.	Goodwill and Intangible Assets (continued)

	As of June 30, 2005
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,606	$(1,063)	$2,543
Smart card accounts	-	-	-
Financial services	7,376	(2,068)	5,308
Hardware, software and related technology sales	7,494	(709)	6,785
Total	$18,476	$(3,840)	$14,636

3.	Capital structure and creditor rights attached to the B Class Loans

The Company’s balance sheet reflects two classes of equity - common stock and linked units.

The linked units comprise the following instruments which are linked and cannot be traded separately:

  a right to special convertible preferred stock,

  B Class preference shares in Net 1 Applied Technologies South Africa Limited (“New Aplitec”) and

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

     The B Class loans referred to above are not considered to be a liability in accordance with FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Equity and Liability, as New Aplitec does not have an obligation to transfer assets to its shareholders in respect of the loans. In addition, any distributions relating to the loans are solely at the discretion of New Aplitec.

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

     Conversion of special convertible preferred stock to common stock

     Special convertible preferred stock is convertible into shares of common stock on a one-for-one basis upon the occurrence of a trigger event. With each converted share of special convertible preferred stock that is converted, the Company will receive:

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

     During the three and six months ended December 31, 2005, 4,022,118 and 15,514,258 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 29,636,655 and 114,315,569 linked units during the three and six months ended December 31, 2005. The net result of these conversions was that 29,636,655 and 114,315,569 B class preference shares and B class loans were ceded to Net1 during the three and six months ended December 31, 2005, which converted 4,022,118 and 15,514,258 shares of special convertible preferred stock to 4,022,118 and 15,514,258 common stock in return for the ownership of the 29,636,655 and 114,315,569 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 15,514,258 and the number of outstanding shares of special convertible preferred stock has decreased by 15,514,258. In addition, as a consequence of the conversion, the Company now owns an additional 114,315,569 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.031 million to $0.013 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares and B class loans held by the Company is eliminated on consolidation.

     During the three and six months ended December 31, 2004, 1,147,967 and 3,676,134 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 8,458,704 and 27,087,057 linked units during the three and six months ended December 31, 2004. The net result of these conversions was that 8,458,704 and 27,087,057 B class preference shares and B class loans were ceded to Net1 during the three and six months ended December 31, 2004, which converted 1,147,967 and 3,676,134 shares of special convertible preferred stock to 1,147,967 and 3,676,134 common stock in return for the ownership of the 8,458,704 and 27,087,057 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 3,676,134 and the number of outstanding shares of special convertible preferred stock has decreased by 3,676,134. In addition, as a consequence of the conversion, the Company now owns an additional 27,087,057 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.038 million to $0.034 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares and B class loans held by the Company is eliminated on consolidation.

4.	Earnings per share

     The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 3, the linked units have the same rights and entitlements as those attached to common shares.

4.	Earnings per share (continued)

     As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended December 31, 2005, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.7 million) of common stock (45.5 million) and special convertible preferred stock (11.2 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional shares of common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period.

     The basic earnings per share for the six months ended December 31, 2005, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.3 million) of common stock (45.1 million) and special convertible preferred stock (11.2 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

     The basic earnings per share for the three and six months ended December 31, 2004, for the common stock and linked units are calculated in the same manner by dividing the net income by the combined number (54.7 million) of common stock (25.1 million) and special convertible preferred stock (29.6 million) in issue. The common stock and special convertible preferred stock used to calculated earnings per share has been adjusted for the one-for-six reverse stock split approved by the Company’s board of directors on June 2, 2005, which became effective June 13, 2005.

     The weighted average number of outstanding shares for the three and six months ended December 31, 2005 and 2004, presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock have the same rights and entitlements as those attached to the common stock.

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2005 and 2004.

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	45,452	26,215	45,111	26,215
Weighted average effect of dilutive securities:
employee stock options	717	476	714	444
Weighted average number of outstanding shares of
common stock – diluted	46,169	26,691	45,825	26,659

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	11,219	28,485	11,219	28,485
Weighted average effect of dilutive securities:
employee stock options	177	517	178	482
Weighted average number of outstanding linked units –
diluted	11,396	29,002	11,397	28,967

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	56,671	54,700	56,330	54,700

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	57,565	55,693	57,222	55,626

5.	Comprehensive income

     The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under US GAAP, are excluded from net income. Total comprehensive income for the three and six months ended December 31, 2005 and 2004 was:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$13,932	$12,236	$27,111	$22,463
Foreign currency translation adjustments	967	12,131	7,095	9,969
	$14,899	$24,367	$34,206	$32,432

6.	Operating segments

     The Company discloses segment information in accordance with FAS 131, which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

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

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. This segment also includes fee income from the merchant retail application launched during the year ended June 30, 2005. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three and six months ended December 31, 2005, there were three such customers, providing 38, 19 and 11 per cent, respectively, of total revenue (three and six months ended December 31, 2004: three customers 37, 19 and 12 per cent and 36, 20 and 12 per cent, respectively, of total revenue).

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

     The Hardware, software-related and technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”). The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. This segment also generates rental income from hardware sold to merchants enrolled in the Company’s merchant retail application launched during the year ended June 30, 2005.

     Corporate / eliminations include the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

6.	Operating segments (continued)

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with US GAAP:

	Three months ended		Six months ended
	December 31, 2005		December 31, 2005
	2005	2004	2005	2004

Revenues
Transaction-based activities	$27,255	$26,426	$55,073	$50,855
Smart card accounts	8,744	8,984	17,296	17,205
Financial services	3,982	5,240	8,256	10,320
Hardware, software and related technology sales	7,448	5,345	12,691	10,838
Total	47,429	45,995	93,316	89,218
Operating income
Transaction-based activities	13,517	10,325	27,649	20,007
Smart card accounts	3,974	4,083	7,861	7,820
Financial services	1,828	2,341	3,672	4,743
Hardware, software and related technology sales	3,874	2,235	7,941	4,270
Corporate/ Eliminations	(2,020)	(713)	(5,553)	(1,998)
Total	21,173	18,271	41,570	34,842
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/ Eliminations	3,535	4,111	6,337	7,696
Total	3,535	4,111	6,337	7,696
Interest expense
Transaction-based activities	2,049	3,448	3,938	6,239
Smart card accounts	-	-	-	-
Financial services	2	12	12	19
Hardware, software and related technology sales	141	103	141	235
Corporate/ Eliminations	-	-	-	-
Total	2,192	3,563	4,091	6,493
Depreciation and amortization
Transaction-based activities	975	1,297	2,124	2,549
Smart card accounts	-	-	-	-
Financial services	113	130	224	274
Hardware, software and related technology sales	-	-	-	-
Corporate/ Eliminations	277	227	555	406
Total	1,365	1,654	2,903	3,229
Income taxation expense
Transaction-based activities	3,317	2,062	6,860	4,129
Smart card accounts	1,152	1,225	2,279	2,346
Financial services	532	699	1,061	1,418
Hardware, software and related technology sales	1,083	638	2,261	1,209
Corporate/ Eliminations	2,493	2,083	4,527	4,813
Total	$8,577	$6,707	$16,988	$13,915

6.	Operating segments (continued)

	Three months ended		Six months ended
	December 31, 2005		December 31, 2005
	2005	2004	2005	2004

Net income after taxation
Transaction-based activities	$8,151	$4,813	$16,852	$9,637
Smart card accounts	2,821	2,857	5,582	5,473
Financial services	1,294	1,631	2,600	3,308
Hardware, software and related technology sales	2,651	1,492	5,538	2,824
Corporate/ Eliminations	(985)	1,443	(3,461)	1,221
Total	13,932	12,236	27,111	22,463
Segment assets
Total	246,456	174,918	246,456	174,918
Expenditures for long-lived assets
Transaction-based activities	258	620	668	1,350
Smart card accounts	-	-	-	-
Financial services	88	159	220	372
Hardware, software and related technology sales	-	-	-	-
Corporate/ Eliminations	-	-	-	-
Total	$346	$779	$888	$1,722

     The comparative segment information has been restated to reflect the new Smart card accounts segment which derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts. In addition, the Company’s chief operating decision maker began reviewing the segment information using US GAAP measures in May 2005. Previously this information was reviewed using South African generally accepted accounting principles measures.

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

7.	Pre-funded social welfare grants receivable

     The pre-funded social welfare grants receivable represents the amounts due from the Eastern Cape and Kwa-Zulu Natal provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences a week before the start of a calendar month, with the exception of January. The January payment service typically commences during the first week of January. As no pre-funding of the January grants is necessary during the last week in December, the Company’s pre-funded social welfare grant receivable at the end of December is significantly lower, compared to other quarter ends. Conversely, the cash and cash equivalents balance on hand at the end of December is significantly higher.

     The June 30, 2005 amount was previously included in accounts receivable in the Company’s Annual Report on Form 10-K. Management believes that the nature of the pre-funded social welfare grants receivable is substantially different to those of other accounts receivable and has therefore disclosed the balances separately.

8.	Deferred expenditure on smart cards

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

9.	Costs related to public offering and Nasdaq listing

     The Company completed a public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the three months ended December 31 and 2005, September 30, 2005, and the year ended June 30, 2005:

	Three months	Three months
	ended	ended	Year ended	Total
	December 31,	September 30,	June 30,	costs
	2005	2005	2005	incurred
Legal fees	-	$982	$1,567	$2,549
Printing	-	243	-	243
Accounting fees	-	25	179	204
Regulatory and filing fees	-	165	26	191
Other	$27	62	45	134
Total costs related to public offering and
Nasdaq listing	$27	$1,477	$1,817	$3,321

     The Other category includes costs to date related to venue hire, travel, bank charges and other miscellaneous expenses related to the public offering and Nasdaq listing. All costs related to the public offering are non-deductible for taxation purposes.

     Underwriting discounts and commissions of $2.4 million were incurred relating to the underwriters exercising their over allotment option. The discounts and commissions have been charged directly to additional paid-in capital.

10.	Income tax in interim periods

     For the purposes of interim financial reporting, the Company determines the appropriate income tax provision in accordance with the guidance in APB Opinion 28, Interim Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. Accordingly, the tax charge is calculated by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income'. This amount is then adjusted for the tax effect of significant unusual or extraordinary items that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

     In respect of the three and six month periods ended December 31, 2005, the tax charge was calculated using the expected effective tax rate for the year (36.89%) and was adjusted for the effect of non-deductible costs which primarily relate to the public offering and Nasdaq listing, resulting in an effective tax rate for the three and six months of 38.1% and 38.8%, respectively.

11.	Subsequent events

     During December 2005 the Company, together with Namibia Post Limited (“NamPost”) and SmartSwitch Namibia (Pty) Limited (“SmartSwitch Namibia”) executives, discussed the need for an additional contribution to SmartSwitch Namibia by each shareholder of $0.8 million (ZAR 4.75 million, at December 31, 2005 foreign exchange rates). The proceeds are expected to be utilized by SmartSwitch Namibia for the acquisition of hardware from the Company. In January 2006, each shareholder advanced an additional $0.8 million (ZAR 4.75 million, at December 31, 2005 foreign exchange rates) to SmartSwitch Namibia.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. On June 7, 2004, we completed a transaction, which we more fully describe in our Annual Report on Form 10-K for the year ended June 30, 2005 in which the former shareholders of Net 1 Applied Technology Holdings Limited, or Aplitec, acquired a majority voting interest in us. In accordance with U.S. generally accepted accounting principles, or US GAAP, we accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquiror for accounting purposes.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

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

     South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. According to estimates made by Statistics South Africa, as of mid-2005, South Africa has a population of approximately 46.9 million people, of which an estimated 50% live below the poverty line. The South African unemployment rate is estimated at approximately 26.7% . The success we have achieved in South Africa since commencing operations in December 1997 has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our card holders with affordable functionality and lifestyle improvement. The South African government is also actively involved in a number of initiatives which may present us with opportunities to export our South African achievements, such as the New Partnership for Africa’s Development and the India-Brazil-South Africa Dialogue Forum, which is currently considering the establishment of an economic trade bloc between these three countries.

     On the African continent outside South Africa, we have implemented our systems at the request of a variety of customers in Namibia, Ghana, Rwanda, Burundi, Malawi and Mozambique, some of which are considered among the poorest countries in the world. In Malawi, our system has been implemented by the Reserve Bank of Malawi as a national payment system. With the exception of Namibia, we are not actively involved as either investors or operators in any of these systems, but we believe that our experience and success in South Africa, together with our understanding of trade in Africa, will permit us to take advantage of new opportunities both in and outside South Africa, which in some instances, may involve acquiring an equity stake in new or existing businesses.

     In Namibia, we are a 50% shareholder in SmartSwitch Namibia (Pty) Ltd, or SmartSwitch Namibia, with the other 50% of the shares held by Namibia Post Limited, or NamPost, a government entity which provides post office services across Namibia. SmartSwitch Namibia will initially provide NamPost with a UEPS banking platform and NamPost will issue a UEPS smart card to its 300,000 customers. The card will replace the existing paper based books and allow secure transacting across all of NamPost’s 120 branches and all installed point of sale, or POS, devices. The card will also be issued to participating retailers, medical insurance companies and other government institutions.

     Public Offering and Nasdaq Listing

     In August 2005, we completed an underwritten public offering of our common stock and listed our common stock on the Nasdaq National Market. In the offering, selling shareholders sold 10,258,625 shares of our common stock at a public offering price of $22.00 per share. The selling shareholders included employees that sold our stock and officers that exercised and sold stock options which resulted in proceeds to us of $0.7 million. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase 1,538,794 shares at the public offering price to cover overallotments. The underwriters exercised this option and concurrently with the closing of the offering, we received net proceeds of $31.5 million from the underwriters. In addition, concurrently with the offering, certain of the selling shareholders sold 3,409,091 shares of our common stock at the public offering price in a private placement to investment entities affiliated with General Atlantic LLC. In connection with the public offering and Nasdaq listing, we effected a one for six reverse stock split which became effective on June 13, 2005.

Current Trends Affecting Our Business

     Government decision making

     We currently derive a significant portion of our revenues from our contracts with various South African provincial governments. The national South African government passed legislation in 2004 for creation of the South African Social Security Agency, or SASSA. The primary purpose of SASSA is to consolidate at the central government level the administration of social welfare grants. We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that this consolidation could lead to our losing one or more of our current contracts if the SASSA decides to appoint a single (or other) contractor to provide social welfare grant distribution and we were not chosen. During this transition period, which we estimate to be in the region of 12 to 18 months, our existing provincial government contracts will continue to be governed by their respective terms.

     When a provincial government contract expires, whether at its originally scheduled expiration date or at the end of any applicable extension period, we must successfully re-tender in order to retain the contractual relationship. Usually, such a tender must be submitted as part of a competitive tender process. The fact that we previously held a particular contract does not necessarily mean that it will be awarded to us again. To date, we have successfully renewed every provincial government contract which we have been awarded. In addition, there have been occasions when a contract has not been formally renewed prior to its originally scheduled expiration date or expiration of the extension period, as is currently the case with the Eastern Cape, KwaZulu-Natal and North West contracts, but in each of these cases we and the provincial government have continued to operate under the terms of the expired contract until the execution of a new contract or receipt of a formal extension notice.

     Progress of our Merchant Acquiring Project

     During July 2004, we began a major drive to install POS devices in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants securely on goods and services, without the need to withdraw the full amount in cash, represents one of the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring and other transaction fees. Use of the POS devices also lowers our costs by reducing the amount of cash we need to deliver to social welfare grants in cash at our mobile paypoints. For a discussion of the most recent results of our merchant acquiring project see Results of Operations - Continued adoption of our merchant acquiring system.

     The following chart shows the number of POS devices installed and the average spend per POS device during the twelve month period ending December 31, 2005:

     The following chart shows the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of Point of Sale, or POS, devices during the eighteen month period beginning July 1, 2004, when we first implemented our merchant acquiring project, through December 31, 2005, by pay cycle:

     The following graph shows the number of beneficiary grants loaded at merchant locations, per pay cycle, for the eighteen month period ended December 31, 2005:

     Progress of wage payment implementation

     The implementation of our wage payment in South Africa requires us to be registered as a bank in South Africa, or to have access to an existing deposit taking license. We are currently pursuing all available avenues to either obtain our own license, or gain access to one. These approaches include:

  applying for a new banking license;
  purchasing an exisiting banking license; and
  entering into a joint venture arrangement with an existing banking institution to gain access to its banking license

     These alternatives all have different inherent risks and timing considerations. Accordingly, it may take us some time to obtain or gain access to a license and commence the implementation of our wage payment system in South Africa.

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

     As part of our strategy to implement new UEPS systems in developing economies we entered into a shareholders agreement with NamPost, to create SmartSwitch Namibia, a Namibian company. Under this agreement, we, together with NamPost, have agreed to implement and operate a UEPS smart card-based switching system in Namibia. We and NamPost each own 50% of SmartSwitch Namibia, which will own the Namibian switch. The Service Level Agreement between SmartSwitch Namibia and NamPost was finalized and signed during the second quarter of fiscal 2006. Our marketing and information technology teams began implementation and testing of the switch in the second quarter of fiscal 2006 and operations in Namibia are expected to commence in the middle of the third quarter of fiscal 2006.

     The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the unbanked and under-banked citizens of Namibia. We expect that SmartSwitch Namibia will initially issue approximately 300,000 UEPS smart cards to NamPost’s existing customer base.

     Together with NamPost we have capitalized SmartSwitch Namibia with approximately $3.6 million (ZAR 23 million, at December 31, 2005, foreign exchange rates), in start-up capital and loans, contributed equally by both parties. The proceeds will be utilized by SmartSwitch Namibia for the acquisition of hardware and software from us and for general working capital purposes. During December 2005 we, together with NamPost and SmartSwitch Namibia executives, discussed the need for an additional contribution to SmartSwitch Namibia by each shareholder of $0.8million (ZAR 4.75 million, at December 31, 2005, foreign exchange rates). The proceeds will be utilized by SmartSwitch Namibia for the acquisition of hardware from us. In January 2006, each shareholder advanced an additional $0.8million (ZAR 4.75 million, at December 31, 2005, foreign exchange rates) to SmartSwitch Namibia.

     As we own 50% of SmartSwitch Namibia we are required under US GAAP to eliminate 50% of the net income generated from sales to SmartSwitch Namibia. In accordance with US GAAP, we will recognize this net income from these hardware and software sales during the period in which the hardware and software we have sold to SmartSwitch Namibia is utilized in its operations, or has been sold to third party customers, as the case may be.

     SmartSwitch Namibia did not operate during the first six months of fiscal 2006. However, during the first quarter of fiscal 2006, licenses and software were made available for collection to SmartSwitch Namibia and we have recognized net income. During the second quarter, hardware was made available for collection, and in certain instances was collected by SmartSwitch Namibia, however this hardware has not been used by SmartSwitch Namibia as of December 31, 2005. We expect that additional deliveries of hardware will be made in the third quarter of fiscal 2006. We will recognize net income related to these third quarter of fiscal 2006 sales once the hardware has been made available for collection to SmartSwitch Namibia, which we expect to occur in January and February 2006.

     Phase 1 of the project involves the transfer of all of NamPost’s banking products to the smart card, offering affordability, security, simplicity and flexibility. Negotiations are currently in place with other financial institutions and companies that wish to participate as customers of SmartSwitch. We expect the suite of smart card applications to include banking, retail, money transfers, third party bill payments, wages and social security grants.

     We began the rollout of the switch infrastructure to NamPost’s 120 service branches and merchant stores during the three months ended December 31, 2005, and expect the official launch of the operations of SmartSwitch Namibia in mid-February 2006.

     Involvement with USAID

     On September 27, 2005, the Washington D.C.-based President’s Emergency Plan for AIDS Relief, through the U.S. Agency for International Development, or USAID, announced a contract to strengthen the lifeline of essential drugs and supplies for people living with and affected by HIV/AIDS and other infectious diseases in developing countries. The contract, called the Supply Chain Management System, or, SCMS, was awarded by USAID to the Partnership for Supply Chain Management, or PfSCM, of which we are a member.

     PfSCM is an organization formed by JSI Research and Training Institute, Inc., or JSI, and Management Sciences for Health, or MSH, both U.S.-based non-profit organizations with extensive experience in public health and logistics management in developing countries. PfSCM’s project team includes 17 institutions from the private sector, non-profit, and faith-based communities.

     Over the past two years, we have been working with JSI in South Africa to develop a system to track anti-retroviral drugs and to provide patient information and reporting capability for antiretroviral therapy, or ART, patients and HIV positive persons receiving care and support but not yet requiring ART. In this public-private partnership, JSI facilitated the field-testing and refinement of the system at the service delivery level in both static and community outreach settings, and developed the reporting database, using Emergency Plan funding from USAID/South Africa.

     The system, Secure Technology Advancing Treatment, or STAT™, is based on our biometrics and smart card technology. It is particularly responsive to the challenges of ART as it provides authentication of health care provider and patient, enables patient mobility, facilitates referral and follow up care, and fulfills the critical requirement for effective ART by operating offline when needed. This last feature is essential, since many elements of HIV/AIDS care must be provided at the community level, where electricity and connectivity are often lacking. Furthermore, the reporting database provides programme managers and donors with accurate performance indicators and provides health facility managers with essential information to improve operational efficiency, on a 24-hour update basis.

     The STAT™ system was included in PfSCM’s proposal for the SCMS as a viable solution for incorporation into individual country plans. The implementation of the SCMS is a complex process and we cannot yet provide an indication regarding overall timing or the exact form of our ultimate participation. In the near term, we are discussing with SCMS senior management a pilot deployment of our technology in one of the SCMS target countries to demonstrate the solution within the SCMS. David Schwarzbach, our Vice President for business development in the Americas, is our primary point of contact with the SCMS. He is actively working with the SCMS staff and represents us on the SCMS Advisory Board.

     In South Africa the STAT™ system is already operational in six Catholic Relief Services/South African Catholic Bishops Conference ART clinics and eight ART community outreach projects, and in a palliative care NGO project in Soweto, and is currently being rolled out in two hospitals and surrounding multiple referral clinic settings. This selection of diverse sites has clearly demonstrated that our technology operates successfully in the full range of ART and care and support health care settings and that it is beneficial to patients, health care providers, and programme managers.

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

     Recent accounting pronouncements adopted

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

     Recent accounting pronouncements not yet adopted as of December 31, 2005

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2005, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1.	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2005	2004	2005	2004	2005
ZAR : $ average exchange rate	6.5537	6.0652	6.5396	6.2237	6.2219
Highest ZAR : $ rate during period	6.8045	6.6575	6.9388	6.7635	6.9473
Lowest ZAR : $ rate during period	6.2488	5.5350	6.1556	5.5350	5.5350
Rate at end of period	6.3458	5.6704	6.3458	5.6704	6.6840

     Translation exchange rates

     We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2005 and 2004, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2.	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2005	2004	2005	2004	2005
Income and expense items: $1 = ZAR.	6.5782	6.0734	6.5403	6.2132	6.2096

Balance sheet items: $1 = ZAR	6.3458	5.6704	6.3458	5.6704	6.6840

Results of operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 Financial Statements” which are reported in U.S. dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in U.S. dollars and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

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

     Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

     The following factors had a significant influence on our results of operations during the periods:

  weakening of the South African rand, or ZAR, which is our functional currency, against the U.S. dollar, which is our reporting currency;
  continuation during the second quarter of fiscal 2005 of the Nedbank project to deliver POS devices that was concluded during the third quarter of fiscal 2005;
  continuation during the second quarter of fiscal 2006 of another Nedbank project to deliver POS devices and related hardware to Nedbank;
  continuation during the second quarter of fiscal 2006 of our agreement to supply SmartSwitch Namibia with hardware; and
  the continued adoption of our merchant acquiring project.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3.	In United States Dollars
	(US GAAP)
	Three months ended December 31,
	2005	2004	$ %
	$ ’000	$ ’000	change
Revenue	47,429	45,995	3%
Cost of goods sold, IT processing, servicing and support.	12,908	13,978	(8)%
General and administration	11,956	12,092	(1)%
Depreciation and amortization	1,365	1,654	(17)%
Costs related to public offering and Nasdaq listing	27	-
Operating income	21,173	18,271	16%
Interest income, net	1,343	548	145%
Income before income taxes	22,516	18,819	20%
Income tax expense	8,577	6,707	28%
Net income before (loss) earnings from equity accounted
investments	13,939	12,112	15%
(Loss) Earnings from equity accounted investments	(7)	124	(106)%
Net income	13,932	12,236	14%

Table 4.	In South African Rand
	(US GAAP)
	Three months ended December 31,
	2005	2004	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	311,998	279,344	12%
Cost of goods sold, IT processing, servicing and support	84,911	84,893	0%
General and administration	78,649	73,439	7%
Depreciation and amortization	8,979	10,045	(11)%
Costs related to public offering and Nasdaq listing	178	-
Operating income	139,281	110,967	26%
Interest income, net	8,835	3,328	165%
Income before income taxes	148,116	114,295	30%
Income tax expense	56,421	40,734	39%
Net income before (loss) earnings from equity accounted
investments	91,695	73,561	25%
(Loss) Earnings from equity accounted investments	(46)	753	(106)%
Net income	91,649	74,314	23%

     Analyzed in ZAR, the increase in revenue for the three months ended December 31, 2005, was primarily due to the higher volumes in our transaction-based activities and increased hardware, software and related technology sales activity.

     The increase in operating income margin to 45% for the three months ended December 31, 2005, from 40% for the three months ended December 31, 2004, was primarily due to improved efficiencies across all activities, the continued adoption of our merchant acquiring initiative, price increases in certain of the provinces where we administer and distribute social welfare grants and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province.

     General and administration expenses have increased due to increased expenditure due to additional corporate and governance requirements including compliance with the Sarbanes Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, director’s fees, legal fees, auditor fees, bonuses, as well as due to directors and officer’s insurance premiums, salary increases and legal fees incurred to defend ourselves against claims brought against us. Our continued compliance with Sarbanes and these requirements may require similar levels of internal and external time and expense in the future. Depreciation and amortization expense has decreased due to a reduction in smart card amortization expense as the majority of these cards have now been amortized in full.

     Interest Received and Finance Costs

     Interest received consists of interest received on our surplus cash, while finance costs consist of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $53.5 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The pre-funding requirement for the KwaZulu-Natal and Eastern Cape contracts has increased, however our finance costs have decreased due to the adjustment in the South African prime interest rate from an average of approximately 11.00% per annum for the three months ended December 31, 2004, to 10.5% per annum for the three months ended December 31, 2005. Thus, finance costs decreased from $3.6 million (ZAR 21.8 million) for the three months ended December 31, 2004, to $2.2 million (ZAR 14.5 million) for the three months ended December 31, 2005.

     Interest on surplus cash for the three months ended December 31, 2005, decreased to $3.5 million (ZAR 23.0 million) from $4.1 million (ZAR 24.9 million) for the comparable period during the prior year due to the lower interest rates during this period, which was partially offset by higher average cash balances on hand during this period.

     Taxation

     Total tax expense for the three months ended December 31, 2005 was $8.6 million (ZAR 56.4 million) compared with $6.7 million (ZAR 40.7 million) during the same period in the prior year. The increase was due to our increased profitability in our transaction-based activities and hardware, software and related technology sales segments. The increase in our effective tax rate from 35.6% for the three months ended December 31, 2004, to 38.1% is largely due to professional and consulting fees incurred that are not deductible for taxation purposes.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 5.	In United States Dollars (US GAAP)
	Three months ended December 31,
	2005	% of	2004	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	27,255	57%	26,426	57%	3%
Smart card accounts	8,744	18%	8,984	20%	(3)%
Financial services	3,982	8%	5,240	11%	(24)%
Hardware, software and related technology sales	7,448	17%	5,345	12%	39%
Total consolidated revenue	47,429	100%	45,995	100%	3%
Consolidated operating income (loss):
Transaction-based activities	13,517	64%	10,325	57%	31%
Smart card accounts	3,974	19%	4,083	22%	(3)%
Financial services	1,828	9%	2,341	13%	(22)%
Hardware, software and related technology sales	3,874	18%	2,235	12%	73%
Corporate/ Eliminations	(2,020)	(10)%	(713)	(4)%	183%
Total consolidated operating income	21,173	100%	18,271	100%	16%

Table 6.	In South African Rand (US GAAP)
	Three months ended December 31,
	2005		2004
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	179,289	57%	160,495	57%	12%
Smart card accounts	57,520	18%	54,563	20%	5%
Financial services	26,194	8%	31,824	11%	(18)%
Hardware, software and related technology sales	48,995	17%	32,462	12%	51%
Total consolidated revenue	311,998	100%	279,344	100%	12%
Consolidated operating income (loss):
Transaction-based activities	88,918	64%	62,707	57%	42%
Smart card accounts	26,142	19%	24,798	22%	5%
Financial services	12,025	9%	14,218	13%	(15)%
Hardware, software and related technology sales	25,484	18%	13,574	12%	88%
Corporate/ Eliminations	(13,288)	(10)%	(4,330)	(4)%	207%
Total consolidated operating income	139,281	100%	110,967	100%	26%

     Transaction-based activities

     In U.S. dollars, revenues increased by 3% for the three months ended December 31, 2005, from the comparable period in 2004. Operating income increased by 31% for the three months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 12% for the three months ended December 31, 2005, from the comparable period in 2004. Operating income increased by 42% for the three months ended December 31, 2005, from the comparable period in 2004.

     These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in all of the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, and higher volumes from our provincial contracts. We discuss these factors in more detail below.

     Continued adoption of our merchant acquiring system:

      During July 2004, we began a major drive to install POS devices in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants on goods and services, without the need to withdraw the full amount in cash, represents the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring transaction fees and reducing our costs to deliver social welfare grants in cash to these individuals at our mobile paypoints. The key statistics and indicators of our merchant acquiring initiative is summarized in the tables below:

Table 7.	Sept.	Dec.	Mar.	Jun.	Sept.	Dec.
	2004	2004	2005	2005	2005	2005
				NC, EC,	NC, EC,	NC, EC,
		NC and	NC, EC	KZN, L	KZN, L	KZN, L
Province included (1)	NC	EC	and KZN	and NW	and NW	and NW
Total POS devices installed	340	1,266	2,406	3,235	3,959	3,929
Number of participating UEPS retail
locations	265	700	1,441	1,880	2,303	2,366
Value of transactions processed
through POS devices during the
quarter (in $ ’000)	3,563	10,596	45,529	87,643	118,585	118,396
Value of transactions processed
through POS devices during the
quarter (in
ZAR ’000)	22,711	64,518	273,800	559,988	772,071	781,251
Number of grants paid through POS
devices during the quarter	39,603	176,009	639,921	1,308,825	1,703,262	1,855,192
Average number of grants processed
per terminal during the quarter	n/a	219	282	433	455	471

     (1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West

     We have completed the installation of our POS terminals at the majority of those merchant locations we deem the most important to service the bulk of our cardholder base. The negative growth rate of POS terminals installed and the reduced growth in the number of participating UEPS retail locations is primarily due to the improvement in the utilization of our existing terminal base. The productivity of the existing terminal base is constantly improving, as is evident from the increase in the number of transactions processed per POS terminal installed. We believe that the existing terminal base still has abundant spare capacity and that the upward trend in transactions per terminal will continue. Another factor that contributed to the decline of the growth rate during this quarter is the reduced accessibility of retailers during the summer holiday period. From the second week of November to the end of December, South African retailers generally experience a significant increase in their trading activities. During this period, retailers are reluctant to install and implement any new payment systems / POS devices. The effects of this annual six week quiet period for us was more pronounced this year as we had not expanded our merchant acquiring activities into a new province, as was the case in the second quarter of fiscal 2005. Our ongoing POS deployment plan is now focused on secondary locations and retailers, where we will install fewer terminals over a longer period of time.

     Higher volumes from our provincial contracts:

     During the three months ended December 31, 2005, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth has been mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended December 31, 2005 increased 5.40% to 10,416,329 from the comparable period during 2004.

     The higher volumes under existing provincial contracts during the three months ended December 31, 2005, as well as average revenue per grant paid, are detailed below:

Table 8.
Three months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2005	2004	2005	2004
Province	2005	2004	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	4,444,129	4,201,950	3.15	3.10	20.67	18.80
Limpopo (B)	2,753,537	2,700,406	2.38	2.46	15.59	14.95
North West (C)	787,009	777,910	2.63	2.71	17.21	16.44
Northern Cape (D)	396,750	349,962	2.88	3.23	18.89	19.60
Eastern Cape (E)	2,034,904	1,856,797	1.84	2.02	12.07	12.27
Total	10,416,329	9,887,025

     (1) Average Revenue per Grant Paid excludes $0.84 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $0.91 (ZAR 5.50) related to the provision of smart card accounts.

     A - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to the re-registration fees for mainly disability grant recipients, who were removed off the government’s system during fiscal 2005 and subsequently re-instated during fiscal 2006.

     B - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo is due to the continued once-off registration fees charged for the ongoing enrollment of new beneficiaries and a price increase from December 2005. The fee charged for payment is significantly less than the fee charged for registration.

     C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is primarily due to an inflation price increase negotiated with the North West government during July 2005 and more registrations.

     D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registration fees charged.

     E - in ZAR, the decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to fewer registration fees charged. The fee charged for payment is significantly less than the fee charged for registration.

     Through our merchant acquiring initiative, beneficiaries are now able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December. Accordingly, our December revenue from the distribution of welfare grants is lower than the revenue recognized during the other calendar months during the year. Assuming no price increases or beneficiary growth, this has the result of reducing our second quarter revenues and results when compared with the first quarter.

     Our annual results are not expected to be affected as we anticipate twelve full payment cycles to be included in the fiscal 2006 results. We expect our third quarter transaction-based revenue to be higher than the second quarter as it should include revenues from loading fees for the entire January, February and March 2006 payment cycle and a small portion of the April 2006 payment cycle.

     Operating income margin for the three months ended December 31, 2005 increased to 50% from 39% for the three months ended December 31, 2004. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the North West and Limpopo provinces; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

     Smart card accounts

     In U.S. dollars, revenues decreased by 3% for the three months ended December 31, 2005, from the comparable period in 2004. Operating income decreased by 3% for the three months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 5% for the three months ended December 31, 2005, from the comparable period in 2004. Operating income increased by 5% for the three months ended December 31, 2005, from the comparable period in 2004.

     Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended December 31, 2005 and 2004.

     In ZAR, revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,497,664 smart card-based accounts were active at December 31, 2005, compared to 3,308,194 active accounts as of December 31, 2004. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

     Financial services

     In U.S. dollars, revenues decreased by 24% for the three months ended December 31, 2005, from the comparable period in 2004. Operating income decreased by 22% for the three months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues decreased by 18% for the three months ended December 31, 2005, from the comparable period in 2004. Operating income decreased by 15% for the three months ended December 31, 2005, from the comparable period in 2004.

     Revenues and operating income from UEPS-based lending decreased during the second quarter of fiscal 2006 compared with the second quarter of fiscal 2005. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of the country. As a result the interest rate charged on our UEPS based loans was lower during the three months ended December 31, 2005. A further benefit of our UEPS-based lending is that cardholders have more disposable income to spend, including through our merchant acquiring base.

     The loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business. However, when compared to June 30, 2005, our UEPS-based lending portfolio has increased due to increased lending activities during the December festive holiday season in South Africa.

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

     The key indicators of these businesses are illustrated below:

Table 9.	December 31,			December 31,
	2005	2004		2005	2004
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable
– gross	8,318	13,898	(40)%	52,783	78,807	(33)%
Allowance for doubtful
finance loans
receivable	(3,672)	(9,524)	(61)%	(23,304)	(54,002)	(57)%
Finance loans
receivable – net	4,646	4,374	6%	29,479	24,805	19%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
provisions)	5,732	6,291	(9)%	36,377	35,675	2%

Total finance loans
receivable, net	10,378	10,665		65,856	60,480

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

     Operating income margin for the financial services segment increased to 46% for the three months ended December 31, 2005 from 45% for the three months ended December 31, 2004, primarily due to a decrease in the UEPS-based salary costs.

     Hardware, software and related technology sales

     In U.S. dollars, revenues increased by $2.1 million for the three months ended December 31, 2005, from the comparable period in 2004. Operating income increased by $1.6 million for the three months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by ZAR 16.5 million for the three months ended December 31, 2005, from the comparable period in 2004. Operating income increased by ZAR 11.9 million for the three months ended December 31, 2005, from the comparable period in 2004.

     The increase in revenue for the three months ended December 31, 2005, was due primarily to revenues earned from the September order to supply Nedbank with POS devices and pin-pads and the sale of hardware to SmartSwitch Namibia. Total revenues from the September Nedbank order during the three months ended December 31, 2005, were approximately $3.4 million (approximately ZAR 22.6 million). Revenues from sales of hardware to SmartSwitch Namibia during the three months ended December 31, 2005, totaled approximately $1.5 million (ZAR 9.8 million) of which approximately $0.2 million (ZAR 1.2 million), after taxation, has been eliminated and included in the corporate/eliminations segment.

     During the three months ended December 31, 2004, we delivered hardware totaling approximately $3.9 million (approximately ZAR 23.5 million) to Nedbank. These deliveries related to the $10.5 million (approximately ZAR 67.0 million) order received from them in the first quarter of fiscal 2005.

     During January 2006, we announced that we had obtained another order to provide Nedbank with additional POS terminals and pin-pads. We expect to generate revenue of approximately $6.4 million (ZAR 40.9 million), at the December 31, 2005, exchange rate, from these transactions. Deliveries are expected to commence at the end of our third quarter of fiscal 2006 and are expected to be completed during our second quarter of fiscal 2007.

     Historically, we have obtained these types of contracts to sell hardware from time to time. It is difficult to predict when and if we will obtain new contracts.

     Corporate/ Eliminations

     In U.S. dollars, operating losses increased by $1.3 million, or 183%, for the three months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, operating losses increased by ZAR 9.0 million, or 207%, for the three months ended December 31, 2005, from the comparable period in 2004.

     The increase in the operating loss during the three months ended December 31, 2005, compared with the three months ended December 31, 2004, is due to increased expenditures resulting from additional corporate and governance requirements including compliance with Sarbanes, director’s fees, legal fees, auditor fees, bonuses, as well as due to directors and officers insurance premiums, salary increases and legal fees incurred to defend ourselves against claims brought against us.

     Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

     The following factors had a significant influence on our results of operations during the periods:

  weakening of the South African rand, or ZAR, which is our functional currency, against the U.S. dollar, which is our reporting currency;
  commencement during the first quarter of fiscal 2005 of the Nedbank project to deliver POS devices and the conclusion of the project in during the third quarter of fiscal 2005;
  commencement during the first and second quarters of fiscal 2006 of projects to deliver POS devices and related hardware to Nedbank;
  our agreement to supply SmartSwitch Namibia with hardware and software;
  expenses related to our public offering and listing on the Nasdaq National Market; and
  the continued adoption of our merchant acquiring project.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 10.	In United States Dollars
	(US GAAP)
	Six months ended December 31,
	2005	2004	$ %
	$ ’000	$ ’000	change
Revenue	93,316	89,218	5%
Cost of goods sold, IT processing, servicing and support.	24,727	28,779	(14)%
General and administration	22,612	22,368	1%
Depreciation and amortization	2,903	3,229	(10)%
Costs related to public offering and Nasdaq listing	1,504	-
Operating income	41,570	34,842	19%
Interest income, net	2,246	1,203	87%
Income before income taxes	43,816	36,045	22%
Income tax expense	16,988	13,915	22%
Net income before (loss) earnings from equity accounted
investments	26,828	22,130	21%
(Loss) Earnings from equity accounted investments	283	333	(15)%
Net income	27,111	22,463	21%

Table 11.	In South African Rand
	(US GAAP)
	Six months ended December 31,
	2005	2004	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	610,314	554,329	10%
Cost of goods sold, IT processing, servicing and support.	161,722	178,810	(10)%
General and administration	147,889	138,977	6%
Depreciation and amortization	18,987	20,062	(5)%
Costs related to public offering and Nasdaq listing	9,837	-
Operating income	271,879	216,480	26%
Interest income, net	14,689	7,475	97%
Income before income taxes	286,568	223,955	28%
Income tax expense	111,106	86,457	29%
Net income before earnings from (loss) equity accounted
investments	175,462	137,498	28%
(Loss) Earnings from equity accounted investments	1,851	2,069	(11)%
Net income	177,313	139,567	27%

     Analyzed in ZAR, the increase in revenue for the six months ended December 31, 2005, was primarily due to the higher volumes in our transaction-based activities and increased hardware, software and related technology sales activity.

     The increase in operating income margin to 45% for the six months ended December 31, 2005, from 39% for the six months ended December 31, 2004, was primarily due to improved efficiencies across all activities, the continued adoption of our merchant acquiring initiative, the sale of hardware and high-margin software to SmartSwitch Namibia and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province.

     We also incurred additional corporate and governance expense which included charges related to compliance with Sarbanes, director’s fees, legal fees, auditor fees, bonuses, as well as directors and officer’s insurance premiums, salary increases and legal fees incurred to defend ourselves against claims brought against us. We devoted significant management time and incurred significant expenses during the six months ended December 31, 2005, in order to complete and comply with the provisions of Sarbanes. The majority of the $0.2 million (ZAR 1.0 million) incurred represents fees paid to external advisors and auditors related to our Section 404 compliance. These costs are included in the General and Administration expenses line-item. Our continued compliance with Sarbanes may require similar levels of internal and external time and expense in the future.

     Depreciation and amortization expense has decreased due to a reduction in smart card amortization expense as the majority of these cards have now been amortized in full.

     We completed our public offering and Nasdaq listing in August 2005. In addition to the $1.8 million (ZAR 11.3 million) incurred during the fourth quarter of fiscal 2005, we incurred an additional $1.5 million (ZAR 9.6 million) in the first quarter of fiscal 2006 and $0.03 (ZAR 0.2 million) in the second quarter of fiscal 2006, related to legal fees, printing costs, registration and filing and accounting fees.

     Interest Received and Finance Costs

     Interest received consists of interest received on our surplus cash, while finance costs consist of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $53.5 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The pre-funding requirement for the KwaZulu-Natal and Eastern Cape contracts has increased, however our finance costs have decreased due to the adjustment in the South African prime interest rate from an average of approximately 11.1% per annum for the six months ended December 31, 2004, to 10.5% per annum for the six months ended December 31, 2005. Thus, finance costs decreased from $6.5 million (ZAR 40.4 million) for the six months ended December 31, 2004, to $4.1 million (ZAR 26.8 million) for the six months ended December 31, 2005.

     Analyzed in ZAR, interest on surplus cash for the six months ended December 31, 2005, decreased to $6.3 million (ZAR 41.2 million) from $7.7 million (ZAR 47.8 million) for the comparable period during the prior year due to the lower interest rates during this period, which was partially offset by higher average cash balances on hand during this period.

     Taxation

     Total tax expense for the six months ended December 31, 2005 was $17.0 million (ZAR 111.1 million) compared with $13.9 million (ZAR 86.5 million) during the same period in the prior year. The increase was due to our increased profitability in our transaction-based activities and hardware, software and related technology sales segments.

     In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As of June 30, 2005, the change in the rate had not been promulgated by parliament in South Africa and thus was not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. The rate was promulgated on July 19, 2005, which has resulted in a decrease in our distributed rate (i.e. the statutory rate plus the effects related to a charge for Secondary Tax on Companies, or STC, which is currently 12.5%) from 37.78% to 36.89% . The effect of this change is included in the six months to December 31, 2005 tax expense and is approximately $0.2 million (ZAR 1.0 million).

     Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 12.	In United States Dollars (US GAAP)
	Six months ended December 31,
	2005	% of	2004	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	55,073	59%	50,855	57%	8%
Smart card accounts	17,296	19%	17,205	19%	1%
Financial services	8,256	9%	10,320	12%	(20)%
Hardware, software and related technology sales	12,691	13%	10,838	12%	17%
Total consolidated revenue	93,316	100%	89,218	100%	5%
Consolidated operating income (loss):
Transaction-based activities	27,649	67%	20,007	57%	38%
Smart card accounts	7,861	19%	7,820	22%	1%
Financial services	3,672	9%	4,743	14%	(23)%
Hardware, software and related technology sales	7,941	19%	4,270	12%	86%
Corporate/ Eliminations	(5,553)	(14)%	(1,998)	(5)%	178%
Total consolidated operating income	41,570	100%	34,842	100%	19%

Table 13.	In South African Rand (US GAAP)
	Six months ended December 31,
	2005		2004
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	360,193	59%	315,972	57%	14%
Smart card accounts	113,121	19%	106,898	19%	6%
Financial services	53,997	9%	64,120	12%	(16)%
Hardware, software and related technology sales	83,003	13%	67,339	12%	23%
Total consolidated revenue	610,314	100%	554,329	100%	10%
Consolidated operating income (loss):
Transaction-based activities	180,832	67%	124,308	57%	45%
Smart card accounts	51,413	19%	48,587	22%	6%
Financial services	24,016	9%	29,469	14%	(19)%
Hardware, software and related technology sales	51,936	19%	26,530	12%	96%
Corporate/ Eliminations	(36,318)	(14)%	(12,414)	(5)%	193%
Total consolidated operating income	271,879	100%	216,480	100%	26%

     Transaction-based activities

     In U.S. dollars, revenues increased by 8% for the six months ended December 31, 2005, from the comparable period in 2004. Operating income increased by 38% for the six months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 14% for the six months ended December 31, 2005, from the comparable period in 2004. Operating income increased by 45% for the six months ended December 31, 2005, from the comparable period in 2004.

     These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, and higher volumes from our provincial contracts. We discuss these factors in more detail below.

     Continued adoption of our merchant acquiring system:

     Refer to discussion and Table 7 within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Higher volumes from our provincial contracts

     We have experienced growth in most of the provinces where we administer payments of social welfare grants. This growth has been mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants, and an increase in the number of disability grants approved by the various provincial governments. In total, the volume of payments processed during the six months ended December 31, 2005 increased 5.8% to 20,555,571 from the comparable period during 2004.

     The higher volumes under existing provincial contracts during the six months ended December 31, 2005, as well as average revenue per grant paid, are detailed below:

Table 14.
Six months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2005	2004	2005	2004
Province	2005	2004	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	8,752,494	8,211,391	3.05	3.00	19.95	18.66
Limpopo (B)	5,447,705	5,318,632	2.36	2.43	15.46	15.09
North West (C)	1,563,972	1,576,797	2.58	2.66	16.90	16.55
Northern Cape (D)	786,325	719,601	2.90	3.14	18.96	19.49
Eastern Cape (E)	4,005,075	3,596,290	1.85	1.99	12.13	12.38
Total	20,555,571	19,422,711

     (1) Average Revenue per Grant Paid excludes $0.84 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $0.89 (ZAR 5.50) related to the provision of smart card accounts.

     A - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to the re-registration fees for mainly disability grant recipients, who were removed off the government’s system during fiscal 2005 and subsequently re-instated during fiscal 2006.

     B - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo is due to the continued once-off registration fees charged for the ongoing enrollment of new beneficiaries and a price increase from December 2005. The fee charged for payment is significantly less than the fee charged for registration.

     C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is primarily due to an inflation price increase negotiated with the North West government during July 2005 and more registrations. This inflation price increase included an amount of $0.4 million (ZAR 2.6 million) which was granted retrospectively to July 2004 and paid in the first quarter of fiscal 2006. The effect of this retroactive payment is not reflected in the Average Revenue per Grant Paid in the table above.

     D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registration fees charged.

     E - in ZAR, the decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to fewer registration fees charged. The fee charged for payment is significantly less than the fee charged for registration.

     Through our merchant acquiring initiative, beneficiaries are now able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December. Accordingly, our December revenue from the distribution of welfare grants is lower than the revenue recognized during the other calendar months during the year.

     Our annual results are not expected to be affected as we anticipate twelve full payment cycles to be included in the fiscal 2006 results. We expect our third quarter transaction-based revenue to be higher than the second quarter as it should include revenues from loading fees for the entire January, February and March 2006 payment cycle and a small portion of the April 2006 payment cycle.

     Operating income margin for the six months ended December 31, 2005 increased to 50% from 39% for the six months ended December 31, 2004. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the North West and Limpopo provinces; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

     Smart card accounts

     In U.S. dollars, revenues increased by 1% for the six months ended December 31, 2005, from the comparable period in 2004. Operating income increased by 1% for the six months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by 6% for the six months ended December 31, 2005, from the comparable period in 2004. Operating income increased by 6% for the six months ended December 31, 2005, from the comparable period in 2004.

     Operating income margin from providing smart card accounts was constant at 45% for each of the six months ended December 31, 2005 and 2004.

     In ZAR, revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,497,664 smart card-based accounts were active at December 31, 2005, compared to 3,308,194 active accounts as of December 31, 2004. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

     Financial services

     In U.S. dollars, revenues decreased by 20% for the six months ended December 31, 2005, from the comparable period in 2004. Operating income decreased by 23% for the six months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues decreased by 16% for the six months ended December 31, 2005, from the comparable period in 2004. Operating income decreased by ZAR 19% for the six months ended December 31, 2005, from the comparable period in 2004.

     Revenues and operating income from UEPS-based lending decreased during the six months end December 31, 2005 compared with the six months ended December 31, 2004. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of the country. As a result the interest rate charged on our UEPS-based loans was lower during the six months ended December 31, 2005, compared with six months ended December 31, 2004. A further benefit of our UEPS-based lending is that cardholders have more disposable income to spend, including through our merchant acquiring base.

     The loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business. However, when compared to June 30, 2005, our UEPS-based lending portfolio has increased due to increased lending activities during the December festive holiday season in South Africa.

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

     The key indicators of these businesses are illustrated below:

Table 15.	December 31,			December 31,
	2005	2004		2005	2004
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable
– gross	8,318	13,898	(40)%	52,783	78,807	(33)%
Allowance for doubtful
finance loans
receivable	(3,672)	(9,524)	(61)%	(23,304)	(54,002)	(57)%
Finance loans
receivable – net	4,646	4,374	6%	29,479	24,805	19%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
provisions)	5,732	6,291	(9)%	36,377	35,675	2%

Total finance loans
receivable, net	10,378	10,665		65,856	60,480

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

     Operating income margin for the financial services segment decreased to 44% for the six months ended December 31, 2005 from 46% for the six months ended December 31, 2004, primarily due to a decrease in the UEPS-based lending interest rates. The decline in operating margin was partially offset by the decrease in salary costs in the UEPS-based lending operation.

     Hardware, software and related technology sales

     In U.S. dollars, revenues increased by $1.9 million for the six months ended December 31, 2005, from the comparable period in 2004. Operating income increased by $3.7 million for the six months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, revenues increased by ZAR 15.7 million for the six months ended December 31, 2005, from the comparable period in 2004. Operating income increased by ZAR 25.4 million for the six months ended December 31, 2005, from the comparable period in 2004.

     The increase in revenue for the six months ended December 31, 2005, was due primarily to revenues earned from the orders to supply Nedbank with smart cards, smart card readers and terminals and the sale of hardware, software and licenses to SmartSwitch Namibia. Total revenues from the Nedbank orders during the six months ended December 31, 2005, were approximately $5.6 million (approximately ZAR 36.5 million). Revenues from sales of hardware, software and licenses to SmartSwitch Namibia during the three months ended December 31, 2005, totaled approximately $2.7 million (ZAR 17.5 million) of which approximately $0.6 million (ZAR 3.5 million), after taxation, has been eliminated and included in the corporate/eliminations segment.

     We expect to make delivery the remaining POS terminals and pin pads relating to the September Nedbank order in the third quarter of fiscal 2006. In addition, we expect to have the remaining hardware related to the SmartSwitch Namibia agreement available for collection during the third quarter of fiscal 2006.

     During the six months ended December 31, 2004, we delivered hardware totaling approximately $8.0 million (approximately ZAR 49.4 million) to Nedbank. These deliveries related to the $10.5 million (approximately ZAR 67.0 million) order received from them in the first quarter of fiscal 2005.

     Corporate/ Eliminations

     In U.S. dollars, operating losses increased by $3.6 million, or 178%, for the six months ended December 31, 2005, from the comparable period in 2004.

     In ZAR, operating losses increased by ZAR 23.9 million, or 193%, for the six months ended December 31, 2005, from the comparable period in 2004.

     The increase in the operating loss for the Corporate/ Eliminations segment is mainly due to the non-recurring charges related to our public offering and Nasdaq listing of $1.5 million (ZAR 9.6 million) incurred in the three months ended September 30, 2005.

     In addition, operating loss for the six months ended December 31, 2005, includes consulting fees incurred of approximately $0.2 million (ZAR 1.0 million) paid to external consultants and our auditors related to our documentation, implementation and compliance with Sarbanes, increased and additional corporate and governance expenses (i.e. compliance with Sarbanes), executive performance bonuses of $0.7 million (ZAR 4.6 million), director’s fees of $0.1 million (ZAR 0.4 million), directors and officers insurance of $0.1 million (ZAR 0.4 million) and legal fees of $1.0 million (ZAR 6.7 million).

Liquidity and Capital Resources

     Our business has historically generated high levels of cash and we maintain large cash reserves, which as of December 31, 2005 was $183.9 million. Our cash balances as of December 31, 2005, were composed of ZAR-denominated balances of $142.9 million (ZAR 907.0 million), U.S. dollar-denominated balances of $41.0 million and euro-denominated balances of £0.01 million ($0.01 million), whereas the cash balances as of December 31, 2004, were composed of ZAR-denominated balances of approximately $93.0 million (ZAR 528.1 million), U.S. dollar-denominated balances of $12.2 million and euro-denominated balances of £0.01 million ($0.02 million). Typically the pay-cycle for the following month begins at the end of the current month which results in a pre-funded social welfare grants receivable. However, as of December 31, 2005 and 2004 there are no pre-funding amounts receivable as the January pay-cycle began in the first week of January as opposed to the last week of December.

     Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the United States and European money markets.

     We finance all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have no long-term indebtedness. We have aggregate overdraft facilities of $78.9 million (ZAR 500 million). From time to time, we borrow under these facilities on a short-term basis when our pre-funding requirements exceed the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

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

     We received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters of our public offering exercising their option to acquire 1,538,794 shares of our common stock and employees selling their stock pursuant to the offering.

     Cash flows from operating activities

     Three months ended December 31, 2005 and 2004

     Cash flows from operating activities for the three months ended December 31, 2005 increased to $33.0 million (ZAR 217.1 million) from $17.4 million (ZAR 105.5 million) for the three months ended December 31, 2004. The increase is largely due to increased business activities in our transaction-based activities and hardware, software and related technology sales segments. The payment of welfare grants through our merchant acquiring network increases our operating cash flows as the total costs to distribute grants through our merchant acquiring network are lower compared to paying grants at pay sites. In addition, during the three months ended December 31, 2004, we paid $4.1 million (ZAR 23.7 million) in non-recurring taxes related to the Aplitec transaction in June 2004. During the three months ended December 31, 2005, we paid provisional taxes of approximately $2.9 million (ZAR 18.4 million) related to the tax year ended June 30, 2005 and provisional taxes of approximately $6.1 million (ZAR 38.8 million) related to the tax year ended June 30, 2006. See the table below for a summary of all taxes paid.

     Taxes paid in South Africa during the three months ended December 31, 2005 and 2004 were as follows:

Table 16.	Three months ended December 31,
	2005	2004	2005	2004
	$	$	ZAR	ZAR
	’000	’000	’000	’000

First provisional payments	6,062	10,770	38,784	61,931
Second provisional payments	n/a	n/a	n/a	n/a
Third provisional payments	2,861	10,906	18,361	61,690
Secondary taxation on companies	n/a	n/a	n/a	n/a
Taxes arising from reorganization	n/a	4,127	n/a	23,731
Total tax paid	8,923	25,803	57,145	147,352

     Six months ended December 31, 2005 and 2004

     Cash flows from operating activities for the six months ended December 31, 2005 increased to $42.2 million (ZAR 276.2 million) from $17.7 million (ZAR 107.8 million) for the six months ended December 31, 2004. The increase is largely due to increased business activities in our transaction-based activities and hardware, software and related technology sales segments. The payment of welfare grants through our merchant acquiring network increases our operating cash flows as the total costs to distribute grants through our merchant acquiring network are lower compared to paying grants at pay sites. In addition, during the six months ended December 31, 2004, we paid $8.5 million (ZAR 51.7 million) in non-recurring taxes related to the Aplitec transaction in June 2004. During the six months ended December 31, 2005, we paid provisional taxes of approximately $11.5 million (ZAR 74.5 million) related to the tax year ended June 30, 2005 and provisional taxes of approximately $6.1 million (ZAR 38.8 million) related to the tax year ended June 30, 2006. In addition, we paid STC of approximately $0.5 million (ZAR 3.3 million) related to the closure and deregistration of dormant subsidiaries. See the table below for a summary of all taxes paid.

     Taxes paid in South Africa during the six months ended December 31, 2005 and 2004 were as follows:

Table 17.	Six months ended December 31,
	2005	2004	2005	2004
	$	$	ZAR	ZAR
	’000	’000	’000	’000

First provisional payments	6,062	10,770	38,784	61,931
Second provisional payments	8,656	1,885	56,124	11,566
Third provisional payments	2,861	10,871	18,361	61,690
Secondary taxation on companies	496	n/a	3,332	n/a
Taxes arising from reorganization	n/a	8,458	n/a	51,706
Total tax paid	18,075	31,984	116,601	186,893

     Cash flows from investing activities

     Three months ended December 31, 2005 and 2004

     Cash used in investing activities for the three months ended December 31, 2005 includes capital expenditure of $0.3 million (ZAR 2.3 million), of which $0.2 million (ZAR 1.5 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project and our Cell-C initiative.

     Investing activities during the three months ended December 31, 2004 consisted mainly of capital expenditure of $0.8 million (ZAR 4.9 million), of which $0.6 million (ZAR 3.8 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project.

     Six months ended December 31, 2005 and 2004

     Cash used in investing activities for the six months ended December 31, 2005 includes capital expenditure of $0.9 million (ZAR 5.9 million), of which $0.5 million (ZAR 3.5 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. In addition, during the first quarter of fiscal 2006 we invested $0.6 million (ZAR 3.9 million) in equity and lent $1.3 million (ZAR 7.8 million) to SmartSwitch Namibia, a UEPS based switching system established in Namibia.

     Investing activities during the six months ended December 31, 2004 consisted mainly of capital expenditure of $1.7 million (ZAR 10.6 million), of which $1.0 million (ZAR 6.2 million) relates to the purchase of an additional transaction processing computer at head-office and $0.6 million (ZAR 3.8 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project.

     Cash flows from financing activities

     Three months ended December 31, 2005 and 2004

     There were no significant cash flows from financing activities during the three months to December 31, 2005 and 2004.

     Six months ended December 31, 2005 and 2004

     We received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters exercising their option to acquire 1,538,794 shares of our common stock and employees selling their stock pursuant to the offering.

     There were no significant cash flows from financing activities during the six months to December 31, 2004.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

Three months ended December 31, 2005 and 2004

Capital expenditures for the three months ended December 31, 2005 and 2004 were as follows:

Table 18.	Three months ended December 31,
			2005	2004
	2005	2004	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	258	620	1,697	3,783
Smart card accounts	-	-	-	-
Financial services	88	159	579	959
Hardware, software and related technology sales	-	-	-	-
Corporate / Eliminations	-	-	-	-
Consolidated total	346	779	2,276	4,742

     As mentioned above, our capital expenditures for the three months ended December 31, 2005 related mainly to the acquisition of POS and pin-pad devices that we lease to participating retailers.

     Six months ended December 31, 2005 and 2004

     Capital expenditures for the six months ended December 31, 2005 and 2004 were as follows:

Table 19.	Six months ended December 31,
			2005	2004
	2005	2004	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	668	1,350	4,369	8,563
Smart card accounts	-	-	-	-
Financial services	220	372	1,449	2,318
Hardware, software and related technology sales	-	-	-	-
Corporate / Eliminations	-	-	-	-
Consolidated total	888	1,722	5,818	10,881

     As mentioned above, our capital expenditures for the six months ended December 31, 2005 related mainly to the acquisition of POS and pin-pad devices that we lease to participating retailers.

     All of our capital expenditures for the three and six months ended December 31, 2005 and 2004 were funded through internally generated funds. We had no outstanding capital commitments at December 31, 2005. We anticipate that capital spending for the third quarter of fiscal 2006, will relate primarily to the purchase of equipment required to service the increased number of beneficiaries in all provinces and the purchase of additional POS and pin-pad devices to be leased to participating retailers. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

.
Table 20.	Payments due by Period, as at December 31, 2005 (in $ ’000s)
	Due	Due	Due	Due	Due	More
	within	within	within	within	within	than
	1 year	2 years	3 years	4 years	5 years	5 years	Total
Contractual obligations.	-	-	-	-	-	-	-
Long term debt
obligations	-	-	-	-	-	-	-
Long-term payables	-	-	-	-	-	-	-
Capital lease
obligations	-	-	-	-	-	-	-
Operating lease
obligations	1,273	941	702	44	15	-	2,975
Purchase obligations	4,742	-	-	-	-	-	4,742

Equity-Accounted Investments

     Permit

     On April 1, 2004, Aplitec purchased a 43% interest in Permit Group 2 (Proprietary) Limited (“Permit”). Our balance sheet includes Permit as an equity-accounted investment. Permit owns 95% of the common stock of New Era Life Insurance Company (“New Era”), a provider of various insurance products to the South African market. In connection with this acquisition, Aplitec lent Permit approximately $0.8 million at the then current South African prime interest rate (10.50% at December 31, 2005) with no fixed repayment terms. Permit used the proceeds of this loan to purchase 43% of a 95% interest in New Era.

     For the three months ended December 31, 2005 and 2004, earnings from Permit totaled $0.1 million and $0.1 million (ZAR 0.9 million and ZAR 0.7 million), respectively. For the six months ended December 31, 2005 and 2004, earnings from Permit totaled $0.8 million and $0.3 million (ZAR 5.3 million and ZAR 2.1 million), respectively. Future earnings from this equity accounted investment are expected to be comparable with the prior period’s earnings.

     SmartSwitch Namibia

     In September 2005, we obtained a 50% interest in SmartSwitch Namibia through the subscription of 50% of the outstanding and issued common shares and loans outstanding of SmartSwitch Namibia. Our balance sheet includes SmartSwitch Namibia as an equity-accounted investment as we do not control nor do we have the majority of the variable interests in the entity. SmartSwitch Namibia will operate a UEPS smart card-based switching system in Namibia.

     As of December 31, 2005, SmartSwitch Namibia had not commenced operations and therefore we have not recognized any equity-accounted earnings from SmartSwitch Namibia. We are required to eliminate unrealized income from license fees, software and hardware sales made to SmartSwitch Namibia of $0.2 million (ZAR 1.2 million) for the three months ended December 31, 2005 and $0.6 million (ZAR 3.5 million) for the six months ended December 31, 2005.

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts in order to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of December 31, 2005 and 2004, the outstanding foreign exchange contracts are as follows:

As of December 31, 2005

Notional amount	Strike price	Maturity

EUR 334,130	ZAR 7.6234	February 28, 2006
EUR 3,352,400	ZAR 8.0529	November 30, 2006

As of December 31, 2004

Notional amount	Strike price	Maturity

EUR 1,858,040	ZAR 8.5225	January 7, 2005
EUR 81,000	ZAR 7.8347	January 13, 2005
EUR 242,890	ZAR 7.7271	January 14, 2005
EUR 278,400	ZAR 7.8816	February 16, 2005
USD 120,000	ZAR 6.0542	September 30, 2005

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank’s repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $16,747 per month, while interest earned per month on any surplus cash increases by $12,568 per $15.3 million (ZAR 100 million).

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

     Evaluation of disclosure controls and procedures

     Disclosure controls and procedures are those controls and procedures designed to ensure that material information is made known to the signing officers. The management, including the signing officers being the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the internal controls for the three months ended December 31, 2005 as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer conclude that the disclosure controls and procedures were effective as of December 31, 2005.

     Changes in internal control over financial reporting

     As previously disclosed in our quarterly report on Form 10-Q for the three months ended September 30, 2005, we have continued to apply corrective measures during the three months ended December 31, 2005 to address significant deficiencies identified during the Section 404 of Sarbanes Oxley Act of 2002 controls assessment as at June 30, 2005.

Part II. Other Information

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held on December 1, 2005 for the following purposes:

     1. Election of directors; and
     2. Ratification of appointment of independent registered public accounting firm.

     The following proposals were adopted by the votes indicated:

     Proposal 1: To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified:

	For	Withheld
Dr. Serge C.P. Belamant	52,284,910	235,967
Herman G. Kotze	52,518,042	2,835
Christopher S. Seabrooke	49,093,833	3,427,044
Anthony C. Ball	52,518,172	2,705
Chad L. Smart	52,518,172	2,705
Alasdair J. K. Pein	52,517,942	2,935
Paul Edwards	52,518,172	2,705
Florian P. Wendelstadt	52,518,072	2,805

     Proposal 2: To ratify the appointment of Deloitte & Touche (South Africa) as our independent registered public accounting firm for fiscal year 2006:

	For	Against	Abstained
Deloitte & Touche (South Africa)	52,262,013	254,612	4,252

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
10.24	Stock Option Agreement dated as of January 9, 2006, by and between Net 1 UEPS Technologies, Inc. and David A. Schwarzbach
10.25	Employment Agreement dated as of January 9, 2006, by and between Net 1 UEPS Technologies, Inc. and David A. Schwarzbach
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2006.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotze

Herman Gideon Kotze
Chief Financial Officer, Treasurer and Secretary, Director