Form 10-Q
period 2006-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2006-05-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days. YES [ x ] NO [           ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the
Exchange Act (check one):

[ ] Large accelerated filer	[ x ] Accelerated filer	[ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). YES [           ] NO [ x ]

As of March 31, 2006 (the latest practicable date), 48,009,788 shares of the registrant’s common stock, par value $0.001 per share, and 8,660,792 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2006	2005
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$193,897	$107,749
Pre-funded social welfare grants receivable	15,961	11,567
Accounts receivable, net of allowances of – March $160; June: $0	24,000	15,293
Finance loans receivable, net of allowances of – March: $3,652; June: $3,636	8,492	7,760
Deferred expenditure on smart cards	1,202	3,014
Inventory	2,930	1,927
Deferred income taxes	3,290	3,354
Total current assets	249,772	150,664

LONG TERM RECEIVABLE	1,108	969
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – March: $24,353; June: $20,624	4,969	6,216
EQUITY ACCOUNTED INVESTMENTS	4,397	1,325
GOODWILL	15,242	14,636
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
March: $6,840; June: $4,919	6,587	7,944

TOTAL ASSETS	282,075	181,754

LIABILITIES
CURRENT LIABILITIES
Accounts payable	32,327	20,315
Income taxes payable	9,925	14,038
Total current liabilities	42,252	34,353

DEFERRED INCOME TAXES	17,738	10,399

TOTAL LIABILITIES	59,990	44,752

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - March: 48,009,788; June: 28,548,269	48	29

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - March: 8,660,792; June: 26,733,521	9	27

B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - March:
63,816,383; June: 196,983,841	10	31

ADDITIONAL PAID-IN-CAPITAL	104,323	71,960

ACCUMULATED OTHER COMPREHENSIVE INCOME	16,367	7,314

RETAINED EARNINGS	101,328	57,641

TOTAL SHAREHOLDERS’ EQUITY	222,085	137,002

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$282,075	$181,754

               (A) – amounts derived from audited financial statements
               See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$54,584	$45,667	$147,900	$134,885

EXPENSE

Cost of goods sold, IT processing, servicing and support	14,469	12,428	39,196	41,207

General and administration (1)	13,620	11,436	36,232	33,804

Depreciation and amortization	1,428	1,668	4,331	4,897

Costs related to public offering and Nasdaq listing	25	-	1,529	-

OPERATING INCOME	25,042	20,135	66,612	54,977

INTEREST INCOME, net	1,535	294	3,781	1,497

INCOME BEFORE INCOME TAXES	26,577	20,429	70,393	56,474

INCOME TAX EXPENSE	10,074	8,619	27,062	22,534

NET INCOME FROM CONTINUING OPERATIONS
BEFORE EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS	16,503	11,810	43,331	33,940

EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS, net	73	147	356	480

NET INCOME	$16,576	$11,957	$43,687	$34,420

Net income per share
Basic earnings, in cents – common stock and linked
units	29.2	21.8	77.4	62.9
Diluted earnings, in cents – common stock and
linked units	28.8	21.4	76.2	61.8

The following weighted average number of shares was used to calculate:
Basic earnings – common stock and linked units	56,670,580	54,700,393	56,442,066	54,700,393
Diluted earnings – common stock and linked units	57,592,554	55,870,344	57,343,816	55,707,240

(1) General and administration expense includes a stock compensation charge of $124,199 for the three and nine months ended March 31, 2006.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Cash flows from operating activities
Cash received from customers	$25,724	$18,941	$135,763	$127,910
Cash paid to suppliers and employees	(11,905)	(21,365)	(63,889)	(81,864)
Cash generated by operations	13,819	(2,424)	71,874	46,046
Interest received	3,805	3,815	10,128	11,645
Finance costs paid	(2,377)	(3,517)	(6,456)	(10,131)
Income taxes paid	(6,234)	-	(24,309)	(31,984)
Net cash provided by (used in) operating
activities (refer to note 10)	9,013	(2,126)	51,237	15,576

Cash flows from investing activities
Capital expenditures	(315)	(1,260)	(1,203)	(2,982)
Proceeds from disposal of property, plant and equipment	16	8	100	29
Cash inflow from disposal of business	10	-	10	-
Acquisition of equity interest in and advance of loans to equity
accounted investment	(761)	-	(2,612)	-
Net cash used in investing activities	(1,050)	(1,252)	(3,705)	(2,953)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	-	-	32,219	-
Repayment of credit facilities	-	-	-	(19)
Net cash provided by (used in) financing activities	-	-	32,219	(19)

Effect of exchange rate changes on cash	2,032	(9,226)	6,397	(174)

Net increase in cash and cash equivalents	9,995	(12,604)	86,148	12,430

Cash and cash equivalents – beginning of period	183,902	105,316	107,749	80,282

Cash and cash equivalents – end of period	$193,897	$92,712	$193,897	$92,712

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2006 and 2005
(All amounts, other than share and per share amounts, stated in thousands of United States Dollars, unless otherwise stated)

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

          The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Quarterly Results on Form 10-Q and include all of the information and disclosures required by US GAAP for interim financial reporting. The results of operations for the three and nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

          Recent accounting pronouncements adopted

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

          In February 2006, the FASB issued a staff position FSP FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event (“FAS FSP FAS 123R-4”). This position amends FAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in FAS 123R until it becomes probable that the event will occur. The guidance in this position shall be applied upon initial adoption of FAS 123R. The adoption of FSP FAS No. 123R-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          Recent accounting pronouncements not yet adopted as of March 31, 2006

          In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a re-measurement (i.e. new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a pre-existing policy for automatic election. Once the fair value election has been made, the hybrid financial instrument may not be designated as a hedging instrument pursuant to FAS 133.

          FAS 155 also:

  clarifies which interest-only strips and principal only-strips are not subject to FAS 133;
  requires that interest in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation;
  clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
  amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FAS 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

          FAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, an entity may elect fair value measurement for existing financial instruments with embedded derivatives that had previously been bifurcated pursuant to FAS 133. Early adoption is permitted as of the beginning of an entity’s fiscal year, so long as the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of the statement by the Company is not expected to have an impact on its overall results of operations, financial position or cash flows.

          In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets (“FAS 156”). FAS 156 amends FAS 140 and will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          FAS 156 also:

  clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability;
  requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and
  permits an entity with a separately recognized servicing asset or servicing liability to choose either of the following methods for subsequent measurement:
a)	Amortization Method
b)	Fair Value Method

          FAS 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of the Company’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of the statement by the Company is not expected to have an impact on its overall results of operations, financial position or cash flows.

2.      Pre-funded social welfare grants receivable

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

          The June 30, 2005 amount was previously included in accounts receivable in the Company’s Annual Report on Form 10-K. Management believes that the nature of the pre-funded social welfare grants receivable is substantially different from other accounts receivable and has therefore disclosed the balances separately.

3.      Deferred expenditure on smart cards

          The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

4.      Equity accounted investments

          The Company has a 43.16% interest in the issued and outstanding ordinary share capital and loans of Permit Group 2 (Pty) Ltd (“Permit”) and a 50% interest in the issued and outstanding ordinary share capital and loans of SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia). The Company has sold hardware, software and licenses to SmartSwitch Namibia and defers recognition of 50% of the net income after tax related to these sales until SmartSwitch has used the purchased asset or has sold it to a third party. The deferral of the net income after tax is shown in the Elimination column in the table below.

          The functional currency of the Company’s equity accounted investments is not the U.S. dollar and thus the investments are restated at the period end U.S. dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income. The functional currency of Permit is the South African rand and the functional currency of SmartSwitch Namibia is the Namibian dollar.

4.      Equity accounted investments (continued)

          Summarized below is the Company’s interest in equity accounted investments as of March 31, 2006 and June 30, 2005:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total

Permit:
Balance as of July 1, 2004	-	784	35	129	948
Earnings from equity accounted
investment			443	93	536
Foreign currency adjustment(1)		(48)	(34)	(77)	(159)
Balance as of July 1, 2005	-	736	444	145	1,325
Earnings from equity accounted
investment			812	75	887
Foreign currency adjustment(1)		51	44	10	105
Balance as of March 31, 2006	-	787	1,300	230	2,317

SmartSwitch Namibia:
Share capital acquired/ loans
extended	634	1,978	-	-	2,612
Earnings (Loss) from equity
accounted investment	-	-	26	(557)	(531)
Foreign currency adjustment(2)	(9)	20	1	(13)	(1)
Balance as of March 31, 2006	625	1,998	27	(570)	2,080

Equity accounted investments	625	2,785	1,327	(340)	4,397

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar.
          (2) – the foreign currency adjustment represents the effects of the fluctuations between the Namibian dollar and the U.S. dollar, except for the foreign currency adjustment for loan balance which represents the effects of the fluctuations between the South African rand and the U.S. dollar.

          As the Company owns 50% of SmartSwitch Namibia, it is required to eliminate 50% of the net income generated from sales to SmartSwitch Namibia. The revenue generated and associated costs related to these sales are included in the line item captions above Net income from continuing operations before earnings from equity accounted investments in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2006. The elimination is included in the Earnings from equity accounted investments, net line in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2006. The Company will recognize this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia is utilized in its operations, or has been sold to third party customers, as the case may be.

5.      Goodwill and Intangible Assets

          Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the nine months ended March 31, 2006.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of July 1, 2005	$18,476	$(3,840)	$14,636
Foreign currency adjustment (1)	869	(263)	606
Balance as of March 31, 2006	$19,345	$(4,103)	$15,242

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the gross carrying value and accumulated amortization.

5.      Goodwill and Intangible Assets (continued)

          Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the year ended June 30, 2005.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of June 30, 2004	$19,302	$(4,090)	$15,212
Foreign currency adjustment (1)	(826)	250	(576)
Balance as of June 30, 2005	$18,476	$(3,840)	$14,636

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U. S. dollar on the gross carrying value and accumulated amortization.

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2006 and June 30, 2005:

	As of March 31, 2006			As of June 30, 2005
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
FTS patent	$6,125	$(3,523)	$2,602	$5,733	$(2,867)	$2,866
Contract rights	2,682	(2,086)	596	2,510	(1,325)	1,185
Customer contracts	114	(44)	70	114	(26)	88
Exclusive licences	4,506	(1,187)	3,319	4,506	(701)	3,805
Total finite-lived intangible
assets	$13,427	$(6,840)	$6,587	$12,863	$(4,919)	$7,944

          Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2006 was approximately $0.5 million and $1.6 million, respectively (three and nine months ended March 31, 2005: $0.6 million and $1.7 million, respectively). Future annual amortization expense is estimated at $2.1 million, however, this amount could differ from the actual amortization as a result of changes in useful lives and other relevant factors.

          As required by FAS No. 141, Business Combinations, goodwill has been allocated to the Company’s reportable segments as follows:

	As of March 31, 2006
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,853	$(1,136)	$2,717
Smart card accounts	-	-	-
Financial services	7,882	(2,211)	5,671
Hardware, software and related technology sales	7,610	(756)	6,854
Total	$19,345	$(4,103)	$15,242

	As of June 30, 2005
		Accumulated	Net carrying
	Cost	amortization	value

Transaction-based activities	$3,606	$(1,063)	$2,543
Smart card accounts	-	-	-
Financial services	7,376	(2,068)	5,308
Hardware, software and related technology sales	7,494	(709)	6,785
Total	$18,476	$(3,840)	$14,636

6.      Capital structure and creditor rights attached to the B Class Loans

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

          Voting rights – Holders of shares of special convertible preferred stock have the same voting rights as holders of common stock. Therefore, a linked unit-holder is able to vote on the same matters as a holder of common stock, including the selection of directors, corporate decisions submitted to shareholder vote, and decisions regarding distribution of earnings. In addition, the special convertible preferred stock does not provide any additional rights with respect to control of the Company not shared by holders of common stock.

          Dividend rights – Holders of common stock and linked units have similar rights to the distribution of the Company’s earnings.

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

6.      Capital structure and creditor rights attached to the B Class Loans (continued)

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

          So long as any shares of special convertible preferred stock are outstanding, (i) any dividends or distributions by the Company’s board of Non-South African Amounts must be paid pro rata to all holders of common stock and special convertible preferred stock and (ii) and dividends or distributions by the Company’s board of South African Amounts can be paid only to holders of common stock. The Company’s board has complete discretion to declare a dividend or distribution with respect to South African Amounts or Non-South African Amounts.

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

6.      Capital structure and creditor rights attached to the B Class Loans (continued)

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

          During the three and nine months ended March 31, 2006, 2,558,471 and 18,072,729 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 18,851,889 and 133,167,458 linked units during the three and nine months ended March 31, 2006. The net result of these conversions was that 18,851,889 and 133,167,458 B class preference shares and B class loans were ceded to Net1 during the three and nine months ended March 31, 2006, which converted 2,558,471 and 18,072,729 shares of special convertible preferred stock to 2,558,471 and 18,072,729 common stock in return for the ownership of the 18,851,889 and 133,167,458 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 18,072,729 and the number of outstanding shares of special convertible preferred stock has decreased by 18,072,729. In addition, as a consequence of the conversion, the Company now owns an additional 133,167,458 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.031 million to $0.010 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares and B class loans held by the Company is eliminated on consolidation.

          During the three and nine months ended March 31, 2005, 959,831 and 4,635,965 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 7,072,436 and 34,159,493 linked units during the three and nine months ended March 31, 2005. The net result of these conversions was that 7,072,436 and 34,159,493 B class preference shares and B class loans were ceded to Net1 during the three and nine months ended March 31, 2005, which converted 959,831 and 4,635,965 shares of special convertible preferred stock to 959,831 and 4,635,965 common stock in return for the ownership of the 7,072,436 and 34,159,493 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 4,635,965 and the number of outstanding shares of special convertible preferred stock has decreased by 4,635,965. In addition, as a consequence of the conversion, the Company now owns an additional 34,159,493 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.038 million to $0.033 million is due to the cession to the Company of the B class preference shares as a result of the trigger events. The value of the B class preference shares and B class loans held by the Company is eliminated on consolidation.

7.      Earnings per share

          The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 6, the linked units have the same rights and entitlements as those attached to common shares.

          As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended March 31, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.7 million) of common stock (48.0 million) and special convertible preferred stock (8.7 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period.

7.      Earnings per share (continued)

          The basic earnings per share for the nine months ended March 31, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.4 million) of common stock (47.8 million) and special convertible preferred stock (8.6 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

          The basic earnings per share for the three and nine months ended March 31, 2005, for the common stock and linked units are calculated in the same manner by dividing the net income by the combined number (54.7 million) of common stock (25.1 million) and special convertible preferred stock (29.6 million) in issue. The common stock and special convertible preferred stock used to calculated earnings per share has been adjusted for the one-for-six reverse stock split approved by the Company’s board of directors on June 2, 2005, which became effective June 13, 2005.

          The weighted average number of outstanding shares for the three and nine months ended March 31, 2006 and 2005, presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock have the same rights and entitlements as those attached to the common stock.

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2006 and 2005.

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	48,010	27,175	47,781	27,175
Weighted average effect of dilutive securities:
employee stock options	781	581	763	500
Weighted average number of outstanding shares of
common stock – diluted	48,791	27,756	48,544	27,675

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	8,661	27,525	8,661	27,525
Weighted average effect of dilutive securities:
employee stock options	141	589	139	507
Weighted average number of outstanding linked units –
diluted	8,802	28,114	8,800	28,032

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	56,671	54,700	56,442	54,700

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	57,593	55,870	57,344	55,707

8.      Comprehensive income

          The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under US GAAP, are excluded from net income. Total comprehensive income for the three and nine months ended March 31, 2006 and 2005 was:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$16,576	$11,957	$43,687	$34,420
Foreign currency translation adjustments	1,958	(11,297)	9,053	(1,328)
	$18,534	$660	$52,740	$33,092

9.      Share-based payments

          Stock options

               Options granted under 2004 Stock Incentive Plan

          In 2004, all stock options available for grant under the Company’s 2004 Stock Incentive Plan were granted to the Company’s directors, officers, other employees and other eligible participants as non-qualified stock options. 20% of these options became exercisable on the date of grant, and 20% of the remaining options become exercisable on first, second, third and fourth anniversaries of the date of grant. The options expire ten years from date of grant. Under the rules governing the stock options, those stock options held by persons other than directors and executive officers are automatically exercised on the date they first become exercisable, with payment upon exercise provided by a loan from the Company to the option holder. Such loans are on a recourse basis and bear interest at market rates. Stock options held by directors and executive officers are not automatically exercised when they first become exercisable and no loan is extended for the payment for the exercise price upon exercise. All shares acquired upon exercise, whether held by directors, executive officers or others, may only be sold eleven months after they become exercisable, except as otherwise permitted by the Company’s Remuneration Committee.

               Other stock options

          In January 2006, 200,000 nonqualified stock options were issued at an exercise price of $30.71 per option to a new employee of the Company. These options become exercisable ratably over a period of five years commencing January 9, 2007. The Company believes that it is reasonably likely that the employee will exercise the options on each exercise date. Any unexercised options granted to the employee expire on January 9, 2016. The options were valued using the Cox Ross Rubinstein binomial model using the following assumptions: a risk-free rate of return of 4.5%, a dividend yield of 0% and estimated expected volatilities ranging from 24% to 40% over the expected life of the options. The weighted average estimated expected volatility is 32% and was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was $1.6 million.

          The Company has recorded a stock compensation charge of $0.1 million for the three and nine months ended March 31, 2006 related to the 200,000 options. The expense is recorded in general and administration in the unaudited condensed consolidated statement of operations based on the employee’s respective functions.

          There was no stock compensation charge under APB 25 for the three and nine months ended March 31, 2005 related to options granted pursuant to the Company’s 2004 Stock Incentive Plan. There would have been no charge for the three and nine months ended March 31, 2005 had compensation expense for options granted under the 2004 Stock Incentive Plan been determined based on fair value at the grant dates consistent with the method required in accordance with FAS 123.

          The Company has recognized a deferred tax asset of $0.04 million related to its stock compensation charge under FAS 123R. However, the Company’s management has provided a valuation allowance of $0.04 million against this deferred tax asset because the Company can not be assured it is more likely than not it will, together with its accumulated losses, utilize the tax deduction related to the stock compensation charge in future periods.

          As of March 31, 2006, the total unrecognized compensation cost related to stock options is approximately $1.5 million. The total unrecognized compensation cost is expected to be recognized over 4.75 years. As of March 31, 2006, the interest due from employees related to stock options exercised was approximately $0.03 million.

9.      Share-based payments (continued)

          Activity under the Company’s 2004 Stock Incentive Plan and the options granted to the new employee in January 2006 for the three and nine months ended March 31, 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		average	Contractual	Aggregate
	Number of	exercise	Term	Intrinsic
	shares	price	(in years)	Value
Balance outstanding – July 1, 2005	1,088,762	$3.00	9.00
Exercised	(66,664)	3.00		$1,267
Balance outstanding – December 31, 2005	1,022,098	3.00	8.50	$26,421
Granted to new employee	200,000	30.71
Balance outstanding – March 31, 2006	1,222,098	$7.54	8.50	$25,859

Exercisable	150,004	$3.00	8.25	$3,795

          During the three and nine months ended March 31, 2006 and 2005, the following activity occurred under the Company’s 2004 Stock Incentive Plan:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$-	$-	$1,267	$-

          No stock awards became exercisable during the three and nine months ended March 31, 2006 and 2005.

          In August 2005, the Company received approximately $0.2 million from employees exercising stock options and approximately $0.6 million from employees repaying loans granted. Other than the award made in January 2006, the Company does not anticipate receiving any taxation benefits from the exercise of options by employees.

          The Company issues new shares to satisfy stock option exercises. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the 2004 Stock Incentive Plan.

          The Company has proposed a scheme of arrangement in order to acquire 100% of the issued and outstanding share capital of Prism Holdings Limited (“Prism”) for $0.19 (R1.16 using the U.S. dollar/ South African rand exchange rate as of March 31, 2006) per share. Conditions precedent to the completion of the transaction include approval of the scheme by The High Court of South Africa (Witwatersrand Local Division) and approval of the scheme by Prism shareholders. If the scheme is approved by the shareholders and all regulatory authorities and becomes operative, the Company will be required to grant 1,050,000 stock options to executives and other employees of Prism. The exercise price is expected to be $31.73 per share, which is the average of the high and low prices of the Company as quoted on The Nasdaq National Market on March 3, 2006, the date that the implementation agreement was signed. These options will vest ratably over a five year period. It is impossible to determine the expected fair value of these options as the grant date is currently not determinable.

10.      Reconciliation of net income to net cash provided by operating activities

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income	16,576	11,957	43,687	34,420
Adjustments to reconcile net income to net cash
provided by operating activities:	(7,563)	(14,083)	7,550	(18,844)
Depreciation and amortization	1,428	1,668	4,331	4,897
Corporate finance fee	-	-	-	95
Earnings from equity accounted investments	(73)	(147)	(356)	(480)
Fair value adjustment related to financial
liabilities	-	17	6	46
Fair value of FAS 133 derivative adjustments	(23)	(314)	30	(570)
Interest received from equity accounted
invest	(35)	(32)	(99)	(97)
Profit on disposal of property, plant and
equipment	2	(10)	11	5
Profit on disposal of business	(10)	-	(10)	-
Stock compensation charge	124	-	124	-
Changes in working capital	(8,976)	(15,265)	3,513	(22,740)

Net cash provided by operating activities	9,013	(2,126)	51,237	15,576

11.      Operating segments

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

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. This segment also includes fee income from the merchant retail application launched during the year ended June 30, 2005. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three and nine months ended March 31, 2006, there were three such customers, providing 14%, 24% and 44% and 11%, 19% and 37%, respectively, of total revenue (three and nine months ended March 31, 2005: three customers 12%, 21% and 35% and 12%, 20% and 36%, respectively, of total revenue).

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

          The Hardware, software-related and technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”). The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application launched during the year ended June 30, 2005.

          Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

11.      Operating segments (continued)

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with US GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues
Transaction-based activities	$31,767	$26,683	$86,840	$77,538
Smart card accounts	9,570	9,157	26,866	26,362
Financial services	4,200	5,322	12,456	15,642
Hardware, software and related technology sales	9,047	4,505	21,738	15,343
Total	54,584	45,667	147,900	134,885
Operating income
Transaction-based activities	16,428	11,622	44,077	31,629
Smart card accounts	4,351	4,163	12,212	11,983
Financial services	1,782	2,836	5,454	7,579
Hardware, software and related technology sales	5,449	1,533	13,390	5,803
Corporate/Eliminations	(2,968)	(19)	(8,521)	(2,017)
Total	25,042	20,135	66,612	54,977
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	4,019	3,809	10,356	11,505
Total	4,019	3,809	10,356	11,505
Interest expense
Transaction-based activities	2,476	3,450	6,414	9,689
Smart card accounts	-	-	-	-
Financial services	8	2	20	21
Hardware, software and related technology sales	-	63	141	298
Corporate/Eliminations	-	-	-	-
Total	2,484	3,515	6,575	10,008
Depreciation and amortization
Transaction-based activities	982	1,275	3,106	3,824
Smart card accounts	-	-	-	-
Financial services	123	103	347	377
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	323	290	878	696
Total	1,428	1,668	4,331	4,897
Income taxation expense
Transaction-based activities	4,037	2,430	10,897	6,559
Smart card accounts	1,261	1,249	3,540	3,595
Financial services	515	850	1,576	2,268
Hardware, software and related technology sales	1,571	511	3,832	1,720
Corporate/Eliminations	2,690	3,579	7,217	8,392
Total	$10,074	$8,619	$27,062	$22,534

11.      Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income after taxation
Transaction-based activities	$9,913	$5,742	$26,765	$15,379
Smart card accounts	3,090	2,913	8,672	8,386
Financial services	1,260	1,984	3,860	5,292
Hardware, software and related technology sales	3,878	956	9,416	3,780
Corporate/Eliminations	(1,565)	362	(5,026)	1,583
Total	16,576	11,957	43,687	34,420
Segment assets
Total	282,075	175,318	282,075	175,318
Expenditures for long-lived assets
Transaction-based activities	242	961	910	2,313
Smart card accounts	-	-	-	-
Financial services	73	299	293	669
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	-	-	-	-
Total	$315	$1,260	$1,203	$2,982

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

12.      Costs related to public offering and Nasdaq listing

          The Company completed a public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the three months ended March 31, 2006, December 31, 2005, September 30, 2005, and the year ended June 30, 2005:

		Three months	Three months
	Three months	ended	ended	Year ended	Total
	ended March	December 31,	September 30,	June 30,	costs
	31, 2006	2005	2005	2005	incurred
Legal fees	$25	-	$982	$1,567	$2,574
Printing	-	-	243	-	243
Accounting fees	-	-	25	179	204
Regulatory and filing fees	-	-	165	26	191
Other	-	$27	62	45	134
Total costs related to public
offering and Nasdaq listing	$25	$27	$1,477	$1,817	$3,346

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

13.      Income tax in interim periods

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

          In respect of the three and nine month periods ended March 31, 2006, the tax charge was calculated using the expected effective tax rate for the year (36.89%) and was adjusted for the effect of non-deductible costs which primarily relate to the public offering and Nasdaq listing, resulting in an effective tax rate for the three and nine months of 37.9% and 38.4%, respectively.

14.      Subsequent events

          On February 9, 2006, the Company announced that it had submitted to the board of directors of Prism a letter detailing its proposed offer to acquire from Prism shareholders all the issued and outstanding ordinary shares of Prism for approximately $0.16 per share (ZAR 1.02 per share) for a total cash consideration of approximately $101.1 million (ZAR 632 million), at the March 31, 2006 $/ZAR exchange rate.

          On March 3, 2006, the Company announced that it had submitted to the board of directors of Prism an offer to acquire from Prism shareholders all the issued and outstanding ordinary shares of Prism for approximately $0.19 per share (ZAR 1.16 per share) for a total cash consideration of approximately $115.2 million (ZAR 720 million) at the March 31, 2006 $/ZAR exchange rate. The offer of ZAR 1.16 was higher than the Company’s intended offer price of ZAR 1.02 as it decided to match a bid made by another bidder.

          On May 8, 2006, Prism’s shareholders approved the Company’s acquisition of Prism. Completion of the transaction is subject to approval by the South African Competition Authorities, which the Company expects to occur on June 29, 2006. Based on this timetable, the Company expects to close the transaction on July 18, 2006. At this time, the Company believes that it is likely that it will complete the acquisition, although there can be no assurance that the Company will complete the acquisition in this time frame or at all.

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

          In Namibia, we are a 50% shareholder in SmartSwitch Namibia (Pty) Ltd, or SmartSwitch Namibia, with the other 50% of the shares held by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. SmartSwitch Namibia provided NamPost with a UEPS banking platform and SmartSwitch Namibia has begun the process of issuing a UEPS smart card to approximately 300,000 of NamPost’s customers. The UEPS system will also be offered to employers, retailers, medical insurance companies and other government institutions.

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

Current Trends Affecting Our Business

Government decision making

          We currently derive a significant portion of our revenues from our contracts with various South African provincial governments. The South African national government passed legislation in 2004 for creation of the South African Social Security Agency, or SASSA. The primary purpose of SASSA is to consolidate at the central government level the administration of social welfare grants. SASSA commenced operations on April 1, 2006.

          We anticipate that SASSA will conduct a national tender for the distribution of welfare grants in which bidders will have the opportunity to bid for all of South Africa or on a province-by-province basis. We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that a national tender could lead to our losing one or more of our current contracts if SASSA decides to appoint a single (or other) contractor to provide social welfare grant distribution and we were not chosen. During this transition period, which we estimate to be in the region of 12 months, our existing provincial government contracts will continue to be governed by their respective terms.

          During the transition period to SASSA’s national administration, when a provincial government contract expires, whether at its originally scheduled expiration date or at the end of any applicable extension period, we must successfully re-tender in order to retain the contractual relationship. Usually, such a tender must be submitted as part of a competitive tender process. The fact that we previously held a particular contract does not necessarily mean that it will be awarded to us again. To date, we have successfully renewed every provincial government contract which we have been awarded. In addition, there have been occasions when a contract has not been formally renewed prior to its originally scheduled expiration date or expiration of the extension period, as is currently the case with the Eastern Cape, KwaZulu-Natal and North West contracts, but in each of these cases we and the provincial government have continued to operate under the terms of the expired contract until the execution of a new contract or conclusion of a formal extension notice.

         On April 6, 2006 we announced the signing of a new contract with the Limpopo provincial government for the distribution of social welfare grants until December 31, 2006. The new contract may be extended by the Limpopo government to coincide with the implementation of a national tender by SASSA.

Progress of our Merchant Acquiring Project

          During July 2004, we began a major drive to install POS devices in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants securely on goods and services, without the need to withdraw the full amount in cash, represents one of the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring and other transaction fees. Use of the POS devices also lowers our costs by reducing the amount of cash we need to deliver to social welfare grants in cash at our mobile paypoints. For a discussion of the most recent results of our merchant acquiring project see “Results of Operations - Continued adoption of our merchant acquiring system”.

          Through our merchant acquiring initiative, beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December. Our annual results are not expected to be affected as we anticipate twelve full payment cycles to be included in the fiscal 2006 results.

          In our previous filings we provided charts illustrating POS installation and utilitzation, expenditures and loads at merchant locations in South African Rand and the number of beneficiary grants loaded at merchant locations. These charts were prepared on a pay cycle basis. After consideration, we now believe it more meaningful to provide these charts using calendar month data and per pay cycle data to accommodate the timing differences associated with the actual activation of the payment file by provincial governments.

          The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle, during the 15 month period ended March 31, 2006:

          The following chart presents the number of POS devices installed and the average spend per POS device, per calendar month, during the 15 month period ended March 31, 2006:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices, per pay cycle, during the 15 month period ended March 31, 2006:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures), per calendar month, processed through our installed base of POS devices during the 15 month period ended March 31, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle, for the 15 month period ended March 31, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per calendar month, for the 15 month period ended March 31, 2006:

          Progress of wage payment implementation

          The implementation of our wage payment in South Africa requires us to be registered as a bank in South Africa, or to have access to an existing deposit taking license. We are currently pursuing all available avenues to either obtain our own license, or gain access to one. These approaches include:

  applying for a new banking license;
  purchasing an existing banking license; and
  entering into a joint venture arrangement with an existing banking institution to gain access to its banking license

          These alternatives all have different inherent risks and timing considerations. Accordingly, we cannot predict when or if we may be able to obtain or gain access to a license and commence the implementation of our wage payment system in South Africa. Over the past several months, we conducted extensive negotiations with one of the four largest banks in South Africa regarding the formation of a joint venture in order to enable us to use its banking license.

          Although we believe that many aspects of such a joint venture would be beneficial to both parties, we concluded that our long-term interests would not be best served by this arrangement because South African banking regulations would prefer that the joint venture be controlled by the bank. We continue to have discussions with other large banking groups; however, we believe that it is unlikely that we will reach a business arrangement that will provide sufficient economic advantages for us and that will not adversely impact our future growth or our strategic direction. We believe that the strength, flexibility and practicality of our technology allows us to market, distribute and manage financial products at a significantly lower cost than the cost currently incurred by these banks and therefore to compete directly with them. We are not prepared to either limit our markets or our technological solutions in order to convince a large retail bank to allow us to utilize its banking license.

          We also believe that the South African Reserve Bank is unlikely to grant any new banking licenses until the Basel 2 requirements have been implemented by all banks currently registered in South Africa. We believe that this compliance status will not be reached prior to the third or fourth quarter of fiscal 2007, and may be further delayed. We are therefore currently seeking to identify existing but smaller banks which share our vision, mission statement and long-term objectives and which do not perceive us as a threat to their existing business, target markets or technology platforms. We therefore, and if necessary, will seek to obtain an equity stake in one of these existing banks in order to gain access to a banking license and to the national payment system.

          Implementation of new UEPS systems

          The implementation of new UEPS systems, particularly in developing economies outside our current markets, is a vital component of our future growth. We are currently exploring a number of opportunities to implement UEPS systems and to participate as an investor in these projects. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation.

          SmartSwitch Namibia

          As part of our strategy to implement new UEPS systems in developing economies we entered into a shareholders agreement with NamPost, to create SmartSwitch Namibia, a Namibian company. Under this agreement, we, together with NamPost, have agreed to implement and operate a UEPS smart card-based switching system in Namibia. We and NamPost each own 50% of SmartSwitch Namibia, which will own the Namibian switch. The Service Level Agreement between SmartSwitch Namibia and NamPost was finalized and signed during the second quarter of fiscal 2006. Our marketing and information technology teams began implementation and testing of the switch in the second quarter of fiscal 2006 and operations in Namibia commenced in February 2006.

          The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the un-banked and under-banked citizens of Namibia. SmartSwitch Namibia is expected to initially issue approximately 300,000 UEPS smart cards to NamPost’s existing customer base. SmartSwitch Namibia officially started enrolling NamPost customers in February, 2006.

          Together with NamPost we have capitalized SmartSwitch Namibia with approximately $5.2 million (ZAR 34 million, at March 31, 2006, foreign exchange rates), in start-up capital and loans, contributed equally by both parties. The proceeds have been utilized by SmartSwitch Namibia for the acquisition of hardware and software from us and for general working capital purposes.

          As we own 50% of SmartSwitch Namibia, we are required under US GAAP to eliminate 50% of the net income generated from sales to SmartSwitch Namibia. In accordance with US GAAP, we will recognize this net income from these hardware and software sales during the period in which the hardware and software we have sold to SmartSwitch Namibia is utilized in its operations, or has been sold to third party customers, as the case may be.

          SmartSwitch Namibia officially commenced operations during February 2006, however, during the first quarter of fiscal 2006, licenses and software were made available for collection to SmartSwitch Namibia and we have recognized net income related to these licenses and software. During the second and third quarters of fiscal 2006, hardware was made available for collection, and in certain instances was collected by SmartSwitch Namibia. We recognized net income related to these second and third quarter sales during the third quarter as the hardware was used by SmartSwitch Namibia. We do not expect to sell any additional hardware to SmartSwitch Namibia during the fourth quarter of fiscal 2006.

          Phase 1 of the project involves the transfer of all of NamPost’s banking products to the smart card, offering affordability, security, simplicity and flexibility. Negotiations are currently underway with other financial institutions and companies that wish to participate as customers of SmartSwitch Namibia. We expect the suite of smart card applications to include banking, retail, money transfers, third party bill payments, wages and social security grants.

          SmartSwitch Botswana

          During the quarter ended March 31, 2006, we formed a joint venture company, SmartSwitch Botswana (Proprietary) Limited, or SmartSwitch Botswana, to launch and operate a national UEPS smart card-based switching and settlement system in Botswana. We own 50% of the company and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

          We believe that SmartSwitch Botswana will be the first system of its kind in Botswana and we expect that it will have a substantial impact on the financial industry in Botswana. Capricorn, as the first user of the UEPS technology in Botswana, has advised us that it believes that it can substantially increase its market share in the financial services industry and position its group as the front runner in serving the un-banked and under-banked citizens of Botswana. The initial smart card applications offered to Capricorn’s customer base will include banking and a suite of financial services and products such as micro-finance, short- and long-term insurance, health care, third party deductions, third party payments, money transfers, wage payments and retail.

          The initial investment made by each of us and Capricorn in respect of all UEPS-related hardware and software, customization, an initial license to the UEPS, POS terminals and the first year working capital requirements is expected to be approximately $2 million.

          Phase 1 of the project will focus on the migration of all Capricorn’s financial services products to the UEPS smart card, offering affordability, security, simplicity and flexibility.

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

          PfSCM is an organization formed by JSI Research and Training Institute, Inc., or JSI, and Management Sciences for Health, both U.S.-based non-profit organizations with extensive experience in public health and logistics management in developing countries. PfSCM’s project team includes 17 institutions from the private sector, non-profit, and faith-based communities.

          The Secure Technology Advancing Treatment, or STAT™, system, which we have developed with JSI over the course of the past two years, was included in PfSCM’s proposal for the SCMS as a viable solution for incorporation into individual country plans.

          The implementation of the SCMS is a complex process and we cannot yet provide an indication regarding overall timing or the exact form of our ultimate participation. We anticipate, however, that pricing for our service in the public health setting will be substantially less than what we receive today for the distribution of welfare grants in South Africa. In the near term, we continue to discuss with SCMS senior management a pilot deployment of our technology in one of the SCMS target countries to demonstrate the solution within the SCMS. The SCMS senior management team, however, is evaluating multiple technologies to collect patient level data, which could serve as alternatives to STAT.

          We continue to work with JSI in South Africa to implement our technology in more hospitals, clinics and pharmacies while issuing cards to more and more affected individuals. These implementations allow us to continue to enhance our system’s functionality which we believe will assist us in the longer term to resell it to other organizations that wish to control the distribution and management of goods and services. We are also of the view that our products continue to play a vital role in fighting the devastation which has resulted from the HIV/AIDS pandemic.

          Prism Acquisition

          On February 9, 2006, we announced that we had submitted to the board of directors of Prism Holdings Limited, or Prism, a South African public company whose shares are listed on the JSE Limited, a letter detailing our proposed offer to acquire from Prism shareholders all the issued and outstanding ordinary shares of Prism for approximately $0.16 per share (ZAR 1.02 per share) for a total cash consideration of approximately $101.1 million (ZAR 632 million), at the March 31, 2006 $/ZAR exchange rate.

          On March 3, 2006, we announced that we had submitted to the board of directors of Prism an offer to acquire from Prism shareholders all the issued and outstanding ordinary shares of Prism for approximately $0.19 per share (ZAR 1.16 per share) for a total cash consideration of approximately $115.2 million (ZAR 720 million) at the March 31, 2006 $/ZAR exchange rate. The offer of ZAR 1.16 was higher than our intended offer price of ZAR 1.02 as we decided to match a bid made by another bidder.

          On May 8, 2006, Prism’s shareholders approved our acquisition of Prism. Completion of the transaction is subject to approval by the South African Competition Authorities, which we expect to occur on June 29, 2006. Based on this timetable, we expect to close the transaction on July 18, 2006. At this time, we believe that it is likely that we will complete the acquisition, although there can be no assurance that we will complete the acquisition in this time frame or at all.

          We believe that Prism will provide us with a number of important strategic benefits including the following:

          Merchant Footprint in South Africa. Prism owns a 74.9% interest in EasyPay, the largest bank-independent financial switch in Southern Africa. Prism has reported that this switch processed 286 million transactions during its fiscal year ended June 30, 2005 on behalf of retailers, bill issuers and financial institutions. With the addition of EasyPay our overall footprint in South Africa will extend from the deep rural areas to the urban environment. We intend to upgrade the existing POS devices in the Prism merchant acquiring network to accommodate UEPS based smartcards. We believe this will significantly enhance our wage payment program once we launch that service.

          Technology. Prism currently has several important technologies that we believe will extend our ability to deliver solutions across the entire spectrum of transaction processing from our existing offline, smartcard based offerings to Visa and MasterCard transactions. We also believe that the Prism acquisition will enable us to enter entirely new areas. In particular, Prism licenses its intellectual property to makers of global system for mobile communications, or GSM, subscriber identity module, or SIM, computer chips. We believe that Prism’s global market share for these chips is approximately 5% and nearly 100% in the Philippines. In addition, Prism has a number of innovative payment technologies relating to cell phones including their virtual top-up, or VTU, product. This product enables individuals to purchase cell phone minutes and resell them from their cell phone to other subscribers without the need for additional authorization codes.

          International. Prism currently operates in Africa, Asia and Europe and has an office in Malaysia. We believe that Prism’s existing infrastructure will assist us in the expansion of our international operations.

          We are continuing to analyze the integration of Prism into our current operations. We believe that there are a number of potential synergies that can be derived from our acquisition of Prism. These synergies will, in our view, enable us to activate a more aggressive offensive and defensive strategy in South Africa. The offensive aspect of our strategy will focus on our wage payment system initiative which we believe will be greatly enhanced. The defensive aspect of our strategy will focus on continuing to play a critical role in the switching and settling of formal credit and debit card transactions on behalf of formal banks and large retail stores. We also are of the view that we will be positioned to capitalize on the convergence of technologies such as the cellular phone, the UEPS and banking whereby we will be able to provide services to all segments of the population regardless of their earning power or place of residence. In addition, we expect that these synergies may produce new income streams.

          Since we expect to close the Prism acquisition after our June 30, 2006 fiscal year end, Prism’s operations will not be reflected in our 2006 results. After the closing, we will prepare and file pro forma financial statements in accordance with SEC requirements. We currently anticipate that in early September 2006, when we expect to release our earnings for the year ended June 30, 2006, we will be in a position to provide guidance regarding the impact of the Prism acquisition on our projected results for fiscal 2007. The financial impact of the Prism acquisition on our actual results of operations for fiscal 2007 will depend on numerous factors, including the following:

  the extent to which we experience revenue growth from Prism’s operations;
  cost savings, if any, which we are able to achieve as a result of the combination of Prism’s operations with ours;
  the allocation of the difference between the purchase price and the fair value of Prism’s identifiable assets and liabilities to goodwill; and
  the impact of the 1.1 million stock options which may be awarded to executives and other employees of Prism.

Critical Accounting Policies

          Our unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques.

          Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2005.

  Deferred taxation;
  Accounts receivable and allowance for doubtful debts; and
  Research and development.

          Recent accounting pronouncements adopted

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

          Recent accounting pronouncements not yet adopted as of March 31, 2006

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2006, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1.	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2006	2005	2006	2005	2005
ZAR : $ average exchange rate	6.1688	6.0134	6.4178	6.1546	6.2219
Highest ZAR : $ rate during period	6.3801	6.3770	6.9388	6.7635	6.9473
Lowest ZAR : $ rate during period	5.9410	5.5720	5.9410	5.5350	5.5350
Rate at end of period	6.2557	6.3099	6.2557	6.3099	6.6840

          Translation exchange rates

          We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2006 and 2005, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2.	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2006	2005	2006	2005	2005
Income and expense items: $1 = ZAR.	6.1709	6.0116	6.4025	6.1433	6.2096

Balance sheet items: $1 = ZAR	6.2557	6.3099	6.2557	6.3099	6.6840

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

          Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

          The following factors had a significant influence on our results of operations during the three months ended March 31, 2006:

  weakening of the South African rand, or ZAR, which is our functional currency, against the U.S. dollar, which is our reporting currency;
  completion during the third quarter of fiscal 2005 of the Nedbank project to deliver POS devices;
  commencement during the third quarter of fiscal 2006 of a new Nedbank project to deliver POS devices and related hardware to Nedbank;
  completion during the third quarter of fiscal 2006 of our agreement to supply SmartSwitch Namibia with hardware;
  decrease in margins in our traditional mirco-lending operations; and
  continued adoption of our merchant acquiring project by cardholders.

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 3.	In United States Dollars
	(US GAAP)
	Three months ended March 31,
	2006	2005	$ %
	$ ’000	$ ’000	change
Revenue	54,584	45,667	20%
Cost of goods sold, IT processing, servicing and support.	14,469	12,428	16%
General and administration	13,620	11,436	19%
Depreciation and amortization	1,428	1,668	(14)%
Costs related to public offering and Nasdaq listing	25	-
Operating income	25,042	20,135	24%
Interest income, net	1,535	294	422%
Income before income taxes	26,577	20,429	30%
Income tax expense	10,074	8,619	17%
Net income before earnings from equity accounted
investments	16,503	11,810	40%
Earnings from equity accounted investments, net	73	147	(50)%
Net income	16,576	11,957	39%

Table 4.	In South African Rand
	(US GAAP)
	Three months ended March 31,
	2006	2005	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	336,834	274,530	23%
Cost of goods sold, IT processing, servicing and support.	89,287	74,712	20%
General and administration	84,048	68,748	22%
Depreciation and amortization	8,812	10,027	(12)%
Costs related to public offering and Nasdaq listing	154	-
Operating income	154,533	121,043	28%
Interest income, net	9,472	1,767	436%
Income before income taxes	164,005	122,810	34%
Income tax expense	62,166	51,813	20%
Net income before earnings from equity accounted
investments	101,839	70,997	43%
Earnings from equity accounted investments, net	450	883	(49)%
Net income	102,289	71,880	42%

          Analyzed in ZAR, the increase in revenue for the three months ended March 31, 2006, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and increased hardware, software and related technology sales activity.

          The increase in operating income margin to 46% for the three months ended March 31, 2006, from 44% for the three months ended March 31, 2005, was primarily due to improved efficiencies across most activities, the continued adoption of our merchant acquiring initiative, price increases in certain of the provinces where we administer and distribute social welfare grants and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province.

          General and administration expenses increased during the three months ended March 31, 2006 from the same period in the prior year due to additional corporate and governance requirements including compliance with the Sarbanes Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, expenditure of non-executive directors’ fees resulting from the election of independent directors to our board, increased legal fees, increased auditor fees, directors and officer’s insurance premiums, an increase in the number of head office staff, stock compensation charge, establishment of a presence in North America and effects of annual salary increases. Our continued compliance with Sarbanes and these requirements may require similar levels of internal and external time and expense in the future.

          Depreciation and amortization expense decreased during the three months ended March 31, 2006 from the same period in the prior year due to a reduction in smart card amortization expense as the majority of these cards have now been amortized in full.

          Interest Received and Finance Costs

          Interest received consists of interest received on our surplus cash, while finance costs consist of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $54.4 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The pre-funding requirements for the KwaZulu-Natal and Eastern Cape contracts have increased, however, our finance costs have decreased due to the adjustment in the South African prime interest rate from approximately 11.00% per annum for the three months ended March 31, 2005, to 10.5% per annum for the three months ended March 31, 2006, and improved centralized cash management. Thus, finance costs decreased to $2.5 million (ZAR 15.4 million) for the three months ended March 31, 2006, from $3.5 million (ZAR 21.0) million for the three months ended March 31, 2005.

          Interest on surplus cash for the three months ended March 31, 2006 increased to $4.0 million (ZAR 24.7 million) from $3.8 million (ZAR 22.8 million) for the comparable period due to the higher average cash balances , which was partially offset by the lower interest rate received during the three months ended March 31,2006.

               Taxation

          Total tax expense for the three months ended March 31, 2006 was $10.1 million (ZAR 62.2 million) compared with $8.6 million (ZAR 51.8 million) for the three months ended March 31, 2005. The increase was due to our increased profitability in our transaction-based activities and hardware, software and related technology sales segments. The decrease in our effective tax rate to 37.9% for the three months ended March 31, 2005 from 42.2% is largely due to professional and consulting fees incurred in the prior period that are not deductible for taxation purposes as well as a reduction in the distributed tax rate from 37.78% to 36.89% .

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 5.		In United States Dollars (US GAAP)
		Three months ended March 31,
		2006	% of		2005	% of	%
Operating Segment	$	’000	total	$	’000	total	change
Consolidated revenue:
Transaction-based activities		31,767	58%		26,683	58%	19%
Smart card accounts		9,570	18%		9,157	20%	5%
Financial services		4,200	8%		5,322	12%	(21)%
Hardware, software and related technology sales		9,047	16%		4,505	10%	101%
Total consolidated revenue		54,584	100%		45,667	100%	20%
Consolidated operating income (loss):
Transaction-based activities		16,428	66%		11,622	58%	41%
Smart card accounts		4,351	17%		4,163	21%	5%
Financial services		1,782	7%		2,836	14%	(37)%
Hardware, software and related technology sales		5,449	22%		1,533	8%	255%
Corporate/ Eliminations		(2,968)	(12)%		(19)	(1)%	15521%
Total consolidated operating income		25,042	100%		20,135	100%	24%

Table 6.	In South African Rand (US GAAP)
	Three months ended March 31,
	2006		2005
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	196,032	58%	160,406	58%	22%
Smart card accounts	59,056	18%	55,048	20%	7%
Financial services	25,918	8%	31,994	12%	(19)%
Hardware, software and related technology sales	55,828	16%	27,082	10%	106%
Total consolidated revenue	336,834	100%	274,530	100%	23%
Consolidated operating income (loss):
Transaction-based activities	101,376	66%	69,866	58%	45%
Smart card accounts	26,850	17%	25,026	21%	7%
Financial services	10,997	7%	17,049	14%	(35)%
Hardware, software and related technology sales	33,625	22%	9,216	8%	265%
Corporate/ Eliminations	(18,315)	(12)%	(114)	(1)%	15966%
Total consolidated operating income	154,533	100%	121,043	100%	28%

               Transaction-based activities

          In U.S. dollars, revenues increased by 19% for the three months ended March 31, 2006, from the comparable period in 2005. Operating income increased by 41% for the three months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues increased by 22% for the three months ended March 31, 2006, from the comparable period in 2005. Operating income increased by 45% for the three months ended March 31, 2006, from the comparable period in 2005.

          These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in all of the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, and higher volumes from our provincial contracts. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring effort and reflect the elimination of intercompany transactions.

               Continued adoption of our merchant acquiring system:

           During July 2004, we began a major drive to install POS devices in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants on goods and services, without the need to withdraw the full amount in cash, represents the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring transaction fees and reducing our costs to deliver social welfare grants in cash to these individuals at our mobile paypoints. The key statistics and indicators of our merchant acquiring initiative are summarized in the table below:

Table 7.	Mar.	Jun.	Sept.	Dec.	Mar.
	2005	2005	2005	2005	2006
		NC, EC,	NC, EC,	NC, EC,	NC, EC,
	NC, EC	KZN, L	KZN, L	KZN, L	KZN, L
Province included (1)	and KZN	and NW	and NW	and NW	and NW
Total POS devices installed	2,406	3,235	3,959	3,929	3,905
Number of participating UEPS retail locations	1,441	1,880	2,303	2,366	2,352
Value of transactions processed through POS devices during
the quarter (2) (in $ ’000)	45,529	87,643	118,585	118,396	187,841
Value of transactions processed through POS devices during
the completed pay cycles for the quarter (3) (in $ ’000)	44,433	85,408	112,950	127,765	171,022
Value of transactions processed through POS devices during
the quarter (2) (in ZAR ’000)	273,800	559,988	772,071	781,251	1,158,546
Value of transactions processed through POS devices during
the completed pay cycles for the quarter (3) (in ZAR ’000)	267,040	547,462	734,172	840,695	1,055,203
Number of grants paid through POS devices during the quarter
(2)	631,252	1,143,937	1,449,675	1,496,384	2,518,296
Number of grants paid through POS devices during the
completed pay cycles for the quarter (3)	639,929	1,308,807	1,703,262	1,855,192	2,288,883
Average number of grants processed per terminal during the
quarter (2)	344	406	403	379	643
Average number of grants processed per terminal during the
completed pay cycles for the quarter (3)	349	464	474	470	584

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2) Refers to events occurring during the quarter (i.e., based on three calendar months).
(3) Refers to events occurring during the completed pay cycle. As discussed above under “Progress of our Merchant Acquiring Project”, the grant payment file is typically activated during the week preceding the commencement of a calendar month.

          We have completed the installation of our POS terminals at the majority of those merchant locations we deem the most important to service the bulk of our cardholder base. The negative growth rate of POS terminals installed and the number of participating UEPS retail locations is primarily due to the improvement in the utilization of our existing terminal base. The productivity of the existing terminal base continues to improve, as is evident from the increase in the number of transactions processed per POS terminal installed. We believe that the existing terminal base still has spare capacity and that the upward trend in transactions per terminal will continue. Our ongoing POS deployment plan is now focused on secondary locations and retailers, where we will install fewer terminals over a longer period of time.

               Higher volumes from our provincial contracts:

          During the three months ended March 31, 2006, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended March 31, 2006 increased 7% to 10,731,094 from the comparable period during 2005.

          The higher volumes under existing provincial contracts during the three months ended March 31, 2006, as well as average revenue per grant paid, are detailed below:

Table 8.
Three months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2006	2005	2006	2005
Province	2006	2005	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	4,606,938	4,283,526	3.27	2.84	20.19	17.07
Limpopo (B)	2,832,121	2,693,793	2.50	2.59	15.42	15.57
North West (C)	801,524	789,504	2.79	2.72	17.23	16.34
Northern Cape (D)	401,712	361,818	3.05	3.23	18.84	19.43
Eastern Cape (E)	2,088,799	1,884,626	1.94	2.05	11.98	12.35
Total	10,731,094	10,013,267

          (1) Average Revenue per Grant Paid excludes $0.89 (ZAR 5.50) related to the provision of smart card accounts.

          (2) Average Revenue per Grant Paid excludes $0.91 (ZAR 5.50) related to the provision of smart card accounts.

          A - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to large back payments of grants to new beneficiaries as per the provincial government’s request. Our fee in this province is based on a percentage of the amount paid to beneficiaries.

          B - in ZAR, the decrease in the Average Revenue per Grant Paid in Limpopo is due to the slow-down in once-off bulk registration process. The decrease in revenue has been partially off-set by the annual inflation price adjustment in December 2005.

          C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is primarily due to an inflation price increase approved by the North West provincial government during July 2005. In addition, during March 2006 the North West provincial government agreed to an inflation price increase which is effective from July 2005. This retrospective inflation price increase is $0.3 million (ZAR 1.8 million) and is not reflected in the Average Revenue per Grant Paid in the table above.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registrations.

          E - in ZAR, the decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to fewer registrations.

          Through our merchant acquiring initiative, beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December. Our annual results are not expected to be affected as we anticipate twelve full payment cycles to be included in the fiscal 2006 results.

          Operating income margin for the three months ended March 31, 2006 increased to 52% from 44% for the three months ended March 31, 2005. This profit margin improvement was mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the North West and Limpopo provinces; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

               Smart card accounts

          In U.S. dollars, revenues increased by 5% for the three months ended March 31, 2006, from the comparable period in 2005. Operating income increased by 5% for the three months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues increased by 7% for the three months ended March 31, 2006, from the comparable period in 2005. Operating income increased by 7% for the three months ended March 31, 2006, from the comparable period in 2005.

          Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended March 31, 2006 and 2005.

          In ZAR, revenue from the provision of smart card accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,601,076 smart card-based accounts were active at March 31, 2006, compared to 3,321,368 active accounts as of March 31, 2005. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

               Financial services

         In U.S. dollars, revenues decreased by 21% for the three months ended March 31, 2006, from the comparable period in 2005. Operating income decreased by 37% for the three months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues decreased by 19% for the three months ended March 31, 2006, from the comparable period in 2005. Operating income decreased by 35% for the three months ended March 31, 2006, from the comparable period in 2005.

          Revenues and operating income from UEPS-based lending decreased during the third quarter of fiscal 2006 compared with the third quarter of fiscal 2005. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. As a result the interest rate charged on our UEPS based loans was lower during the three months ended March 31, 2006. A further benefit of our UEPS-based lending is that cardholders have more disposable income to spend, including through our merchant acquiring base.

          The loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business. However, when compared to June 30, 2005, our UEPS-based lending portfolio has increased due to increased lending activities during the March/April holiday season in South Africa.

          Our current UEPS-based lending portfolio comprises loans made to elderly pensioners in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no allowance is required. We consider UEPS-based lending less risky than traditional microfinance loans because the grants are distributed to these lenders by us and these loans are insured. We establish an allowance for doubtful traditional microlending loans in respect of which we consider it likely that all or a portion of the principal amount of the loan or interest thereon will not be repaid by the borrower. We consider default likely after a specified period of non-payment, which is generally not more than 150 days. We assess this allowance based on a review by management of the aging of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

          The key indicators of these businesses are illustrated below:

Table 9.	March 31,			March 31,
	2006	2005		2006	2005
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable
– gross	8,289	11,143	(26)%	51,853	70,313	(26)%
Allowance for doubtful
finance loans
receivable	(3,652)	(7,059)	(48)%	(22,846)	(44,541)	(49)%
Finance loans
receivable – net	4,637	4,084	14%	29,007	25,772	13%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
allowances)	3,855	4,746	(19)%	24,118	29,944	(19)%

Total finance loans
receivable, net	8,492	8,830		53,125	55,716

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

          Operating income margin for the financial services segment decreased to 42% for the three months ended March 31, 2006 from 53% for the three months ended March 31, 2005, primarily due to lower interest rates offered on our UEPS-based lending products and difficult operating conditions in our traditional micro-lending operations.

               Hardware, software and related technology sales

          In U.S. dollars, revenues increased by $4.5 million for the three months ended March 31, 2006, from the comparable period in 2005. Operating income increased by $3.9 million for the three months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues increased by ZAR 28.7 million for the three months ended March 31, 2006, from the comparable period in 2005. Operating income increased by ZAR 24.4 million for the three months ended March 31, 2006, from the comparable period in 2005.

          The increase in revenue for the three months ended March 31, 2006, was due primarily to revenues earned from the January order to supply Nedbank with POS devices and pin-pads and the sale of hardware and the provision of other services to SmartSwitch Namibia. We expected to deliver the hardware to Nedbank during the third and fourth quarter of fiscal 2006 and the second quarter of fiscal 2007. However, Nedbank requested that we deliver the hardware over our third and fourth quarter of fiscal 2006. Total revenues from the January Nedbank order during the three months ended March 31, 2006, were approximately $4.4 million (approximately ZAR 27.4 million). We expect to deliver the remaining hardware related to this January order in the fourth quarter of fiscal 2006. Revenues from sales of hardware and the provision of other services to SmartSwitch Namibia during the three months ended March 31, 2006, totaled approximately $1.2 million (ZAR 7.4 million) of which approximately $0.01 million (ZAR 0.07 million), after taxation, has been eliminated and included in the Corporate/Eliminations segment.

          During the three months ended March 31, 2005, we delivered hardware totaling approximately $2.7 million (approximately ZAR 16.5 million) to Nedbank. These deliveries related to the $10.5 million (approximately ZAR 67.0 million) order received from them in the first quarter of fiscal 2005.

          Historically, we have obtained these types of contracts to sell hardware from time to time. It is difficult to predict when and if we will obtain new contracts.

               Corporate/Eliminations

          In U.S. dollars, operating losses increased by $3.0 million for the three months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, operating losses increased by ZAR 18.2 million for the three months ended March 31, 2006, from the comparable period in 2005.

          The increase in the operating losses during the three months ended March 31, 2006, compared with the three months ended March 31, 2005, is due to additional corporate and governance requirements including compliance with the Sarbanes Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, expenditure of non-executive directors’ fees resulting from the election of independent directors to our board, increased legal fees, increased auditor fees, directors and officer’s insurance premiums, an increase in the number of head office staff, stock compensation charge, establishment of a presence in North America and effects of annual salary increases.

          Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005

          The following factors had a significant influence on our results of operations during the periods:

  weakening of the South African rand, or ZAR, which is our functional currency, against the U.S. dollar, which is our reporting currency;
  commencement during the first quarter of fiscal 2005 of the Nedbank project to deliver POS devices and the conclusion of the project during the third quarter of fiscal 2005;
  commencement during the first, second and third quarters of fiscal 2006 of projects to deliver POS devices and related hardware to Nedbank;
  our agreement to supply SmartSwitch Namibia with hardware and software;
  decrease in margins in our traditional mirco-lending operations;
  expenses related to our public offering and listing on the Nasdaq National Market; and
  continued adoption of our merchant acquiring project by cardholders.

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

Table 10.	In United States Dollars
	(US GAAP)
	Nine months ended March 31,
	2006	2005	$%
	$’000	$’000	change
Revenue	147,900	134,885	10%
Cost of goods sold, IT processing, servicing and support.	39,196	41,207	(5)%
General and administration	36,232	33,804	7%
Depreciation and amortization	4,331	4,897	(12)%
Costs related to public offering and Nasdaq listing	1,529	-
Operating income	66,612	54,977	21%
Interest income, net	3,781	1,497	153%
Income before income taxes	70,393	56,474	25%
Income tax expense	27,062	22,534	20%
Net income before earnings from equity accounted
investments	43,331	33,940	28%
Earnings from equity accounted investments, net	356	480	(26)%
Net income	43,687	34,420	27%

Table 11.	In South African Rand
	(US GAAP)
	Nine months ended March 31,
	2006	2005	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	946,922	828,635	14%
Cost of goods sold, IT processing, servicing and support.	250,950	253,145	(1)%
General and administration	231,973	207,667	12%
Depreciation and amortization	27,729	30,084	(8)%
Costs related to public offering and Nasdaq listing	9,789	-
Operating income	426,481	337,739	26%
Interest income, net	24,208	9,197	163%
Income before income taxes	450,689	346,936	30%
Income tax expense	173,263	138,433	25%
Net income before earnings from equity accounted
investments	277,426	208,503	33%
Earnings from equity accounted investments, net	2,279	2,949	(23)%
Net income	279,705	211,452	32%

          Analyzed in ZAR, the increase in revenue for the nine months ended March 31, 2006, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and increased hardware, software and related technology sales activity.

          The increase in operating income margin to 45% for the nine months ended March 31, 2006, from 41% for the nine months ended March 31, 2005, was primarily due to improved efficiencies across most activities, the continued adoption of our merchant acquiring initiative the sale of hardware and high-margin software to SmartSwitch Namibia and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province.

          General and administration expenses increased during the nine months ended March 31, 2006 from the same period in the prior year due to compliance with Sarbanes, expenditure of non-executive directors’ fees resulting from the election of independent directors to our board, increased legal fees, increased auditor fees, increased bonuses, directors and officer’s insurance premiums, establishment of a presence in North America, an increase in the number of head office staff and salary increases.

          Depreciation and amortization expense decreased during the nine months ended March 31, 2006 from the same period in the prior year due to a reduction in smart card amortization expense as the majority of these cards have now been amortized in full.

          We completed our public offering and Nasdaq listing in August 2005. In addition to the $1.8 million (ZAR 11.3 million) incurred during the fourth quarter of fiscal 2005, we incurred an additional $1.5 million (ZAR 9.8 million) in the first quarter of fiscal 2006 and $0.03 (ZAR 0.2 million) in the second quarter of fiscal 2006, related to legal fees, printing costs, registration and filing and accounting fees.

               Interest Received and Finance Costs

          Interest received consists of interest received on our surplus cash, while finance costs consist of interest paid on short-term borrowings. We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $54.4 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The pre-funding requirements for the KwaZulu-Natal and Eastern Cape contracts have increased, however our finance costs have decreased due to the adjustment in the South African prime interest rate from an average of approximately 11.1% per annum for the nine months ended March 31, 2005, to 10.5% per annum for the nine months ended March 31, 2006 and improved centralized cash management. Thus, finance costs decreased from $10.0 million (ZAR 61.4 million) for the nine months ended March 31, 2005, to $6.5 million (ZAR 41.4 million) for the nine months ended March 31, 2006.

          Analyzed in ZAR, interest on surplus cash for the nine months ended March 31, 2006, decreased to $10.4 million (ZAR 66.6 million) from $11.5 million (ZAR 70.6 million) for the comparable period during the prior year due to the lower interest rates during this period, which was partially offset by higher average cash balances during the nine months ended March 31, 2006.

               Taxation

          Total tax expense for the nine months ended March 31, 2006 was $27.1 million (ZAR 173.3 million) compared with $22.5 million (ZAR 138.4 million) during the same period in the prior year. The increase was due to our increased profitability in our transaction-based activities and hardware, software and related technology sales segments.

          In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As of June 30, 2005, the change in the rate had not been promulgated by parliament in South Africa and thus was not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. The rate was promulgated on July 19, 2005, which has resulted in a decrease in our distributed rate (i.e. the statutory rate plus the effects related to a charge for Secondary Tax on Companies, or STC, which is currently 12.5%) from 37.78% to 36.89% . The effect of this change is included in the nine months to March 31, 2006 tax expense and is approximately $0.2 million (ZAR 1.0 million).

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 12.	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2006	% of	2005	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	86,840	59%	77,538	57%	12%
Smart card accounts	26,866	18%	26,362	20%	2%
Financial services	12,456	8%	15,642	12%	(20)%
Hardware, software and related technology sales	21,738	15%	15,343	11%	42%
Total consolidated revenue	147,900	100%	134,885	100%	10%
Consolidated operating income (loss):
Transaction-based activities	44,077	66%	31,629	58%	39%
Smart card accounts	12,212	18%	11,983	22%	2%
Financial services	5,454	8%	7,579	14%	(28)%
Hardware, software and related technology sales	13,390	20%	5,803	11%	131%
Corporate/ Eliminations	(8,521)	(12)%	(2,017)	(5)%	322%
Total consolidated operating income	66,612	100%	54,977	100%	21%

Table 13.	In South African Rand (US GAAP)
	Nine months ended March 31,
	2006		2005
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	555,989	59%	476,337	57%	17%
Smart card accounts	172,008	18%	161,949	20%	6%
Financial services	79,749	8%	96,093	12%	(17)%
Hardware, software and related technology sales	139,176	15%	94,256	11%	48%
Total consolidated revenue	946,922	100%	828,635	100%	14%
Consolidated operating income (loss):
Transaction-based activities	282,201	66%	194,306	58%	45%
Smart card accounts	78,187	18%	73,615	22%	6%
Financial services	34,919	8%	46,560	14%	(25)%
Hardware, software and related technology sales	85,729	20%	35,649	11%	140%
Corporate/ Eliminations	(54,555)	(12)%	(12,391)	(5)%	340%
Total consolidated operating income	426,481	100%	337,739	100%	26%

               Transaction-based activities

          In U.S. dollars, revenues increased by 12% for the nine months ended March 31, 2006, from the comparable period in 2005. Operating income increased by 39% for the nine months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues increased by 17% for the nine months ended March 31, 2006, from the comparable period in 2004. Operating income increased by 45% for the nine months ended March 31, 2006, from the comparable period in 2005.

          These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, and higher volumes from our provincial contracts. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring effort and reflect the elimination of intercompany transactions.

               Continued adoption of our merchant acquiring system:

          Refer to discussion and Table 7 under “Results of Operations—Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.”

               Higher volumes from our provincial contracts

          We have experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the nine months ended March 31, 2006 increased 6.3% to 31,286,665 from the comparable period during 2005.

          The higher volumes under existing provincial contracts during the nine months ended March 31, 2006, as well as average revenue per grant paid, is detailed below:

Table 14.
Nine months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2006	2005	2006	2005
Province	2006	2005	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	13,359,432	12,494,917	3.12	2.94	20.04	18.11
Limpopo (B)	8,279,826	8,012,425	2.40	2.48	15.38	15.25
North West (C)	2,365,496	2,366,301	2.65	2.68	17.01	16.48
Northern Cape (D)	1,188,037	1,081,419	2.95	3.16	18.92	19.47
Eastern Cape (E)	6,093,874	5,480,916	1.88	2.01	12.08	12.37
Total	31,286,665	29,435,978

     (1) Average Revenue per Grant Paid excludes $0.86 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $0.90 (ZAR 5.50) related to the provision of smart card accounts.

          A - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to the increase in the number of beneficiaries and the increase in the per grant amount to beneficiaries announced in the 2005/2006 Budget Speech by the South African Minister of Finance. These per grant increases became effective on April 1, 2005. Our fee in this province is based on a percentage of the amount paid to beneficiaries.

          B - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo is due to the increase in the number of beneficiaries and the annual inflation price adjustment effective from December 2005.

          C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is primarily due to inflation price increases agreed by the North West provincial government during July 2005 and March 2006. These inflation price increases included an amount of $0.4 million (ZAR 2.6 million) which was granted retrospectively to July 2004 and paid in the first quarter of fiscal 2006 and $0.3 million (ZAR 1.8 million) which was granted retrospectively to July 2005. The effect of the retroactive payments is not reflected in the Average Revenue per Grant Paid in the table above.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registrations.

          E - in ZAR, the decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to fewer registrations.

          Through our merchant acquiring initiative, beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December.

          Our annual results are not expected to be affected as we anticipate twelve full payment cycles to be included in the fiscal 2006 results.

          Operating income margin for the nine months ended March 31, 2006 increased to 51% from 41% for the nine months ended March 31, 2005. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the North West and Limpopo provinces; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

               Smart card accounts

          In U.S. dollars, revenues increased by 2% for the nine months ended March 31, 2006, from the comparable period in 2005. Operating income increased by 2% for the nine months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues increased by 6% for the nine months ended March 31, 2006, from the comparable period in 2005. Operating income increased by 6% for the nine months ended March 31, 2006, from the comparable period in 2005.

          Operating income margin from providing smart card accounts was constant at 45% for each of the nine months ended March 31, 2006 and 2005.

          In ZAR, revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,601,076 smart card-based accounts were active at March 31, 2006, compared to 3,321,368 active accounts as of March 31, 2005. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

               Financial services

          In U.S. dollars, revenues decreased by 20% for the nine months ended March 31, 2006, from the comparable period in 2005. Operating income decreased by 28% for the nine months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues decreased by 17% for the nine months ended March 31, 2006, from the comparable period in 2005. Operating income decreased by ZAR 25% for the nine months ended March 31, 2006, from the comparable period in 2005.

          Revenues and operating income from UEPS-based lending decreased during the nine months ended March 31, 2006 compared with the nine months ended March 31, 2005. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of the country. As a result the interest rate charged on our UEPS-based loans was lower during the nine months ended March 31, 2006, compared with the nine months ended March 31, 2005. A further benefit of our UEPS-based lending is that cardholders have more disposable income to spend, including through our merchant acquiring base.

          The loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business. However, when compared to June 30, 2005, our UEPS-based lending portfolio has increased due to increased lending activities during the March/April holiday season in South Africa.

          Our current UEPS-based lending portfolio comprises loans made to elderly pensioners in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no allowance is required. We consider UEPS-based lending less risky than traditional microfinance loans because the grants are distributed to these lenders by us and these loans are insured. We establish an allowance for doubtful traditional microlending loans in respect of which we consider it likely that all or a portion of the principal amount of the loan or interest thereon will not be repaid by the borrower. We consider default likely after a specified period of non-payment, which is generally not more than 150 days. We assess this allowance based on a review by management of the aging of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

          The key indicators of these businesses are illustrated below:

Table 15.	March 31,			March 31,
	2006	2005		2006	2005
			$%	ZAR	ZAR	ZAR %
	$’000	$’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable
– gross	8,289	11,143	(26)%	51,853	70,313	(26)%
Allowance for doubtful
finance loans
receivable	(3,652)	(7,059)	(48)%	(22,846)	(44,541)	(49)%
Finance loans
receivable – net	4,637	4,084	14%	29,007	25,772	13%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
allowances)	3,855	4,746	(19)%	24,118	29,944	(19)%

Total finance loans
receivable, net	8,492	8,830		53,125	55,716

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

          Operating income margin for the financial services segment decreased to 44% for the nine months ended March 31, 2006 from 48% for the nine months ended March 31, 2005, primarily due to lower interest rates offered on our UEPS-based lending products and difficult operating conditions in our traditional micro-lending operations.

               Hardware, software and related technology sales

          In U.S. dollars, revenues increased by $6.4 million for the nine months ended March 31, 2006, from the comparable period in 2005. Operating income increased by $7.6 million for the nine months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, revenues increased by ZAR 44.9 million for the nine months ended March 31, 2006, from the comparable period in 2005. Operating income increased by ZAR 50.1 million for the nine months ended March 31, 2006, from the comparable period in 2005.

          The increase in revenue for the nine months ended March 31, 2006, was due primarily to revenues earned from the orders to supply Nedbank with smart cards, smart card readers and terminals and the sale of hardware, software and licenses to SmartSwitch Namibia. Total revenues from the Nedbank orders during the nine months ended March 31, 2006, were approximately $10.9 million (approximately ZAR 69.6 million). Revenues from sales of hardware, software and licenses to SmartSwitch Namibia during the nine months ended March 31, 2006, totaled approximately $3.9 million (ZAR 25.0 million) of which approximately $0.6 million (ZAR 3.6 million), after taxation, has been eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations segment.

          We expect to deliver the remaining POS terminals and pin pads relating to the January Nedbank order in the fourth quarter of fiscal 2006.

          During the nine months ended March 31, 2005, we delivered hardware totaling approximately $10.4 million (approximately ZAR 63.6 million) to Nedbank. These deliveries related to the $10.5 million (approximately ZAR 67.0 million) order received from them in the first quarter of fiscal 2005.

               Corporate/Eliminations

          In U.S. dollars, operating losses increased by $6.5 million for the nine months ended March 31, 2006, from the comparable period in 2005.

          In ZAR, operating losses increased by ZAR 42.2 million for the nine months ended March 31, 2006, from the comparable period in 2005.

          The increase in the operating loss for the Corporate/ Eliminations segment is mainly due to the non-recurring charges related to our public offering and Nasdaq listing of $1.5 million (ZAR 9.6 million) incurred in the nine months ended March 31, 2006.

          In addition, operating losses for the nine months ended March 31, 2006, includes expenditure related to compliance with Sarbanes, expenditure of non-executive director’s fees resulting from the election of independent directors to our board, increased legal fees, increased auditor fees, increased bonuses, directors and officer’s insurance premiums, establishment of a presence in North America, an increase in the number of head office staff and salary increases.

Liquidity and Capital Resources

          Our business has historically generated high levels of cash and we maintain large cash reserves, which as of March 31, 2006 was $193.9 million. Our cash balances as of March 31, 2006, were composed of ZAR-denominated balances of $153.7 million (ZAR 961.3 million), U.S. dollar-denominated balances of $40.2 million and euro-denominated balances of €0.02 million ($0.01 million), whereas the cash balances as of March 31, 2005, were composed of ZAR-denominated balances of approximately $80.5 million (ZAR 508.3 million), U.S. dollar-denominated balances of $12.1 million and euro-denominated balances of €0.02 million ($0.02 million).

          Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the United States and European money markets.

          We finance all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have no long-term indebtedness. We have aggregate credit facilities of $80.0 million (ZAR 500 million). From time to time, we borrow under these facilities on a short-term basis when our pre-funding requirements exceed the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

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

          As discussed above, we have offered cash of approximately $115.2 million (ZAR 720.0 million) for Prism’s issued and outstanding ordinary share capital and we believe that it is highly probable that we will complete the acquisition in July 2006. The payment of the purchase price to the Prism shareholders will significantly reduce the amount of our available cash and we expect that after completion of the acquisition, we will increase the extent and frequency to which we use our credit facilities. While we currently believe that these credit facilities will be sufficient to fund our combined operations after the acquisition for a period of at least 12 months after the acquisition, the reduction in our available cash may require us to seek additional sources of capital through an increase in availability under our credit facilities or issuance of debt securities. There can be no assurance that we will be able to secure such additional financing on acceptable terms.

          We received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters of our public offering exercising their option to acquire 1,538,794 shares of our common stock and employees selling their stock pursuant to the offering.

          Cash flows from operating activities

          Three months ended March 31, 2006 and 2005

          Cash flows from operating activities for the three months ended March 31, 2006 increased by $11.1 million to $9.0 million (ZAR 55.6 million) from the comparable period in fiscal 2005. The increase is largely due to increased business activities in our transaction-based activities and hardware, software and related technology sales segments and better working capital management. The payment of welfare grants through our merchant acquiring network increases our operating cash flows as the total costs to distribute grants through our merchant acquiring network are lower compared to paying grants at pay sites. During the three months ended March 31, 2006, we paid provisional taxes of approximately $5.9 million (ZAR 36.1 million) related to the tax year ended June 30, 2006. See the table below for a summary of all taxes paid.

          Taxes paid in South Africa during the three months ended March 31, 2006 and 2005 were as follows:

Table 16.	Three months ended March 31,
	2006	2005	2006	2005
	$	$	ZAR	ZAR
	’000	’000	’000	’000

First provisional payments	5,901	n/a	36,121	n/a
Taxation paid related to prior years	602	n/a	3,695	n/a
Taxation refunds received	(269)	n/a	(1,645)	n/a
Total tax paid	6,234	-	38,171	-

          Nine months ended March 31, 2006 and 2005

          Cash flows from operating activities for the nine months ended March 31, 2006 increased to $51.2 million (ZAR 327.7 million) from $15.6 million (ZAR 95.8 million) for the nine months ended March 31, 2005. The increase is largely due to increased business activities in our transaction-based activities and hardware, software and related technology sales segments and better working capital management. The payment of welfare grants through our merchant acquiring network increases our operating cash flows as the total costs to distribute grants through our merchant acquiring network are lower compared to paying grants at pay sites. In addition, during the nine months ended March 31, 2005, we paid $8.5 million (ZAR 51.7 million) in non-recurring taxes related to the Aplitec transaction in June 2004. During the nine months ended March 31, 2006, we paid provisional taxes of approximately $12.1 million (ZAR 78.2 million) related to the tax year ended June 30, 2005 and provisional taxes of approximately $12.0 million (ZAR 74.9 million) related to the tax year ended June 30, 2006. In addition, we paid STC of approximately $0.5 million (ZAR 3.3 million) related to the closure and deregistration of dormant subsidiaries. See the table below for a summary of all taxes paid.

          Taxes paid in South Africa during the nine months ended March 31, 2006 and 2005 were as follows:

Table 17.		Nine months ended March 31,
	2006	2005	2006	2005
	$	$	ZAR	ZAR
	’000	’000	’000	’000

First provisional payments	11,963	10,770	74,905	61,931
Second provisional payments	8,656	1,885	56,124	11,566
Third provisional payments	2,861	10,871	18,361	61,690
Taxation paid related to prior years	602	n/a	3,695	n/a
Taxation refunds received	(269)	n/a	(1,645)	n/a
Secondary taxation on companies	496	n/a	3,332	n/a
Taxes arising from reorganization	n/a	8,458	n/a	51,706
Total tax paid	24,309	31,984	154,772	186,893

          Cash flows from investing activities

          Three months ended March 31, 2006 and 2005

          Cash used in investing activities for the three months ended March 31, 2006 includes capital expenditure of $0.3 million (ZAR 1.9 million). Capital expenditures during the three months ended March 31, 2006 were not significant. During the three months ended March 31, 2006, we lent an additional $0.8 million (ZAR 4.8 million) to SmartSwitch Namibia.

          Investing activities during the three months ended March 31, 2005 consisted mainly of capital expenditure of $1.3 million (ZAR 7.6 million), of which $0.5 million (ZAR 2.9 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project.

          Nine months ended March 31, 2006 and 2005

          Cash used in investing activities for the nine months ended March 31, 2006 includes capital expenditure of $1.2 million (ZAR 7.7 million), of which $0.5 million (ZAR 3.5 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. In addition, during the first quarter of fiscal 2006 we invested $0.6 million (ZAR 3.9 million) in equity and lent $1.3 million (ZAR 7.8 million) to SmartSwitch Namibia, a UEPS based switching system established in Namibia. During the third quarter of fiscal 2006 we lent an additional $0.8 million (ZAR 4.8 million) to SmartSwitch Namibia.

          Investing activities during the nine months ended March 31, 2005 consisted mainly of capital expenditure of $3.0 million (ZAR 18.4 million), of which $0.4 million (ZAR 2.8 million) relates to the purchase of an additional transaction processing computer at head-office and $1.1 million (ZAR 5.7 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project.

          Cash flows from financing activities

          Three months ended March 31, 2006 and 2005

          There were no significant cash flows from financing activities during the three months ended March 31, 2006 and 2005.

          Nine months ended March 31, 2006 and 2005

          We received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters exercising their option to acquire 1,538,794 shares of our common stock and employees selling their stock pursuant to the offering.

          There were no significant cash flows from financing activities during the nine months ended March 31, 2005.

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

          Three months ended March 31, 2006 and 2005

          Capital expenditures for the three months ended March 31, 2006 and 2005 were as follows:

Table 18.	Three months ended March 31,
			2006	2005
	2006	2005	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	242	961	1,493	5,790
Smart card accounts	-	-	-	-
Financial services	73	299	451	1,800
Hardware, software and related technology sales	-	-	-	-
Corporate / Eliminations	-	-	-	-
Consolidated total	315	1,260	1,944	7,590

          Nine months ended March 31, 2006 and 2005

          Capital expenditures for the nine months ended March 31, 2006 and 2005 were as follows:

Table 19.		Nine months ended March 31,
			2006	2005
	2006	2005	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	910	2,313	5,826	14,352
Smart card accounts	-	-	-	-
Financial services	293	669	1,876	4,118
Hardware, software and related technology sales	-	-	-	-
Corporate / Eliminations	-	-	-	-
Consolidated total	1,203	2,982	7,702	18,470

          As mentioned above, our capital expenditures for the nine months ended March 31, 2006 related mainly to the acquisition of POS and pin-pad devices that we lease to participating retailers.

          All of our capital expenditures for the three and nine months ended March 31, 2006 and 2005 were funded through internally generated funds. We had no outstanding capital commitments at March 31, 2006. We anticipate that capital spending for the fourth quarter of fiscal 2006, will relate primarily to the purchase of equipment required to service the beneficiaries in all provinces. We expect to fund these expenditures through internally generated funds.

          Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 20.	Payments due by Period, as at March 31, 2006 (in $ ’000s)
	Due	Due	Due	Due	Due	More
	within	within	within	within	within	than
	1 year	2 years	3 years	4 years	5 years	5 years	Total
Operating lease
obligations	1,400	989	526	46	4	-	2,965
Purchase obligations	3,666	-	-	-	-	-	3,666
Total	5,066	989	526	46	4	-	6,631

          Equity-Accounted Investments

     Permit

          On April 1, 2004, Aplitec purchased a 43% interest in Permit Group 2 (Proprietary) Limited (“Permit”). Our balance sheet includes Permit as an equity-accounted investment. Permit owns 95% of the common stock of New Era Life Insurance Company (“New Era”), a provider of various insurance products to the South African market. In connection with this acquisition, Aplitec lent Permit approximately $0.8 million at the then current South African prime interest rate (10.50% at March 31, 2006) with no fixed repayment terms. Permit used the proceeds of this loan to purchase 43% of a 95% interest in New Era.

          For the three months ended March 31, 2006 and 2005, earnings from Permit totaled $0.05 million and $0.2 million (ZAR 0.3 million and ZAR 0.9 million), respectively. New Era incurred higher than expected claims during the three months ended March 31, 2006 which has resulted in lower than expected earnings. We expect this trend to continue into the fourth quarter of fiscal 2006.

         For the nine months ended March 31, 2006 and 2005, earnings from Permit totaled $0.9 million and $0.5 million (ZAR 5.6 million and ZAR 3.0 million), respectively. We expect earnings from Permit for the fourth quarter of fiscal 2006 to be lower than that generated during the three months ended June 30, 2005 as we expect New Era to incur higher claims during this quarter compared with the same period last year.

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

          SmartSwitch Namibia commenced operations in February 2006 and generated a profit during these first months of trading due to the once off sale and financing of smart cards to NamPost, its first customer. We do not expect SmartSwitch Namibia to generate additional smart card sales during the three months ended June 30, 2006. We are required to eliminate unrealized income from license fees, software and hardware sales made to SmartSwitch Namibia of $0.1 million (ZAR 0.7 million) for the three months ended March 31, 2006 and $0.6 million (ZAR 3.6 million) for the nine months ended March 31, 2006.

          Earnings from equity accounted investments, net includes earnings, after elimination of unrealized income, of $0.03 million (ZAR 0.21 million) for the three months ended March 31, 2006. Earnings from equity accounted investments, net includes a loss, after elimination of unrealized income, of $0.5 million (ZAR 3.2 million) for the nine months ended March 31, 2006. We do not expect SmartSwitch Namibia to generate earnings during the three months ended June 30, 2006 as it has only recently commenced operations

          Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We seek to reduce our exposure to currencies other than the South African rand through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, we use financial instruments to economically hedge our exposure to exchange rate and interest rate fluctuations arising from our operations. We are also exposed to credit risks.

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of March 31, 2006 and 2005, the outstanding foreign exchange contracts were as follows:

          As of March 31, 2006

Notional amount	Strike price	Maturity
EUR 1,838,394	ZAR 8.0529	November 30, 2006

          As of March 31, 2005

Notional amount	Strike price	Maturity
USD 98,000	ZAR 6.0542	September 30, 2005

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in the South African Reserve Bank’s repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $17,232 per month, while interest earned per month on any surplus cash increases by $12,838 per $16.0 million (ZAR 100 million).

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

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer conclude that our disclosure controls and procedures were effective as of March 31, 2006.

          Changes in internal control over financial reporting

          There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          We have continued to apply corrective measures during the three months ended March 31, 2006 to address significant deficiencies identified during our Sarbanes 404 internal controls assessment as at June 30, 2005.

Item 6. Exhibits

          The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
2.1

Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited, as amended (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K/A (SEC File No. 000-31203), filed on April 7, 2006.

10.26	Service level agreement dated March 31, 2006, between the Limpopo Provincial Government in its Departmentof Health and Social Development and Cash Paymaster Services (Northern) (Pty) Ltd
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotze

Herman Gideon Kotze
Chief Financial Officer, Treasurer and Secretary, Director