Form 10-K
period 2006-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2006-08-29
CIK 1041514

UNITED STATES
SECURITIES OF EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number:000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	98-0171860
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

President Place, 4thFloor, Cnr. Jan Smuts Avenue and Bolton Road
Rosebank, Johannesburg, South Africa
(Address of principal executive offices)

Registrant’s telephone number, including area code: 011-27-11-343-2000

Securities registered pursuant to section 12(b) of the Act:
Common stock, par value $0.001 per share

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes [X] No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for
the past 90 days. Yes [X] No [   ]

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

[X] Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of
December 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter)
was $744,765,145. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of July 31, 2006, 49,952,186 shares of the registrant’s common stock, par value $0.001 per share, and
6,959,792 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2007 fiscal year, which runs from July 1, 2006 to June 30, 2007.

ITEM 1. BUSINESS

Overview

          We provide our universal electronic payment system, or UEPS, as an alternative payment system for the unbanked and under-banked populations of developing economies. We believe that we are the first company worldwide to implement a system that can enable the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. To accomplish this, we have developed and deployed the UEPS. This system uses secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can enter into transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and offline, is available. In addition to payments and purchases, our system can be used for banking, health care management, international money transfers, voting and identification.

          We generate our revenues by charging transaction fees to government agencies, employers, merchants and other financial service providers, by providing financial services such as loans and insurance products and by selling hardware, software and related technology. Our technology is widely used in South Africa today, where we have over 3.6 million clients in five provinces who receive social welfare grants using our smart cards and increasingly use their smart cards at participating merchants to receive and spend their grants. As part of our strategy to expand into new geographical markets, during fiscal 2006, we announced the formation of joint ventures in Namibia, Botswana and Nigeria to operate UEPS smart card-based switching systems in those countries. As these UEPS systems become operational, we expect to generate revenues from sales of equipment, software and related technology to the joint ventures and from our share of the revenues earned by the ventures from operation of the switching systems.

          On July 3, 2006, we acquired Prism Holdings Limited, or Prism, a South African public company, which focuses on the development and provision of secure transaction technology, solutions and services. Prism’s core competencies around secure online transaction processing, cryptography and integrated circuit card (chip/smart card) technologies are principally applied to electronic commerce transactions in the telecommunications, banking, retail, petroleum and utilities market sectors. These technologies form the cornerstones of the “trusted transactions” environment and provide us with the building blocks for developing secure end-to-end payment solutions. We believe that Prism will help us expand our merchant footprint in South Africa, extend our ability to deliver solutions across the entire spectrum of transaction processing and assist us in expanding our international operations. Since we completed the Prism acquisition after the close of our 2006 fiscal year, Prism’s operations are not reflected in our financial statements as of and for the year ended June 30, 2006.

          We are headquartered in Johannesburg, South Africa. Net 1 UEPS Technologies, Inc. was incorporated in 1997 as a Florida corporation and is the successor to operations originally begun in 1989. Under “--Corporate History” below, we describe the historical development of our business, including the June 2004 acquisition of Net 1 Applied Technologies Holdings Limited, or Aplitec, which was a South African public company. All references to “Net1,”, “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

          According to the United States Census Bureau, the world’s population currently exceeds 6.5 billion people. Yet of this total, it has been reported that over four billion people earn less than the purchasing parity equivalent of two dollars per day. In general, these people either have no bank account or very limited access to banking services. This situation arises when banking fees are too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide banking services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals generally receive wages, welfare benefits, money transfers or loans in the form of cash and conduct commercial transactions, including buying food and clothing, in cash.

          The use of cash, however, presents significant problems. In the case of recipients, they generally have no secure way of protecting their cash other than by converting it immediately into goods, carrying it with them or hiding it. In cases where an individual has access to a bank account, the typical deposit, withdrawal and account fees meaningfully reduce the money available to meet basic needs. For government agencies and employers, using cash to pay welfare benefits or wages results in significant expense due to the logistics of obtaining that cash, moving it to distribution points and protecting it from theft.

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

          We believe that our solution delivers benefits to each of the users of our system, including:

          Individuals. There is no minimum income requirement for individuals to use our smart card, making our solution universally accessible. It is also inexpensive since the overall cost of the system is much less than widely available solutions, including cash, bank accounts and bank cards that require online access. Our solution additionally has the advantage of working everywhere, including remote areas where many unbanked and under-banked people live. Even more importantly, our solution is secure and smart cards are replaceable. This means that individuals do not have to fear that their money will be stolen or that they will be charged for fraudulent transactions as all transactions are verified biometrically through fingerprints. Since the smart card performs all of the required computing processing and contains all of the different service features, the smart card can be tailored to meet the needs of the individual. Card holders can also receive interest on their card balances, a benefit not available to them when transacting solely in cash. We believe our solution has the potential to enhance significantly the living standards of the unbanked and under-banked by reducing transaction costs and providing them with new and additional financial products and services.

          Merchants and Financial Service Providers. Merchants derive several different benefits from our system. Our system decreases the amount of cash they must hold, improving security and reducing expenses, such as cash deposit fees and cash losses. By providing financial services through our POS devices, merchants also benefit from new income streams at no additional incremental cost. In addition, our system provides a record of transactions that is useful for administrative purposes. For formal financial service providers, the use of smart cards provides opportunities to directly sell products and services to a market that was previously difficult to reach. For instance, insurance companies can offer their products with the premium deducted directly from the individual’s smart card. In the case of lending, administrative costs are decreased along with the expense of holding cash. Again, the collection of payments can occur directly from the smart card, reducing credit risk and helping to establish credit history.

          Employers. Our system enables employers to eliminate cash from the wage payment process. This reduces expenses by avoiding cash handling and management, the need to insure, secure and transport that cash and the bank transaction fees associated with obtaining cash in the first place. The process of paying employees using cash is also time consuming, taking up to half a day per pay period in some instances. The use of our system eliminates this process and thereby increases productivity. In addition, because cash payments are distributed in packets to employees, disputes can arise as to the amount of cash in the packet. Our system also eliminates this problem since the amount reflected on the card holders’ accounts are recorded on the back-end system and then distributed on the smart cards. Finally, employers frequently provide additional services to their employees out of necessity, particularly loans. Our system enables other service providers to deliver these products.

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

Our Business Strengths

          We believe our business strengths include:

          Technology Leadership. We believe we are the first company to develop, implement and operate an affordable, flexible and secure electronic payment system for the unbanked and under-banked that works offline. Of equal importance, our smart cards are secured through biometric fingerprint authentication and have a broad range of additional functionality through the use of “wallets” that can be turned on as needed or as services become available. We can deliver these services to the unbanked population at a fraction of the cost of traditional systems. Our ability to implement an HIV/AIDS system on the same smart card as financial services demonstrates the flexibility of our approach. In addition, we have validated the security of our smart cards along with our overall system, forming the foundation for a trusted solution. Independent third parties have reviewed and published our security protocols and we have refined our system in a way to provide system integrity over the life of the smart cards. From our inception in 1989 to date, we have not suffered any security breaches or losses of transactions or funds on our system. Our recent acquisition of Prism gives us access to Prism’s well-established core cryptography, software, hardware, embedded chip, wireless and payment expertise.

          Proven Solution. Our system is proven and has been increasingly used. Today over 3.6 million clients in South Africa receive monthly welfare or pension payments through our system under contracts with five provinces. Historically, welfare and pension recipients would only download cash from smart cards, but since we began our merchant acquiring initiative in July 2004, these recipients increasingly choose to use their smart cards at merchant locations, which generates additional revenue for us. During the year ended June 30, 2005, the number of our clients that opted to receive their grants through our retail infrastructure grew to approximately 474,000 clients and for the year ended June 30, 2006, the retail infrastructure was utilized by approximately 849,000 clients. For the years ended June 30, 2006 and 2005, the total value of transactions processed through our UEPS merchant network was approximately $614 million and $133 million, respectively. As of June 30, 2006, we had 4,038 POS devices installed at 2,381 participating retail merchants compared to June 30, 2005, when we had 3,235 POS devices installed at 1,880 participating retail merchants

          Versatile Application. Once an individual begins using our smart card, we become a logical provider of a broad range of additional products and services. For instance, a card holder using our system for the administration of medical treatment can also use the same smart card for receiving welfare payments or wages as well as making purchases. Because use of each smart card is secured biometrically, the smart card can also be used for identification and voting. The additional uses mean that once we have enrolled and delivered a smart card to an individual, our revenue potential increases significantly beyond the initial service for which that individual has signed up.

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

Our Strategy

          We intend to provide the leading system for the world’s estimated four billion unbanked and under-banked people to engage in electronic transactions globally. To achieve this goal, we intend to pursue the following strategies:

          Disciplined Approach to New Markets. We carefully evaluate new opportunities in order to deploy our business development resources effectively. We believe there are significant opportunities for our system in the developing countries of Africa, Central and South America and the Asia-Pacific Rim, where the unbanked and under-banked comprise a majority of the population. Where we believe it makes sense, we will use partnerships or make acquisitions to accelerate our entry into new markets. During our 2006 fiscal year, we established, together with local investors, companies to create and implement UEPS systems in three African countries, Namibia, Botswana and Nigeria.

          Unlock Target Markets with a Key Product. The first step in establishing our system within a new province or country is to establish a broad base of smart card users around a single application. One of our preferred routes is to secure contracts to implement payment systems for government programs having large numbers of potential card holders. We believe another effective route will be the delivery of medical management applications, such as for HIV/AIDS. However, we are not dependent on government agencies to establish an initial base. Employers are widely examining our system to address their wage payment challenges and we are currently pursuing opportunities to deliver this solution. Similarly, banking institutions implement the UEPS banking application and distribute smart cards to their clients to replace ageing legacy systems, including paper or book- based systems.

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

Our Technology

          We developed our technology to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked people. Our proprietary technology is designed to provide the secure delivery of these products and services in the most under-developed or rural environments, even in those that have little or no communications infrastructure. Unlike a traditional credit or debit card where the operation of the account occurs on a centralized computer, each of our smart cards effectively operates as an individual bank account for all types of transactions. All transactions that take place through our system occur between two smart cards at the point of service, or POS, as all of the relevant information necessary to perform and record transactions reside on the smart cards.

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

COMPLETE SYSTEMS
Combination of products meeting a client’s particular requirements.

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

          The UEPS we sell to clients is a platform with the potential to provide all of the products we develop which, when grouped together, form complete systems serving the specific needs of various business segments. Depending on the requirements of a particular customer, we assist the customer in the setup of its application which is tailored to provide only the products and services initially required, although the UEPS can later be updated to provide additional products. We outsource the manufacturing of the hardware components of our system, including smart cards, POS devices, automated teller machines, or ATMs, PCs and back-end mainframes. However, we have developed all of our application software modules so that they will run on different hardware platforms which allows us to be hardware-independent and to provide our customers with the latest and most economical hardware solutions.

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

          Biometric Identification. The magnetic stripe credit and debit card systems available today use a written signature or a personal identification number, or PIN, in an effort to verify the customer’s identity minimize the repudiation of transactions. However, PINs can be compromised, magnetic stripes can be cloned and if a card is stolen together with its PIN number, the card can be used to transact until it is reported stolen or its offline limits are reached. The PIN and card can also be used to gain access to back-end account information to defraud further the genuine card holder. Therefore, positive offline card holder verification is critical to ensure that a payment system does not effect fraudulent transactions. At the same time, the system must ensure that the genuine card holder’s transactions are not rejected.

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

          Automatic Debit. Currently, payees experience various administrative problems and other challenges in collecting payments due to them through the formal banking system for insurance premiums, micro-loan payments and governmental statutory deductions for items such as unemployment insurance. In addition, collectors suffer payment losses as a result of insufficient funds, closed accounts, or charge back transactions, and may incur significant personnel costs for employees to attempt to collect from non-payors. Payees may find that their accounts are incorrectly debited, unauthorized debits are made or they pay high fees for debit orders which are not processed.

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

Product	Year of Market Introduction	Features	Types of Fees	Target Markets
S2S Pension and Welfare	• 2000-2004	• Ten-Digit Signature Codes – Offline and Online Loading • Automatic Credit • Multiple Audit Trail • Mutual Authentication • Transparent and Automatic Recovery • Biometric Identification	• Loading Fee per Beneficiary • Sales of Smart cards • Registration and Enrollment	• Government • Social Welfare Grant Beneficiaries
S2S Wage Payment	• 2005
• Ten-Digit Signature Codes
   – Offline and Online
   Loading
• Multiple Wallets
• Restricted Wallets
• Multiple Audit Trails
• Mutual Authentication
• Transparent and
   Automatic Recovery
• Biometric Identification
• Interest Calculations

• Wage Loading Fee per
   Employee per Month
• Equipment Sales per
   Payroll Clerk plus POS
   Terminals for the Payment
   of Wages in the Field or
   Factory
• Sales of Smart cards
• Mass Registration and
   Enrollment per Employee
   if Performed by us
• Monthly Smart Card
   Account Fee per Employee
			per Month	• Employers • Employees
S2S Cash Advance	• 2006
• Ten-Digit Signature Codes
   – Offline and Online
   Loading
• Multiple Wallets
• Restricted Wallets
• Multiple Audit Trails
• Mutual Authentication
• Transparent and
   Automatic Recovery
• Biometric Identification
• Automatic credit scoring
• Automatic debit and credit
		• Interest Calculations	• Interest earned if we assume the credit risk • Loading fee per cash advance • Debit order fee • Sales of Smart cards • Mass Registration and Enrollment per Employee if Performed by us •	• Employers • Employees
S2S Loans to Card	• 2006
• Ten-Digit Signature Codes
   – Offline and Online
   Loading
• Multiple Wallets
• Restricted Wallets
• Multiple Audit Trails
• Mutual Authentication
• Transparent and
   Automatic Recovery
• Biometric Identification
• Automatic credit scoring
• Automatic debit and credit
• Interest Calculations
• Electronic card audit trail
   of all active loans
• Enforcement of minimum
		disposable income rules	• Interest earned if we assume the credit risk • Loading fee per cash advance • Debit order fee • Sales of Smart cards • Mass Registration and Enrollment per Employee if Performed by us •	• Financial institutions • Employees

Product	Year of Market Introduction	Features	Types of Fees	Target Markets
S2S Medical Management, Patient Monitoring and Distribution	• 2005	• Multiple Wallets • Restricted Wallets • Multiple Audit Trails • Mutual Authentication • Transparent and Automatic Recovery • Biometric Identification
• Technology Processing
   Fee per Smart Card per
   Month (Volume Based)
• UEPS Software Fee
   (Volume Based)
• Database Capturing
   Module per Patient
• Patient License Fee per
   Hospital/Clinic/Health
   Care Facility
• Equipment Sales for
   Hospital/Clinic and Health
   Care Facility
			• Sales of Smart cards	• Non-Governmental Organizations • Government Paid Contractors • Governments
S2S Retail and Wholesale	• 2004
• Ten-Digit Signature Codes
   – Offline and Online
   Loading
• Automatic Credit
• Multiple Wallets
• Restricted Wallets
• Multiple Audit Trails
• Mutual Authentication
• Transparent and
   Automatic Recovery
• Biometric Identification
• Interest Calculations
• Settlement – Offline and
Online
• Merchant Transaction Fee
• Cash Withdrawal Fee from
   UEPS Card Holders
   Excluding Social Grant
   Recipients
• Hardware Equipment
   Sales or Rentals
• Smart Card Sales
• Installation & Training Fee
• Reports and Banking Fees
• Monthly Card Account
   Fee per Retailer per Month

• Retailers • Wholesale Retailers • UEPS Client Card Holders
S2S Insurance System	• 2004	• Multiple Audit Trails • Mutual Authentication • Transparent and Automatic Recovery • Biometric Identification • Settlement – Offline and Online	• Insurance Merchant Transaction Fee • Debit Order Collection Fee • Hardware Equipment Sales or Rentals • Smart card Sales • Installation and Training Fee • Reports and Banking Fees	• Insurance Underwriter/Broker (External Insurance Merchants)

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

          The smart card provides the holder with access to all of the UEPS functionality, which includes the ability to have the smart card funded with wage, pension or welfare payments, make retail purchases, enjoy the convenience of pre-paid facilities and qualify for a range of affordable financial services, including insurance and short-term loans. The smart card also offers the card holder the ability to make debit order payments to a variety of third parties, including utility companies, schools and retail merchants, with which the holder maintains an account. The card holder can also use the smart card as a savings account. Depending on a country’s specific requirements, holders load their smart card using one of two methods – ten-digit signature code creation or automatic credit. We describe both of these methods under “Our Technology – UEPS Smart Card Functionality – Offline Loading” and “– Automatic Credit.”

          When the ten-digit signature code method is used, the government agency submits to us a simple payroll file containing the beneficiary’s identity number and the value of the grant. We then process this file and, using the identification number of each beneficiary, create a ten-digit signature code. The ten-digit signature code can only be loaded on to the smart card for which it was created. These ten-digit signature codes can be distributed to the memory of POS devices or other compatible devices, including fixed or mobile ATM dispensers or remote personal computers, by accessing a communication network such as satellite, X.25, TCP/IP or GPRS-GSM. Thereafter, the beneficiary can load the smart card offline. If a GPRS – GSM communication network is available, the beneficiary can load the smart card online.

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

          Benefits. S2S Wage Payment provides numerous benefits to employers and to employees. For employers, the system helps to increase productivity in the work environment and reduce administration and labor costs associated with the management, transportation, delivery and general handling of cash. Electronic payment requires less time than manual distribution of cash pay packets, thereby reducing the amount of employee downtime. Employers in rural and semi-rural areas no longer need to incur the inconvenience and expense of transporting their employees to urban areas to enable them to receive their wages from ATM’s nor to have to advance funds whenever these ATM’s run out of cash. In addition, the system is configurable for each employer so that the database can be split up into departmental or company sub-databases, if required.

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

          S2S Cash Advance

          The S2S Cash Advance product will provide an issuer with the facility to offer small monthly cash advances to UEPS cardholders at UEPS POS terminals installed at participating merchants, bank branches and the offices of micro-financiers.

          The product allows the cardholder to receive a cash advance, calculated offline by the client's card, taking into account the monthly salary or wage income previously received by the card as well as any current deductions in respect of short or medium term loans. For example, when the next wage is paid on the card, the full amount of the previously granted cash advance plus associated finance charges will be automatically deducted and remitted to the financier. The card holder will then be in a position to qualify for a new cash advance as and when required.

          How it works. When a client presents his/her client card in the top slot of the POS device and the client selects the “Cash Advance” function on the POS device, the POS device will interrogate the client card for a previous Cash Advance that has not been repaid via debit order instructions. If a Cash Advance exists, this transaction will be denied. The POS device will prompt the client to select one of the Cash Advance options. The POS screen will display the Cash Advance option as well as the Cash Advance amount calculated. Once a Cash Advance has been granted and the client has been successfully biometrically verified, the client card will credit itself with the amount of the Cash Advance.

          Benefits. S2S Cash Advance has many benefits for card holders, merchants and financiers. For card holders, the system provides a cost effective and flexible method to apply for a Cash Advance at any registered merchant, bank branch or micro-financier that participates in the system. The system gives a card holder convenient access to credit as the credit check is performed by the client card itself in order to grant the Cash Advance, at an affordable low interest rate charged. Merchants benefit through the creation of a new revenue stream as they will be paid a fee for each Cash Advance loaded. Finally, the system benefits financiers as it provides a cost effective way of granting affordable Cash Advances without the cost of labor, stationary, infrastructure and administration.

          S2S Loans to a Card

          The S2S Loans to a Card was designed for financiers to be able to participate in our SmartSwitch systems and utilize the UEPS technology to minimize the cash amount being paid out to their clients in respect of loans. Loans which are being made to cardholders can be loaded electronically on to their smart cards instead of dispensing cash.

          How it works. In order to participate in the system, the financiers will have to be registered onto the SmartSwitch system. A legal contract is completed between SmartSwitch and the Financier/ Merchant stating the specific hardware equipment requirements. Arrangements are made between SmartSwitch and the Financier/ Merchant for installation, implementation and training of the product.

          In order to perform offline loads to a client card, the first step will be to request the amount of electronic funds required for the day’s/week’s transfers to cards. The amount required plus a fee levied by SmartSwitch must be paid into a nominated bank account of SmartSwitch as stipulated in the merchant contract. If the fee is not included, the SmartSwitch system will automatically deduct the fee from the total funds requested. The merchant / financier will advise SmartSwitch as soon as funds have been transferred into the nominated bank account in the contract. The value will be credited to the financier / merchant’s instant bank account, or IBA, held on the back-end system and linked to the Merchant/Agent Card Reference Number. Using the POS device, the merchant will select the option to perform a funds load transaction for the value required. The POS will go online to the system host, access the funds available in the merchant IBA and load the merchant’s agent transfer card accordingly. When a loan is granted, the client card is inserted into the top reader of the POS device and the amount of the loan is transferred electronically from the merchant/agent card to the client card. A slip is printed verifying the amount of the loan loaded. The client can then perform a limited cash withdrawal if required and utilize the balance at merchant stores for spending and/or cash withdrawals. A sales transaction for the monthly repayment of the loan can be performed immediately, limiting the risks and costs involved in finding the client for repayment purposes or a third party deduction file will be forwarded to SmartSwitch. At the end of each business day, merchants will be required to settle their merchant agent cards to the SmartSwitch system host for reporting purposes.

          Benefits. The benefits of S2S Loans to a Card are multiple. The system reduces cash held at a lending branch as there is no need to dispense cash to the client in respect of a loan. The loan value is electronically loaded to the smart card. The risks associated with fraud and theft is minimized as there is no need to hold large amounts of cash on the premises. Instead of collecting cash, the monthly loan repayment can be performed electronically by performing a sales transaction using the same POS device or third party deduction. The result is a reduction in overall operating costs as security and insurance costs are reduced. The system also prevents the granting of fraudulent loans as biometric fingerprint verification is required from both the cardholder and the agent merchant card managing the loan. Finally, the merchant has easy access to a full audit trail of all electronic loans loaded from the merchant card to the cardholder’s card and detailed management reports are made available to the merchant on a daily and monthly basis.

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

          When a broker sells a policy to a client, the first check performed by the smart card is to ascertain if the client has already signed up for a similar product, which may be accomplished offline. If not, the client accepts the new policy by presenting his fingerprint for verification by the smart card. The broker also presents his fingerprint to prove that he sold the policy and thereby allow him to receive his sales commission. The system then writes the policy number and details, including the amount of the premium, to the card holder’s smart card. This reduces the risk of future disputes regarding the policy. When an insured individual dies, the beneficiary presents the identity document, the insured’s smart card and death certificate, and the original policy document. This information is checked against the information stored on the smart card by simply inserting the deceased’s smart card into a POS device and printing the data associated with burial policy information. If valid, the claim is paid out to the beneficiary immediately.

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

Prism Products

          Prism has traditionally been a product-focused business. Our recent acquisition of Prism gives us access to the Prism product base, which we intend to integrate into our UEPS product and service offerings. The current main Prism products are:

          Chip and wireless

          Prism is a supplier of chip cards into the South African and other international markets. Prism works with mobile network operators, card manufacturers and semiconductor manufacturers to provide card technology, solutions and software that enable mobile telephony, mobile transactions and value-added services to take place in a trusted, secure and convenient manner. Prism’s chip products and technology include operating system and application development, card manufacture and production, from concept and design through, printing, packaging and distribution. At the core of Prism’s chip business is the strategy of licensing chip software to a wide spectrum of other industry participants.

          Prism’s Voucherless Top-Up, or VTU, solution facilitates mobile phone-based prepaid airtime vending. The VTU technology enables prepaid cell phone users to purchase additional airtime simply, securely and conveniently. The vendor uses its Global Systems for Mobile Communications, or GSM, handset to purchase bulk airtime from a mobile network operator. Airtime value, as opposed to a virtual voucher, is then ‘transferred’ directly from the vendor’s cellular handset to that of the customer. When the vendor runs out of airtime value, it is a simple task to purchase more to resell to customers.

          Easypay

          Prism owns 74.9% of EasyPay (Proprietary) Limited, or EasyPay, which operates the largest bank-independent financial switch in Southern Africa. EasyPay focuses on the provision of high-volume, secure and convenient payment, prepayment and value-added services to the South African market. EasyPay’s infrastructure connects into all major South African banks and switches both debit and credit card electronic funds transfer, or EFT, transactions for some of South Africa’s leading retailers and petroleum companies. It is a South African Reserve Bank, or SARB, approved third-party payment processor.

          In addition to its core business of transaction processing and switching, EasyPay provides a complete end-to-end reconciliation and settlement service to its customers. This service includes dynamic reconciliation as well as easy-to-use report and screen-query tools for down-to-store-level, management and control purposes.

          The EasyPay suite of services includes:

  EFT - EasyPay switches credit, debit and fleet card transactions for leading South African retailers and petroleum companies;
  EasyPay Bill Payment - As part of its value-added services offering, EasyPay has developed and operates a consumer bill payment service introduced at retail point-of sale over 10 years ago. Known and marketed as “EasyPay”, the service is integrated into a large number of national retailers, mobile channels and is available over the internet at www.easypay.co.za. EasyPay processes monthly account payment transactions for approximately 200 different bill issuers including major local Authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies;
  EasyPay Prepaid Electricity - This service enables local utility companies such as Eskom Holdings Limited, or Eskom, and a growing number of local authorities on a national basis to sell prepaid electricity to their customers;
  Prepaid Airtime - EasyPay vends airtime at retail POS for all the South African network operators;
  Electronic Gift Voucher - EasyPay supports the electronic generation, issuance and redemption of paper or card-based gift vouchers;
  EasyPay Licenses - EasyPay enables the issuance of new South African Broadcasting television licenses and the capturing of existing license details within retail environments via a web-based user interface;
  Third Party Switching and Processing Support – EasyPay switches transactions from retail POS systems to the relevant back-end systems; and
  Hosting Services - EasyPay’s infrastructure supports the hosting of payment servers and applications on behalf of third parties, including financial institutions.

          EasyPay provides 24x7x365 monitoring and support services, reconciliation, automated clearing bureau, or ACB, settlement, reporting, full disaster recovery and redundancy services.

          Payment Solutions

          Prism’s secure integrated POS payment products and systems include:

  FlexiLANE – A core component of the Prism Electronic Payment System architecture is an in-store controller ideally suited to multi-lane retail and petroleum station environments. The in-store controller forms an interfacing and concentration layer between a group of distributed terminal devices and a centralized payment and value added service, or VAS, aggregator. This helps large retailers and petroleum companies to overcome the challenges associated with processing multiple transactions from multiple access devices using multiple tender types;
  FlexiGATE – A terminal and payment gateway that manages the routing of all FlexiLANE traffic and enables retailers to supply VAS such as airtime top-up, electricity payment and bill payment;
  FlexiPOS – An innovative retail solution that allows the retailer's various payment and VAS solution requirements to be streamlined into a single payment terminal. Prism FlexiPOS transforms the POS terminal into a convenient and consumer friendly place of purchase, place of payment and place of service;
  VeriFone - Prism is the VeriFone partner for the Sub-Saharan and Indian Ocean Island regions. In addition, and as a complementary technology, Prism has recently become a value-added reseller of VIVOtech contactless payments and solutions. The regions of representation will be Africa and South East Asia; and
  EMV – Prism payment technology helps ensure that retailers together with their acquirers meet the requirements of upgrading software, terminals and security for conformity with the latest international chip card standards.

          Transaction security

          Prism’s Triple Data Encryption Standard , or TDES, and EMV security initiatives are conducted by a specialized business unit through close collaboration with suppliers of payment processing devices to help their technologies meet the stringent security standards required by the card associations. As a Thales e-Security Gold partner, Prism is a value added reseller of Thales transaction security technology into the Southern African region.

          Prism's self-developed range of PIN encryption devices, card acceptance modules and outdoor payment terminals are primarily aimed at the retail and petroleum sectors. These devices and modules are suited for high-speed transaction processing requirements, acceptance of multiple payment tokens, value-added services at point of transaction, and adherence to stringent transaction security and payment association standards such as TDES and EMV.

Sales and Marketing

          We market our products and services primarily through our own sales and service organization which is headed by Brenda Stewart, our Senior Vice President, Sales and Marketing.

          We have 41 employees in the Sales and Marketing division, who operate from our head-office in South Africa and from our regional offices in South Africa, Namibia and the USA.

          Our sales & marketing activities are currently focused on the sales of UEPS systems into the international market, with specific emphasis on Africa. We focus on identifying, defining and activating an entry point in a specific country to commence operations.

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

          The incumbent South African retail banks operate a joint initiative to create a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2005 survey 550,000 people (approximately 2% of the adult population) in South Africa claim to have an Mzanzi account, although the exact number of accounts is unknown. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants.

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

          Our smart card system is designed to manage tokens of value such as cash, credit, savings, medical history, identification criteria, finger print templates and insurance policies. Security is therefore of prime importance as any breach would result in the loss of our system integrity. This would be followed by a loss of confidence and credibility that would jeopardize our growth and market penetration. We therefore continue to advance our security protocols and algorithms to combat the potential attacks that have currently been identified. These include crypto- analysis techniques as well as reverse engineering. Attacks such as the latest differential power analysis, or DPA, must also be circumvented.

          We continue our research in new and more secure algorithms, such as the Rivest, Shamir and Adleman, or RSA, as well as new competitive asymmetric algorithms such as elliptic curves. We develop and implement these techniques ourselves and own the software that we create.

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

          The FTS patents, which include aspects of the UEPS technology, have been issued in the United States, Hong Kong, South Africa, Botswana, Namibia and Swaziland. The FTS patent in the United States was granted as U.S. Patent No. 5,175,416 on December 29, 1992. The patent was reissued as U.S. Patent No. RE36,788 on July 25, 2000, and will expire on May 17, 2011. It currently remains in full force and effect, and we are not aware of any challenges to its enforceability. The FTS patent in Hong Kong was granted on December 11, 1998, and will expire in 2010. The Hong Kong FTS patent is jointly owned by us and the estate of a co-inventor. The FTS patents in South Africa, Botswana, Namibia and Swaziland were granted on September 25, 1991, March 9, 1993, April 7, 1993 and December 9, 1992, respectively. These patents remain in full force and effect, and we are not aware of any challenges to their enforceability. The FTS patent will expire in 2007 in Namibia and in 2009 in South Africa, Botswana and Swaziland.

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

          As a result of this ruling, BGS, the local system operator in the Commonwealth of Independent States, or CIS, has stopped paying us any patent royalties. However, our business plan and forecast do not account for such royalties as a source of revenue in the medium to long-term, as the key to our operations in Europe is based on our know-how and ability to exploit the technology rather than on the European patent. Accordingly, we do not expect this ruling to have a material adverse effect on us in the future.

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

          In 1997, we entered into a technology license agreement with Visa International Service Association, or Visa. Under that agreement, Visa purchased a non-exclusive, perpetual, worldwide license to our technology rights that are defined in the agreement to mean all our then-current worldwide patent rights, copyrights, mask work rights, trade secrets and other intellectual property rights relating to our UEPS technology. This Visa license includes an exclusive, perpetual, worldwide license under our patents, as defined in the agreement, licensed to Visa that is exclusive to the financial services industry, as defined in the agreement. The agreement defines patents as meaning our current worldwide patents and patent rights, including U.S. Patent No. 5,171,416, including without limitation, enhancements, improvements and expansions to all of the licensed patents and any foreign patent applications corresponding to any patent associated with any of our products or services that use technology related to financial services or can be used in the financial services industry. The agreement defines financial services industry as persons or companies that are directly or indirectly making loans; taking deposits; selling, brokering, or factoring securities, insurance, mortgages or receivables; and providing payment services, such as issuing charge cards, credit cards, payment cards, debit cards or any other system that could compete with such payment methods. Our Visa agreement grants back to us the non-exclusive right under our Visa-licensed patents to make, use and sell our payment systems and other products in the financial services industry as defined in the agreement. In our Visa agreement, Visa agrees not to grant a sublicense to any payment system to any entities in the financial services industry who are not members of Visa already if such entity already has a right to use such payment systems from us. The agreement permits Visa to sublicense our licensed technology rights to any of its member, any entity in the financial services industry or any entity outside of the financial services industry that provides products to Visa or its sublicensees. The agreement prohibits us from licensing our technology rights, not just our licensed patents, to any of Visa’s competitors, including MasterCard, Europay, American Express Company, Discover Financial Services, Diners Club International Credit Card Co., Carte Blanche Card or JCB International Credit Card Co. or any of their parents, subsidiaries or affiliates. We have also licensed our foreign FTS patents in South Africa, Botswana, Namibia and Swaziland to Visa, Nedbank and First National Bank of South Africa.

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

Financial Information about Geographical Areas and Operating Segments

          For each of the years ended 2006, 2005 and 2004, we derived substantially all of our revenues from customers located in South Africa and substantially all of our assets were located in South Africa. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our operating segments.

Employees

          As of June 30, 2006, we had 1,763 employees. On a segmental basis, 190 employees were part of our management, 1,230 were employed in transaction-based activities, 199 were employed in financial services and 144 were employed in smart card, hardware, software and related technology sales and corporate activities.

          On a functional basis, six of our employees were part of executive management, 41 were employed in sales and marketing, 84 were employed in finance and administration, 114 were employed in information technology and 1,518 were employed in operations.

          As of June 30, 2006, 183 of 289, or 63.3%, of our employees in the Limpopo Province who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union, or SACCAWU. We believe we have a good relationship with our employees and SACCAWU.

          As of July 3, 2006, Prism had 295 employees which increases our number of employees to 2058.

Corporate history

          Net 1 UEPS Technologies, Inc. was incorporated in Florida in May 1997. Until June 7, 2004, Net 1 UEPS Technologies, Inc. was a development stage company and its business consisted only of acquiring a license to the U.S. FTS patent and obtaining an exclusive marketing agreement for the universal electronic payment system, or UEPS, technology outside South Africa, Namibia, Botswana and Swaziland. On June 7, 2004, through a newly-formed subsidiary, Net 1 Applied Technologies South Africa Limited, or New Aplitec, we acquired substantially all of the assets and assumed all of the liabilities of Net 1 Applied Technologies Holdings Limited, or Aplitec, a public company listed on the JSE Securities Exchange South Africa. Aplitec owned the FTS patent in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate into one company the intellectual property rights relating to the FTS patent and the UEPS technology, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. In the Aplitec transaction, the former shareholders of Aplitec obtained a majority voting interest in Net 1 UEPS Technologies, Inc. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. The Aplitec transaction is described in more detail below.

          Between 1998 and 2000, Aplitec made three strategic acquisitions for the purpose of building a critical mass of smart card users. In May 1998, Aplitec acquired Net1 Southern Africa (Proprietary) Limited, a supplier of smart cards and terminals which serviced the POS terminal network of Nedbank Limited, or Nedbank, a major South African banking group. This transaction allowed us to develop a relationship with Nedbank.

          In 1999, Aplitec acquired Cash Paymaster Services (Proprietary) Limited, or CPS, a company engaged in the distribution of social welfare grants on behalf of several of the provincial governments of South Africa. This transaction enabled Aplitec to convert CPS’s customer base of approximately 1.5 million people from a cash distribution system to a smart card-based system, and to acquire a logistics and implementation infrastructure. Aplitec began converting grant beneficiaries shortly after the acquisition. Conversion has allowed us to eliminate a portion of the costs we incur in connection with the distribution of cash, and thus to reduce our operating costs. The conversion has also provided us with the opportunity to sell products and services to these same customers.

          During the course of 1999 and 2000, Aplitec acquired Moneyline (Proprietary) Limited and New World Finance (Proprietary) Limited, each of which was engaged in the microlending business. Microlending involves extending cash loans for periods ranging from 30 days to several months. Aplitec made these acquisitions primarily for the purpose of gaining exposure to an additional base of potential smart card users in order to deploy its microlending administration and payment products. We have actively engaged in converting traditional microlending customers to UEPS-based lending, which has also helped us improve the profit margins on our lending business by reducing the expenses associated with non-collection of traditional loans.

          After completing these three acquisitions, we sought to create an infrastructure of point of sale, or POS, terminals that would permit businesses and merchants to engage in smart card transactions with their card holder base. In June 2004, we implemented a “merchant rollout” in the Northern Cape province of South Africa, supplying merchants with smart cards and POS terminals in order to permit smart card holders to transact with one another. With the increasing opportunity to conduct transactions using smart cards, by June 30, 2004, approximately 60% of welfare and pension beneficiaries in the Northern Cape province had kept value on their cards on at least one occasion rather than immediately converting their entire payments to cash. With the subsequent rollout of terminals at selected merchants in other provinces of South Africa, more beneficiaries have started using their smart cards for transacting with merchants.

          At the same time that we were building the UEPS infrastructure and distributing our smart cards, we were also seeking to expand the range of products and services available to smart card holders. In 2001, we developed a suite of financial services targeted at social welfare beneficiaries, utilizing our issued base of smart cards as a delivery channel. We currently have approximately 78,000 customers in these two provinces, to whom we make loans on which we earn interest and to whom we sell insurance policies on behalf of insurers for which we collect both a commission for the sale of a policy and a fee for the monthly premium deduction. According to research by the FinMark Trust, 29% of all South Africans have a form of burial saving or insurance policy, but the collection of policy premiums remains a problem for insurance companies due to the limited penetration of bank accounts. However, using the UEPS technology allows automatic deduction of premiums from a person’s smart card at pre-designated times. Going forward, we plan to grow and develop this business under different brands by launching new products and by introducing the service to social welfare beneficiaries in the other provinces where we administer social welfare grants and to employees utilizing our wage payment system.

          We have also begun to expand our business into other countries. Our technology is operated by third parties in Malawi, Mozambique, Zimbabwe, Ghana, Rwanda, Burundi and Latvia. We are currently at different stages of establishing UEPS card holder bases and POS device infrastructures with partners in Nigeria, Namibia and Botswana. Our preferred approach to enter a new country or market is to identify an entry point for our products and services that will result in rapid acceptance by a new card holder base. At the same time, we also identify suitable partners who exhibit one or more of the following qualities:

  access to a client base that has a need for our products and services;
  ability to fund a proportion of the capital expenditures and operating costs required to establish a new venture; or
  expert knowledge of the culture, political and economic dynamics of the country or market they operate in.

          We then incorporate an appropriate corporate entity, usually under the name “SmartSwitch” (if available) with the shareholding proportions determined by the funding committed by ourselves and our partners. We enter into shareholder agreements with our partners and service level agreements with our clients prior to the commencement of activities. When all the shareholders have transferred their respective capital contributions through a combination of capital and loan contributions, as determined in the shareholders agreements, we appoint a local management team in collaboration with our partners and commence with the establishment of the infrastructure required to operate a UEPS system. This process generally takes three to six months, depending on the size of the system required and the number of products and services that will be initially introduced. We sell the core UEPS system, as well as related hardware, customization and training to the corporate entity on normal commercial terms. The management team of the corporate entity is responsible for the initial implementation, the daily operations of the business and the continued growth of the venture through the introduction of new products and services, as the card holder base expands. Depending on the nature and size of our shareholding, we either consolidate or equity account the results of these corporate entities.

          On June 7, 2004, we acquired the business of Aplitec for a purchase price of approximately $127.5 million. Under the exchange control regulations of SARB, South African reinvesting shareholders were not permitted to hold our securities directly. Therefore, in order to comply with these regulations, these reinvesting shareholders received, through an interest in a South African trust, securities of New Aplitec, consisting of B class loan accounts and B class preference shares. The A class loan accounts and A class preference shares of New Aplitec are held by Net1. These reinvesting holders also obtained the right to receive, for no additional consideration, shares of our special convertible preferred stock which are held by a Cayman Islands trust. We refer to the B class loan accounts, B class preference shares and special convertible preferred stock that we and New Aplitec issued in the transaction as the “linked units.” The special convertible preferred stock is convertible on a one-for-one basis into our common stock upon the occurrence of a trigger event, and holders are entitled to vote on an as-converted basis. Upon conversion of the special convertible preferred stock into shares of our common stock upon the occurrence of a trigger event, the linked unit holder cedes to Net1 the B class loan accounts and B class preference shares that were part of the linked unit. A trigger event includes any of the following: (1) giving of a conversion notice by a linked unit holder, (2) the abolition or relaxation of SARB’s exchange control regulations or (3) the liquidation of New Aplitec or Net1.

          We describe our special convertible preferred stock and the New Aplitec B class loans and B class preference shares in more detail in note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

          In connection with the Aplitec transaction, the total number of our pre-reverse stock split outstanding shares of capital stock increased from 15.9 million shares prior to the transaction to 328.2 million after the transaction. Of these 328.2 million shares, we issued 193.0 million shares of our special convertible preferred stock. Our special convertible preferred stock is structured so as to be economically equivalent to common stock and has substantially the same rights as our common stock. During the period from the completion of the Aplitec transaction through June 30, 2006, an aggregate of 24,846,091 shares of special convertible preferred stock were converted into an equal number of shares of common stock, and the number of outstanding shares of special convertible preferred stock was correspondingly reduced.

          In July 2006, we acquired Prism Holdings Limited, a South African public company which focuses on the development and provision of secure transaction technology, solutions and services. We describe the acquisition in more detail in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview--Prism Acquisition.”

Available information

          We maintain an Internet website at www.net1ueps.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Executive Officers and Significant Employees of the Registrant

          The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	52	Chief executive officer, chairman and director
Mr. Herman G. Kotze	36	Chief financial officer, treasurer, secretary and director
Ms. Brenda L. Stewart	48	Senior vice president sales and marketing
Mr. Nitin Soma	39	Senior vice president information technology
Mr. David A. Schwarzbach	37	Vice president business development – Americas

The table below presents our key employees, their ages and their titles:

Name	Age	Title
Mr. Alvin W. Els	47	Chief executive officer
Mr. Jan Hnizdo	35	Chief financial officer
Mr. Graham McKay	51	Chief technology officer
Mr. Michael P. Serrao	48	Business development director
Mr. Michael A. Smith	45	Managing director : Easypay
Mr. Llewelyn Walters	45	Group sales director
Dr. Gerhard J. Claassen	47	Managing director: Transaction security
Mr. M. Shipanga	38	Vice president business development – Africa

          Dr. Belamant has been a director since our inception in May 1997, our chief executive officer since October 2000 and the chairman of our board since February 2003. He has also been a director of our subsidiary, Net 1 Applied Technologies South Africa Limited, or New Aplitec, since its inception in June 2004. From June 1997 until June 2004, Dr. Belamant served as chief executive officer and a director of Net 1 Applied Technology Holdings, or Aplitec. From 1996 to 1997, Dr. Belamant served as a consultant in the development of Chip Off-Line Pre-Authorized Card, or COPAC, a Visa product. From October 1989 to September 1995, Dr. Belamant served as the managing director of Net 1 (Pty) Limited, a privately owned South African company specializing in the development of advanced technologies in the field of transaction processing and payment systems. Dr. Belamant also serves on the board of a number of other companies that perform welfare distribution services and the provision of microfinance to customers. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that rates today as the third largest ATM switching system in the world. Dr. Belamant has patented a number of inventions besides the FTS ranging from biometrics to gaming-related inventions. Dr. Belamant has more than twenty-five years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems. Dr. Belamant holds a PhD in Information Technology and Management.

          Mr. Kotze has been a director and our secretary, treasurer and chief financial officer since June 2004. Mr. Kotze is a member of the South African Institute of Chartered Accountants, or SAICA, who joined Aplitec in November 1998 as a strategic financial analyst. He has also been a director of New Aplitec since June 2004. From January 2000 until June 2004, he served on the board of Aplitec as Group Financial Director. Mr. Kotze served his articles from 1993 to 1997 at KPMG in Pretoria, South Africa, where he was the audit manager for several major corporations in the manufacturing, mining, retail and financial services industries. During 1998, he joined the Industrial Development Corporation of South Africa Limited, or IDC, as a business analyst. His main duties at the IDC were the evaluation and investigation of ventures requiring funding from the IDC, from small manufacturing concerns to huge multinational projects, as well as the structuring and implementation of loan and equity products for these concerns.

          Ms. Stewart has served as our Senior Vice President of Marketing and Sales since June 2004. Ms. Stewart’s primary function is to manage all marketing and sales activities for us. Her secondary function is to oversee implementation and operation of specific projects such as Namibia and Botswana as well as our pension and welfare systems. Ms. Stewart was a director of Net 1 Investment and a director of Net 1 Holdings which were subsidiaries of Aplitec until June 2004. Ms. Stewart joined Aplitec in 1997, and has worked with Dr. Belamant for over 20 years at various companies including, Volkskas Industrial Bank, SASWITCH and Net 1 Southern Africa, Net 1 Solutions and Net 1 Investment.

          Mr. Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements. Mr. Soma represented Nedcor Bank in assisting with the technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATM’s with the host as well as balance the host with different card users. Mr. Soma designed the Stratus Back-End System for Aplitec, and is responsible for the Nedbank Settlement System for the Point of Sales Devices. Mr. Soma has over 10 years of experience in the development and design of smart card payment systems.

          Mr. Schwarzbach has served as our Vice President of Business Development since January 2006. Prior to January 2006, he served as an Executive Director of Morgan Stanley for nearly six years. Mr. Schwarzbach worked in both the Investment Banking Division and Global Capital markets with a broad range of companies, including many in the technology and financial services sectors.

          Mr. Shipanga has served as our Vice President of Business Development in Africa since December 2005. He most recently served as the Chief Executive Officer of Nedbank Namibia and as the Chief Executive Officer of the City of Windhoek, the capital of Namibia. Mr. Shipanga has over 12 years of executive management experience. In view of the strategic role that Mr. Shipanga has played in the public, private and financial sectors throughout Namibia, he has been seconded on a part time basis as the Executive Chairman of SmartSwitch Namibia (Pty) Limited, or SmartSwitch Namibia.

          Mr. Els has been Prism's Chief Executive Officer since 1994 and acted as Executive Chairman of the Prism Group until April 2002. He is a member of SAICA and joined Linkdata Limited, or Linkdata, as Financial Director in 1991 and was instrumental in orchestrating the 1994 management buyout of Linkdata to form Prism Payment Technologies Limited.

          Mr. Hnizdo joined Prism as Executive Director - Finance in May 2002. Prior to joining Prism he spent two years as Group Financial Manager of I-Fusion Holdings Limited and was promoted to Group Financial Director in November 2000. He is a member of SAICA and spent five years at KPMG, of which the last two years he served as an audit manager on various engagements in South Africa.

          Mr. McKay has 28 years experience in the information, communication and technology, or ICT, industry of which 20 years have been in secure electronic payment technologies. Prior to the formation of Prism, he worked on several major payment systems projects in North America and South Africa. Since the establishment of Prism, he has been responsible for technology strategy and delivery. He is responsible for Prism's smart card and wireless businesses.

          Mr. Serrao has played a key role within many areas of Prism, particularly the creation and operation of Prism Wireless (the original mobile commerce arm of the company). He spent 13 years with Eskom's engineering investigations division before he moved to Linkdata where he participated in the management buyout.

          Mr. Smith is the managing director of EasyPay and has been with Easypay since 1998. He worked as a support engineer on large-scale computer systems. Following this, he spent ten years in various financial, logistics and ICT roles across industries of accounting, telecommunications, printing and fast moving consumer goods.

         Mr. Walters joined Prism in November 2001 and was appointed Group Sales Director in April 2002. He has spent the majority of his 21 year career in information technology sales and related activities. Prior to November 2001, he was based in the United Kingdom and was the Regional Sales Manager for EMEA Region at VeriFone, Inc., or VeriFone. He began his career at VeriFone as the general manager for South Africa and prior to this managed a number of ICL’s largest accounts.

          Dr. Claassen joined Prism in August 2000 as Senior Security Architect. He was appointed Managing Director of the Transaction Security Business Unit during September 2002. He has been active in the crypto field since 1985, as a crypto projects officer with the South African Defence Force, as project leader on data security projects at Telkom Limited, and as senior and chief cryptologist at the South African Communication Security Agency.

          ITEM 1A. RISK FACTORS

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

The South African Social Security Agency, or SASSA, is expected to begin, in the near future the process of conducting a national tender for the award of contracts to distribute social welfare grants. If we were not to receive contracts to continue to distribute these grants in each of the provinces where we currently distribute them, or if we do win these contracts, but the terms are not as favorable to us as our current contracts, our financial condition, results of operations and cash flows would be materially and adversely affected.

          We currently derive a majority of our revenues from contracts to distribute social welfare grants on behalf of five of the nine provincial governments of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this concentrated group of customers. During the years ended June 30, 2006, 2005 and 2004, we derived approximately 77%, 79% and 82%, respectively, of our revenues from payments made to us by these provinces under our government social welfare contracts.

          The South African national government created SASSA in 2004 to consolidate at the central government level the administration of social welfare grants. SASSA has recently begun the process of conducting a national tender for the distribution of social welfare grants in which bidders will have the opportunity to bid for all of South African or on a province-by-province basis. In late July 2006, SASSA published a request for pre-qualification of bidders, or RFQ which included a proposed timetable for pre-qualifying bidders, distributing requests for proposals, or RFPs, from pre-qualified bidders and evaluating RFP submissions, indicating that the process should be completed by late November 2006. However, in mid-August 2006, SASSA withdrew the RFQ. SASSA did not indicate when it would re-publish the RFQ or otherwise recommence the tender process.

          Once SASSA recommences the tender process, there can be no assurance that the tender will result in our receiving contracts to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. Even if we do receive new contracts, we cannot predict the terms that such contracts will contain. Any new contract we receive may contain pricing or other terms, such as provisions relating to early termination, that are not as favorable to us as the contracts under which we currently operate. The time and attention required by our management in connection with the tender process and the uncertainty surrounding the tender process may have a disruptive effect on our business. In addition, although we believe that our existing contracts will be extended if the tender process is not completed on time, there can be no assurance whether such extensions will in fact occur, or if they do, what the length or terms of such extensions will be.

          Moreover, because we incur a significant portion of the expenses associated with these contracts during the initial implementation phase, we have historically enjoyed higher profit margins on these contracts after the completion of the implementation period, which averages approximately 18 months. Therefore, to the extent that we are not successful in obtaining new provincial contracts, or if a new contract were to be terminated for any reason during the implementation period, our profit margins would also be adversely affected.

          Finally, if we were to be awarded one or more contracts by SASSA, an unsuccessful tenderor could seek to challenge the award, which could result in the contract being set aside or could require us to expend time and resources in an attempt to defeat any such challenge. For example, the November 2002 award to us of the Limpopo provincial contract, which was executed in 2003,was challenged by a disqualified bidder for the contract. A South African court set aside the contract in 2005, although the court’s ruling was suspended and the contract was reinstated as a result of an appeal of the ruling by the province. Nevertheless, the court challenge created uncertainty, consumed management time and attention and required us to incur substantial legal expenses.

          Our strategy of partnering with companies outside South Africa may not be successful.

          In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa. During fiscal 2006, we established three such partnerships in Namibia, Botswana and Nigeria, and we are currently exploring a number of other opportunities to implement UEPS systems and to participate as an investor in these projects. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a minority interest. Minority ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on New Aplitec by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest. In addition, certain of our licensees, including BGS and Visa, have become our competitors and this could occur with our joint venture partners in the future.

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

          We will face integration and other challenges associated with our recent acquisition of Prism

          On July 3, 2006, we completed the Prism acquisition. Integration of Prism’s business operations into our own will pose several challenges for us. We expect that the integration will require significant management time and attention and may disrupt our existing businesses by diverting management away from day-to-day operations. The difficulties of integration may be increased by the geographical distances between South Africa and some of Prism’s operations which are located on other continents. We will face challenges associated with integrating different corporate cultures and personnel with disparate business backgrounds. We may also not be able to maintain Prism’s key employees or customers or to realize some or all of the cost efficiencies or synergies that we anticipated when we agreed to acquire Prism. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. We may also have liabilities or experience adverse operating issues that we may have failed to discover during due diligence prior to the acquisition. As we have only recently completed the Prism acquisition, we may not have fully identified all of the risks or other issues that could adversely affect us as a result of the acquisition.

          We may not maintain our current level of profitability or rates of growth.

          We believe that our continued profitability and growth will depend in large part on our ability to do the following:

-	continue to enroll new smart card users and participating merchants in South Africa;
-	achieve growth in the number and value of transactions processed using our smart cards;
-	expand our business internationally by properly identifying new markets and business partners for those markets;
-	hire and train personnel capable of marketing, installing and integrating our solution, supporting customers and managing operations;
-	continue to expand the range of applications that use our technology and to market these applications successfully; and
-	manage the costs of our business, including the costs associated with maintaining and developing our technology and expanding our operations internationally.

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

          Inflation and interest rates. The economy of South Africa is currently characterized by low inflation and interest rates. As of May 2006, the inflation rate was approximately 3.9% . The Reserve Bank’s base lending rate is currently approximately 8.0% per annum. However, the economy of South Africa in the past has been, and in the future may be, characterized by high rates of inflation and high interest rates. High rates of inflation could increase our South African-based costs and decrease our operating margins. High interest rates could adversely affect our ability to obtain cost-effective debt financing in South Africa.

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

          Exchange control regulation. South Africa’s exchange control regulations restrict the export of capital from South Africa, the Republic of Namibia and the Kingdoms of Lesotho and Swaziland, known collectively as the Common Monetary Area. Transactions between South African residents, including companies, and non-residents of the Common Monetary Area are subject to exchange controls enforced by SARB. In October 2004, the South African exchange control regulations were liberalized by the abolishment of exchange control limits on new investments outside of South Africa by South African companies. However, according to the circular giving notice of this liberalization, SARB retains an oversight function, the exact nature of which is not entirely clear from the circular. According to the circular, South African companies investing outside of South Africa must now apply to SARB only for monitoring purposes and for the approval of SARB pursuant to existing foreign direct investment criteria, including demonstrated benefit to South Africa. SARB reserves the right to stagger capital outflows relating to very large investments outside of South Africa by South African companies, so as to manage any potential impact on the foreign exchange market. Also, these liberalization measures permit South African companies to retain, outside of South Africa, dividends received in relation to shares held by them in non-South African companies.

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

          Although Net 1 UEPS Technologies, Inc. is a U.S. corporation and is not itself subject to these regulations, the ability of New Aplitec to raise and deploy capital outside the Common Monetary Area is restricted. As of June 30, 2006, approximately 80.2% of our cash and cash equivalents were held by New Aplitec and its subsidiaries. During the year ended June 30, 2006, substantially all of our revenues were generated by New Aplitec and its subsidiaries. In particular, New Aplitec will generally not be permitted to export capital from South Africa or to hold foreign currency without the approval of SARB, unless such export of capital or foreign currency holding is permitted by the October 2004 liberalization measures. This restriction may affect New Aplitec’s ability to pay dividends to Net 1 UEPS Technologies, Inc. Moreover, although the requirement that SARB approve investments by South African companies outside of South Africa has been relaxed, this requirement could restrict our future international expansion.

          SARB approval is required for New Aplitec to receive loans from and repay loans to non-residents of the Common Monetary Area. In addition, New Aplitec may not use income earned in South Africa to repay or service foreign debts, without SARB’s approval. Repayment of principal and interest on such loans will usually be approved at the time of the granting of such loans, where the payment is limited to the amount borrowed and a market related rate of interest. New Aplitec will also need SARB approval to raise capital involving a currency other than South African rand, which approval may be provided subject to conditions. Thus, unless we can obtain funding at the Net 1 UEPS Technologies, Inc. level, these restrictions could prevent us from obtaining adequate funding on acceptable terms for acquisitions and other business opportunities outside South Africa.

          Trade unions and labor laws. Most of South Africa’s major industries are unionized, and the majority of employees belong to trade unions. In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. We currently have approximately 183 unionized employees which represents approximately 10.4% of our workforce. Although in recent years we have not experienced any labor disruptions, such labor disruptions may occur in the future. In addition, the cost of complying with labor laws may adversely affect our operations.

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

          The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. Because our sales are primarily denominated in ZAR, a decline in the value of the ZAR against the U.S. dollar may have a significant adverse effect on our reported results of operations. During the three years ended June 30, 2006, the ZAR/U.S. dollar exchange rate has been volatile , refer to “Item 7— Currency Exchange Rate Information—Actual exchange rates—table 3” and the graph beneath table 3.

          As a result, although our reported results of operations were positively affected by currency fluctuations for the 2005 fiscal year compared to fiscal 2004, these fluctuations adversely affected our reported results for fiscal 2006 as compared to fiscal 2005. These fluctuations may make it more difficult for investors and others to understand how our business has performed without regard to these currency exchange rate changes. We expect that exchange rate volatility will continue in the foreseeable future.

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

          We use our internal cash resources and facilities to fund the payment of social welfare grants under our contracts with the KwaZulu-Natal and Eastern Cape provincial governments. We recover these funds from the KwaZulu-Natal provincial government on a seven-day cyclical basis and from the Eastern Cape provincial government on a 14-day cyclical basis. Therefore, these pre-funding obligations expose us to the risk of default by the applicable provincial government. In addition, the number of social welfare grant beneficiaries in these provinces increased significantly during fiscal 2006, which increased our pre-funding requirements. Although no provincial government has ever defaulted on a repayment of funds at the end of the payment cycle, we cannot guarantee that such a default will not occur in the future. Any such default could have a material adverse effect on us, our financial position and results of operations.

          Our ability to operate our wage payment and insurance products businesses may be limited by existing South African banking and financial services laws and regulations.

          The South African retail banking market is highly regulated, but the South African government has identified the need to service the unbanked market through the liberalization of the regulatory environment in order for retailers and non-banking service providers to innovate products and delivery channels for the unbanked market. However, under current law and regulations, a portion of our South African wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, nor do have access to an existing license, and therefore are not entitled to perform these activities in South Africa and may face prosecution if we do. We have appointed expert advisers to assist us in identifying and executing the most appropriate methodology to obtain access to a license. While we believe that we will be able to obtain access to this license, there is a possibility that our methodology may not be successful or that a grant of the license may be delayed. In addition, the South African Financial Advisory and Intermediary Services Act, 2002, requires persons who give advice regarding the purchase of financial products or who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. We have applied for a license under this Act in order to continue to provide advice and intermediary services in respect of the financial products on which we advise and the payment processing services we provide in South Africa on behalf of insurers and other financial product suppliers. While the license application is pending, we are entitled to continue this part of our business in South Africa. If we fail to obtain this license, we may be stopped from continuing this part of our business in South Africa.

          We may face competition from the incumbent retail banks in South Africa in the unbanked market segment.

          The incumbent South African retail banks recently announced a joint initiative to create a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2005 survey 550,000 people (approximately 2% of the adult population) in South Africa claim to have an Mzanzi account, although the exact number of accounts is unknown. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants. A decision by a substantial number of these beneficiaries to elect to use these accounts rather than our smart card system may have a material adverse effect on our financial condition, cash flows and results of operations.

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

          Our products and technology have unique characteristics and structures and, as a result, are subject to patent protection, the extent of which varies from country to country. During the life of a patent, a product is only subject to competition by non-infringing products. However, aggressive patenting by our competitors and potential patent piracy may threaten protected products and processes and may result in an increased patent infringement risk, especially in emerging economies such as those where we currently operate. The expiration of a patent may also result in increased competition in the market for the previously patented products and processes. The patents for our FTS will expire, at the latest, in Namibia in 2007; in South Africa, Botswana, Swaziland and Hong Kong in 2009; and in the United States in 2011. In addition, our European Union FTS patent has been challenged and revoked. Consequently, we do not have any patent protection in the member countries of the European Union. Additionally, we could have difficulty asserting the Hong Kong patent as it is not registered in our name and it could be difficult to record our ownership of that patent. Further, BGS, the local system operator in the Commonwealth of Independent States has stopped paying licensing fees to us on the grounds that the revocation of the European FTS patent relieves it from the obligation to pay such fees, although we believe that the licensing fees relate to BGS’s use of our UEPS technology rather than the FTS patent. There is a risk that a similar refusal to pay our licensing fees can occur elsewhere. Moreover, although we have certain patent rights in the United States, these are not expected to have significant utility in our business given that our management does not expect the U.S. market to become a material part of our business in the future. Each of these factors could have a material adverse effect on our business, operating results, cash flows and financial condition. In addition, to date, we have relied not only on patent protections, but also on trade secret, trademark and copyright laws, as well as nondisclosure, licensing and other contractual arrangements to protect the proprietary aspects of our solutions. Other than the patents discussed above, we do not own any other patents that protect important aspects of our current solutions. We will, however, prepare patent applications where possible for technology related to our smart cards and UEPS system when we believe it is appropriate to do so. These applications and contractual arrangements and our reliance on these laws may not be successful.

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

          We have experienced pressure from our retail merchant customers seeking to negotiate the fees we charge them. This pricing pressure could cause us to reduce the level of the fees we charge to these customers, which could adversely impact our revenues and profit margins.

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

          Many social welfare recipients use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipients to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against the risk of loss or theft of cash from our delivery vehicles as we have not identified any insurance underwriters willing to accept this risk. Therefore, we will bear the full cost of any loss or theft in connection with the delivery process, and such loss could materially and adversely affect our financial condition, cash flows and results of operations. During the years ended June 30, 2006, 2005 and 2004, we incurred losses in connection with our cash delivery system of $2.1 million, $2.1 million and $4.2 million, respectively.

          We may not recover outstanding amounts owed to our micro-finance businesses.

          We operate a traditional micro-finance business, with approximately 85 branches throughout South Africa. These branches extend short-term loans for periods ranging from 30 days to four months at loans bearing interest rates of 15% to 30% per month. Despite the fact that we attempt to reduce credit risk by employing credit profiling techniques, the rate of default on loans has been high due to the high credit risk of these borrowers and the difficulty of collecting outstanding repayments. We may therefore not recover some or all of the principal and interest amounts currently owed by our borrowers, which on June 30, 2006, totaled $3.7 million. Our inability to recover some or all of these amounts may have a material adverse effect on our financial position and results of operations.

          We may undertake other acquisitions that could increase our costs or liabilities or be disruptive to our business.

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

          We may not be able to realize the anticipated benefits from the Prism acquisition

          We anticipate several benefits from the Prism acquisition, including:

  enhancing our geographical penetration in South Africa via Prism’s terminals located in semi-urban stores, and thereby strengthen our merchant acquiring footprint;
  expand our product lines to include services such as Prism’s prepaid water, electric and mobile phone business;
  take advantage of Prism’s smart card manufacturing capabilities;
  increase the total number of transactions we process and are capable of processing;
  augment and bolster our management team, technical staff and development professionals;
  amplify our technological advantage by providing us with access to Prism’s SIM card patented cell phone technology; and
  expand our market reach into new geographical areas such as the Philippines, Indonesia and Malaysia through Prism’s existing operations.

          There can be no assurance that any of these or other anticipated benefits will materialize and we can’t give any indication of the time frame we will require to achieve any of these benefits. The acquisition, development, adoption, exploitation and distribution of new and existing technology may take long periods of time and may require significant capital investments.

          Prism has a concentrated customer base, especially for its terminal base and card sales, and the loss of any significant customer may expose us to material financial, credit or performance risks and impair our ability to realize any benefits from Prism’s customer base.

           Prism’s card manufacturing business, which constitutes 13% of the pro-forma operating profit of the company, is exposed to significant competitive risk from low-cost/high volume producers in other regions. Prism currently provides GSM cards to local South African and international customers. Prism may not be able to compete successfully with these low-cost/high volume producers and may lose the revenues and profits generated by this business.

          Prism relies on third party platforms that we do not own or control and are subject to constraints within a number of our core regions. If these facilities fail to provide us with adequate capacity, we may be restricted in our ability to deliver key services to our customers and we may either incur additional costs or forego revenues. Conversely, improvements to certain third party systems could also reduce revenue.

          Prism’s services and technologies may not achieve widespread commercial success or its products or services may not appeal to enough customers, may not be available at competitive prices, may not function as expected or may not be delivered in a timely fashion

EasyPay is subject to substantial governmental regulation and may be adversely affected by liability under, or any future inability to comply with, existing or future regulations or requirements

          Prism’s business is subject to extensive regulation. Compliance with the requirements under these various regulatory regimes may cause us to incur significant additional costs and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

Since we have only recently completed the Prism acquisition and have not yet filed audited financial statements of Prism or financial information showing the pro forma effect of the acquisition on our historical financial statements, you may not be able to evaluate the financial impact of the acquisition on us

          Under applicable SEC rules, we will be required to file no later than September 19, 2006, an amendment to the Form 8-K that we filed reporting the acquisition, which amendment must include audited financial statements of Prism and financial information showing the pro forma effect of the acquisition on our historical results of operations as if the transaction had been completed on July 1, 2005, the beginning of our last fiscal year and on our financial condition as if the transaction had been completed on June 30, 2006. While we are currently in the process of preparing the required financial statements and pro forma financial information and expect to timely file the Form 8-K/A, until we actually file the Form 8-K/A, you will not be in a position to evaluate Prism’s historical financial position, results of operations or cash flows or to evaluate the pro forma impact of the acquisition on our historical financial position or results of operations.

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

          In particular, differences in relative growth rates between our businesses in our established markets for certain products and unestablished markets may have a significant effect on our operating results, particularly our reported operating profit percentage, in any individual quarter, with unestablished market sales typically carrying lower margins in the initial phases of our operations in a new area or the introduction of a new product to an area in which we already operate. Certain transactions are difficult to predict and may have a significant effect on our operating results. Sales of this nature include hardware sales to customers and to our “SmartSwitch” investments and cause fluctuations in revenue and operating income when they occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None

ITEM 2. PROPERTIES

          Our corporate headquarters facility consists of approximately 6,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 1,200 square foot manufacturing facility in Lazer Park and 137 depot facilities. As a result of our recent acquisition of Prism, we now also lease additional office space in Johannesburg, Cape Town and Durban, South Africa and Kuala Lumpur, Malaysia and a manufacturing facility in Springs, South Africa. These leases expire at various dates through the year 2006 and 2010, respectively. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

          On July 20, 2005, the South African High Court set aside the service level agreement between Cash Paymaster Services (Northern) (Proprietary) Limited, or CPS N, and the Department of Health and Welfare of the Province, or the Department. The court’s ruling followed an application by Empilweni Payout Services (LP) (Pty) Limited, or Empilweni, a disqualified bidder for the current contract, asking the court, among other things, to set aside the action of the Limpopo Province Tender Board, or the Tender Board, that awarded the contract to CPS N. Empilweni’s application alleged that the Tender Board acted improperly in awarding the tender to CPS N. Empilweni did not seek relief against CPS N or allege wrongdoing by CPS N. Empilweni’s application was opposed by the Tender Board, the Department, the Premier of the Province and CPS N.

          The court’s ruling was suspended as a result of filing leave to appeal on July 25, 2005 by the Province, the Premier of the Province and the Tender Board. As a result, the contract was reinstated pending the outcome of the appeal. The court directed the Tender Board, the Department and CPS N each to pay a portion of Empilweni’s costs of the action, which were not be material to us. This order was suspended pending the outcome of the appeal.

          Although the court set aside the contract, the court did not grant Empilweni’s request to direct the Tender Board to readvertise the tender or to readjudicate the tender, and in effect left it to the discretion of the Tender Board as to whether it wishes to invite new tenders. The Province has emergency powers to award a contract without commencing a formal tender process. In April 2006, we signed a new contract with the Limpopo provincial government for the distribution of social welfare grants until December 31, 2006. The terms and conditions of the new contract are substantially the same as the contract awarded in November 2002 and executed in March 2003.

          There have been reports in the South African press, first reported in 2004 and more recently in articles relating to the setting aside of the Limpopo contract, that the Directorate of Special Investigations, a South African government agency, has been investigating allegations that Northern Corporate Investment Holdings, a former shareholder in CPS N, made payments to a trust through which the African National Congress in the Province and a former premier of the Province may have benefited. We have fully cooperated with the investigating authorities by providing requested documentation and have received confirmation that we are not in any way implicated in the investigation.

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on the Nasdaq Global Select Market under the symbol “UEPS” and has been traded on Nasdaq since August 3, 2005. Prior to August 3, 2005, our common stock was quoted on the OTC Bulletin Board, or OTCBB. From December 2000 until June 10, 2005, our OTCBB symbol was “NUEP.OB” and from June 13, 2005, the effective date of our 1-for-6 reverse stock split, until August 2, 2005, our OTCBB symbol was “NOUT.OB.”

          According to the records of our transfer agent, as of July 31, 2006, there were 42 shareholders of record of our common stock.

          The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq since our Nasdaq listing, and prior to our Nasdaq listing, the high and low bid quotations of our common stock on the OTCBB. With respect to OTCBB quotations, these quotations reflect prices between dealers and do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of our 1-for-6 reverse stock split.

Period	High	Low
Quarter ended September 30, 2004	$14.10	$6.66
Quarter ended December 31, 2004	$16.20	$5.94
Quarter ended March 31, 2005	$21.30	$10.56
Quarter ended June 30, 2005	$18.60	$13.68
Quarter ended September 30, 2005	$29.60	$16.40
Quarter ended December 31, 2005	$29.95	$19.07
Quarter ended March 31, 2006	$33.75	$28.10
Quarter ended June 30, 2006	$32.40	$23.70

          Our transfer agent is The Bank of New York, One Wall Street, New York, New York, 10286.

We have not paid any dividends on our shares of common stock during our last two fiscal years and presently intend to retain future earnings to finance the expansion of the business. We do not anticipate paying any cash dividends in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. New Aplitec’s future dividend policy also has to comply with the restrictions placed by SARB as a condition of its approval of the Aplitec transaction. These restrictions will apply until such time as all of our special convertible preferred stock has been converted into common stock. These restrictions provide that dividends may be declared by the New Aplitec board of directors only if (i) declaration of the dividend is approved by a majority of the holders of New Aplitec B class preference shares, (ii) all loan accounts have been paid by New Aplitec and (iii) the dividend does not exceed 50% of New Aplitec’s annual earnings. In addition, under South African law, New Aplitec will only be entitled to pay a dividend if it meets the solvency and liquidity tests set out in the South African Companies Act. However, because the New Aplitec board will be appointed by Net 1 UEPS Technologies Inc., which will ultimately determine whether any dividends are declared by New Aplitec, subject to the above conditions. Any dividends declared by New Aplitec will be distributed to the holders of A class and B class preference shareholders pro rata in accordance with their respective ownership interests in New Aplitec.

          Repurchases of Equity Securities

          On May 25, 2006, we repurchased 147,973 of our shares of common stock from Morgan Stanley & Co. Incorporated at a purchase price of $26.75 per share. This purchase was made contemporaneously with the sale of an aggregate of 1,104,399 shares of our common stock by employees, officers and directors pursuant to Rule 144 under the Securities Act of 1933 through a block trade with Morgan Stanley.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected financial data should be read together with Item 7-- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8- “Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2006	2005	2004	2003	2002
Revenue	$196,098	$176,290	$131,098	$74,924	$51,793
Cost of goods sold, IT processing, servicing and support	50,619	50,682	39,134	25,935	14,170
General and administrative charges	48,627	45,897	39,677	26,399	21,637
Depreciation & amortization	5,710	6,591	5,676	3,323	3,128
Costs related to public offering and Nasdaq listing	1,529	1,817	-	-	-
Reorganization costs(1)	-	-	11,113	-	-
Operating income	89,613	71,303	35,478	19,267	12,858
Interest, net	5,889	2,389	3,640	2,600	1,381
Income before taxes	95,502	73,692	39,118	21,867	14,239
Income tax expense	36,653	29,666	25,927	9,473	5,554
Income from continuing operations	59,232	44,562	13,278	11,942	8,518
Net income attributable to shareholders(2)	59,232	44,562	13,278	13,117	8,518
Income from continuing operations per share (3):
Basic	$1.05	$0.81	$0.40	$0.37	$0.27
Diluted	$1.03	$0.80	$0.38	$0.37	$0.27
Cash dividend per share (3)	-	-	$1.14	$0.12	$0.08

(1) These costs comprise legal, accounting, regulatory and other professional fees related to the Aplitec transaction, as well as a charge of $4.4 million related to the issuance of other stock-based awards under our 2004 Stock Incentive Plan.
(2) Net income attributable to common shareholders for 2003 includes an extraordinary item of $0.9 million and the results of a change in accounting policy of $0.3 million as a result of the adoption and application of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.
(3) Basic and diluted income from continuing operations and cash dividends per share for 2004, 2003 and 2002 were previously restated to reflect the issuance of shares of common stock and special convertible preferred stock in connection with the Aplitec transaction and the one-for-six reverse stock split effected on June 13, 2005.
(4) Financial Accounting Standards Board Statement No. 123(R) (revised 2004), Share-Based Payment, was adopted in 2006 in accordance with the modified prospective method and the 2006 data includes a charge of $0.2 million in respect of stock-based compensation. Prior periods were not restated and are therefore not presented on a comparable basis.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2006	2005	2004	2003	2002
Cash flows provided by operating activities	$75,777	$38,142	$41,895	$17,644	$11,753
Cash flows used in from investing activities	5,505	3,397	5,721	7,393	880
Cash flows provided by (used in) financing
activities	$29,723	$(19)	$(24,060)	$(2,266)	$528
Operating income margin	46%	40%	27%	26%	25%

Consolidated Balance Sheet Data:
(in thousands)

	Year Ended June 30,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$189,735	$107,749	$80,282	$54,313	$32,150
Total current assets	240,718	150,664	117,412	78,705	45,480
Total assets	269,979	181,754	152,632	98,359	56,496
Total current liabilities	43,123	34,353	47,831	19,861	10,178
Total debt	-	-	252	-	-
Total shareholders’ equity	$209,010	$137,002	$95,588	$70,504	$41,724

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with Item 6 — “Selected Financial Data” and Item 8 — “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “ 1A. Risk Factors.” In accordance with U.S. generally accepted accounting principles, or US GAAP, we accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquirer for accounting purposes. Therefore, for all periods after June 7, 2004, our consolidated financial statements and the discussion and analysis below reflect the operations of Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries and, for prior periods, reflect the operations of Aplitec and its consolidated subsidiaries, but not Net 1 UEPS Technologies, Inc.

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

          South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. According to estimates published by Statistics South Africa, as of mid-2006, South Africa had a population of approximately 47.4 million people, of which an estimated 50% lived below the poverty line and, as of September 2005, the South African unemployment rate is estimated at approximately 26.7% . The success we have achieved in South Africa has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our card holders with affordable functionality and lifestyle improvement. The South African government is also actively involved in a number of initiatives which may present us with opportunities to export our South African achievements, such as the New Partnership for Africa’s Development and the India-Brazil-South Africa Dialogue Forum, which is currently considering the establishment of an economic trade bloc between these three countries.

          In July 2004, we began a major drive to install POS devices at merchants located in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants securely on goods and services, without the need to withdraw the full amount in cash, represents one of the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring and other transaction fees. Use of the POS devices also lowers our costs by reducing the amount of cash we need to deliver to social welfare beneficiaries in cash at our mobile paypoints. We discuss the progress of our merchant acquiring efforts since implementation of these efforts under “—Progress of Our Merchant Acquiring Project.”

           The implementation of new UEPS systems, particularly in developing economies outside our current markets, is a vital component of our future growth. We have implemented or are in the process of implementing our systems on the African continent outside South Africa. During fiscal 2006, we formed joint ventures with government entities and financial institutions to operate UEPS smart card-based switching systems in Namibia, Botswana and Nigeria. These joint ventures, which are described in more detail under “—International Expansion,” are in various stages of development and operation.

          On July 3, 2006, we acquired Prism, which we believe will help us expand our merchant footprint in South Africa, extend our ability to deliver solutions across the entire spectrum of transaction processing and assist us in expanding our international operations throughout Africa, Asia and Europe. Since we completed the Prism acquisition after the close of our 2006 fiscal year, Prism’s operations are not reflected in our financial statements as of and for the year ended June 30, 2006. We have also begun to explore strategic partnership and business opportunities across the Americas.

Sources of Revenue

          We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. As an example, in Malawi we sold a complete UEPS to the Central Bank, which owns and operates the resulting transaction settlement system. The revenue and costs associated with this approach is reflected in our Hardware, software and related technology sales segment.

          We have found that we have greater revenue opportunities, however, by acting as service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the provincial governments and employers on a fixed basis, but charge a fee on an ad valorem basis for goods purchased using our smart card. The revenue and cost associated with this approach are reflected in our Smart card accounts, Transaction-based activities and Financial services segments. Three of the provincial governments provide more than 10 per cent of our total revenues and the loss of any one of these customers may have a material adverse effect on us.

          Because our smart cards are designed to enable the delivery of more advanced services and products, we are also willing to supply those services and products where the profit potential is compelling. For instance, we act as a lender today. This is an example of the third approach that we have taken. Here we can act as the principal in operating a business that can be better delivered through our UEPS. We can also act as an agent, for instance, in the provision of insurance policies. In both cases, the revenue and costs associated with this approach are reflected in our Financial services segment.

          Finally, we have entered into business partnerships or joint ventures, such as SmartSwitch Namibia and SmartSwitch Botswana, to introduce our solution to new markets. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership owns the UEPS, including the back-end system. We account for our equity investments using the equity method.

          We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

          South African Provincial Contracts

          We currently derive the majority of our revenues from our contracts with various South African provincial governments. The South African national government passed legislation in 2004 for creation of the South African Social Security Agency, or SASSA. The primary purpose of SASSA is to consolidate at the central government level the administration of social welfare grants.

          SASSA commenced operations on April 1, 2006 and has recently begun the process of conducting a national tender for the distribution of welfare grants in which bidders will have the opportunity to bid for all of South Africa or on a province-by-province basis. In late July 2006, SASSA published a request for pre-qualification of bidders, or RFQ, which included a proposed timetable for pre-qualifying bidders, distributing requests for proposals, or RFPs, from pre-qualified bidders and evaluating RFP submissions, indicating that the process should be completed by late November 2006. However, in mid-August 2006, SASSA withdrew the RFQ. SASSA did not indicate when it would re-publish the RFQ or otherwise recommence the tender process. We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that a national tender could lead to our losing one or more of our current contracts if SASSA decides to appoint a single (or other) contractor to provide social welfare grant distribution and we are not chosen. During this transition period, which we estimate to be approximately twelve months, our existing provincial government contracts will continue to be governed by their respective terms.

          During the transition period to SASSA’s national administration, when a provincial government contract expires, whether at its originally scheduled expiration date or at the end of any applicable extension period, we must successfully re-tender in order to retain the contractual relationship. Usually, such a tender must be submitted as part of a competitive tender process. The fact that we previously held a particular contract does not necessarily mean that it will be awarded to us again. To date, we have successfully renewed every provincial government contract which we have been awarded. In addition, there have been occasions when a contract has not been formally renewed prior to its originally scheduled expiration date or expiration of the extension period, as is currently the case with the Eastern Cape, and North West contracts, but in each of these cases we and the provincial government have continued to operate under the terms of the expired contract until the execution of a new contract or conclusion of a formal extension notice.

          On April 6, 2006, we announced the signing of a new contract with the Limpopo provincial government for the distribution of social welfare grants until December 31, 2006. The new contract may be extended by the Limpopo government to coincide with the implementation of a national tender by SASSA. On May 10, 2006, we announced that we had signed an extension letter with the Kwa-Zulu Natal provincial government for the distribution of social welfare grants until December 31, 2006. The terms and conditions of the extension are similar to those included in the Service Level Agreement signed between the Department of Social Welfare and Population Development, Kwa-Zulu Natal and Cash Paymaster Services (KwaZulu-Natal) (Proprietary) Limited.

          The following table shows the current status of each of our provincial government contracts:

Table 1	KwaZulu-Natal	Limpopo	North West	Northern Cape	Eastern Cape
Original year of contract award	1992	1996	1995	1997	2002
Date acquired by Net1	October 1998	October 1998	October 1998	October 1998	n/a
Date of first Net1 contract	January 2000	December 2003	July 2000	January 2000	November 2003
UEPS smart card implementation date	January 2000	January 2004	October 2000	September 2001	November 2003
Merchant acquiring rollout date	December 2004	March 2005	June 2005	July 2004	October 2004
Current contract expiration date (including extensions)	December 2006	December 2006	December 2006	December 2006	Expired
Further possible extensions	Negotiable	Negotiable	Negotiable	Negotiable	Negotiable
Number of beneficiaries grants paid by CPS (as of June 30, 2006)	1,586,542	960,416	273,031	127,474	706,233

          We believe that based on the number of beneficiaries, we currently have approximately 45% of the market share in South Africa, for the distribution of social welfare grants. Our main competitors are the South African Post Office and the formal banking sector.

          Progress of Our Merchant Acquiring Project

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

          Through our merchant acquiring initiative, beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December. Our annual results were not affected as twelve full payment cycles were included our fiscal 2006 results.

          The key statistics and indicators of our merchant acquiring project on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 2	Mar.	Jun.	Sept.	Dec.	Mar.	Jun.
	2005	2005	2005	2005	2006	2006
		NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,
	NC, EC	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L
Province included (1)	and KZN	and NW	and NW	and NW	and NW	and NW
Total POS devices installed	2,406	3,235	3,959	3,929	3,905	4,038
Number of participating UEPS retail locations	1,441	1,880	2,303	2,366	2,352	2,381
Value of transactions processed through POS
devices during the quarter (2) (in $ ’000)	45,529	87,643	118,585	118,396	187,841	189,649
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in $ ’000)	44,433	85,408	112,950	127,765	171,022	187,769
Value of transactions processed through POS
devices during the quarter (2) (in ZAR ’000)	273,800	559,988	772,071	781,251	1,158,546	1,225,168
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in ZAR ’000)	267,040	547,462	734,172	840,695	1,055,203	1,213,026
Number of grants paid through POS devices
during the quarter (2)	631,252	1,143,937	1,449,675	1,496,384	2,518,296	2,554,616
Number of grants paid through POS devices
during the completed pay cycles for the quarter
(3)	639,929	1,308,807	1,703,262	1,855,192	2,288,883	2,537,377
Average number of grants processed per terminal
during the quarter (2)	344	406	403	379	643	643
Average number of grants processed per terminal
during the completed pay cycles for the quarter
(3)	349	464	474	470	584	639

           (1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
           (2) Refers to events occurring during the quarter (i.e., based on three calendar months).
           (3) Refers to events occurring during the completed pay cycle. As discussed above the grant payment file is typically activated during the week preceding the commencement of a calendar month.

          The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle, during the 18 month period ended June 30, 2006:

          The following chart presents the number of POS devices installed and the average spend per POS device, per calendar month, during the 18 month period ended June 30, 2006:

The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices, per pay cycle, during the 18 month period ended June 30, 2006:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures), per calendar month, processed through our installed base of POS devices during the 18 month period ended June 30, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle, for the 18 month period ended June 30, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per calendar month, for the 18 month period ended June 30, 2006:

          International Expansion

          Namibia

          During the first quarter of fiscal 2006, we formed SmartSwitch Namibia to launch and operate a national UEPS smart card-based switching and settlement system in Namibia. We own 50% of SmartSwitch Namibia and the other 50% is owned by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. The Service Level Agreement between SmartSwitch Namibia and NamPost was finalized and signed during the second quarter of fiscal 2006. Our marketing and information technology teams began implementation and testing of the switch in the second quarter of fiscal 2006 and operations in Namibia commenced in February 2006. SmartSwitch Namibia provided NamPost with a UEPS banking platform. In February 2006, SmartSwitch Namibia began the process of issuing a UEPS smart card to approximately 300,000 of NamPost’s customers. The UEPS system will also be offered to employers, retailers, medical insurance companies and other government institutions.

          The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the un-banked and under-banked citizens of Namibia.

          Together with NamPost we have capitalized SmartSwitch Namibia with approximately $4.7 million (ZAR 34.0 million at June 30, 2006, foreign exchange rates), in start-up capital and loans, which was contributed equally by both parties. The proceeds have been utilized by SmartSwitch Namibia for the acquisition of hardware and software from us and for general working capital purposes.

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

          SmartSwitch Namibia officially commenced operations during February 2006. During the year ended June 30, 2006, licenses, software and hardware were made available for collection to SmartSwitch Namibia and we have recognized net income related to these licenses, software and hardware sales. We do not expect to sell any additional hardware to SmartSwitch Namibia during fiscal 2007.

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

          Botswana

          During the third quarter of fiscal 2006, we formed SmartSwitch Botswana (Proprietary) Limited, or SmartSwitch Botswana, to launch and operate a national UEPS smart card-based switching and settlement system in Botswana. We own 50% of the company and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

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

          Together with Capricorn we have capitalized SmartSwitch Botswana with approximately $2.4 million (BWP 15.4 million), at June 30, 2006, foreign exchange rates), in start-up capital and loans, which was contributed equally by both parties. The proceeds will be utilized by SmartSwitch Botswana for the acquisition of hardware and software from us and for general working capital purposes.

          Phase 1 of the project will focus on the migration of all Capricorn’s financial services products to the UEPS smart card, offering affordability, security, simplicity and flexibility. As of June 30, 2006, SmartSwitch Botswana had not commenced operations and we have not provided any licenses, software or hardware to the company. We do not expect SmartSwitch Botswana to generate earnings when it commences operations during the first quarter of fiscal 2007.

          Nigeria

          During the fourth quarter of fiscal 2006, we entered into a shareholders agreement with Diamond Bank Plc and Innovative Capital & Investments Limited, to create SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, to launch and operate a national UEPS smart card-based switching and settlement system in Nigeria. We will initially own 51% of SmartSwitch Nigeria, but have invited two other large Nigerian banks to participate as shareholders which may result in a dilution of our shareholding. The initial capital required for SmartSwitch Nigeria is approximately $18.0 million, comprising $14.0 million for the UEPS-related hardware and software and $4.0 million for the first year’s working capital requirements.

          One of SmartSwitch Nigeria’s initial objectives is to have an impact on the financial industry in Nigeria, where approximately 90% of the population of 140 million people is un-banked and transacts in cash. SmartSwitch Nigeria’s other objectives will be to deploy the UEPS technology through several applications, including banking, health care, money transfers, pre-paid utilities and telephony and voting.

          We expect SmartSwitch Nigeria to become operative during the second quarter of fiscal 2007.

          Other Countries

          We have also implemented UEPS systems in Ghana, Rwanda, Burundi, Malawi and Mozambique, some of which are considered among the poorest countries in the world. In Malawi, our system has been implemented by the Reserve Bank of Malawi as a national payment system. We are not actively involved as either investors or operators in any of these systems, which were implemented prior to fiscal 2006.

          Prism Acquisition

          On July 3, 2006, we completed our acquisition of Prism for an aggregate cash consideration of $95.2 million (ZAR 687.0 million) at the July 3, 2006 $/ZAR exchange rate for all outstanding Prism shares and share options. Due to a number of technical, timing and regulatory matters the following amendments have been made to the agreement between ourselves and Prism signed on March 3, 2006:

  clauses 7.3.1 to 7.3.2.5 requiring the reinvestment of proceeds from the sale of Prism shares in our stock by Prism Executives have been removed;
  the number of options to be granted to Prism Executives and other staff has been reduced to 904,674 from 1,050,000; and
  the definition of Fair Market Value has been changed to the average of the high and low sale price as quoted on the Nasdaq Global Market on August 24, 2006.

          We believe that the acquisition of Prism will provide us with a number of important strategic benefits including the following:

          Merchant Footprint in South Africa. Prism owns a 74.9% interest in EasyPay, the largest bank-independent financial switch in Southern Africa. Prism has reported that this switch processed 358 million transactions during its fiscal year ended June 30, 2006 on behalf of retailers, bill issuers and financial institutions. With the addition of EasyPay our overall footprint in South Africa will extend from the deep rural areas to the urban environment. We intend to upgrade the existing POS devices in the Prism merchant acquiring network to accommodate UEPS based smart cards. We believe this will significantly enhance our wage payment program once we launch that service.

          Technology. Prism currently has several important technologies that we believe will extend our ability to deliver solutions across the entire spectrum of transaction processing from our existing offline, smart card based offerings to Visa and MasterCard transactions. We also believe that the Prism acquisition will enable us to enter entirely new areas. In particular, Prism licenses its intellectual property to makers of global system for mobile communications, or GSM, subscriber identity module, or SIM, computer chips. We believe that Prism's global market share for SIMs (inclusive of licensing and the manufacturing of physical SIM cards) to be approximately 2%. Prism's customers include the largest mobile operator in the Philippines, where Prism operating system works on the majority of SIM's in use. In addition, Prism has a number of innovative payment technologies relating to mobile phones including VTU. This product enables individuals to purchase mobile phone minutes and resell them from their mobile phone to other subscribers without the need for additional authorization codes.

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

          Because the transaction closed after the close of our 2006 fiscal year, the operations of Prism are not included in our financial statements as of and for the year ended June 30, 2006. We expect to file audited financial statements of Prism and pro forma financial information in accordance with the requirements of the Securities and Exchange Commission on or before September 19, 2006. The financial impact of the Prism acquisition on our actual results of operations for fiscal 2007 will depend on numerous factors, including the following:

  the extent to which we experience revenue growth from Prism’s operations;
  cost savings, if any, which we are able to achieve as a result of the combination of Prism’s operations with ours;
  the allocation of the difference between the purchase price and the fair value of Prism’s identifiable assets and liabilities to goodwill;
  amortization of acquired intangible assets; and
  the impact of the 904,674 stock options awarded to executives and other employees of Prism.

          Progress of wage payment implementation

          The implementation of our wage payment in South Africa requires us to be registered as a bank in South Africa, or to have access to an existing deposit taking license. We are currently pursuing all available avenues to either obtain our own license, or gain access to one. These approaches include:

  applying for a new banking license;
  purchasing an existing banking license; and
  entering into a joint venture arrangement with an existing banking institution to gain access to its banking license.

          These alternatives all have different inherent risks and timing considerations. Accordingly, we cannot predict when or if we may be able to obtain or gain access to a license and commence the implementation of our wage payment system in South Africa. During the year, we conducted extensive negotiations with one of the four largest banks in South Africa regarding the formation of a joint venture in order to enable us to use its banking license.

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

          We also believe that SARB is unlikely to grant any new banking licenses until the Basel 2 requirements have been implemented by all banks currently registered in South Africa. We believe that this compliance status will not be reached prior to the third or fourth quarter of fiscal 2007, and may be further delayed. We are therefore currently seeking to identify existing but smaller banks which share our vision, mission statement and long-term objectives and which do not perceive us as a threat to their existing business, target markets or technology platforms. We therefore, if necessary, will seek to obtain an equity stake in one of these existing banks in order to gain access to a banking license and to the national payment system.

          There have been recent press reports that the “Dedicated Banks Act” draft legislation will be tabled for approval by the South African Parliament in the near future. If approved, this new act will allow the creation of second-tier banks that require reduced levels of capitalization and compliance. If we do not have access to an existing banking license when the Dedicated Banks Act becomes effective, we will apply for a new license as soon as the process has been defined.

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

Description of Our Business and Operating Segments

          We analyze our business and operations in terms of four inter-related but independent operating segments: (1) transaction-based activities, (2) smart card accounts, (3) financial services, and (4) hardware, software and related technology sales. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations are included in corporate/ eliminations.

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

          Historically, a substantial majority of the revenues we derive from transaction-based activities has consisted of the service delivery component of the fee we charge to the provincial governments with whom we contract for the distribution of social welfare grants. The portion of the fee that relates to the provision of the smart card account is included in the smart card accounts segment. Transaction fees from participating merchants increased as a result of social welfare beneficiaries electing to receive their grants from a POS installed at merchants participating in our recently implemented POS infrastructure instead of visiting a pay-site. In addition, our cost base reduced as a result of social welfare beneficiaries receiving their grants at participating merchants instead of at a pay-site.

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

          Our UEPS retail application deployed into merchant stores throughout the Northern Cape, Eastern Cape, KwaZulu-Natal, Limpopo and North West provinces of South Africa allows all our card holders to load their social welfare grants or salaries onto their smart cards at any participating merchant. Once their smart cards have been loaded, card holders have the flexibility to either purchase goods or receive cash offline.

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

          We also operate a traditional microlending business with approximately 85 branches located throughout South Africa. These branches extend short-term loans for periods ranging from 30 days up to four months, with the majority of loans being 30-day loans. The fixed costs associated with the provision of these accounts are primarily the leasing of office premises and salaries associated with the extension of microlending loans.

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

          • ongoing software and hardware support/maintenance; and

          • license fees.

          One of our largest customers in this segment is Nedbank Limited, one of South Africa’s largest banks by asset size. We have an arrangement with Nedbank relating to the outsourcing of its entire POS device management system, front-end switching Stratus computer platform, development of their software systems, smart cards and POS device maintenance. We also supply hardware to Nedbank in the form of POS devices and card readers on an ad hoc basis.

Description of Income Statement Line Items

          Revenue

          Revenue includes (1) fees from provincial governments and participating merchants for transactions effected using our smart cards, including payment of social welfare grants and purchasing goods and services; (2) one time fixed fees we charge to provincial governments and employers for providing a smart card account to each card holder; (3) interest we earn on UEPS-based and traditional microlending and commissions from life insurance products that we sell on behalf of registered underwriters and (4) proceeds from the sale of hardware, software (including license fees) and related technology.

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

          General and Administration

          General and administration expenses consist primarily of (1) personnel expenses for our executive and administration employees, (2) costs associated with our head office facility, (3) costs associated with the compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, (4) professional fees, such as audit, legal, advisory and tax and (5) marketing and travel expenses.

          Depreciation and Amortization

          Depreciation and amortization consists of depreciation of property, plant and equipment and amortization of intangible assets.

          Costs Related to Public Offering and Nasdaq Listing

          These costs consist of the portion of the legal, accounting, regulatory and filing fees and other expenses incurred related to our public offering and Nasdaq listing in August 2005.

          Reorganization Charges

          These expenses consist primarily of fees we incurred in connection with the Aplitec transaction, including financial advisory fees, legal and accounting fees, printing expenses and filing fees.

          Interest Income, Net

          Interest income consists of interest we receive on our surplus cash in our bank accounts, net of the interest we pay on short-term borrowings. Interest income we earn from our business of providing short-term loans is included in revenue and is not included in interest income.

          Income Taxes

          We account for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events we recognize in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The tax rate in South Africa varies depending on whether income is distributed. The income tax rate is currently 29%, but upon distribution an additional tax of 12.5% is due based on the amount of dividends declared, net of dividends received during a dividend cycle. The decrease in the statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005 was promulgated on July 19, 2005, which has resulted in a decrease in our distributed rate from 37.78% to 36.89% . The effect of this change is shown in our 2006 taxation charge.

          Earnings from Equity-Accounted Investments

          We use the equity method to account for investments in a company when we have a significant influence, but not control, over the operations of the investee company. Under the equity method, we initially record the investment at cost on our balance sheet. We reflect in our statements of operations our proportionate share of the investee company’s net income or loss and we adjust the carrying value of the investment to reflect this net income or loss. Our interest in equity-accounted investments is summarized as follows:

Entity name	Interest
Permit Group 2 (Proprietary) Limited, or Permit	43.16%
SmartSwitch Namibia	50.00%
SmartSwitch Botswana	50.00%

          Permit owns 95% of the common stock of New Era Life Insurance Company, a provider of various insurance products to the South African market.

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

          Deferred Taxation

          We estimate our tax liability through the calculations done for the determination of our current tax liability when tax returns are filed, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that we believe recovery is unlikely, we create a valuation reserve. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on estimates and assumptions. Management has considered future taxable income over a five year forecasting period and ongoing feasible tax strategies in determining the need for the valuation allowance, but in the event that we were to determine that we would be able to realize deferred tax assets in the future, a valuation allowance may not be required which would increase net income in the period that such determination is made.

          Accounts Receivable and Provision for Doubtful Debts

          We maintain a provision for doubtful debts in our microlending business resulting from the inability of certain of our clients to make the required payments. Our policy is to provide for the full outstanding amount for all debts which are outstanding for 150 days and longer. As of June 30, 2006, the full amount of such debt outstanding totaled $6.7 million (ZAR 48.8 million), which is a 6% decrease, in ZAR terms, over the amount outstanding at June 30, 2005 ($7.8 million or ZAR 51.9 million). We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our clients to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each client.

          Research and Development

          Our business activities and product offerings depend on our proprietary UEPS software. As a result, we have a large group of software engineers and developers who are constantly revising and improving the core UEPS software. We account for the development cost of software intended for sale to licensees in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86. SFAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs during the years ended June 30, 2006, 2005 or 2004, particularly because the main part of our development is the enhancement and upgrading of existing products.

          We account for the costs to develop software for our internal use in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1, issued by the American Institute of Certified Public Accountants. SOP 98-1 requires these costs to be expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

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

          Recent accounting pronouncements

          Recent accounting pronouncements adopted

          Refer to Note 2 of our consolidated financial statements included under Item 8 – “Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

          Recent accounting pronouncements not yet adopted as of June 30, 2006

          Refer to Note 2 of our consolidated financial statements included under Item 8 – “Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements not yet adopted as of June 30, 2006, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 3	Year ended June 30,
	2006	2005	2004
ZAR : $ average exchange rate	6.4283	6.2219	6.9001
Highest ZAR : $ rate during period	7.5323	6.9473	7.8030
Lowest ZAR : $ rate during period	5.9256	5.5350	6.0576
Rate at end of period	7.2701	6.6840	6.2750

          Translation exchange rates

          We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2006, 2005 and 2004, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 4	June 30,
	2006	2005	2004
Income and expense items: $1 = ZAR .	6.4127	6.2096	6.9183

Balance sheet items: $1 = ZAR	7.2701	6.6840	6.2750

Results of operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with U.S. GAAP. Our discussion analyzes our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for the year ended June 30, 2006 do not reflect the operations of Prism as we completed that acquisition after the end of the 2006 fiscal year. Prism’s operations will be included in our consolidated financial statements from July 3, 2006.

          Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

          The following factors had a significant impact on our results of operations for the year ended June 30, 2006 as compared to the prior year:

  weakening of the South African rand, or ZAR, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our reported revenues and net income in U.S. dollars;
  increase in revenues from sales of hardware to Nedbank;
  revenues from hardware and software sales to SmartSwitch Namibia;
  decrease in margins in our traditional micro-lending operations; and
  continued adoption of our merchant acquiring project by cardholders, which resulted in higher volumes in our transaction-based activities.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 5	(US GAAP)
	Year ended June 30,
	2006	2005	$ %
	$ ’000	$ ’000	change
Revenue	196,098	176,290	11%
Cost of goods sold, IT processing, servicing and support.	50,619	50,682	0%
General and administration	48,627	45,897	6%
Depreciation and amortization	5,710	6,591	(13)%
Costs related to public offering and Nasdaq listing	1,529	1,817	(16)%
Operating income	89,613	71,303	26%
Interest income, net	5,889	2,389	147%
Income before income taxes	95,502	73,692	30%
Income tax expense	36,653	29,666	24%
Income before earnings from equity-accounted
investments	58,849	44,026	34%
Earnings from equity-accounted investments	383	536	(29)%
Net income	59,232	44,562	33%

	In South African Rand
Table 6	(US GAAP)
	Year ended June 30,
	2006	2005	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,257,525	1,094,688	15%
Cost of goods sold, IT processing, servicing and support.	324,607	314,714	3%
General and administration	311,833	285,001	9%
Depreciation and amortization	36,616	40,927	(11)%
Costs related to public offering and Nasdaq listing	9,805	11,283	(13)%
Operating income	574,664	442,763	30%
Interest income, net	37,765	14,835	155%
Income before income taxes	612,429	457,598	34%
Income tax expense	235,046	184,214	28%
Income before earnings from equity-accounted
investments	377,383	273,384	38%
Earnings from equity-accounted investments	2,456	3,329	(26)%
Net income	379,839	276,713	37%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the year ended June 30, 2006, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and increased hardware, software and related technology sales activity .

          The increase in operating income margin to 46% for the year ended June 30, 2006, from 40% for the year ended June 30, 2005, was primarily due to improved efficiencies across most activities, the continued adoption of our merchant acquiring initiative, the sale of hardware and high-margin software to SmartSwitch Namibia and a significantly improved contribution from our contract to pay social welfare grants in the Eastern Cape province. We do not expect that our operating income margin will increase significantly for the 2007 fiscal year, before taking into account the effect of the Prism acquisition.

          General and administration expenses increased during the year ended June 30, 2006 from the prior year due to compliance with Sarbanes, expenditure on non-executive directors’ fees resulting from the election of independent directors to our board, increased legal fees, increased auditor fees, increased bonuses, directors and officer’s insurance premiums, establishment of a presence in North America, an increase in the number of head office staff and salary increases.

          We completed our public offering and Nasdaq listing in August 2005. In addition to the $1.8 million (ZAR 11.3 million) incurred during the fourth quarter of fiscal 2005, we incurred an additional $1.50 million (ZAR 9.8 million) during fiscal 2006, related to legal fees, printing costs, registration and filing and accounting fees.

          We incurred Sarbanes compliance costs of approximately $1.0 million and $0.8 million during the years ended June 30, 2006 and 2005.

          Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with most of our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation and amortization expense has decreased during the year ended June 30, 2006 compared with the year ended June 30, 2005. This reduction in depreciation is partially offset by the increase in depreciation of our participating merchant POS terminals during the year ended June 30, 2006.

          Interest on surplus cash for the year ended June 30, 2006 decreased to $14.6 million (ZAR 93.6 million) from $16.4 million (ZAR 101.7 million) for the year ended June 30, 2005, due to the adjustment in the South African prime interest rate from an average of approximately 11.0% per annum for the year ended June 30, 2005, to 10.5% per annum for the year ended June 30, 2006. The effect of the decrease in the interest rate on interest received was partially offset by higher average cash balances during the year ended June 30, 2006.

          During the year ended June 30, 2006, our pre-funding obligation increased but our finance costs decreased due to the decrease in the South African prime interest rate and improved centralized cash management. Finance costs decreased from $14.0 million (ZAR 86.8 million) for the year ended June 30, 2005, to $8.7 million (ZAR 55.8 million) for the year ended June 30, 2006.

          We expect our interest on surplus cash to decrease and our finance costs to increase in the first quarter of fiscal 2007 as a result of lower available cash on hand due to the acquisition of Prism in July 2006.

          Total tax expense for the year ended June 30, 2006 was $36.7 million (ZAR 235.1 million) compared with $29.7 million (ZAR 184.2 million) during the same period in the prior year. The increase was due to our increased profitability in most segments. Our effective tax rate for fiscal 2006 is 38.4%, compared to 40.3% for fiscal 2005. The change in our effective tax rate is primarily due to the change in the statutory rate of taxation for South African domiciled companies and fewer non-deductible expenses during fiscal 2006 compared to fiscal 2005. The effect of the change in tax rate is included in our fiscal 2006 tax expense and is approximately $0.2 million (ZAR 1.0 million).

          For the years ended June 30, 2006 and 2005, earnings from Permit totaled approximately $1.0 million and $0.5 million (ZAR 6.4 million and ZAR 3.3 million), respectively.

          SmartSwitch Namibia commenced operations in February 2006 and generated a profit during these first months of trading due to the once off sale and financing of smart cards to NamPost, its first customer. We are required to eliminate unrealized income from license fees, software and hardware sales made to SmartSwitch Namibia of $0.5 million (ZAR 3.2 million) for the year ended June 30, 2006.

          Earnings from equity-accounted investments includes a loss, after elimination of unrealized income, of $0.6 million (ZAR 3.8 million) for the year ended June 30, 2006. We do not expect SmartSwitch Namibia to generate earnings during the first quarter of fiscal 2007 as it has only recently commenced operations.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Year ended June 30,
	2006	% of	2005	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	117,186	60%	103,653	59%	13%
Smart card accounts	36,220	18%	34,931	20%	4%
Financial services	16,129	8%	20,215	11%	(20)%
Hardware, software and related technology sales	26,563	14%	17,491	10%	52%
Total consolidated revenue	196,098	100%	176,290	100%	11%
Consolidated operating income (loss):
Transaction-based activities	60,653	68%	44,233	62%	37%
Smart card accounts	16,464	18%	15,878	22%	4%
Financial services	6,929	8%	9,316	13%	(26)%
Hardware, software and related technology sales	16,721	19%	5,689	8%	194%
Corporate/ Eliminations	(11,154)	(13)%	(3,813)	(5)%	193%
Total consolidated operating income	89,613	100%	71,303	100%	26%

Table 8	In South African Rand (US GAAP)
	Year ended June 30,
	2006		2005
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	751,483	60%	643,642	59%	17%
Smart card accounts	232,269	18%	216,907	20%	7%
Financial services	103,431	8%	125,527	11%	(18)%
Hardware, software and related technology sales	170,342	14%	108,612	10%	57%
Total consolidated revenue	1,257,525	100%	1,094,688	100%	15%
Consolidated operating income (loss):
Transaction-based activities	388,952	68%	274,669	62%	42%
Smart card accounts	105,579	18%	98,596	22%	7%
Financial services	44,434	8%	57,849	13%	(23)%
Hardware, software and related technology sales	107,227	19%	35,326	8%	204%
Corporate/ Eliminations	(71,528)	(13)%	(23,677)	(5)%	202%
Total consolidated operating income	574,664	100%	442,763	100%	30%

          Transaction-based activities

          In U.S. dollars, revenues increased by 13% for the year ended June 30, 2006, from the year ended June 30, 2005. Operating income increased by 37% for the year ended June 30, 2006, from the year ended June 30, 2005.

          In ZAR, revenues increased by 17% for the year ended June 30, 2006, from the year ended June 30, 2005. Operating income increased by 42% for the year ended June 30, 2006, from the year ended June 30, 2005.

          These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, and higher volumes from our provincial contracts. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring effort and reflect the elimination of inter-company transactions.

          Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring Project.”

          Higher volumes from our provincial contracts:

          During the year ended June 30, 2006, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the year ended June 30, 2006 increased 7% to 42,243,781 from the year ended June 30, 2005.

          The higher volumes under existing provincial contracts during the year ended June 30, 2006, as well as average revenue per grant paid, are detailed below:

Table 9
Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2006	2005	2006	2005
Province	2006	2005	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	18,117,676	16,774,940	3.13	2.88	20.14	17.85
Limpopo (B)	11,154,040	10,635,232	2.43	2.47	15.59	15.34
North West (C)	3,181,242	3,153,868	2.82	2.65	18.10	16.43
Northern Cape (D)	1,585,846	1,459,264	3.00	3.13	19.30	19.41
Eastern Cape (E)	8,204,977	7,410,272	1.87	1.99	12.04	12.35
Total	42,243,781	39,433,576

          (1) Average Revenue per Grant Paid excludes $ 0.86 (ZAR 5.50) related to the provision of smart card accounts.

          (2) Average Revenue per Grant Paid excludes $ 0.89 (ZAR 5.50) related to the provision of smart card accounts.

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

          E - in ZAR, the decrease in the Average Revenue per Grant Paid in Eastern Cape is due to fewer registrations.

          Through our merchant acquiring initiative, beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December. Our annual results were not affected as twelve full payment cycles were included in the fiscal 2006 results.

          Operating income margin for the year ended June 30, 2006 increased to 52% from 43% for the year ended June 30, 2005. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the North West and Limpopo provinces; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

          Smart card accounts

          In U.S. dollars, revenues and operating income each increased by 4% for the year ended June 30, 2006, from the year ended June 30, 2005.

          In ZAR, revenues and operating income each increased by 7% for the year ended June 30, 2006, from the year ended June 30, 2005.

          Operating income margin from providing smart card accounts was fairly constant at 45% for each of the years ended June 30, 2006 and 2005.

          Revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,653,696 smart card-based accounts were active at June 30, 2006, compared to 3,353,603 active accounts as at June 30, 2005. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

          Financial services

          In U.S. dollars, revenues decreased 20% for the year ended June 30, 2006, from the year ended June 30, 2005. Operating income decreased by 26% for the year ended June 30, 2006, from the year ended June 30, 2005.

          In ZAR, revenues decreased by 18% for the year ended June 30, 2006, from the year ended June 30, 2005. Operating income increased by 23% for the year ended June 30, 2006, from the year ended June 30,2004.

          Revenues from UEPS-based lending decreased during fiscal 2006 compared with fiscal 2005 due to the reduction in the rate of interest charged on UEPS-based loans during the year. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

          Revenues from our traditional microlending business decreased during the year due to increased competition, our strategic decision not to grow this business, lower interest rates charged on traditional microlending loans and the sale of loss making branches. The loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business.

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

          Some of the key indicators of these businesses are illustrated below:

Table 10	As at June 30,
	2006	2005		2006	2005
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change
Traditional microlending:
Finance loans receivable – gross	7,169	7,212	(1)%	52,117	48,208	8%
Allowance for doubtful finance loans
receivable	(3,448)	(3,636)	(5)%	(25,061)	(24,308)	3%
Finance loans receivable – net	3,721	3,576	4%	27,056	23,900	13%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	2,992	4,184	(28)%	21,750	27,967	(22)%
Total finance loans receivable,
net	6,713	7,760		48,806	51,867

Operating income margin for the financial services segment decreased to 43% for the year ended June 30, 2006 from 46% for the year ended June 30, 2005, primarily due to lower interest rates offered on our UEPS-based lending products and difficult operating conditions in our traditional micro-lending operations.

          Hardware, software and related technology sales

          In U.S. dollars, revenues increased by $9.1 million for the year ended June 30, 2006, from the year ended June 30, 2005. Operating income increased by $11.0 million for the year ended June 30, 2006, from the year ended June 30, 2005.

          In ZAR, revenues increased by ZAR 61.7 million for the year ended June 30, 2006, from the year ended June 30, 2005. Operating income increased by ZAR 71.9 million for the year ended June 30, 2006, from the year ended June 30, 2005.

          The increase in revenue for the year ended June 30, 2006, was due primarily to revenues earned from the orders to supply Nedbank with smart cards, smart card readers and terminals and the sale of hardware, software and licenses to SmartSwitch Namibia. Total revenues from the Nedbank orders during the year ended June 30, 2006, were approximately $13.3 million (approximately ZAR 85.3 million). Revenues from sales of hardware, software and licenses to SmartSwitch Namibia during the year ended June 30, 2006, totaled approximately $3.9 million (ZAR 24.9 million) of which approximately $0.5 million (ZAR 3.3 million), after taxation, has been eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations segment.

          During fiscal 2005 we provided Nedbank with 18,500 POS devices, 5,600 pin-pads and 66,000 merchant smart cards. Total revenues from this contract were $10.4 million (approximately ZAR 63.6 million) for the year ended June 30, 2005. This project was completed during the third quarter of fiscal 2005.

          Hardware sales to Nedbank are infrequent, and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future. In addition, we expect sales of hardware, software and licenses related to our international expansion to occur on an ad hoc basis as and when new international ventures, such as SmartSwitch Namibia and SmartSwitch Botswana, are established. We expect to provide hardware, software and licenses to SmartSwitch Botswana and software and licenses to SmartSwitch Nigeria during the first quarter of fiscal 2007.

          Corporate/ Eliminations

          In U.S. dollars, operating loss increased by $7.3 million for year ended June 30, 2006, from the year ended June 30, 2005.

          In ZAR, operating loss increased by ZAR 47.8 million for the year ended June 30, 2006, from the year ended June 30, 2005.

          Operating losses for the year ended June 30, 2006 includes expenses of $1.5 million (ZAR 9.8 million) related to our public offering and Nasdaq listing. During the year ended June 30, 2005, we incurred expenses of $1.8 million (ZAR 11.3 million) related to our public offering and Nasdaq listing

          Operating losses for the year ended June 30, 2006, includes increased expenditure related to compliance with Sarbanes, non-executive directors’ fees resulting from the election of independent directors to our board, increased legal and auditor fees, increased bonuses, directors and officer’s insurance premiums, establishment of a presence in North America, an increase in the number of head office staff and salary increases. Ignoring the effects of exchange rates, we expect inflationary increases to these and other expenses during fiscal 2007.

          As a result of the Prism acquisition we expect to incur increased expenses during fiscal 2007 related to directors and officers insurance, compliance with Sarbanes, and auditor fees. As of the date of this report, we are unable to quantify the full extent of these costs.

          Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

          The following factors had a significant impact on our results of operations for the year ended June 30, 2005 as compared to the prior year:

  fluctuations in the exchange rate between the ZAR, our functional currency, and the U.S. dollar, our reporting currency, which had a positive impact on our reported revenues and net income in U.S. dollars;
  revenues earned from hardware and smart cards to Nedbank, which did not occur during fiscal 2004;
  higher volumes in transaction-based activities and financial services; and
  expenses related to our public offering and Nasdaq listing.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 11	(US GAAP)
	Year ended June 30,
	2005	2004	$%
	$’000	$ ’000	change
Revenue	176,290	131,098	34%
Cost of goods sold, IT processing, servicing and support.	50,682	39,134	30%
General and administration	45,897	39,677	16%
Depreciation and amortization	6,591	5,676	16%
Costs related to public offering and Nasdaq listing	1,817	-
Reorganization charges	-	11,133
Operating income	71,303	35,478	101%
Interest income, net	2,389	3,640	(34)%
Income before income taxes	73,692	39,118	88%
Income tax expense	29,666	25,927	14%
Income before earnings from equity-accounted
investment	44,026	13,191	234%
Earnings from equity-accounted investment	536	87	516%
Net income	44,562	13,278	236%

	In South African Rand
Table 12	(US GAAP)
	Year ended June 30,
	2005	2004	ZAR
	ZAR	ZAR	%
	’000	’000	change

Revenue	1,094,688	898,768	22%
Cost of goods sold, IT processing, servicing and support.	314,714	265,003	19%
General and administration	285,001	274,497	4%
Depreciation and amortization	40,927	39,268	4%
Costs related to public offering and Nasdaq listing	11,283	-
Reorganization charges	-	77,021
Operating income	442,763	242,979	82%
Interest income, net	14,835	25,183	(41)%
Income before income taxes	457,598	268,162
Income tax expense	184,214	179,371	3%
Income before earnings from equity-accounted
investment	273,384	88,791	208%
Earnings from equity-accounted investment	3,328	602	453%
Net income	276,712	89,393	210%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the year ended June 30, 2005, was primarily due to the delivery of POS devices to Nedbank and the higher volumes in our transaction-based activities and financial services operating segments. The increase in depreciation and amortization for the year ended June 30, 2005 was due, in part, to the inclusion of the Net 1 UEPS Technologies, Inc. intangibles for the full year.

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

          In addition, we incurred significant time and expense in 2005 in order to implement and comply with the provisions of Sarbanes. These expenses are included in the General and Administration expenses line-item and include the appointment of permanent staff to implement and oversee our initial and continued compliance with Sarbanes, consulting fees of $0.7 million (ZAR 4.6 million) paid to external advisors and external audit costs related to the attestation of our compliance. Our continued compliance with Sarbanes may require similar levels of internal and external time and expense in the future. During the fourth quarter of fiscal 2005, we began the process of the public offering and Nasdaq listing described above. As of June 30, 2005, we had incurred expenses related to legal fees, printing costs, registration and filing and accounting fees in connection with this process totaling approximately $1.8 million. The offering and listing were completed in early August 2005, and we will incur additional costs related to this transaction in the first quarter of 2006.

          Analyzed in ZAR, interest on surplus cash for the year ended June 30, 2005 decreased to $16.4 million (ZAR 101.7 million) from $15.4 million (ZAR 106.4 million) for the year ended June 30, 2004, due to the decrease in the South African prime overdraft rate from an average of approximately 12% per annum during the year ended June 30, 2004 to approximately 11% per annum during the year ended June 30, 2005.

          During the year ended June 30, 2005, our increased pre-funding obligation resulted in higher finance costs, which were partially offset by the decrease in the South African prime overdraft rate. Thus, finance costs for the year ended June 30, 2005, increased from $11.8 million (ZAR 81.5 million) in 2004 to $14.0 million (ZAR 86.8 million) in 2005.

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

          In February 2005, the Finance Minister of South Africa announced in his annual budget speech for the 2005/2006 tax year the decrease in statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005. As of June 30, 2005, the change in the rate had not been promulgated by parliament in South Africa and thus is not the enacted rate as described in Statement of Financial Accounting Standard 109, Accounting for Income Taxes. The rate was promulgated on July 19, 2005, which will result in a decrease in our distributed rate (i.e. the statutory rate plus the effects related to a charge for Secondary Tax on Companies, which is currently 12.5%) from 37.78% to 36.89% . The effect of this change was shown in the first quarter of fiscal 2006 in our taxation charge.

          For the years ended June 30, 2005 and 2004, earnings from Permit totaled approximately $0.5 million and $0.09 million (ZAR 3.3 million and ZAR 0.6 million), respectively.

          Results of operations by operating segment

               The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 13	In United States Dollars (US GAAP)
	Year ended June 30,
	2005	% of	2004	% of	%
Operating Segment	$ ’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	103,653	59%	86,794	66%	19%
Smart card accounts	34,931	20%	23,065	18%	51%
Financial services	20,215	11%	16,633	13%	22%
Hardware, software and related technology sales	17,491	10%	4,606	3%	280%
Total consolidated revenue	176,290	100%	131,098	100%	34%
Consolidated operating income (loss):
Transaction-based activities	44,233	62%	23,713	67%	87%
Smart card accounts	15,878	22%	10,460	29%	52%
Financial services	9,316	13%	6,778	19%	37%
Hardware, software and related technology sales	5,689	8%	1,232	3%	362%
Corporate/ Eliminations	(3,813)	(5)%	(6,705)	(18)%	(43)%
Total consolidated operating income	71,303	100%	35,478	100%	101%

Table 14	In South African Rand (US GAAP)
	Year ended June 30,
	2005		2004
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	643,642	59%	592,255	66%	9%
Smart card accounts	216,907	20%	159,572	18%	36%
Financial services	125,527	11%	115,077	13%	9%
Hardware, software and related technology sales	108,612	10%	31,864	3%	241%
Total consolidated revenue	1,094,688	100%	898,768	100%	22%
Consolidated operating income (loss):
Transaction-based activities	274,669	62%	164,089	68%	67%
Smart card accounts	98,596	22%	72,533	30%	36%
Financial services	57,849	13%	46,696	19%	24%
Hardware, software and related technology sales	35,326	8%	8,525	4%	314%
Corporate/ Eliminations	(23,677)	(5)%	(48,864)	(21)%	(52)%
Total consolidated operating income	442,763	100%	242,979	100%	82%

          Transaction-based activities

          In U.S. dollars, revenues increased by 19% for the year ended June 30, 2005, from the year ended June 30, 2004. Operating income increased by 87% for the year ended June 30, 2005, from the year ended June 30, 2004.

          In ZAR, revenues increased by 9% for the year ended June 30, 2005, from the comparable period in 2004. Operating income increased by 67% for the year ended June 30, 2005, from the year ended June 30, 2004.

          These increases in revenues and operating income were due primarily to the rollout of our merchant acquiring system which began in July 2004, implementation of transacting ability at participating retailers’ POS devices, full operation of the Eastern Cape provincial contract and higher volumes from our other provincial contracts. We discuss these factors in more detail below.

          Rollout of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring Project.”

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

     Higher volumes from our other provincial contracts:

          We have experienced growth in most of the other provinces where we administer payments of social welfare grants. This growth has been mainly due to new qualifying criteria announced in 2003 by the South African government that increased the eligibility for child support grants, and a significant increase in the number of disability grants approved by the various provincial governments. In total, the volume of payments processed during the year ended June 30, 2005 increased 17.93% to 39,433,576 from the year ended June 30, 2004.

          The higher volumes under existing provincial contracts during the year ended June 30, 2005, as well as average revenue per grant paid, are detailed below:

Table 15
Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2005	2004	2005	2004
Province	2005	2004	(1)	(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	16,774,940	14,037,541	2.88	2.68	17.85	18.52
Limpopo (B)	10,635,232	9,402,141	2.47	2.29	15.34	15.84
North West (C)	3,153,868	3,127,808	2.65	2.42	16.43	16.73
Northern Cape (D)	1,459,264	1,389,735	3.13	2.81	19.41	19.41
Eastern Cape (E)	7,410,272	5,482,237	1.99	1.88	12.35	13.00
Total	39,433,576	33,439,462

          (1) Average Revenue per Grant Paid excludes $ 0.89 (ZAR 5.50) related to the provision of smart card accounts.

          (2) Average Revenue per Grant Paid excludes $ 0.79 (ZAR 5.50) related to the provision of smart card accounts.

          (A) - The decrease in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to the introduction of more low value child support grants during fiscal 2005. As we charge a percentage of the total amount distributed in KwaZulu-Natal, the introduction of more lower value grants will result in a decrease in the average revenue per grant paid.

          (B) - The decrease in the Average Revenue per Grant Paid in Limpopo is due to the once-off registration fees charged during the bulk enrollment of beneficiaries in fiscal 2004, when we commenced with the new contract in this province. The fee charged for payment is significantly less than the fee charged for registration.

          (C) - The decrease in the Average Revenue per Grant Paid in North West is primarily due to the introduction of more low value child support grants during fiscal 2005. Our fee for the payment of child support grants in the North West province is lower than the fee charged for all other grant types.

          (D) - No change to the Average Revenue per Grant Paid in the Northern Cape during fiscal 2005.

          (E) - The decrease in the Average Revenue per Grant Paid in the Eastern Cape is due to the once-off registration fees charged during the bulk enrollment of beneficiaries during the first half of fiscal 2004, when we were in the process of implementing our solution in this province. The fee charged for payment is significantly less than the fee charged for registration.

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

          Smart card accounts

          In U.S. dollars, revenues increased by 51% for the year ended June 30, 2005, from the year ended June 30, 2004. Operating income increased by 52% for the year ended June 30, 2005, from the year ended June 30, 2004.

          In ZAR, revenues and operating income each increased by 36% for the year ended June 30, 2005, from the year ended June 30, 2004.

          Operating income margin from providing smart card accounts was fairly constant at 45% for each of the years ended June 30, 2005 and 2004.

          Revenue from the provision of smart card based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,353,603 smart card-based accounts were active at June 30, 2005, compared to 3,066,581 active accounts as of June 30, 2004. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

          Financial services

          In U.S. dollars, revenues increased 22% for the year ended June 30, 2005, from the year ended June 30, 2004. Operating income increased by 37% for the year ended June 30, 2005, from the year ended June 30, 2004.

          In ZAR, revenues increased by 9% for the year ended June 30, 2005, from the year ended June 30, 2004. Operating income increased by 24% for the year ended June 30, 2005, from the year ended June 30, 2004.

          Revenues from UEPS-based lending improved as a result of growth in our loan portfolio as we expanded the areas where this service is offered. By contrast, the loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business aggressively.

          Our current UEPS-based lending portfolio comprises loans made to elderly pensioners in some of the provinces that distribute grants. We insure the UEPS-based lending book against default and thus no provision is required. UEPS-based lending is considered less risky as the grants are distributed to these lenders by ourselves and these loans are insured. An allowance for doubtful traditional microlending loans is established for all traditional microlending loans where it is considered likely that all or a portion of the principal amount of the loan or interest thereon will not be repaid by the borrower. Default is considered likely after a specified period of repayment default, which is generally not more than 150 days. The provision is assessed based on a review by management of the ageing of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

          The key indicators of these businesses are illustrated below:

Table 16	As at June 30,
	2005	2004		2005	2004
			$%	ZAR	ZAR	ZAR %
	$’000	$’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable
– gross	7,212	12,609	(43)%	48,208	79,124	(39)%
Allowance for doubtful
finance loans
receivable	(3,636)	(8,352)	(56)%	(24,308)	(52,410)	(54)%
Finance loans
receivable – net	3,576	4,257	(16)%	23,900	26,714	(11)%

UEPS-based lending:
Finance loans receivable –
net and gross (i.e., no
allowance)	4,184	5,043	(17)%	27,967	31,647	(12)%

Total finance loans
receivable, net	7,760	9,300		51,867	58,361

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

          Hardware, software and related technology sales

          In U.S. dollars, revenues increased by $12.9 million for the year ended June 30, 2005, from the year ended June 30, 2004. Operating income increased by $4.5 million for the year ended June 30, 2005, from the year ended June 30, 2004.

          In ZAR, revenues increased by ZAR 76.6 million for the year ended June 30, 2005, from the year ended June 30, 2004. Operating income increased by ZAR 26.8 million for the year ended June 30, 2005, from the year ended June 30, 2004.

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

          Corporate/ Eliminations

          In U.S. dollars, operating loss decreased by 43% for year ended June 30, 2005, from the year ended June 30, 2004.

          In ZAR, operating loss decreased 52% for the year ended June 30, 2005, from the year ended June 30, 2004.

          The decrease in the operating loss for the Corporate/ Eliminations segment is mainly due to the non-recurring reorganization charge of $11.1 million (ZAR 77.0 million) incurred in 2004. However, for the year ended June 30, 2005, we incurred non-recurring charges of approximately $1.8 million (ZAR 11.3 million) related to the public offering and Nasdaq listing in August 2005. In addition, Net 1 UEPS Technologies, Inc.’s operating losses are for the full year ended June 30, 2005, compared with only 23 days from June 7, 2004, the date of the Aplitec transaction, to year end June 30, 2004 in the comparative period.

          Operating income for the year ended June 30, 2005, includes consulting fees incurred of approximately $0.7 million (ZAR 4.6 million) paid to external consultants and our auditors related to our documentation, implementation and compliance with Sarbanes.

          In the first quarter of 2006, we will incur additional expenses related to the public offering and Nasdaq listing and compliance with Sarbanes. As at the date of this report, we are unable to quantify the full extent of these costs.

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At June 30, 2006, prior to closing the Prism acquisition, our cash balances were $189.7 million, which were composed of ZAR-denominated balances of ZAR 1,095.9 million ($150.7 million), U.S. dollar-denominated balances of $39.0 million and euro-denominated balances of €0.01 million ($0.01 million).

          Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the United States and European money markets.

          Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have no long-term indebtedness. We have aggregate credit facilities of $75.7 million (ZAR 550 million). From time to time, we have borrowed under these facilities on a short-term basis when our pre-funding requirements exceed the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

          We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $46.8 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The significant increase in the number of social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces during fiscal 2006 has increased our pre-funding requirements and may require us to obtain external financing in the medium to long-term for the pre-funding of these grant payments.

          In addition, concurrently with the closing of the Prism acquisition on July 3, 2006, we paid approximately $95.2 million (ZAR 687.0 million) in cash for all Prism shares and share options, which has significantly reduced the amount of our available cash and has affected the frequency in which we use our credit facilities. While we currently believe that these credit facilities are sufficient to fund our combined operations for at least the next twelve months, the reduction in our available cash may require us to seek additional sources of capital through an increase in availability under our credit facilities or issuance of debt securities. There can be no assurance that we will be able to secure such additional financing on acceptable terms.

          Cash flows from operating activities

          Cash flows from operating activities for the year ended June 30, 2006, increased to $75.8 million (ZAR 486.6 million) from $38.1 million (ZAR 236.6 million) for the year ended June 30, 2005. The increase is largely due to increased business activities in our transaction-based activities and hardware, software and related technology sales segments and better working capital management. The payment of welfare grants through our merchant acquiring network increases our operating cash flows as the total costs to distribute grants through our merchant acquiring network are lower compared to paying grants at pay sites. In addition, during the year ended June 30, 2005, we paid $8.5 million (ZAR 51.7 million) in non-recurring taxes related to the Aplitec transaction in June 2004. During the year ended June 30, 2006, we paid provisional taxes of approximately $3.2 million (ZAR 20.5 million) related to the tax year ended June 30, 2005 and provisional taxes of approximately $24.2 million (ZAR 155.9 million) related to the tax year ended June 30, 2006. In addition, we paid Secondary Taxation on Companies, or STC, of approximately $0.5 million (ZAR 3.3 million) related to the closure and deregistration of dormant subsidiaries. See the table below for a summary of all taxes paid.

          Taxes paid during the year ended June 30, 2006 and 2005 were as follows:

Table 19		Year ended June 30,
	2006	2005	2006	2005
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	11,963	10,770	74,905	61,931
Second provisional payments	12,223	7,773	80,953	51,293
Third provisional payments	2,861	10,871	18,361	61,690
Taxation paid related to prior years	837	n/a	5,331	n/a
Taxation refunds received	(523)	n/a	(3,209)	n/a
Secondary taxation on companies	496	n/a	3,332	n/a
Taxes arising from reorganization	n/a	8,458	n/a	51,706
Total tax paid	27,857	37,872	179,673	226,620

          The South African Revenue Service has increased our second provisional payments for certain of our South African subsidiaries and has requested that we pay approximately $8.7 million (based on the year end exchange rate of $1: ZAR 7.27) (ZAR 63.0 million). These will have a negative impact on our cash flows from operating activities for the first quarter of 2007.

          Cash flows from operating activities for the year ended June 30, 2005, decreased to $38.1 million (ZAR 236.6 million) from $41.8 million (ZAR 290.4 million) for the year ended June 30, 2004. The decrease is largely attributable to the taxes paid during the year ended June 30, 2005, related to the Aplitec transaction, which we accrued as of June 30, 2004. We were also required to pay higher provisional taxes due to our increased profitability during the year ended June 30, 2005. See the table above for a summary of all taxes paid. Cash flows from operating activities, excluding the impact of these tax payments, increased due to higher levels of revenue and operating profit during the year, partially offset by changes in working capital. Payments received under the Eastern Cape provincial government contract are due seven business days from invoice. Our last invoice sent prior to year end was not due until after June 30, 2005 and we received payment in the first week of the first quarter of 2006, which decreased our cash on hand because we pre-fund beneficiary payments in this province.

          Cash flows from investing activities

          Cash used in investing activities for the year ended June 30, 2006 includes capital expenditure of $1.8 million (ZAR 11.5 million), of which $0.6 million (ZAR 3.7 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. During the year ended June 30, 2006, we invested $0.6 million (ZAR 4.0 million) in equity and lent $2.0 million (ZAR 12.5 million) to SmartSwitch Namibia. During the fourth quarter of fiscal 2006 we invested $0.7 million (ZAR 4.5 million) in equity and lent $0.7 million (ZAR 4.5 million) to SmartSwitch Botswana, a UEPS based switching system established in Botswana.

          Cash used in investing activities for the year ended June 30, 2005, includes capital expenditure of $3.4 million (ZAR 21.0 million), of which $0.4 million (ZAR 2.8 million) related to the purchase of an additional transaction processing computer at head-office and $1.7 million (ZAR 10.4 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project.

          Investing activities for the year ended June 30, 2004, consisted mainly of capital expenditures of $2.8 million (ZAR 19.4 million), loans of approximately $0.8 million (ZAR 4.9 million) and approximately $0.9 million (ZAR 6.5 million) to Permit and Imvume Resources (Pty) Ltd to enable Permit to acquire 95% of the issued share capital of New Era Life Insurance Company Ltd., and the acquisition of contract rights in the Limpopo province amounting to $1.3 million (ZAR 9.0 million).

          Cash flows from financing activities

          During the year ended June 30, 2006, we received approximately $31.5 million (ZAR 202.0 million), net of share issue costs of approximately $2.4 million (ZAR 15.6 million), from the underwriters of our public offering exercising their option to acquire 1,538,794 shares of our common stock. We also received approximately $1.1 million (ZAR 7.1 million) from employees to repay loans associated with stock options granted to them as well as the interest thereon. In addition, we received approximately $1.0 million (ZAR 6.4 million) from the proceeds of stock options exercises by directors and executive officers.

          During the fourth quarter of fiscal 2006, we paid $4.0 million (ZAR 25.7 million) to repurchase 147,973 shares of our common stock which we expect to sell to certain employees of Prism in accordance with the implementation agreement relating to the Prism acquisition.

          There were no significant cash flows from financing activities during the year ended June 30, 2005.

          During the year ended June 30, 2004, net cash received from the issue of common and preferred stock of $53.7 million (ZAR 336.8 million), resulted from the issuance of shares of common stock to the private equity funds that funded the Aplitec transaction. The cash distribution and dividend paid to shareholders during the year ended June 30, 2004 consisted of $72.7 million (ZAR 456.0 million) as a result of the Aplitec transaction and $5.1 million (ZAR 35.5 million) paid to Aplitec shareholders as a dividend pursuant to Aplitec’s dividend policy at the time.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          Capital expenditures for the years ended June 30, 2006, 2005 and 2004 were as follows:

Table 20	Fiscal year ended June 30,
				2006	2005	2004
	2006	2005	2004	ZAR	ZAR	ZAR
Operating Segment	$’000	$’000	$’000	’000	’000	’000

Transaction-based activities	1,372	2,604	2,371	8,798	16,141	16,435
Smart card accounts	-	-	-	-	-	-
Financial services	449	832	185	2,879	5,169	1,280
Hardware, software and related
technology sales	-	-	34	-	-	234
Corporate / Eliminations	-	-	218	-	-	1,512
Consolidated total	1,821	3,436	2,808	11,677	21,310	19,461

          We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

          As mentioned above, our capital expenditures for the year ended June 30, 2006 related mainly to the acquisition of POS and pin-pad devices that we lease to participating retailers. Our capital expenditures for the year ended June 30, 2005, related mainly to the acquisition of a new transaction processing computer at our head-office and the acquisition of POS and pin-pad devices that we lease to participating retailers. Our capital expenditures for the year ended June 30, 2004 were mainly due to expansion in all provinces, as we experienced significant growth in the number of customers we had to service. Capital expenditures during the year ended June 30, 2004, were primarily due expansion in all provinces, as we experienced significant growth in the number of customers we had to service. Our other business activities require relatively little capital investment.

          All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had no outstanding capital commitments at June 30, 2006. We anticipate that capital spending for the first quarter of fiscal 2007 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 21	Payments due by Period, as at June 30, 2006 (in $ ’000s)
	Due	Due	Due	Due	Due	More
	within	within	within 3	within 4	within 5	than 5
	1 year	2 years	years	years	years	years	Total
Operating lease
obligations	1,181	901	307	33	-	-	2,422
Purchase obligations	894	-	-	-	-	-	894
Total	2,075	901	307	33	-	-	3,316

Employee Benefits

          We do not provide retirement benefits to any of our employees. We provide our employees with a choice of two health care service providers of which we pay the monthly contribution. We do not provide any post-retirement health benefits.

Insurance

          We annually assess our risk exposure. At June 30, 2006, we believe that all risks were adequately covered by third party insurers, except where we considered the cost of insurance coverage to be excessive in relation to the probability and extent of loss or we were unable to find any insurance underwriters willing to accept the risks associated with certain aspects of our business. We have confronted the latter with respect to insurance for losses or theft of cash from our delivery vehicles.

          The main categories of our insurance are: directors and officers liability; loss or damage to vehicles, electronic equipment and other assets; business interruption; motor vehicle third party claims; group personal accident; and employment practices liability.

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of June 30, 2006, 2005 and 2004, our outstanding foreign exchange contracts were as follows:

          As of June 30, 2006

Notional amount	Strike price	Maturity

EUR 627,372	ZAR 8.0529	November 30, 2006
EUR 17,091	ZAR 8.5339	August 1, 2006
EUR (627,372)	ZAR 8.2625	November 30, 2006

          As of June 30, 2005

Notional amount	Strike price	Maturity

USD 98,000	ZAR 6.0542	September 30, 2005
EUR 57,000	ZAR 8.3404	August 25, 2005
EUR 285,000	ZAR 8.4137	October 25, 2005
EUR 798,000	ZAR 8.4494	November 25, 2005
EUR 39,000	ZAR 8.4793	November 30, 2005
EUR 106,950	ZAR 8.4078	November 14, 2005
EUR 267,110	ZAR 8.4213	July 29, 2005
EUR 324,800	ZAR 8.4536	August 26, 2005
EUR 101,250	ZAR 8.3908	July 15, 2005

          As of June 30, 2004

Notional amount	Strike price	Maturity

EUR 16,250	ZAR 7.8475	July 12, 2004
EUR 202,000	ZAR 8.1822	August 2, 2004
EUR 16,250	ZAR 7.8878	August 10, 2004
EUR 16,250	ZAR 7.9299	September 10, 2004
EUR 16,250	ZAR 7.9749	October 12, 2004
EUR 263,200	ZAR 8.2129	October 29, 2004
EUR 4,243,000	ZAR 8.5225	January 7, 2005
USD 167,900	ZAR 6.2950	September 22, 2004

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $21,230 per month, while interest earned per month on any surplus cash increases by $12,786 per $13.8 million (ZAR 100 million).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-41 of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of disclosure controls and procedures

           Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006

          Internal Control over Financial Reporting

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

          Inherent Limitations in Internal Control over Financial Reporting

          Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

          Management’s Report on Internal Control Over Financial Reporting

          Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2006.

          Deloitte & Touche (South Africa), an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

          We have audited management's assessment, included in the accompanying 10K, Item 9A “Controls and procedures” that Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

          In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 of the Company and our report dated August 29, 2006 expressed an unqualified opinion on those financial statements with an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, with effect from July 1, 2005 using the modified prospective method.

/s/ Deloitte & Touche (South Africa)
Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 29, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2006, entitled “Election of Directors” and “Executive Officers”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2006, entitled “Executive Compensation and Other Matters”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2006, entitled “Security Ownership of Certain Beneficial Owners and Management”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2006, entitled “Certain Relationships and Related Transactions”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2006, entitled “Audit and Non-Audit Fees”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
2.1

Sale Agreement, dated October 31, 2003 between Net 1 Applied Technology Holdings Limited, Net 1 Investment Holdings (Proprietary) Limited, Net 1 Support Services (Proprietary) Limited and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.2

Subscription Agreement, dated as of October 31, 2003, between Net 1 UEPS Technologies, Inc. and Newshelf 713 (Proprietary) Limited (Incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.3

Asset Purchase Agreement, dated as of January 30, 2004, between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.4

Common Stock Purchase Agreement , dated as of January 30, 2004, between Net 1 UEPS Technologies, Inc and SAPEF III International G.P. Limited (or its nominees). (Incorporated by reference to Exhibit2.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.5

Subscription Agreement, dated November 10, 2003, between the Trustees for the time being of the New Aplitec Participation Trust and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.5 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.6

Trust Deed for the Aplitec Holding Participation Trust, dated October 31, 2003, entered into between Newshelf 713 (Proprietary) Limited and Brait Capital Parters Trustees (Proprietary) Limited. (Incorporated by reference to Exhibit 2.6 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333- 112463))

2.7

Trust Deed for the Aplitec Holdings Participation Trust, dated January 30, 2004, between Walker SPV, SAPEF III International G.P. Limited (in its capacity as original enforcer), Brait Capital Partners Trustees (Proprietary) Limited (in its capacity as trustee of the New Aplitec Participation Trust) and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 2.7 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.8

Umbrella Agreement, dated November 10, 2003, South African Private Equity Trust III and South African Private Equity Fund III L.P. and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.8 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.9

Underwriting Agreement, dated November 10, 2003, between South African Private Equity Trust III and South African Private Equity Fund III, L.P. and Newshelf 713 (Proprietary) Limited (Incorporated by reference to Exhibit 2.9 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333- 112463))

2.10

Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited, as amended (incorporated by reference to Exhibit 2.1 to our Form 8-K/A (SEC File No. 000-31203)), filed on April 7, 2006.

3.1

Articles of Incorporation of Net 1 UEPS Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended June 30, 2005 (SEC File No. 000-31203)) filed on September 13, 2005.

3.2

Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 3.5 to our Form 10-K for the year ended June 30, 2005 (SEC File No. 000-31203)) filed on September 13, 2005.

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed June 17, 2005)
10.1

Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.2

Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.3

Service Level Agreement between the Department of Social Welfare and Population Development, KwaZulu Natal and Cash Paymaster Services KwaZulu Natal (Pty) Limited (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.4

2004 Stock Incentive Plan (included as Annex B to the proxy statement/prospectus) (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333- 112463))

10.5

Product License Agreement between Net 1 Holdings S.a.r.l. and Banque De Gestion Et De Financement Burundi (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.6

Product License Agreement between Net 1 Holdings S.a.r.l. and Banque De Commerce, De Development Et D’Industrie B.C.D.I. S.A. Rwanda (Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.7

Product License Agreement between Net 1 Holdings S.a.r.l. and Net 1 Operations S.a.r.l. (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.8

Procurement and Commissioning Agreement between Net 1 Investment Holdings (Proprietary) Limited and Reserve Bank of Malawi (Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.9

Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.10

Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.11

Service Level Agreement between the Province of Eastern Cape Department of Social Development and CPS Eastern Cape (Proprietary) Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.12

Banking Facility between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.13

Facility between Cash Paymaster Services Eastern Cape and Nedbank Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333- 125273))

10.14

Addendum to Facility Letter – Approval of Increase Bridging Loan Facilities between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.15

Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333- 125273))

10.16

Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited (Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.17

Patent and Technology Agreement by and between Net 1 Investment Holdings (Proprietary) Limited and Nedcor Bank Limited (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.18

Patent and Technology Agreement by and between Net 1 Holdings S.a.r.l. and Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited (Incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.19

Agreement between Nedbank Limited and Net 1 UEPS Technologies, Inc. and Net 1 Applied Technologies South Africa Limited (Incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.20

Stock Purchase Agreement dated July 18, 2005, by and among CI Law Trustees Limited for the San Roque Trust, Dr. Serge C.P. Belamant, South African Private Equity Fund III, L.P., South African Private Equity Trust III, Brenthurst Private Equity II Limited, Brenthurst Private Equity South Africa I Limited, General Atlantic Partners 80, L.P., GapStar, LLC, GAP Coinvestments III, Brait International Limited, LLC, GAP Coinvestments IV, LLC, GAPCO GmbH & Co. KG and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.21

Placement Agent Agreement, dated July 18, 2005, among Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as Placement Agents, the sellers party thereto, and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.22	Amendment No. 1 to the Stock Purchase Agreement dated as of August 11, 2005
10.23

Stock Option Agreement dated as of January 9, 2006, by and between Net 1 UEPS Technologies, Inc. and David A. Schwarzbach (Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed February 7, 2006 (Commission File No. 000-31203))

10.24

Employment Agreement dated as of January 9, 2006, by and between Net 1 UEPS Technologies, Inc. and David A. Schwarzbach (Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed February 7, 2006 (Commission File No. 000-31203))

10.25

Service level agreement dated March 31, 2006, between the Limpopo Provincial Government in its Department of Health and Social Development and Cash Paymaster Services (Northern) (Pty) Ltd (Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed May 9, 2006 (Commission File No. 000-31203))

10.26

Addendum to service level agreement dated as of April 14, 2006, entered into by and between the KwaZulu-Natal Provincial Government, in its Department of Welfare and Population Development and Cash Paymaster Services (KwaZulu-Natal) (Pty) (Ltd)

14	Amended and Restated Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 8-K filed June 7, 2005)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

Date: August 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer and Chairman of the Board and	August 29, 2006
/s/ Serge C.P. Belamant	Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 29, 2006
/s/ Herman Gideon Kotze	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotze

/s/ Antony Charles Ball	Director	August 29, 2006
Antony Charles Ball

/s/ Chad Leonard Smart	Director	August 29, 2006
Chad Leonard Smart

/s/ Christopher Stefan Seabrooke	Director	August 29, 2006
Christopher Stefan Seabrooke

/s/ Alasdair Jonathan Kemsley Pein	Director	August 29, 2006
Alasdair Jonathan Kemsley Pein

/s/ Paul Edwards	Director	August 29, 2006
Paul Edwards

/s/ Florian P. Wendelstadt	Director	August 29, 2006
Floridan P. Wendelstadt

FORM 10-K — ITEM 8

NET 1 UEPS. TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Audit opinion

In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company at June 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, in 2006 the Company changed its method of accounting for stock based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective July 1, 2005. The Statement was adopted using the modified prospective method and accordingly prior periods’ information has not been restated .

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 29, 2006

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2006 and 2005

	2006	2005
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,735	$107,749
Pre-funded social welfare grants receivable	17,223	11,567
Accounts receivable, net	21,219	15,293
Finance loans receivable, net	6,713	7,760
Deferred expenditure on smart cards	656	3,014
Inventory	1,935	1,927
Deferred income taxes	3,237	3,354
Total current assets	240,718	150,664

LONG-TERM RECEIVABLE	946	969
PROPERTY, PLANT AND EQUIPMENT, net	3,757	6,216
EQUITY-ACCOUNTED INVESTMENTS	4,986	1,325
GOODWILL	13,923	14,636
INTANGIBLE ASSETS, net	5,649	7,944

TOTAL ASSETS	269,979	181,754

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	20	-
Accounts payable	2,073	2,315
Other payables	28,575	18,000
Income taxes payable	12,455	14,038
Total current liabilities	43,123	34,353

DEFERRED INCOME TAXES	17,846	10,399

TOTAL LIABILITIES	60,969	44,752

SHAREHOLDERS’ EQUITY
COMMON STOCK, net of treasury shares
Authorized shares: 83,333,333 with $0.001 par value;
Issued and outstanding shares: 2006: 49,596,879; 2005: 28,548,269	50	29

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares: 2006: 7,315,099; 2005: 26,733,521	7	27

B CLASS PREFERENCE SHARES
Authorized shares: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company): 2006:
53,900,752; 2005: 196,983,841	9	31

ADDITIONAL PAID-IN CAPITAL	105,792	71,960

TREASURY SHARES ISSUED: 2006: 147,973; 2005: 0	(3,958)	-

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	(9,763)	7,314

RETAINED EARNINGS	116,873	57,641

TOTAL SHAREHOLDERS’ EQUITY	209,010	137,002

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$269,979	$181,754

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)

REVENUE	$196,098	$176,290	$131,098

EXPENSE

Cost of goods sold, IT processing, servicing and support	50,619	50,682	39,134

General and administration	48,627	45,897	39,677

Depreciation and amortization	5,710	6,591	5,676

Costs related to public offering and Nasdaq listing	1,529	1,817	-

Reorganization charges	-	-	11,133

OPERATING INCOME	89,613	71,303	35,478

INTEREST INCOME, net	5,889	2,389	3,640

INCOME BEFORE INCOME TAXES	95,502	73,692	39,118

INCOME TAX EXPENSE	36,653	29,666	25,927

INCOME FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM
EQUITY-ACCOUNTED INVESTMENTS	58,849	44,026	13,191

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	383	536	87

NET INCOME	59,232	44,562	13,278

Net income per share

Basic earnings – common stock and linked units	1.05	0.81	0.40
Diluted earnings – common stock and linked units	1.03	0.80	0.38

See accompanying notes to consolidated financial statements.

NET 1 UEPS Technologies, Inc.
CONSOLIDATED STATEMENTS OF MOVEMENTS IN SHAREHOLDERS' EQUITY
for the years ended June 30, 2006, 2005 and 2004

					Special Convertible		B Class
	Common Stock				Preferred Stock		Preference Shares			Accumulated
	Number			Additional	Number		Number			Other
	of		Treasury	Paid-in	of		of		Retained	Comprehensive		Comprehensive
	Shares	Amount	shares	Capital	Shares	Amount	Shares	Amount	Earnings	Income (loss)	Total	Income (loss)
		'000	'000	'000		'000		'000	'000	'000	'000	'000
Balance - July 1, 2003	32,161,190	$6		$40,571	-	$0	-	$0	$30,889	$(962)	$70,504

Net Income									13,278		13,278	13,278

Movement in Foreign Currency
Translation Reserve										16,001	16,001	16,001

Items related to the Aplitec
transaction

Dividends paid									(35,665)		(35,665)

Cash distribution to Aplitec
shareholders				(37,002)							(37,002)

Reorganization of share capital	(31,910,238)	(6)		(64)	31,910,238	$32	235,128,068	$38			-

Issue of linked units to Brait in
accordance with underwriting
agreement	(250,952)	-		847	250,952	-	1,849,119	-			847

Reverse acquisition of Net 1 by Aplitec	2,642,143	3		7,931							7,934

Issue of common stock	17,610,238	18		52,813							52,831

Stock issued in accordance with 2004
Stock Incentive Plan	1,453,490	1		4,359							4,360

Issue of stock for transaction fees	833,333	1		2,499							2,500

Balance - June 30, 2004	22,539,204	23	-	71,954	32,161,190	32	236,977,187	38	8,502	15,039	95,588	29,279

Net Income									44,562		44,562	44,562

Recognition of deferred tax asset,
net of valuation allowance									4,577		4,577

Exercise of options by holders	581,396	1		1,743							1,744

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan				(1,744)							(1,744)

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	5,427,669	5		7	(5,427,669)	(5)	(39,993,346)	(7)			-

Movement in Foreign Currency
Translation Reserve										(7,725)	(7,725)	(7,725)

Balance - June 30, 2005	28,548,269	29	-	71,960	26,733,521	27	196,983,841	31	57,641	7,314	137,002	36,837

Net Income									59,232		59,232	59,232

Issue of shares in public offering	1,538,794	1		33,852							33,853

Share issue costs				(2,370)							(2,370)

Exercise of options by holders	239,367			1,605							1,605

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan				1,130							1,130

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan				(557)							(557)

Stock compensation charge				150							150

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	19,418,422	20		22	(19,418,422)	(20)	(143,083,089)	(22)			-

Acquisition of treasury shares
at market value	(147,973)	-	(3,958)	-							(3,958)

Movement in Foreign Currency
Translation Reserve										(17,077)	(17,077)	(17,077)

Balance - June 30, 2006	49,596,879	$50	$(3,958)	$105,792	7,315,099	$7	53,900,752	$9	$116,873	$(9,763)	$209,010	$42,155

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2006, 2005 and 2004

	2006	2005	2004
		In thousands

Cash flows from operating activities
Cash received from customers	$181,313	$174,704	$123,177
Cash paid to suppliers and employees	(83,434)	(101,024)	(72,825)
Cash generated by operations	97,879	73,680	50,352
Interest received	14,496	16,308	15,362
Finance costs paid	(8,741)	(13,974)	(11,698)
Income taxes paid	(27,857)	(37,872)	(12,121)
Net cash provided by operating activities	75,777	38,142	41,895

Cash flows from investing activities
Capital expenditures	(1,821)	(3,436)	(2,802)
Proceeds from disposal of property, plant and equipment	336	39	62
Proceeds from disposal of business	10	-	-
Long-term receivable granted	-	-	(937)
Acquisition of and advance of loans to equity-accounted investments	(4,030)	-	(707)
Acquisition of intangibles	-	-	(1,345)
Cash received on acquisition of Net 1 UEPS Technologies, Inc.	-	-	8
Net cash used in investing activities	(5,505)	(3,397)	(5,721)

Cash flows from financing activities
Proceeds from issue of common stock	33,661	-	52,831
Proceeds from issue of special convertible preferred stock	-	-	847
Acquisition of treasury stock	(3,958)	-	-
Proceeds from bank overdraft	20	-	17
Repayment of bank overdraft	-	(19)	-
Cash distributions to shareholders	-	-	(37,002)
Dividends paid	-	-	(40,753)
Net cash provided by (used in) financing activities	29,723	(19)	(24,060)

Effect of exchange rate changes on cash	(18,009)	(7,259)	13,855

Net increase in cash and cash equivalents	81,986	27,467	25,969

Cash and cash equivalents – beginning of period	107,749	80,282	54,313

Cash and cash equivalents at end of period	$189,735	$107,749	$80,282

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          Description of Business

          Net 1 UEPS Technologies, Inc. (“Net1”) was incorporated in the State of Florida on May 8, 1997, and was, prior to the transaction described below, engaged in the business of commercializing the smart card technology based on the Universal Electronic Payment System (“UEPS”) and Funds Transfer System (“FTS”) through the development of strategic alliances with national and international bank and card service organizations.

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

          As a result of the transaction described below, the former shareholders of Aplitec obtained a majority voting interest in Net1 on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. Accordingly, all the financial information included in this Form 10-K unless indicated otherwise for the periods up to June 7, 2004 represent the results of Aplitec prior to the date it acquired Net1. For the period from June 7, 2004 the financial information presented herein represents the consolidated results of Aplitec and Net1 with Net1 as the acquired entity. We refer to the continuing combined entity of Net1 and Aplitec and their consolidated subsidiaries as the “Company”. We refer to the historic Aplitec business before the transaction as “Aplitec”, and the subsidiary that legally acquired the business of Aplitec as “New Aplitec”. “Net1” refers solely to the Florida corporation and the business of Net1 prior to the Aplitec transaction.

          Although Aplitec is deemed to be the acquiring company for financial and reporting purposes, the legal status of Net1 as the surviving corporation has not changed.

          The Aplitec transaction had the following elements:

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

  The New Aplitec Participation Trust (the “South African Trust”) is a South African bewind trust established and existing under the laws of South Africa.

  The Aplitec Holdings Participation Trust (the “Cayman Trust”) is a purpose trust created under Part VIII of the Trust Law (2001 Revision) of the Cayman Islands.

  The Aplitec shareholders had the option of either electing to receive 190 South African cents per share and an investment in New Aplitec in the form of a nil paid renounceable letter of allocation representing an interest in a New Aplitec B class preference share (“B class preference shares”) and B class loans held by the South African Trust (collectively the “reinvestment option”) or cash of 500 South African cents per share. Shareholders who elected to receive the reinvestment option are described as “reinvesting shareholders”. In addition to the liquidation dividend, reinvesting shareholders were granted, units in the South African Trust with the right to receive, for no additional consideration, special convertible preferred stock of Net1, which are held by the Cayman Trust. These shares may be converted, upon the occurrence of a trigger event, to Net1 common stock on a one-for-one basis. A trigger event can occur when a unit holder gives notice to the South African Trust in writing of its intention to convert some or all of its B class preference shares and B class loans. A trigger event also includes the abolition or relaxation of Exchange Controls by the South African Reserve Bank to permit reinvesting shareholders to hold Net1 common stock directly or the winding up or placing under judicial management of New Aplitec or Net1.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Description of Business (continued)

  Upon receipt of notice of a trigger event, the trustee of the South African Trust will request delivery from the Cayman Trust of the number of shares of Net1’s special convertible preferred stock attributable to the units being converted. Upon delivery by the Cayman Trust, the South African Trust will transfer these shares of special convertible preferred stock, along with a proportionate number of B class preference shares and loan accounts to Net1 in exchange for shares of Net1’s common stock.

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

  On May 27, 2004, Net1 issued the equivalent of 32,161,190 of its special convertible preferred stock to the Cayman Trust, to be held for the benefit of Aplitec’s shareholders that elected the reinvestment option and the Underwriters.

  The combination of instruments issued to the reinvesting shareholders (B class preference shares and B Class loans in New Aplitec as well as rights to receive special convertible preferred stock in Net1) are referred to as “linked units” and the reinvesting shareholders that hold these instruments are referred to as “linked unit holders”. Both the Net1 common stock and the linked units have been reflected as shareholders’ equity. Refer to Note 10 – Capital Structure and Creditor Rights Attached to the B Class Loans for a detailed explanation of this treatment.

          On June 13, 2005, Net1 effected a one-for-six reverse stock split. Under Florida corporate law the reverse stock split was not required to be approved by the Net1’s shareholders. The following were previously retroactively restated as a result of the reverse stock split:

  number of shares of common and special convertible stock authorized, issued and outstanding, and the conversion ratio applicable to the securities included in the linked units issued in the transaction;

  stock issued under any of Net1’s stock compensation plans, including stock issued pursuant to the Net1’s 2004 Stock Incentive Plan;

  all per share measures, including, but not limited to basic and diluted earnings per share;

  certain price per share information related to the June 2004 Aplitec transaction; and

  reallocation of amounts from common stock to additional paid in capital as the par value of $0.001 per share did not change.

2.      SIGNIFICANT ACCOUNTING POLICIES

          Basis of presentation

          The accompanying consolidated financial statements include all majority owned subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

          Principles of consolidation

          The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
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

          Income taxes

          The Company provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The tax rate in South Africa varies depending on whether income is distributed. The income tax rate is currently 29%, but upon distribution an additional tax (Secondary Tax on Companies, or “STC”) of 12.5% is due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes using a combined rate of 36.89% . The income tax rate during the years ended June 30, 2005 and 2004 was 30%, and the combined rate was 37.78% . The decrease in the statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005 was promulgated on July 19, 2005, which has resulted in a decrease in the Company’s distributed rate from 37.78% to 36.89% for the fiscal year ended June 30, 2006.

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
for the years ended June 30, 2006, 2005 and 2004
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

          Intangible assets

          Intangible assets are shown at cost less accumulated amortization and are amortized over their useful lives, which vary between five and ten years. Intangible assets are periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

          Equity-accounted investments

          The Company uses the equity method to account for investments in companies when it has a significant influence but not control over the operations of the equity-accounted company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company’s net income (loss). In addition, dividends received from the equity-accounted company reduce the carrying value of our investment.

          Inventory

          Inventory is valued at the lower of cost and market value. Cost is determined on a first-in, first-out basis and includes transport and handling costs.

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
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Revenue recognition

          The Company recognizes revenue when:

  there is persuasive evidence of an agreement or arrangement;
  delivery of products has occurred or services have been rendered;
  the seller’s price to the buyer is fixed or determinable; and
  collectibility is reasonably assured.

          The Company’s principal revenue streams and their respective accounting treatments are discussed below:

          Fees and commissions

          The Company provides a State pension and welfare benefit distribution service to provincial governments in South Africa. Fees are computed based on the number of beneficiaries included in the government payfile. Fee income received for these services is recognized in the statement of operations when distributions have been made to the beneficiaries.

          Beneficiaries are able to load their pension and welfare grants at merchants enrolled in the Company’s participating retailer program in certain provinces. There is no charge to the beneficiary to load the grant onto a smart card at the merchant location, however, a fee is charged to the merchant for purchases made at the merchant using the smart card. A fee is charged to the merchant when the beneficiary makes a cash withdrawal. Fee income received for these services is recognized in the statement of operations when the transaction occurs.

          The Company provides an automated payment collection service to third parties, for which it charges monthly fees. These fees are recognized in the statement of operations as the underlying services are performed.

          Hardware sales

          Revenue from hardware sales is recognized when risk of loss has transferred to the customer and there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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
for the years ended June 30, 2006, 2005 and 2004
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

          Computer software development

          Costs in respect of the development of software intended for sale to licensees is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“FAS 86”). FAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development is generally short with immaterial amounts of development costs incurred during this period.

          Costs in respect of the development of software for the Company’s internal use are accounted for in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), issued by the American Institute of Certified Public Accountants. SOP 98-1 requires these costs to be expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Loan provisions and allowance for doubtful debts

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

          Allowance for doubtful debts

          A specific provision is established where it is considered likely that all or a portion of the amount due from customers renting point of sale (“POS”) equipment from the Company will not be recovered. Non-recoverability is assessed based on a review by management of the ageing of outstanding amounts, the location of the customer and the payment history in relation to those specific amounts.

          Stock-based compensation

          Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. In respect of awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight line basis over the requisite service period for the entire award. The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting. The expense is recorded in the statement of operations based on the employees’ respective functions.

          The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the statement of operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

          For the years ended June 30, 2005 and 2004, the Company accounted for its stock options using the intrinsic-value method prescribed in APB 25. Accordingly, compensation costs of stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the option exercise price and was charged to operations over the vesting period. For plans where the measurement date occurred after the grant date, referred to as variable plans, compensation cost was re-measured on the basis of the current market value of the Company’s stock at the end of each reporting period.

          The Company recognized compensation expense for variable plans with performance conditions if achievement of those conditions becomes probable. As required by FAS 123, the Company has included in these financial statements the required pro forma disclosures as if the fair-value method of accounting had been applied.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent accounting pronouncements adopted

          FASB Statement No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) was issued in December 2004 and replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. FAS 123R is effective for the Company from July 1, 2005. FAS 123R requires public companies to account for share-based payments using either the modified-prospective method or by using the modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of FAS 123R for all new share-based awards and based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123R that remain unvested on the effective date. The modified-retrospective method permits companies to restate, based on the amounts previously recognized under FAS 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption. The adoption of the modified-prospective method on July 1, 2005 by the Company did not have an impact on its overall results of operations or financial position.

          FASB Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28, was issued on May 30, 2005. The new statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement. The early-adoption of this statement has not had an impact on historical results. Rather, the impact depends on future changes in accounting principles.

          In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123(R)-2, Practical Accommodation to the Application of Grant Data as Defined in FASB Statement No. 123(R) (“FSP FAS 123(R)-2”). This FSP clarifies that a mutual understanding is presumed to exist at the date the award is approved by the board of directors, or management with relevant authority, if the following conditions are met:

  The recipient does not have the ability to negotiate the key terms and conditions of the award with the employer;
  The key terms and conditions of the award are expected to be communicated to all recipients within a relatively short time period from the date of approval; and
  All other criteria for determining the grant date have been met.

          The FSP should be applied upon the initial adoption of FAS 123R. Those entities that have previously adopted FAS 123R must apply the FSP’s provisions to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued. The adoption of the statement by the Company did not have an impact on its overall results of operations or financial position.

          In November 2005, the FASB issued FSP FAS No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123(R)-3”). This FSP provides a practical exception when a company transitions to the accounting requirements in FAS 123R. FAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by FAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by FAS 123R and accordingly, the FASB decided to allow a practical exception as documented in the FSP. FSP FAS 123(R)-3 is effective immediately. The adoption of the statement by the Company did not have an impact on its overall results of operations or financial position.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent accounting pronouncements adopted (continued)

          In November 2005, the FASB issued FSP FAS No. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS No. 115-1 and FAS 124-1 was effective for the Company in the third quarter of fiscal year 2006. The adoption of the statement by the Company did not have an impact on its overall results of operations or financial position.

          In December 2005, the FASB issued FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of a Credit Risk. This FSP addresses (1) the circumstances under which the terms of the loan products give rise to a concentration of credit risk and (2) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The FASB believes judgment is required to determine whether loan products have terms that give rise to a concentration of credit risk. Companies are required to apply the guidance in the FSP to reporting periods ending after December 19, 2005. The adoption of the statement by the Company did not have an impact on its overall results of operations or financial position.

          In February 2006, the FASB issued FSP FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event (“FAS FSP FAS 123R-4”). This FSP amends FAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in FAS 123R until it becomes probable that the event will occur. The guidance in this position shall be applied upon initial adoption of FAS 123R. The adoption of FSP FAS No. 123R-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

          Recent accounting pronouncements not yet adopted as of June 30, 2006

          In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, (“FAS 155”). FAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e. new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a pre-existing policy for automatic election. Once the fair value election has been made, the hybrid financial instrument may not be designated as a hedging instrument pursuant to FAS 133.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent accounting pronouncements not yet adopted as of June 30, 2006 (continued)

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

          In April 2006, the FASB issued FSP FIN No. 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). This FSP introduces the “by-design” approach to determine the variability to consider when applying FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (“FIN 46R”). The FSP requires an analysis of the design of the entity in determining the variability to be considered in applying FIN 46(R), and provides the following two steps:

  Analyze the nature of the risks in the entity; and
  Determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to interest holders.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent accounting pronouncements not yet adopted as of June 30, 2006 (continued)

          The FSP should be applied prospectively to all entities (including newly created entities) with which an enterprise first becomes involved, and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of the statement by the Company is not expected to have an impact on its overall results of operations, financial position or cash flows.

          In July 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘FIN 48’), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

          FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning July 1, 2007. The Company is currently assessing FIN 48 and has not yet determined the impact that the adoption of this interpretation will have on its financial position or results of operations.

          In June 2006, the EITF reached a consensus that the scope of Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. In addition, the scope of the consensus excludes taxes that are assessed on gross receipts or that are an inventoriable cost. The EITF also affirmed as a consensus the tentative conclusion that the presentation of taxes on either a gross basis or a net basis within the scope of this Issue is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Issue is effective for interim and annual periods beginning after December 15, 2006. The adoption of the Issue by the Company is not expected to have an impact on its overall results of operations, financial position or disclosure.

3.      PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

          The pre-funded social welfare grants receivable includes the amounts due from the provincial governments as a result of our merchant acquiring initiative, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces.

          The pre-funded social welfare grants receivable also includes the amounts due from the Eastern Cape and Kwa-Zulu Natal provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences a week before the start of a calendar month, with the exception of January. The January payment service typically commences during the first week of January.

          The June 30, 2005 amount was previously included in accounts receivable. Management believes that the nature of the pre-funded social welfare grants receivable is substantially different from other accounts receivable and has therefore disclosed the balances separately.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.      ACCOUNTS RECEIVABLE AND FINANCE LOANS RECEIVABLE

	2006	2005

Accounts receivable, trade, net	$16,695	$3,955
Accounts receivable, trade, gross	16,854	3,955
Allowance for doubtful accounts receivable, end of year	159	-
Allowance charged to statement of operations, re-measured at
year end rates	163	-
Amount utilized, re-measured at year end rates	(4)	-
Prepaid expenses related to Prism acquisition	582	-
Other receivables	3,942	11,338
Total accounts receivable, net	21,219	15,293

Finance loans receivable
UEPS-based lending	2,992	4,184
Traditional microlending – net	3,721	3,576
Traditional microlending – gross	7,169	7,212
Allowance for doubtful microlending loans , end of year	3,448	3,636
Allowance for doubtful microlending loans, beginning of year
re-measured at year end rates	3,344	7,841
Allowances charged to the statement of operations, re-
measured at year end rates	587	932
Amounts utilized, re-measured at year end rates	(483)	(5,137)

Total finance loans receivable	$6,713	$7,760

          Other receivables are included in Accounts receivable as of June 30, 2005, and are shown as a separate line item as of June 30, 2006.

          Receivables from customers renting POS equipment from the Company are included in Accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable.

          Prepaid expenses related to the acquisition of Prism Holdings Limited (“Prism”) includes legal and other professional fees. The acquisition closed on July 3, 2006, and these amounts will be capitalized to the purchase price of the acquisition.

          As previously disclosed, during the latter half of the third quarter and throughout the fourth quarter of 2005 the management of the Company’s traditional microlending businesses management reviewed the Company’s long outstanding finance loans. As a result of this review it was determined that $5.5 finance loans outstanding were not recoverable. The loans written off had been previously provided for in full and are shown in the above reconciliation in the line item – “Amounts utilized, re-measured at year end rates”. These write-offs had no effect on the statement of operations as they had been fully provided for previously. The Company’s policy for providing for doubtful finance loans has not changed

5.      DEFERRED EXPENDITURE ON SMART CARDS

          The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.      EQUITY-ACCOUNTED INVESTMENTS AND LONG TERM RECEIVABLE

          Permit Group 2 (Proprietary) Limited (“Permit”)

          On April 1, 2004, Aplitec purchased 43% of the issued share capital of the Permit Group 2 (Proprietary) Limited (“Permit”) for $10. A loan of approximately $0.8 million, bearing interest at the then current South African prime rate, currently 11%, and with no fixed repayment terms, was made to Permit in April 2004 and the proceeds of this loan was used to purchase 43% of a 95% interest in New Era Life Insurance Company Limited (“New Era”), a provider of various insurance products to the South African market.

          Imvume Resources (Pty) Limited, ("Imvume"), holds a 57% equity interest in Permit, and controls Permit through its majority voting rights. On April 1, 2004, Aplitec granted a loan of approximately $1 million to Imvume, for the purpose of enabling Imvume to make a loan to Permit. This loan to Imvume, bears interest at the current South African prime rate, currently 11%. The loan of approximately $0.9 million (at the year end exchange rate of $1: ZAR7.27) to Imvume is with recourse to the assets of Imvume, and as of the balance sheet date, management of the Company considers the loan to be recoverable.

          FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, Revised December 2003 (“FIN 46R”), clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as a Variable Interest Entity (“VIE”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

          On adoption of FIN46R, the Company determined that Permit was a VIE, as the loan to Permit represents a variable interest. However, the Company is not the primary beneficiary of Permit. Therefore, the Company has not consolidated Permit, and has accounted for Permit as an equity-accounted investment. The interest earned on the loan to Permit has been eliminated. The company's total outstanding loan balances exposed to loss as a result of its involvement with Permit is approximately $0.7 million. The maximum exposure to loss refers to the maximum loss that the Company would be required to record in its income statement as a result of its involvement with a VIE. It does not consider the probability of such losses actually being incurred.

          SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”)

          In September 2005, the Company obtained a 50% interest in the issued and outstanding ordinary share capital and loans of SmartSwitch Namibia. The Company determined that SmartSwitch Namibia is a VIE, as the loan to SmartSwitch Namibia represents a variable interest but that the Company is not the primary beneficiary of SmartSwitch Namibia. Therefore, the Company has not consolidated SmartSwitch Namibia, and has accounted for this investment using the equity method. The interest earned on the loan to SmartSwitch Namibia has been eliminated. The Company has sold hardware, software and licenses to SmartSwitch Namibia and defers recognition of 50% of the net income after tax related to these sales until SmartSwitch Namibia has used the purchased asset or has sold it to a third party. The deferral of the net income after tax is shown in the Elimination column in the table below.

          SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”)

          In May 2006, the Company obtained a 50% interest in the issued and outstanding ordinary share capital and loans of SmartSwitch Botswana. The Company determined that SmartSwitch Botswana is a VIE, as the loan to SmartSwitch Botswana represents a variable interest but that the Company is not the primary beneficiary of SmartSwitch Botswana. Therefore, the Company has not consolidated SmartSwitch Botswana, and has accounted for this investment using the equity method. The interest earned on the loan to SmartSwitch Botswana has been eliminated. As of June 30, 2006, SmartSwitch Botswana had not commenced operations.

          The functional currency of the Company’s equity-accounted investments is not the U.S. dollar and thus the investments are re-measured at the period end U.S. dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income. The functional currency of Permit is the South African rand, the functional currency of SmartSwitch Namibia is the Namibian dollar and the functional currency of SmartSwitch Botswana is the Botswana pula.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.      EQUITY-ACCOUNTED INVESTMENTS AND LONG TERM RECEIVABLE (continued)

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2006 and 2005:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total

Permit:
Balance as of July 1, 2004	-	$784	$35	$129	$948
Earnings from equity-accounted
investment	-	-	443	93	536
Foreign currency adjustment(1)	-	(48)	(34)	(77)	(159)
Balance as of June 30, 2005	-	736	444	145	1,325
Earnings from equity-accounted
investment	-	-	868	101	969
Foreign currency adjustment(1)		(59)	(145)	(23)	(227)
Balance as of June 30, 2006	-	677	1,167	223	2,067

SmartSwitch Namibia:
Share capital acquired/ loans
extended	$634	1,978			2,612
Loss from equity-accounted
investment			(68)	(518)	(586)
Foreign currency adjustment(2)	(98)	(259)	9	61	(287)
Balance as of June 30, 2006	536	1,719	(59)	(457)	1,739

SmartSwitch Botswana:
Share capital acquired/ loans
extended	710	708			1,418
Earnings (Loss) from equity-
accounted investment			(9)	9	-
Foreign currency adjustment(3)	(121)	(117)	-	-	(238)
Balance as of June 30, 2006	589	591	(9)	9	1,180

Equity-accounted investments	$1,125	$2,987	$1,099	$(225)	$4,986

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
          (3) – the foreign currency adjustment represents the effects of the fluctuations between the Botswana pula and the U.S. dollar, except for the foreign currency adjustment for loan balance which represents the effects of the fluctuations between the South African rand and the U.S. dollar.

          As the Company owns 50% of SmartSwitch Namibia, it is required to eliminate 50% of the net income generated from sales to SmartSwitch Namibia. The revenue generated and associated costs related to these sales are included in the line item captions above Net income from continuing operations before earnings from equity-accounted investments, net in the audited consolidated statement of operations for the years ended June 30 2006, 2005 and 2004. The elimination is included in the Earnings from equity-accounted investments, net line in the consolidated statement of operations for the years ended June 30, 2006, 2005 and 2004. The Company will recognize this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia is utilized in its operations, or has been sold to third party customers, as the case may be.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      PROPERTY, PLANT AND EQUIPMENT

	2006	2005

Cost:
Computer equipment	$9,596	$13,631
Furniture and office equipment	2,868	4,004
Motor vehicles	7,836	9,205
	20,300	26,840
Accumulated depreciation:
Computer equipment	7,722	11,236
Furniture and office equipment	1,927	2,607
Motor vehicles	6,894	6,781
	16,543	20,624
Carrying amount:
Computer equipment	1,874	2,395
Furniture and office equipment	941	1,397
Motor vehicles	942	2,424
	$3,757	$6,216

8.      GOODWILL AND INTANGIBLE ASSETS

          Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill, which is no longer amortized.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of July 1, 2004	$19,302	$(4,090)	$15,212
Foreign currency adjustment (1)	(826)	250	(576)
Balance as of June 30, 2005	18,476	(3,840)	14,636
Foreign currency adjustment (1)	(1,022)	309	(713)
Balance as of June 30, 2006	$17,454	$(3,531)	$13,923

          (1) – the Foreign currency adjustment represents the effects of the fluctuations between the South African Rand and the United States dollar on the gross carrying value and accumulated amortization.

          Summarized below is the carrying value and accumulated amortization of the intangible assets:

		2006			2005
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value

Finite-lived intangible assets:
FTS patent	$5,270	$(3,163)	$2,107	$5,733	$(2,867)	$2,866
Contract rights	2,308	(1,987)	321	2,510	(1,325)	1,185
Customer contracts	114	(50)	64	114	(26)	88
Exclusive licences	4,506	(1,349)	3,157	4,506	(701)	3,805
Total finite-lived intangible assets	$12,198	$(6,549)	$5,649	$12,863	$(4,919)	$7,944

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.      GOODWILL AND INTANGIBLE ASSETS (continued)

          The Company obtained its FTS patent on its acquisition of Net 1 Investment Holdings (Proprietary) Limited (“Net 1 Holdings”) on July 12, 2000. 100% of Net 1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $3.5 million at the year end exchange rate of $1: ZAR7.27), which was satisfied through the issuance of 9,750,000 shares of the Company’s common stock. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $4.8 million (or $1.7 million at the year end exchange rate of $1:ZAR7.27) . Net 1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based.

          Aggregate amortization expense on the FTS patent for the year ended June 30, 2006 was approximately $0.6 million (2005: $0.6 million, 2004: $0.6 million).

          In December 2003 the Company entered into an agreement with various black economic empowerment partners (the “partners) whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The contract rights will be amortized over the contract period of three years. Amortization for the year ended June 30, 2006 is approximately $0.9 million (2005: $0.9 million 2004: $0.5 million).

          As a result of the accounting for the Aplitec transaction as a reverse acquisition, the assets and liabilities of the Company were valued in accordance with the requirements of FASB Statement No. 141, Business Combinations, (“FAS 141”). The customer contracts and exclusive licenses were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of five and seven years respectively. Amortization expense for the customer contracts and exclusive licenses for the year ended June 30, 2006, is $0.02 million and $0.6 million, respectively, (2005: $0.02 million and $0.6 million, respectively 2004: $0.002 million and $0.05 million, respectively).

          Future annual amortization expense is estimated at $1.8 million per annum. Actual annual amortization expense to be reported in future periods could differ from this estimate as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

          As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

		June 30, 2006
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$3,315	$(977)	$2,338
Smart card accounts	-	-	-
UEPS-based financial services	6,782	(1,902)	4,880
Hardware, software and related technology sales	7,357	(652)	6,705
Total	$17,454	$(3,531)	$13,923

		June 30, 2005
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$3,606	$(1,063)	$2,543
Smart card accounts	-	-	-
UEPS-based financial services	7,376	(2,068)	5,308
Hardware, software and related technology sales	7,494	(709)	6,785
Total	$18,476	$(3,840)	$14,636

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.      OTHER PAYABLES

	2006	2005

Participating merchants settlement obligation	$11,320	-
Payroll related payables	1,731	$300
Accruals	5,294	5,425
Value-added tax payable	1,364	1,190
Other payables	5,081	7,931
Provisions	3,785	3,154
	$28,575	$18,000

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

  B Class preference shares in Net 1 Applied Technologies South Africa Limited (“New Aplitec”) and

  B Class loans issued by New Aplitec.

          Although the linked units include certain instruments (the B Class preference shares and the B Class loans) that are legally equity of a subsidiary of Net1, they have been treated as equity of Net1 and recorded as part of shareholders’ equity in these, in recognition of their substance, which is economically equivalent to that of common stock.

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

          Voting rights – Holders of shares of special convertible preferred stock have the same voting rights as holders of common stock. Therefore, a linked unit-holder is able to vote on the same matters as a holder of common stock, including the selection of directors, corporate decisions submitted to shareholder vote, and decisions regarding distribution of earnings. In addition, the special convertible preferred stock does not provide any additional rights with respect to control of Net1 not shared by holders of common stock.

          Dividend rights – Holders of common stock and linked units have similar rights to the distribution of Net1’s earnings.

          Liquidation rights – In the event of a liquidation of Net1 or New Aplitec, the linked units are automatically convertible into common stock of Net1, thereby allowing a linked unit holder to have identical liquidation rights to a holder of common stock in the event of liquidation.

          Sale rights – A linked unit holder can only dispose of its interest in Net1 by 1) converting the linked units into common stock and 2) selling the common stock on the open market. Therefore, a holder of the linked units receives the same risk and rewards in market price fluctuation as a common stockholder of Net1.

          Common stock

          Holders of shares of Net1’s common stock are entitled to receive dividends and other distributions when declared by Net1’s board of directors out of funds available. Payment of dividends and distributions is subject to certain restrictions under the Florida Business Corporation Act, including the requirement that after making any distribution Net1 must be able to meet its debts as they become due in the usual course of its business.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

          Common stock (continued)

          Upon voluntary or involuntary liquidation, dissolution or winding up of Net1, holders of common stock share ratably in the assets remaining after payments to creditors and provision for the preference of any preferred stock according to its terms. There are no pre-emptive or other subscription rights, conversion rights or redemption or scheduled installment payment provisions relating to shares of common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

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

          Special convertible preferred stock

          The special convertible preferred stock ranks, on parity, without preference and priority, with Net1’s common stock with respect to dividend rights (except as described below) or rights upon liquidation, dissolution or winding-up of Net1. The special convertible preferred stock is junior in preference and priority to each other class or series of preferred stock or other equity security of Net1 under terms which may be determined by the board of directors to expressly provide that such other security rank senior in preference or priority to the special convertible preferred stock with respect to dividend rights or rights upon liquidation, dissolution or winding-up of Net1.

          So long as any shares of special convertible preferred stock are outstanding, Net1’s board will determine immediately prior to the declaration of any dividend or distribution (i) the portion, if any, of Net1’s assets available for such dividend of distribution that are attributable to funds or assets from New Aplitec, regardless of the manner received (the “South African Amount”) and (ii) the portion of such funds or assets that is not from New Aplitec (the “Non-South African Amount”). The South African Amount will not include amounts received from New Aplitec due to its liquidation, distribution or dividend after insolvency or winding up.

          So long as any shares of special convertible preferred stock are outstanding, (i) any dividends or distributions by Net1’s board of Non-South African Amounts must be paid pro rata to all holders of common stock and special convertible preferred stock and (ii) and dividends or distributions by Net1’s board of South African Amounts can be paid only to holders of common stock. Net1’s board has complete discretion to declare a dividend or distribution with respect to South African Amounts or Non-South African Amounts.

          In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of Net1, all outstanding shares of special convertible preferred stock will automatically convert and holders of such stock will be entitled to receive pari passu with holders of common stock, any assets of Net1 distributed for the benefit of its shareholders.

          Holders of special convertible preferred stock have the right to receive notice of, attend, speak and vote at meetings of Net1’s shareholders, and are entitled to vote on all matters on which holders of common stock are entitled to vote. Each holder of special convertible preferred stock present in person, or the person representing such holder, is entitled to a number of votes equal to the number of shares of common stock that would be issued upon conversion of the special convertible preferred stock held by such holder on the record date.

          B class preference shares

          Net1 owns 100% of the A class common stock and A class loans in issue of New Aplitec. The B class preference shares rank pari passu with the New Aplitec A class stock in respect of participation in dividends and return of capital prior to winding-up of New Aplitec. The B class preference shares shall not, however, participate in dividends or a return of capital on a winding-up of New Aplitec for any reason. However, the unit holders will participate, as the B class preference stock will automatically convert into Company common stock on a winding-up of New Aplitec. The B class preference shares cannot be sold or transferred other than to Net1 pursuant to the occurrence of a trigger event. Therefore, the B class preference shares, the B class loans and the rights to receive Company special convertible preferred stock are linked together and cannot be traded separately.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

          B class preference shares (continued)

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

          Conversion of special convertible preferred stock to common stock

          Special convertible preferred stock is convertible into shares of common stock on a one-for-one basis upon the occurrence of a trigger event. With each converted share of special convertible preferred stock that is converted, Net1 will receive:

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

          During the year ended June 30, 2006, 19,418,422 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 143,083,089 linked units during year ended June 30, 2006. The net result of these conversions was that 143,083,089 B class preference shares and B class loans were ceded to Net1 during the year ended June 30, 2006, which converted 19,418,422 shares of special convertible preferred stock to 19,418,422 common stock in return for the ownership of the 143,083,089 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 19,418,422 and the number of outstanding shares of special convertible preferred stock has decreased by 19,418,422. In addition, as a consequence of the conversion, Net1 now owns 183,076,435 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.031 million to $0.009 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

          During the year ended June 30, 2005, 5,427,669 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 39,993,346 linked units during year ended June 30, 2005. The net result of these conversions was that 39,993,346 B class preference shares and B class loans were ceded to Net1 during the year ended June 30, 2005, which converted 5,427,669 shares of special convertible preferred stock to 5,427,669 common stock in return for the ownership of the 39,993,346 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 5,427,669 and the number of outstanding shares of special convertible preferred stock has decreased by 5,427,669. In addition, as a consequence of the conversion, Net1 now owns 39,993,346 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.038 million to $0.031 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.      REVENUE

	2006	2005	2004

Sale of goods	$17,867	$11,885	$3,321
Loan based interest received	15,017	19,069	15,678
Services rendered	163,214	145,336	112,099
	$196,098	$176,290	$131,098

12.      STOCK-BASED COMPENSATION

          2004 Stock Incentive Plan

          The shareholders of Net1 approved the 2004 Stock Incentive Plan (the “Plan”) on May 27, 2004. The Plan permits Net1 to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of Net1’s board of directors (‘the Committee”) administers the Plan.

          Term

          No awards may be granted under the Plan after the tenth anniversary of the effective date of the Plan, but awards granted before such tenth anniversary may extend beyond that date.

          Shares Reserved for Awards and Limits on Awards

          The total number of shares of common stock initially available under the Plan was 2,906,980, of which 1,453,490 shares were used with respect to stock options, and 1,453,490 shares were used in respect of other stock-based awards. The maximum number of shares for which stock options and stock appreciation rights, or for which other stock-based awards may be granted during a calendar year to any participant is 436,047, which is approximately 30% of the total number of shares that may be used with respect to stock options or stock-based awards under the Plan.

          Options Granted under 2004 Stock Incentive Plan

          In 2004, all stock options available for grant under the Plan were granted to the Company’s directors, officers, other employees and other eligible participants as non-qualified stock options. 20% of these options became exercisable on the date of grant, and 20% of the remaining options become exercisable on first, second, third and fourth anniversaries of the date of grant. The options expire ten years from date of grant. Under the rules governing the stock options, those stock options held by persons other than directors and executive officers are automatically exercised on the date they first become exercisable, with payment upon exercise provided by a loan from Net1 to the option holder. Such loans are on a recourse basis and bear interest at market rates. Stock options held by directors and executive officers are not automatically exercised when they first become exercisable and no loan is extended for the payment for the exercise price upon exercise. All shares acquired upon exercise, whether held by directors, executive officers or others, may only be sold eleven months after they become exercisable, except as otherwise permitted by the Committee.

          Stock Appreciation Rights

          The Committee also may grant stock appreciation rights, either singly or in tandem with underlying stock options. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash or shares of our common stock (as determined by the committee) equal in value to the excess of the fair market value of the shares covered by the right over the grant price. No stock appreciation rights have been granted.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      STOCK-BASED COMPENSATION (continued)

          2004 Stock Incentive Plan (continued)

          Other Stock-Based Awards granted under 2004 Stock Incentive Plan

          In 2004, as a condition precedent to the Aplitec transaction, other stock-based awards available for grant under the 2004 Stock Incentive Plan were granted to directors, officers and other persons. These grants were valued at $3.00 per other stock-based award, vest immediately and can be exercised ratably, on an annual basis, over a period of five years, commencing with the grant date. Market value for the shares was determined to be the price that the private equity funds that funded the Aplitec transaction paid for their shares in Net1. The total cost related to these grants recognized in income for the year ended June 30, 2004 is approximately $4.3 million. The 2004 Stock Incentive Plan permits the Committee to grant awards that are valued by reference to, or otherwise based on the fair market value of, our common stock. These awards will be in such form and subject to such conditions, as the committee may determine, including the satisfaction of performance goals, the completion of periods of service or the occurrence of events.

          Other stock options

          In January 2006, Net1 issued a non-qualified option to purchase 200,000 shares of common stock at an exercise price of $30.71 per share to a new employee. These options become exercisable ratably over a period of five years commencing January 9, 2007. The Company believes that it is reasonably likely that the employee will exercise the options on each exercise date. Any unexercised options granted to the employee expire on January 9, 2016. The options were valued using the Cox Ross Rubinstein binomial model using the following assumptions: a risk-free rate of return of 4.5%, a dividend yield of 0% and estimated expected volatilities ranging from 24% to 40% over the expected life of the options. The weighted average estimated expected volatility is 32% and was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was $1.6 million.

          Adoption of SFAS 123R and stock-based compensation charge

          The Company has elected to adopt the modified prospective application method as provided by FAS 123R and accordingly, from the effective date, compensation cost is recognized based on the requirements of FAS 123R for all new share-based awards and based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123R that remain unvested on the effective date. Prior period amounts have not been restated. The adoption of FAS 123R did not have an impact on the options granted pursuant to the 2004 Stock Incentive Plan as the Company accounted for the stock-based compensation charge for these options in accordance with APB 25.

          Under FAS 123R, the Company has recorded a stock compensation charge of $0.2 million for the year ended June 30, 2006 related to this 200,000 share option grant. The expense is recorded in general and administration in the audited consolidated statement of operations for the year ended June 30, 2006, based on the employee’s respective functions.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      STOCK-BASED COMPENSATION (continued)

          The stock compensation charge under APB 25 for the years ended June 30, 2005 and 2004 was $0, and $4.36 million, respectively. Had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with FAS 123, the Company’s net income and earnings per share for 2005 and 2004 would have been as presented in the pro-forma disclosures below:

	2005	2004

Net income	$44,562	$13,278
Add back: stock-based compensation expense included in reported net income, net of related tax effects	-	4,360
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	(6,257)

Pro-forma net income	$44,562	$11,381

Earnings per share, in US cents:
Basic, as reported	81.4	39.6
Basic, pro forma	81.4	32.4

Weighted average assumptions(1):
Risk-free interest rate	3.50%	3.50%
Dividend yield	0.00%	0.00%
Stock volatility	72.00%	72.00%
Average expected life (years)	7.00	7.00

          (1) the 2005 and 2004 assumptions are based on stock issued under the 2004 Stock Incentive Plan.

          The Company has recognized a deferred tax asset of approximately $0.06 million related to its stock compensation charge under FAS 123R. However, the Company’s management has provided a valuation allowance of approximately $0.06 million against this deferred tax asset because the Company can not be assured it is more likely than not it will, together with its accumulated losses, utilize the tax deduction related to the stock compensation charge in future periods.

          As of June 30, 2006, the total unrecognized compensation cost related to stock options is approximately $1.4 million. The total unrecognized compensation cost is expected to be recognized over 4.50 years. As of June 30, 2006, the interest due from employees related to stock options exercised was approximately $0.01 million.

          Activity under the 2004 Stock Incentive Plan and the options granted to the new employee in January 2006 for the years ended June 30, 2006, 2005, and 2004 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)
Balance outstanding – July 1, 2003	-
Granted	1,453,490	$3.00	10.00
Exercised	-
Balance outstanding – June 30, 2004	1,453,490	3.00	10.00	$13,395
Exercised	(581,396)	3.00		9,558
Balance outstanding – June 30, 2005	872,094	3.00	9.00	14,302
Granted to new employee	200,000	30.71	10.00
Exercised	(239,367)	3.00		6,331
Balance outstanding – June 30, 2006	832,727	9.66	8.36	22,775

Exercisable	41,731	$3.00	8.00	$1,141

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      STOCK-BASED COMPENSATION (continued)

          During the years ended June 30, 2006, 2005 and 2004, the following activity occurred under the Company’s 2004 Stock Incentive Plan:

		Year ended June 30,
	2006	2005	2004
Total intrinsic value of stock options exercised	$6,331	$9,558	$-

          During each of the years ended June 30, 2006, 2005 and 2004, approximately 300,000 respectively, stock options became exercisable.

          During the year ended June 30, 2006, the Company received approximately $1.6 million from employees exercising stock options and approximately $1.1 million from employees repaying loans granted. Other than the award made in January 2006, the Company does not anticipate receiving any taxation benefits from the exercise of options by employees.

          Net1 issues new shares to satisfy stock option exercises. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the 2004 Stock Incentive Plan.

          The Company acquired the issued and outstanding share capital of Prism Holdings Limited (“Prism”) for $0.16 (R1.16 using the U.S. dollar/ South African rand exchange rate as of June 30, 2006) per share. In terms of an amendment to the agreement between the Company and Prism, the Company is required to grant 904,674 stock options to executives and other employees of Prism. The exercise price is $22.51 per share, which is the average of the high and low prices of the Company as quoted on The Nasdaq Global Market on August 24, 2006, the date that the Company’s board approved the amendment to the agreement. These options will vest ratably over a five year period. It is impossible to determine the expected fair value of these options as the Company’s management has not had sufficient time since August 24, 2006 to evaluate all variables involved in valuing these options. The fair value of these options will be valued using the same model used to value the options granted in January 2006, namely, the Cox Ross Rubenstein binomial model.

13.      INCOME TAXES

          Presented below is the analysis of the income tax provision for each of the years ended June 30, and the reconciliation of income taxes, calculated at the statutory South African income tax rate, to the income tax provision included in the accompanying statements of operations for each of the years ended June 30:

	2006	2005	2004
Income tax provision
Current income tax provision	$35,027	$30,164	$21,298
Capital gains tax	-	-	4,012
Change in tax rate	(155)	-	-
Deferred taxation charge (benefit)	1,781	(498)	617
Income tax provision	$36,653	$29,666	$25,927

Income tax rate reconciliation
Income taxes at statutory South African tax rates	36.89%	37.78%	37.78%
Permanent items	0.63%	1.47%	9.95%
Movement in valuation allowance	1.02%	1.00%	8.29%
Capital gains tax	-%	-%	10.26%
Change in tax rate	(0.16)%	-%	-%
Income tax provision	38.38%	40.25%	66.28%
Current	36.68%	40.93%	54.44%
Capital gains tax	-%	-%	10.26%
Change in tax rate	(0.16)%	-%	-%
Deferred	1.86%	(0.68)%	1.58%

          In July 2005, the enacted tax rate in South Africa changed from 37.78% to 36.89% . There were no changes to the enacted tax rate in years ended June 30, 2005 and 2004.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.      INCOME TAXES (continued)

          During the year ended June 30, 2006, one of the Company’s subsidiaries in South Africa utilized approximately $3.1 million of its net operating loss carry forward.

          The following table shows the significant components included in deferred income taxes as at June 30:

	2006	2005

Deferred tax assets

Assessed losses	$4,144	$5,452
Provisions and accruals	1,443	1,332
FTS patent	2,549	2,996
Deferred income	416	-
Intangible assets	66	1,920
Other	447	410
Total deferred tax assets before valuation allowance	9,065	12,110
Valuation allowances	(4,720)	(4,996)
Total deferred tax assets, net of valuation allowance	4,345	7,114

Total deferred tax liabilities:

Intangible assets	1,185	1,472
Prepaid expenses	284	1,082
STC liability, net of STC credits	17,253	11,605
Other	232	-
Total deferred tax liabilities	18,954	14,159

Reported as
Current deferred tax assets	3,237	3,354
Long term deferred tax liabilities	17,846	10,399

Net deferred income tax liabilities	$14,609	$7,045

          The utilization of deferred tax assets is dependent on the Company’s future operating profits. Management is not aware of any trends, events, or transactions that are expected to affect future levels of taxable income. Management is of the opinion that based on the weight of available positive and negative evidence it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above, except for certain tax losses discussed below.

          A portion of the valuation allowance raised against the deferred tax assets relates to net operating losses incurred by Net1. Management has not recognized any of the potential benefit of these net operating losses because the Company can not be assured it is more likely than not it will utilize the net operating loss carried forward in future years. There was no significant movement in the valuation allowance during the year ended June 30, 2006. The valuation allowance as of June 30, 2006 is approximately $3.0 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.      INCOME TAXES (continued)

          In addition, at the end of the 2005 fiscal year it was determined that certain intangible assets and the FTS patent had new tax bases as a result of certain reorganizations that occurred in connection with the Aplitec transaction. Consequently a gross deferred tax asset of $6.9 million was recognized in respect of these deductible temporary differences and the other side of the entry was recorded directly in equity in accordance with the requirements of EITF Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or With Its Shareholders Under FASB Statement No. 109. The tax deduction for the intangible asset is claimable in two equal amounts beginning in the tax year ended June 30, 2005. The tax deduction for the FTS patent is claimable over a 20 year period beginning in the tax year ended June 30, 2005. Management has considered all available evidence, both positive and negative, including forecasts of taxable income over its five-year forecasting period, and determined based on the weight of that evidence, that as at 30 June 2006, a valuation allowance is needed for approximately 72% of the deduction claimable related to the FTS patent as there may not be sufficient taxable income in the future to offset this deduction. The valuation allowance of $2.3 million recognized on initial recognition of the deferred tax asset has also been charged directly against equity resulting in a net credit to equity of $4.6 million. There was no significant movement in the valuation allowance during the year ended June 30, 2006. The valuation allowance as of June 30, 2006 is approximately $1.7 million.

          In June 2005 three wholly owned dormant subsidiaries of New Aplitec were liquidated. A liquidation dividend was paid to New Aplitec which resulted in approximately $0.5 million of STC paid to the South African Revenue Services. New Aplitec is entitled to claim a credit for this STC paid if it declares and pays a dividend to its shareholders. This STC credit has been netted against the STC liability included in deferred tax liabilities.

          Net1 has incurred net operating losses as detailed in the following table:

Year of loss	Amount	Year of
		Expiration
1997	$135	2012
1998	659	2013
1999	267	2014
2000	336	2015
2001	674	2016
2002	166	2017
2003	282	2018
2004	4,532	2019
2005	157	2020
2006	389	2021
	$7,597

          Net operating losses incurred in South Africa generally expire if a company does not trade during the year. In South Africa, the subsidiary company which incurred the losses is currently trading and will continue to trade for the foreseeable future. This company’s net operating losses is presented in the following table:

Year of loss	Amount
2004 and prior, net of utilization (at June 30, 2006 rate of $1: ZAR 7.27)	$1,342
2005	-
2006	-
$1,342

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
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

          As the linked units owned by holders are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.5 million) of weighted average common stock (49.2 million) and special convertible preferred stock (7.3 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period.

          The weighted average number of outstanding shares presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock have the same rights and entitlements as those attached to the common stock.

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2006, 2005 and 2004.

	2006	2005	2004
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	49,198	27,984	1,420
Weighted average effect of dilutive securities: employee stock options	712	636	46
Weighted average number of outstanding shares of common stock – diluted	49,910	28,620	1,466

	2006	2005	2004
	‘000	‘000	‘000
Weighted average number of outstanding linked units – basic	7,315	26,734	32,161
Weighted average effect of dilutive securities: employee stock options	106	607	1,030
Weighted average number of outstanding linked units – diluted	7,421	27,341	33,191

	2006	2005	2004
	‘000	‘000	‘000
Total weighted average number of outstanding shares used to calculated earnings
per share – basic	56,513	54,718	33,581

Total weighted average number of outstanding shares used to calculated earnings
per share – diluted	57,331	55,961	34,657

15.      COMPREHENSIVE INCOME (LOSS)

          The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for each of the three years ended June 30, 2006 was:

	2006	2005	2004
Net income	$59,232	$44,562	$13,278
Foreign currency translation adjustments	(17,077)	(7,725)	16,001
	$42,155	$36,837	$29,279

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2006	2005	2004

Net income	$59,232	$44,562	$13,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,710	6,591	5,676
Corporate finance fee	-	95	-
Earnings from equity-accounted investments	(383)	(536)	(87)
(Profit) loss on disposal of property, plant and equipment	(210)	14	14
Profit on disposal of business	(10)	-	-
Fair value adjustment related to financial liabilities	6	49	33
Fair value of foreign currency exchange contracts	(90)	(507)	483
Interest received from equity-accounted investments	-	(129)	(68)
Stock compensation charge related to awards of stock/ options	150	-	4,360
Stock issued related to transaction costs	-	-	2,500
Write down of property, plant and equipment	314	-	-
Changes in assets and liabilities:
(Increase) in accounts receivable and finance loans receivable	(13,870)	(5,462)	(6,686)
Decrease (Increase) in deferred expenditure on smart cards	3,199	1,063	(1,268)
(Increase) in inventory	(109)	(979)	(44)
(Decrease) Increase in accounts payable and other payables	13,183	(1,850)	6,770
(Decrease) Increase in taxes payable	(471)	(10,723)	18,166
Increase (Decrease) in deferred taxes	9,126	5,954	(1,232)
Total adjustments	16,546	(6,420)	28,617
Net cash provided by operating activities	$75,777	$38,142	$41,895

17.      OPERATING SEGMENTS

          The Company discloses segment information in accordance with FAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“FAS 131”), which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

          The Company currently has four reportable segments which each operate mainly within South Africa: Transaction-based activities, Smart card accounts, Financial services and Hardware, software and related technology sales. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa. Fee income is earned based on the number of beneficiaries included in the government pay-file. This segment also includes fee income from the merchant retail application launched during the year ended June 30, 2005. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2006, there were three such customers, providing 38%, 19% and 12% of total revenue (2005: three such customers, providing 36%, 20% and 12% of total revenue; 2004: three such customers, providing 38%, 22% and 11% of total revenue).

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
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      OPERATING SEGMENTS (continued)

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

          Corporate/Eliminations include the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

		June 30,
	2006	2005	2004

Revenues
Transaction-based activities	$117,186	$103,653	$86,794
Smart card accounts	36,220	34,931	23,065
Financial services	16,129	20,215	16,633
Hardware, software and related technology sales	26,563	17,491	4,606
Total	196,098	176,290	131,098

Operating income
Transaction-based activities	60,653	44,233	23,713
Smart card accounts	16,464	15,878	10,460
Financial services	6,929	9,316	6,778
Hardware, software and related technology sales	16,721	5,689	1,232
Corporate/ Eliminations	(11,154)	(3,813)	(6,705)
Total	89,613	71,303	35,478

Interest earned
Transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	14,638	16,341	15,418
Total	14,638	16,341	15,418

Interest expense
Transaction-based activities	8,700	13,564	11,175
Smart card accounts	-	-	-
Financial services	11	34	29
Hardware, software and related technology sales	38	354	155
Corporate/ Eliminations	-	-	419
Total	8,749	13,952	11,778

Depreciation and amortization
Transaction-based activities	4,046	5,112	3,915
Smart card accounts	-	-	-
Financial services	470	507	572
Hardware, software and related technology sales	-	-	4
Corporate/ Eliminations	1,194	972	1,185
Total	$5,710	$6,591	$5,676

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      OPERATING SEGMENTS (continued)

		June 30,
	2006	2005	2004

Income taxation expense
Transaction-based activities	$15,032	$9,182	$4,601
Smart card accounts	4,774	4,751	3,138
Financial services	2,005	2,749	2,023
Hardware, software and related technology sales	4,838	1,540	323
Corporate/ Eliminations	10,004	11,444	15,842
Total	36,653	29,666	25,927

Net income
Transaction-based activities	36,919	21,484	7,944
Smart card accounts	11,690	11,125	7,322
Financial services	4,913	6,536	4,721
Hardware, software and related technology sales	11,847	3,792	754
Corporate/ Eliminations	(6,137)	1,625	(7,463)
Total	59,232	44,562	13,278

Segment assets
Total	269,979	181,754	152,632

Expenditures for long-lived assets
Transaction-based activities	1,372	2,604	2,371
Smart card accounts	-	-	-
Financial services	449	832	185
Hardware, software and related technology sales	-	-	34
Corporate/ Eliminations	-	-	218
Total	$1,821	$3,436	$2,808

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

          Trade and other receivables

          Trade and other receivables originated by the Company are stated at cost less allowance for doubtful debts. The fair value of trade and other receivables approximate their carrying value due to their short-term nature.

          Trade and other payables

          The fair values of trade and other payables approximates their carrying amounts, due to their short-term nature.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
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

          As of June 30, 2006, 2005 and 2004, the outstanding foreign exchange contracts are as follows:

          As of June 30, 2006

Notional amount	Strike price	Maturity

EUR 627,372	ZAR 8.0529	November 30, 2006
EUR 17,091	ZAR 8.5339	August 1, 2006
EUR (627,372)	ZAR 8.2625	November 30, 2006

As of June 30, 2005

Notional amount	Strike price	Maturity

USD 98,000	ZAR 6.0542	September 30, 2005
EUR 57,000	ZAR 8.3404	August 25, 2005
EUR 285,000	ZAR 8.4137	October 25, 2005
EUR 798,000	ZAR 8.4494	November 25, 2005
EUR 39,000	ZAR 8.4793	November 30, 2005
EUR 106,950	ZAR 8.4078	November 14, 2005
EUR 267,110	ZAR 8.4213	July 29, 2005
EUR 324,800	ZAR 8.4536	August 26, 2005
EUR 101,250	ZAR 8.3908	July 15, 2005

As of June 30, 2004

Notional amount	Strike price	Maturity

EUR 16,250	ZAR 7.8475	July 12, 2004
EUR 202,000	ZAR 8.1822	August 2, 2004
EUR 16,250	ZAR 7.8878	August 10, 2004
EUR 16,250	ZAR 7.9299	September 10, 2004
EUR 16,250	ZAR 7.9749	October 12, 2004
EUR 263,200	ZAR 8.2129	October 29, 2004
EUR 4,243,000	ZAR 8.5225	January 7, 2005
USD 167,900	ZAR 6.295	September 22, 2004

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

          Translation Risk

          Translation risk relates to the risk that the Company’s results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns most of its revenues and incurs most of its expenses in ZAR. The U.S. dollar to ZAR exchange rate has fluctuated significantly over the past two years. As exchange rates are outside the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

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

19.      COMMITMENTS AND CONTINGENCIES

          Operating lease commitments

     The Company leases certain premises. At June 30, 2006, the future minimum payments under operating leases consist of:

Due within 1 year	$1,181
Due within 2 years	901
Due within 3 years	307
Due within 4 years	$33
Due within 5 years	-

          Operating lease payments related to the premises and equipment were $3.3 million, $3.4 million and $3.0 million, respectively, for the years ended June 2006, 2005 and 2004, respectively.

          Capital commitments

          The Company had no outstanding capital commitments as at June 30, 2006 which had been approved by the directors (2005 and 2004: nil).

          Purchase Obligations

     As of June 30, 2006 the Company has purchase obligations totaling $0.9 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      COMMITMENTS AND CONTINGENCIES (continued)

          Guarantees

          In 2001, Aplitec issued a guarantee of $3.2 million (R20 million) to Nedbank Limited (“Nedbank”), regarding the guarantee provided by Nedbank to the Eastern Cape provincial government. The guarantee was required by the provincial government that Cash Paymaster Services (Proprietary) Limited, a wholly owned subsidiary of Aplitec, would perform under the contract for the provision of welfare grants to beneficiaries in the province. The maximum potential amount that Aplitec could pay is $2.8 million (R20 million), re-measured at the year end exchange rate of $1:ZAR7.27.

          As of June 30, 2006, the Company had unused aggregate credit facilities of approximately $75.7 million.

          Contingencies

          The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of our business.

          Management of the Company currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or our results of operations.

20.      RELATED PARTY TRANSACTIONS

          The Company provides Nedbank with POS terminals and other pay processing hardware. In addition, the Company has a technology service and maintenance contract with Nedbank and provides other sundry services. During the year ended June 30, 2006, the Company earned $1.8 million under the technology service and maintenance contract and $13.3 million in hardware sales from Nedbank. During the year ended June 30, 2005, the Company earned $2.0 million under the technology service and maintenance contract and $11.1 million in hardware sales from Nedbank. Included in accounts receivable as of June 30, 2006, is $1.5 million due from Nedbank. Nedbank was a related party until the public offering and Nasdaq listing. Prior to the public offering and Nasdaq listing, Nedbank beneficially owned 23% of the Company’s common stock. As of June 30, 2006, Nedbank no longer owns any securities in the Company or any of its subsidiaries.

          For services provided related to the Aplitec transaction, Brait South Africa Limited (“Brait”) received fees totaling approximately $3.7 million. Brait exercised its option to purchase an equivalent of 833,333 shares of the Company’s common stock for an exercise price of $3.00 per share as partial payment for services rendered. The remaining amount was paid in cash in July 2004. Antony Ball is a director and an officer of Brait S.A. and certain affiliates, including without limitation, Brait International and those affiliates that manage SAPEF and SAPET. Chad Smart is an officer of Brait S.A. and certain of its affiliates, including without limitation, Brait International and those affiliates that manage SAPEF and SAPET. Each of Messrs. Ball and Smart is a member of the Company’s board of directors.

          The South African Trust was created as a result of the Aplitec transaction to hold the units of reinvesting shareholders. The Company does not have any interests in the trust nor does it have any involvement in the day-to-day operations of the trust. The Company pays the expenses of the trust which comprise mainly the administrative costs related to the conversion by unit holders to Net1 common stock. During the years ended June 30, 2006 and 2005, the Company incurred expenses of approximately $0.1 million and $0.2 million, respectively, related to these administrative costs. As of June 30, 2006, $0.01 million is included in accounts payable and should be paid by September 2006.

21.      ACQUISITIONS

2006 Acquisitions

The Company did not make any acquisition during the year ended June 30, 2006.

2005 Acquisitions

The Company did not make any acquisition during the year ended June 30, 2005.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.      ACQUISITIONS (continued)

2004 Acquisitions

          Reverse acquisition of Net1

          On June 7, 2004, as part of the Aplitec transaction described in Note 1, the Company (i.e. Aplitec) from an accounting perspective was deemed to have acquired 100 percent of the outstanding common shares of Net1. The results of Net1’s operations have been included in the consolidated financial statements since that date.

          From an accounting perspective, the aggregate purchase price was deemed to be approximately $7.9 million. This amount was determined based on the best estimate of fair market value of Net1 shares at the measurement date of the acquisition, multiplied by the number of shares of Net1 that were outstanding immediately prior to the acquisition (approximately 15.9 million). The fair value of the Net1 common stock used in determining the purchase price was $0.50, which is the price per share paid by the private equity funds which funded the Aplitec transaction.

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

          The goodwill of approximately $5.8 million is included in the Hardware, software and related technology sales segment. The goodwill is not deductible for tax purposes.

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
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      COSTS RELATED TO PUBLIC OFFERING AND NASDAQ LISTING

          Net1 completed a public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the years ended June 30, 2006 and 2005:

	Year ended	Year ended
	June 30,	June 30,
	2006	2005
Legal fees	$1,007	$1,567
Printing	243	-
Accounting fees	25	179
Regulatory and filing fees	165	26
Other	89	45
Total costs related to public offering and Nasdaq listing	$1,529	$1,817

          The Other category includes costs to date related to venue hire, travel, bank charges and other miscellaneous expenses related to the public offering and Nasdaq listing. All costs related to the public offering are non-deductible for taxation purposes.

          Share issue costs of $2.4 million were incurred relating to the underwriters exercising their over allotment option. The share issue costs have been charged directly to additional paid-in capital.

23.      REORGANIZATION CHARGES

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

24.      UNAUDITED QUARTERLY RESULTS

          The following tables contain selected unaudited consolidated statements of income for each quarter of fiscal 2006 and 2005:

		Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2006	2006	2005	2005	YTD
	(In thousands except per share data)

Revenue	$48,198	$54,584	$47,429	$45,887	$196,098
Costs related to public offering and Nasdaq listing	-	25	27	1477	1,529
Operating income	23,001	25,042	21,173	20,397	89,613
Net income	15,545	16,576	13,932	13,179	59,232
Earnings per share (common stock and linked units)
Basic earnings per share	0.27	0.29	0.25	0.24	1.05
Diluted earnings per share	$0.27	$0.29	$0.24	$0.24	$1.03

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2006, 2005 and 2004
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.      UNAUDITED QUARTERLY RESULTS (continued)

		Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2005	2005	2004	2004	YTD
	(In thousands except per share data)

Revenue	$41,405	$45,667	$45,995	$43,223	$176,290
Operating income	16,326	20,135	18,271	16,571	71,303
Net income	10,142	11,957	12,236	10,227	44,562
Earnings per share (common stock and linked units)
Basic earnings per share	0.19	0.22	0.22	0.19	0.81
Diluted earnings per share	$0.18	$0.21	$0.22	$0.18	$0.80

25.      SUBSEQUENT EVENTS

          Prism acquisition

          On July 3, 2006, the Company acquired all of the issued and outstanding ordinary shares of Prism for approximately $95.2 million (ZAR 687.00 million), or ZAR1.16 per share. The Company is required, under FAS 141, to allocate the purchase price among the assets acquired and liabilities assumed. As of the date of this report this allocation has not been completed. The Company intends to file audited financial statements of Prism and pro forma financial information on Form 8-K/A on or before September 19, 2006.

          We have not provide certain disclosures required by FAS 141 as it is not practicable. Prism’s operations will be included in the Company’s consolidated financial statements from July 3, 2006.

          SmartSwitch Nigeria Limited (“SmartSwitch Nigeria”)

          The Company is required to fund SmartSwitch Nigeria with $3.1 million in equity funding and $6.1 million as a loan advance.

*********************