Form 10-Q
period 2006-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2006-11-08
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _____________________ To _____________________

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

Registrant’s telephone number, including area code: 27-11-343-2000

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
YES [   ] NO [X ]

As of October 19, 2006 (the latest practicable date), 50,429,385 shares of the registrant’s common stock, par value $0.001 per share, and 6,499,259 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
	September 30,	June 30,
	2006	2006
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,133	$189,735
Pre-funded social welfare grants receivable	26,639	17,223
Accounts receivable, net of allowances of – September: $758; June: $159	25,332	21,219
Finance loans receivable, net of allowances of – September: $3,551; June: $3,448	5,998	6,713
Deferred expenditure on smart cards	583	656
Inventory	5,631	1,935
Deferred income taxes	5,180	3,237
Total current assets	171,496	240,718
LONG TERM RECEIVABLE	887	946
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $22,819; June: $16,543	7,111	3,757
EQUITY ACCOUNTED INVESTMENTS	4,782	4,986
GOODWILL	73,446	13,923
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
September: $7,902; June: $6,549	29,915	5,649
TOTAL ASSETS	287,637	269,979
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	-	20
Accounts payable	5,125	2,073
Other payables	30,091	28,575
Income taxes payable	9,980	12,455
Total current liabilities	45,196	43,123
DEFFERRED INCOME TAXES	28,081	17,846
TOTAL LIABILITIES	74,073	60,969
MINORITY INTEREST	796	-
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - September: 50,383,531; June: 49,596,879	51	50
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - September: 6,545,113; June: 7,315,099	6	7
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - September:
48,227,172; June: 53,900,752	8	9
ADDITIONAL PAID-IN-CAPITAL	105,815	105,792
TREASURY SHARES ISSUED: September: 147,973; June: 147,973	(3,958)	(3,958)
ACCUMULATED OTHER COMPREHENSIVE INCOME	(20,303)	(9,763)
RETAINED EARNINGS	131,945	116,873
TOTAL SHAREHOLDERS’ EQUITY	213,564	209,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$287,637	$269,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2006	2005
	(In thousands, except share data)

REVENUE	$52,926	$45,887

EXPENSE

COST OF GOODS SOLD, IT PROCESSING, SERVICING AND SUPPORT	13,319	11,819

GENERAL AND ADMINISTRATION	13,485	10,656

DEPRECIATION AND AMORTIZATION	2,947	1,538

COSTS RELATED TO PUBLIC OFFERING AND NASDAQ LISTING	-	1,477

OPERATING INCOME	23,175	20,397

INTEREST INCOME, net	872	903

INCOME BEFORE INCOME TAXES	24,047	21,300

INCOME TAX EXPENSE	8,840	8,411

NET INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
INTEREST AND EARNINGS FROM EQUITY ACCOUNTED INVESTMENTS	15,207	12,889

MINORITY INTEREST	205	-

EARNINGS FROM EQUITY ACCOUNTED INVESTMENTS	70	290

NET INCOME	$15,072	$13,179

Net income per share
Basic earnings, in cents – common stock and linked units	26.5	23.8
Diluted earnings, in cents – common stock and linked units	26.2	23.5

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2006	2005
	(In thousands)

Cash flows from operating activities
Net income	$15,072	$13,179
Depreciation and amortization	2,947	1,538
Earnings from equity accounted investments	(70)	(290)
Fair value adjustment related to financial liabilities	2	3
Fair value of FAS 133 derivative adjustments	-	147
(Profit) Loss on disposal of property, plant and equipment	(34)	7
Minority interest	205	-
Stock compensation benefit	(28)	-
Increase in accounts receivable, pre-funded social welfare grants receivable and finance
loans receivable	(9,029)	(7,653)
Decrease in deferred expenditure on smart cards	43	1,019
(Increase) Decrease in inventory	(2,579)	63
(Decrease) Increase in accounts payable and other payables	(7,291)	3,126
Decrease in taxes payable	(2,866)	(3,587)
Increase in deferred taxes	2,100	1,671
Net cash (used in) provided by operating activities	(1,528)	9,223

Cash flows from investing activities
Capital expenditures	(843)	(542)
Proceeds from disposal of property, plant and equipment	118	4
Acquisition of Prism Holdings Limited, net of cash acquired	(82,106)	-
Acquisition of equity interest in and advance of loans to equity accounted investment	-	(1,851)
Net cash used in investing activities	(82,831)	(2,389)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue expenses	50	32,219
Proceeds from bank overdrafts	18,173	-
Repayment of bank overdraft	(17,056)	-
Net cash provided by financing activities	1,167	32,219

Effect of exchange rate changes on cash	(4,410)	5,399

Net (decrease) increase in cash and cash equivalents	(87,602)	44,452

Cash and cash equivalents – beginning of period	189,735	107,749

Cash and cash equivalents at end of period	$102,133	$152,201

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.        Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          On June 7, 2004, the Company completed a transaction, which is more fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, in which the former shareholders of Net1 Applied Technology Holdings Limited (“Aplitec”), acquired a majority voting interest in the Company. In accordance with U.S. generally accepted accounting principles (“GAAP”), the Company accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquiror for accounting purposes. References to the “Company” refer to Net1 and its consolidated subsidiaries, including Aplitec, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Quarterly Results on Form 10-Q and include all of the information and disclosures required by GAAP for interim financial reporting. The results of operations for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

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

          Recent accounting pronouncements adopted

          In April 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. FIN No. 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 introduces the “by-design” approach to determine the variability to consider when applying FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (“FIN 46(R)”). FSP FIN 46(R)-6 requires an analysis of the design of the entity in determining the variability to be considered in applying FIN 46(R), and provides the following two steps:

  Analyze the nature of the risks in the entity; and
  Determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in step 1) the entity is designed to create and pass along to interest holders.

          FSP FIN 46(R)-6 should be applied prospectively to all entities (including newly created entities) with which an enterprise first becomes involved, and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 by the Company did not have an impact on its overall results of operations, financial position or cash flows.

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements not yet adopted as of September 30, 2006 (continued)

          In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. Prior to FAS 157’s issuance, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While the statement does not add any new fair value measurements, it does change current practice. Changes to practice include:

  A requirement for an entity to include its own credit standing in the measurement of its liabilities;
  A modification of the transaction price presumption;
  A prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and
  A requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.

          FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted. The Company has not assessed the impact of the adoption of FAS 157 on its overall results of operations, financial position or cash flows.

          In September 2006, FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). Certain provisions of FAS 158 become effective for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities. For all other entities, those provisions are effective for fiscal years ending after June 15, 2007. FAS 158 requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. FAS 158 defines a company with publicly traded equity securities as follows:

  An entity that has equity securities trading in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally;
  An entity that has made or is making a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market; or
  An entity controlled by an entity covered by either of the previous two definitions. It does not include obligors for conduit debt securities as described in proposed FSP FAS 126-a.2.

          FAS 158 retains the Exposure Draft’s basis for measuring the benefit obligation as the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement benefit plans, but has provided some relief in terms of transition. During re-deliberations, the FASB reconsidered its original conclusions regarding transition for the recognition provision that would have required retrospective application. FAS 158 now requires prospective application.

          FAS 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. Currently, an entity is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations. The provision to require measurement at the entity’s year-end balance sheet date will be effective for fiscal years ending after December 15, 2008. Paragraph 5 of FAS 158 provides two exceptions to the measurement date provision. Those two situations, and the way in which the measurement date is affected, are as follows:

  When a subsidiary is the plan sponsor and is consolidated using a different fiscal period than its parent, the parent should measure the subsidiary’s postretirement benefit plan assets and benefit obligations as of the same date used to consolidate the subsidiary; and
  When the plan is sponsored by an equity method investee and the financial statements of the equity method investee are not available timely for the investor to apply the equity method currently, the investor should measure the investee’s plan assets and benefit obligations as of the same date of the investee’s financial statements used to apply the equity method.

          The adoption of FAS 158 by the Company is not expected to have an impact on its overall results of operations, financial position or cash flows.

1.        Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements not yet adopted as of September 30, 2006 (continued)

          In October 2006, FASB issued FSP No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1 (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).

          FASB concluded that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:

  There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and
  All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

          The provisions of FSP FAS 123(R)-1 shall be applied from October 1, 2006, which is the first reporting period beginning after the date FSP FAS 123(R)-1 was posted to the FASB website.

          In October 2006, FASB issued FSP No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R), (“FSP FAS 123(R)-6”). FSP FAS 123(R)-6 addresses certain technical corrections of FASB Statement No. 123 (revised 2004), Share-Based Payment. Specifically, it amends:

  paragraph A240(d)(1) to exempt nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest;
  paragraph A102 of Illustration 4(b) to revise the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of Statement 123(R); paragraph A170 of Illustration 13(e) to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed; and
  paragraph E1 to amend the definition of short-term inducement to exclude an offer to settle an award.

          The provisions of FSP FAS 123(R)-6 shall be applied from October 1, 2006, which is the first reporting period beginning after the date FSP FAS 123(R)-6 was posted to the FASB website. The adoption of FSP FAS 123(R)-6 by the Company is not expected to have an impact on its overall results of operations, financial position or cash flows.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s consolidated financial statements for the year ended June 30, 2007. The Company has not assessed the impact of the adoption of SAB 108 on its overall results of operations, financial position or cash flows.

2.        Acquisition of Prism

          On July 3, 2006, the Company acquired the entire issued and outstanding share capital of Prism for ZAR1.16 per share (approximately $0.16, at the USD:ZAR exchange rate as of July 3, 2006) for a total consideration of $95.2 million which was paid in cash. On September 13, 2006, the Company reported the pro-forma effects of the transaction on an amended Form 8-K with the SEC.

          Prism is a company focused on the development and provision of secure transaction technology, solutions and services. Prism’s core competencies around secure online transaction processing, cryptography and integrated circuit card (chip/smart card) technologies are principally applied to electronic commerce transactions in the telecommunications, banking, retail, petroleum and utilities market sectors. These technologies form the cornerstones of what Prism calls the “trusted transactions” environment and provide Prism with the building blocks for developing secure end-to-end payment solutions.

2.        Acquisition of Prism (continued)

          The Company acquired Prism because it fits in well within its strategy, particularly in South Africa. Prism owns a 74.9% interest in EasyPay (Proprietary) Limited (“EasyPay”), the largest bank-independent financial switch, or transaction processor, in South Africa. During fiscal 2006, EasyPay processed approximately 358 million transactions on behalf of retailers, bill issuers and financial institutions. The bulk of these transactions were acquired through a base of around 50,000 customer owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. Prism has also developed a core competency in mobile communications and licenses its intellectual property to manufacturers of Global System for Mobile Communication (“GSM”) Subscriber Identity Module (“SIM”) cards and mobile operators.

          Prism has developed a number of innovative payment technologies for mobile phones including Virtual Top-up (“VTU”) that enables individuals to purchase any amount of mobile airtime and resell this airtime from their phones to other mobile phones without the need for additional authorization codes or physical vouchers. The addition of customers that engage Prism to provide switching services may extend the Company’s merchant acquiring footprint in South Africa from the deep rural areas, where it is active today, to the urban environment. The Company intends to upgrade the 50,000 terminals that form part of Prism’s network to accommodate its biometric-based UEPS technology, which will significantly enhance its wage payment program once it launches that service. The Company will also be able to capitalize on the convergence of technologies such as the mobile phone, UEPS and banking whereby it will be able to provide transacting and financial services to all segments of the population, regardless of their financial status or place of residence. In addition, the Company will continue with its strategy as a significant participant in the switching and settlement of formal credit and debit card transactions on behalf of formal banks and large retailers.

          In addition, the Company’s management believes that the Prism management team will provide further depth to the current management structure. The Company has commenced with a detailed integration plan since the transaction became effective on July 3, 2006. The Company was precluded from commencing a detailed integration plan and analysis prior to the effective date as South African competition laws restrict the amount of information that may be shared between the acquirer and the acquiree prior to the closing of a transaction.

          The following table sets forth the amount paid for Prism using exchange rates applicable as of July 3, 2006:

Acquisition of the entire issued and outstanding share capital of Prism for cash	$95,178
Estimated costs directly related to the acquisition	2,129
Total purchase price	$97,307

The following table sets forth the preliminary allocation of the purchase price:

Cash and cash equivalents	$15,090
Accounts receivable, net	7,755
Inventory	1,497
Property, plant and equipment	4,211
Intangible assets (see Note 6)	27,900
Trade and other payables	(13,842)
Income taxes payable	(1,223)
Deferred tax assets	2,993
Deferred tax liabilities	(10,650)
Minority interests	(649)
Goodwill (see Note 6)	64,225
Total purchase price	$97,307

          The preliminary purchase price allocation was based on an independent appraisal and management estimates as of September 30, 2006 and may be adjusted up to one year following the closing of the transaction. The purchase price allocation has not been finalized as management is still in the process of performing its detailed analysis of assets and liabilities and contingencies acquired. In addition, all costs related to the acquisition have not been identified and allocated. Management expects to finalize the purchase price allocation on or before December 31, 2006. Management does not expect any significant re-allocations between the preliminary purchase price allocation and the final purchase price allocation.

          The results of Prism’s operations are reflected in the Company’s financial statements from July 3, 2006.

3.        Pre-funded social welfare grants receivable

          The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences a week before the start of a calendar month, with the exception of January. The January payment service typically commences during the first week of January.

4.        Deferred expenditure on smart cards

          The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

5.        Equity-accounted investments

          The Company has a 43.16% interest in the issued and outstanding ordinary share capital and loans of Permit Group 2 (Pty) Ltd (“Permit”) and a 50% interest in the issued and outstanding ordinary share capital and loans of SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”) and SmartSwitch Botswana (Pty) Limited (“SmartSwitch Botswana”). The Company has sold hardware, software and licenses to SmartSwitch Namibia and SmartSwitch Botswana and defers recognition of 50% of the net income after tax related to these sales until SmartSwitch Namibia and SmartSwitch Botswana has used the purchased asset or has sold it to a third party. The deferral of the net income after tax is shown in the Elimination column in the table below.

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

          Summarized below is the Company’s interest in equity-accounted investments as of September 30, 2006 and June 30, 2006:

			Earnings
	Equity	Loans	(Loss)	Elimination		Total

Permit:
Balance as of July 1, 2005	-	$736	$444	$145		$1,325
Earnings from equity-accounted
investment	-	-	868	101		969
Foreign currency adjustment(1)	-	(59)	(145)	(23)		(227)
Balance as of June 30, 2006	-	677	1,167	223		2,067
Earnings from equity-accounted
investment(4)	-	-	770	26		796
Foreign currency adjustment(1)	-	(40)	(125)	(15)		(180)
Balance as of September 30,
2006	-	637	1,812	234		2,683

SmartSwitch Namibia:
Share capital acquired/ loans
extended	$634	1,978	-	-		2,612
Loss from equity-accounted
investment	-	-	(68)	(518)	(5)	(586)
Foreign currency adjustment(2)	(98)	(259)	9	61		(287)
Balance as of June 30, 2006	536	1,719	(59)	(457)		1,739
Earnings (Loss) from equity-
accounted investment(4)	-	-	(219)	13		(206)
Foreign currency adjustment(2)	(27)	(101)	17	46		(65)
Balance as of September 30,
2006	$509	$1,618	$(261)	$(398)		$1,468

5.        Equity-accounted investments (continued)

SmartSwitch Botswana:
Share capital acquired/ loans
extended	$710	$708	-	-		$1,418
Earnings (Loss) from equity-
accounted investment	-	-	$(9)	$9		-
Foreign currency adjustment(3)	(121)	(117)	-	-		(238)
Balance as of June 30, 2006	589	591	(9)	9		1,180
Earnings (Loss) from equity-
accounted investment(4)	-	-	(28)	(492)	(5)	(520)
Foreign currency adjustment(3)	(20)	(34)	(7)	32		(29)
Balance as of September 30,
2006	569	557	(44)	(451)		631

Equity-accounted investments	$1,078	$2,812	$1,507	$(615)		$4,782

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
      (4) – the sum of the earnings (loss) from equity accounted investment represents the amount presented on the earnings from equity accounted investments line in the unaudited condensed consolidated statement of operations for the three months ended September 2006.
       (5) – includes the elimination of unrealized net income as described below.

          As the Company owns 50% of SmartSwitch Namibia and SmartSwitch Botswana, respectively, it is required to eliminate 50% of the net income generated from sales to SmartSwitch Namibia and SmartSwitch Botswana. During the three months ended September 2006, the Company sold hardware and software to SmartSwitch Botswana. During the three months ended September 30, 2005, the Company sold software to SmartSwitch Namibia. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings from equity-accounted investments in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2006 and 2005. The realized amount related to the elimination is included in the Earnings from equity-accounted investments line in the consolidated statement of operations for the three months ended September 30, 2006 and 2005. The Company will recognize this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia and SmartSwitch Botswana are utilized in its operations, or has been sold to third party customers, as the case may be.

6.      Goodwill and intangible assets

          On July 3, 2006, the Company acquired the entire issued and outstanding share capital of Prism Holdings Limited (“Prism”) for ZAR1.16 per share (approximately $0.16, at the USD:ZAR exchange rate as of July 3, 2006) for a total consideration of $95.2 million which was paid in cash. The goodwill associated with the acquisition of Prism represents the excess of cost over the fair value of acquired net assets. The goodwill is not deductible for taxation purposes. See note 2 for the allocation of the purchase price to the fair value of acquired net assets.

          Goodwill

          The goodwill associated with the acquisition of Prism has been allocated to the Company’s reportable segments on July 3, 2006, as follows:

Transaction-based activities	$30,186
Hardware, software and related technology sales	34,039
Total (see note 2)	$64,225

6.      Goodwill and intangible assets Goodwill (continued)

          Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the three months ended September 30, 2006.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of July 1, 2006	$17,454	$(3,531)	$13,923
Goodwill associated with the acquisition of Prism (see note 2)	64,225	-	64,225
Foreign currency adjustment (1)	(4,910)	208	(4,702)
Balance as of September 30, 2006	$76,769	$(3,323)	$73,446

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the gross carrying value and accumulated amortization.

          Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the year ended June 30, 2006.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of June 30, 2005	$18,476	$(3,840)	$14,636
Foreign currency adjustment (1)	(1,022)	309	(713)
Balance as of June 30, 2006	$17,454	$(3,531)	$13,923

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the gross carrying value and accumulated amortization.

     As required by FAS No. 141, Business Combinations, goodwill has been allocated to the Company’s reportable segments as follows:

	As of September 30, 2006
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$31,320	$(919)	$30,401
Smart card accounts	-	-	-
Financial services	6,383	(1,791)	4,592
Hardware, software and related technology sales	39,066	(613)	38,453
Total	$76,769	$(3,323)	$73,446

	As of June 30, 2006
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$3,315	$(977)	$2,338
Smart card accounts	-	-	-
Financial services	6,782	(1,902)	4,880
Hardware, software and related technology sales	7,357	(652)	6,705
Total	$17,454	$(3,531)	$13,923

6.      Goodwill and intangible assets (continued) Intangible assets

          Summarized below are the fair value of the intangible assets acquired, translated at the exchange rate applicable as of July 3, 2006, and the weighted-average amortization period of these intangible assets:

		Weighted-
		Average
	Fair value	Amortization
	as of July 3,	period (in
	2006	years)
Finite-lived intangible assets:
Customer relationships	$14,007	3 – 15
Software and unpatented technology	10,601	3
Trademarks	3,292	5 – 20
Total Prism finite-lived intangible assets acquired (see note 2)	$27,900

          A deferred tax liability of $10.3 million, at exchange rates applicable as of July 3, 2006, was recognized on July 3, 2006 related to the intangible assets acquired.

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2006 and June 30, 2006:

	As of September 30, 2006			As of June 30, 2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$13,086	$(278)	$12,808	-	-	-
Software and unpatented technology	9,904	(825)	9,079	-	-	-
FTS patent	4,960	(3,101)	1,859	$5,270	$(3,163)	$2,107
Exclusive licenses	4,506	(1,511)	2,995	4,506	(1,349)	3,157
Trademarks	3,075	(80)	2,995	-	-	-
Contract rights	2,172	(2,051)	121	2,308	(1,987)	321
Customer contracts	114	(56)	58	114	(50)	64
Total finite-lived intangible assets	$37,817	$(7,902)	$29,915	$12,198	$(6,549)	$5,649

          Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2006 and 2005 was approximately $1.8 million and $0.5 million, respectively. Future annual amortization expense is estimated at approximately $6.3 million, however, this amount could differ from the actual amortization as a result of changes in useful lives and other relevant factors.

7.      Short term facilities

          As a result of utilizing approximately $95.2 million of its cash to acquire Prism on July 3, 2006, the Company was required, from time to time, to draw down on its short term facilities in order to meet its obligations to distribute social welfare grants. As of September 30, 2006, the Company had short term facilities of $86.0 million, translated at exchange rates applicable as of September 30, 2006. The interest rate applicable on $71.2 million, translated at exchange rates applicable as of September 30, 2006, of these short term facilities is the South African prime overdraft rate less 225 basis points. The interest rate applicable on $14.8 million, translated at exchange rates applicable as of September 30, 2006, of these short term facilities is the South African prime overdraft rate. All amounts due under the short term facilities were repaid as of September 30, 2006. The Company’s management believes its current short term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

          On October 13, 2006, the South African Reserve Bank increased the South African repurchase rate 50 basis points and as of October 13, 2006, the South African prime overdraft rate is 12%.

8.      Capital structure and creditor rights attached to the B Class Loans

          As described in Note 10 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K, the Company’s balance sheet reflects two classes of equity - common stock and linked units.

          During the three months ended September 30, 2006, 769,986 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 5,673,580 linked units during the three months ended September 30, 2006. The net result of these conversions was that 5,673,580 B class preference shares and B class loans were ceded to Net1 during the three months ended September 30, 2006, which converted 769,986 shares of special convertible preferred stock to 769,986 common stock in return for the ownership of the 5,673,580 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 769,986 and the number of outstanding shares of special convertible preferred stock has decreased by 769,986. In addition, as a consequence of the conversion, Net1 now owns 188,750,015 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.009 million to $0.008 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

9.      Earnings per share

          The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 10 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, the linked units have the same rights and entitlements as those attached to common shares.

          As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended September 30, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.9 million) of common stock (50.4 million) and special convertible preferred stock (6.5 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period.

          The basic earnings per share for the three months ended September 30, 2005, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (55.3 million) of common stock (40.1 million) and special convertible preferred stock (15.2 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three months ended September 30, 2006 and 2005.

	Three months ended
	September 30,
	2006	2005
	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	50,367	40,057
Weighted average effect of dilutive securities: employee stock options	475	644
Weighted average number of outstanding shares of common stock – diluted .	50,842	40,701

	Three months ended
	September 30,
	2006	2005
	‘000	‘000
Weighted average number of outstanding linked units – basic	6,545	15,241
Weighted average effect of dilutive securities: employee stock options	62	246
Weighted average number of outstanding linked units – diluted	6,607	15,487

9.      Earnings per share (continued)

	Three months ended
	September 30,
	2006	2005
	‘000	‘000
Total weighted average number of outstanding shares used to calculate
earnings per share – basic	56,912	55,298

Total weighted average number of outstanding shares used to calculate
earnings per share – diluted	57,449	56,188

10.     Comprehensive income

          The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three months ended September 30, 2006 and 2005 was:

	Three months ended
	September 30,
	2006	2005
Net income	$15,072	$13,179
Foreign currency translation adjustments	(10,540)	6,128
	$4,532	$19,307

11.    Share-based payments

          Stock options

               Options granted under 2004 Stock Incentive Plan

          In 2004, all stock options available for grant under the Company’s 2004 Stock Incentive Plan were granted to the Company’s directors, officers, other employees and other eligible participants as non-qualified stock options. Of these options, 20% became exercisable on the date of grant, and 20% of the remaining options become exercisable on first, second, third and fourth anniversaries of the date of grant. The options expire ten years from date of grant. Under the rules governing the stock options, those stock options held by persons other than directors and executive officers are automatically exercised on the date they first become exercisable, with payment upon exercise provided by a loan from the Company to the option holder. Such loans are on a recourse basis and bear interest at market rates. Stock options held by directors and executive officers are not automatically exercised when they first become exercisable and no loan is extended for the payment for the exercise price upon exercise. All shares acquired upon exercise, whether held by directors, executive officers or others, may only be sold eleven months after they become exercisable, except as otherwise permitted by the Company’s Remuneration Committee.

               Other stock options

          In January 2006, 200,000 non-qualified stock options were issued at an exercise price of $30.71 per option to a new employee of the Company. These options were scheduled to become exercisable ratably over a period of five years commencing January 9, 2007. The employee resigned on September 13, 2006. Because none of these options had become exercisable prior to the resignation date, the compensation charge of approximately $0.2 million included in additional paid in capital and retained earnings has been reversed. In addition, the deferred tax asset and associated valuation allowance related to the 200,000 stock options has been reversed. The reversal of the stock compensation charge has been allocated to general and administration and the reversal of the deferred tax charge and associated valuation allowance has been allocated to income tax expense.

11.    Share-based payments (continued)

          Stock options (continued)

               Options granted to employees of Prism

          In August 2006, 904,674 non-qualified stock options were issued at an exercise price of $22.51 per option to employees of Prism. These options become exercisable over a period of four and three quarter years commencing May 8, 2007. The period during which the options become exercisable are presented in the table below. The Company believes that it is reasonably likely that the Prism employees will exercise the options one year after the option becomes exercisable. Any unexercised options granted to the employee expire on August 24, 2016. The options were valued using the Cox Ross Rubinstein binomial model using the following assumptions:

	Market
	and	Expected		Risk free	Estimated
	Exercise	life	Dividend	rate of	expected
Option exercisable	Price ($)	(in days)	yield	return	volatility
On or after May 8, 2007 and prior to May 8, 2008	22.51	730	0%	4.8745%	25%
On or after May 8, 2008 and prior to May 8, 2009	22.51	1,095	0%	4.8053%	26%
On or after May 8, 2009 and prior to May 8, 2010	22.51	1,460	0%	4.7572%	30%
On or after May 8, 2010 and prior to May 8, 2011	22.51	1,825	0%	4.7664%	33%
On or after May 8, 2011	22.51	2,190	0%	4.7905%	35%

          The estimated expected volatility was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was approximately $5.7 million. There are no tax consequences related to these options.

          The Company has recorded a net stock compensation benefit of $0.03 million for the three months ended September 30, 2006, which comprised:

		Allocated to
		cost of goods
		sold, IT
	Total	processing,	Allocated to
	charge	servicing and	general and
	(benefit)	support	administration
Stock compensation charged – options
granted in January 2006	$66	-	$66
Stock compensation charged – options
granted to employees of Prism	122	$62	60
Reversal of stock compensation charge
related to options granted in January 2006	(216)	-	(216)
	$(28)	$62	$(90)

          The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and general and administration based on the allocation of the cash compensation paid to the employees.

          As of September 30, 2006, the total unrecognized compensation cost related to stock options is approximately $5.5 million. The total unrecognized compensation cost is expected to be recognized over approximately 4.5 years. As of September 30, 2006, the interest due from employees related to stock options exercised was approximately $0.02 million.

11.    Share-based payments (continued)

          Activity under the Company’s 2004 Stock Incentive Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the three months ended September 30, 2006 and 2005 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		average	Contractual	Aggregate
	Number of	exercise	Term	Intrinsic
	shares	price	(in years)	Value
Balance outstanding – July 1, 2005	1,088,762	$3.00	9.00	-
Exercised	(66,664)	3.00	-	$1,267
Balance outstanding – September 30, 2005	1,022,098	3.00	8.50	26,421
		-
Balance outstanding – July 1, 2006	832,727	9.66	8.36	22,775
Options granted to Prism employees	904,674	22.51	10.00	-
Exercised	(16,666)	-	-	339
Forfeitures	(200,000)	-	-	-
Balance outstanding – September 30, 2006	1,520,735	$7.54	8.67	$16,524

Exercisable	24,999	$$3.00	7.75	$571

          During the three months ended September 30, 2006 and 2005, the following activity occurred under the Company’s 2004 Stock Incentive Plan:

	Three months ended
	September 30,
	2006	2005
Total intrinsic value of stock options exercised	$339	$1,267

          No stock awards became exercisable during the three months ended September 30, 2006 and 2005.

          In September 2006, the Company received approximately $0.05 million from an employee exercising stock options. The Company does not anticipate receiving any tax benefits from the exercise of options by employees.

          The Company issues new shares to satisfy stock option exercises. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the 2004 Stock Incentive Plan.

12.    Operating segments

          The Company discloses segment information in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

          The Company currently has four reportable segments each of which operates mainly within South Africa: Transaction-based activities, Smart card accounts, Financial services and Hardware, software and related technology sales. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets. For the first quarter of fiscal 2007, the operations of Prism have been allocated to two of the existing reportable segments of the Company as the chief operating decision maker has currently been analyzing the business on this basis.

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three months ended September 30, 2006, there were three such customers, providing 36%, 17% and 11% of total revenue (three months ended September 30, 2005: three customers 38%, 19% and 12% of total revenue).

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

          The Hardware, software-related and technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”) as well as develops and provides Prism secure transaction technology, solutions and services. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, and SIM card licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application launched during the year ended June 30, 2005.

          Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

12.    Operating segments (continued)

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2006	2005

Revenues
Transaction-based activities	$32,237	$27,818
Smart card accounts	8,580	8,552
Financial services	2,985	4,274
Hardware, software and related technology sales	9,124	5,243
Total	52,926	45,887
Operating income
Transaction-based activities	18,428	14,132
Smart card accounts	3,900	3,887
Financial services	1,060	1,844
Hardware, software and related technology sales	1,049	4,067
Corporate/Eliminations	(1,262)	(3,533)
Total	23,175	20,397
Interest earned
Transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	3,205	2,802
Total	3,205	2,802
Interest expense
Transaction-based activities	2,330	1,889
Smart card accounts	-	-
Financial services	-	10
Hardware, software and related technology sales	3	-
Corporate/Eliminations	-	-
Total	2,333	1,899
Depreciation and amortization
Transaction-based activities	1,360	1,149
Smart card accounts	-	-
Financial services	104	111
Hardware, software and related technology sales	1,145	-
Corporate/Eliminations	338	278
Total	2,947	1,538
Income taxation expense
Transaction-based activities	4,662	3,543
Smart card accounts	1,131	1,127
Financial services	308	529
Hardware, software and related technology sales	303	1,178
Corporate/Eliminations	2,436	2,034
Total	$8,840	$8,411

12.    Operating segments (continued)

	Three months ended
	September 30,
	2006	2005

Net income after taxation
Transaction-based activities	$11,436	$8,701
Smart card accounts	2,769	2,761
Financial services	752	1,306
Hardware, software and related technology sales	742	2,887
Corporate/Eliminations	(627)	(2,476)
Total	15,072	13,179
Segment assets
Total	287,637	237,547
Expenditures for long-lived assets
Transaction-based activities	503	410
Smart card accounts	-	-
Financial services	70	132
Hardware, software and related technology sales	270	-
Corporate/Eliminations	-	-
Total	$843	$542

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

13.    Costs related to public offering and Nasdaq listing

          The Company completed a public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the three months ended September 30, 2005.

Three months
ended
September 30,
2005
Legal fees	$982
Printing	243
Accounting fees	25
Regulatory and filing fees	165
Other	62
Total costs related to public offering and Nasdaq listing .	$1,477

          The Other category includes costs to date related to venue hire, travel, bank charges and other miscellaneous expenses related to the public offering and Nasdaq listing. All costs related to the public offering are non-deductible for taxation purposes.

          Underwriting discounts and commissions of $2.4 million were incurred relating to underwriters exercising their over allotment option. The discounts and commissions have been charged directly to additional paid-in capital.

14.    Income tax in interim periods

          For the purposes of interim financial reporting, the Company determines the appropriate income tax provision in accordance with the guidance in APB Opinion 28, Interim Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. Accordingly, the tax charge is calculated by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income. This amount is then adjusted for the tax effect of significant unusual or extraordinary items that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

          In respect of the three month periods ended September 30, 2006, the tax charge was calculated using the expected effective tax rate for the year (36.89%) and our effective tax rate for the three months ended September 2006 is 36.76%.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. On June 7, 2004, we completed a transaction, which we more fully describe in our Annual Report on Form 10-K for the year ended June 30, 2005 in which the former shareholders of Net1 Applied Technology Holdings Limited, or Aplitec, acquired a majority voting interest in us. In accordance with U.S. generally accepted accounting principles, or GAAP, we accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquiror for accounting purposes. References to “we,” “our” and “us” refer to Net1 and its consolidated subsidiaries, including Aplitec, unless the context otherwise requires. When we refer to Net1, we are referring solely to Net 1 UEPS Technologies, Inc.

Forward-looking statements

          Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2006. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

          South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. According to estimates made by Statistics South Africa, or StatsSA, as of mid-2006, South Africa has a population of approximately 47.4 million people, of which an estimated 50% live below the poverty line. As of March 2006, StatsSA estimated that the South African unemployment rate is approximately 25.6% . The success we have achieved in South Africa since commencing operations in December 1997 has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our card holders with affordable functionality and lifestyle improvement. The South African government is also actively involved in a number of initiatives which may present us with opportunities to export our South African achievements, such as the New Partnership for Africa’s Development and the India-Brazil-South Africa Dialogue Forum, which is currently considering the establishment of an economic trade bloc between these three countries.

          In July 2004, we began a major drive to install point of service, or POS, devices at merchants located in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants securely on goods and services, without the need to withdraw the full amount in cash, represents one of the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring and other transaction fees. Use of the POS devices also lowers our costs by reducing the amount of cash we need to deliver to social welfare beneficiaries in cash at our mobile paypoints. We discuss the progress of our merchant acquiring efforts since implementation of these efforts under “—Progress of Our Merchant Acquiring Project.”

          In July 2006, we acquired Prism Holdings Limited, or Prism, which has a 74.9% interest in EasyPay (Proprietary) Limited, or EasyPay, the largest bank-independent financial switch, or transaction processor, in Southern Africa. The bulk of the 358 million transactions processed by EasyPay on behalf of retailers, bill issuers and financial institutions were transacted through a base of around 50,000 customer owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. The addition of the Prism merchant acquiring network will extend our footprint in South Africa from the deep rural areas, where we are active today, to the urban environment. We intend to upgrade the 50,000 terminals that form part of Prism’s network to accommodate our biometric-based UEPS technology, which will significantly enhance our wage payment program once we launch that service.

          We believe that the acquisition of Prism will also help us extend our ability to deliver solutions across the entire spectrum of transaction processing and assist us in expanding our international operations throughout Africa, Asia and Europe. The results of Prism’s operations are reflected in our financial statements from July 3, 2006. We have also begun to explore strategic partnership and business opportunities across the Americas.

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

South African Provincial Contracts

          We currently derive the majority of our revenues from our contracts with various South African provincial governments. The South African national government passed legislation in 2004 for the creation of the South African Social Security Agency, or SASSA. The primary purpose of SASSA is to consolidate at the central government level the administration of social welfare grants.

          SASSA commenced operations on April 1, 2006 and has recently begun the process of conducting a national tender for the distribution of welfare grants in which bidders will have the opportunity to bid for all of South Africa or on a province-by-province basis. In late July 2006, SASSA published a request for pre-qualification of bidders, or RFQ, which included a proposed timetable for pre-qualifying bidders, distributing requests for proposals, or RFPs, from pre-qualified bidders and evaluating RFP submissions, indicating that the process were to be completed by late November 2006. However, in mid-August 2006, SASSA withdrew the RFQ. SASSA did not indicate when it would re-publish the RFQ or otherwise recommence the tender process. We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that a national tender could lead to our losing one or more of our current contracts if SASSA decides to appoint a single (or other) contractor to provide social welfare grant distribution and we are not chosen. During this transition period, which we estimate to be approximately twelve months, our existing provincial government contracts will continue to be governed by their respective terms.

During the transition period to SASSA’s national administration, when a provincial government contract expires, whether at its originally scheduled expiration date or at the end of any applicable extension period, we must successfully re-tender in order to retain the contractual relationship. Usually, such a tender must be submitted as part of a competitive tender process. The fact that we previously held a particular contract does not necessarily mean that it will be awarded to us again. To date, we have successfully renewed every provincial government contract which we have been awarded. In addition, there have been occasions when a contract has not been formally renewed prior to its originally scheduled expiration date or expiration of the extension period, as is currently the case with the Eastern Cape, but in each of these cases we and the provincial government have continued to operate under the terms of the expired contract until the execution of a new contract or conclusion of a formal extension notice.

Our contracts with the provincial governments will expire at the end of December 2006. As SASSA has not re-commenced the RFQ or RFP process, we anticipate that our contracts will be extended for an indeterminable period of time, until SASSA gives formal guidance on the future tender process.

Progress of Our Merchant Acquiring Project

          We have completed the installation of our POS terminals at the majority of those merchant locations we deem the most important to service the bulk of our cardholder base. The productivity of the existing terminal base continues to improve, as is evident from the increase in the number of transactions processed per POS terminal installed. We believe that the existing terminal base has reached or is close to saturation and do not expect significant growth in future. Our ongoing POS deployment plan is now focused on secondary locations and retailers, where we will install fewer terminals over a longer period of time. The acquisition of EasyPay provides us with potential access to an existing terminal base of approximately 50,000 customer owned terminals, the majority of which are situated in retailers in the urban and semi-urban areas of South Africa. These 50,000 terminals were acquired from Prism in prior periods and are owned by the retailers. In order for these terminals to become UEPS enabled, we will need to equip these terminals with biometric readers and install our UEPS software.

          Through our merchant acquiring initiative, beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file may only be activated during the first week of January and not the last week of December. Our annual results are not expected to be affected as twelve full payment cycles are expected to be included our fiscal 2007 results.

          The key statistics and indicators of our merchant acquiring project on a quarterly basis during the last 15 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 1	Sep.	Dec.	Mar.	Jun.	Sep.
	2005	2005	2006	2006	2006
	NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,
	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L
Province included (1)	and NW	and NW	and NW	and NW	and NW
Total POS devices installed	3,959	3,929	3,905	4,038	4,169
Number of participating UEPS retail locations	2,303	2,366	2,352	2,381	2,468
Value of transactions processed through POS
devices during the quarter (2) (in $ ’000)	118,585	118,396	187,841	189,649	202,299
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in $ ’000)	112,950	127,765	171,022	187,769	189,139
Value of transactions processed through POS
devices during the quarter (2) (in ZAR ’000)	772,071	781,251	1,158,546	1,225,168	1,449,071
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in ZAR ’000)	734,172	840,695	1,055,203	1,213,026	1,354,805
Number of grants paid through POS devices
during the quarter (2)	1,449,675	1,496,384	2,518,296	2,554,616	2,976,558
Number of grants paid through POS devices
during the completed pay cycles for the quarter
(3)	1,703,262	1,855,192	2,288,883	2,537,377	2,784,170
Average number of grants processed per terminal
during the quarter (2)	403	379	643	643	725
Average number of grants processed per terminal
during the completed pay cycles for the quarter
(3)	474	470	584	639	678

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2) Refers to events occurring during the quarter (i.e., based on three calendar months).
(3) Refers to events occurring during the completed pay cycle. As discussed above the grant payment file is typically activated during the week preceding the commencement of a calendar month.

          The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle, during the 15 month period ended September 30, 2006:

     The following chart presents the number of POS devices installed and the average spend per POS device, per calendar month, during the 15 month period ended September 30, 2006:

The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices, per pay cycle, during the 15 month period ended September 30, 2006:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures), per calendar month, processed through our installed base of POS devices during the 15 month period ended September 30, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle, for the 15 month period ended September 30, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per calendar month, for the 15 month period ended September 30, 2006:

International Expansion

          Namibia

          We own 50% of SmartSwitch Namibia (Proprietary) Limited, or SmartSwitch Namibia, and the other 50% is owned by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. SmartSwitch Namibia operates a national UEPS smart card-based switching and settlement system in Namibia and provided NamPost with a UEPS banking platform. The UEPS system will also be offered to employers, retailers, medical insurance companies and other government institutions.

          The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the un-banked and under-banked citizens of Namibia. To date, NamPost has acquired 49,892 new clients as a direct result of the implementation of the UEPS technology.

          SmartSwitch Namibia has activated 138,863 UEPS cards and has signed up 125 merchants to accept UEPS cards.

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

          SmartSwitch Namibia officially commenced operations during February 2006. During the year ended June 30, 2006, software and hardware were made available for collection to SmartSwitch Namibia and we have recognized net income related to these software and hardware sales during the first quarter of fiscal 2007.

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

          Together with Capricorn we have capitalized SmartSwitch Botswana with approximately $2.4 million (BWP 15.4 million, at June 30, 2006, foreign exchange rates), in start-up capital and loans, which was contributed equally by both parties. The proceeds will be utilized by SmartSwitch Botswana for the acquisition of hardware and software from us and for general working capital purposes.

          Phase 1 of the project will focus on the migration of all Capricorn’s financial services products to the UEPS smart card, offering affordability, security, simplicity and flexibility. During the three months ended September 30, 2006, we sold software and hardware to the value of $2.0 million (ZAR 14.4 million) to the company. We expect the system to be commissioned during the second quarter of fiscal 2007 in accordance with our original expectations.

          Nigeria

          During the fourth quarter of fiscal 2006, we entered into a shareholders agreement with Diamond Bank Plc and Innovative Capital & Investments Limited, or Innovative, to create SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, to launch and operate a national UEPS smart card-based switching and settlement system in Nigeria. We initially owned 51% of SmartSwitch Nigeria, but then invited two other large Nigerian banks to participate as shareholders which may result in a dilution of our and the Innovative shareholding. The initial capital required for SmartSwitch Nigeria is approximately $18.0 million, comprising $14.0 million for the UEPS-related hardware and software and $4.0 million for the first year’s working capital requirements.

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

          We expect SmartSwitch Nigeria to become operative during the third quarter of fiscal 2007.

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

          We believe that the South African Reserve Bank, or SARB, is unlikely to grant any new banking licenses until the Basel 2 requirements have been implemented by all banks currently registered in South Africa. We believe that this compliance status will not be reached prior to the third or fourth quarter of fiscal 2007, and may be further delayed. We are therefore currently seeking to identify existing but smaller banks which share our vision, mission statement and long-term objectives and which do not perceive us as a threat to their existing business, target markets or technology platforms. We therefore, if necessary, will seek to obtain an equity stake in one of these existing banks in order to gain access to a banking license and to the national payment system or we will enter into an arrangement with one of these banks that will allow us to launch our wage payment system within a newly created division of the bank.

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

Prism Integration

          During the three months ended September 30, 2006, we began the process of integrating our business with that of Prism. Under South African law, we were precluded from conducting an in-depth analysis of Prism’s operations and processes prior to the acquisition, which occurred on July 3, 2006. We began our in-depth review and integration of Prism’s operations and processes in July 2006 and we have essentially completed this process. The integration process includes the following:

  redeploying certain of our and Prism’s key employees to critical functions within the combined group;
  relocating employees in order to achieve operational and administrative effectiveness;
  implementing pre-acquisition plans to reduce costs of the combined group; and
  integrating our and Prism’s core technologies in order to achieve maximum operational efficiencies.

Prism’s operations currently comprise the following main activities:

  Payment processing and bill payment: EasyPay provides the largest South African retailers and petroleum companies with debit and credit card transaction switching services through an estimated 50,000 POS devices that are connected to the EasyPay switch. In addition, EasyPay also offers a consumer bill payment service that enables account payments for approximately 200 different bill issuers, including local authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies. Consumers are encouraged to pay their bills at all participating retailers that have POS devices connected to EasyPay.

  Manufacturing and supply of chip cards into the South African and other international markets: The majority of cards supplied by Prism are Global System for Mobile Communication, or GSM, cards and the major customers are mobile network operators in South Africa and the Philippines. Prism’s chip software is also licensed to a number of the world’s major silicon, module and Subscriber Identity Module, or SIM,-card manufacturers. A key application developed by Prism is Voucherless Top-up, or VTU, which facilitates mobile phone-based pre-paid airtime vending and enables cell phone users to purchase additional airtime simply, securely and conveniently.

  Supply of integrated POS payment products and systems: Prism is a VeriFone partner for sub-Saharan Africa and the Indian Ocean islands. In addition to the supply of POS equipment, Prism also supplies proprietary value-added services, or VAS, applications for the POS devices that enable retailers to supply additional services such as airtime top-up and bill payments.

  Supply of transaction security solutions: Prism provides Triple Data Encryption Standard, or TDES, and EMV implementations for operators of payment processing devices, Personal Identification Number, or PIN, encryption devices, card acceptance modules and outdoor payment terminals.

Our future strategy for Prism’s activities will focus on the following initiatives:

  We will seek to enable the majority of POS devices connected to EasyPay to accept UEPS cards. In order to achieve this objective, we need to obtain permission from the retailers who own these devices and connect biometric readers to these terminals. The capital expenditure that we will have to incur to install these biometric devices is estimated at approximately $5.0 million. We believe that the retailers will agree to these upgrades as it will enable them to accept the 3.7 million UEPS cards already in issue, as well as the UEPS cards we plan to issue in future as part of our wage payment system initiative. We have already explored this initiative with major South African retailers and we have received positive feedback. The combination of our existing terminal base, mainly in rural areas, with the EasyPay- connected terminals, mainly in semi-urban and urban areas, will provide us with the largest terminal footprint in South Africa. We expect that this substantial increase in the number of UEPS-enabled terminals will have a very significant and positive impact on the level of usage of our UEPS technology throughout South Africa. Once we implement this combination,, we will generate transaction-based revenues, payable by the retailers, when a UEPS card is used at any UEPS-enabled terminal. We also plan to enhance the EasyPay bill payment service by introducing technology that will enable consumers to receive bill notifications on their mobile phones and will allow them to settle the bill immediately through their mobile phones, for which we will charge a transaction fee. We are also exploring the possibility of issuing a dedicated credit card to EasyPay customers that can only be used for the payment of utility bills. Should this initiative prove to be feasible, we will generate interest income from the use of these credit cards.

  We plan to integrate our UEPS software with Prism’s GSM chip software. The combined software will enable the SIM cards in GSM mobile devices to perform UEPS functions such as loading, spending, continuous debit, automatic debit and automatic credit. As a result, mobile service providers will be able to offer their customers an enhanced service that includes the ability to transact using their phones, while opening a channel to financial service providers to deliver their products and recover payments or premiums from mobile handset owners. We plan to license the combined UEPS/GSM solution to major card manufacturers and generate license fee revenue from every card that is manufactured with our software mask. We will also increase marketing efforts to sell the VTU solution to mobile operators in South Africa and internationally. We will generate revenues from the sale of the VTU solution, either by charging a transaction fee based on the value of airtime purchased through the system, or by entering into a joint venture with the service provider and sharing in the profits generated through the use of the VTU system. The implementation of VTU in a country or region will also provide us with an entry opportunity to sell a UEPS system, as most mobile operators require a system to collect the money spent by their prepaid customers on airtime top-up, for which UEPS is ideally suited. More importantly, we will generate income from each UEPS system sold as a result of the above-mentioned implementation, to existing financial institutions, telephone suppliers or to new entrants in the banking arena that choose to use the mobile channel as a delivery mechanism. We are actively developing a technology solution designed to bridge seamlessly the mobile phone to existing payment infrastructures such as ATMs, POS devices, the Internet and voice channels, and we expect that in the near future we will file patent applications covering this technology. We believe that this technology has the potential to influence significantly the worldwide payment processing industry. .

  We will focus on enhancing the VeriFone terminal software to offer the users of these terminals a complete hardware and software solution, with the ability to accept all card types and to perform VAS, such as bill payments and the sale of prepaid utilities. In South Africa, users of these terminals will be encouraged to process their transactions and VAS through us. We expect to generate revenue from this activity through the sale or the rental of the terminals, as well as from processing and acquiring fees for those terminals connected to our merchant acquiring network.

  We will continue to supply transaction security solutions and will utilize the expertise in this division and will seek to ensure that the security protocols utilized in UEPS remain innovative and industry-leading. We will continue to generate revenue from the sale of the solutions we develop from these activities.

          The table below summarizes the anticipated financial and synergistic effects of our Prism strategy as outlined above:

Table 2	Anticipated impact on:
	Transaction	Revenue per	Operating	Potential Synergies and
Activity	Volume	transaction	Margin	New Opportunities

Increase debit / credit and	High	Low		Substantially increased level of usage of
UEPS transactions processed		(<ZAR1.00 per	High	UEPS cards, facilitating the deployment of
through terminals connected to		transaction)	(>50%)	our wage payment solution, or WPS.
EasyPay
		Medium		Generation of acquiring fees for grant-based
		(50-75 basis		transactions and WPS card holders.
		points of	High
		transaction value	(>75%)	Increased sales of fingerprint readers to verify
transactions performed by clients of existing
		Medium (ZAR1		banks.
per fingerprint
verification for
		any existing bank	High
		card)	(>75%)

Increase bill payment	High	Medium		Enhances functionality offered to UEPS
transactions		(<ZAR5.00 per	High	cardholders.
		transaction)	(>50%)
Introduction of bill payment on cell phone
		Medium		using push technology will allow users to
		(Introduction of		receive the bills and to effect payments
		bill payment via		securely and using their cell phone only.
cell phone – push
model – ZAR10
		per month per	High
		client)	(>75%)

Launch utility credit card	High	High (Interest at	High	Re-segmentation of existing credit card
		prevailing rates)	(>50%)	market by offering security and ease of use.

Low risk as current clients are payers of bills.

		Medium		New market for WPS and the introduction of
		(Acquiring fees of		our debit card – off-line as well as integrated
		2.5% for credit		cell phone payment facility.
cards and .5% for
debit cards)

License combined	High	Low (<$0.50 per	High	Launches UEPS as a payment system in all
GSM/UEPS chip software		chip)	(>50%)	countries where mobile operators deploy the
software.
		Low (UEPS	High
		System sales)	(>90%)	Increase in revenue for differentiated product
as well as new revenue steams from new
		High (UEPS	High	issuers who wish to operate the technology as
		transaction fees)	(>60%)	a bank.

Sell VTU to mobile operators	High	Medium (<2% of	High	Provides a potential entry for UEPS in the
(on transaction fee basis)		recharge value)	(>50%)	country/region where VTU is deployed.

Sell VTU to mobile operators	High		High (profit	Provides a potential entry for UEPS in the
(on joint venture basis)		Profit of JV	of JV equity	country/region where VTU is deployed.
		equity-accounted	accounted)

VeriFone and other hardware	Low		Medium	Expands the footprint of terminals that accept
sales		High	(<50%)	UEPS cards.

Transaction security solution	Low		High	Provides expertise for UEPS security
sales		High	(>50%)	requirements.

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

          Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2006.

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

Recent accounting pronouncements not yet adopted as of September 30, 2006

Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2006, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

	Three months ended		Year ended
Table 3	September 30,		June 30,
	2006	2005	2006
ZAR : $ average exchange rate	7.16302	6.5256	6.2219
Highest ZAR : $ rate during period	7.7995	6.9388	6.9473
Lowest ZAR : $ rate during period	6.7193	6.1556	5.5350
Rate at end of period	7.7253	6.3659	6.6840

          Translation exchange rates

          We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2006 and 2005, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Three months ended		Year ended
Table 4	September 30,		June 30,
	2006	2005	2006
Income and expense items: $1 = ZAR	7.2139	6.5026	6.4127

Balance sheet items: $1 = ZAR	7.7253	6.3659	7.2701

Results of operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in U.S. dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in U.S. dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

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

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

          The following factors had a significant influence on our results of operations during the three months ended September 30, 2006:

  significant weakening of the South African rand, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our revenues and net income in U.S. dollars;
  acquisition of the entire issued and outstanding ordinary shares of Prism on July 3, 2006, which increased our reporting revenues but had a negative impact on our operating margins and net income;
  amortization of Prism-related intangible assets, which had a negative impact on our net income;
  revenues from hardware and software sales to SmartSwitch Botswana, which increased our revenue and net income;
  continued decrease in margins in our traditional micro-lending operations; and
  increased revenues from continued adoption of our merchant acquiring project by cardholders.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 5	(US GAAP)
	Three months ended September 30,
	2006	2005	$ %
	$ ’000	$ ’000	change
Revenue	52,926	45,887	15%
Cost of goods sold, IT processing, servicing and support.	13,319	11,819	13%
General and administration	13,485	10,656	27%
Depreciation and amortization	2,947	1,538	92%
Costs related to public offering and Nasdaq listing	-	1,477
Operating income	23,175	20,397	14%
Interest income, net	872	903	(3)%
Income before income taxes	24,047	21,300	13%
Income tax expense	8,840	8,411	5%
Income before minority interest and earnings from
equity-accounted investments	15,207	12,889	18%
Minority interest	205	-
Earnings from equity-accounted investments	70	290	(76)%
Net income	15,072	13,179	14%

	In South African Rand
Table 6	(US GAAP)
	Three months ended September 30,
			ZAR
	2006	2005	%
	ZAR ’000	ZAR ’000	change
Revenue	381,804	298,384	28%
Cost of goods sold, IT processing, servicing and support.	96,083	76,854	25%
General and administration	97,280	69,292	40%
Depreciation and amortization	21,259	10,001	113%
Costs related to public offering and Nasdaq listing	-	9,604
Operating income	167,182	132,633	26%
Interest income, net	6,291	5,872	7%
Income before income taxes	173,473	138,505	25%
Income tax expense	63,771	54,693	17%
Income before minority interest and earnings from
equity-accounted investments	109,702	83,812	31%
Minority interest	1,479	-
Earnings from equity-accounted investments	505	1,886	(73)%
Net income	108,728	85,698	27%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the three months ended September 30, 2006, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the operations of Prism. We expect our revenues for the second quarter of fiscal 2007 to increase as a result of increased activities in the Prism operations as well as due to the delivery of hardware and software to SmartSwitch Nigeria and hardware to SmartSwitch Botswana.

          Operating income margin for the three months ended September 30, 2006 and 2005 was 44%. The inclusion of Prism operations during the first quarter of fiscal 2007 has reduced our overall operating margin as Prism operations generate a lower operating margin than our historical operations. In addition, our margin during the quarter was further reduced by intangible amortization charges related to Prism intangible assets acquired. This reduction was partially offset by the continued adoption of our merchant acquiring initiative and increased volumes and pricing in our pension and welfare business and software and hardware sales to SmartSwitch Botswana. We expect our operating income margin to increase in the second quarter of fiscal 2007 since Prism’s operations are seasonal and typically generate the lowest operating margin in the first quarter of the fiscal year.

          General and administration expenses increased during the three months ended September 30, 2006 from the comparable quarter due to the inclusion of Prism’s operations, inflationary increases in goods and services purchased from third parties (i.e. general office expenditures and rent), increased bonuses, and directors and officer’s insurance premiums.

          Cost of goods sold, IT processing, servicing and support includes a stock-based compensation charge of $0.06 million (ZAR 0.4 million) related to options granted to Prism employees. General and administration expenses includes a stock-based compensation charge of $0.06 million (ZAR 0.4 million) related to options granted to Prism employees. General and administration also includes the stock-based compensation charge of $ 0.07 million (ZAR 0.5 million) related to options granted to an employee in January 2006. The employee resigned before any of the options vested and accordingly the stock-based compensation charge of $0.2 million (ZAR 1.4 million) recorded from January to September 2006 has been reversed. The reversal has been included in general and administration.

          Our total costs of maintaining a listing on Nasdaq as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes resulted in the following expenditures:

	Three months ended
Table 7	September 30,
	2006	2005
	$ ’000	$ ’000
Legal fees, including fees related to public offering and
Nasdaq listing	316	806
Nasdaq fees, including fees related to public offering and
Nasdaq listing	-	149
Direct salary costs of staff retained to assist with
compliance with Sarbanes(1)	18	19
Fees paid to third party accountants and consultants
associated with Sarbanes	142	232
Independent directors fees	30	30
Total	506	1,236

	Three months ended
Table 8	September 30,
	2006	2005
	ZAR ’000	ZAR ’000
Legal fees, including fees related to public offering and
Nasdaq listing	2,275	5,239
Nasdaq fees, including fees related to public offering and
Nasdaq listing	-	969
Direct salary costs of staff retained to assist with
compliance with Sarbanes(1)	130	124
Fees paid to third party accountants and consultants
associated with Sarbanes	1,022	1,508
Independent directors fees	216	195
Total	3,643	8,035

(1)

includes the direct costs of employing a compliance officer in order to assist with the compliance with Sarbanes and does not include costs related to time spent by our executive committee, process owners and other staff to perform compliance procedures in order to comply with Sarbanes. We do not believe it possible to accurately quantify these costs.

          We completed our public offering and Nasdaq listing in August 2005. We incurred approximately $1.5 million (ZAR 9.6 million) during the three months ended September 30, 2005, related to legal fees, printing costs, registration and filing and accounting fees.

          The increase in depreciation and amortization during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, is largely due to the amortization of intangible assets acquired related to the Prism acquisition. The total amortization of these intangible assets during the three months ended September 30, 2006 is approximately $1.3 million (ZAR 9.1 million). The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the three months ended September 30, 2006 is $0.5 million (ZAR 3.4 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with most of our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the three months ended September 30, 2006 compared with the three months ended September 30, 2005. This reduction in depreciation is partially offset by the increase in depreciation of our participating merchant POS terminals and Prism property, plant and equipment acquired.

          Interest on surplus cash for the three months ended September 30, 2006 increased to $3.2 million (ZAR 23.2 million) from $2.8 million (ZAR 18.2 million) for the three months ended September 30, 2005. The increase in interest on surplus cash was due to the adjustment in the South African prime interest rate from an average of approximately 10.5% per annum for the three months ended September 30, 2005, to 11.32% per annum for the three months ended September 30, 2006 and the increase in the intended federal funds rate from an average of 3.42% per annum for the three months ended September 30, 2005 to 5.25% per annum for the three months ended September 30, 2006. The increase in the interest rates was partially offset by lower surplus cash balances as a result of the $95.2 million paid in cash for the acquisition of Prism.

          During the three months ended September 30, 2006, our finance costs increased due to an increase in our pre-funding obligation. Finance costs increased to $2.3 million (ZAR 16.8 million) for the three months ended September 30, 2006, from $1.9 million (ZAR 12.3 million) for the three months ended September 30, 2005.

          Total tax expense for the three months ended September 30, 2006 was $8.5 million (ZAR 61.9 million) compared with $8.4 million (ZAR 54.7 million) during the same period in the comparable quarter of the prior fiscal year. The increase was due to our increased profitability in our transaction-based activities.

          Our effective tax rate for the three months ended September 30, 2006 is 36.76%, compared to 39.5% for the three months ended September 30, 2005. The change in our effective tax rate is primarily due to the change in the statutory rate for South African companies and fewer non-deductible expenses during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The effect of the change in tax rate during the three months ended September 30, 2005 is included in our tax expense and was approximately $0.2 million (ZAR 1.0 million).

          For the three months ended September 30, 2006 and 2005, earnings from Permit totaled approximately $0.8 million and $0.7 million (ZAR 5.7 million and ZAR 4.4 million), respectively.

          SmartSwitch Namibia commenced operations in February 2006 and accordingly there are no results of operations for the three months ended September 30, 2005. Included in earnings from equity accounted investments is a loss from equity accounted investment of approximately $0.2 million (ZAR 1.6 million), before the realization of income from prior periods, related to SmartSwitch Namibia for the three months ended September 30, 2006. During the quarter, we realized income from license fees, software and hardware sales made to SmartSwitch Namibia in prior periods of approximately $0.01 million (ZAR 0.07 million). This income has been included in earnings from equity accounted investments.

          Earnings from equity-accounted investments includes a loss of $0.03 million (ZAR 0.2 million) for the three months ended September 30, 2006 related to SmartSwitch Botswana. As of September 30, 2006, SmartSwitch Botswana had not commenced operations and therefore we have not recognized any equity-accounted earnings from SmartSwitch Botswana, however, we were required to eliminate unrealized income from hardware and software sales made to SmartSwitch Botswana of $0.5 million (ZAR 3.7 million). We expect SmartSwitch Botswana to commence operations in the second quarter of fiscal 2007 and do not expect it to generate earnings during this quarter.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 9		In United States Dollars (US GAAP)
		Three months ended September 30,
	2006	% of	2005	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	32,237	61%	27,818	61%	16%
Smart card accounts	8,580	16%	8,552	19%	0%
Financial services	2,985	6%	4,274	9%	(30)%
Hardware, software and related technology sales	9,124	17%	5,243	11%	74%
Total consolidated revenue	52,926	100%	45,887	100%	15%
Consolidated operating income (loss):
Transaction-based activities	18,428	80%	14,132	69%	30%
Smart card accounts	3,900	17%	3,887	19%	0%
Financial services	1,060	5%	1,844	9%	(43)%
Hardware, software and related technology sales	1,049	5%	4,067	20%	(74)%
Corporate/eliminations	(1,262)	(7)%	(3,533)	(17)%	(64)%
Total consolidated operating income	23,175	100%	20,397	100%	14%

Table 10	In South African Rand (US GAAP)
	Three months ended September 30,
	2006		2005
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	232,555	61%	180,889	61%	29%
Smart card accounts	61,895	16%	55,610	19%	11%
Financial services	21,534	6%	27,792	9%	(23)%
Hardware, software and related technology sales	65,820	17%	34,093	11%	93%
Total consolidated revenue	381,804	100%	298,384	100%	28%
Consolidated operating income (loss):
Transaction-based activities	132,938	80%	91,894	69%	45%
Smart card accounts	28,134	17%	25,276	19%	11%
Financial services	7,647	5%	11,991	9%	(36)%
Hardware, software and related technology sales	7,567	5%	26,446	20%	(71)%
Corporate/eliminations	(9,104)	(7)%	(22,974)	(17)%	(60)%
Total consolidated operating income	167,182	100%	132,633	100%	26%

          Transaction-based activities

          In U.S. dollars, revenues increased by 16% for the three months ended September 30, 2006, from the three months ended September 30, 2005. Operating income increased by 30% for the three months ended September 30, 2006 from the three months ended September 30, 2005.

          In ZAR, revenues increased by 29% for the three months ended September 30, 2006, from the three months ended September 30, 2005. Operating income increased by 45% for the three months ended September 30, 2006 from the three months ended September 30, 2005.

          These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, higher volumes from all of our provincial contracts and the inclusion of transaction fees generated by EasyPay. We discuss these factors in more detail below.

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

          Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring Project.”

          Higher volumes from our provincial contracts:

          During the three months ended September 30, 2006, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended September 30, 2006 increased 10% to 11,170,215 from the three months ended September 30, 2005.

          The higher volumes under existing provincial contracts during the three months ended September 30, 2006, as well as average revenue per grant paid, are detailed below:

Table 11	Three months ended September 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2006	2005	2006	2005
Province	2006	2005	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	4,915,405	4,308,365	2.84	2.95	20.35	19.21
Limpopo (B)	2,892,620	2,694,168	2.23	2.36	16.00	15.33
North West (C)	820,955	776,963	2.50	2.79	17.94	18.13
Northern Cape (D)	413,243	389,575	2.61	2.93	18.69	19.02
Eastern Cape (E)	2,127,992	1,970,171	1.66	1.87	11.86	12.19
Total	11,170,215	10,139,242

(1) Average Revenue per Grant Paid excludes $ 0.77 (ZAR 5.50) related to the provision of smart card accounts.

(2) Average Revenue per Grant Paid excludes $ 0.85 (ZAR 5.50) related to the provision of smart card accounts.

          A - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal is primarily due to the increase in the per grant amount to beneficiaries announced in the 2006/2007 Budget Speech by the South African Minister of Finance. These per grant increases became effective on April 1, 2006. Our fee in this province is based on a percentage of the amount paid to beneficiaries.

          B - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo is due to the annual inflation price adjustment effective from December 2005.

          C - in ZAR, the decrease in the Average Revenue per Grant Paid in North West is due to fewer registrations.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registrations.

          E - in ZAR, the decrease in the Average Revenue per Grant Paid in Eastern Cape is due to fewer registrations.

          Through our merchant acquiring initiative, beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the payment file is normally activated during the first week of January and not the last week of December. Our annual results are not expected to be affected as twelve full payment cycles are expected to be included in the fiscal 2007 results.

          EasyPay transaction fees:

          During the three months ended September 30, 2006, EasyPay processed 101 million transactions with an approximate value of $3.2 billion, (ZAR 22.8 billion). The average fee per transaction during the three months ended September 30, 2006 was $0.03 (ZAR 0.21) . The fees related to the three months ended September 30, 2005 are not included in our results for the three months ended September 30, 2005 as we acquired EasyPay on July 3, 2006. We expect an increase in the number of transactions processed during the three months ended December 31, 2006 due to increased activity during the summer holidays in South Africa. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the second quarter of fiscal 2007.

          Operating income margin for the three months ended September 30, 2006 increased to 57% from 51% for the three months ended September 30, 2005. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the Limpopo province; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

          Operating profit margins generated by EasyPay during the three months ended September 30, 2006 were 26%, which is lower than those generated by our pension and welfare business and reduced the operating profit margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the three months ended September 30, 2006 of approximately $0.3 million (ZAR 2.4 million) is not reflected in the calculation of EasyPay operating margins.

          Allocation of revenues and operating income:

          Until the integration of Prism is complete, we believe it is meaningful to present to our investors the allocation of revenues and operating income between transaction-based activities (excluding EasyPay) and EasyPay on a standalone basis:

Table 12	Three months ended September 30, 2006
		Operating	Operating
	Revenue	Profit	Income
	’000	’000	Margin

Transaction-based activities (excluding EasyPay).	29,214	17,629	60%
EasyPay	3,023	799	26%
Total	32,237	18,428	57%

Table 13	Three months ended September 30, 2006
		Operating	Operating
	Revenue	Profit	Income
	ZAR ’000	ZAR ’000	Margin

Transaction-based activities (excluding EasyPay).	210,748	127,174	60%
EasyPay	21,807	5,764	26%
Total	232,555	132,938	57%

          Smart card accounts

          In U.S. dollars, revenues and operating income for the three months ended September 30, 2006 did not fluctuate significantly and are comparable to the three months ended September 30, 2005.

          In ZAR, revenues increased by 11% for the three months ended September 30, 2006, from the three months ended September 30, 2005. Operating income increased by 11% for the three months ended September 30, 2006, from the three months ended September 30, 2005.

          Operating income margin from providing smart card accounts was fairly constant at 45% for each of the three months ended September 30, 2006 and 2005.

          Revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,738,975 smart card-based accounts were active at September 30, 2006, compared to 3,398,516 active accounts as at September 30, 2005. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the continued efforts of the South African government to provide social assistance to the very old and very young.

          Financial services

          In U.S. dollars, revenues decreased by 30% for the three months ended September 30, 2006, from the three months ended September 30, 2005. Operating income decreased by 43% for the three months ended September 30, 2006 from the three months ended September 30, 2005.

          In ZAR, revenues decreased by 23% for the three months ended September 30, 2006, from the three months ended September 30, 2005. Operating income decreased by 36% for the three months ended September 30, 2006 from the three months ended September 30, 2005.

          Revenues from UEPS-based lending decreased during the three months ended September 30, 2006 compared with the three months ended September 30, 2005 due to the reduction in the rate of interest charged on UEPS-based loans in the second quarter of fiscal 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

          Revenues from our traditional microlending business decreased during the quarter due to increased competition, our strategic decision not to grow this business and lower interest rates charged on traditional microlending loans. The loan portfolio of the traditional microlending businesses remained static as a result of our strategic decision not to grow this business.

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

          Some of the key indicators of these businesses are illustrated below:

Table 14		As at September 30,
		2006		2005		2006	2005
					%	ZAR	ZAR	ZAR %
	$	’000	$	’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross		6,650		8,039	(17)%	51,372	51,177	0%
Allowance for doubtful finance loans
receivable		(3,551)		(4,053)	(12)%	(27,425)	(25,803)	6%
Finance loans receivable – net		3,099		3,986	(22)%	23,947	25,374	(6)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)		2,899		4,479	(35)%	22,393	28,516	(21)%
Total finance loans receivable,
net		5,998		8,465		46,340	53,890

          Operating income margin for the financial services segment decreased to 36% for the three months ended September 30, 2006 from 43% for the three months ended September 30, 2005, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations.

     Hardware, software and related technology sales

          In U.S. dollars, revenues increased by 74% for the three months ended September 30, 2006, from the three months ended September 30, 2005. Operating income decreased by 74% for the three months ended September 30, 2006, from the three months ended September 30, 2005.

          In ZAR, revenues increased by 93% for the three months ended September 30, 2006, from the three months ended September 30, 2005. Operating income decreased by 71% for the three months ended September 30, 2006, from the three months ended September 30, 2005.

          All activities related to Prism’s products and services, other than EasyPay, have been included in our hardware, software and related technology sales segment.

          Revenue and operating income for the three months ended September 30, 2006 comprises of:

  sales of terminals to retailers and other customers;

  sales of SIM cards to customers;

  rental of terminals to merchants participating in our merchant acquiring initiative; and

  repairs and maintenance services to customers.

          The SIM card market is currently in a state of flux and the sales price of SIM cards declined by more than 20% during the three months ended September 30, 2006 due to competitors manufacturing SIM cards in territories with lower production costs, global over-supply and global surplus manufacturing capacity. We expect this trend to continue into the foreseeable future. As a result we incurred a loss related to the sale of SIM cards during the three months ended September 30, 2006.

          Revenues from sales of software and hardware to SmartSwitch Botswana during the three months ended September 30, 2006, totaled approximately $2.0 million (ZAR 14.4 million) of which approximately $0.5 million (ZAR 3.7 million), after taxation, was eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations. Our operating margin on these sales was significantly higher than other items, including Prism products and services, included within the hardware, software and related technology sales segment.

          Amortization of Prism intangible assets during the three months ended September 30, 2006 was approximately $0.9 million (ZAR 6.7 million) and reduced our operating income.

          Revenue and operating income for the three months ended September 30, 2005 comprised primarily of an order to supply Nedbank with smart cards, smart card readers and terminals and the sale of software and licenses to SmartSwitch Namibia. Total revenues from the Nedbank order was approximately $2.0 million (ZAR 13.2 million). Revenues from sales of software and licenses to SmartSwitch Namibia during the three months ended September 30, 2005, totaled approximately $1.2 million (ZAR 7.7 million) of which approximately $0.4 million (ZAR 2.3 million), after taxation, was eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations.

          Hardware sales to Nedbank are infrequent, and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future. In addition, we expect sales of hardware, software and licenses related to our international expansion to occur on an ad hoc basis as and when new international ventures, such as SmartSwitch Namibia and SmartSwitch Botswana, are established. We expect to provide additional hardware to SmartSwitch Botswana and software and hardware to SmartSwitch Nigeria during the second quarter of fiscal 2007.

          Allocation of revenues and operating income:

          Until the integration of Prism is complete, we believe it is meaningful to present to our investors the allocation of revenues and operating income between hardware, software and related technology sales excluding Prism and Prism:

Table 15	Three months ended
	September 30, 2006
		Operating
		Profit
	Revenue	(Loss)
	$ ’000	$ ’000

Hardware, software and related technology sales excluding Prism	4,347	2,387
Prism	4,777	(1,338)
Prism before amortization of intangibles related to Prism acquisition	-	(406)
Amortization of intangibles related to Prism acquisition	-	(932)
Total	9,124	1,049

Table 16	Three months ended
	September 30, 2006
		Operating
		Profit
	Revenue	(Loss)
	ZAR ’000	ZAR ’000

Hardware, software and related technology sales excluding Prism	31,359	17,220
Prism	34,461	(9,653)
Prism before amortization of intangibles related to Prism acquisition	-	(2,931)
Amortization of intangibles related to Prism acquisition	-	(6,722)
Total	65,820	7,567

          Corporate/eliminations

          In U.S. dollars, operating loss decreased by $2.3 million for the three months ended September 30, 2006, from the three months ended September 30, 2005.

          In ZAR, operating loss decreased by ZAR 13.9 million for the three months ended September 30, 2006, from the three months ended September 30, 2005.

          The decrease in our operating losses for the three months ended September 30, 2006 compared with the three months ended September 30, 2005 is mainly due to the public offering and Nasdaq listing costs in 2005 of approximately $1.5 million (ZAR 9.6 million) incurred in the comparable period. Operating losses for the three months ended September 30, 2006, include all corporate activities of Prism until such time as its operational activities have been integrated with ours. We expect the integration to be completed by December 31, 2006.

          Our operating losses also include expenditure related to compliance with Sarbanes, non-executive directors’ fees resulting from the election of independent directors to our board, employee and executives salaries and bonuses, legal and auditor fees, directors and officer’s insurance premiums, telecommunications and property related expenditures including utilities, rental, security and maintenance.

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At September 30, 2006 our cash balances were $102.1 million, which comprised mainly ZAR-denominated balances of ZAR 479.0 million ($62.1 million) and U.S. dollar-denominated balances of $40.0 million. Cash reduced from June 30, 2006 because of payment of Prism’s purchase price.

          Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the U.S. and European money markets.

          Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have no long-term indebtedness. We have aggregate credit facilities of $86.0 million (ZAR 665 million). As a result of utilizing approximately $96.2 million, representing approximately 50% of June 30, 2006 cash balances to acquire Prism, during the quarter we borrowed under these facilities on a short-term basis when our pre-funding requirements exceeded the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

          We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $44.0 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The increase in the number of social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces during the three months ended September 30, 2006 has increased our pre-funding requirements and we have utilized external short term financing for the pre-funding of these grant payments.

          The amount disbursed through merchants during the three months ended September 30, 2006, was reimbursed to us by the provincial governments during the first two weeks of October 2006. We settle our obligation to merchants within 48 hours of the distribution of the grant by the merchant to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month, and a quarter, however, the situation is typically reversed within a week.

          We currently believe that our credit facilities are sufficient to fund our operations through at least the end of fiscal 2007. However, the reduction in our available cash, due to payment of Prism’s purchase price, may require us to seek additional sources of capital through an increase in availability under our credit facilities or issuance of debt securities. There can be no assurance that we will be able to secure such additional financing on acceptable terms.

          Cash flows from operating activities

          Net cash outflows from operating activities for the three months ended September 30, 2006, was $1.5 million (ZAR 11.0 million) compared to net cash inflows of $9.2 million (ZAR 59.9 million) for the three months ended September 30, 2005. The decrease in operating cash flows is largely due to timing between the settlement of our obligation with merchants that distribute grants through our merchant acquiring network and receipt of these amounts from the provincial governments. Typically we settle the obligation with the merchant within 24 hours of distributing the grant. The provincial governments typically repay us between seven and 14 days of distributing the grant. We began distributing social welfare grants for October on September 27, 2006 which results in a higher amount settled with the merchants compared with amounts received from the provincial governments which has adversely affected our cash inflows during the quarter. The amounts due from the provincial governments were received after September 30, 2006. During the three months ended September 30, 2006, we paid an additional $9.0 million (ZAR 66.8 million) related to our tax year ended June 30, 2006 second provisional payment. In addition, we paid Secondary Taxation on Companies, or STC, of approximately $0.5 million (ZAR 3.3 million) related to the closure and deregistration of dormant subsidiaries during the three months ended September 30, 2005. See the table below for a summary of all taxes paid. We expect to pay our first provisional payments related to tax year ended June 30, 2007 during the second quarter of fiscal 2007.

          Taxes paid during the three months ended September 30, 2006 and 2005 were as follows:

Table 17	Three months ended September 30,
	2006	2005	2006	2005
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	n/a	n/a	n/a	n/a
Second provisional payments	n/a	n/a	n/a	n/a
Third provisional payments	n/a	n/a	n/a	n/a
Taxation paid related to prior years	9,027	8,656	66,837	56,124
Taxation refunds received	(500)	n/a	(3,616)	n/a
Secondary taxation on companies	n/a	496	n/a	3,332
Total tax paid	8,527	9,152	63,221	59,456

          Cash flows from investing activities

          Cash used in investing activities for the three months ended September 30, 2006 includes capital expenditure of $0.8 million (ZAR 5.8 million), of which $0.3 million (ZAR 2.3 million) related to the purchase of equipment and other property plant and equipment by EasyPay in order to maintain operations. During the three months ended September 30, 2006, we paid $82.1 million (ZAR 591.1 million), net of cash received, for the entire issued and outstanding ordinary capital of Prism. We do not expect to incur any significant additional expenditure related to this acquisition during the second quarter of fiscal 2007.

          During the three months ended September 30, 2005, we invested $0.6 million (ZAR 3.9 million) in equity and lent $1.3 million (ZAR7.8 million) to SmartSwitch Namibia, a UEPS-based switching system established in Namibia.

          Cash flows from financing activities

          During the three months ended September 30, 2006 we received $0.05 million (ZAR 0.36 million) from an employee exercising stock options. As discussed above we were required to utilize our credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries during the three months ended September 30, 2006. As of September 30, 2006, these short term borrowings had been settled in full. As our reporting currency is the U.S. dollar and our functional currency is the ZAR the exchange rate fluctuations during the three months ended September 30, 2006 resulted in reporting discrepancies between the proceeds from bank overdrafts and the repayment of bank overdrafts presented in our unaudited condensed consolidated statement of cash flow for the three months ended September 30, 2006. The result of these exchange rate fluctuations are included in effect of exchange rate changes on cash presented in our unaudited condensed consolidated statement of cash flow for the three months ended September 30, 2006.

          In August 2005, we received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters of our public offering exercising their option to acquire 1.5 million shares of our common stock and employees selling their stock pursuant to the offering.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          Capital expenditures for the three months ended September 30, 2006 and 2005 were as follows:

Table 18	Three months ended September 30,
			2006	2005
	2006	2005	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	503	410	3,622	2,672
Smart card accounts	-	-	-	-
Financial services	70	132	504	870
Hardware, software and related technology sales	270	-	1,944	-
Corporate / Eliminations	-	-	-	-
Consolidated total	843	542	6,070	3,542

          We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

          As mentioned above, our capital expenditures for the three months ended September 30, 2006 related mainly to the acquisition of equipment by EasyPay in order to maintain operations. All Prism capital investment projects have been suspended until the integration has been completed.

          All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had no outstanding capital commitments at September 30, 2006. We anticipate that capital spending for the second quarter of fiscal 2007 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants. We expect to fund these expenditures through internally generated funds.

          Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 19	Payments due by Period, as at September 30, 2006 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease
obligations	3,006	1,682	1,302	22	-
Purchase obligations	243	243
Total	3,249	1,925	1,302	22	-

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of September 30, 2006 and 2005, our outstanding foreign exchange contracts were as follows:

As of September 30, 2006

Notional amount		Strike price		Maturity

EUR	627,372	ZAR	8.0529	November 30, 2006
EUR	(627,372)	ZAR	8.2625	November 30, 2006

As of September 30, 2005

Notional amount		Strike price		Maturity

EUR	285,000	ZAR	8.4137	October 25, 2005
EUR	106,950	ZAR	8.4078	November 14, 2005
EUR	798,000	ZAR	8.4494	November 25, 2005
EUR	39,000	ZAR	8.4793	November 30, 2005
EUR	2,031,360	ZAR	7.9544	December 28, 2005
EUR	266,960	ZAR	7.9581	December 28, 2005

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo, rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $19,702 per month, while interest earned per month on any surplus cash increases by $11,474 per $12.9 million (ZAR 100 million).

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

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
10.27	Form of Stock Option Agreement dated as of August 24, 2006, by and between Net 1 UEPS Technologies, Inc. and employees of Prism Holdings Limited
10.28

Second Addendum, dated as of August 29, 2006 to the Implementation Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited (incorporated by reference to Exhibit 2.1 to Net 1 UEPS Technologies’ Form 8-K (SEC File No. 000-31203), filed on August 31, 2006)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director