Form 10-Q
period 2006-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2007-02-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of December 29, 2006 (the latest practicable date), 50,483,228 shares of the registrant’s common stock, par value $0.001 per share, and 6,445,416 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2006 (Unaudited) and June 30, 2006	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2006 and 2005	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	57
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	58
Item 6.	Exhibits	59
Signatures		60
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
	December 31,	June 30,
	2006	2006
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,902	$189,735
Pre-funded social welfare grants receivable	34,110	17,223
Accounts receivable, net of allowances of – December: $542; June: $159	15,927	21,219
Finance loans receivable, net of allowances of – December: $4,232; June: $3,448	7,596	6,713
Deferred expenditure on smart cards	470	656
Inventory	5,814	1,935
Deferred income taxes	8,335	3,237
Total current assets	200,154	240,718
LONG TERM RECEIVABLE	967	946
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – December: $25,754; June: $16,543	8,135	3,757
EQUITY ACCOUNTED INVESTMENTS	5,412	4,986
GOODWILL	86,134	13,923
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
December: $10,350; June: $6,549	35,124	5,649
TOTAL ASSETS	335,926	269,979
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	-	20
Accounts payable	3,076	2,073
Other payables	42,411	28,575
Income taxes payable	10,654	12,455
Total current liabilities	56,141	43,123
DEFFERRED INCOME TAXES	32,771	17,846
INTEREST BEARING LIABILITIES	3,586	-
TOTAL LIABILITIES	92,498	60,969
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - December: 50,483,228; June: 49,596,879	51	50
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - December: 6,445,416; June: 7,315,099	6	7
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - December:
47,492,563; June: 53,900,752	8	9
ADDITIONAL PAID-IN-CAPITAL	106,339	105,792
TREASURY SHARES ISSUED: December: 147,973; June: 147,973	(3,958)	(3,958)
ACCUMULATED OTHER COMPREHENSIVE INCOME	(3,786)	(9,763)
RETAINED EARNINGS	144,768	116,873
TOTAL SHAREHOLDERS’ EQUITY	243,428	209,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$335,926	$269,979

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$49,571	$47,429	$102,497	$93,316
EXPENSE
COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	10,926	12,908	24,245	24,727
GENERAL AND ADMINISTRATION	15,690	11,956	29,175	22,612
DEPRECIATION AND AMORTIZATION	2,813	1,365	5,760	2,903
COSTS RELATED TO PUBLIC OFFERING AND
NASDAQ LISTING	-	27	-	1,504
OPERATING INCOME	20,142	21,173	43,317	41,570
INTEREST INCOME, net	1,186	1,343	2,058	2,246
INCOME BEFORE INCOME TAXES	21,328	22,516	45,375	43,816
INCOME TAX EXPENSE	8,690	8,577	17,530	16,988
NET INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND EARNINGS
FROM EQUITY ACCOUNTED INVESTMENTS	12,638	13,939	27,845	26,828
MINORITY INTEREST	-	-	205	-
EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS	185	(7)	255	283
NET INCOME	$12,823	$13,932	$27,895	$27,111
Net income per share
Basic earnings, in cents – common stock and linked
units	22.5	24.6	49.0	48.1
Diluted earnings, in cents – common stock and
linked units	22.3	24.2	48.5	47.4

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$12,823	$13,932	$27,895	$27,111
Depreciation and amortization	2,813	1,365	5,760	2,903
Earnings from equity accounted investments	(185)	7	(255)	(283)
Fair value adjustment related to financial liabilities	153	3	153	6
Fair value of FAS 133 derivative adjustments	75	(94)	77	53
(Profit) Loss on disposal of property, plant and equipment	(33)	2	(67)	9
Minority interest	-	-	205	-
Stock compensation charge	524	-	496	-
Decrease(Increase) in accounts receivable, pre-funded social
welfare grants receivable and finance loans receivable	6,477	23,847	(2,552)	16,194
Decrease in deferred expenditure on smart cards	151	641	194	1,660
Increase in inventory	(174)	(1,333)	(2,753)	(1,270)
Decrease in accounts payable and other payables	(3,655)	(6,363)	(10,946)	(3,237)
Decrease in taxes payable	(512)	(1,599)	(3,378)	(5,186)
(Decrease) Increase in deferred taxes	(1,947)	2,593	153	4,264
Net cash provided by operating activities	16,510	33,001	14,982	42,224

Cash flows from investing activities
Capital expenditures	(860)	(346)	(1,703)	(888)
Proceeds from disposal of property, plant and equipment	28	80	146	84
Acquisition of Prism Holdings Limited, net of cash acquired	(224)	-	(82,330)	-
Acquisition of equity interest in and advance of loans to equity
accounted investment	-	-	-	(1,851)
Net cash used in investing activities	(1,056)	(266)	(83,887)	(2,655)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	-	-	50	32,219
Proceeds from bank overdrafts	43,410	-	61,583	-
Repayment of bank overdraft	(45,216)	-	(62,272)	-
Proceeds from interest bearing liabilities	3,513	-	3,513	-
Net cash provided by financing activities	1,707	-	2,874	32,219

Effect of exchange rate changes on cash	8,608	(1,034)	4,198	4,365

Net increase (decrease) in cash and cash equivalents	25,769	31,701	(61,833)	76,153

Cash and cash equivalents – beginning of period	102,133	152,201	189,735	107,749

Cash and cash equivalents – end of period	$127,902	$183,902	$127,902	$183,902

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

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

          The accompanying unaudited condensed consolidated financial statements include all majority owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Quarterly Results on Form 10-Q and include all of the information and disclosures required by GAAP for interim financial reporting. The results of operations for the three and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

          Recent accounting pronouncements adopted

          In December 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

          FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 by the Company did not have an impact on its overall results of operations, financial position or cash flows.

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements not yet adopted as of December 31, 2006 (continued)

          In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted. The Company has not yet assessed the impact of the adoption of FAS 157 on its overall results of operations, financial position or cash flows.

          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning July 1, 2007. The Company is currently assessing the potential impact that the adoption of FIN 48 will have on its financial statements.

          In November 2006 the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 06-9, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee (EITF 06-9). The EITF reached a consensus that a change in a subsidiary’s or equity method investee’s reporting period is a change in accounting principle. Therefore, the parent or investor should recognize the effects of the change through retrospective application to all prior periods presented pursuant to Statement 154, Accounting Changes and Error Corrections. The adoption of EITF 06-9 by the Company is not expected to have an impact on its overall results of operations, financial position or cash flows.

2.      Acquisitions

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

          The Company acquired Prism because it fits in well within its strategy, particularly in South Africa. On July 3, 2006, Prism owned a 74.9% interest in EasyPay (Proprietary) Limited (“EasyPay”), the largest bank-independent financial switch, or transaction processor, in South Africa. Effective October 1, 2006, Prism acquired the remaining 25.1% interest in EasyPay. This transaction is discussed in more detail below.

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

2.      Acquisitions (continued)

          Prism (continued)

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

          The following table sets forth the amount paid for Prism using exchange rates applicable as of July 3, 2006:

Acquisition of the entire issued and outstanding share capital of Prism for cash	$95,178
Costs directly related to the acquisition	2,367
Total purchase price	$97,545

          The following table sets forth the final allocation of the purchase price using exchange rates applicable as of July 3, 2006:

Cash and cash equivalents	$15,090
Accounts receivable, net	7,756
Inventory	1,497
Property, plant and equipment	4,211
Intangible assets (see Note 6)	27,900
Trade and other payables	(13,842)
Income taxes payable	(1,223)
Deferred tax assets	2,993
Deferred tax liabilities	(10,366)
Minority interests	(751)
Goodwill (see Note 6)	64,280
Total purchase price	$97,545

          The final purchase price allocation was based on an independent appraisal and management estimates as of December 31, 2006 and may be adjusted up to one year following the closing of the transaction.

          The results of Prism’s operations, including 74.9% of EasyPay, are reflected in the Company’s financial statements from July 3, 2006.

          EasyPay

          The remaining 25.1% interest in EasyPay was acquired by Prism effective October 1, 2006 for $8.8 million, at the USD:ZAR exchange rate as of October 1, 2006). The Company’s management believes the acquisition of the remaining 25.1% of EasyPay will enable the Company to pursue its strategy related to the Prism acquisition as it eliminates the consideration of minority interest.

          The following table sets forth the amount paid for EasyPay using exchange rates applicable as of October 1, 2006:

Acquisition of the remaining 25.1% of EasyPay from minority shareholder	$8,773
Costs directly related to the acquisition	22
Total purchase price	$8,795

2.      Acquisitions (continued)

          EasyPay (continued)

          FAS No. 141, Business Combinations (“FAS 141”) requires the acquisition of some or all of the noncontrolling equity interests in a subsidiary, whether acquired by the parent, the subsidiary itself, or another affiliate, to be accounted for using the purchase method. Accordingly the fair value of assets and liabilities acquired were determined by management as of October 1, 2006. The following table sets forth the preliminary allocation of the purchase price using exchange rates applicable as of October 1, 2006:

Property, plant and equipment	$1,848
Trade and other receivables	1,202
Cash and cash equivalents	2,477
Trade and other payables	(3,864)
Amounts owing to group companies	(158)
Taxation	(324)
Intangible assets (see Note 6)	16,155
Deferred tax assets	132
Deferred tax liabilities	(4,685)
Total value of EasyPay	12,783

Fair value of remaining 25.1% of EasyPay acquired	3,209

Purchase price	8,795

Goodwill acquired (see Note 6)	$5,586

          The preliminary purchase price allocation was based on management estimates as of December 31, 2006 and may be adjusted up to one year following the closing of the transaction.

          The results of the remaining 25.1% of EasyPay’s operations acquired effective October 1, 2006 are reflected in the Company’s financial statements from October 1, 2006.

          The purchase price of $8.8 million, translated at exchange rates prevailing on October 1, 2006, was paid in January 2007.

3.      Pre-funded social welfare grants receivable

          The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. For the three and six months ended December 31, 2006, the January payment service commenced during the last three days of December 2006 and was offered only at merchant locations.

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

5.      Equity-accounted investments (continued)

          Summarized below is the Company’s interest in equity-accounted investments as of December 31, 2006 and June 30, 2006:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total

Permit:
Balance as of July 1, 2005	-	$736	$444	$145	$1,325
Earnings from equity-accounted
investment	-	-	868	101	969
Foreign currency adjustment(1)	-	(59)	(145)	(23)	(227)
Balance as of June 30, 2006	-	677	1,167	223	2,067
Earnings from equity-accounted
investment(5)	-	-	770	26	796
Foreign currency adjustment(1)	-	(40)	(125)	(15)	(180)
Balance as of September 30,
2006	-	637	1,812	234	2,683
Earnings from equity-accounted
investment(4)(5)	-	-	230	28	258
Foreign currency adjustment(1)		60	181	24	265
Balance as of December 31, 2006	-	697	2,223	286	3,206

SmartSwitch Namibia:
Share capital acquired/ loans
extended	$634	1,978	-	-	2,612
Loss from equity-accounted
investment	-	-	(68)	(518)	(586)
Foreign currency adjustment(2)	(98)	(259)	9	61	(287)
Balance as of June 30, 2006	536	1,719	(59)	(457)	1,739
Earnings (Loss) from equity-
accounted investment(5)	-	-	(219)	13	(206)
Foreign currency adjustment(2)	(27)	(101)	17	46	(65)
Balance as of September 30,
2006	509	1,618	(261)	(398)	1,468
Earnings (Loss) from equity-
accounted investment(4)(5)	-	-	(71)	33	(38)
Foreign currency adjustment(2)	52	154	(30)	(37)	139
Balance as of December 31, 2006	$561	$1,772	$(362)	$(402)	$1,569

5.      Equity-accounted investments (continued)

SmartSwitch Botswana:
Share capital acquired/ loans
extended	$710	$708	-	-	$1,418
Earnings (Loss) from equity-
accounted investment	-	-	$(9)	$9	-
Foreign currency adjustment(3)	(121)	(117)	-	-	(238)
Balance as of June 30, 2006	589	591	(9)	9	1,180
Loss from equity-accounted
investment(5)(6)	-	-	(28)	(492)	(520)
Foreign currency adjustment(3)	(20)	(34)	(7)	32	(29)
Balance as of September 30,
2006	569	557	(44)	(451)	631
Earnings (Loss) from equity-
accounted investment(4)(5)	-	-	(79)	44	(35)
Foreign currency adjustment(3)	34	53	(5)	(41)	41
Balance as of December 31, 2006	603	610	(128)	(448)	637

Equity-accounted investments	$1,164	$3,079	$1,733	$(564)	$5,412

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

          (4) – the sum of the earnings (loss) from equity accounted investment represents the amount presented on the earnings from equity accounted investments line in the unaudited condensed consolidated statement of operations for the three months ended December 2006.

          (5) – the sum of the earnings (loss) from equity accounted investment represents the amount presented on the earnings from equity accounted investments line in the unaudited condensed consolidated statement of operations for the six months ended December 2006.

          (6) – includes the elimination of unrealized net income as described below.

          As the Company owns 50% of SmartSwitch Namibia and SmartSwitch Botswana, respectively, it is required to eliminate 50% of the net income generated from sales to SmartSwitch Namibia and SmartSwitch Botswana. During the three and six months ended December 31, 2006, the Company sold hardware and software to SmartSwitch Botswana. During the three and six months ended December 31, 2005, the Company sold software to SmartSwitch Namibia. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings from equity-accounted investments in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2006 and 2005. The realized amount related to the elimination is included in the Earnings from equity-accounted investments line in the consolidated statement of operations for the three and six months ended December 31, 2006 and 2005. The Company will recognize this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia and SmartSwitch Botswana are utilized in its operations, or has been sold to third party customers, as the case may be.

6.      Goodwill and intangible assets

          On July 3, 2006, the Company acquired the entire issued and outstanding share capital of Prism for ZAR1.16 per share (approximately $0.16, at the USD:ZAR exchange rate as of July 3, 2006) for a total consideration of $95.2 million which was paid in cash. The goodwill associated with the acquisition of Prism and the remaining 25.1% of EasyPay represents the excess of cost over the fair value of acquired net assets. The goodwill is not deductible for taxation purposes. See note 2 for the allocation of the purchase price to the fair value of acquired net assets.

          Goodwill

          The goodwill associated with the acquisition of Prism and the remaining 25.1% of EasyPay has been allocated to the Company’s reportable segments, as follows:

	Prism,	EasyPay,
	July 3,	October 1,
	2006	2006
Transaction-based activities	$30,212	$5,586
Hardware, software and related technology sales	34,068	-
Total (see note 2)	$64,280	$5,586

6.      Goodwill and intangible assets

         Goodwill (continued)

          Summarized below is the movement in the gross carrying value and accumulated amortization of goodwill for the six months ended December 31, 2006.

	Gross		Net
	carrying	Accumulated	carrying
	value	amortization	value

Balance as of July 1, 2006	$17,454	$(3,531)	$13,923
Goodwill associated with the acquisition of Prism (see note 2)	64,280	-	64,280
Goodwill associated with the acquisition of EasyPay (see note 2)	5,586	-	5,586
Foreign currency adjustment (1)	2,452	(107)	2,345
Balance as of December 31, 2006	$89,772	$(3,638)	$86,134

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

          As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	As of December 31, 2006
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$40,527	$(1,007)	$39,520
Smart card accounts	-	-	-
Financial services	6,989	(1,960)	5,029
Hardware, software and related technology sales	42,256	(671)	41,585
Total	$89,772	$(3,638)	$86,134

	As of June 30, 2006
			Net
		Accumulated	carrying
	Cost	amortization	value

Transaction-based activities	$3,315	$(977)	$2,338
Smart card accounts	-	-	-
Financial services	6,782	(1,902)	4,880
Hardware, software and related technology sales	7,357	(652)	6,705
Total	$17,454	$(3,531)	$13,923

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

          Summarized below are the fair value of the intangible assets related to the remaining 25.1% of EasyPay acquired, translated at the exchange rate applicable as of October 1, 2006, and the weighted-average amortization period of these intangible assets:

		25.1% of	Weighted-
	Total fair	fair value	Average
	value as of	as of	Amortization
	October 1,	October 1,	period (in
	2006	2006	years)
Finite-lived intangible assets:
Customer relationships	$12,094	$3,036	3 – 15
Software and unpatented technology	1,490	374	3
Trademarks	2,571	$645	5 – 20
Total finite-lived intangible assets acquired (see note 2)	$16,155

          A deferred tax liability of $1.2 million, at exchange rates applicable as of October 1, 2006, was recognized on October 1, 2006 related to the intangible assets acquired.

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2006 and June 30, 2006:

	As of December 31, 2006			As of June 30, 2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$17,701	$(678)	$17,023	-	-	-
Software and unpatented technology	11,260	(1,845)	9,415	-	-	-
FTS patent	5,431	(3,531)	1,900	$5,270	$(3,163)	$2,107
Exclusive licenses	4,506	(1,673)	2,833	4,506	(1,349)	3,157
Trademarks	4,084	(183)	3,901	-	-	-
Contract rights	2,378	(2,378)	0	2,308	(1,987)	321
Customer contracts	114	(62)	52	114	(50)	64
Total finite-lived intangible assets	$45,474	$(10,350)	$35,124	$12,198	$(6,549)	$5,649

          Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2006 was approximately $1.8 million and $3.5 million, respectively (three and six months ended December 31, 2005 was approximately $0.5 million and $1.2 million, respectively). Future annual amortization expense is estimated at approximately $6.6 million, however, this amount could differ from the actual amortization as a result of changes in useful lives and other relevant factors.

7.      Short-term facilities

          As a result of utilizing approximately $95.2 million of its cash to acquire Prism on July 3, 2006, the Company was required, from time to time, to draw down on its short-term facilities in order to meet its obligations to distribute social welfare grants. As of December 31, 2006, the Company had short-term facilities of approximately $95.6 million, translated at exchange rates applicable as of December 31, 2006. The interest rates applicable to these short-term facilities range from the South African prime overdraft rate (12.5% per annum at December 31, 2006) to the South African prime overdraft rate less 225 basis points. The Company’s management believes its current short-term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

8.      Capital structure and creditor rights attached to the B Class Loans

          As described in Note 10 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K, the Company’s balance sheet reflects two classes of equity - common stock and linked units.

          During the three and six months ended December 31, 2006, 99,697 and 869,683 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 734,609 and 6,408,189 linked units during the three and six months ended December 31, 2006. The net result of these conversions was that 734,609 and 6,408,189 B class preference shares and B class loans were ceded to Net1 during the three and six months ended December 31, 2006, which converted 99,697 and 869,683 shares of special convertible preferred stock to 99,697 and 869,683 common stock in return for the ownership of 734,609 and 6,408,189 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 869,683 and the number of outstanding shares of special convertible preferred stock has decreased by 869,683. In addition, as a consequence of the conversion, Net1 now owns 189,484,624 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.009 million to $0.008 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

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

          As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended December 31, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.9 million) of common stock (50.4 million) and special convertible preferred stock (6.5 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period.

          The basic earnings per share for the three months ended December 31, 2005, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.7 million) of common stock (45.5 million) and special convertible preferred stock (11.2 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

          The basic earnings per share for the six months ended December 31, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.9 million) of common stock (50.4 million) and special convertible preferred stock (6.5 million) in issue.

          The basic earnings per share for the six months ended December 31, 2005, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.3 million) of common stock (45.1 million) and special convertible preferred stock (11.2 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

9.      Earnings per share

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2006 and 2005.

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	50,384	45,452	50,375	45,111
Weighted average effect of dilutive securities:
employee stock options	481	717	478	714
Weighted average number of outstanding shares of
common stock – diluted	50,865	46,169	50,853	45,825

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	6,545	11,219	6,545	11,219
Weighted average effect of dilutive securities:
employee stock options	63	177	62	178
Weighted average number of outstanding linked units –
diluted	6,608	11,396	6,607	11,397

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	56,929	56,671	56,920	56,330

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	57,473	57,565	57,460	57,222

10.    Comprehensive income

          The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three and six months ended December 31, 2006 and 2005 was:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$12,823	$13,932	$27,895	$27,111
Foreign currency translation adjustments	16,517	967	5,977	7,095
	$29,340	$14,899	$33,872	$34,206

11.    Share-based payments

          Stock options

               Options granted under 2004 Stock Incentive Plan

          In 2004, all stock options available for grant under the Company’s 2004 Stock Incentive Plan (the “Plan”) were granted to the Company’s directors, officers, other employees and other eligible participants as non-qualified stock options. Of these options, 20% became exercisable on the date of grant, and 20% of the remaining options become exercisable on first, second, third and fourth anniversaries of the date of grant. The options expire ten years from date of grant. Under the rules governing the stock options, those stock options held by persons other than directors and executive officers are automatically exercised on the date they first become exercisable, with payment upon exercise provided by a loan from the Company to the option holder. Such loans are on a recourse basis and bear interest at market rates. Stock options held by directors and executive officers are not automatically exercised when they first become exercisable and no loan is extended for the payment for the exercise price upon exercise. All shares acquired upon exercise, whether held by directors, executive officers or others, may only be sold eleven months after they become exercisable, except as otherwise permitted by the Company’s Remuneration Committee.

          On December 1, 2006, the shareholders of the Company approved the amendment and restatement the Plan to increase, by 2,845,600 shares, the number of shares issuable under the Plan and to make other administrative revisions. On August 24, 2006, the Company granted 569,120 options at an exercise price of $22.51 to employees of the Company, subject to the approval of the increase in the number of shares issuable under the Plan which was approved on December 1, 2006. These options become exercisable over a period of four and three quarter years commencing May 8, 2007. The period during which the options become exercisable are presented in the table below. The Company believes that it is reasonably likely that the employees will exercise the options as they become exercisable. Any unexercised options granted to the employee expire on August 24, 2016. The options were valued using the Cox Ross Rubinstein binomial model using the following assumptions:

	Market
	and	Expected		Risk free	Estimated
	Exercise	life	Dividend	rate of	expected
Option exercisable	Price ($)	(in days)	yield	return	volatility
On or after May 8, 2007 and prior to May 8, 2008	22.51	257	0%	4.8745%	25%
On or after May 8, 2008 and prior to May 8, 2009	22.51	622	0%	4.8053%	26%
On or after May 8, 2009 and prior to May 8, 2010	22.51	987	0%	4.7572%	30%
On or after May 8, 2010 and prior to May 8, 2011	22.51	1,352	0%	4.7664%	33%
On or after May 8, 2011	22.51	1,717	0%	4.7905%	35%

          The estimated expected volatility was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was approximately $3.0 million. There are no tax consequences related to these options.

          Awards that expire or are cancelled without delivery of shares generally become available for issuance under the Plan.

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

          During the three months ended December 31, 2006, Prism employee resignations and terminations resulted in forfeitures of 124,082 options.

          The Company has recorded a net stock compensation charge of $0.5 million for each of the three and six months ended December 31, 2006, which comprised:

		Allocated to
		cost of goods
		sold, IT
	Total	processing,	Allocated to
	charge	servicing and	general and
	(benefit)	support	administration

Three months ended December 31, 2006
Options granted to employees of Prism	$304	$156	$148
Options granted to employees on August 24, 2006	220	-	220
Total – three months ended December 31, 2006	524	156	368

Six months ended December 31, 2006
Options granted in January 2006	66	-	66
Options granted to employees of Prism	426	218	208
Options granted to employees on August 24, 2006	220	-	220
Reversal of stock compensation charge related to options
granted in January 2006	(216)	-	(216)
Total - six months ended December 31, 2006	$496	$218	$278

          The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and general and administration based on the allocation of the cash compensation paid to the employees.

          As of December 31, 2006, the total unrecognized compensation cost related to stock options was approximately $7.9 million, which we expect to recognize over approximately 4.5 years. As of December 31, 2006, the interest due from employees related to loans extended to fund stock option exercises was approximately $0.03 million.

11.    Share-based payments (continued)

          Activity under the Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the three and six months ended December 31, 2006 and 2005 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		average	Contractual	Aggregate
	Number of	exercise	Term	Intrinsic
	shares	price	(in years)	Value
Balance outstanding – July 1, 2005	1,088,762	$3.00	9.00	-
Exercised	(66,664)	3.00	-	$1,267
Balance outstanding – December 31, 2005	1,022,098	3.00	8.50	26,421
		-
Balance outstanding – July 1, 2006	832,727	9.66	8.36	22,775
Options granted to Prism employees	904,674	22.51	10.00	-
Exercised	(16,666)	-	-	339
Forfeitures	(200,000)	-	-	-
Balance outstanding – September 30, 2006	1,520,735	$7.54	8.67	$16,524
Options granted under Plan on August 24, 2006	569,120	22.51	10.00	-
Forfeitures	(124,082)	-	-	-
Balance outstanding – December 31, 2006	1,965,773	$16.40	8.70	$25,878

Exercisable	24,999	$3.00	7.75	$664

          During the three and six months ended December 31, 2006 and 2005, the following activity occurred under the Company’s 2004 Stock Incentive Plan:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$-	$-	$339	$1,267

          No stock awards became exercisable during the three and six months ended December 31, 2006 and 2005.

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

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three and six months ended December 31, 2006, there were three such customers, providing 35%, 17% and 10%, respectively, of total revenue (each of the three and six months ended December 31, 2005: three customers 38%, 19% and 11%,respectively, of total revenue).

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

          The Hardware, software-related and technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”) as well as develops and provides Prism secure transaction technology, solutions and services. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, and SIM card licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application.

          Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

12.    Operating segments (continued)

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues to external customers
Transaction-based activities	$29,973	$27,255	$62,210	$55,073
Smart card accounts	8,487	8,744	17,067	17,296
Financial services	2,793	3,982	5,778	8,256
Hardware, software and related technology sales	8,318	7,448	17,442	12,691
Total	49,571	47,429	102,497	93,316
Inter-company revenues
Transaction-based activities	1,006	1,029	2,012	2,018
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	11,451	-	11,451	-
Total	12,457	1,029	13,463	2,018
Operating income
Transaction-based activities	17,502	13,517	35,930	27,649
Smart card accounts	3,858	3,974	7,758	7,861
Financial services	768	1,828	1,828	3,672
Hardware, software and related technology sales	581	3,874	1,630	7,941
Corporate/Eliminations	(2,567)	(2,020)	(3,829)	(5,553)
Total	20,142	21,173	43,317	41,570
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	3,666	3,535	6,871	6,337
Total	3,666	3,535	6,871	6,337
Interest expense
Transaction-based activities	2,329	2,049	4,659	3,938
Smart card accounts	-	-	-	-
Financial services	1	2	1	12
Hardware, software and related technology sales	3	141	6	141
Corporate/Eliminations	147	-	147	-
Total	2,480	2,192	4,813	4,091
Depreciation and amortization
Transaction-based activities	1,258	975	2,618	2,124
Smart card accounts	-	-	-	-
Financial services	100	113	204	224
Hardware, software and related technology sales	1,112	-	2,257	-
Corporate/Eliminations	343	277	681	555
Total	$2,813	$1,365	$5,760	$2,903

12.    Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005

Income taxation expense
Transaction-based activities	$4,394	$3,317	$9,056	$6,860
Smart card accounts	1,119	1,152	2,250	2,279
Financial services	222	532	530	1,061
Hardware, software and related technology sales	150	1,083	453	2,261
Corporate/Eliminations	2,805	2,493	5,241	4,527
Total	8,690	8,577	17,530	16,988
Net income after taxation
Transaction-based activities	10,779	8,151	22,215	16,852
Smart card accounts	2,738	2,821	5,507	5,582
Financial services	545	1,294	1,297	2,600
Hardware, software and related technology sales	426	2,651	1,168	5,538
Corporate/Eliminations	(1,665)	(985)	(2,292)	(3,461)
Total	12,823	13,932	27,895	27,111
Segment assets
Total	335,926	246,456	335,926	246,456
Expenditures for long-lived assets
Transaction-based activities	808	258	1,311	668
Smart card accounts	-	-	-	-
Financial services	31	88	101	220
Hardware, software and related technology sales	21	-	291	-
Corporate/Eliminations	-	-	-	-
Total	$860	$346	$1,703	$888

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

13.    Costs related to public offering and Nasdaq listing

          The Company completed a public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the three and six months ended December 31, 2005.

		Six
	Three months	months
	ended	ended
	December 31,	December
	2005	31, 2005
Legal fees	-	$982
Printing	-	243
Accounting fees	-	25
Regulatory and filing fees	-	165
Other	$27	89
Total costs related to public offering and Nasdaq listing	$27	$1,504

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

          For the three and six month ended December 31, 2006, the tax charge was calculated using the expected effective tax rate for the year (36.89%) and our effective tax rate for the three and six months ended December 31, 2006 is 40.7% and 38.6%, respectively. The Company’s effective rate increased to 40.7% due to the inclusion of non-deductible expenses relating to a potential acquisition that the Company determined not to pursue.

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

          In July 2004, we began a major drive to install point of service, or POS, devices at merchants located in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants securely on goods and services, without the need to withdraw the full amount in cash, represents one of the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring and other transaction fees. Use of the POS devices also lowers our costs by reducing the amount of cash we need to deliver to social welfare beneficiaries in cash at our mobile paypoints. We discuss the progress of our merchant acquiring efforts since implementation of these efforts under “—Progress of Our Merchant Acquiring System.”

          In July 2006, we acquired Prism Holdings Limited, or Prism, which owns EasyPay (Proprietary) Limited, or EasyPay, the largest bank-independent financial switch, or transaction processor, in Southern Africa. The bulk of the 358 million transactions processed by EasyPay on behalf of retailers, bill issuers and financial institutions were transacted through a base of around 50,000 customer owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. The addition of the Prism merchant acquiring network will extend our footprint in South Africa from the deep rural areas, where we are active today, to the urban environment. We intend to upgrade, where appropriate, the 50,000 terminals that form part of Prism’s network to accommodate our biometric-based UEPS technology, which will significantly enhance our wage payment program once we launch that service.

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

Seasonality of Transaction-based Activities

          We experience seasonality in our transaction-based activities operating segment. Our beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the activation of the payment file is done on a limited basis at merchant locations only. As a result, the revenue recognized in the second quarter of our fiscal year is generally lower than the other three quarters due to the limited number of grants distributed during the last week of December. The activation of the payment file for any month also depends on whether the first calendar day of a month is a weekday, or a Saturday, Sunday or public holiday.

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

          SASSA commenced operations on April 1, 2006 and indicated that it would issue a national tender for the distribution of welfare grants in which bidders will have the opportunity to bid for all of South Africa or on a province-by-province basis. In late July 2006, SASSA published a request for pre-qualification of bidders, or RFQ, which included a proposed timetable for pre-qualifying bidders, distributing requests for proposals, or RFPs, from pre-qualified bidders and evaluating RFP submissions, indicating that the process were to be completed by late November 2006. However, in mid-August 2006, SASSA withdrew the RFQ. SASSA did not indicate when it would re-publish the RFQ or otherwise recommence the tender process. On January 31, 2007 we received official notification from SASSA that our five existing contracts, which expired at the end of December 2006, have been extended until March 31, 2008. During this extension period, we believe that SASSA will commence with the national tender process.

          We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that a national tender could lead to our losing one or more of our current contracts if SASSA decides to appoint a single (or other) contractor to provide social welfare grant distribution and we are not chosen. During this transition period our existing provincial government contracts will continue to be governed by their respective terms.

Progress of Our Merchant Acquiring System

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

          The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 1	Three months ended
	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2005	2005	2006	2006	2006	2006
	NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,
	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L
Province included (1)	and NW	and NW	and NW	and NW	and NW	and NW
Total POS devices installed	3,959	3,929	3,905	4,038	4,169	4,145
Number of participating UEPS retail locations	2,303	2,366	2,352	2,381	2,468	2,443
Value of transactions processed through POS
devices during the quarter (2) (in $ ’000)	118,585	118,396	187,841	189,649	202,299	185,190
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in $ ’000)	112,950	127,765	171,022	187,769	189,139	188,074
Value of transactions processed through POS
devices during the quarter (2) (in ZAR ’000)	772,071	781,251	1,158,546	1,225,168	1,449,071	1,355,399
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in ZAR ’000)	734,172	840,695	1,055,203	1,213,026	1,354,805	1,376,509
Number of grants paid through POS devices
during the quarter (2)	1,449,675	1,496,384	2,518,296	2,554,616	2,976,558	2,788,529
Number of grants paid through POS devices
during the completed pay cycles for the quarter
(3)	1,703,262	1,855,192	2,288,883	2,537,377	2,784,170	2,838,969
Average number of grants processed per
terminal during the quarter (2)	403	379	643	643	725	671
Average number of grants processed per
terminal during the completed pay cycles for
the quarter (3)	474	470	584	639	678	683

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2) Refers to events occurring during the quarter (i.e., based on three calendar months).
(3) Refers to events occurring during the completed pay cycle. As discussed above under “-Overview - Seasonality of Transaction-based Activities” the grant payment file is typically activated during the week preceding the commencement of a calendar month.

          The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle, during the 15 month period ended December 31, 2006:

          The following chart presents the number of POS devices installed and the average spend per POS device, per calendar month, during the 15 month period ended December 31, 2006:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices, per pay cycle, during the 15 month period ended December 31, 2006:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures), per calendar month, processed through our installed base of POS devices during the 15 month period ended December 31, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle, for the 15 month period ended December 31, 2006:

          The following graph presents the number of social welfare grants loaded at merchant locations, per calendar month, for the 15 month period ended December 31, 2006:

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

          The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the un-banked and under-banked citizens of Namibia. To date, NamPost has acquired 55,866 new clients as a direct result of the implementation of the UEPS technology.

          SmartSwitch Namibia has activated 148,364 UEPS cards and has signed up 133 merchants to accept UEPS cards.

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

          SmartSwitch Namibia officially commenced operations during February 2006. During the year ended June 30, 2006, software and hardware were made available for collection to SmartSwitch Namibia and we have recognized net income related to these software and hardware sales during the first and second quarters of fiscal 2007.

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

          Phase 1 of the project will focus on the migration of all Capricorn’s financial services products to the UEPS smart card, offering affordability, security, simplicity and flexibility. During the three ended September 30, 2006, we sold software and hardware to the value of $2.0 million (ZAR 14.4 million) to the company. We expect the system to be commissioned during the third quarter of fiscal 2007.

          Nigeria

          We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana. SmartSwitch Nigeria requires UEPS hardware and software to the value of approximately $14 million from us. During the second quarter of fiscal 2007, we delivered hardware and software to the value of $11.3 million to SmartSwitch Nigeria and expect to complete delivery of the remaining components during the third quarter of fiscal 2007. The revenue and profit arising from these transactions between us and SmartSwitch Nigeria have been eliminated upon consolidation and we have fully consolidated the start-up losses incurred during the three months ended December 31, 2006 by SmartSwitch Nigeria. We estimate to incur total start-up losses of approximately $2.0 million during the implementation period.

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

          SmartSwitch Nigeria and selected partners have tendered to provide the Nigeria government with a multi-purpose card. The multi-purpose card tender comprises:

  a national identity authentication/ verification system,
  a government financial payments for services system,
  an affordable banking solution, and
  a consumer credit rating solution.

          The Nigerian government is currently evaluating the tender submissions.

          During the three months ended December 31, 2006, we commenced start-up procedures for SmartSwitch Nigeria’s data room which will house the UEPS backend processing hardware in Nigeria.

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

Progress of wage payment implementation

          As discussed on our quarterly results conference call and in our quarterly filings on Form 10-Q and annual filings on Form 10-K, the implementation of our wage payment initiative in South Africa requires us to be registered as a bank in South Africa, or to have access to an existing deposit taking license. Our approach to obtaining our own license, or gain access to one was via one of the following channels:

  applying for a new banking license;
  purchasing an existing banking license; and
  entering into a joint venture arrangement with an existing banking institution to gain access to its banking license.

          In late January 2007, we signed a co-operation agreement with Grindrod Bank Limited, or Grindrod Bank, a fully registered bank in South Africa, for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. Under the agreement, Grindrod Bank will establish the division and will be responsible for the human resources, administration, compliance, risk management and financial affairs of the division. Net1 will be responsible for the supply and maintenance of all UEPS hardware and software required to implement and run its wage payment system, for which it will charge a monthly fee per smart card account at Net1’s cost price, and will receive ongoing fee payments based on the amount of business transacted by the division utilizing the UEPS technology. Net1 will assist Grindrod Bank with the implementation of the business plan and operational activities and both parties will each initially contribute $0.7 million (ZAR5 million) to assist with the set-up costs of the division. The division will report to an executive committee consisting of two Net1 and two Grindrod representatives.

          The target markets for the wage payment system are the un-banked and under-banked wage earners in South Africa, estimated at 5 million people. These wage earners are typically paid in cash on a weekly, bi-weekly or monthly basis and have all the risks associated with cash payments, but none of the benefits associated with having a formal bank account. Net1 and Grindrod Bank plan to offer these wage earners a UEPS smart card that will allow the card holder to receive payment, transact and access other financial services in a secure, cost-effective way.

          Net1 and Grindrod Bank will commence with the establishment of the division during the third quarter of fiscal 2007. During the establishment phase, all the relevant technological platforms will be installed, where required, or integrated between Net1 and Grindrod. Grindrod Bank will also initiate the process that will enable it to become a member of the South African National Payment System. We anticipate that the Grindrod Bank retail division will commence with the marketing of the wage payment solution during the fourth quarter of fiscal 2007.

Prism Integration

          During the second quarter of fiscal 2007, we continued with, and substantially completed, the process of integrating our business with that of Prism. The integration process included the following:

  redeployment of certain of our and Prism’s key employees to critical functions within the combined group;
  relocation of employees in order to achieve operational and administrative effectiveness;
  implementation of pre-acquisition plans to reduce costs of the combined group; and
  integration of our and Prism’s core technologies in order to achieve maximum operational efficiencies.

          We achieved the following key milestones in our strategy for Net1 and Prism’s combined activities during the second quarter of fiscal 2007:

•      We successfully integrated and demonstrated our biometric identification technology with the POS devices operated by Shoprite Checkers and Pick ‘n Pay, the two largest retailers in South Africa. We are in the process of negotiating commercial agreements with these retailers to implement this solution across their installed terminal base.
•      We completed development of the system that allows us to enable the payment of bills via mobile phones. We plan to commence the marketing of this solution to the large bill issuers serviced by Easypay during the third quarter of fiscal 2007.
•      We successfully demonstrated the ability for our UEPS application to co-exist and run independently on a GSM smart card and are now commencing development of an integrated GSM/UEPS mask.
•      We signed an agreement with a partner to deploy the Virtual Top Up, or VTU, technology in Colombia, from which we will earn ongoing revenues based on the usage of this application.
•      We filed patent applications relating to our technological solution designed to seamlessly bridge the mobile phone to existing payment infrastructures such as ATM’s, POS devices, the Internet and voice channels.
•      We activated pre-paid mobile airtime sales as a value added service on Verifone terminals.

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

Recent accounting pronouncements not yet adopted as of December 31, 2006

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2006, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2006	2005	2006	2005	2006
ZAR : $ average exchange rate	7.3435	6.5537	7.2532	6.5396	6.2219
Highest ZAR : $ rate during period	7.9748	6.8045	7.9748	6.9388	6.9473
Lowest ZAR : $ rate during period	6.8863	6.2488	6.7193	6.1556	5.5350
Rate at end of period	7.0551	6.3458	7.0551	6.3458	6.6840

US $: ZAR Exchange Rates

          Translation exchange rates

               We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2006 and 2005, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 3	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2006	2005	2006	2005	2006
Income and expense items: $1 = ZAR.	7.3190	6.5782	7.2649	6.5403	6.4127

Balance sheet items: $1 = ZAR	7.0551	6.3458	7.0551	6.3458	7.2701

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

          We analyze our business and operations in terms of four inter-related but independent operating segments: (1) transaction-based activities, (2) smart card accounts, (3) financial services, and (4) hardware, software and related technology sales. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations, are included in corporate/eliminations.

          Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

          The following factors had a significant influence on our results of operations during the three months ended December 31, 2006 as compared with the same period in the prior year:

  significant weakening of the South African rand, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our revenues and net income in U.S. dollars;
  impact of the Prism acquisition, which has increased our reporting revenues and net income but has a negative impact on our operating margin;
  amortization of Prism and EasyPay-related intangible assets, which had a negative impact on our net income;
  continued decrease in margins in our traditional micro-lending operations; and
  increased revenues from continued adoption of our merchant acquiring system by cardholders.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 4	(US GAAP)
	Three months ended December 31,
	2006	2005	$ %
	$’000	$ ’000	change
Revenue	49,571	47,429	5%
Cost of goods sold, IT processing, servicing and support.	10,926	12,908	(15)%
General and administration	15,690	11,956	31%
Depreciation and amortization	2,813	1,365	106%
Costs related to public offering and Nasdaq listing	-	27
Operating income	20,142	21,173	(5)%
Interest income, net	1,186	1,343	(12)%
Income before income taxes	21,328	22,516	(5)%
Income tax expense	8,690	8,577	1%
Income before minority interest and earnings from
equity-accounted investments	12,638	13,939	(9)%
Minority interest	-	-
Earnings (Loss) from equity-accounted investments	185	(7)
Net income	12,823	13,932	(8)%

	In South African Rand
Table 5	(US GAAP)
	Three months ended December 31,
			ZAR
	2006	2005	%
	ZAR ’000	ZAR ’000	change
Revenue	362,808	311,998	16%
Cost of goods sold, IT processing, servicing and support.	79,967	84,911	(6)%
General and administration	114,834	78,649	46%
Depreciation and amortization	20,588	8,979	129%
Costs related to public offering and Nasdaq listing	-	178
Operating income	147,419	139,281	6%
Interest income, net	8,680	8,835	(2)%
Income before income taxes	156,099	148,116	5%
Income tax expense	63,602	56,421	13%
Income before minority interest and earnings from
equity-accounted investments	92,497	91,695	1%
Minority interest	-	-
Earnings (Loss) from equity-accounted investments	1,354	(46)
Net income	93,851	91,649	2%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the three months ended December 31, 2006, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the operations of Prism.

          Our operating income margin for the three months ended December 31, 2006, decreased to 41% compared with 45% for the three months ended December 31, 2005, primarily as a result of the lower operating margins of the Prism business compared with our other operations. In addition, our operating income margin during the quarter was further reduced by intangible amortization charges related to Prism intangible assets acquired. This reduction was partially offset by the continued adoption of our merchant acquiring system and increased volumes and pricing in our pension and welfare business.

          General and administration expenses increased during the three months ended December 31, 2006 from the comparable quarter in 2005 primarily due to the inclusion of Prism’s operations and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $1.2 million (ZAR 8.8 million) relating to a potential acquisition that we determined not to pursue.

          Cost of goods sold, IT processing, servicing and support includes a stock-based compensation charge of $0.2 million (ZAR 1.1 million) related to options granted to Prism employees. General and administration expenses includes a stock-based compensation charge of $0.4 million (ZAR 2.7 million) related to options granted to employees.

          Our total costs of maintaining a listing on Nasdaq as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, resulted in expenditures of $0.4 million (ZAR 2.6 million) and $0.5 million (ZAR 3.1 million) during the three months ended December 31, 2006 and 2005.

          The increase in depreciation and amortization during the three months ended December 31, 2006 compared to the three months ended December 31, 2005, was mainly due to the amortization of intangible assets acquired related to the Prism acquisition as well as acquisition of the remaining 25.1% of EasyPay by Prism. The total amortization of these intangible assets during the three months ended December 31, 2006 was approximately $1.4 million (ZAR 10.0 million). The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the three months ended December 31, 2006 was $0.5 million (ZAR 3.6 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with most of our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the three months ended December 31, 2006 compared with the three months ended December 31, 2005. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals and Prism property, plant and equipment acquired.

          Interest on surplus cash for the three months ended December 31, 2006 increased to $3.7 million (ZAR 26.8 million) from $3.5 million (ZAR 23.3 million) for the three months ended December 31, 2005. The increase in interest on surplus cash was due to the adjustment in the South African prime interest rate from an average of approximately 10.5% per annum for the three months ended December 31, 2005, to 12.07% per annum for the three months ended December 31, 2006 and the increase in the intended federal funds rate from an average of 3.97% per annum for the three months ended December 31, 2005 to 5.25% per annum for the three months ended December 31, 2006. The increase in the interest rates was partially offset by lower surplus cash balances as a result of the $95.2 million paid in cash for the acquisition of Prism.

          During the three months ended December 31, 2006, our finance costs increased due to an increase in our pre-funding obligation. Finance costs increased to $2.5 million (ZAR 18.1 million) for the three months ended December 31, 2006, from $2.2 million (ZAR 14.5 million) for the three months ended December 31, 2005.

          Total tax expense for the three months ended December 31, 2006 was $8.7 million (ZAR 63.6 million) compared with $8.6 million (ZAR 56.4 million) during the same period in the comparable quarter of the prior fiscal year. The increase was due to our increased profitability in our transaction-based activities.

          Our effective tax rate for the three months ended December 31, 2006 was 40.7%, compared to 38.1% for the three months ended December 31, 2005. The change in our effective tax rate was primarily due to additional non-deductible expenses, including expenses relating to the potential acquisition discussed above, during the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

          For the three months ended December 31, 2006 and 2005, earnings from Permit totaled approximately $0.2 million and $0.1 million (ZAR 1.7 million and ZAR 0.9 million), respectively.

          SmartSwitch Namibia commenced operations in February 2006 and accordingly there are no results of operations for the three months ended December 31, 2005. Included in earnings from equity accounted investments is a loss from equity accounted investment of approximately $0.1 million (ZAR 0.5 million), before the realization of income from prior periods, related to SmartSwitch Namibia for the three months ended December 31, 2006. During the quarter, we realized income from license fees, software and hardware sales made to SmartSwitch Namibia in prior periods of approximately $0.03 million (ZAR 0.2 million). This income has been included in earnings from equity accounted investments.

          Earnings from equity-accounted investments includes a loss of $0.1 million (ZAR 0.6 million) for the three months ended December 31, 2006 related to SmartSwitch Botswana. As of December 31, 2006, SmartSwitch Botswana had not commenced operations and therefore we have not recognized any equity-accounted earnings from SmartSwitch Botswana. We expect SmartSwitch Botswana to commence operations in the third quarter of fiscal 2007 and do not expect it to generate earnings during this quarter.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 6		In United States Dollars (US GAAP)
		Three months ended December 31,
	2006	% of	2005	% of	%
Operating Segment	$’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	29,973	60%	27,255	57%	10%
Smart card accounts	8,487	17%	8,744	18%	(3)%
Financial services	2,793	6%	3,982	8%	(30)%
Hardware, software and related technology sales	8,318	17%	7,448	17%	12%
Total consolidated revenue	49,571	100%	47,429	100%	5%
Consolidated operating income (loss):
Transaction-based activities	17,502	87%	13,517	64%	29%
Smart card accounts	3,858	19%	3,974	19%	(3)%
Financial services	768	4%	1,828	9%	(58)%
Hardware, software and related technology sales	581	3%	3,874	18%	(85)%
Corporate/eliminations	(2,567)	(13)%	(2,020)	(10)%	27%
Total consolidated operating income	20,142	100%	21,173	100%	(5)%

Table 7		In South African Rand (US GAAP)
		Three months ended December 31,
	2006		2005
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	219,371	60%	179,289	57%	22%
Smart card accounts	62,116	17%	57,520	18%	8%
Financial services	20,442	6%	26,194	8%	(22)%
Hardware, software and related technology sales	60,879	17%	48,995	17%	24%
Total consolidated revenue	362,808	100%	311,998	100%	16%
Consolidated operating income (loss):
Transaction-based activities	128,097	87%	88,918	64%	44%
Smart card accounts	28,237	19%	26,142	19%	8%
Financial services	5,621	4%	12,025	9%	(53)%
Hardware, software and related technology sales	4,252	3%	25,484	18%	(83)%
Corporate/eliminations	(18,788)	(13)%	(13,288)	(10)%	41%
Total consolidated operating income	147,419	100%	139,281	100%	6%

          Transaction-based activities

          In U.S. dollars, revenues increased by 10% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income increased by 29% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

          In ZAR, revenues increased by 22% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income increased by 44% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

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

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin for the three months ended December 31, 2006 increased to 58% from 50% for the three months ended December 31, 2005. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the Limpopo and North West provinces; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

          Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring System.”

          Higher volumes from our provincial contracts:

          During the three months ended December 31, 2006, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended December 31, 2006 increased 9% to 11,317,040 from the three months ended December 31, 2005.

          The higher volumes under existing provincial contracts during the three months ended December 31, 2006, as well as average revenue per grant paid, are detailed below:

Table 8	Three months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2006	2005	2006	2005
Province	2006	2005	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	5,022,500	4,444,129	2.75	3.15	20.18	20.67
Limpopo (B)	2,905,861	2,753,537	2.18	2.38	15.98	15.59
North West (C)	827,058	787,009	2.68	2.63	19.71	17.21
Northern Cape (D)	416,702	396,750	2.54	2.88	18.67	18.89
Eastern Cape (E)	2,144,919	2,034,904	1.61	1.84	11.81	12.07
Total	11,317,040	10,416,329

          (1) Average Revenue per Grant Paid excludes $ 0.75 (ZAR 5.50) related to the provision of smart card accounts.

          (2) Average Revenue per Grant Paid excludes $ 0.84 (ZAR 5.50) related to the provision of smart card accounts.

          A - in ZAR, the decrease in the Average Revenue per Grant Paid in KwaZulu-Natal was primarily due to a lower average grant paid per beneficiary as more child support grant recipients are registered on the system. Child Support grants are significantly less than other grant types. Our fee in this province is based on a percentage of the amount paid to beneficiaries.

          B - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the annual inflation price adjustment effective from December 2005.

          C - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the annual inflation price adjustment approved by the provincial government in October 2006. The annual inflation price increase was effective from July 1, 2006 and the Annual Revenue per Grant Paid for the three months ended December 31, 2006, includes the amounts due from the provincial government related to the period from July 1, 2006 to September 30, 2006.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape was primarily due to fewer registrations.

          E - in ZAR, the decrease in the Average Revenue per Grant Paid in Eastern Cape was due to fewer registrations.

               EasyPay transaction fees:

          During the three months ended December 31, 2006, EasyPay processed 118 million transactions with an approximate value of $3.7 billion, (ZAR 27.2 billion). The average fee per transaction during the three months ended December 31, 2006 was $0.03 (ZAR 0.21) . The fees related to the three months ended December 31, 2005 are not included in our results for the three months ended December 31, 2005 as we acquired EasyPay on July 3, 2006. The number of transactions processed during the three months ended December 31, 2006 increased compared with the three months ended September 30, 2006, due to the festive season and summer holidays in South Africa. We expect the number of transactions processed during the third quarter of fiscal 2007 to be lower than those during the second quarter of fiscal 2007. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the third quarter of fiscal 2007.

          Operating income margins generated by EasyPay during the three months ended December 31, 2006 were 39%, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the three months ended December 31, 2006, of approximately $0.4 million (ZAR 3.2 million) is included in the calculation of EasyPay operating margins.

               Allocation of revenues and operating income:

          The Prism integration was substantially completed during the three months ended December 31, 2006, and we believe it is meaningful to present to our investors the allocation of revenues and operating income between transaction-based activities (excluding EasyPay) and EasyPay on a standalone basis:

Table 9	Three months ended December 31, 2006
		Operating	Operating
	Revenue	Income	Income
	$ ’000	$ ’000	Margin

Transaction-based activities (excluding EasyPay).	26,506	16,153	61%
EasyPay	3,467	1,349	39%
Total	29,973	17,502	58%

Table 10	Three months ended December 31, 2006
		Operating	Operating
	Revenue	Income	Income
	ZAR ’000	ZAR ’000	Margin

Transaction-based activities (excluding EasyPay).	193,996	118,223	61%
EasyPay	25,375	9,874	39%
Total	219,371	128,097	58%

               Smart card accounts

          In U.S. dollars, revenues decreased by 3% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income decreased by 3% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

          In ZAR, revenues increased by 8% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income increased by 8% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

          Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended December 31, 2006 and 2005.

          In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,790,813 smart card-based accounts were active at December 31, 2006, compared to 3,497,664 active accounts as at December 31, 2005. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the continued efforts of the South African government to provide social assistance to the very old and very young.

               Financial services

          In U.S. dollars, revenues decreased by 30% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income decreased by 58% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

          In ZAR, revenues decreased by 22% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income decreased by 53% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

          Revenues from UEPS-based lending decreased during the three months ended December 31, 2006 compared with the three months ended December 31, 2005 due to the reduction in the rate of interest charged on UEPS-based loans in the second quarter of fiscal 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

          Revenues from our traditional microlending business decreased during the quarter due to increased competition, our strategic decision not to grow this business and lower interest rates charged on traditional microlending loans. The loan portfolio of the traditional microlending businesses has declined as a result of our strategic decision not to grow this business.

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

          Some of the key indicators of these businesses are illustrated below:

Table 11			As at December 31,
	2006	2005		2006	2005
			$%	ZAR	ZAR	ZAR %
	$’000	$’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	7,399	8,318	(11)%	52,206	52,783	(1)%
Allowance for doubtful finance loans
receivable	(4,232)	(3,672)	15%	(29,858)	(23,304)	28%
Finance loans receivable – net	3,167	4,646	(32)%	22,348	29,479	(24)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	4,429	5,732	(23)%	31,244	36,377	(14)%
Total finance loans receivable,
net	7,596	10,378		53,592	65,856

          Operating income margin for the financial services segment decreased to 27% for the three months ended December 31, 2006 from 46% for the three months ended December 31, 2005, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations.

               Hardware, software and related technology sales

          In U.S. dollars, revenues increased by 12% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income decreased by 85% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

          In ZAR, revenues increased by 24% for the three months ended December 31, 2006, from the three months ended December 31, 2005. Operating income decreased by 83% for the three months ended December 31, 2006 from the three months ended December 31, 2005.

          All activities related to Prism’s products and services, other than EasyPay, have been included in our hardware, software and related technology sales segment.

          Revenue and operating income for the three months ended December 31, 2006 comprises:

  sales of terminals to retailers and other customers;

  sales of Subscriber Identity Module, or SIM, cards to customers;

  rental of terminals to merchants participating in our merchant acquiring system; and

  repairs and maintenance services to customers.

          The SIM card market is currently in a state of flux. Sales prices for SIM cards declined by more than 20% during the three months ended September 30, 2006 due to price competition from manufacturers located in countries with lower production costs, global over-supply and global surplus manufacturing capacity. We expect this trend to continue into the foreseeable future. As a result we incurred a loss related to the sale of SIM cards during the three months ended December 31, 2006.

          Amortization of Prism intangible assets during the three months ended December 31, 2006 was approximately $0.9 million (ZAR 6.7 million) and reduced our operating income.

          Included in our results for the three months ended December 31, 2005, were revenues of approximately $3.4 million (approximately ZAR 22.6 million) earned from sales to Nedbank of POS devices and pin-pads and the sale of hardware to SmartSwitch Namibia of approximately $1.5 million (ZAR 9.8 million) of which approximately $0.2 million (ZAR 1.2 million), after taxation, of the SmartSwitch Namibia sale has been eliminated and included in the corporate/eliminations segment.

          Early in the third quarter of fiscal 2007 we received an order to supply Nedbank with hardware totaling $0.8 million (ZAR 6.0 million). We expect to commence delivery of this hardware in the latter half of the third quarter of fiscal 2007.

          Hardware sales to Nedbank are infrequent, and we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future. In addition, we expect sales of hardware, software and licenses related to our international expansion to occur on an ad hoc basis as and when new international ventures, such as SmartSwitch Namibia and SmartSwitch Botswana, are established. Depending on the size of our equity interest in these ventures, we may have to eliminate the sale of any hardware, software and licenses to these entities.

          Allocation of revenues and operating income:

          The Prism integration was completed during the three months ended December 31, 2006, and we believe it is meaningful to present to our investors the allocation of revenues and operating income between hardware, software and related technology sales (excluding Prism) and Prism:

Table 12	Three months ended
	December 31, 2006
		Operating
		Income
	Revenue	(Loss)
	$ ’000	$ ’000

Hardware, software and related technology sales (excluding Prism)	2,649	902
Prism	5,669	(321)
Prism before amortization of intangibles related to Prism acquisition	-	597
Amortization of intangibles related to Prism acquisition	-	(918)
Total	8,318	581

Table 13	Three months ended
	December 31, 2006
		Operating
		Income
	Revenue	(Loss)
	ZAR ’000	ZAR ’000

Hardware, software and related technology sales (excluding Prism)	19,388	6,602
Prism	41,491	(2,350)
Prism before amortization of intangibles related to Prism acquisition	-	4,372
Amortization of intangibles related to Prism acquisition	-	(6,722)
Total	60,879	4,252

               Corporate/eliminations

          In U.S. dollars, operating loss increased by $0.6 million for the three months ended December 31, 2006, from the three months ended December 31, 2005.

          In ZAR, operating loss increased by ZAR 5.5 million for the three months ended December 31, 2006, from the three months ended December 31, 2005.

          The increase in our operating losses for the three months ended December 31, 2006 compared with the three months ended December 31, 2005 was mainly due to inclusion of Prism’s operations, inflationary increases in goods and services purchased from third parties, including expenses related to a potential acquisition that we ultimately determined not to pursue and stock compensation charges. Operating losses for the three months ended December 31, 2006, include all corporate activities of Prism until such time as its operational activities have been integrated with ours. The integration was substantially complete as of December 31, 2006.

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

          Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

          The following factors had a significant influence on our results of operations during the six months ended December 31, 2006 as compared with the same period in the prior year:

  significant weakening of the South African rand, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our revenues and net income in U.S. dollars;
  impact of the Prism acquisition, which has increased our reporting revenues and net income but has a negative impact on our operating margin;
  amortization of Prism-related intangible assets, which had a negative impact on our net income;
  revenues from hardware and software sales to SmartSwitch Botswana, which increased our revenue and net income;
  continued decrease in margins in our traditional micro-lending operations; and
  increased revenues from continued adoption of our merchant acquiring system by cardholders.

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 14	(US GAAP)
	Six months ended December 31,
	2006	2005	$%
	$’000	$ ’000	change
Revenue	102,497	93,316	10%
Cost of goods sold, IT processing, servicing and support.	24,245	24,727	(2)%
General and administration	29,175	22,612	29%
Depreciation and amortization	5,760	2,903	98%
Costs related to public offering and Nasdaq listing	-	1,504
Operating income	43,317	41,570	4%
Interest income, net	2,058	2,246	(8)%
Income before income taxes	45,375	43,816	4%
Income tax expense	17,530	16,988	3%
Income before minority interest and earnings from
equity-accounted investments	27,845	26,828	4%
Minority interest	205	-
Earnings from equity-accounted investments	255	283	(10)%
Net income	27,895	27,111	3%

	In South African Rand
Table 15		(US GAAP)
	Six months ended December 31,
			ZAR
	2006	2005	%
	ZAR ’000	ZAR ’000	change
Revenue	744,630	610,314	22%
Cost of goods sold, IT processing, servicing and support.	176,137	161,722	9%
General and administration	211,953	147,889	43%
Depreciation and amortization	41,846	18,987	120%
Costs related to public offering and Nasdaq listing	-	9,837
Operating income	314,694	271,879	16%
Interest income, net	14,951	14,689	2%
Income before income taxes	329,645	286,568	15%
Income tax expense	127,354	111,106	15%
Income before minority interest and earnings from
equity-accounted investments	202,291	175,462	15%
Minority interest	1,489	-
Earnings from equity-accounted investments	1,853	1,851	0%
Net income	202,655	177,313	14%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the six months ended December 31, 2006, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the operations of Prism.

          Our operating income margin for the six months ended December 31, 2006, decreased to 42% compared with 45% for the six months ended December 31, 2005. The inclusion of Prism operations during the six months ended December 31, 2006, has reduced our overall operating margin as Prism operations generate a lower operating margin than our historical operations. In addition, our margin during the six months ended December 31, 2006, was further reduced by intangible amortization charges related to Prism intangible assets acquired. This reduction was partially offset by the continued adoption of our merchant acquiring system and increased volumes and pricing in our pension and welfare business.

          General and administration expenses increased during the six months ended December 31, 2006 from the comparable quarter in 2005 primarily due to the inclusion of Prism’s operations and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $1.2 million (ZAR 8.8 million) relating to a potential acquisition which we ultimately determined not to pursue.

          Cost of goods sold, IT processing, servicing and support includes a stock-based compensation charge of $0.2 million (ZAR 1.5 million) related to options granted to Prism employees. General and administration expenses includes a stock-based compensation charge of $0.4 million (ZAR 2.9 million) related to options granted to employees. General and administration also includes the stock-based compensation charge of $0.07 million (ZAR 0.5 million) related to options granted to an employee in January 2006. The employee resigned before any of the options vested and accordingly the stock-based compensation charge of $0.2 million (ZAR 1.4 million) recorded from January to September 2006 has been reversed. The reversal has been included in general and administration.

          Our total costs of maintaining a listing on Nasdaq as well as compliance with Sarbanes, particularly Section 404 of Sarbanes, resulted in expenditures of $0.9 million (ZAR 6.2 million) and $1.7 million (ZAR 11.1 million) during the six months ended December 31, 2006 and 2005.

          We completed our public offering and Nasdaq listing in August 2005. We incurred approximately $1.5 million (ZAR 9.8 million) during the six months ended December 31, 2005, related to legal fees, printing costs, registration and filing and accounting fees.

          The increase in depreciation and amortization during the six months ended December 31, 2006 compared to the six months ended December 31, 2005, was mainly due to the amortization of intangible assets acquired related to the Prism acquisition and acquisition of the remaining 25.1% of EasyPay. The total amortization of these intangible assets during the six months ended December 31, 2006 was approximately $2.6 million (ZAR 19.1 million). The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the six months ended December 31, 2006 was $1.0 million (ZAR 7.0 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with most of our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the six months ended December 31, 2006 compared with the six months ended December 31, 2005. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals and Prism property, plant and equipment acquired.

          Interest on surplus cash for the six months ended December 31, 2006 increased to $6.9 million (ZAR 49.9 million) from $6.3 million (ZAR 41.4 million) for the six months ended December 31, 2005. The increase in interest on surplus cash was due to the adjustment in the South African prime interest rate from an average of approximately 10.5% per annum for the six months ended December 31, 2005, to 11.7% per annum for the six months ended December 31, 2006 and the increase in the intended federal funds rate from an average of 3.69% per annum for the six months ended December 31, 2005 to 5.25% per annum for the six months ended December 31, 2006. The increase in the interest rates was partially offset by lower surplus cash balances as a result of the $95.2 million paid in cash for the acquisition of Prism.

          During the six months ended December 31, 2006, our finance costs increased due to an increase in our pre-funding obligation. Finance costs increased to $4.8 million (ZAR 34.9 million) for the six months ended December 31, 2006, from $4.1 million (ZAR 26.8 million) for the six months ended December 31, 2005.

          Total tax expense for the six months ended December 31, 2006 was $17.5 million (ZAR 127.4 million) compared with $17.0 million (ZAR 111.1 million) during the same period in the comparable prior fiscal year. The increase was due to our increased profitability in our transaction-based activities.

          Our effective tax rate for the six months ended December 31, 2006 was 38.6%, compared to 38.7% for the six months ended December 31, 2005. Our effective tax rate for the six months ended December 31, 2006 was comparable with the prior year and was higher than the statutory tax rate due to non-deductible expenses incurred. The effect of the change in tax rate during the six months ended December 31, 2005 is included in our tax expense and was approximately $0.2 million (ZAR 1.0 million).

          For the six months ended December 31, 2006 and 2005, earnings from Permit totaled approximately $1.1 million and $0.8 million (ZAR 7.7 million and ZAR 5.3 million), respectively.

          SmartSwitch Namibia commenced operations in February 2006 and accordingly there are no results of operations for the six months ended December 31, 2005. Included in earnings from equity accounted investments is a loss from equity accounted investment of approximately $0.3 million (ZAR 2.1 million), before the realization of income from prior periods, related to SmartSwitch Namibia for the six months ended December 31, 2006. During the six months ended December 31, 2006, we realized income from license fees, software and hardware sales made to SmartSwitch Namibia in prior periods of approximately $0.04 million (ZAR 0.3 million). This income has been included in earnings from equity accounted investments.

          Earnings from equity-accounted investments includes a loss of $0.1 million (ZAR 0.7 million) for the six months ended December 31, 2006 related to SmartSwitch Botswana. As of December 31, 2006, SmartSwitch Botswana had not commenced operations and therefore we have not recognized any equity-accounted earnings from SmartSwitch Botswana.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 16		In United States Dollars (US GAAP)
		Six months ended December 31,
	2006	% of	2005	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	62,210	61%	55,073	59%	13%
Smart card accounts	17,067	17%	17,296	19%	(1)%
Financial services	5,778	6%	8,256	9%	(30)%
Hardware, software and related technology sales	17,442	16%	12,691	13%	37%
Total consolidated revenue	102,497	100%	93,316	100%	10%
Consolidated operating income (loss):
Transaction-based activities	35,930	83%	27,649	67%	30%
Smart card accounts	7,758	18%	7,861	19%	(1)%
Financial services	1,828	4%	3,672	9%	(50)%
Hardware, software and related technology sales	1,630	4%	7,941	19%	(79)%
Corporate/eliminations	(3,829)	(9)%	(5,553)	(14)%	(31)%
Total consolidated operating income	43,317	100%	41,570	100%	4%

Table 17		In South African Rand (US GAAP)
		Six months ended December 31,
	2006		2005
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	451,949	61%	360,193	59%	25%
Smart card accounts	123,990	17%	113,121	19%	10%
Financial services	41,977	6%	53,997	9%	(22)%
Hardware, software and related technology sales	126,714	16%	83,003	13%	53%
Total consolidated revenue	744,630	100%	610,314	100%	22%
Consolidated operating income (loss):
Transaction-based activities	261,028	83%	180,832	67%	44%
Smart card accounts	56,361	18%	51,413	19%	10%
Financial services	13,280	4%	24,016	9%	(45)%
Hardware, software and related technology sales	11,842	4%	51,936	19%	(77)%
Corporate/eliminations	(27,817)	(9)%	(36,318)	(14)%	(23)%
Total consolidated operating income	314,694	100%	271,879	100%	16%

               Transaction-based activities

          In U.S. dollars, revenues increased by 13% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income increased by 30% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          In ZAR, revenues increased by 25% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income increased by 44% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          These increases in revenues and operating income were due primarily to the grants loaded in the last week of December 2006 related to the January 2007 payment cycle, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, higher volumes from all of our provincial contracts and the inclusion of transaction fees generated by EasyPay. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin for the six months ended December 31, 2006 increased to 58% from 50% for the six months ended December 31, 2005. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table above;

  the inflation adjustment to the price charged in the Limpopo and North West provinces; and

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers.

               Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring System.”

               Higher volumes from our provincial contracts:

          During the six months ended December 31, 2006, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the six months ended December 31, 2006 increased 9% to 22,487,255 from the six months ended December 31, 2005.

          The higher volumes under existing provincial contracts during the six months ended December 31, 2006, as well as average revenue per grant paid, are detailed below:

Table 18	Six months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2006	2005	2006	2005
Province	2006	2005	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	9,937,905	8,752,494	2.80	3.05	20.29	19.95
Limpopo (B)	5,798,481	5,447,705	2.20	2.36	15.99	15.46
North West (C)	1,648,013	1,563,972	2.60	2.58	18.85	16.90
Northern Cape (D)	829,945	786,325	2.58	2.90	18.73	18.96
Eastern Cape (E)	4,272,911	4,005,075	1.63	1.85	11.83	12.13
Total	22,487,255	20,555,571

          (1) Average Revenue per Grant Paid excludes $ 0.76 (ZAR 5.50) related to the provision of smart card accounts.

          (2) Average Revenue per Grant Paid excludes $ 0.84 (ZAR 5.50) related to the provision of smart card accounts.

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

          C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is due to the annual inflation price adjustment approved by the provincial government in October 2006. The annual inflation price increase is effective from July 1, 2006 and resulted in higher Average Revenue per Grant Paid for the six months ended December 31, 2006, compared with the six months ended December 31, 2005.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registrations.

          E - in ZAR, the decrease in the Average Revenue per Grant Paid in Eastern Cape is due to fewer registrations.

          EasyPay transaction fees:

          During the six months ended December 31, 2006, EasyPay processed 218.5 million transactions with an approximate value of $6.9 billion, (ZAR 50.0 billion). The average fee per transaction during the six months ended December 31, 2006 was $0.03 (ZAR 0.21) . The fees related to the six months ended December 31, 2005 are not included in our results for the six months ended December 31, 2005 as we acquired EasyPay on July 3, 2006.

          Operating income margins generated by EasyPay during the six months ended December 31, 2006 were 33%, which was lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the six months ended December 31, 2006 of approximately $0.8 million (ZAR 5.6 million) is included in the calculation of EasyPay operating margins.

               Allocation of revenues and operating income:

          The Prism integration was completed during the three months ended December 31, 2006, and we believe it is meaningful to present to our investors the allocation of revenues and operating income between transaction-based activities (excluding EasyPay) and EasyPay on a standalone basis:

Table 19	Six months ended December 31, 2006
		Operating	Operating
	Revenue	Income	Income
	$’000	$’000	Margin

Transaction-based activities (excluding EasyPay).	55,720	33,782	61%
EasyPay	6,490	2,148	33%
Total	62,210	35,930	58%

Table 20	Six months ended December 31, 2006
		Operating	Operating
	Revenue	Income	Income
	ZAR ’000	ZAR ’000	Margin

Transaction-based activities (excluding EasyPay).	404,800	245,423	61%
EasyPay	47,149	15,605	33%
Total	451,949	261,028	58%

               Smart card accounts

          In U.S. dollars, revenues decreased by 1% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income decreased by 1% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          In ZAR, revenues increased by 10% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income increased by 10% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          Operating income margin from providing smart card accounts was fairly constant at 45% for each of the six months ended December 31, 2006 and 2005.

          In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,790,813 smart card-based accounts were active at December 31, 2006, compared to 3,497,664 active accounts as at December 31, 2005. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the continued efforts of the South African government to provide social assistance to the very old and very young.

               Financial services

          In U.S. dollars, revenues decreased by 30% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income decreased by 50% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          In ZAR, revenues decreased by 22% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income decreased by 45% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          Revenues from UEPS-based lending decreased during the six months ended December 31, 2006 compared with the six months ended December 31, 2005, due to the reduction in the rate of interest charged on UEPS-based loans during the six months ended December 31, 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

          Revenues from our traditional microlending business decreased during the six months ended December 31, 2006, due to increased competition, our strategic decision not to grow this business and lower interest rates charged on traditional microlending loans. The loan portfolio of the traditional microlending businesses has declined as a result of our strategic decision not to grow this business.

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

          Some of the key indicators of these businesses are illustrated below:

Table 21			As at December 31,
	2006	2005		2006	2005
			$%	ZAR	ZAR	ZAR %
	$’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	7,399	8,318	(11)%	52,206	52,783	(1)%
Allowance for doubtful finance loans
receivable	(4,232)	(3,672)	15%	(29,858)	(23,304)	28%
Finance loans receivable – net	3,167	4,646	(32)%	22,348	29,479	(24)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	4,429	5,732	(23)%	31,244	36,377	(14)%
Total finance loans receivable,
net	7,596	10,378		53,592	65,856

          Operating income margin for the financial services segment decreased to 32% for the six months ended December 31, 2006 from 44% for the six months ended December 31, 2005, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations.

               Hardware, software and related technology sales

          In U.S. dollars, revenues increased by 37% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income decreased by 79% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          In ZAR, revenues increased by 53% for the six months ended December 31, 2006, from the six months ended December 31, 2005. Operating income decreased by 77% for the six months ended December 31, 2006 from the six months ended December 31, 2005.

          All activities related to Prism’s products and services, other than EasyPay, have been included in our hardware, software and related technology sales segment.

          Revenue and operating income for the six months ended December 31, 2006 comprises of:

  sales of terminals to retailers and other customers;
  sales of SIM cards to customers;
  rental of terminals to merchants participating in our merchant acquiring system; and
  repairs and maintenance services to customers.

          The SIM card market is currently in a state of flux. Sales prices for SIM cards declined by more than 20% during the three months ended September 30, 2006 due to price competition from manufacturers located in countries with lower production costs, global over-supply and global surplus manufacturing capacity. We expect this trend to continue into the foreseeable future. As a result we incurred a loss related to the sale of SIM cards during the six months ended December 31, 2006.

          Revenues from sales of hardware to SmartSwitch Botswana during the six months ended December 31, 2006, totaled approximately $2.0 million (ZAR 14.4 million) of which approximately $0.5 million (ZAR 3.7 million), after taxation, was eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations. Our operating margin on these sales was significantly higher than other items, including Prism products and services, included within the hardware, software and related technology sales segment.

          Amortization of Prism intangible assets during the six months ended December 31, 2006 was approximately $1.9 million (ZAR 13.4 million) and reduced our operating income.

          Included in our results for the six months ended December 31, 2005, was revenue earned from the orders to supply Nedbank with smart cards, smart card readers and terminals and the sale of hardware, software and licenses to SmartSwitch Namibia. Total revenues from the Nedbank orders during the six months ended December 31, 2005, were approximately $5.6 million (approximately ZAR 36.5 million). Revenues from sales of hardware, software and licenses to SmartSwitch Namibia during the six months ended December 31, 2005, totaled approximately $2.7 million (ZAR 17.5 million) of which approximately $0.6 million (ZAR 3.5 million), after taxation, has been eliminated and included in the corporate/eliminations segment.

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

          Depending on the size of our equity interest in these ventures, we may have to eliminate the sale of any hardware, software and licenses to these entities.

               Allocation of revenues and operating income:

          The Prism integration was substantially completed during the six months ended December 31, 2006, and we believe it is meaningful to present to our investors the allocation of revenues and operating income between hardware, software and related technology sales (excluding Prism) and Prism:

Table 22	Six months ended December
	31, 2006
		Operating
		Income
	Revenue	(Loss)
	$ ’000	$ ’000

Hardware, software and related technology sales (excluding Prism)	6,996	3,289
Prism	10,446	(1,659)
Prism before amortization of intangibles related to Prism acquisition	-	192
Amortization of intangibles related to Prism acquisition	-	(1,851)
Total	17,442	1,630

Table 23	Six months ended December
	31, 2006
		Operating
		Income
	Revenue	(Loss)
	ZAR ’000	ZAR ’000

Hardware, software and related technology sales (excluding Prism)	50,825	23,894
Prism	75,889	(12,052)
Prism before amortization of intangibles related to Prism acquisition	-	1,393
Amortization of intangibles related to Prism acquisition	-	(13,445)
Total	126,714	11,842

               Corporate/eliminations

          In U.S. dollars, operating loss decreased by $1.7 million for the six months ended December 31, 2006, from the six months ended December 31, 2005.

          In ZAR, operating loss decreased by ZAR 8.5 million for the six months ended December 31, 2006, from the six months ended December 31, 2005.

          Corporate/eliminations for the six months ended December 31, 2005 includes the non-recurring charges related to our public offering and Nasdaq listing of $1.5 million (ZAR 9.6 million) incurred primarily in the three months ended September 30, 2005.

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

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At December 31, 2006 our cash balances were $127.9 million, which comprised mainly ZAR-denominated balances of ZAR 616.2 million ($87.3 million) and U.S. dollar-denominated balances of $36.2 million. Our cash balances declined from June 30, 2006 levels mainly as a result of the payment of the purchase price for Prism and the payment of provisional taxes, partially offset by the cash generated by operating activities.

          Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the U.S. and European money markets.

          Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have aggregate credit facilities of $95.6 million (ZAR 674 million). As a result of utilizing approximately $96.2 million, representing approximately 50% of our June 30, 2006 cash balances to acquire Prism, during the three and six months ended December 31, 2006, we borrowed under these facilities on a short-term basis when our pre-funding requirements exceeded the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

          We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $48.2 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The increase in the number of social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces during the three months ended December 31, 2006 has increased our pre-funding requirements and we have utilized external short-term financing for the pre-funding of these grant payments.

          The amount disbursed through merchants during the December 2006 was reimbursed to us by the provincial governments during the first two weeks of January 2007. We settle our obligation to merchants within 48 hours of the distribution of the grant by the merchant to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month, and a quarter, however, the situation is typically reversed within a week.

          We currently believe that our cash and credit facilities are sufficient to fund our operations for at least the next four quarters. However, the reduction in our available cash, due to payment of Prism’s purchase price, may require us to seek additional sources of capital through an increase in availability under our credit facilities or issuance of debt securities. There can be no assurance that we will be able to secure such additional financing on acceptable terms.

          Cash flows from operating activities

          Three months ended December 31, 2006

          Net cash flows from operating activities for the three months ended December 31, 2006, was $16.5 million (ZAR 120.9 million) compared to net cash inflows of $33.0 million (ZAR 217.1 million) for the three months ended December 31, 2005. Operating cash flows have decreased due to the commencement of the January 2007 pay cycle in the last week of December 2006 compared with the commencement of the January 2006 pay cycle in the first week of January 2006. The provincial governments typically repay us between seven and 14 days of distributing the grant. During the three months ended December 31, 2006, we paid a $9.2 million (ZAR 65.3 million) first provisional payment for our 2007 tax year. In addition, we paid a $2.3 million (ZAR 16.5 million) third provisional payment for our 2006 tax year. See the table below for a summary of all taxes paid. We expect to pay an additional $3.0 million (ZAR 21.5 million) first provisional payment for our 2007 tax year during the third quarter of fiscal 2007.

          Taxes paid during the three months ended December 31, 2006 and 2005 were as follows:

Table 24	Three months ended December 31,
	2006	2005	2006	2005
	$	$	ZAR	ZAR
	$‘000	$‘000	‘000	‘000

First provisional payments	9,230	6,062	65,320	38,784
Second provisional payments	n/a	n/a	n/a	n/a
Third provisional payments	2,334	2,861	16,516	18,361
Taxation refunds received	(172)	n/a	(1,264)	n/a
Total tax paid	11,392	8,923	80,572	57,145

          Six months ended December 31, 2006

          Net cash flows from operating activities for the six months ended December 31, 2006, was $14.9 million (ZAR 109.1 million) compared to net cash inflows of $42.2 million (ZAR 276.2 million) for the six months ended December 31, 2005. Operating cash flows have decreased due to the commencement of the January 2007 pay cycle in the last week of December 2006 compared with the commencement of the January 2006 pay cycle in the first week of January 2006. The provincial governments typically repay us between seven and 14 days of distributing the grant. During the six months ended December 31, 2006, we paid a $9.2 million (ZAR 65.3 million) first provisional payment for our 2007 tax year. In addition, we paid a $2.3 million (ZAR 16.5 million) third provisional payment for our 2006 tax year. During the six months ended December 31, 2006, we paid an additional $9.0 million (ZAR 66.8 million) second provisional payment related to our 2006 tax year. See the table below for a summary of all taxes paid.

          Taxes paid during the six months ended December 31, 2006 and 2005 were as follows:

Table 25	Six months ended December 31,
	2006	2005	2006	2005
			ZAR	ZAR
	$‘000	$‘000	‘000	‘000

First provisional payments	9,230	6,062	65,320	38,784
Second provisional payments	n/a	8,656	n/a	56,124
Third provisional payments	2,334	2,861	16,516	18,361
Taxation paid related to prior years	9,027	n/a	66,837	n/a
Taxation refunds received	(672)	n/a	(4,880)	n/a
Secondary taxation on companies	n/a	496	n/a	3,332
Total tax paid	19,919	18,075	143,793	116,601

          Cash flows from investing activities

          Three months ended December 31, 2006

          Cash used in investing activities for the three months ended December 31, 2006 includes capital expenditure of $0.9 million (ZAR 6.3 million), of which $0.5 million (ZAR 3.5 million) relates to the purchase of equipment and furniture for SmartSwitch Nigeria’s data room in Nigeria.

          Cash used in investing activities for the three months ended December 31, 2005 includes capital expenditure of $0.3 million (ZAR 2.3 million), of which $0.2 million (ZAR 1.5 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring system.

          On January 18, 2007, we paid $9.9million, or ZAR 70 million translated at the December 31, 2006 exchange rate, in cash as consideration for the remaining 25.1% of EasyPay.

          In late January 2007, we entered into a co-operation agreement with Grindrod Bank for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. Under the cooperation agreement, we are required to invest $0.7 million (ZAR 5.0 million) during the third quarter of fiscal 2007 to facilitate the establishment of this retail banking decision.

          Six months ended December 31, 2006

          Cash used in investing activities for the six months ended December 31, 2006 includes capital expenditure of $1.7 million (ZAR 10.6 million), of which $0.5 million (ZAR 3.5 million) relates to the purchase of equipment and furniture for SmartSwitch Nigeria’s data room in Nigeria and $0.8 million (ZAR 5.6 million) related to the purchase of equipment and other property plant and equipment by EasyPay in order to maintain operations. During the six months ended December 31, 2006, we paid $82.1 million (ZAR 591.1 million), net of cash received, for the entire issued and outstanding ordinary capital of Prism.

          Cash used in investing activities for the six months ended December 31, 2005 includes capital expenditure of $0.9 million (ZAR 5.9 million), of which $0.5 million (ZAR 3.5 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring system. In addition, during the first quarter of fiscal 2006 we invested $0.6 million (ZAR 3.9 million) in equity and lent $1.3 million (ZAR 7.8 million) to SmartSwitch Namibia, a UEPS based switching system established in Namibia.

          Cash flows from financing activities

          Three months ended December 31, 2006

          As discussed above we were required to utilize our credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries during the three months ended December 31, 2006. As of December 31, 2006, these short-term borrowings had been settled in full. As our reporting currency is the U.S. dollar and our functional currency is the ZAR the exchange rate fluctuations during the three months ended December 31, 2006 resulted in reporting discrepancies between the proceeds from bank overdrafts and the repayment of bank overdrafts presented in our unaudited condensed consolidated statement of cash flow for the three months ended December 31, 2006. The result of these exchange rate fluctuations are included in effect of exchange rate changes on cash presented in our unaudited condensed consolidated statement of cash flow for the three months ended December 31, 2006.

          During the three months ended December 31, 2006, the other shareholders of SmartSwitch Nigeria, pursuant to the shareholders agreement, lent $3.5 million (ZAR 25.6 million) to the switch.

          There were no significant cash flows from financing activities during the three months ended December 31, 2005

          Six months ended December 31, 2006

          During the six months ended December 31, 2006 we received $0.05 million (ZAR 0.36 million) from an employee exercising stock options. As discussed above we were required to utilize our credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries during the six months ended December 31, 2006. During the three months ended December 31, 2006, the other shareholders of SmartSwitch Nigeria, in terms of the shareholders agreement, lent $3.5 million (ZAR 25.6 million) to the switch.

          In connection with our August 2005 initial public offering, we received approximately $32.2 million (ZAR 209.3 million), net of underwriting discounts and commissions of approximately $2.4 million (ZAR 15.6 million), from the underwriters exercising their option to acquire 1,538,794 shares of our common stock and employees exercising stock options and selling the underlying shares in the offering.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

                    Capital expenditures for the three months ended December 31, 2006 and 2005 were as follows:

Table 26	Three months ended December 31,
			2006	2005
	2006	2005	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	808	258	5,915	1,697
Smart card accounts	-	-	-	-
Financial services	31	88	227	579
Hardware, software and related technology sales	21	-	154	-
Corporate / Eliminations	-	-	-	-
Consolidated total	860	346	6,296	2,276

Capital expenditures for the six months ended December 31, 2006 and 2005 were as follows:

Table 27	Six months ended December 31,
			2006	2005
	2006	2005	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	1,311	668	9,518	4,369
Smart card accounts	-	-	-	-
Financial services	101	220	733	1,449
Hardware, software and related technology sales	291	-	2,113	-
Corporate / Eliminations	-	-	-	-
Consolidated total	1,703	888	12,364	5,818

          We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

          As mentioned above, our capital expenditures for the three and six months ended December 31, 2006 related mainly to the acquisition of equipment and furniture by SmartSwitch Nigeria to set up its data room and the acquisition of equipment by EasyPay in order to maintain operations.

          All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had no outstanding capital commitments at December 31, 2006. We anticipate that capital spending for the third quarter of fiscal 2007 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds. The acquisition of equipment and furniture by SmartSwitch Nigeria in the third quarter of fiscal 2007 in order to complete the data room and operating facilities and acquire the remaining UEPS hardware will be financed through loan funding obtained from its shareholders pursuant to the shareholders agreement.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 32	Payments due by Period, as at December 31, 2006(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease
obligations	2,925	1,831	1,080	14	-

Purchase obligations	2,115	2,115	-	-	-

Total	5,040	3,946	1,080	14	-

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of December 31, 2006 and 2005, our outstanding foreign exchange contracts were as follows:

          As of December 31, 2006

Notional amount		Strike price		Maturity

EUR	487,500	ZAR	9.59	January 31, 2007
EUR	140,000	ZAR	9.3715	January 5, 2007
USD	88,500	ZAR	7.0203	January 26, 2007
USD	65,000	ZAR	7.4052	January 30, 2007
USD	981,500	ZAR	7.429	June 29, 2007
USD	266,000	ZAR	7.11	April 23, 2007
USD	266,000	ZAR	7.132	May 21, 2007

As of December 31, 2005

Notional amount		Strike price		Maturity

EUR	334,130	ZAR	7.6234	February 28, 2006
EUR	3,352,400	ZAR	8.0529	November 30, 2006

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo, rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $19,670 per month, while interest earned per month on any surplus cash increases by $11,314 per $14.2 million (ZAR 100 million).

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

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Shareholders was held on December 1, 2006 to consider the following proposals:

Proposal 1.	Election of directors;
Proposal 2.	Amendment and restatement of the 2004 Stock Incentive Plan of Net 1 UEPS Technologies, Inc. and Its Subsidiaries; and
Proposal 3.	Ratification of appointment of independent registered public accounting firm.

          The following proposals were adopted by the votes indicated:

          Proposal 1:

	For	Withheld
Dr. Serge C.P. Belamant	48,512,152	372,657
Herman G. Kotze	48,577,280	307,529
Christopher S. Seabrooke	40,844,921	8,039,888
Anthony C. Ball	48,493,694	391,115
Alasdair J. K. Pein	48,684,616	200,193
Paul Edwards	48,774,954	109,855
Florian P. Wendelstadt	48,763,658	121,151

          Proposal 2:

	For	Against	Abstained
Increase issuable shares under the 2004
Stock Incentive Plan by 2,845,600 shares
and make other administrative revisions	27,028,708	13,135,109	45,604

          Proposal 3:

	For	Against	Abstained
Deloitte & Touche (South Africa)	48,675,295	187,680	21,834

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit
Number	Description
10.29	Amended and Restated 2004 Stock Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit A to Proxy Statement filed on October 27, 2006)
10.30

Form of Stock Option Agreement, by and between Net 1 UEPS Technologies, Inc. and recipients of stock options under the Amended and Restated 2004 Stock Option Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 99.3 to Form S-8 (SEC File No. 000-31203), filed on January 17, 2007)

10.31	Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province
10.32

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo (formerly Northern) province

10.33	Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Eastern Cape province
10.34	Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province
10.35	Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2007.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director