Form 10-Q
period 2007-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2007-05-10
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________To ___________________

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

As of March 31, 2007 (the latest practicable date), 50,877,323 shares of the registrant’s common stock, par value $0.001 per share, and 6,051,321 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2007	2006
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,890	$189,735
Pre-funded social welfare grants receivable	39,546	17,223
Accounts receivable, net of allowances of – March: $598; June: $159	41,610	21,219
Finance loans receivable, net of allowances of – March: $4,359; June: $3,448	6,210	6,713
Deferred expenditure on smart cards	516	656
Inventory	5,376	1,935
Deferred income taxes	8,177	3,237
Total current assets	220,325	240,718
LONG TERM RECEIVABLE	933	946
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – March: $26,959; June: $16,543	7,864	3,757
EQUITY ACCOUNTED INVESTMENTS	6,101	4,986
GOODWILL	83,647	13,923
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
March: $11,753; June: $6,549	32,469	5,649
TOTAL ASSETS	351,339	269,979
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	149	20
Accounts payable	404	2,073
Other payables	40,577	28,575
Income taxes payable	16,058	12,455
Total current liabilities	57,188	43,123
DEFFERRED INCOME TAXES	33,656	17,846
INTEREST BEARING LIABILITIES	3,830	-
TOTAL LIABILITIES	94,674	60,969
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - March: 50,877,323; June: 49,596,879	51	50
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - March: 6,051,321; June: 7,315,099	6	7
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - March:
44,588,706; June: 53,900,752	7	9
ADDITIONAL PAID-IN-CAPITAL	106,530	105,792
TREASURY SHARES ISSUED: March: 147,973; June: 147,973	(3,958)	(3,958)
ACCUMULATED OTHER COMPREHENSIVE INCOME	(8,992)	(9,763)
RETAINED EARNINGS	163,021	116,873
TOTAL SHAREHOLDERS’ EQUITY	256,665	209,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,339	$269,979

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$61,275	$54,584	$163,772	$147,900
EXPENSE
COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	13,940	14,469	38,185	39,196
GENERAL AND ADMINISTRATION	15,515	13,620	44,690	36,232
DEPRECIATION AND AMORTIZATION	2,752	1,428	8,512	4,331
COSTS RELATED TO PUBLIC OFFERING AND
NASDAQ LISTING	-	25	-	1,529
OPERATING INCOME	29,068	25,042	72,385	66,612
INTEREST INCOME, net	735	1,535	2,793	3,781
INCOME BEFORE INCOME TAXES	29,803	26,577	75,178	70,393
INCOME TAX EXPENSE	11,397	10,074	28,927	27,062
NET INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND (LOSS)
EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS	18,406	16,503	46,251	43,331
MINORITY INTEREST	-	-	205	-
(LOSS) EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS	(153)	73	102	356
NET INCOME	$18,253	$16,576	$46,148	$43,687
Net income per share
Basic earnings, in cents – common stock and linked
units	32.1	29.2	81.1	77.4
Diluted earnings, in cents – common stock and
linked units	31.8	28.8	80.3	76.2

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$18,253	$16,576	$46,148	$43,687
Adjustments to reconcile net income to net cash provide by
operating activities:
Depreciation and amortization	2,752	1,428	8,512	4,331
Earnings from equity accounted investments	153	(73)	(102)	(356)
Fair value adjustment related to financial liabilities	25	-	178	6
Fair value of FAS 133 derivative adjustments	(58)	(23)	19	30
Interest payable	110	-	110	-
(Profit) Loss on disposal of property, plant and equipment	(58)	2	(125)	11
Profit on disposal of business	-	(10)	-	(10)
Minority interest	-	-	205	-
Stock compensation charge	190	124	686	124
Increase in accounts receivable, pre-funded social
welfare grants receivable and finance loans receivable	(32,566)	(26,635)	(35,118)	(10,441)
(Increase) Decrease in deferred expenditure on smart
cards	(61)	283	133	1,943
Decrease (Increase) in inventory	210	551	(2,543)	(719)
Increase in accounts payable and other payables	11,436	14,098	490	10,861
Increase (Decrease) in taxes payable	5,649	98	2,271	(5,088)
(Decrease) Increase in deferred taxes	(1,898)	2,594	(1,745)	6,858
Net cash provided by operating activities	4,137	9,013	19,119	51,237

Cash flows from investing activities
Capital expenditures	(943)	(315)	(2,646)	(1,203)
Proceeds from disposal of property, plant and equipment	116	16	262	100
Profit on disposal of business	-	10	-	10
Acquisition of Prism Holdings Limited, net of cash acquired	(9,713)	-	(92,043)	-
Acquisition of equity interest in and advance of loans to equity
accounted investment	(310)	(761)	(310)	(2,612)
Net cash used in investing activities	(10,850)	(1,050)	(94,737)	(3,705)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	-	-	50	32,219
Proceeds from bank overdrafts	148	-	61,731	-
Repayment of bank overdraft	-	-	(62,272)	-
Proceeds from interest bearing liabilities	-	-	3,513	-
Net cash provided by financing activities	148	-	3,022	32,219

Effect of exchange rate changes on cash	(2,447)	2,032	1,751	6,397

Net (decrease) increase in cash and cash equivalents	(9,012)	9,995	(70,845)	86,148

Cash and cash equivalents – beginning of period	127,902	183,902	189,735	107,749

Cash and cash equivalents – end of period	$118,890	$193,897	$118,890	$193,897

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

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

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Quarterly Results on Form 10-Q and include all of the information and disclosures required by GAAP for interim financial reporting. The results of operations for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

          Recent accounting pronouncements adopted

          In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That Is, Gross versus Net Presentation)(“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within the scope of EITF 06-3 as either gross (included within revenues and costs) or net (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The guidance in EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. On adoption of EITF 06-3, the Company continued to present revenues net of taxes. The adoption of EITF 06-03 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows or financial statement disclosure.

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements not yet adopted as of March 31, 2007

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS 157. FAS 159 is effective as of the beginning of the Company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the Company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. The Company has not yet assessed the impact of the adoption of FAS 157 on its overall results of operations, financial position or cash flows.

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

          In November 2006, the EITF reached consensus on EITF No. 06-9, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee (EITF 06-9). The EITF reached a consensus that a change in a subsidiary’s or equity method investee’s reporting period is a change in accounting principle. Therefore, the parent or investor should recognize the effects of the change through retrospective application to all prior periods presented pursuant to Statement 154, Accounting Changes and Error Corrections. The adoption of EITF 06-9 by the Company is not expected to have an impact on its overall results of operations, financial position or cash flows.

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

2.      Acquisitions (continued)

          Prism (continued)

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

          The following table sets forth the amount paid for Prism using exchange rates applicable as of July 3, 2006:

Acquisition of the entire issued and outstanding share capital of Prism for cash	$95,178
Costs directly related to the acquisition	2,342
Total purchase price	$97,520

          The following table sets forth the final allocation of the purchase price using exchange rates applicable as of July 3, 2006:

Cash and cash equivalents	$15,090
Accounts receivable, net	7,756
Inventory	1,497
Property, plant and equipment	4,211
Intangible assets (see Note 6)	27,900
Trade and other payables	(13,842)
Income taxes payable	(1,223)
Deferred tax assets	2,993
Deferred tax liabilities	(10,366)
Minority interests	(751)
Goodwill (see Note 6)	64,255
Total purchase price	$97,520

          The purchase price allocation was based on an independent appraisal and management estimates as of March 31, 2007 and may be adjusted up to one year following the closing of the transaction.

          The results of Prism’s operations, including 74.9% of EasyPay, are reflected in the Company’s financial statements from July 3, 2006.

EasyPay

          The remaining 25.1% interest in EasyPay was acquired by Prism effective October 1, 2006 for $8.8 million, at the USD:ZAR exchange rate as of October 1, 2006. The Company’s management believes the acquisition of the remaining 25.1% of EasyPay will enable the Company to pursue its strategy related to the Prism acquisition as it eliminates the consideration of minority interest.

2.      Acquisitions (continued)

          EasyPay (continued)

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

          The purchase price allocation was based on management estimates as of December 31, 2006 and may be adjusted up to one year following the closing of the transaction.

          The results of the remaining 25.1% of EasyPay’s operations acquired effective October 1, 2006 are reflected in the Company’s financial statements from October 1, 2006.

          The purchase price of $8.8 million, translated at exchange rates prevailing on October 1, 2006, was paid in January 2007.

3.      Pre-funded social welfare grants receivable

          The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. For the three and nine months ended March 31, 2007, the April payment service commenced during the last three days of March 2007 and was offered at government pay points and at merchant locations.

4.      Deferred expenditure on smart cards

          The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

5.      Equity-accounted investments

          During the three months ended March 31, 2007 the Company acquired a 50% interest in the issued and outstanding ordinary share capital and loans of VTU De Colombia S.A. (“VTU Colombia”). In addition, the Company has a 43.16% interest in the issued and outstanding ordinary share capital and loans of Permit Group 2 (Pty) Ltd (“Permit”) and a 50% interest in the issued and outstanding ordinary share capital and loans of SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”) and SmartSwitch Botswana (Pty) Limited (“SmartSwitch Botswana”). The Company has sold hardware, software and/or licenses to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia and defers recognition of 50% of the net income after tax related to these sales until SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia has used the purchased asset or has sold it to a third party. The deferral of the net income after tax is shown in the Elimination column in the table below.

          The functional currency of the Company’s equity-accounted investments is not the U.S. dollar and thus the investments are restated at the period end U.S. dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income. The functional currency of Permit is the South African rand, the functional currency of SmartSwitch Namibia is the Namibian dollar, the functional currency of SmartSwitch Botswana is the Botswana pula and the functional currency of VTU Colombia is the Colombian peso.

          Summarized below is the Company’s interest in equity-accounted investments as of March 31, 2007 and June 30, 2006:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Permit:
Balance as of July 1, 2005	-	$736	$444	$145	$1,325
Earnings from equity-accounted
investment	-	-	868	101	969
Foreign currency adjustment(1)	-	(59)	(145)	(23)	(227)
Balance as of June 30, 2006	-	677	1,167	223	2,067
Earnings from equity-accounted
investment(6)	-	-	770	26	796
Foreign currency adjustment(1)	-	(40)	(125)	(15)	(180)
Balance as of September 30,
2006	-	637	1,812	234	2,683
Earnings from equity-accounted
investment(6)	-	-	230	28	258
Foreign currency adjustment(1)		60	181	24	265
Balance as of December 31, 2006	-	697	2,223	286	3,206
Earnings from equity-accounted
investment(5)(6)	-	-	199	30	229
Foreign currency adjustment(1)	-	(21)	(70)	(10)	(101)
Balance as of March 31, 2007	-	676	2,352	306	3,334

SmartSwitch Namibia:
Share capital acquired/ loans
extended	$634	1,978	-	-	2,612
Loss from equity-accounted
investment	-	-	(68)	(518)	(586)
Foreign currency adjustment(2)	(98)	(259)	9	61	(287)
Balance as of June 30, 2006	536	1,719	(59)	(457)	1,739
(Loss) Earnings from equity-
accounted investment(6)	-	-	(219)	13	(206)
Foreign currency adjustment(2)	(27)	(101)	17	46	(65)
Balance as of September 30,
2006	509	1,618	(261)	(398)	1,468
(Loss) Earnings from equity-
accounted investment(6)	-	-	(71)	33	(38)
Foreign currency adjustment(2)	52	154	(30)	(37)	139
Balance as of December 31, 2006	561	1,772	(362)	(402)	1,569
(Loss) Earnings from equity-
accounted investment(5)(6)	-	-	(107)	33	(74)
Foreign currency adjustment(2)	(24)	(55)	16	12	(51)
Balance as of March 31, 2007	$537	$1,717	$(453)	$(357)	$1,444

5.      Equity-accounted investments (continued)

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
SmartSwitch Botswana:
Share capital acquired/ loans
extended	$710	$708	-	-	$1,418
(Loss) Earnings from equity-
accounted investment	-	-	$(9)	$9	-
Foreign currency adjustment(3)	(121)	(117)	-	-	(238)
Balance as of June 30, 2006	589	591	(9)	9	1,180
Loss from equity-accounted
investment(6)(7)	-	-	(28)	(492)	(520)
Foreign currency adjustment(3)	(20)	(34)	(7)	32	(29)
Balance as of September 30,
2006	569	557	(44)	(451)	631
(Loss) Earnings from equity-
accounted investment(6)	-	-	(79)	44	(35)
Foreign currency adjustment(3)	34	53	(5)	(41)	41
Balance as of December 31, 2006	603	610	(128)	(448)	637
Loan extended	-	310	-	-	310
(Loss) Earnings from equity-
accounted investment(5)(6)	-	-	(175)	47	(128)
Foreign currency adjustment(3)	(24)	(19)	86	16	59
Balance as of March 31, 2007	579	901	(217)	(385)	878

VTU Colombia
Share capital acquired/ loans
extended	50	650	-	-	700
Loss from equity-accounted
investment(5)(6)(7)	-	-	(38)	(219)	(257)
Foreign currency adjustment(4)	-	-	-	2	2
Balance as of March 31, 2007	50	650	(38)	(217)	445

Equity-accounted investments	$1,166	$3,944	$1,644	$(653)	$6,101

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
          (4) – the foreign currency adjustment represents the effects of the fluctuations between the Colombia peso and the U.S. dollar.
          (5) – the sum of the earnings (loss) from equity accounted investment represents the amount presented on the earnings from equity accounted investments line in the unaudited condensed consolidated statement of operations for the three months ended March 2007.
          (6) – the sum of the earnings (loss) from equity accounted investment represents the amount presented on the earnings from equity accounted investments line in the unaudited condensed consolidated statement of operations for the nine months ended March 2007.
          (7) – includes the elimination of unrealized net income as described below.

          As the Company owns 50% of SmartSwitch Namibia, SmartSwitch Botswana VTU Colombia, respectively, it is required to eliminate 50% of the net income generated from sales to SmartSwitch Namibia and SmartSwitch Botswana. During the three months ended March 31, 2007 the Company sold a license to VTU Colombia. During the three and nine months ended March 31, 2007, the Company sold hardware and software to SmartSwitch Botswana. During the three and six months ended March 31, 2006, the Company sold software to SmartSwitch Botswana. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings (loss) from equity-accounted investments in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2007 and 2006. The realized amount related to the elimination is included in the earnings (loss) from equity-accounted investments line in the consolidated statement of operations for the three and nine months ended March 31, 2007 and 2006. The Company will recognize this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia are utilized in its operations, or has been sold to third party customers, as the case may be.

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

          Goodwill

          The goodwill associated with the acquisition of Prism and the remaining 25.1% of EasyPay has been allocated to the Company’s reportable segments, as follows:

	Prism,	EasyPay,
	July 3,	October 1,
	2006	2006
Transaction-based activities	$30,200	$5,586
Hardware, software and related technology sales	34,055	-
Total (see note 2)	$64,255	$5,586

          Summarized below is the movement in carrying value of goodwill for the nine months ended March 31, 2007.

Carrying
value

Balance as of July 1, 2006	$13,923
Goodwill associated with the acquisition of Prism (see note 2)	64,255
Goodwill associated with the acquisition of EasyPay (see note 2)	5,586
Foreign currency adjustment (1)	(117)
Balance as of March 31, 2007	$83,647

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the carrying value.

          Summarized below is the movement in the carrying value of goodwill for the year ended June 30, 2006.

Carrying
value

Balance as of June 30, 2005	$14,636
Foreign currency adjustment (1)	(713)
Balance as of June 30, 2006	$13,923

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the carrying value.

          As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2007	2006

Transaction-based activities	$38,298	$2,338
Smart card accounts	-	-
Financial services	4,874	4,880
Hardware, software and related technology sales	40,475	6,705
Total	$83,647	$13,923

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

          A deferred tax liability of $10.3 million, at exchange rates applicable as of July 3, 2006, was recognized on the acquisition date related to the intangible assets acquired.

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

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2007 and June 30, 2006:

	As of March 31, 2007			As of June 30, 2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$17,158	$(1,018)	$16,140	-	-	-
Software and unpatented technology	10,915	(2,701)	8,214	-	-	-
FTS patent	5,265	(3,555)	1,710	$5,270	$(3,163)	$2,107
Exclusive licenses	4,506	(1,835)	2,671	4,506	(1,349)	3,157
Trademarks	3,959	(271)	3,688	-	-	-
Contract rights	2,305	(2,305)	-	2,308	(1,987)	321
Customer contracts	114	(68)	46	114	(50)	64
Total finite-lived intangible assets	$44,222	$(11,753)	$32,469	$12,198	$(6,549)	$5,649

          Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2007 was approximately $1.7 million and $5.2 million, respectively (three and nine months ended March 31, 2006 was approximately $0.5 million and $1.6 million, respectively). Future annual amortization expense is estimated at approximately $6.7 million, however, this amount could differ from the actual amortization as a result of changes in useful lives and other relevant factors.

7.      Short-term facilities

          As a result of utilizing approximately $95.2 million of its cash to acquire Prism on July 3, 2006, the Company was required, from time to time, to draw down on its short-term facilities in order to meet its obligations to distribute social welfare grants. As of March 31, 2007, the Company had short-term facilities of approximately $92.6 million, translated at exchange rates applicable as of March 31, 2007. The interest rates applicable to these short-term facilities range from the South African prime overdraft rate (12.5% per annum at March 31, 2007) to the South African prime overdraft rate less 225 basis points. The Company’s management believes its current short-term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

          On March 30, 2007, a duplicate payment of approximately $18.8 million was erroneously deposited into the Company’s bank account. The amount was remitted to the sender on April 5, 2007. This amount is not included in our cash and cash equivalents and other payables as of March 31, 2007, and has not been included in the Company’s unaudited condensed consolidated statements of cash flows for the three and nine months ended March 31, 2007.

8.      Capital structure and creditor rights attached to the B Class Loans

          As described in Note 10 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K, the Company’s balance sheet reflects two classes of equity - common stock and linked units.

          During the three and nine months ended March 31, 2007, 394,095 and 1,263,778 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 2,903,857 and 9,312,046 linked units during the three and nine months ended March 31, 2007. The net result of these conversions was that 2,903,857 and 9,312,046 B class preference shares and B class loans were ceded to Net1 during the three and nine months ended March 31, 2007, which converted 394,095 and 1,263,778 shares of special convertible preferred stock to 394,095 and 1,263,778 common stock in return for the ownership of 2,903,857 and 9,312,046 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 1,263,778 and the number of outstanding shares of special convertible preferred stock has decreased by 1,263,778. In addition, as a consequence of the conversion, Net1 now owns 192,388,481 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.009 million to $0.007 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

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

          As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended March 31, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.9 million) of common stock (50.8 million) and special convertible preferred stock (6.1 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period.

          The basic earnings per share for the three months ended March 31, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.7 million) of common stock (48.0 million) and special convertible preferred stock (8.7 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

          The basic earnings per share for the nine months ended March 31, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.9 million) of common stock (50.8 million) and special convertible preferred stock (6.1 million) in issue.

          The basic earnings per share for the nine months ended March 31, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (56.4 million) of common stock (47.8 million) and special convertible preferred stock (8.6 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

9.      Earnings per share (continued)

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2007 and 2006.

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	50,878	48,010	50,872	47,781
Weighted average effect of dilutive securities:
employee stock options	500	781	489	763
Weighted average number of outstanding shares of
common stock – diluted	51,378	48,791	51,361	48,544

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	6,051	8,661	6,051	8,661
Weighted average effect of dilutive securities:
employee stock options	60	141	58	139
Weighted average number of outstanding linked units –
diluted	6,111	8,802	6,109	8,800

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	56,929	56,671	56,923	56,442

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	57,489	57,593	57,470	57,344

10.     Comprehensive income

          The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three and nine months ended March 31, 2007 and 2006 was:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$18,253	$16,576	$46,148	$43,687
Foreign currency translation adjustments	(5,206)	1,958	771	9,053
	$13,047	$18,534	$46,919	$52,740

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

               Other stock options

          In January 2006, 200,000 non-qualified stock options were issued at an exercise price of $30.71 per option to a new employee of the Company. The employee resigned on September 13, 2006 and because none of these options had become exercisable prior to the resignation date, the compensation charge of approximately $0.2 million included in additional paid in capital and retained earnings has been reversed. In addition, the deferred tax asset and associated valuation allowance related to the 200,000 stock options has been reversed.

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

          The estimated expected volatility was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was approximately $5.7 million. Management has estimated forfeitures based on historic employee behavior under similar compensation plans. There are no tax consequences related to these options.

          During the three and nine months ended March 31, 2007, Prism employee resignations and terminations resulted in forfeitures of 113,872 and 237,954 options, respectively.

          The Company has recorded a net stock compensation charge of $0.2 million and $0.7 million for the three and nine months ended March 31, 2007, which comprised:

		Allocated to
		cost of goods
		sold, IT
	Total	processing,	Allocated to
	charge	servicing and	general and
	(benefit)	support	administration

Three months ended March 31, 2007
Options granted to employees of Prism	$37	$19	$18
Options granted to employees on August 24, 2006	153	-	153
Total – three months ended March 31, 2007	$190	$19	$171

Nine months ended March 31, 2007
Options granted in January 2006	$66	-	$66
Options granted to employees of Prism	462	$237	225
Options granted to employees on August 24, 2006	374	-	374
Reversal of stock compensation charge related to options
granted in January 2006	(216)	-	(216)
Total - nine months ended March 31, 2007	$686	$237	$449

          The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and general and administration based on the allocation of the cash compensation paid to the employees.

          As of March 31, 2007, the total unrecognized compensation cost related to stock options was approximately $7.8 million, which the Company expects to recognize over approximately 4.25 years. As of March 31, 2007, the interest due from employees related to loans extended to fund stock option exercises was approximately $0.04 million.

11.     Share-based payments (continued)

          Activity under the Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the three and nine months ended March 31, 2007 and 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		average	Contractual	Aggregate
	Number of	exercise	Term	Intrinsic
	shares	price	(in years)	Value
Balance outstanding – July 1, 2005	1,088,762	$3.00	9.00	-
Exercised	(66,664)	3.00	-	$1,267
Balance outstanding – December 31, 2005	1,022,098	3.00	8.50	26,421
Granted to new employee	200,000	30.71	10.00
Balance outstanding – March 31, 2006	1,222,098	$7.54	8.50	$25,859
		-
Balance outstanding – July 1, 2006	832,727	9.66	8.36	$22,775
Options granted to Prism employees	904,674	22.51	10.00	-
Exercised	(16,666)	-	-	339
Forfeitures	(200,000)	-	-	-
Balance outstanding – September 30, 2006	1,520,735	$7.54	8.67	16,524
Options granted under Plan on August 24, 2006	569,120	22.51	10.00	-
Forfeitures	(124,082)	-	-	-
Balance outstanding – December 31, 2006	1,965,773	$16.40	8.70	25,878
Forfeitures	(113,872)	-	-	-
Balance outstanding – March 31, 2007	1,851,901	16.0	8.4	$16,575

Exercisable	24,999	$3.00	7.50	$549

          During the three and nine months ended March 31, 2007 and 2006, the following activity occurred under the Company’s 2004 Stock Incentive Plan:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Total intrinsic value of stock options exercised	$-	$-	$339	$1,267

          No stock awards became exercisable during the three and nine months ended March 31, 2007 and 2006.

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

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three and nine months ended March 31, 2007, there were three such customers, providing 29%, 21% and 16%, and 33%, 16% and 14%, respectively, of total revenue (each of the three and nine months ended March 31, 2006: three such customers, providing 44%, 24% and 14% and 37%, 19% and 11%, respectively, of total revenue).

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

          The Hardware, software-related and technology sales segment markets, sells and implements the Universal Electronic Payment System (“UEPS”) as well as develops and provides Prism secure transaction technology, solutions and services. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, and SIM card licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application. Sales to SmartSwitch Nigeria Limited and the related taxation implications are not reflected in revenue to external customers, operating income, income taxation expense or net income after taxation presented in the tables below.

          Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

12.     Operating segments (continued)

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues to external customers
Transaction-based activities	$40,962	$31,767	$103,172	$86,840
Smart card accounts	8,655	9,570	25,722	26,866
Financial services	2,858	4,200	8,636	12,456
Hardware, software and related technology sales	8,800	9,047	26,242	21,738
Total	61,275	54,584	163,772	147,900
Inter-company revenues
Transaction-based activities	1,030	1,130	3,042	3,151
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	62	-	11,513	-
Total	1,092	1,130	14,555	3,151
Operating income
Transaction-based activities	24,869	16,428	60,799	44,077
Smart card accounts	3,934	4,351	11,692	12,212
Financial services	930	1,782	2,758	5,454
Hardware, software and related technology sales	991	5,449	2,621	13,390
Corporate/Eliminations	(1,656)	(2,968)	(5,485)	(8,521)
Total	29,068	25,042	72,385	66,612
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	4,147	4,019	11,018	10,356
Total	4,147	4,019	11,018	10,356
Interest expense
Transaction-based activities	3,383	2,476	8,042	6,414
Smart card accounts	-	-	-	-
Financial services	-	8	1	20
Hardware, software and related technology sales	4	-	10	141
Corporate/Eliminations	25	-	172	-
Total	3,412	2,484	8,225	6,575
Depreciation and amortization
Transaction-based activities	1,206	982	3,824	3,106
Smart card accounts	-	-	-	-
Financial services	101	123	305	347
Hardware, software and related technology sales	1,145	-	3,402	-
Corporate/Eliminations	300	323	981	878
Total	$2,752	$1,428	$8,512	$4,331

12.     Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Income taxation expense
Transaction-based activities	$6,331	$4,037	$15,387	$10,897
Smart card accounts	1,141	1,261	3,391	3,540
Financial services	270	515	800	1,576
Hardware, software and related technology sales	307	1,571	760	3,832
Corporate/Eliminations	3,348	2,690	8,589	7,217
Total	11,397	10,074	28,927	27,062
Net income after taxation
Transaction-based activities	15,155	9,913	37,370	26,765
Smart card accounts	2,794	3,090	8,301	8,672
Financial services	660	1,260	1,957	3,860
Hardware, software and related technology sales	637	3,878	1,805	9,416
Corporate/Eliminations	(993)	(1,565)	(3,285)	(5,026)
Total	18,253	16,576	46,148	43,687
Segment assets
Total	351,339	282,075	351,339	282,075
Expenditures for long-lived assets
Transaction-based activities	804	242	2,115	910
Smart card accounts	-	-	-	-
Financial services	54	73	155	293
Hardware, software and related technology sales	85	-	376	-
Corporate/Eliminations	-	-	-	-
Total	$943	$315	$2,646	$1,203

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

13.     Costs related to public offering and Nasdaq listing

          The Company completed a public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the three and nine months ended March 31, 2006.

		Nine
		months
	Three months	ended
	ended March	March 31,
	31, 2006	2006
Legal fees	$25	1,007
Printing	-	243
Accounting fees	-	25
Regulatory and filing fees	-	165
Other	-	89
Total costs related to public offering and Nasdaq listing	$25	1,529

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

          For the three and nine month ended March 31, 2007, the tax charge was calculated using the expected effective tax rate for the year (36.89%) and our effective tax rate for the three and nine months ended March 31, 2007 is 38.2% and 38.5%, respectively.

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

          South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. According to estimates made by Statistics South Africa, or StatsSA, as of mid-2006, South Africa has a population of approximately 47.4 million people, of which an estimated 50% live below the poverty line. As of September 2006, StatsSA estimated that the South African unemployment rate is approximately 25.5% . The success we have achieved in South Africa since commencing operations in December 1997 has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our card holders with affordable functionality and lifestyle improvement. The South African government is also actively involved in a number of initiatives which may present us with opportunities to export our South African achievements, such as the New Partnership for Africa’s Development and the India-Brazil-South Africa Dialogue Forum, which is currently considering the establishment of an economic trade bloc between these three countries.

          In July 2004, we began a major drive to install point of service, or POS, devices at merchants located in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants securely on goods and services, without the need to withdraw the full amount in cash, represents one of the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring and other transaction fees. Use of the POS devices also lowers our costs by reducing the amount of cash we need to deliver to social welfare beneficiaries in cash at our mobile pay points. We discuss the progress of our merchant acquiring efforts since implementation of these efforts under “—Progress of Our Merchant Acquiring System.”

          In July 2006, we acquired Prism Holdings Limited, or Prism, which owns EasyPay (Proprietary) Limited, or EasyPay, the largest bank-independent financial switch, or transaction processor, in Southern Africa. The bulk of the 358 million transactions processed by EasyPay during the year ended June 30, 2006, on behalf of retailers, bill issuers and financial institutions were transacted through a base of around 50,000 customer owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. The addition of the Prism merchant acquiring network will extend our footprint in South Africa from the deep rural areas, where we are active today, to the urban environment. We intend to upgrade, where appropriate, the 50,000 terminals that form part of Prism’s network to accommodate our biometric-based UEPS technology, which will significantly enhance our wage payment program once we launch that service.

          We believe that the acquisition of Prism will also help us extend our ability to deliver solutions across the entire spectrum of transaction processing and assist us in expanding our international operations throughout Africa, Asia and Europe. The results of Prism’s operations are reflected in our financial statements from July 3, 2006. We have also begun to explore strategic partnership and business opportunities across the Americas. For example, we are in the process of launching a Virtual Top-up, or “VTU”, solution in Colombia.

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

          On January 31, 2007 we received official notification from SASSA that our five existing contracts, which expired at the end of December 2006, have been extended until March 31, 2008. In February 2007 SASSA issued a request to submit proposals for the provision of payments services to social assistance grant recipients, or RFP. Pursuant to the RFP, potential bidders are invited to submit proposals for the provision of a payment service to social welfare grant recipients on province-by-province basis or for all of South Africa's nine provinces. According to the RFP, submissions of proposals were due by May 4, 2007, and the final evaluation process will be completed by July 13, 2007. Implementation of the new contract will commence on April 1, 2008. On May 4, 2007 we filed proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country.

          We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that the national tender could lead to our losing one or more of our current contracts if SASSA decides to appoint a single (or other) contractor to provide social welfare grant distribution and we are not chosen. During this transition period our existing provincial government contracts will continue to be governed by their respective terms.

Progress of Our Merchant Acquiring System

          We have completed the installation of our POS terminals at the majority of those merchant locations we deem the most important to service the bulk of our cardholder base. The productivity of the existing terminal base continues to improve, as is evident from the increase in the number of transactions processed per POS terminal installed. We believe that the existing terminal base has reached or is close to saturation and do not expect significant growth in future. Our ongoing POS deployment plan is now focused on secondary locations and retailers, where we will install fewer terminals over a longer period of time. The acquisition of EasyPay provides us with potential access to an existing terminal base of approximately 50,000 customer owned terminals, the majority of which are situated in retailers in the urban and semi-urban areas of South Africa. These 50,000 terminals were acquired from Prism in prior periods and are owned by the retailers. In order for these terminals to become UEPS enabled, we will need to equip these terminals with biometric readers and install our UEPS software. We have already successfully demonstrated the integration of the biometric readers to the major retailers and we are currently negotiating the commercial terms and conditions of implementing the biometric solution.

          The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 1	Three months ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2005	2006	2006	2006	2006	2007
	NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,
	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L
Province included (1)	and NW	and NW	and NW	and NW	and NW	and NW
Total POS devices installed	3,929	3,905	4,038	4,169	4,145	4,179
Number of participating UEPS retail locations	2,366	2,352	2,381	2,468	2,443	2,511
Value of transactions processed through POS
devices during the quarter (2) (in $ ’000)	118,396	187,841	189,649	202,299	185,190	237,993
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in $ ’000)	127,765	171,022	187,769	189,139	188,074	225,294
Value of transactions processed through POS
devices during the quarter (2) (in ZAR ’000)	781,251	1,158,546	1,225,168	1,449,071	1,355,399	1,726,532
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in ZAR ’000)	840,695	1,055,203	1,213,026	1,354,805	1,376,509	1,634,410
Number of grants paid through POS devices
during the quarter (2)	1,496,384	2,518,296	2,554,616	2,976,558	2,788,529	3,517,338
Number of grants paid through POS devices
during the completed pay cycles for the quarter
(3)	1,855,192	2,288,883	2,537,377	2,784,170	2,838,969	3,359,772
Average number of grants processed per
terminal during the quarter (2)	379	643	643	725	671	845
Average number of grants processed per
terminal during the completed pay cycles for
the quarter (3)	470	584	639	678	683	807

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

          The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle, during the 15 month period ended March 31, 2007:

          The following chart presents the number of POS devices installed and the average spend per POS device, per calendar month, during the 15 month period ended March 31, 2007:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices, per pay cycle, during the 15 month period ended March 31, 2007:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures), per calendar month, processed through our installed base of POS devices during the 15 month period ended March 31, 2007:

          The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle, for the 15 month period ended March 31, 2007:

          The following graph presents the number of social welfare grants loaded at merchant locations, per calendar month, for the 15 month period ended March 31, 2007:

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

          The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the un-banked and under-banked citizens of Namibia. NamPost has informed us that as of March 31, 2007, it had acquired 57,595 new clients as a direct result of the implementation of the UEPS technology.

          As of March 31, 2007, SmartSwitch Namibia has activated 164,657 UEPS smart cards and has signed up 137 merchants to accept the UEPS smart cards. SmartSwitch Namibia has launched our UEPS-based prepaid electricity system with Payzone, a Namibian-based company that distributes electricity on behalf of the Windhoek Town Council. This solution will facilitate the sale of prepaid electricity in rural and urban areas using the UEPS system to secure, authenticate and collect payments on behalf of the participating municipalities.

          Phase 1 of the project involves the transfer of all of NamPost’s banking products to the smart card, offering affordability, security, simplicity and flexibility. Negotiations are currently underway with other financial institutions and companies that wish to participate as customers of SmartSwitch Namibia. Through SmartSwitch Namibia, NamPost is currently expanding its offering to include medical identification and life insurance sales and premium collection. Negotiations with the service providers are at an advanced stage. We expect the suite of smart card applications to include banking, retail, money transfers, third party bill payments, wages and social security grants.

          During the third quarter of fiscal 2007 we completed the development of NamPost’s investment products including “Save as you Earn”, “Saving Certificates” and Fixed Term Deposits which we expect will be used by local and foreign depositors.

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

          SmartSwitch Namibia officially commenced operations during February 2006. During the year ended June 30, 2006, software and hardware were made available for collection to SmartSwitch Namibia and we have recognized net income related to these software and hardware sales during the first, second and third quarters of fiscal 2007.

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

          In February 2007 SmartSwitch Botswana entered into a Micro Lender Deductions Service Level Agreement with Lesaka Information Technology Services (Proprietary) Limited, or LITS. LITS has been contracted by the Government of Botswana in the capacity of a Central Loan Registry to facilitate the following functions:

  receiving loan approval requests from accredited micro financiers that are LITS-accredited micro financiers that provide loans to employees of the Government of Botswana, or Micro Financiers, and have procured the services of LITS and/ or SmartSwitch Botswana ;
  screening and vetting of loan applications in terms of established loan criteria and onward transmission of approvals or repudiations to the Micro Financiers;
  receiving monthly loan deduction requests from Micro Financiers;
  testing monthly deduction files to ensure compliance with the rules by the Micro Financiers;
  onward transmission of monthly deduction files to the Ministry of Finance and Development Planning, or MFDP;
  receiving payment of the monthly deductions from the MFDP; and
  reconciling the monthly deduction payment from MFDP for onward payment to the respective Micro Financiers.

          SmartSwitch Botswana has been appointed by LITS as its technology service provider to provide the technology needed to perform these functions.

          During the three months ended March 31, 2007, SmartSwitch Botswana concluded a successful pilot to perform the required functions. On March 19, 2007, the first monthly loan deductions request was received from a micro financier by SmartSwitch Botswana. The monthly deduction file was tested for compliance with the rules by SmartSwitch Botswana and was transmitted to the MFDP on March 20, 2007. The monthly deduction file was used to run deductions against the Government of Botswana’s April pay file.

               Nigeria

          We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana. SmartSwitch Nigeria requires UEPS hardware and software to the value of approximately $14 million from us. The revenue and profit arising from these transactions between us and SmartSwitch Nigeria have been eliminated upon consolidation and we have fully consolidated the start-up losses incurred during the three and nine months ended March 31, 2007 by SmartSwitch Nigeria. We estimate to incur total start-up losses of approximately $2.0 million during the implementation period.

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

          Diamond Bank, one of Nigeria’s largest banking institutions, has ordered 50,000 smart cards from us for their initial deployment into the village community bank. SmartSwitch Nigeria, together with Diamond Bank, has applied for permission from the Central Bank of Nigeria to conduct a multi-lateral clearing and settlement system that will allow other financial institutions to participate in the switch.

          SmartSwitch Nigeria and selected partners have tendered to provide the Nigerian government with a multi-purpose smart card. The multi-purpose card tender comprises:

  a national identity authentication/ verification system,
  a government financial payments for services system, and
  an affordable banking solution.

          The Nigerian government is currently evaluating the tender submissions. Our consortium is one of the two remaining bidders and we expect the outcome of the tender to be finalized when the newly elected Nigerian government resumes with their duties.

          During the three months ended March 31, 2007, we completed the SmartSwitch Nigeria computer room which houses the UEPS backend processing hardware and software in Nigeria. In addition, the switch has been commissioned and the required Nigerian staff have been appointed and trained.

          We expect SmartSwitch Nigeria to become fully operative during the first quarter of fiscal 2008.

               Colombia and Vietnam

          We are at various stages of implementation of our VTU solution in Colombia and Vietnam. We have concluded shareholder and loans agreements with partners in Colombia and Vietnam to set up VTU services. In Colombia, we own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system and have commenced a limited and low profile pilot with the Colombia’s third largest mobile operator. In addition, agreements have been concluded with VTU Colombia’s initial and primary distribution partner to deploy VTU enabled handsets through its national distribution and salesforce. We expect “live” transactions in the city of Bogota to commence towards the end of May 2007 once a significant initial batch of VTU Subscriber Identity Module, or SIM, cards have been delivered and the network operator has agreed to a full public announcement and launch date. VTU Colombia has also commenced preliminary discussions with the Colombia’s largest mobile operator.

          In Vietnam, we own 30% of Vietnam Payment Technologies, or Vinapay, and we expect Vinapay to be authorized and licensed to commence activities by the end of May 2007. We expect systems installation and integration to the first mobile operator to be concluded by mid-June 2007. In addition, we have commenced preliminary discussions with two of Vietnam’s other mobile operators and the country's largest internet gaming operator.

               Other Countries

          We have also implemented UEPS systems in Ghana, Rwanda, Burundi, Malawi and Mozambique, some of which are considered among the poorest countries in the world. In Malawi, our system has been implemented by the Reserve Bank of Malawi as a national payment system.

          In addition, our relationship with MTN Group (Africa/Middle East’s largest mobile operator group) regarding VTU continues to progress. Both MTN Ivory Coast and MTN Rwanda have purchased VTU systems, bringing the number of MTN operators using VTU for electronic pre-paid airtime top-up to six.

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

          In late January 2007, we signed a co-operation agreement with Grindrod Bank Limited, or Grindrod Bank, a fully registered bank in South Africa, for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. Under the agreement, Grindrod Bank will establish the division and will be responsible for the human resources, administration, compliance, risk management and financial affairs of the division. Net1 will be responsible for the supply and maintenance of all UEPS hardware and software required to implement and run its wage payment system, for which it will charge a monthly fee per smart card account at Net1’s cost price, and will receive ongoing fee payments based on the amount of business transacted by the division utilizing the UEPS technology. Net1 will assist Grindrod Bank with the implementation of the business plan and operational activities and both parties will each initially contribute $0.7 million (ZAR 5 million) to assist with the set-up costs of the division. The division will report to an executive committee consisting of two Net1 and two Grindrod representatives.

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

          Net1 and Grindrod Bank commenced with the establishment of the division during the third quarter of fiscal 2007. During the establishment phase, all the relevant technological platforms will be installed, where required, or integrated between Net1 and Grindrod. Grindrod Bank, with Net1’s assistance, has also initiated the process that will enable it to become a member of the South African National Payment System and the various payment clearing houses in South Africa. In parallel, Net1 and Grindrod Bank have defined the products, pricing and marketing strategy for the wage payment system. We anticipate that the Grindrod Bank retail division will commence with the marketing of the wage payment solution during the fourth quarter of fiscal 2007.

Proposed abolishment of Secondary Taxation on Companies

          On February 21, 2007, the South African Minister of Finance announced in his National Budget speech that the National Government intends to phase out Secondary Taxation on Companies, or STC, and introduce a dividend tax at a shareholder level. Currently South African companies are required to pay STC at a rate of 12.5% on dividends distributed, subject to certain exemptions. If a dividend tax is introduced South African companies will no longer be liable to pay STC, the shareholder will be liable to pay the dividend tax. Treaty relief would be available for foreign shareholders.

          The reform will be implemented in two phases, the first entailing a reduction of the STC rate, effective October 1, 2007, to 10% and the second, in 2008, a total conversion to a dividend tax. It is likely that South Africa companies will be required to withhold the dividend tax on all dividend paid.

          We can not reasonably determine whether these proposals will be enacted as proposed and we will comply with the new tax legislation once it has been enacted. We expect the proposed replacement of STC with a dividend tax to reduce our current fully distributed rate of 36.89% to 29%. In addition, in terms of GAAP we apply the fully distributed rate of 36.89% to our deferred taxation assets and liabilities. The change in the fully distributed rate is expected to reduce our deferred taxation assets and liabilities. We have not yet determined whether we would qualify for the treaty relief available to foreign shareholders.

          Included in our earnings for the three and nine months ended March 31, 2007 is deferred income tax expense of approximately $2.3 million and $6.2 million (ZAR 16.7 million and ZAR 44.1. million), respectively, related to the application of the fully distributed rate of 36.89% compared with the South African statutory rate of 29% to our Income before income tax. If the proposed amendments were enacted as of July 1, 2006, and a dividend tax at shareholder level were to be introduced, the following table illustrates the impact of the adjustments on our financial statements:

Table 2	Three months ended		Nine months ended
	March 31, 2007		March 31, 2007
	Actual	Pro-forma	Actual	Pro-forma
Income tax expense	11,397	9,078	28,927	22,741
Net deferred tax liability reversal to net income (1)	-	-	-	16,946
Earnings per share, in U.S. cents	32.1	36.2	81.1	92.0
Net deferred tax liability as at March 31	25,479	217	25,479	217

          (1) – the net deferred tax liability reversal to net income represents the net deferred tax liability rate adjustment as of June 30, 2006 translated at rates applicable as of June 30, 2006.

          As discussed above, we can not reasonably determine whether, or when, these amendments will be enacted as proposed and what the ultimate effect on our reported earnings will be.

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

          Recent accounting pronouncements not yet adopted as of March 31, 2007

Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2007, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 3	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2007	2006	2007	2006	2006
ZAR : $ average exchange rate	7.2546	6.1688	7.2537	6.4178	6.4283
Highest ZAR : $ rate during period	7.5375	6.3801	7.9748	6.9388	7.5323
Lowest ZAR : $ rate during period	6.8715	5.9410	6.7193	5.9410	5.9256
Rate at end of period	7.2781	6.2557	7.2781	6.2557	7.2701

          Translation exchange rates

          We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2007 and 2006, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 4	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2007	2006	2007	2006	2006
Income and expense items: $1 = ZAR.	7.2090	6.1709	7.2431	6.4025	6.4127

Balance sheet items: $1 = ZAR	7.2781	6.2557	7.2781	6.2557	7.2701

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

          Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

          The following factors had a significant influence on our results of operations during the three months ended March 31, 2007 as compared with the same period in the prior year:

  significant weakening of the South African rand, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our revenues and net income in U.S. dollars;
  receipt of a settlement payment from SASSA related to contract deviations and price increases;
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

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 5	(US GAAP)
	Three months ended March 31,
	2007	2006	$%
	$ ’000	$ ’000	change
Revenue	61,275	54,584	12%
Cost of goods sold, IT processing, servicing and support .	13,940	14,469	(4)%
General and administration	15,515	13,620	14%
Depreciation and amortization	2,752	1,428	93%
Costs related to public offering and Nasdaq listing	-	25
Operating income	29,068	25,042	16%
Interest income, net	735	1,535	(52)%
Income before income taxes	29,803	26,577	12%
Income tax expense	11,397	10,074	13%
Income before minority interest and earnings from
equity-accounted investments	18,406	16,503	12%
Minority interest	-
(Loss) Earnings from equity-accounted investments	(153)	73
Net income	18,253	16,576	10%

	In South African Rand
Table 6	(US GAAP)
	Three months ended March 31,
			ZAR
	2007	2006	%
	ZAR ’000	ZAR ’000	change
Revenue	441,731	336,834	31%
Cost of goods sold, IT processing, servicing and support .	100,494	89,287	13%
General and administration	111,847	84,048	33%
Depreciation and amortization	19,839	8,812	125%
Costs related to public offering and Nasdaq listing	-	154
Operating income	209,551	154,533	36%
Interest income, net	5,299	9,472	(44)%
Income before income taxes	214,850	164,005	31%
Income tax expense	82,161	62,166	32%
Income before minority interest and earnings from
equity-accounted investments	132,689	101,839	30%
Minority interest	-	-
(Loss) Earnings from equity-accounted investments	(1,103)	450
Net income	131,586	102,289	29%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the three months ended March 31, 2007, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders, a settlement payment received from SASSA and the operations of Prism.

          Our operating income margin for the three months ended March 31, 2007, increased to 47% compared with 46% for the three months ended March 31, 2006, primarily as a result of the continued adoption of our merchant acquiring system, increased volumes and pricing in our pension and welfare business and a settlement payment received from SASSA. The increase in our operating income margin during the quarter was reduced by the lower operating margins of the Prism business compared with our other operations and intangible amortization charges related to Prism intangible assets acquired.

          General and administration expenses increased during the three months ended March 31, 2007 from the comparable quarter in 2006 primarily due to the inclusion of Prism’s operations and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa.

          Cost of goods sold, IT processing, servicing and support includes a stock-based compensation charge of $0.02 million (ZAR 0.2 million) related to options granted to Prism employees. General and administration expenses includes a stock-based compensation charge of $0.2 million (ZAR 1.5 million) related to options granted to employees. The stock-based compensation charges included in cost of goods sold, IT processing, servicing and support and general and administration are net of adjustments to the stock-based compensation charge related to adjustments as a result of forfeitures of $0.1 million (ZAR 0.7 million) and $0.1 million (ZAR 0.7 million), respectively.

          Our total costs of maintaining a listing on Nasdaq as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, resulted in expenditures of $0.4 million (ZAR 2.6 million) and $0.8 million (ZAR 5.1 million) during the three months ended March 31, 2007 and 2006.

          The increase in depreciation and amortization during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, was mainly due to the amortization of intangible assets acquired related to the Prism acquisition as well as acquisition of the remaining 25.1% of EasyPay by Prism. The total amortization of these intangible assets during the three months ended March 31, 2007 was approximately $1.4 million (ZAR 10.0 million). The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the three months ended March 31, 2007 was $0.5 million (ZAR 3.6 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the three months ended March 31, 2007 compared with the three months ended March 31, 2006. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals and Prism property, plant and equipment acquired.

          Interest on surplus cash for the three months ended March 31, 2007 increased to $4.1 million (ZAR 29.6 million) from $4.0 million (ZAR 24.5 million) for the three months ended March 31, 2006. The increase in interest on surplus cash was due to the adjustment in the South African prime interest rate from an average of approximately 10.5% per annum for the three months ended March 31, 2006, to 12.50% per annum for the three months ended March 31, 2007 and the increase in the intended federal funds rate from an average of 4.43% per annum for the three months ended March 31, 2006 to 5.25% per annum for the three months ended March 31, 2007. The increase in the interest rates was partially offset by lower surplus cash balances as a result of the $95.2 million paid in cash for the acquisition of Prism.

          During the three months ended March 31, 2007, our finance costs increased due to an increase in our pre-funding obligation. Finance costs increased to $3.4 million (ZAR 24.5 million) for the three months ended March 31, 2007, from $2.5 million (ZAR 15.4 million) for the three months ended March 31, 2006.

          Total tax expense for the three months ended March 31, 2007 was $11.4 million (ZAR 82.2 million) compared with $10.1 million (ZAR 62.2 million) during the same period in the comparable quarter of the prior fiscal year. The increase was due to our increased profitability in our transaction-based activities and the settlement payment received from SASSA.

          Our effective tax rate for the three months ended March 31, 2007 was 38.2%, compared to 37.9% for the three months ended March 31, 2006. The change in our effective tax rate was primarily due to additional non-deductible expenses during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

          For the three months ended March 31, 2007 and 2006, earnings from Permit totaled approximately $0.2 million and $0.05 million (ZAR 1.4 million and ZAR 0.3 million), respectively.

          Included in (loss) earnings from equity accounted investments is a loss from equity accounted investment of approximately $0.1 million (ZAR 0.7 million) and earnings from equity accounted investments of $0.03 million (ZAR 0.2 million), before the realization of income from prior periods, related to SmartSwitch Namibia for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 we recognized income from license fees, software and hardware sales made to SmartSwitch Namibia in prior periods of approximately $0.03 million (ZAR 0.2 million). This income has been included in earnings from equity accounted investments. During the three months ended March 31, 2006 we eliminated hardware sales and other services made to SmartSwitch Namibia of approximately $0.01 million (ZAR 0.7 million).

          (Loss) Earnings from equity-accounted investments includes a loss of $0.1 million (ZAR 0.7 million) for the three months ended March 31, 2007 related to SmartSwitch Botswana. As of March 31, 2007, SmartSwitch Botswana had not commenced operations and therefore we have not recognized any equity-accounted earnings from SmartSwitch Botswana. We expect SmartSwitch Botswana to generate revenues during the three months ended June 30, 2007 but we do not expect SmartSwitch Botswana to generate net income during its first year of operations.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended March 31,
	2007	% of	2006	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	40,962	67%	31,767	58%	29%
Smart card accounts	8,655	14%	9,570	18%	(10)%
Financial services	2,858	5%	4,200	8%	(32)%
Hardware, software and related technology sales	8,800	14%	9,047	16%	(3)%
Total consolidated revenue	61,275	100%	54,584	100%	12%
Consolidated operating income (loss):
Transaction-based activities	24,869	86%	16,428	66%	51%
Smart card accounts	3,934	14%	4,351	17%	(10)%
Financial services	930	3%	1,782	7%	(48)%
Hardware, software and related technology sales	991	3%	5,449	22%	(82)%
Corporate/eliminations	(1,656)	(6)%	(2,968)	(12)%	(44)%
Total consolidated operating income	29,068	100%	25,042	100%	16%

Table 8	In South African Rand (US GAAP)
	Three months ended March 31,
	2007		2006
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	295,295	67%	196,032	58%	51%
Smart card accounts	62,394	14%	59,056	18%	6%
Financial services	20,603	5%	25,918	8%	(21)%
Hardware, software and related technology sales	63,439	14%	55,828	16%	14%
Total consolidated revenue	441,731	100%	336,834	100%	31%
Consolidated operating income (loss):
Transaction-based activities	179,281	86%	101,376	66%	77%
Smart card accounts	28,360	14%	26,850	17%	6%
Financial services	6,704	3%	10,997	7%	(39)%
Hardware, software and related technology sales	7,144	3%	33,625	22%	(79)%
Corporate/eliminations	(11,938)	(6)%	(18,315)	(12)%	(35)%
Total consolidated operating income	209,551	100%	154,533	100%	36%

          Transaction-based activities

          In U.S. dollars, revenues increased by 29% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income increased by 51% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          In ZAR, revenues increased by 51% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income increased by 77% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, higher volumes from all of our provincial contracts, settlement payment received from SASSA and the inclusion of transaction fees generated by EasyPay. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin for the three months ended March 31, 2007 increased to 61% from 52% for the three months ended March 31, 2006. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table below;

  the inflation adjustment to the price charged in the Limpopo, North West and Eastern Cape provinces;

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers; and

  the settlement payment received.

               Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring System.”

               Higher volumes from our provincial contracts:

          During the three months ended March 31, 2007, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended March 31, 2007 increased 6% to 11,410,296 from the three months ended March 31, 2006.

          The higher volumes under existing provincial contracts during the three months ended March 31, 2007, as well as average revenue per grant paid, are detailed below:

Table 9	Three months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2007	2006	2007	2006
Province	2007	2006	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	5,079,328	4,606,938	2.67	3.27	19.35	20.19
Limpopo (B)	2,925,621	2,832,121	2.23	2.50	16.19	15.42
North West (C)	833,683	801,524	2.92	2.79	21.19	17.23
Northern Cape (D)	417,990	401,712	2.57	3.05	18.62	18.84
Eastern Cape (E)	2,153,674	2,088,799	1.78	1.94	12.89	11.98
Total	11,410,296	10,731,094

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

          C - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the annual inflation price adjustment approved by the provincial government in October 2006. The annual inflation price increase was effective from July 1, 2006.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape was primarily due to fewer registrations.

          E - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to inflation price increases effective January 1, 2007.

               Settlement payment received from SASSA

          During the three months ended March 31, 2007, we received approximately $6.9 million (ZAR 49.5 million) from SASSA as a result of the settlement of contract deviations that occurred during the implementation phases in the Eastern Cape province and for annual inflation price increases over the last three years which were not forthcoming. The price charged per beneficiary in the Eastern Cape province was increased as a result of the settlement reached and will be applied until the end of the current contract period, with a further inflation adjustment review scheduled for November 2007.

               EasyPay transaction fees:

          During the three months ended March 31, 2007, EasyPay processed 109 million transactions with an approximate value of $3.4 billion, (ZAR 24.3 billion). The average fee per transaction during the three months ended March 31, 2007 was $0.03 (ZAR 0.21) . EasyPay transaction fees are not included in our results for the three months ended March 31, 2006 as we acquired EasyPay on July 3, 2006. The number of transactions processed during the three months ended March 31, 2007 decreased compared with the three months ended December 31, 2006, due to the festive season and summer holidays in South Africa during the second quarter of fiscal 2007 where consumers perform more transactions using EasyPay. We expect the number of transactions processed during the fourth quarter of fiscal 2007 to be lower than those during the third quarter of fiscal 2007 as traditionally there are fewer transactions performed by consumers during this period. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the fourth quarter of fiscal 2007.

          Operating income margins generated by EasyPay during the three months ended March 31, 2007 were 28%, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the three months ended March 31, 2007, of approximately $0.4 million (ZAR 3.2 million) is included in the calculation of EasyPay operating margins.

               Allocation of revenues and operating income:

          The table below sets forth the allocation of revenues and operating income between transaction-based activities (excluding EasyPay) and EasyPay on a standalone basis:

Table 10	Three months ended March 31, 2007
		Operating	Operating
	Revenue	Income	Income
	$ ’000	$ ’000	Margin

Transaction-based activities (excluding EasyPay).	37,806	23,979	63%
EasyPay	3,156	890	28%
Total	40,962	24,869	61%

Table 11	Three months ended March 31, 2007
		Operating	Operating
	Revenue	Income	Income
	ZAR ’000	ZAR ’000	Margin

Transaction-based activities (excluding EasyPay).	272,543	172,865	63%
EasyPay	22,752	6,416	28%
Total	295,295	179,281	61%

               Smart card accounts

          In U.S. dollars, revenues decreased by 10% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income decreased by 10% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          In ZAR, revenues increased by 6% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income increased by 6% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended March 31, 2007 and 2006.

          In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,803,150 smart card-based accounts were active at March 31, 2007, compared to 3,601,076 active accounts as at March 31, 2006. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the continued efforts of the South African government to provide social assistance to the very old and very young.

               Financial services

          In U.S. dollars, revenues decreased by 32% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income decreased by 48% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          In ZAR, revenues decreased by 21% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income decreased by 39% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          Revenues from UEPS-based lending decreased during the three months ended March 31, 2007 compared with the three months ended March 31, 2006 primarily due to the lower number of loans granted during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. In addition, on average, the rate of interest charged on these UEPS-based loans was lower during the three months ended March 31, 2007 compared with the three months ended March 31, 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

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

          Some of the key indicators of these businesses are illustrated below:

Table 12	As at March 31,
	2007	2006		2007	2006
			$%	ZAR	ZAR	ZAR %
	$’000	$’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	7,112	8,289	(14)%	51,765	51,853	0%
Allowance for doubtful finance loans
receivable	(4,359)	(3,652)	19%	(31,727)	(22,846)	39%
Finance loans receivable – net	2,753	4,637	(41)%	20,038	29,007	(31)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	3,457	3,855	(10)%	25,156	24,118	4%
Total finance loans receivable,
net	6,210	8,492		45,194	53,125

          Operating income margin for the financial services segment decreased to 33% for the three months ended March 31, 2007 from 42% for the three months ended March 31, 2006, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations.

               Hardware, software and related technology sales

          In U.S. dollars, revenues decreased by 3% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income decreased by 82% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          In ZAR, revenues increased by 14% for the three months ended March 31, 2007, from the three months ended March 31, 2006. Operating income decreased by 79% for the three months ended March 31, 2007 from the three months ended March 31, 2006.

          All activities related to Prism’s products and services, other than EasyPay, have been included in our hardware, software and related technology sales segment.

          Revenue and operating income for the three months ended March 31, 2007 comprises:

  sales of terminals to retailers and other customers;

  sales of Subscriber Identity Module, or SIM, cards to customers;

  rental of terminals to merchants participating in our merchant acquiring system; and

  repairs and maintenance services to customers.

          The SIM card market is currently in a state of flux. Sales prices for SIM cards continue to decline due to price competition from manufacturers located in countries with lower production costs, global over-supply and global surplus manufacturing capacity. We expect this trend to continue into the foreseeable future. As a result we incurred a loss related to the sale of SIM cards during the three months ended March 31, 2006.

          Amortization of Prism intangible assets during the three months ended March 31, 2007 was approximately $0.9 million (ZAR 6.7 million) and reduced our operating income.

          Included in our results for the three months ended March 31, 2006, were revenues of approximately $4.4 million (approximately ZAR 27.4 million) earned from sales to Nedbank of POS devices and pin-pads and the sale of hardware to SmartSwitch Namibia of approximately $1.2 million (ZAR 7.4 million) of which approximately $0.01 million (ZAR 0.07 million), after taxation, of the SmartSwitch Namibia sale has been eliminated and included in the corporate/eliminations segment.

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

               Allocation of revenues and operating income:

          The table below sets forth the allocation of revenues and operating income between hardware, software and related technology sales (excluding Prism) and Prism:

Table 13	Three months ended
	March 31, 2007
		Operating
		Income
	Revenue	(Loss)
	$ ’000	$ ’000

Hardware, software and related technology sales (excluding Prism)	2,392	626
Prism	6,408	365
Prism before amortization of intangibles related to Prism acquisition	-	1,298
Amortization of intangibles related to Prism acquisition	-	(933)
Total	8,800	991

Table 14	Three months ended
	March 31, 2006
		Operating
		Income
	Revenue	(Loss)
	ZAR ’000	ZAR ’000

Hardware, software and related technology sales (excluding Prism)	17,244	4,513
Prism	46,195	2,631
Prism before amortization of intangibles related to Prism acquisition	-	9,353
Amortization of intangibles related to Prism acquisition	-	(6,722)
Total	63,439	7,144

               Corporate/eliminations

          In U.S. dollars, the operating loss decreased by $1.3 million for the three months ended March 31, 2007, from the three months ended March 31, 2006.

          In ZAR, the operating loss decreased by ZAR 6.4 million for the three months ended March 31, 2007, from the three months ended March 31, 2006.

          The decrease in our operating losses for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 was mainly due to reduction in legal fees and other regulatory fees and higher administration fees charged by our corporate head offices to operating segments. These reductions were partially offset by the inclusion of Prism’s corporate head office charges, inflationary increases in goods and services purchased from third parties and stock compensation charges. Operating losses for the three months ended March 31, 2007, include all corporate activities of Prism until such time as its operational activities have been integrated with ours. The integration was complete as of March 31, 2007.

          Our operating losses also include expenditure related to compliance with Sarbanes, non-executive directors’ fees resulting from the election of independent directors to our board, employee and executives salaries and bonuses, legal and auditor fees, directors and officer’s insurance premiums, telecommunications, property related expenditures including utilities, rental, security and maintenance and elimination entries.

               Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

          The following factors had a significant influence on our results of operations during the nine months ended March 31, 2007 as compared with the same period in the prior year:

  significant weakening of the South African rand, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our revenues and net income in U.S. dollars;
  receipt of a settlement payment from SASSA related to contract deviations and price increases;
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

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 15	(US GAAP)
	Nine months ended March 31,
	2007	2006	$ %
	$ ’000	$ ’000	change
Revenue	163,772	147,900	11%
Cost of goods sold, IT processing, servicing and support	38,185	39,196	(3)%
General and administration	44,690	36,232	23%
Depreciation and amortization	8,512	4,331	97%
Costs related to public offering and Nasdaq listing	-	1,529
Operating income	72,385	66,612	9%
Interest income, net	2,793	3,781	(26)%
Income before income taxes	75,178	70,393	7%
Income tax expense	28,927	27,062	7%
Income before minority interest and earnings from
equity-accounted investments	46,251	43,331	7%
Minority interest	205
Earnings from equity-accounted investments	102	356	(71)%
Net income	46,148	43,687	6%

	In South African Rand
Table 16	(US GAAP)
	Nine months ended March 31,
			ZAR
	2007	2006	%
	ZAR ’000	ZAR ’000	change
Revenue	1,186,218	946,922	25%
Cost of goods sold, IT processing, servicing and support .	276,579	250,950	10%
General and administration	323,694	231,973	40%
Depreciation and amortization	61,653	27,729	122%
Costs related to public offering and Nasdaq listing	-	9,789
Operating income	524,292	426,481	23%
Interest income, net	20,230	24,208	(16)%
Income before income taxes	544,522	450,689	21%
Income tax expense	209,521	173,263	21%
Income before minority interest and earnings from
equity-accounted investments	335,001	277,426	21%
Minority interest	1,485	-
Earnings from equity-accounted investments	739	2,279	(68)%
Net income	334,255	279,705	20%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the nine months ended March 31, 2007, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders, a settlement payment received from SASSA and the operations of Prism.

          Our operating income margin for the nine months ended March 31, 2007, decreased to 44% compared with 45% for the nine months ended March 31, 2006. The inclusion of Prism operations during the nine months ended March 31, 2007, has reduced our overall operating margin as Prism operations generate a lower operating margin than our historical operations. In addition, our margin during the nine months ended March 31, 2007, was further reduced by intangible amortization charges related to Prism intangible assets acquired. This reduction was partially offset by the continued adoption of our merchant acquiring system, increased volumes and pricing in our pension and welfare business and a settlement payment received from SASSA.

          General and administration expenses increased during the nine months ended March 31, 2007 from the comparable quarter in 2006 primarily due to the inclusion of Prism’s operations and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $1.2 million (ZAR 8.8 million) relating to a potential acquisition which we ultimately determined not to pursue.

          Cost of goods sold, IT processing, servicing and support includes a stock-based compensation charge of $0.2 million (ZAR 1.7 million) related to options granted to Prism employees. General and administration expenses includes a stock-based compensation charge of $0.6 million (ZAR 4.4 million) related to options granted to employees. The stock-based compensation charges included in cost of goods sold, IT processing, servicing and support and general and administration are net of adjustments to the stock-based compensation charge related to adjustments as a result of forfeitures of $0.1 million (ZAR 0.7 million) and $0.1 million (ZAR 0.7 million), respectively. General and administration also includes the stock-based compensation charge of $0.07 million (ZAR 0.5 million) related to options granted to an employee in January 2006. The employee resigned before any of the options vested and accordingly the stock-based compensation charge of $0.2 million (ZAR 1.4 million) recorded from January to September 2006 has been reversed. The reversal has been included in general and administration.

          Our total costs of maintaining a listing on Nasdaq as well as compliance with Sarbanes, particularly Section 404 of Sarbanes, resulted in expenditures of $1.2 million (ZAR 8.9 million) and $2.5 million (ZAR 16.1 million) during the nine months ended March 31, 2007 and 2006.

          We completed our public offering and Nasdaq listing in August 2005. We incurred approximately $1.5 million (ZAR 9.8 million) during the nine months ended March 31, 2006, related to legal fees, printing costs, registration and filing and accounting fees.

          The increase in depreciation and amortization during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006, was mainly due to the amortization of intangible assets acquired related to the Prism acquisition and acquisition of the remaining 25.1% of EasyPay. The total amortization of these intangible assets during the nine months ended March 31, 2007 was approximately $4.0 million (ZAR 29.0 million). The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the nine months ended March 31, 2007 was $1.5 million (ZAR 10.6 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all of our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the nine months ended March 31, 2007 compared with the nine months ended March 31, 2006. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals and Prism property, plant and equipment acquired.

          Interest on surplus cash for the nine months ended March 31, 2007 increased to $11.0 million (ZAR 79.8 million) from $10.4 million (ZAR 66.6 million) for the nine months ended March 31, 2006. The increase in interest on surplus cash was due to the adjustment in the South African prime interest rate from an average of approximately 10.50% per annum for the nine months ended March 31, 2006, to 11.96% per annum for the nine months ended March 31, 2007 and the increase in the intended federal funds rate from an average of 3.93% per annum for the nine months ended March 31, 2006 to 5.25% per annum for the nine months ended March 31, 2007. The increase in the interest rates was partially offset by lower surplus cash balances as a result of the $95.2 million paid in cash for the acquisition of Prism.

          During the nine months ended March 31, 2007, our finance costs increased due to an increase in our pre-funding obligation. Finance costs increased to $8.2 million (ZAR 59.5 million) for the nine months ended March 31, 2007, from $6.6 million (ZAR 42.2 million) for the nine months ended March 31, 2006.

          Total tax expense for the nine months ended March 31, 2007 was $28.9 million (ZAR 209.5 million) compared with $27.1 million (ZAR 173.3 million) during the same period in the comparable prior fiscal year. The increase was due to our increased profitability in our transaction-based activities and the settlement payment received.

          Our effective tax rate for the nine months ended March 31, 2007 was 38.5%, compared to 38.4% for the nine months ended March 31, 2006. Our effective tax rate for the nine months ended March 31, 2007 was comparable with the prior year and was higher than the statutory tax rate due to non-deductible expenses incurred. The effect of the change in tax rate during the nine months ended March 31, 2006 is included in our tax expense and was approximately $0.2 million (ZAR 1.0 million).

          For the nine months ended March 31, 2007 and 2006, earnings from Permit totaled approximately $1.3 million and $0.9 million (ZAR 9.4 million and ZAR 5.6 million), respectively.

          Included in earnings from equity accounted investments is a loss from equity accounted investment of approximately $0.3 million (ZAR 2.3 million) and $0.03 million (ZAR 0.2 million), before the realization of income from prior periods, related to SmartSwitch Namibia for the nine months ended March 31, 2007 and 2006, respectively. During the nine months ended March 31, 2007 we realized income from license fees, software and hardware sales made to SmartSwitch Namibia in prior periods of approximately $0.08 million (ZAR 0.7 million). This income has been included in earnings from equity accounted investments. During the nine months ended March 31, 2006 we eliminated hardware sales and other services made to SmartSwitch Namibia of approximately $0.6 million (ZAR 3.6 million).

          Earnings from equity-accounted investments includes a loss of $0.7 million (ZAR 5.0 million) for the nine months ended March 31, 2007 related to SmartSwitch Botswana. As of March 31, 2007, SmartSwitch Botswana had not commenced operations and therefore we have not recognized any equity-accounted earnings from SmartSwitch Botswana. We expect SmartSwitch Botswana to generate revenues during the three months ended June 30, 2007 but we do not expect SmartSwitch Botswana to generate net income during its first year of operations.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 17	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2007	% of	2006	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	103,172	63%	86,840	59%	19%
Smart card accounts	25,722	16%	26,866	18%	(4)%
Financial services	8,636	5%	12,456	8%	(31)%
Hardware, software and related technology sales	26,242	16%	21,738	15%	21%
Total consolidated revenue	163,772	100%	147,900	100%	11%
Consolidated operating income (loss):
Transaction-based activities	60,799	84%	44,077	66%	38%
Smart card accounts	11,692	16%	12,212	18%	(4)%
Financial services	2,758	4%	5,454	8%	(49)%
Hardware, software and related technology sales	2,621	4%	13,390	20%	(80)%
Corporate/eliminations	(5,485)	(8)%	(8,521)	(12)%	(36)%
Total consolidated operating income	72,385	100%	66,612	100%	9%

Table 18	In South African Rand (US GAAP)
	Nine months ended March 31,
	2007		2006
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	747,286	63%	555,989	59%	34%
Smart card accounts	186,307	16%	172,008	18%	8%
Financial services	62,551	5%	79,749	8%	(22)%
Hardware, software and related technology sales	190,074	16%	139,176	15%	37%
Total consolidated revenue	1,186,218	100%	946,922	100%	25%
Consolidated operating income (loss):
Transaction-based activities	440,374	84%	282,201	66%	56%
Smart card accounts	84,686	16%	78,187	18%	8%
Financial services	19,976	4%	34,919	8%	(43)%
Hardware, software and related technology sales	18,984	4%	85,729	20%	(78)%
Corporate/eliminations	(39,728)	(8)%	(54,555)	(12)%	(27)%
Total consolidated operating income	524,292	100%	426,481	100%	23%

               Transaction-based activities

          In U.S. dollars, revenues increased by 19% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income increased by 38% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          In ZAR, revenues increased by 34% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income increased by 56% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, higher volumes from all of our provincial contracts, the settlement payment received from SASSA and the inclusion of transaction fees generated by EasyPay. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin for the nine months ended March 31, 2007 increased to 59% from 51% for the nine months ended March 31, 2006. These profit margin improvements were mainly due to:

  the increased volumes as detailed in the table below;

  the inflation adjustment to the price charged in the Limpopo, North West and Eastern Cape provinces;

  the increase in the number of social grant beneficiaries paid through our POS device infrastructure at participating retailers, instead of payment using more costly automated cash dispensers; and

  the settlement payment received.

               Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring System.”

               Higher volumes from our provincial contracts:

          During the nine months ended March 31, 2007, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the nine months ended March 31, 2007 increased 9% to 33,897,551 from the nine months ended March 31, 2006.

          The higher volumes under existing provincial contracts during the nine months ended March 31, 2007, as well as average revenue per grant paid, are detailed below:

Table 19	Nine months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2007	2006	2007	2006
Province	2007	2006	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A)	15,017,233	13,359,432	2.74	3.12	19.90	20.04
Limpopo (B)	8,724,102	8,279,826	2.23	2.40	16.16	15.38
North West (C)	2,481,696	2,365,496	2.78	2.65	20.17	17.01
Northern Cape (D)	1,247,935	1,188,037	2.57	2.95	18.67	18.92
Eastern Cape (E)	6,426,585	6,093,874	1.68	1.88	12.19	12.08
Total	33,897,551	31,286,665

          (1) Average Revenue per Grant Paid excludes $ 0.76 (ZAR 5.50) related to the provision of smart card accounts.

          (2) Average Revenue per Grant Paid excludes $ 0.86 (ZAR 5.50) related to the provision of smart card accounts.

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

          C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is due to the annual inflation price adjustment approved by the provincial government in October 2006. The annual inflation price increase is effective from July 1, 2006 and resulted in higher Average Revenue per Grant Paid for the nine months ended March 31, 2007, compared with the nine months ended March 31, 2006.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registrations.

          E - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to inflation price increases effective January 1, 2007.

          Settlement payment received from SASSA

          Refer to discussion under “—Results of operations— Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006—Transaction-based activities—Settlement payment received from SASSA.”

          EasyPay transaction fees:

          During the nine months ended March 31, 2007, EasyPay processed 327.3 million transactions with an approximate value of $10.2 billion, (ZAR 74.3 billion). The average fee per transaction during the nine months ended March 31, 2007 was $0.03 (ZAR 0.21) . EasyPay transaction fees are not included in our results for the nine months ended March 31, 2006 as we acquired EasyPay on July 3, 2006.

          Operating income margins generated by EasyPay during the nine months ended March 31, 2007 were 31%, which was lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the nine months ended March 31, 2007 of approximately $1.2 million (ZAR 8.9 million) is included in the calculation of EasyPay operating margins.

               Allocation of revenues and operating income:

          The table below sets forth the allocation of revenues and operating income between transaction-based activities (excluding EasyPay) and EasyPay on a standalone basis:

Table 20	Nine months ended March 31, 2007
		Operating	Operating
	Revenue	Income	Income
	$ ’000	$ ’000	Margin

Transaction-based activities (excluding EasyPay).	93,526	57,761	62%
EasyPay	9,646	3,038	31%
Total	103,172	60,799	59%

Table 21	Nine months ended March 31, 2007
		Operating	Operating
	Revenue	Income	Income
	ZAR ’000	ZAR ’000	Margin

Transaction-based activities (excluding EasyPay).	677,419	418,369	62%
EasyPay	69,867	22,005	31%
Total	747,286	440,374	59%

               Smart card accounts

          In U.S. dollars, revenues decreased by 4% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income decreased by 4% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          In ZAR, revenues increased by 8% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income increased by 8% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          Operating income margin from providing smart card accounts was fairly constant at 45% for each of the nine months ended March 31, 2007 and 2006.

          In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,803,150 smart card-based accounts were active at March 31, 2007, compared to 3,601,076 active accounts as at March 31, 2006. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the continued efforts of the South African government to provide social assistance to the very old and very young.

               Financial services

          In U.S. dollars, revenues decreased by 31% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income decreased by 49% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          In ZAR, revenues decreased by 22% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income decreased by 43% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          Revenues from UEPS-based lending decreased during the nine months ended March 31, 2007 compared with the nine months ended March 31, 2006 primarily due to the lower number of loans granted during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. In addition, on average, the rate of interest charged on these UEPS-based loans was lower during the nine months ended March 31, 2007 compared with the nine months ended March 31, 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

          Revenues from our traditional microlending business decreased during the nine months ended March 31, 2007, due to increased competition, our strategic decision not to grow this business and lower interest rates charged on traditional microlending loans. The loan portfolio of the traditional microlending businesses has declined as a result of our strategic decision not to grow this business.

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

          Some of the key indicators of these businesses are illustrated below:

Table 22	As at March 31,
	2007	2006		2007	2006
			%	ZAR	ZAR	ZAR %
	’000	’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	7,112	8,289	(14)%	51,765	51,853	0%
Allowance for doubtful finance loans
receivable	(4,359)	(3,652)	19%	(31,727)	(22,846)	39%
Finance loans receivable – net	2,753	4,637	(41)%	20,038	29,007	(31)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	3,457	3,855	(10)%	25,156	24,118	4%
Total finance loans receivable,
net	6,210	8,492		45,194	53,125

          Operating income margin for the financial services segment decreased to 32% for the nine months ended March 31, 2007 from 44% for the nine months ended March 31, 2006, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations.

               Hardware, software and related technology sales

          In U.S. dollars, revenues increased by 21% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income decreased by 80% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          In ZAR, revenues increased by 37% for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. Operating income decreased by 78% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006.

          All activities related to Prism’s products and services, other than EasyPay, have been included in our hardware, software and related technology sales segment.

          Revenue and operating income for the nine months ended March 31, 2007 comprises of:

  sales of terminals to retailers and other customers;

  sales of SIM cards to customers;

  rental of terminals to merchants participating in our merchant acquiring system; and

  repairs and maintenance services to customers.

          The SIM card market is currently in a state of flux. Sales prices for SIM cards continue to decline due to price competition from manufacturers located in countries with lower production costs, global over-supply and global surplus manufacturing capacity. We expect this trend to continue into the foreseeable future. As a result we incurred a loss related to the sale of SIM cards during the nine months ended March 31, 2006.

          Revenues from sales of hardware to SmartSwitch Botswana during the nine months ended March 31, 2007, totaled approximately $2.1 million (ZAR 15.3 million) of which approximately $0.5 million (ZAR 3.9 million), after taxation, was eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations. Our operating margin on these sales was significantly higher than other items, including Prism products and services, included within the hardware, software and related technology sales segment.

          Revenues and operating income from sales to SmartSwitch Nigeria have been eliminated and are not reflected in the Hardware, software and related technology sales operating segment.

          Amortization of Prism intangible assets during the nine months ended March 31, 2007 was approximately $2.8 million (ZAR 20.2 million) and reduced our operating income.

          Included in our results for the nine months ended March 31, 2006, was revenue earned from the orders to supply Nedbank with smart cards, smart card readers and terminals and the sale of hardware, software and licenses to SmartSwitch Namibia. Total revenues from the Nedbank orders during the nine months ended March 31, 2006, were approximately $10.9 million (approximately ZAR 69.6 million). Revenues from sales of hardware, software and licenses to SmartSwitch Namibia during the nine months ended March 31, 2006, totaled approximately $3.9 million (ZAR 25.0 million) of which approximately $0.6 million (ZAR 3.6 million), after taxation, has been eliminated and included in the corporate/eliminations segment.

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

               Allocation of revenues and operating income:

          The table below sets forth the allocation revenues and operating income between hardware, software and related technology sales (excluding Prism) and Prism:

Table 23	Nine months ended
	March 31, 2007
		Operating
		Income
	Revenue	(Loss)
	$ ’000	$ ’000

Hardware, software and related technology sales (excluding Prism)	9,388	3,915
Prism	16,854	(1,294)
Prism before amortization of intangibles related to Prism acquisition	-	1,490
Amortization of intangibles related to Prism acquisition	-	(2,784)
Total	26,242	2,621

Table 24	Nine months ended
	March 31, 2006
		Operating
		Income
	Revenue	(Loss)
	ZAR ’000	ZAR ’000

Hardware, software and related technology sales (excluding Prism)	67,998	28,357
Prism	122,076	(9,373)
Prism before amortization of intangibles related to Prism acquisition	-	10,794
Amortization of intangibles related to Prism acquisition	-	(20,167)
Total	190,074	18,984

               Corporate/eliminations

          In U.S. dollars, operating loss decreased by $3.0 million for the nine months ended March 31, 2007, from the nine months ended March 31, 2006.

          In ZAR, operating loss decreased by ZAR 14.8 million for the nine months ended March 31, 2007, from the nine months ended March 31, 2006.

          The decrease in our operating losses for the nine months ended March 31, 2007 compared with the nine months ended March 31, 2006 was mainly due to reduction in legal fees and other regulatory fees and higher administration fees charged by our corporate head offices to operating segments. These reductions were partially offset by the inclusion of Prism’s corporate head office charges, inflationary increases in goods and services purchased from third parties and stock compensation charges. Operating losses for the nine months ended March 31, 2007, include all corporate activities of Prism until such time as its operational activities have been integrated with ours.

          In addition, corporate/eliminations for the nine months ended March 31, 2006 includes the non-recurring charges related to our public offering and Nasdaq listing of $1.5 million (ZAR 9.6 million) incurred primarily in the three months ended September 30, 2005.

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

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At March 31, 2007 our cash balances were $118.9 million, which comprised mainly ZAR-denominated balances of ZAR 579.9 million ($79.7 million) and U.S. dollar-denominated balances of $35.0 million. Our cash balances declined from June 30, 2006 levels mainly as a result of the payment of the purchase price for Prism and the payment of provisional taxes, partially offset by the cash generated by operating activities.

          Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the U.S. and European money markets.

          Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have aggregate credit facilities of $92.6 million (ZAR 674 million). As a result of utilizing approximately $96.2 million, representing approximately 50% of our June 30, 2006 cash balances to acquire Prism, during the three and nine months ended March 31, 2007, we borrowed under these facilities on a short-term basis when our pre-funding requirements exceeded the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

          We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $46.7 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The increase in the number of social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces during the three months ended March 31, 2007 has increased our pre-funding requirements and we have utilized external short-term financing for the pre-funding of these grant payments.

          The amount disbursed through merchants during March 2007 was reimbursed to us by the provincial governments during the first two weeks of April 2007. We settle our obligation to merchants within 48 hours of the distribution of the grant by the merchant to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month, and a quarter, however, the situation is typically reversed within a week.

          We currently believe that our cash and credit facilities are sufficient to fund our operations for at least the next four quarters. However, the reduction in our available cash, due to payment of Prism’s purchase price, may require us to seek additional sources of capital through an increase in availability under our credit facilities or issuance of debt securities. In addition, we have recently submitted tenders for the distribution and administration of social welfare grants in all nine provinces in South Africa in terms of which we may be required to pre-fund the payment of social welfare grants in all nine provinces which will require us to extend our credit facilities and/ or issue debt instruments. In this regard we have received letters of intent from banking institutions to extend such credit facilities and/ or raise debt instruments for us in the event that we are awarded the contracts.

          Cash flows from operating activities

          Three months ended March 31, 2007

          Net cash inflows from operating activities for the three months ended March 31, 2007, was $4.1 million (ZAR 29.6 million) compared to $9.0 million (ZAR 55.5 million) for the three months ended March 31, 2006. The decrease in net cash inflows is largely due to the re-imbursement by the Eastern Cape provincial government of March 2007 pay cycle grants paid in early April 2007. In addition, the April 2007 pay cycle was opened at merchants in the last four days of March 2007 and merchants are traditionally reimbursed within 48 hours of distributing the grant to the beneficiary. The provincial governments typically repay us between seven and 14 days of distributing the grant.

          During the three months ended March 31, 2007, SARS requested us to make an additional first provisional payment of $3.0 million (ZAR 21.5 million) related to our 2007 tax year. See the table below for a summary of all taxes paid.

          Taxes paid during the three months ended March 31, 2007 and 2006 were as follows:

Table 25	Three months ended March 31,
	2007	2006	2007	2006
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	2,998	5,901	21,515	36,121
Third provisional payments	237	n/a	1,696	n/a
Taxation paid related to prior years	n/a	602	n/a	3,695
Taxation refunds received	n/a	(269)	n/a	(1,645)
Secondary Taxation on Companies	70	n/a	502	n/a
Total tax paid	3,305	6,234	23,713	38,171

          Nine months ended March 31, 2007

          Net cash flows from operating activities for the nine months ended March 31, 2007, was $19.1 million (ZAR 138.5 million) compared to net cash inflows of $51.2 million (ZAR 327.7 million) for the nine months ended March 31, 2006. The decrease in net cash inflows is largely due to the re-imbursement by the Eastern Cape provincial government of March 2007 pay cycle grants paid in early April 2007. In addition, the April 2007 pay cycle was opened at merchants in the last four days of March 2007 and merchants are traditionally reimbursed within 48 hours of distributing the grant to the beneficiary. The provincial governments typically repay us between seven and 14 days of distributing the grant.

           During the nine months ended March 31, 2007, we paid a $12.2 million (ZAR 86.8 million) first provisional payment for our 2007 tax year. In addition, we paid a $2.6 million (ZAR 18.2 million) third provisional payment for our 2006 tax year. During the nine months ended March 31, 2007, we paid an additional $9.0 million (ZAR 66.8 million) second provisional payment related to our 2006 tax year. See the table below for a summary of all taxes paid.

          Taxes paid during the nine months ended March 31, 2007 and 2006 were as follows:

Table 26	Nine months ended March 31,
	2007	2006	2007	2006
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	12,228	11,963	86,835	74,905
Second provisional payments	-	8,656	-	56,124
Third provisional payments	2,571	2,861	18,212	18,361
Taxation paid related to prior years	9,027	602	66,837	3,695
Taxation refunds received	(672)	(269)	(4,880)	(1,645)
Secondary taxation on companies	70	496	502	3,332
Total tax paid	23,224	24,309	167,506	154,772

          Cash flows from investing activities

          Three months ended March 31, 2007

          Cash used in investing activities for the three months ended March 31, 2007 includes capital expenditure of $0.9 million (ZAR 6.8 million), of which $0.4 million (ZAR 2.9 million) relates to the purchase of enrollment equipment and vehicles for the North West province. During the three months ended March 31, 2007, we lent an additional $0.3 million (ZAR 2.2 million) to SmartSwitch Botswana.

          Cash used in investing activities for the three months ended March 31, 2006 includes capital expenditure of $0.3 million (ZAR 1.9 million). Capital expenditures during the three months ended March 31, 2006 were not significant. During the three months ended March 31, 2006, we lent an additional $0.8 million (ZAR 4.8 million) to SmartSwitch Namibia.

          During the three months ended March 31, 2007 we paid approximately $9.7 million (ZAR 70 million) in cash as consideration for the remaining 25.1% of EasyPay.

          In late January 2007, we entered into a co-operation agreement with Grindrod Bank for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. Under the co-operation agreement, we are required to invest $0.7 million (ZAR 5.0 million) to facilitate the establishment of this retail banking decision. We have opened a bank account with Grindrod and have transferred these funds and these funds will be drawn down as and when required by the retail banking division. As of March 31, 2007 the balance in the bank account is $0.7 million (ZAR 5.0 million).

          Nine months ended March 31, 2007

          Cash used in investing activities for the nine months ended March 31, 2007 includes capital expenditure of $2.6 million (ZAR 18.9 million), of which $0.4 million (ZAR 2.9 million) relates to the purchase of enrollment equipment and vehicles for the North West province, $0.5 million (ZAR 3.5 million) relates to the purchase of equipment and furniture for SmartSwitch Nigeria’s data room in Nigeria and $0.8 million (ZAR 5.6 million) related to the purchase of equipment and other property plant and equipment by EasyPay in order to maintain operations.

           During the three months ended March 31, 2007, we lent an additional $0.3 million (ZAR 2.2 million) to SmartSwitch Botswana.

          During the nine months ended March 31, 2007, we paid $82.1 million (ZAR 591.1 million), net of cash received, for the entire issued and outstanding ordinary capital of Prism. In addition, during the nine months ended March 31, 2007 we paid approximately $9.7 million (ZAR 70 million) in cash as consideration for the remaining 25.1% of EasyPay.

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

          Cash flows from financing activities

          Three months ended March 31, 2007

          There were no significant cash flows from financing activities during the three months ended March 31, 2007 and 2006.

          Nine months ended March 31, 2007

          As discussed above we were required to utilize our credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries during the nine months ended March 31, 2007. As our reporting currency is the U.S. dollar and our functional currency is the ZAR the exchange rate fluctuations during the nine months ended March 31, 2007 resulted in reporting discrepancies between the proceeds from bank overdrafts and the repayment of bank overdrafts presented in our unaudited condensed consolidated statement of cash flow for the nine months ended March 31, 2007. The result of these exchange rate fluctuations are included in effect of exchange rate changes on cash presented in our unaudited condensed consolidated statement of cash flow for the nine months ended March 31, 2007.

          During the nine months ended March 31, 2007, we received $0.05 million (ZAR 0.36 million) from an employee exercising stock options. During the nine months ended March 31, 2007, the other shareholders of SmartSwitch Nigeria, in terms of the shareholders agreement, lent $3.5 million (ZAR 25.6 million) to the switch.

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

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          Capital expenditures for the three months ended March 31, 2007 and 2006 were as follows:

Table 27	Three months ended March 31,
			2007	2006
	2007	2006	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	804	242	5,797	1,493
Smart card accounts	-	-	-	-
Financial services	54	73	389	451
Hardware, software and related technology sales	85	-	613	-
Corporate / Eliminations	-	-	-	-
Consolidated total	943	315	6,799	1,944

          Capital expenditures for the nine months ended March 31, 2007 and 2006 were as follows:

Table 28	Nine months ended March 31,
			2007	2006
	2007	2006	ZAR	ZAR
Operating Segment	$’000	$’000	’000	’000

Transaction-based activities	2,115	910	15,334	5,826
Smart card accounts	-	-	0	-
Financial services	155	293	1,124	1,876
Hardware, software and related technology sales	376	-	2,726	-
Corporate / Eliminations	-	-	0	-
Consolidated total	2,646	1,203	19,184	7,702

          We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

          As mentioned above, our capital expenditures for the three and nine months ended March 31, 2007 related mainly to the acquisition of:

  enrollment equipment and vehicles to service the North West province;

  equipment and furniture by SmartSwitch Nigeria to set up its data room; and

  equipment by EasyPay in order to maintain operations.

          All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had no outstanding capital commitments at March 31, 2007. We anticipate that capital spending for the fourth quarter of fiscal 2007 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 29	Payments due by Period, as at March 31, 2007 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease
obligations	6,106	2,007	2,225	1,874	-
Purchase obligations	1,558	1,558	-	-	-
Total	7,664	3,565	2,225	1,874	-

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of March 31, 2007 and 2006, our outstanding foreign exchange contracts were as follows:

          As of March 31, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	266,000	ZAR	7.1100	ZAR	7.3001	April 23, 2007
USD	266,000	ZAR	7.1320	ZAR	7.3220	May 21, 2007
EUR	1,026,400	ZAR	9.5298	ZAR	9.7869	June 15, 2007
EUR	34,071	ZAR	10.0732	ZAR	9.7869	June 15, 2007
USD	981,500	ZAR	7.4290	ZAR	7.3535	June 29, 2007

As of March 31, 2006

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	1,838,394	ZAR	8.0529	ZAR	7.7215	November 30, 2006

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo, rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $19,073 per month, while interest earned per month on any surplus cash increases by $11,348 per $13.7 million (ZAR 100 million).

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

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

Item 1A. Risk Factors

          INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS, AS WELL AS THE OTHER INFORMATION IN THIS FORM 10-Q, BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF THIS HAPPENS, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMMON STOCK. PLEASE REFER ALSO TO OUR ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2006 FOR ADDITIONAL INFORMATION CONCERNING THESE AND OTHER UNCERTAINTIES THAT COULD NEGATIVELY IMPACT THE COMPANY.

The South African Social Security Agency, or SASSA, has initiated the process of conducting a national tender for the award of contracts to distribute social welfare grants. If we were not to receive contracts to continue to distribute these grants in each of the provinces where we currently distribute them, or if we do win these contracts, but the terms are not as favorable to us as our current contracts, our financial condition, results of operations and cash flows would be materially and adversely affected.

          We currently derive a majority of our revenues from contracts to distribute social welfare grants on behalf of five of the nine provincial governments of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this concentrated group of customers. During the nine months ended March 31, 2007 and during the years ended June 30, 2006, 2005 and 2004, we derived approximately 72%, 77%, 79% and 82%, respectively, of our revenues from payments made to us by these provinces under our government social welfare contracts.

          SASSA commenced operations on April 1, 2006 and has issued a national tender for the distribution of welfare grants in which bidders will have the opportunity to bid for all of South Africa or on a province-by-province basis. In February 2007 SASSA issued a request to submit proposals for the provision of payments services to social assistance grant recipients, or RFP. Pursuant to the RFP, potential bidders are invited to submit proposals for the provision of a payment service to social welfare grant recipients in South Africa's nine provinces. According to the RFP, submissions of proposals are due by May 4, 2007, and the final evaluation process will be completed by July 13, 2007. Our extensions in all five provinces expire on March 31, 2008. Implementation of the new contract will commence on April 1, 2008. We will participate in the RFP process.

          We believe that our successful record with our provincial government contracts will provide us with a good opportunity to benefit from the transition to national administration of social welfare grants because we may be able to obtain contracts to distribute grants in provinces with which we do not currently have a contractual relationship. However, there is a chance that the national tender could lead to our losing one or more of our current contracts if SASSA decides to appoint a single (or other) contractor to provide social welfare grant distribution and we are not chosen. During this transition period our existing provincial government contracts will continue to be governed by their respective terms.

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

          Finally, if we were to be awarded one or more contracts by SASSA, an unsuccessful tenderor could seek to challenge the award, which could result in the contract being set aside or could require us to expend time and resources in an attempt to defeat any such challenge. For example, the November 2002 award to us of the Limpopo provincial contract, which was executed in 2003, was challenged by a disqualified bidder for the contract. A South African court set aside the contract in 2005, although the court’s ruling was suspended and the contract was reinstated as a result of an appeal of the ruling by the province. Nevertheless, the court challenge created uncertainty, consumed management time and attention and required us to incur substantial legal expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director