Form 10-K
period 2007-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2007-08-29
CIK 1041514

UNITED STATES
SECURITIES OF EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Registrant’s telephone number, including area code: +27-11-343-2000

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of
December 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter)
was $987,372,816. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of July 31, 2007, 51,546,502 shares of the registrant’s common stock, par value $0.001 per share, and
5,540,334 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2008 fiscal year, which runs from July 1, 2007 to June 30, 2008.

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

          We generate our revenues by charging transaction fees to government agencies, employers, merchants and other financial service providers, by providing financial services such as loans and insurance products and by selling hardware, software and related technology. Our technology is widely used in South Africa today, where we have over 3.8 million clients in five provinces who receive social welfare grants using our smart cards and increasingly use their smart cards at participating merchants to receive and spend their grants. As part of our strategy to expand into new geographical markets we have formed joint ventures in Namibia, Botswana and Nigeria to operate UEPS smart card-based switching systems in those countries. As these UEPS systems become operational, we generate revenues from sales of equipment, software and related technology to the joint ventures and from our share of the revenues earned by the ventures from operation of the switching systems.

          On July 3, 2006, we acquired Prism Holdings Limited, or Prism, a South African public company, which focuses on the development and provision of secure transaction technology, solutions and services. Prism’s core competencies around secure online transaction processing, cryptography and integrated circuit card (chip/smart card) technologies are principally applied to electronic commerce transactions in the telecommunications, banking, retail, petroleum and utilities market sectors. These technologies form the cornerstones of the “trusted transactions” environment and provide us with the building blocks for developing secure end-to-end payment solutions. We believe that Prism will help us expand our merchant footprint in South Africa, extend our ability to deliver solutions across the entire spectrum of transaction processing and assist us in expanding our international operations. Since our acquisition of Prism, we have formed joint ventures in Colombia and Vietnam to implement the Prism virtual top-up, or VTU, solution for mobile phone-based prepaid airtime vending.

          We are headquartered in Johannesburg, South Africa. Net 1 UEPS Technologies, Inc. was incorporated in 1997 as a Florida corporation and is the successor to operations originally begun in 1989. Under “-Corporate History” below, we describe the historical development of our business, including the June 2004 acquisition of Net 1 Applied Technologies Holdings Limited, or Aplitec, which was a South African public company. All references to “Net1,” “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

          According to the United States Census Bureau, the world’s population currently exceeds 6.6 billion people. Yet of this total, it has been reported that over four billion people earn less than the purchasing parity equivalent of two dollars per day. In general, these people either have no bank account or very limited access to banking services. This situation arises when banking fees are too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide banking services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals generally receive wages, welfare benefits, money transfers or loans in the form of cash and conduct commercial transactions, including buying food and clothing, in cash.

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

Our Business Strengths

          We believe our business strengths include:

          Technology Leadership. We believe we are the first company to develop, implement and operate an affordable, flexible and secure electronic payment system for the unbanked and under-banked that works offline. Of equal importance, our smart cards are secured through biometric fingerprint authentication and have a broad range of additional functionality through the use of “wallets” that can be turned on as needed or as services become available. We can deliver these services to the unbanked population at a fraction of the cost of traditional systems. Our ability to implement an HIV/AIDS system on the same smart card as financial services demonstrates the flexibility of our approach. In addition, we have validated the security of our smart cards along with our overall system, forming the foundation for a trusted solution. Independent third parties have reviewed and published our security protocols and we have refined our system in a way to provide system integrity over the life of the smart cards. From our inception in 1989 to date, we have not suffered any security breaches or losses of transactions or funds on our system. In addition, Prism gives us access to Prism’s well-established core cryptography, software, hardware, embedded chip, wireless and payment expertise.

          Proven Solution. Our system is proven and has been increasingly used. Today over 3.9 million clients in South Africa receive monthly welfare or pension payments through our system under contracts with five provinces. Historically, welfare and pension recipients would only download cash from smart cards, but since we began our merchant acquiring initiative in July 2004, these recipients increasingly choose to use their smart cards at merchant locations, which generates additional revenue for us. During the year ended June 30, 2007, the number of our clients that opted to receive their grants through our retail infrastructure grew to approximately 1,129,000, an increase from approximately 849,000 during fiscal 2006. For the years ended June 30, 2007 and 2006, the total value of transactions processed through our UEPS merchant network was approximately $875 million and $614 million, respectively. As of June 30, 2007, we had 4,357 POS devices installed at 2,598 participating retail merchants compared to June 30, 2006, when we had 4,038 POS devices installed at 2,381 participating retail merchants

          Versatile Application. Once an individual begins using our smart card, we become a logical provider of a broad range of additional products and services. For instance, a card holder using our system for the administration of medical treatment can also use the same smart card for receiving welfare payments or wages as well as making purchases. Because use of each smart card is secured biometrically, the smart card can also be used for identification and voting. The additional uses mean that once we have enrolled and delivered a smart card to an individual, our revenue potential increases significantly beyond the initial service for which that individual has signed up.

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

          Disciplined Approach to New Markets. We carefully evaluate new opportunities in order to deploy our business development resources effectively. We believe there are significant opportunities for our system in the developing countries of Africa, Central and South America and the Asia-Pacific Rim, where the unbanked and under-banked comprise a majority of the population. Where we believe it makes sense, we will use partnerships or make acquisitions to accelerate our entry into new markets. During our 2007 and 2006 fiscal year, we established, together with local investors, companies to create and implement UEPS systems in three African countries, Namibia, Botswana and Nigeria.

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

Our Products

          The following table summarizes each of our smart card to smart card, or S2S, products, including:

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
– Offline and Online Loading
• Multiple Wallets
• Restricted Wallets
• Multiple Audit Trails
• Mutual Authentication
• Transparent and Automatic Recovery
• Biometric Identification
• Automatic credit scoring
• Automatic debit and credit
		• Interest Calculations	• Interest earned if we assume the credit risk • Loading fee per cash advance • Debit order fee • Sales of Smart cards • Mass Registration and Enrollment per Employee if Performed by us	• Employers • Employees
S2S Loans to Card	• 2006	• Ten-Digit Signature Codes
– Offline and Online Loading
• Multiple Wallets
• Restricted Wallets
• Multiple Audit Trails
• Mutual Authentication
• Transparent and Automatic Recovery
• Biometric Identification
• Automatic credit scoring
• Automatic debit and credit
• Interest Calculations
• Electronic card audit trail of all active
    loans
• Enforcement of minimum disposable
		income rules	• Interest earned if we assume the credit risk • Loading fee per cash advance • Debit order fee • Sales of Smart cards • Mass Registration and Enrollment per Employee if Performed by us	• Financial institutions • Employees

Product	Year of Market Introduction	Features	Types of Fees	Target Markets
S2S Medical Management, Patient Monitoring and Distribution	• 2005	• Multiple Wallets • Restricted Wallets • Multiple Audit Trails • Mutual Authentication • Transparent and Automatic Recovery • Biometric Identification	• Technology Processing Fee per Smart
     Card per Month (Volume Based)
• UEPS Software Fee (Volume Based)
• Database Capturing Module per Patient
• Patient License Fee per Hospital/Clinic
     /Health Care Facility
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

Prism Products

          Prism has traditionally been a product-focused business. Our acquisition of Prism gives us access to the Prism product base, which we have been integrating into our UEPS product and service offerings. The current main Prism products are:

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

          Prism’s Virtual Top-Up, or VTU, solution facilitates mobile phone-based prepaid airtime vending. The VTU technology enables prepaid cell phone users to purchase additional airtime simply, securely and conveniently. The vendor uses its Global Systems for Mobile Communications, or GSM, handset to purchase bulk airtime from a mobile network operator. Airtime value, as opposed to a virtual voucher, is then ‘transferred’ directly from the vendor’s cellular handset to that of the customer. When the vendor runs out of airtime value, it is a simple task to purchase more to resell to customers.

Easypay

          Prism owns 100% of EasyPay (Proprietary) Limited, or EasyPay, which operates the largest bank-independent financial switch in Southern Africa. EasyPay focuses on the provision of high-volume, secure and convenient payment, prepayment and value-added services to the South African market. EasyPay’s infrastructure connects into all major South African banks and switches both debit and credit card electronic funds transfer, or EFT, transactions for some of South Africa’s leading retailers and petroleum companies. It is a South African Reserve Bank, or SARB, approved third-party payment processor.

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
  Electronic Gift Voucher - EasyPay supports the electronic generation, issuance and redemption of paper or card- based gift vouchers;
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

          EasyPay provides 24x7 monitoring and support services, reconciliation, automated clearing bureau, or ACB, settlement, reporting, full disaster recovery and redundancy services.

Payment Solutions

          Prism’s secure integrated POS payment products and systems include:

•

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

•	FlexiGATE – A terminal and payment gateway that manages the routing of all FlexiLANE traffic and enables retailers to supply VAS such as airtime top-up, electricity payment and bill payment;
•

FlexiPOS – An innovative retail solution that allows the retailer's various payment and VAS solution requirements to be streamlined into a single payment terminal. Prism FlexiPOS transforms the POS terminal into a convenient and consumer friendly place of purchase, place of payment and place of service;

•

VeriFone – Prism is a VeriFone partner for the Sub-Saharan and Indian Ocean Island regions. In addition, and as a complementary technology, Prism has recently become a value-added reseller of VIVOtech contactless payments and solutions. The regions of representation will be Africa and South East Asia; and

•

EMV – Prism payment technology helps ensure that retailers together with their acquirers meet the requirements of upgrading software, terminals and security for conformity with the latest international chip card standards.

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

          We have 58 employees in the Sales and Marketing division, who operate from our head-office in South Africa and from our regional offices in South Africa, Nigeria, Malaysia, Namibia and the Botswana.

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

          The incumbent South African retail banks recently announced a joint initiative to create a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2006 survey 2,800,000 people (approximately 6% of the population) in South Africa claim to have an Mzanzi account, although the exact number of accounts is unknown. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants. A decision by a substantial number of these beneficiaries to elect to use these accounts rather than our smart card system may have a material adverse effect on our financial condition, cash flows and results of operations.

          We also may face competition from companies to which we have licensed rights to our technology, including Visa and BGS Smart Card Systems AG, or BGS. Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as infringing on their funds transfer businesses.

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

          Following our acquisition of Prism, we are also involved in extensive research and development in GSM, cryptography, POS and retail payment applications.

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

          The FTS patents, which include aspects of the UEPS technology, have been issued in the United States, Hong Kong, South Africa, Botswana, Namibia and Swaziland. The FTS patent in the United States was granted as U.S. Patent No. 5,175,416 on December 29, 1992. The patent was reissued as U.S. Patent No. RE36,788 on July 25, 2000, and will expire on May 17, 2011. It currently remains in full force and effect, and we are not aware of any challenges to its enforceability. The FTS patent in Hong Kong was granted on December 11, 1998, and will expire in 2010. The Hong Kong FTS patent is jointly owned by us and the estate of a co-inventor. The FTS patents in South Africa, Botswana, Namibia and Swaziland were granted on September 25, 1991, March 9, 1993, April 7, 1993 and December 9, 1992, respectively. The Namibia FTS patent expired in 2007. The South Africa, Botswana and Swaziland patents remain in full force and effect, and we are not aware of any challenges to their enforceability. The FTS patents expire in 2009 in South Africa, Botswana and Swaziland.

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

Financial Information about Geographical Areas and Operating Segments

          For each of the years ended 2007, 2006 and 2005, we derived substantially all of our revenues from customers located in South Africa and substantially all of our assets were located in South Africa. See Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our operating segments.

Employees

          As of June 30, 2007, we had 2,099 employees. On a segmental basis, 264 employees were part of our management, 1,356 were employed in transaction-based activities, 175 were employed in financial services and 304 were employed in smart card, hardware, software and related technology sales and corporate activities.

          On a functional basis, four of our employees were part of executive management, 58 were employed in sales and marketing, 101 were employed in finance and administration, 178 were employed in information technology and 1,757 were employed in operations.

          As of June 30, 2007, 140 of 268, or 52.2%, of our employees in the Limpopo Province who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union, or SACCAWU and all 20 of our weekly paid employees who perform hardware, software and related technology sales activities were members of the National Union of Metalworkers of South Africa, or NUMSA. We believe we have a good relationship with our employees and SACCAWU and NUMSA.

Corporate history

          Net 1 UEPS Technologies, Inc. was incorporated in Florida in May 1997. Until June 7, 2004, Net 1 UEPS Technologies, Inc. was a development stage company and its business consisted only of acquiring a license to the U.S. FTS patent and obtaining an exclusive marketing agreement for the universal electronic payment system, or UEPS, technology outside South Africa, Namibia, Botswana and Swaziland. On June 7, 2004, through a newly-formed subsidiary, Net 1 Applied Technologies South Africa Limited, or New Aplitec, we acquired substantially all of the assets and assumed all of the liabilities of Net 1 Applied Technologies Holdings Limited, or Aplitec, a public company listed on the JSE Securities Exchange South Africa. Aplitec owned the FTS patent in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate into one company the intellectual property rights relating to the FTS patent and the UEPS technology, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. In the Aplitec transaction, the shareholders of Aplitec obtained a majority voting interest in Net 1 UEPS Technologies, Inc. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition. The Aplitec transaction is described in more detail below.

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

          During the course of 1999 and 2000, Aplitec acquired Moneyline Financial Services (Proprietary) Limited and New World Finance (Proprietary) Limited, each of which was engaged in the microlending business. Microlending involves extending cash loans for periods ranging from 30 days to several months. Aplitec made these acquisitions primarily for the purpose of gaining exposure to an additional base of potential smart card users in order to deploy its microlending administration and payment products. We have actively engaged in converting traditional microlending customers to UEPS-based lending, which has also helped us improve the profit margins on our lending business by reducing the expenses associated with non-collection of traditional loans.

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

          We describe our special convertible preferred stock and the New Aplitec B class loans and B class preference shares in more detail in note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

          In connection with the Aplitec transaction, the total number of our pre-reverse stock split outstanding shares of capital stock increased from 15.9 million shares prior to the transaction to 328.2 million after the transaction. Of these 328.2 million shares, we issued 193.0 million shares of our special convertible preferred stock. Our special convertible preferred stock is structured so as to be economically equivalent to common stock and has substantially the same rights as our common stock. During the period from the completion of the Aplitec transaction through June 30, 2007, an aggregate of 26,505,080 shares of special convertible preferred stock were converted into an equal number of shares of common stock, and the number of outstanding shares of special convertible preferred stock was correspondingly reduced.

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

Executive Officers and Significant Employees of the Registrant

          The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	53	Chief executive officer, chairman and director
Mr. Herman G. Kotze	37	Chief financial officer, treasurer, secretary and director
Ms. Brenda L. Stewart	50	Senior vice president sales and marketing
Mr. Nitin Soma	40	Senior vice president information technology

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

          Mr. Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements. Mr. Soma represented Nedcor Bank in assisting with the technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATM’s with the host as well as balance the host with different card users. Mr. Soma designed the Stratus Back-End System for Aplitec, and is responsible for the Nedbank Settlement System for the Point of Sales Devices. Mr. Soma has over 11 years of experience in the development and design of smart card payment systems.

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

The South African Social Security Agency, or SASSA, is in the process of conducting a national tender for the distribution of welfare grants in which bidders had the opportunity to bid for all of South Africa or on a province-by-province basis. If we were not to receive contracts to continue to distribute these grants in each of the provinces where we currently distribute them, or if we do win these contracts, but the terms are not as favorable to us as our current contracts, our financial condition, results of operations and cash flows would be materially and adversely affected.

          We currently derive a majority of our revenues from contracts to distribute social welfare grants on behalf of five of the nine provincial governments of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this concentrated group of customers. During the years ended June 30, 2007, 2006 and 2005, we derived approximately 70%, 77% and 79%, respectively, of our revenues from payments made to us by these provinces under our government social welfare contracts.

          The South African national government created SASSA in 2004 to consolidate at the central government level the administration of social welfare grants. SASSA has recently begun the process of conducting a national tender for the distribution of social welfare grants in which bidders will have the opportunity to bid for all of South African or on a province-by-province basis. In late July 2006, SASSA published a request for pre-qualification of bidders, or RFQ which included a proposed timetable for pre-qualifying bidders, distributing requests for proposals, or RFPs, from pre-qualified bidders and evaluating RFP submissions, indicating that the process should be completed by late November 2006. However, in mid-August 2006, SASSA withdrew the RFQ without providing any reasons. SASSA recommenced the tender process in March 2007 and on May 4, 2007 we submitted a proposal for each one of the nine South African provinces, as well as a proposal for the entire country. SASSA provided an indicative time-frame for the evaluation of the tender proposals and the award of the contract to successful bidders, but some of the key dates have already been missed.

          There can be no assurance that the tender will result in our receiving contracts to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. Even if we do receive new contracts, we cannot predict the terms that such contracts will contain. Any new contract we receive may contain pricing or other terms, such as provisions relating to early termination, that are not as favorable to us as the contracts under which we currently operate. In addition, according to the new tender specification, any new contract will require the successful bidder to pre-fund the social welfare grants in the relevant province for a one month period, which will result in significant cash flow funding requirements for the contractor. The time and attention required by our management in connection with the tender process and the uncertainty surrounding the tender process has consumed a great deal of our management’s time and attention during the past year and until the process is complete, will continue to do so, which may have a disruptive effect on our business. In addition, although we believe that our existing contracts will be extended if the tender process is not completed on time, there can be no assurance whether such extensions will in fact occur, or if they do, what the length or terms of such extensions will be.

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

          Finally, if we were to be awarded one or more contracts by SASSA, an unsuccessful tenderor could seek to challenge the award, which could result in the contract being set aside or could require us to expend time and resources in an attempt to defeat any such challenge. For example, the November 2002 award to us of the Limpopo provincial contract, which was executed in 2003, was challenged by a disqualified bidder for the contract. A South African court set aside the contract in 2005, although the Limpopo province reinstated the contract in terms of its emergency powers. Nevertheless, the court challenge created uncertainty, consumed management time and attention and required us to incur substantial legal expenses.

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

          Inflation and interest rates. The economy of South Africa is currently characterized by low inflation and interest rates. As of June 2007, the inflation rate was approximately 6.4% . The Reserve Bank’s base lending rate is currently approximately 10.0% per annum. However, the economy of South Africa in the past has been, and in the future may be, characterized by higher rates of inflation and higher interest rates. Higher rates of inflation could increase our South African-based costs and decrease our operating margins. Higher interest rates could adversely affect our ability to obtain cost-effective debt financing in South Africa.

Regulatory uncertainty regarding black economic empowerment. The South African government, through the Broad Based Black Economic Empowerment Act 53 of 2003, or the BBBEE Act, established a legislative framework for the promotion of black economic empowerment. In order to promote the purpose and objectives of the BBBEE Act it allows the Minister by notice in the Government Gazette to issue Codes of Good Practice on Black Economic Empowerment. In addition, the Minister must publish in the Government Gazette for general information and promote a transformation charter for a particular sector of the economy, if it is developed by major stakeholders in the relevant sector and advances the objectives of the BBBEE Act. On 9 February 2007 the Minister published the Codes of Good Practice on Black Economic Empowerment pursuant to section 9(1) of the BBBEE Act. The information and communication technology sector, or ICT sector, and the financial services sector have both developed transformation charters. On February 9, 2007 the Minister issued the Financial Sector Charter pursuant to section 9 of the BBBEE Act. The ICT charter has not yet been published in the Government Gazette by the Minster and, consequently, it does not currently enjoy any formal status. The ICT sector has attempted to ensure as great a degree of compatibility between its transformation charter and the Codes of Good Practice, thereby assuring the probable publication of that charter in the Government Gazette by the Minister of Trade and Industry. We are likely to be subject to the ICT sector's charter if this document is published in the Government Gazette as a Sector Code or a transformation charter. The ICT charter applies, among others, to companies that manufacture equipment for, or provide services relating to, the electronic capturing, transmission and display of data and information. Compliance with the charter is not enforced through civil or criminal sanction, but only through its effect on the ability to secure contracts in the public and private sectors. One of the components of BEE is that a certain percentage of ownership by black South Africans of our South African business should be achieved over a period of time. The Codes of Good Practice will be reviewed by the Minister in February 2017 which is the end of the tenth year after they commenced. Although BEE is not expropriatory in nature, there may be a dilutive effect to current shareholders in the South African business and there may be a cost associated with increasing the level of black South African shareholders, both of which factors may represent a risk. However, given that non-BEE compliance may place in jeopardy existing and future South African public and private sector contracts, the loss of which could cause a loss of revenue, the attendant risk associated with BEE non-compliance is material.

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

          Although Net 1 UEPS Technologies, Inc. is a U.S. corporation and is not itself subject to these regulations, the ability of New Aplitec to raise and deploy capital outside the Common Monetary Area is restricted. As of June 30, 2007, approximately 77.4% of our cash and cash equivalents were held by New Aplitec and its subsidiaries. During the year ended June 30, 2007, substantially all of our revenues were generated by New Aplitec and its subsidiaries. In particular, New Aplitec will generally not be permitted to export capital from South Africa or to hold foreign currency without the approval of SARB. This restriction may affect New Aplitec’s ability to pay dividends to Net 1 UEPS Technologies, Inc., unless New Aplitec can show that any payment of such dividend will not place it in an over borrowed position. Moreover, although the requirement that SARB approve investments by South African companies outside of South Africa has been relaxed, this requirement could restrict our future international expansion, to the extent that New Aplitec cannot show that such expansion will be self-sustainable and beneficial to the South African economy in general.

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

          Trade unions and labor laws. Most of South Africa’s major industries are unionized, and the majority of employees belong to trade unions. In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. We currently have approximately 160 unionized employees which represents approximately 7.6% of our workforce. Although in recent years we have not experienced any labor disruptions, such labor disruptions may occur in the future. In addition, the cost of complying with labor laws may adversely affect our operations.

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

          HIV/AIDS. HIV/AIDS and tuberculosis, which is exacerbated in the presence of HIV/AIDS, are major healthcare challenges in South Africa and other sub-Saharan countries. HIV infection among women in antenatal clinics throughout South Africa has risen from 1% in 1990 to nearly 25% in 2000. According to the most recent research published by Statistics South Africa, over five million South Africans are HIV positive, resulting in a total population prevalence rate of approximately 11%. Under South African law, we are generally prohibited from testing employees to determine their HIV status. Due to the high prevalence of HIV/AIDS in South Africa, we may incur costs relating to the loss of personnel and the related loss of productivity as well as the costs relating to recruiting and training of new personnel. We are not able to quantify these costs accurately and cannot assure you that the costs we will incur in connection with this epidemic will not have a material adverse effect on us and our financial condition.

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

          The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. Because our sales are primarily denominated in ZAR, a decline in the value of the ZAR against the U.S. dollar may have a significant adverse effect on our reported results of operations. During the three years ended June 30, 2007, the ZAR/U.S. dollar exchange rate has been volatile. Refer to “Item 7— Currency Exchange Rate Information—Actual exchange rates—table 4” and the graph beneath table 4.

          As a result of this volatility, although our reported results of operations were positively affected by currency fluctuations for the 2005 fiscal year compared to fiscal 2004, these fluctuations adversely affected our reported results for fiscal 2007 as compared to fiscal 2006 and fiscal 2006 as compared to fiscal 2005. These fluctuations may make it more difficult for investors and others to understand how our business has performed without regard to these currency exchange rate changes. We expect that exchange rate volatility will continue in the foreseeable future.

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

          We use our internal cash resources and facilities to fund the payment of social welfare grants under our contracts with the KwaZulu-Natal and Eastern Cape provincial governments. We recover these funds from the KwaZulu-Natal provincial government on a seven-day cyclical basis and from the Eastern Cape provincial government on a 14-day cyclical basis. In addition, through our merchant acquiring system, we may also pre-fund social welfare grants in the provinces where we operate. All of these pre-funding obligations expose us to the risk of default by the applicable provincial government. In addition, the number of social welfare grant beneficiaries in these provinces, as well as the number of beneficiaries receiving payment through our merchant programme system, increased significantly during fiscal 2007, which increased our pre-funding requirements. Although no provincial government has ever defaulted on a repayment of funds at the end of the payment cycle, we cannot guarantee that such a default will not occur in the future. Any such default could have a material adverse effect on us, our financial position and results of operations.

          Our ability to operate our wage payment and insurance products businesses may be limited by existing South African banking and financial services laws and regulations.

          The South African retail banking market is highly regulated, but the South African government has identified the need to service the unbanked market through the liberalization of the regulatory environment in order for retailers and non-banking service providers to innovate products and delivery channels for the unbanked market. However, under current law and regulations, a portion of our South African wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have entered into an agreement with Grindrod Bank in terms of which our wage payment solution will be implemented by Grindrod’s Bank retail division. As a result of this arrangement, we do not have complete control over the marketing and implementation of our wage payment system and we have to share the economic benefits with Grindrod Bank. In addition, Grindrod Bank has to be registered as a participant in the South African payment system which is a lengthy and complicated process as multiple applications for membership to the Payment Association of South Africa and the various payment clearing houses must be made and approved. While we believe that we will obtain authorized access to the South African payment system, there is a possibility that our applications may not be successful or that a grant of the memberships we seek may be delayed. In addition, the South African Financial Advisory and Intermediary Services Act, 2002, requires persons who give advice regarding the purchase of financial products or who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. We have applied for a license under this Act in order to continue to provide advice and intermediary services in respect of the financial products on which we advise and the payment processing services we provide in South Africa on behalf of insurers and other financial product suppliers. While the license application is pending, we are entitled to continue this part of our business in South Africa. If we fail to obtain this license, we may be stopped from continuing this part of our business in South Africa.

          We may face competition from the incumbent retail banks in South Africa in the unbanked market segment.

          The incumbent South African retail banks recently announced a joint initiative to create a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2006 survey 2,800,000 people (approximately 6% of the population) in South Africa claim to have an Mzanzi account, although the exact number of accounts is unknown. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants. A decision by a substantial number of these beneficiaries to elect to use these accounts rather than our smart card system may have a material adverse effect on our financial condition, cash flows and results of operations.

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

          Our products and technology have unique characteristics and structures and, as a result, are subject to patent protection, the extent of which varies from country to country. During the life of a patent, a product is only subject to competition by non-infringing products. However, aggressive patenting by our competitors and potential patent piracy may threaten protected products and processes and may result in an increased patent infringement risk, especially in emerging economies such as those where we currently operate. The expiration of a patent may also result in increased competition in the market for the previously patented products and processes. The patents for our FTS will expire, at the latest, in South Africa, Botswana, Swaziland and Hong Kong in 2009; and in the United States in 2011. In addition, our European Union FTS patent has been challenged and revoked. Consequently, we do not have any patent protection in the member countries of the European Union. Additionally, we could have difficulty asserting the Hong Kong patent as it is not registered in our name and it could be difficult to record our ownership of that patent. Further, BGS, the local system operator in the Commonwealth of Independent States has stopped paying licensing fees to us on the grounds that the revocation of the European FTS patent relieves it from the obligation to pay such fees, although we believe that the licensing fees relate to BGS’s use of our UEPS technology rather than the FTS patent. There is a risk that a similar refusal to pay our licensing fees can occur elsewhere. Moreover, although we have certain patent rights in the United States, these are not expected to have significant utility in our business given that our management does not expect the U.S. market to become a material part of our business in the near future. Each of these factors could have a material adverse effect on our business, operating results, cash flows and financial condition. In addition, to date, we have relied not only on patent protections, but also on trade secret, trademark and copyright laws, as well as nondisclosure, licensing and other contractual arrangements to protect the proprietary aspects of our solutions. Other than the patents discussed above, we do not own any other patents that protect important aspects of our current solutions. We will, however, prepare patent applications where possible for technology related to our smart cards and UEPS system when we believe it is appropriate to do so. These applications and contractual arrangements and our reliance on these laws may not be successful.

          Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any loss of or inability to protect intellectual property in our technology could diminish our competitive advantage and also seriously harm our business, operating results, cash flows and financial condition. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of South Africa, Botswana, Swaziland, the United States and the European Union. Our means of protecting our intellectual property rights in South Africa, Botswana, Swaziland, the United States and the European Union or any other country in which we operate, may not be adequate to fully protect our intellectual property rights. Similarly, if third parties claim that we infringe their intellectual property rights, we may be required to incur significant costs and devote substantial resources to the defense of such claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. In addition, if we are unsuccessful in defending any such third-party claims, we could suffer costly judgments and injunctions that could materially adversely affect our business, results of operations or financial condition.

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

          Many social welfare recipients use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipients to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against the risk of loss or theft of cash from our delivery vehicles as we have not identified any insurance underwriters willing to accept this risk. Therefore, we will bear the full cost of any loss or theft in connection with the delivery process, and such loss could materially and adversely affect our financial condition, cash flows and results of operations. During the years ended June 30, 2007, 2006 and 2005, we incurred losses in connection with our cash delivery system of $3.0 million, $2.1 million and $2.1 million, respectively.

          We may not recover outstanding amounts owed to our micro-finance businesses.

          We operate a traditional micro-finance business, with approximately 77 branches throughout South Africa. To May 31, 2007, these branches extended short-term loans for periods ranging from 30 days to four months at loans bearing interest rates of 15% to 30% per month. From June 1, 2007, these branches extended short-term loans for periods ranging from 30 days to four months at loans bearing interest at a maximum of 5% per month. In addition, these branches, from June 1, 2007, charge an initiation fee and a monthly service fee. Despite the fact that we attempt to reduce credit risk by employing credit profiling techniques, the rate of default on loans has been high due to the high credit risk of these borrowers and the difficulty of collecting outstanding repayments. We may therefore not recover some or all of the principal and interest amounts currently owed by our borrowers, which on June 30, 2007, totaled $2.5 million. Our inability to recover some or all of these amounts may have a material adverse effect on our financial position and results of operations.

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

          EasyPay is subject to substantial governmental regulation and may be adversely affected by liability under, or any future inability to comply with, existing or future regulations or requirements

          EasyPay’s business is subject to extensive regulation. Compliance with the requirements under these various regulatory regimes may cause us to incur significant additional costs and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

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

          We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

-	demand for and acceptance of our new product offerings;
-	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenue;
-	variations in product mix and cost during any period;
-	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;
-	difficulties with component supplies, manufacturing or distribution;
-	deferral of customer contracts in anticipation of product or service enhancements;
-	timing of commencement, implementation or completion of major projects;
-	the relative mix of revenues from established markets, including South Africa, and unestablished markets;
-	fluctuations in currency exchange rates;
-	the fixed nature of many of our expenses; and
-	industry and economic conditions, including competitive pressures and inventory obsolescence.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None

ITEM 2. PROPERTIES

          We lease our corporate headquarters facility which consists of approximately 55,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 1,200 square foot manufacturing facility in Lazer Park and 137 depot facilities. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa and Kuala Lumpur, Malaysia and a manufacturing facility in Springs, South Africa. These leases expire at various dates through the year 2007 and 2012, respectively. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on the Nasdaq Global Select Market under the symbol “UEPS.” Prior to August 3, 2005, our common stock was quoted on the OTC Bulletin Board, or OTCBB.

          The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq since our Nasdaq listing, and prior to our Nasdaq listing, the high and low bid quotations of our common stock on the OTCBB. With respect to OTCBB quotations, these quotations reflect prices between dealers and do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of our June 13, 2005, 1-for-6 reverse stock split.

Period	High	Low
Quarter ended September 30, 2005	$29.60	$16.40
Quarter ended December 31, 2005	$29.95	$19.07
Quarter ended March 31, 2006	$33.75	$28.10
Quarter ended June 30, 2006	$32.40	$23.70
Quarter ended September 30, 2006	$27.30	$21.00
Quarter ended December 31, 2006	$31.20	$21.58
Quarter ended March 31, 2007	$30.18	$24.83
Quarter ended June 30, 2007	$26.97	$23.97

          Our transfer agent is The Bank of New York, One Wall Street, New York, New York, 10286. According to the records of our transfer agent, as of July 31, 2007, there were 42 shareholders of record of our common stock.

Dividends

          We have not paid any dividends on our shares of common stock during our last two fiscal years and presently intend to retain future earnings to finance the expansion of the business. We do not anticipate paying any cash dividends in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. New Aplitec’s future dividend policy also has to comply with the restrictions placed by SARB as a condition of its approval of the Aplitec transaction. These restrictions will apply until such time as all of our special convertible preferred stock has been converted into common stock. These restrictions provide that dividends may be declared by the New Aplitec board of directors only if (i) declaration of the dividend is approved by a majority of the holders of New Aplitec B class preference shares, (ii) all loan accounts have been paid by New Aplitec and (iii) the dividend does not exceed 50% of New Aplitec’s annual earnings. In addition, under South African law, New Aplitec will only be entitled to pay a dividend if it meets the solvency and liquidity tests set out in the South African Companies Act. However, the New Aplitec board is appointed by Net 1 UEPS Technologies Inc., which will ultimately determine whether any dividends are declared by New Aplitec, subject to the above conditions. Any dividends declared by New Aplitec will be distributed to the holders of A class and B class preference shareholders pro rata in accordance with their respective ownership interests in New Aplitec.

Share buy back program

          In May 2007 our Board of Directors approved our share buy back program which authorizes us to repurchase up to $50 million of the our common stock at any time and from time to time through June 30, 2008.

          The share repurchase authorization will be used in management’s discretion, subject to limitations imposed by SEC Rule 10b-18 and other legal requirements and subject to price and any other internal limitations that may be established by our Board from time to time. Repurchases will be funded from our available cash. Share repurchases may be made through open market purchases, privately negotiated transactions, or both. There can be no assurance that we will purchase any shares or any particular number of shares.

          The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate.

          On June 8, 2007, we repurchased 40,100 of our shares of common stock through open market purchases at an average purchase price of $24.91 per share.

Securities authorized for issuance under equity compensation plans

The table below presents the number of securities to be issued upon exercise of outstanding options, warrants and rights; the weighted average exercise price of outstanding options, warrants and rights and the number of securities remaining available for future issuance approved by security holders and individual compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans
approved by security holders:
2004 Stock Incentive Plan	986,759	$13.81	2,276,480

Individual compensation
arrangements (1):
Stock granted to employees
of Prism	387,784	$22.51	-

Total	1,374,543		2,276,480

(1) Represents stock options granted to employees of Prism on August 24, 2006.

          Share performance graph

          The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2002, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected financial data should be read together with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 - “Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2007	2006	2005	2004	2003
Revenue	$223,968	$196,098	$176,290	$131,098	$74,924
Cost of goods sold, IT processing, servicing and support	54,417	50,619	50,682	39,134	25,935
Selling, general and administrative charges	61,625	48,627	45,897	39,677	26,399
Depreciation & amortization	11,050	5,710	6,591	5,676	3,323
Costs related to public offering and Nasdaq listing	-	1,529	1,817	-	-
Reorganization costs(1)	-	-	-	11,113	-
Operating income	96,876	89,613	71,303	35,478	19,267
Interest, net	4,401	5,889	2,389	3,640	2,600
Income before income taxes	101,277	95,502	73,692	39,118	21,867
Income tax expense	37,574	36,653	29,666	25,927	9,473
Income from continuing operations	63,679	59,232	44,562	13,278	11,942
Net income attributable to shareholders(2)	63,679	59,232	44,562	13,278	13,117
Income from continuing operations per share (3):
Basic	$1.12	$1.05	$0.81	$0.40	$0.37
Diluted	$1.11	$1.03	$0.80	$0.38	$0.37
Cash dividend per share (3)	-	-	-	$1.14	$0.12

(1) These costs comprise legal, accounting, regulatory and other professional fees related to the Aplitec transaction, as well as a charge of $4.4 million related to the June 2004 issuance of other stock-based awards under our 2004 Stock Incentive Plan.
(2) Net income attributable to common shareholders for 2003 includes an extraordinary item of $0.9 million and the results of a change in accounting policy of $0.3 million as a result of the adoption and application of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
(3) Basic and diluted income from continuing operations and cash dividends per share for 2004 and 2003 were previously restated to reflect the issuance of shares of common stock and special convertible preferred stock in connection with the Aplitec transaction and the one-for-six reverse stock split effected on June 13, 2005.
(4) Financial Accounting Standards Board Statement No. 123(R) (revised 2004), Share-Based Payment, was adopted in 2006 in accordance with the modified prospective method and the 2007 and 2006 data includes a charge of $0.9 million and $0.2 million, respectively, in respect of stock-based compensation. Prior periods were not restated and are therefore not presented on a comparable basis.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2007	2006	2005	2004	2003
Cash flows provided by operating activities	$65,466	$75,777	$38,142	$41,895	$17,644
Cash flows used in investing activities	91,540	5,505	3,397	5,721	7,393
Cash flows provided by (used in) financing
activities	$3,225	$29,723	$(19)	$(24,060)	$(2,266)
Operating income margin	43%	46%	40%	27%	26%

Consolidated Balance Sheet Data:
(in thousands)

	Year Ended June 30,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$171,727	$189,735	$107,749	$80,282	$54,313
Total current assets	247,982	240,718	150,664	117,412	78,705
Total assets	376,090	269,979	181,754	152,632	98,359
Total current liabilities	54,698	43,123	34,353	47,831	19,861
Total debt	4,100	-	-	252	-
Total shareholders’ equity	$281,073	$209,010	$137,002	$95,588	$70,504

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

          South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. According to estimates published by Statistics South Africa, as of mid-2007, South Africa had a population of approximately 47.9 million people, of which an estimated 50% lived below the poverty line and, as of September 2006, the South African unemployment rate was estimated at approximately 25.5% . The success we have achieved in South Africa has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our card holders with affordable functionality and lifestyle improvement. The South African government is also actively involved in a number of initiatives which may present us with opportunities to export our South African achievements, such as the New Partnership for Africa’s Development and the India-Brazil-South Africa Dialogue Forum, which resulted in the establishment of an economic trade bloc between these three countries.

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

          In July 2006, we acquired Prism which owns EasyPay, the largest bank-independent financial switch, or transaction processor, in Southern Africa. The bulk of the 441 million transactions processed by EasyPay during the year ended June 30, 2007, on behalf of retailers, bill issuers and financial institutions were transacted through a base of approximately 50,000 customer owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. The addition of the Prism merchant acquiring network will extend our footprint in South Africa from the deep rural areas, where we are active today, to the urban environment. We intend to upgrade, where appropriate, the 50,000 terminals that form part of Prism’s network to accommodate our biometric-based UEPS technology, which will significantly enhance our wage payment program once we launch that service.

          We believe that the acquisition of Prism will also help us extend our ability to deliver solutions across the entire spectrum of transaction processing and assist us in expanding our international operations throughout Africa, Asia and Europe. The results of Prism’s operations are reflected in our financial statements from July 3, 2006. We have also begun to explore strategic partnership and business opportunities across the Americas and Asia. For example, we are in the process of launching VTU solutions in Colombia and Vietnam.

          In January 2007, we signed a co-operation agreement with Grindrod Bank Limited, or Grindrod Bank, a fully registered bank in South Africa, for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa.

Sources of Revenue

          We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. As an example, in Malawi, we sold a complete UEPS to the Central Bank, which owns and operates the resulting transaction settlement system. The revenue and costs associated with this approach is reflected in our Hardware, software and related technology sales segment.

          We have found that we have greater revenue opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the provincial governments and employers on a fixed basis, but charge a fee on an ad valorem basis for goods purchased using our smart card. The revenue and cost associated with this approach are reflected in our Smart card accounts, Transaction-based activities and Financial services segments. Three of the provincial governments each provide more than 10 per cent of our total revenues and the loss of any one of these customers may have a material adverse effect on us.

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

          Finally, we have entered into business partnerships or joint ventures, such as SmartSwitch Namibia and SmartSwitch Botswana (Proprietary) Limited, or SmartSwitch Botswana, to introduce our solution to new markets. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has an exclusive license to use the UEPS in the specific territory, including the back-end system. We account for our equity investments using the equity method.

          We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Trends and Material Developments Affecting out Business

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

          Status of South African Provincial Contracts

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

          SASSA commenced operations on April 1, 2006 and is in the process of conducting a national tender for the distribution of welfare grants in which bidders had the opportunity to bid for all of South Africa or on a province-by-province basis. In late July 2006, SASSA published a request for pre-qualification of bidders, or RFQ, which included a proposed timetable for pre-qualifying bidders, distributing requests for proposals, or RFPs, from pre-qualified bidders and evaluating RFP submissions, indicating that the process should be completed by late November 2006. However, in mid-August 2006, SASSA withdrew the RFQ. In February 2007 SASSA issued a request to submit proposals for the provision of payments services to social assistance grant recipients, or RFP. Pursuant to the RFP, potential bidders are invited to submit proposals for the provision of a payment service to social welfare grant recipients on province-by-province basis or for all of South Africa's nine provinces. According to the RFP, submissions of proposals were due by May 4, 2007, the final evaluation process was to be completed by July 13, 2007, and implementation of the new contract will commence on April 1, 2008. On May 4, 2007 we filed proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. SASSA provided an indicative time-frame for the evaluation of the tender proposals and the award of the contract to successful bidders, but some of the key dates have already been missed.

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

          On January 31, 2007 we received official notification from SASSA that our five existing contracts, which expired at the end of December 2006, have been extended until March 31, 2008. The following table shows the current status of each of our provincial government contracts:

Table 1	KwaZulu-Natal	Limpopo	North West	Northern Cape	Eastern Cape
Original year of contract award	1992	1996	1995	1997	2002
Date acquired by Net1	October 1998	October 1998	October 1998	October 1998	n/a
Date of first Net1 contract	January 2000	December 2003	July 2000	January 2000	November 2003
UEPS smart card implementation date	January 2000	January 2004	October 2000	September 2001	November 2003
Merchant acquiring rollout date	December 2004	March 2005	June 2005	July 2004	October 2004
Current contract expiration date (including extensions)	March 2008	March 2008	March 2008	March 2008	March 2008
Further possible extensions	Negotiable	Negotiable	Negotiable	Negotiable	Negotiable
Number of beneficiaries grants paid by CPS (as of June 30, 2007)	1,685,887	978,112	294,894	140,687	712,693

          We believe that based on the number of beneficiaries, we currently have approximately 45% of the market share in South Africa for the distribution of social welfare grants. Our main competitors are the South African Post Office and the formal banking sector.

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

          The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 2			Three months ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2006	2006	2006	2006	2007	2007
	NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,	NC, EC,
	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L	KZN, L
Province included (1)	and NW	and NW	and NW	and NW	and NW	and NW

Total POS devices installed	3,905	4,038	4,169	4,145	4,179	4,357

Number of participating UEPS retail locations	2,352	2,381	2,468	2,443	2,511	2,598

Value of transactions processed through POS
devices during the quarter (2) (in $ ’000)	187,841	189,649	202,299	185,190	237,993	249,859

Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in $ ’000)	171,022	187,769	189,139	188,074	225,294	249,902

Value of transactions processed through POS
devices during the quarter (2) (in ZAR ’000)	1,158,546	1,225,168	1,449,071	1,355,399	1,726,532	1,777,436

Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (3) (in ZAR ’000)	1,055,203	1,213,026	1,354,805	1,376,509	1,634,410	1,777,738

Number of grants paid through POS devices
during the quarter (2)	2,518,296	2,554,616	2,976,558	2,788,529	3,517,338	3,460,025

Number of grants paid through POS devices
during the completed pay cycles for the quarter
(3)	2,288,883	2,537,377	2,784,170	2,838,969	3,359,772	3,458,035

Average number of grants processed per
terminal during the quarter (2)	643	643	725	671	845	811

Average number of grants processed per
terminal during the completed pay cycles for
the quarter (3)	584	639	678	683	807	810

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

          The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle, during the 18 month period ended June 30, 2007:

          The following chart presents the number of POS devices installed and the average spend per POS device, per calendar month, during the 18 month period ended June 30, 2007:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures) processed through our installed base of POS devices, per pay cycle, during the 18 month period ended June 30, 2007:

          The following chart presents the growth in the value of loads at merchant locations and the transactions (expenditures), per calendar month, processed through our installed base of POS devices during the 18 month period ended June 30, 2007:

          The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle, for the 18 month period ended June 30, 2007:

          The following graph presents the number of social welfare grants loaded at merchant locations, per calendar month, for the 18 month period ended June 30, 2007:

          International Expansion

          Our preferred approach to enter a new country or market is to identify an entry point for our products and services that will result in ready acceptance by a new card holder base. At the same time, we also identify suitable partners who exhibit one or more of the following qualities:

  access to a client base that has a need for our products and services;
  ability to fund a proportion of the capital expenditures and operating costs required to establish a new venture; or
  expert knowledge of the culture, political and economic dynamics of the country or market they operate in.

          We then incorporate an appropriate corporate entity, usually under the name “SmartSwitch” (if available) for entities implementing new systems to use our UEPS technology with the shareholding proportions determined by the funding committed by ourselves and the other shareholders. We enter into shareholder agreements with our partners and service level agreements with our clients prior to the commencement of activities. When all the shareholders have transferred their respective capital contributions through a combination of capital and loan contributions, as determined in the shareholders agreements, we appoint a local management team in collaboration with our partners and commence with the establishment of the infrastructure required to operate a UEPS system. This process generally takes three to six months, depending on the size of the system required and the number of products and services that will be initially introduced. We license the core UEPS system, and sell the related hardware, customization and training to the corporate entity on normal commercial terms. The management team of the corporate entity is responsible for the initial implementation, the daily operations of the business and the continued growth of the venture through the introduction of new products and services, as the card holder base expands. Depending on the nature and size of our shareholding, we either consolidate or equity account the results of these corporate entities.

          Namibia

          We own 50% of SmartSwitch Namibia, and the other 50% is owned by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. SmartSwitch Namibia operates a national UEPS smart card-based switching and settlement system in Namibia and provided NamPost with a UEPS banking platform. The UEPS system will also be offered to employers, retailers, medical insurance companies and other government institutions.

          The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the un-banked and under-banked citizens of Namibia. NamPost has informed us that as of June 30, 2007, it had acquired 77,089 new clients as a direct result of the implementation of the UEPS technology.

          As of June 30, 2007, SmartSwitch Namibia has activated 177,494 UEPS smart cards and has signed up 140 merchants to accept the UEPS smart cards. SmartSwitch Namibia has launched our UEPS-based prepaid electricity system with Payzone, a Namibian-based company that distributes pre-paid electricity vouchers on behalf of the Windhoek Town Council. This solution will facilitate the sale of prepaid electricity in rural and urban areas using the UEPS system to secure, authenticate and collect payments on behalf of the participating municipalities.

          Phase 1 of the project involved the transfer of all of NamPost’s banking products to the smart card, offering affordability, security, simplicity and flexibility. Negotiations are currently underway with other financial institutions and companies that wish to participate as customers of SmartSwitch Namibia. SmartSwitch Namibia is currently expanding its offering to include medical identification and life insurance sales and premium collection. Negotiations with the service providers are at an advanced stage. We expect the suite of smart card applications to include banking, retail, money transfers, third party bill payments, wages and social security grants.

          During the third quarter of fiscal 2007 we completed the development of NamPost’s investment products including “Save as you Earn”, “Saving Certificates” and Fixed Term Deposits which are now being used by local and foreign depositors. During the fourth quarter of fiscal 2007, SmartSwitch Namibia was granted a permanent license by the Central Bank of Namibia to operate as a multilateral payment system service provider in Namibia in terms of Section 3(6)(a) of the Payment System Management Act, 2003.

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

          SmartSwitch Namibia officially commenced operations during February 2006. During the year ended June 30, 2006, software and hardware were made available for collection to SmartSwitch Namibia. We have recognized net income related to 50% of these software and hardware sales during the year ended June 30, 2007 as we were required to defer this income until such time as SmartSwitch Namibia used or sold this software and hardware, as the case may be.

          Botswana

          During the third quarter of fiscal 2006, we formed SmartSwitch Botswana, to launch and operate a national UEPS smart card-based switching and settlement system in Botswana. We own 50% of the company and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

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

          During the third quarter of fiscal 2007, SmartSwitch Botswana concluded a successful pilot to perform the required functions. On March 19, 2007, the first monthly loan deductions request was received from a micro financier by SmartSwitch Botswana. The monthly deduction file was tested for compliance with the rules by SmartSwitch Botswana and was transmitted to the MFDP on March 20, 2007. The monthly deduction file was used to run deductions against the Government of Botswana’s pay file from April 2007. During the month of June 2007, SmartSwitch Botswana ran 42,718 deductions against the Government of Botswana’s pay file.

          Nigeria

          We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes as we own 80% of the equity. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana. SmartSwitch Nigeria requires UEPS hardware and software to the value of approximately $14 million from us. The revenue and profit arising from these transactions between us and SmartSwitch Nigeria have been eliminated upon consolidation and we have fully consolidated the start-up losses incurred during the year ended June 30, 2007 by SmartSwitch Nigeria. We estimate to incur total start-up losses of approximately $2.0 million during the implementation period.

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

          Diamond Bank, one of Nigeria’s largest banking institutions, has ordered 50,000 smart cards from us for their initial deployment into village community banks. SmartSwitch Nigeria has received approval from the Central Bank of Nigeria to:

  conduct a multi-lateral clearing and settlement system that will allow other financial institutions to participate in the switch; and
  utilize the UEPS smart card as a payment system in Nigeria.

          SmartSwitch Nigeria, as a member of the CHAMS consortium, tendered to provide the Nigerian government with a multi-purpose smart card. The multi-purpose card tender comprises:

  a national identity authentication/ verification system,
  a government financial payments for services system, and
  an affordable banking solution.

          The Nigerian government has awarded the above tender jointly to the two shortlisted bidders, the CHAMS and IRIS consortia. Negotiations are currently underway to define the responsibilities of each of the consortia, which will ultimately determine the role of SmartSwitch Nigeria in this tender.

          We expect SmartSwitch Nigeria to become fully operative during the first half of fiscal 2008.

          Colombia and Vietnam

          We are at various stages of implementation of our VTU solution in Colombia and Vietnam. We have concluded shareholder and loans agreements with partners in Colombia and Vietnam to set up VTU services. In Colombia, we own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system and have commenced a limited and low profile pilot in Bogotá with Colombia’s third largest mobile operator. In addition, agreements have been concluded with VTU Colombia’s initial and primary distribution partner to deploy VTU enabled handsets through its national distribution and sales force. VTU Colombia has also commenced preliminary discussions with Colombia’s largest mobile operator.

          In Vietnam, we own 30% of Vietnam Payment Technologies, or Vinapay. During the fourth quarter of fiscal 2007, Vinapay was authorized and licensed to commence activities. We expect systems installation and integration to the first mobile operator to be concluded by October 2007. In addition, we have commenced preliminary discussions with two of Vietnam’s other mobile operators and the country's largest internet gaming operator.

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

          Ghanaian National Switch and Smart Card Payment System Tender

          In June 2007 we were awarded the National Switch and Smart Card Payment System tender by the Central Bank of Ghana. The tender was issued pursuant to the vision of the Central Bank of Ghana to provide the Ghanaian financial services industry access to a robust technological platform that will allow for the switching of all existing payment instruments and introduce a new biometrically protected smart card designed to deliver affordable financial services to the majority of Ghanaian citizens. We believe this to be the first time that a national electronic payment system will allow so many different technologies to inter-operate with each other for the benefits of all stakeholders.

          The initial contract value for the delivery, installation and customization of the switch and UEPS hardware and software is estimated at approximately US$20 million. The solution will be implemented over the first three quarters of fiscal 2008 and is designed to achieve interoperability between all the existing ATM’s, POS’s and teller terminals owned by individual banks, will deploy new ATM’s and POS’s which will be connected directly to the new processing system and will introduce our UEPS smart card to be issued by the switch and all Ghanaian banks. The system will also incorporate a card risk management applet as well as the ability to provide biometric protection to PIN based applications as an additional, but independent, verification process.

          We expect to generate a license fee based on the number of smart cards acquired for use through the Ghanaian national switch. At this stage we can not reasonably quantify the volume and timing of the smart cards acquired for use and can not provide a reasonable estimate of the quantum of the annual license fees.

          In many developing economies, the number of individuals with bank accounts seldom exceeds 20% of the economically active population and traditional payment channels offered do not operate successfully in rural environments where infrastructures such as electricity, water, communication and buildings are lacking or simply not affordable. There is also a need for local businesses to accept payment tenders such as international branded credit and debit cards like Visa and MasterCard. More pressing, however, is the need for a payment instrument that can be issued to all Ghanaians regardless of their financial status or location that will offer them a range of financial services and products such as pre-paid utilities, money transfers, loan and insurance management, savings accounts, third party payments and the like, in a way that will preserve their integrity, dignity and security.

          We believe the award of this tender to us could precipitate further engagements by neighboring countries to also implement our technology in order to provide the same functionality and to enable cross border transactions.

          Prism Acquisition

          On July 3, 2006, we completed our acquisition of Prism and the results of Prism are included in our financial statements from that date.

          We believe that the acquisition of Prism will provide us with a number of important strategic benefits including the following:

          Merchant Footprint in South Africa. Prism owns EasyPay, the largest bank-independent financial switch in Southern Africa. Prism processed approximately 441 million transactions in fiscal 2007 on behalf of retailers, bill issuers and financial institutions. With the addition of EasyPay our overall footprint in South Africa now extends from the deep rural areas to the urban environment. We intend to upgrade the existing POS devices in the Prism merchant acquiring network to accommodate UEPS based smart cards. We believe this will significantly enhance our wage payment program once we launch that service.

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

          We have largely completed the integration of Prism into our current operations. We believe that there are a number of synergies that have been realized from our acquisition of Prism. These synergies, in our view, enable us to activate a more aggressive offensive and defensive strategy in South Africa. The offensive aspect of our strategy focuses on our wage payment system initiative which we believe will be greatly enhanced. The defensive aspect of our strategy focuses on continuing to play a critical role in the switching and settling of formal credit and debit card transactions on behalf of formal banks and large retail stores. We also are of the view that we are now well-positioned to capitalize on the convergence of technologies such as the cellular phone, the UEPS and banking whereby we will be able to provide services to all segments of the population regardless of their earning power or place of residence.

          Progress of wage payment implementation

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

          In January 2007, we signed a co-operation agreement with Grindrod Bank, a fully registered bank in South Africa, for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. Under the agreement, Grindrod Bank is responsible for the human resources, administration, compliance, risk management and financial affairs of the division. Net1 is responsible for the supply and maintenance of all UEPS hardware and software required to implement and run its wage payment system, for which it will charge a monthly fee per smart card account at Net1’s cost price, and will receive ongoing fee payments based on the amount of business transacted by the division utilizing the UEPS technology. Net1 will assist Grindrod Bank with the implementation of the business plan and operational activities and both parties will each initially contribute $0.7 million (ZAR 5 million) to assist with the set-up costs of the division. The division will report to an executive committee consisting of two Net1 and two Grindrod representatives.

          The target markets for the wage payment system are the un-banked and under-banked wage earners in South Africa, estimated at five million people. These wage earners are typically paid in cash on a weekly, bi-weekly or monthly basis and have all the risks associated with cash payments, but none of the benefits associated with having a formal bank account. Net1 and Grindrod Bank plan to offer these wage earners a UEPS smart card that will allow the card holder to receive payment, transact and access other financial services in a secure, cost-effective way.

          Net1 and Grindrod Bank commenced with the establishment of the division during the third quarter of fiscal 2007. During the establishment phase, all the relevant technological platforms will be installed, where required, or integrated between Net1 and Grindrod. Grindrod Bank, with Net1’s assistance, has also initiated the process that will enable it to become a member of the South African National Payment System and the various payment clearing houses in South Africa and significant progress was made in this regard during the fourth quarter of fiscal 2007. Grindrod Bank has been granted provisional membership of the Payments Association of South Africa, or PASA, and we expect the process of obtaining membership of the various payment clearing houses in South Africa to be completed during the second quarter of fiscal 2008. In parallel, Net1 and Grindrod Bank have defined the products, pricing and marketing strategy for the wage payment system. During the fourth quarter of fiscal 2007, Net1 and Grindrod Bank commenced pilot operations of the wage payment system and 1,807 people, mainly in the agricultural sector, were registered, issued with smart cards and paid. During the first quarter of fiscal 2008, the pilot will be extended to cover multiple employers in a specific geographic area, where after the solution will be made available on a national basis.

          National Credit Act

          The final phase of the National Credit Act (No. 34 of 2005), or NCA, became effective in South Africa on June 1, 2007. The NCA has impacted our traditional and UEPS-based lending activities in South Africa. In compliance with the provisions of the NCA, we are permitted to charge an initiation fee and a service fee on all traditional and UEPS-based lending activities as well as levy interest on a monthly basis. Our management has decided, effective June 1, 2007, to cease charging interest on all new UEPS-based lending activities and now charges a service fee. The fees generated from new UEPS-based lending activities approximate the interest that was historically generated from these activities. We were required, effective June 1, 2007, to reduce the interest charged on all new traditional lending activities and introduce a fee for initiation and servicing of all the new loans. The interest and fees generated from new traditional lending activities approximate the interest that was historically generated from these activities. Our management has included, and will continue to include in the foreseeable future, the initiation and service fees in the financial services segment.

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

          The reform will be implemented in two phases, the first phase entailing a reduction of the STC rate, effective October 1, 2007, to 10% and the second phase, expected in 2008, a total conversion to a dividend tax. It is likely that South Africa companies will be required to withhold the dividend tax on all dividend paid.

          We can not reasonably determine whether these proposals will be enacted as proposed and we will comply with the new tax legislation once it has been enacted. We expect the proposed replacement of STC with a dividend tax to reduce our current fully distributed rate of 36.89% to 29%. In addition, under GAAP we apply the fully distributed rate of 36.89% to our deferred taxation assets and liabilities. The change in the fully distributed rate is expected to reduce our deferred taxation assets and liabilities. We have not yet determined whether we would qualify for the treaty relief available to foreign shareholders.

          Included in our earnings for the year ended June 30, 2007, is deferred income tax expense of approximately $8.3 million (ZAR 59.6 million), respectively, related to the application of the fully distributed rate of 36.89% compared with the South African statutory rate of 29% to our Income before income tax. The following table illustrates the effect on our June 30, 2007, income tax expense, earnings per share and net deferred tax liability as if the first and second phases described above had been enacted on July 1, 2006:

Table 3	Year ended June 30, 2007
		Illustrative	Illustrative
		effect	effect
	Actual	scenario 1(1)	scenario 2(2)
Fully distributed tax rate	36.89%	35.45%	29.00%
Income tax expense	37,574	35,920	29,306
Net deferred tax liability reversal to net income (3)	-	3,389	16,946
Earnings per share, in U.S. cents	111.8	114.7	126.3
Net deferred tax liability as at June 30	29,191	23,584	1,157

          (1) Scenario 1 illustrates the reduction in the fully distributed rate from 36.89% to 35.45% had the reduction in the STC rate been enacted on July 1, 2006.
          (2) Scenario 2 illustrates the abolishment of STC had this been enacted on July 1, 2006. Accordingly, the fully distributed rate decreases from 36.89% to 29%. All South African deferred tax assets and liabilities are now measured at 29% which results in a reversal of net deferred tax liabilities recognized.
          (3) The net deferred tax liability reversal to net income represents the net deferred tax liability rate adjustment as of June 30, 2006 translated at rates applicable as of June 30, 2006 assuming a) the fully distributed tax rate, prior to the abolishment of STC, was 35.45% (potential outcome scenario 1) and b) the fully distributed tax rate is thereafter 29% (potential outcome scenario 2).

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

          Transaction-Based Activities

          The transaction-based activities operating segment consists primarily of our contracts to distribute social welfare payments in South Africa through our subsidiary Cash Paymaster Services (Proprietary) Limited, or CPS, and its operating subsidiaries and our EasyPay operation. CPS’s operating subsidiaries utilize the UEPS technology to administer and distribute social welfare grants in five of South Africa’s nine provinces. Revenues from transaction-based activities include all fees that we earn from provincial governments and participating retail merchants from recurring UEPS transactions that we process through our back-end system, such as the payment of social welfare grants, debit orders, payment of wages, point of sale spending, distribution of medicine, money transfers and prepayment of utility bills and transaction fees from customers of EasyPay. The expenses associated with our provincial contracts transaction-based activities are primarily variable expenses such as security and guarding expenses we incur to help insure the security of the cash we transport and the safety of our employees who transport the cash, banking fees we incur when we withdraw and redeposit cash, insurance and fixed expenses such as salaries and property rental. The expenses associated with our EasyPay transaction-based activities are primarily variable expenses such as data communication charges in order to switch transactions and fixed expenses such as salaries, depreciation of switch fixed assets and property rental.

          Historically, a substantial majority of the revenues we derive from transaction-based activities has consisted of the service delivery component of the fee we charge to the provincial governments with whom we contract for the distribution of social welfare grants. The portion of the fee that relates to the provision of the smart card account is included in the smart card accounts segment. We earn further transaction fees from participating merchants as a result of social welfare beneficiaries electing to receive and spend their grants at a POS installed at participating merchants, instead of visiting a pay-site.

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

          Historically, due to the limited number of services available, almost all of the beneficiaries have downloaded the value of their grant payments onto their smart cards and then immediately accessed the full amount as cash. Our revenue has therefore been limited to fees we earn on the loading and redemption of value on the cards as well as the registration of beneficiaries rather than the provision of other services. We are, however, expanding the services available to beneficiaries to include debit orders, point of service spending and money transfers. We believe that by making these services available to beneficiaries, we have the potential to earn additional revenues in the future.

          Our merchant acquiring system deployed into merchant stores throughout the Northern Cape, Eastern Cape, KwaZulu-Natal, Limpopo and North West provinces of South Africa allows all our card holders to load their social welfare grants or salaries onto their smart cards at any participating merchant. Once their smart cards have been loaded, card holders have the flexibility to either purchase goods or receive cash offline.

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

          Our operations through EasyPay focus on the provision of high-volume, secure and convenient payment, prepayment and value-added services to the South African market. We charge our customers a transaction fee for these services. EasyPay’s infrastructure connects into all major South African banks and switches both debit and credit card EFT transactions for some of South Africa’s leading retailers and petroleum companies.

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

          We also operate a traditional microlending business with approximately 77 branches located throughout South Africa. These branches extend short-term loans for periods ranging from 30 days up to four months, with the majority of loans being 30-day loans. The fixed costs associated with the provision of these accounts are primarily the leasing of office premises and salaries associated with the extension of microlending loans.

          Hardware, Software and Related Technology Sales

          We have developed a range of technological competencies to service our own internal needs and to provide links with our client enterprises. We derive revenues from the hardware, software and related technology sales operating segment by providing to customers the hardware and software required to implement our UEPS system. Typical components for a UEPS system installation are:

  hardware for the back-end switching and settlement system;
  customization of the UEPS software to suit local conditions, including UEPS management system, automated teller machine, or ATM, integration and POS device integration;
  customization of an applications suite to client’s specific requirements, such as banking, retail or wage payments;
  ongoing software and hardware support/maintenance; and
  license fees.

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

          Our acquisition of Prism gives us access to the Prism product base, which we are integrating into our UEPS product and service offerings. The current main Prism products are:

            chip and wireless - our VTU solution facilitates mobile phone-based prepaid airtime vending. The VTU technology enables prepaid cell phone users to purchase additional airtime simply, securely and conveniently. The vendor uses its GSM handset to purchase bulk airtime from a mobile network operator. Airtime value, as opposed to a virtual voucher, is then ‘transferred’ directly from the vendor’s cellular handset to that of the customer. When the vendor runs out of airtime value, it is a simple task to purchase more to resell to customers. We supply chip cards into the South African and other international markets. We work with mobile network operators, card manufacturers and semiconductor manufacturers to provide card technology, solutions and software that enable mobile telephony, mobile transactions and value-added services to take place in a trusted, secure and convenient manner;
            payment solutions - we charge customers a once off fee to install and integrate POS payment products and systems including our FlexiLANI, FlexiGATE and FlexiPOS solutions. In addition, we charge a fee to assist retailers together with their acquirers to meet the requirements of upgrading software, terminals and security for conformity with the latest EMV chip card standards; and
            transaction solutions - we utilize our TDES and EMV security initiatives to assist, through close collaboration, suppliers of payment processing devices to ensure their technologies meet the stringent security standards required by the card associations. As a Thales e-Security Gold partner, we are a value added reseller of Thales transaction security technology into the Southern African region. We sell our self-developed range of PIN encryption devices, card acceptance modules and outdoor payment terminals which are primarily aimed at the retail and petroleum sectors. These devices and modules are suited for high-speed transaction processing requirements, acceptance of multiple payment tokens, value-added services at point of transaction, and adherence to stringent transaction security and payment association standards such as TDES and EMV.

Description of Income Statement Line Items

          Revenue

          Revenue includes (1) fees from provincial governments and participating merchants for transactions effected using our smart cards, including payment of social welfare grants and purchasing goods and services and switching fees generated by EasyPay; (2) one time fixed fees we charge to provincial governments and employers for providing a smart card account to each card holder; (3) interest we earn on UEPS-based and traditional microlending and commissions from life insurance products that we sell on behalf of registered underwriters and (4) proceeds from the sale of hardware, software (including license fees) and related technology.

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

          Selling, general and Administration

          Selling, general and administration expenses consist primarily of (1) personnel expenses for our executive and administration employees (including stock-based compensation charges), (2) costs associated with our head office facility, (3) costs associated with the compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, (4) professional fees, such as audit, legal, advisory and tax and (5) marketing, selling and travel expenses.

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

          Interest Income, Net

          Interest income, net consists of interest we receive on our surplus cash in our bank accounts, net of the interest we pay on short-term borrowings. Interest income we earn from our business of providing short-term loans is included in revenue and is not included in interest income.

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

Entity name	Interest
Permit Group 2 (Proprietary) Limited, or Permit (sold May 2007)	43.16%
SmartSwitch Namibia	50.00%
SmartSwitch Botswana	50.00%
VTU Colombia	50.00%
Vinapay	30.00%

          Permit owned 95% of the common stock of New Era Life Insurance Company, a provider of various insurance products to the South African market.

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

          Stock-based Compensation

          Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or FAS 123R. Estimates and assumptions required to be made by FAS 123R require our management’s judgment. FAS 123R requires all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognizes compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. Accordingly, the fair value of stock options is affected by the assumptions selected. Share-based compensation expense from continuing operations, including the impact of FAS 123R, was $0.9 million and $0.2 million for the year ended June 30, 2007 and 2006, respectively.

          Intangible assets acquired through the acquisition of Prism

          The fair values of the identifiable intangible assets acquired through the acquisition of Prism have been determined by management with the assistance of independent valuation appraisers and guidance provided by FAS 141, Business Combinations. Prism and EasyPay intangible assets were valued separately. The relief from royalty method was used to value trademarks, the multi-period excess earnings was used to value customer relationships and the cost approach method was used to software and unpatented technology. Management was required to make assumptions regarding revenue and cost of sales forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

          The valuations were based on information at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by us. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows.

          Goodwill related to the acquisition represents the excess of the purchase price of Prism over the fair values of the identifiable assets acquired and liabilities assumed.

          Accounts Receivable and Provision for Doubtful Debts

          We maintain a provision for doubtful debts in our microlending business resulting from the inability of certain of our clients to make the required payments. Our policy is to provide for the full outstanding amount for all debts which are outstanding for 150 days and longer. As of June 30, 2007, the full amount of such debt outstanding totaled $5.8 million (ZAR 40.7 million), which is a 17% decrease, in ZAR terms, over the amount outstanding at June 30, 2006 ($6.7 million or ZAR 48.8 million). We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our clients to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each client.

          We also maintain a provision for doubtful debts related to our hardware, software and related technology sales segment as a result of sales or rental of hardware, support and maintenance services provided or sale of licenses to customers. Our policy is to regularly review the aging of outstanding amounts due from customers and adjust the provision based on management’s estimate of the recoverability of the amounts outstanding. Management considers factors including period outstanding, creditworthiness of the customers, past payment history and the results of discussions by our credit department with the customer. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each customer.

          Research and Development

          Our business activities and product offerings depend on our proprietary UEPS software. As a result, we have a large group of software engineers and developers who are constantly revising and improving the core UEPS software. We account for the development cost of software intended for sale to licensees in accordance with FAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or FAS 86. FAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs during the years ended June 30, 2007, 2006 or 2005, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

          A significant amount of judgment is required to separate research costs, new development costs and ongoing development costs based as the transition between these stages. A multitude of factors need to be considered by management, including an assessment of the state of readiness of the software and the existence of markets for the software. The possibility of capitalizing development costs in the future, within the criteria set by FAS 86 or SOP 98-1, may have a material impact on the group’s profitability in the period when the costs are capitalized, and in subsequent periods when the capitalized costs are amortized.

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

          Recent accounting pronouncements not yet adopted as of June 30, 2007

          Refer to Note 2 of our consolidated financial statements included under Item 8 – “Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements not yet adopted as of June 30, 2007, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 4	Year ended June 30,
	2007	2006	2005
ZAR : $ average exchange rate	7.2188	6.4283	6.2219
Highest ZAR : $ rate during period	7.9748	7.5323	6.9473
Lowest ZAR : $ rate during period	6.7193	5.9256	5.5350
Rate at end of period	7.0760	7.2701	6.6840

          Translation exchange rates

          We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2007, 2006 and 2005, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

		Year ended
Table 5		June 30,
	2007	2006	2005
Income and expense items: $1 = ZAR .	7.2100	6.4127	6.2096

Balance sheet items: $1 = ZAR	7.0760	7.2701	6.6840

Results of operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with U.S. GAAP. Our discussion analyzes our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for the year ended June 30, 2006 do not reflect the operations of Prism as we completed that acquisition after the end of the 2006 fiscal year. Prism’s operations are included in our consolidated financial statements from July 3, 2006.

          Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

          The following factors had a significant impact on our results of operations for the year ended June 30, 2007 as compared to the prior year:

  significant weakening of the South African rand, or ZAR, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our reported revenues and net income in U.S. dollars;
  impact of the Prism acquisition, which has increased our reporting revenues and net income but had a negative impact on our operating margin;
  amortization of Prism-related intangibles, which had a negative impact on our net income;
  revenues from hardware and software sales to SmartSwitch Botswana, which increased our revenue and net income;
  continued decrease in margins in our traditional micro-lending operations;
  reduced interest income, net resulting from the utilization of cash resources for the acquisition of Prism at the beginning of the year;
  receipt of a settlement payment from SASSA related to contract variation fees and price increases; and
  increasing use by grant recipients of their smartcards at participating retailers to receive and spend their grants, which resulted in higher volumes in our transaction-based activities.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 6	(US GAAP)
	Year ended June 30,
	2007	2006	$ %
	$ ’000	$ ’000	change
Revenue	$223,968	$196,098	14%
Cost of goods sold, IT processing, servicing and support	54,417	50,619	8%
Selling, general and administration	61,625	48,627	27%
Depreciation and amortization	11,050	5,710	94%
Costs related to public offering and Nasdaq listing	-	1,529
Operating income	96,876	89,613	8%
Interest income, net	4,401	5,889	(25)%
Income before income taxes	101,277	95,502	6%
Income tax expense	37,574	36,653	3%
Income before minority interest and earnings from
equity-accounted investments	63,703	58,849	8%
Minority interest	205	-
Earnings from equity-accounted investments	181	383	(53)%
Net income	$63,679	$59,232	8%

	In South African Rand
Table 7	(US GAAP)
	Year ended June 30,
	2007	2006	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,614,809	1,257,525	28%
Cost of goods sold, IT processing, servicing and support	392,347	324,607	21%
Selling, general and administration	444,316	311,833	42%
Depreciation and amortization	79,670	36,616	118%
Costs related to public offering and Nasdaq listing	-	9,805
Operating income	698,476	574,664	22%
Interest income, net	31,731	37,765	(16)%
Income before income taxes	730,207	612,429	19%
Income tax expense	270,908	235,046	15%
Income before minority interest and earnings from
equity-accounted investments	459,299	377,383	22%
Minority interest	1,478	-
Earnings from equity-accounted investments	1,305	2,456	(47)%
Net income	459,126	379,839	21%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the year ended June 30, 2007, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders, a contract variation fee settlement payment received from SASSA and the inclusion of the operations of Prism from July 3, 2006.

          Our operating income margin for the year ended June 30, 2007, decreased to 43% compared with 46% for the year ended June 30, 2006. The inclusion of Prism operations during the year ended June 30, 2007, has reduced our overall operating margin as Prism operations generate a lower operating margin than our historical operations. In addition, our margin during the year ended June 30, 2007, was further reduced by intangible amortization charges related to Prism intangible assets acquired. This reduction was partially offset by the continued adoption of our merchant acquiring system, increased volumes and pricing in our pension and welfare business and the SASSA settlement payment.

          Selling, general and administration expenses increased during the year ended June 30, 2007 from the comparable quarter in 2006 primarily due to the inclusion of Prism’s operations and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $1.6 million (ZAR 11.7 million) relating to a potential acquisition which we ultimately determined not to pursue.

          Cost of goods sold, IT processing, servicing and support includes a stock-based compensation charge of $0.3 million (ZAR 2.0 million) related to options granted to Prism employees. Selling, general and administration expenses includes a stock-based compensation charge of $0.6 million (ZAR 4.6 million) related to options granted to employees. The stock-based compensation charges included in cost of goods sold, IT processing, servicing and support and selling, general and administration are net of adjustments as a result of forfeitures of $0.2 million (ZAR1.5 million) and $0.4 million (ZAR 3.0 million), respectively. Selling, general and administration also includes the stock-based compensation charge of $0.07 million (ZAR 0.5 million) related to options granted to an employee in January 2006. The employee resigned before any of the options vested and accordingly the stock-based compensation charge of $0.2 million (ZAR 1.4 million) recorded from January to September 2006 has been reversed. The reversal has been included in selling, general and administration.

          Our total costs of maintaining a listing on Nasdaq as well as compliance with Sarbanes, particularly Section 404 of Sarbanes, resulted in expenditures of $1.5 million (ZAR 10.8 million) and $3.0 million (ZAR 19.5 million) during the year ended June 30, 2007 and 2006, respectively. We completed our public offering and Nasdaq listing in August 2005. We incurred approximately $1.5 million (ZAR 9.8 million) during the year ended June 30, 2006, related to legal fees, printing costs, registration and filing and accounting fees.

          The increase in depreciation and amortization during the year ended June 30, 2007 compared to the year ended June 30, 2006, was mainly due to the amortization of intangible assets acquired related to the Prism acquisition and acquisition of the remaining 25.1% of EasyPay. The total amortization of these intangible assets during the year ended June 30, 2007 was approximately $5.4 million (ZAR 39.0 million). The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the year ended June 30, 2007 was $2.0 million (ZAR 14.2 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all of our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities decreased during the year ended June 30, 2007 compared with the year ended June 30, 2006. This reduction was partially offset by the increase in depreciation of our participating merchant POS terminals and Prism property, plant and equipment acquired.

          Interest on surplus cash for the year ended June 30, 2007 increased to $16.4 million (ZAR 118.2 million) from $14.6 million (ZAR 93.6 million) for the year ended June 30, 2006. The increase in interest on surplus cash held in South Africa was due to the adjustment in the South African prime interest rate from an average of approximately 10.50% per annum for the year ended June 30, 2006, to 12.12% per annum for the year ended June 30, 2007. In addition, interest on surplus cash held in the United States increased due to the increase in the federal funds rate from an average of 4.18% per annum during fiscal 2006 to 5.25% per annum during fiscal 2007. These increases in interest rates were offset by lower surplus cash balances as a result of the $95.2 million paid in cash for the acquisition of Prism.

          During the year ended June 30, 2007, our finance costs increased due to an increase in our pre-funding obligation. Finance costs increased to $12.0 million (ZAR 86.5 million) for the year ended June 30, 2007, from $8.7 million (ZAR 55.8 million) for the year ended June 30, 2006.

          Total tax expense for the year ended June 30, 2007 was $37.6 million (ZAR 270.9 million) compared with $36.7 million (ZAR 235.0 million) during the same period in the comparable prior fiscal year. The increase was due to our increased profitability in our transaction-based activities and the settlement payment received.

          Our effective tax rate for the year ended June 30, 2007 was 37.10%, compared to 38.38% for the year ended June 30, 2006. Our effective tax rate for the year ended June 30, 2007 was lower than the statutory tax rate due to foreign tax credits and fewer non-deductible expenses incurred during the year ended June 30, 2007. The effect of the change in tax rate during the year ended June 30, 2006 is included in our tax expense and was approximately $0.2 million (ZAR 1.0 million).

          For the year ended June 30, 2007 and 2006, earnings from Permit totaled approximately $1.3 million and $1.0 million (ZAR 9.4 million and ZAR 6.4 million), respectively. In May 2007 we sold our 43.16% interest in the outstanding share capital of Permit and incurred a loss of approximately $0.6 million (ZAR 4.1 million).

          Included in earnings from equity-accounted investments are losses from equity accounted investment of approximately $0.3 million (ZAR 2.5 million) and $0.07 million (ZAR 0.4 million), before the realization of income from prior periods, related to SmartSwitch Namibia for the year ended June 30, 2007 and 2006, respectively. During the year ended June 30, 2007 we realized income from license fees, software and hardware sales made to SmartSwitch Namibia in prior periods of approximately $0.09 million (ZAR 0.6 million). This income has been included in earnings from equity-accounted investments. During the year ended June 30, 2006 we eliminated hardware sales and other services made to SmartSwitch Namibia of approximately $0.5 million (ZAR 3.2 million).

          Earnings from equity-accounted investments includes a loss of $0.2 million (ZAR 1.8 million) for the year ended June 30, 2007 related to SmartSwitch Botswana. During the fourth quarter of fiscal 2007 SmartSwitch Botswana commenced operations and we do not expect it to generate net income during its first year of operations.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 8	In United States Dollars (US GAAP)
	Year ended June 30,
	2007	% of	2006	% of	%
Operating Segment	$’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	139,006	62%	117,186	60%	19%
Smart card accounts	34,562	15%	36,220	18%	(5)%
Financial services	11,241	5%	16,129	8%	(30)%
Hardware, software and related technology sales	39,159	18%	26,563	14%	47%
Total consolidated revenue	223,968	100%	196,098	100%	14%
Consolidated operating income (loss):
Transaction-based activities	78,785	81%	60,653	68%	30%
Smart card accounts	15,710	16%	16,464	18%	(5)%
Financial services	3,351	3%	6,929	8%	(52)%
Hardware, software and related technology sales	6,115	6%	16,721	19%	(63)%
Corporate/ Eliminations	(7,085)	(6)%	(11,154)	(13)%	(36)%
Total consolidated operating income	96,876	100%	89,613	100%	8%

Table 9	In South African Rand (US GAAP)
	Year ended June 30,
	2007		2006
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	1,002,233	62%	751,483	60%	33%
Smart card accounts	249,192	15%	232,269	18%	7%
Financial services	81,048	5%	103,431	8%	(22)%
Hardware, software and related technology sales	282,336	18%	170,342	14%	66%
Total consolidated revenue	1,614,809	100%	1,257,525	100%	28%
Consolidated operating income (loss):
Transaction-based activities	568,040	81%	388,952	68%	46%
Smart card accounts	113,269	16%	105,579	18%	7%
Financial services	24,161	3%	44,434	8%	(46)%
Hardware, software and related technology sales	44,089	6%	107,227	19%	(59)%
Corporate/ Eliminations	(51,083)	(6)%	(71,528)	(13)%	(29)%
Total consolidated operating income	698,476	100%	574,664	100%	22%

          Transaction-based activities

           In U.S. dollars, revenues increased by 19% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income increased by 30% for the year ended June 30, 2007, from the year ended June 30, 2006.

          In ZAR, revenues increased by 33% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income increased by 46% for the year ended June 30, 2007, from the year ended June 30, 2006.

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

          Operating income margin for the year ended June 30, 2007 increased to 57% from 52% for the year ended June 30, 2006. These profit margin improvements were mainly due to:

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

          Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Overview—Progress of Our Merchant Acquiring System.”

          Higher volumes from our provincial contracts:

          During the year ended June 30, 2007, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the year ended June 30, 2007 increased 7.3% to 45,332,242 from the year ended June 30, 2006.

          The higher volumes under existing provincial contracts during the year ended June 30, 2007, as well as average revenue per grant paid, are detailed below:

Table 10	Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2007	2006	2007	2006
Province	2007	2006	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	20,080,685	18,117,676	2.78	3.13	20.04	20.14
Limpopo (B)	11,662,537	11,154,040	2.26	2.43	16.32	15.59
North West (C)	3,351,477	3,181,242	2.87	2.82	20.73	18.10
Northern Cape (D)	1,669,037	1,585,846	2.58	3.00	18.64	19.30
Eastern Cape (E)	8,568,506	8,204,977	1.79	1.87	12.90	12.04
Total	45,332,242	42,243,781

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

          C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is due to the annual inflation price adjustment approved by the provincial government in October 2006. The annual inflation price increase is effective from July 1, 2006 and resulted in higher Average Revenue per Grant Paid for the year ended June 30, 2007, compared with the year ended June 30, 2006.

          D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registrations.

          E - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to inflation price increases effective January 1, 2007.

          Contract variation settlement payment received from SASSA

          During the year ended June 30, 2007, we received approximately $6.9 million (ZAR 49.5 million) from SASSA as a result of the settlement of contract variations that occurred during the implementation phases in the Eastern Cape province and for annual inflation price increases over the last three years which were not forthcoming. The price charged per beneficiary in the Eastern Cape province was increased as a result of the settlement reached and will be applied until the end of the current contract period, with a further inflation adjustment review scheduled for November 2007. We are engaged with SASSA in respect of each of the provinces where it provides social welfare benefit payments to ensure that revenue from contract variations and price increases are negotiated and received. We record such income in accordance with our revenue accounting policy for contract variations.

          EasyPay transaction fees:

          During the year ended June 30, 2007, EasyPay processed 441.4 million transactions with an approximate value of $13.8 billion, (ZAR 99.4 billion). The average fee per transaction during the year ended June 30, 2007 was $0.03 (ZAR 0.21) . EasyPay transaction fees are not included in our results for the year ended June 30, 2006 as we acquired EasyPay on July 3, 2006.

          Operating income margins generated by EasyPay, before amortization of EasyPay intangibles, during the year ended June 30, 2007 were 41% (28% operating income margin after amortization of EasyPay intangibles), which was lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the year ended June 30, 2007 of approximately $1.7 million (ZAR 12.1 million) is included in the calculation of EasyPay operating margins.

          Allocation of revenues and operating income:

          In order to provide shareholders with additional information on the effects of the Prism acquisition on this segment the table below sets forth the allocation of revenues and operating income between transaction-based activities (excluding EasyPay) and EasyPay on a standalone basis:

Table 11	Year ended June 30, 2007
		Operating	Operating
	Revenue	Income	Income
	’000	’000	Margin

Transaction-based activities (excluding EasyPay)	126,059	75,160	60%
EasyPay	12,947	3,625	28%
EasyPay before amortization of EasyPay intangibles .	-	5,304	41%
Amortization of EasyPay intangibles	-	(1,679)
Total	139,006	78,785	57%

Table 12	Year ended June 30, 2007
		Operating	Operating
	Revenue	Income	Income
	ZAR ’000	ZAR ’000	Margin

Transaction-based activities (excluding EasyPay)	908,885	541,903	60%
EasyPay	93,348	26,137	28%
EasyPay before amortization of EasyPay intangibles .	-	38,241	41%
Amortization of EasyPay intangibles	-	(12,104)
Total	1,002,233	568,040	57%

          Smart card accounts

          In U.S. dollars, revenues and operating income each decreased by 5% for the year ended June 30, 2007, from the year ended June 30, 2006.

          In ZAR, revenues and operating income each increased by 7% for the year ended June 30, 2007, from the year ended June 30, 2006.

          Operating income margin from providing smart card accounts was fairly constant at 45% for each of the years ended June 30, 2007 and 2006.

          Revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,812,273 smart card-based accounts were active at June 30, 2007, compared to 3,653,696 active accounts as at June 30, 2006. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

          Financial services

          In U.S. dollars, revenues decreased by 30% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income decreased by 52% for the year ended June 30, 2007 from the year ended June 30, 2006.

          In ZAR, revenues decreased by 22% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income decreased by 46% for the year ended June 30, 2007 from the year ended June 30, 2006.

          Revenues from UEPS-based lending decreased during the year ended June 30, 2007 compared with the year ended June 30, 2006 primarily due to the lower number of loans granted during the year ended June 30, 2007 compared to the year ended June 30, 2006. In addition, on average, the rate of interest charged on these UEPS-based loans was lower during the year ended June 30, 2007 compared with the year ended June 30, 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring system.

          Revenues from our traditional microlending business decreased during the year ended June 30, 2007, due to increased competition, the implementation of the NCA and our strategic decision not to grow this business and lower interest rates charged on traditional microlending loans. The loan portfolio of the traditional microlending businesses has declined as a result of our strategic decision not to grow this business.

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

          Some of the key indicators of these businesses are illustrated below:

Table 13	As at June 30,
	2007	2006		2007	2006
			$%	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change
Traditional microlending:
Finance loans receivable – gross	5,263	7,169	(27)%	37,244	52,117	(29)%
Allowance for doubtful finance loans
receivable	(2,773)	(3,448)	(20)%	(19,622)	(25,061)	(22)%
Finance loans receivable – net	2,490	3,721	(33)%	17,622	27,056	(35)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	3,265	2,992	9%	23,103	21,750	6%
Total finance loans receivable,
net	5,755	6,713		40,725	48,806

          Operating income margin for the financial services segment decreased to 30% for the year ended June 30, 2007 from 43% for the year ended June 30, 2006, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

          As the NCA regulates fees and interest charged on micro-lending loans and imposes obligations prior to granting of credit to individuals, we are unable to predict the impact on our financial services segment revenues and operating income for the year ended June 30, 2008, as a result of the introduction of the NCA from June 1, 2007.

          Hardware, software and related technology sales

          In U.S. dollars, revenues increased by $12.6 million for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income decreased by $10.6 million for the year ended June 30, 2007, from the year ended June 30, 2006.

          In ZAR, revenues increased by ZAR 112.0 million for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income decreased by ZAR 63.1 million for the year ended June 30, 2007, from the year ended June 30, 2006.

          All activities related to Prism’s products and services, other than EasyPay, have been included in our hardware, software and related technology sales segment.

          Revenue and operating income for the year ended June 30, 2007 comprises:

  sales of terminals to retailers and other customers;

  sales of SIM cards to customers;

  rental of terminals to merchants participating in our merchant acquiring system; and

  repairs and maintenance services to customers.

          The SIM card market is currently in a state of flux. Sales prices for SIM cards continue to decline due to price competition from manufacturers located in countries with lower production costs, global over-supply and global surplus manufacturing capacity. We expect this trend to continue into the foreseeable future. As a result we incurred a loss related to the sale of SIM cards during the year ended June 30, 2007.

          Revenues from sales of hardware to SmartSwitch Botswana during the year ended June 30, 2007, totaled approximately $2.1 million (ZAR 14.9 million) of which approximately $0.4 million (ZAR 3.2 million), after taxation, was eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations. Our operating margin on these sales was significantly higher than other items, including Prism products and services, included within the hardware, software and related technology sales segment.

          During the year ended June 30, 2007, sales of hardware to Nedbank was approximately $4.4 million (ZAR 32.0 million). There were less sales of hardware to Nedbank during the year ended June 30, 2007, compared with the year ended June 30, 2006, due to Nedbank replacing its terminal base in order to make it EMV compliant.

          Amortization of Prism intangible assets during the year ended June 30, 2007 was approximately $3.7 million (ZAR 26.9 million) and reduced our operating income.

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

          Hardware sales to Nedbank are infrequent, and, other than sales generated from the Ghanaian National Switch and Smart Card Payment System Tender award, we do not anticipate revenue from similar large-scale hardware supply contracts to occur in the foreseeable future. In addition, we expect sales of hardware, software and licenses related to our international expansion to occur on an ad hoc basis as and when new international ventures, such as SmartSwitch Namibia and SmartSwitch Botswana, are established.

          Depending on whether we are required to consolidate our interest in new ventures, we may have to eliminate the sale of any hardware, software and licenses to these entities.

          Allocation of revenues and operating income:

          In order to provide shareholders with additional information on the effects of the Prism acquisition on this segment the table below sets forth the allocation of revenues and operating income between hardware, software and related technology sales (excluding Prism) and Prism:

Table 14	Year ended
	June 30, 2007
		Operating
	Revenue	Income
	$’000	$’000

Hardware, software and related technology sales (excluding Prism)	11,593	5,334
Prism	27,566	781
Prism before amortization of intangibles related to Prism acquisition	-	4,511
Amortization of intangibles related to Prism acquisition	-	(3,730)
Total	39,159	6,115

Table 15	Year ended
	June 30, 2007
		Operating
	Revenue	Income
	ZAR ’000	ZAR ’000

Hardware, software and related technology sales (excluding Prism)	83,586	38,458
Prism	198,751	5,631
Prism before amortization of intangibles related to Prism acquisition	-	32,521
Amortization of intangibles related to Prism acquisition	-	(26,890)
Total	282,337	44,089

          Corporate/ Eliminations

          In U.S. dollars, operating loss decreased by $4.1 million for the year ended June 30, 2007, from the year ended June 30, 2006.

          In ZAR, operating loss decreased by ZAR 20.4 million for the year ended June 30, 2007, from the year ended June 30, 2006.

          The decrease in our operating losses for the year ended June 30, 2007 compared with the year ended June 30, 2006 was mainly due to reduction in legal fees and other regulatory fees and higher administration fees charged by our corporate head offices to operating segments. These reductions were partially offset by the inclusion of Prism’s corporate head office charges, inflationary increases in goods and services purchased from third parties and stock compensation charges. Operating losses for the year ended June 30, 2007, include all corporate activities of Prism.

          In addition, corporate/eliminations for the year ended June 30, 2006 includes the non-recurring charges related to our public offering and Nasdaq listing of $1.5 million (ZAR 9.6 million) incurred primarily in the three months ended September 30, 2005.

          Our operating losses also include expenditure related to compliance with Sarbanes, non-executive directors’ fees resulting from the election of independent directors to our board, employee and executives salaries and bonuses, legal and auditor fees, directors and officer’s insurance premiums, telecommunications and property related expenditures including utilities, rental, security and maintenance. Ignoring the effects of exchange rates, we expect inflationary increases to these and other expenses during fiscal 2008.

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

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 16	(US GAAP)
	Year ended June 30,
	2006	2005	$%
	$ ’000	$ ’000	change
Revenue	196,098	176,290	11%
Cost of goods sold, IT processing, servicing and support	50,619	50,682	0%
Selling, general and administration	48,627	45,897	6%
Depreciation and amortization	5,710	6,591	(13)%
Costs related to public offering and Nasdaq listing	1,529	1,817	(16)%
Operating income	89,613	71,303	26%
Interest income, net	5,889	2,389	147%
Income before income taxes	95,502	73,692	30%
Income tax expense	36,653	29,666	24%
Income before earnings from equity-accounted
investments	58,849	44,026	34%
Earnings from equity-accounted investments	383	536	(29)%
Net income	59,232	44,562	33%

	In South African Rand
Table 17	(US GAAP)
	Year ended June 30,
	2006	2005	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,257,525	1,094,688	15%
Cost of goods sold, IT processing, servicing and support	324,607	314,714	3%
Selling, general and administration	311,833	285,001	9%
Depreciation and amortization	36,616	40,927	(11)%
Costs related to public offering and Nasdaq listing	9,805	11,283	(13)%
Operating income	574,664	442,763	30%
Interest income, net	37,765	14,835	155%
Income before income taxes	612,429	457,598	34%
Income tax expense	235,046	184,214	28%
Income before earnings from equity-accounted
investments	377,383	273,384	38%
Earnings from equity-accounted investments	2,456	3,329	(26)%
Net income	379,839	276,713	37%

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

          Selling, general and administration expenses increased during the year ended June 30, 2006 from the prior year due to compliance with Sarbanes, expenditure on non-executive directors’ fees resulting from the election of independent directors to our board, increased legal fees, increased auditor fees, increased bonuses, directors and officer’s insurance premiums, establishment of a presence in North America, an increase in the number of head office staff and salary increases.

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

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 18	In United States Dollars (US GAAP)
	Year ended June 30,
	2006	% of	2005	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	117,186	60%	103,653	59%	13%
Smart card accounts	36,220	18%	34,931	20%	4%
Financial services	16,129	8%	20,215	11%	(20)%
Hardware, software and related technology sales	26,563	14%	17,491	10%	52%
Total consolidated revenue	196,098	100%	176,290	100%	11%
Consolidated operating income (loss):
Transaction-based activities	60,653	68%	44,233	62%	37%
Smart card accounts	16,464	18%	15,878	22%	4%
Financial services	6,929	8%	9,316	13%	(26)%
Hardware, software and related technology sales	16,721	19%	5,689	8%	194%
Corporate/ Eliminations	(11,154)	(13)%	(3,813)	(5)%	193%
Total consolidated operating income	89,613	100%	71,303	100%	26%

Table 19	In South African Rand (US GAAP)
	Year ended June 30,
	2006		2005
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	751,483	60%	643,642	59%	17%
Smart card accounts	232,269	18%	216,907	20%	7%
Financial services	103,431	8%	125,527	11%	(18)%
Hardware, software and related technology sales	170,342	14%	108,612	10%	57%
Total consolidated revenue	1,257,525	100%	1,094,688	100%	15%
Consolidated operating income (loss):
Transaction-based activities	388,952	68%	274,669	62%	42%
Smart card accounts	105,579	18%	98,596	22%	7%
Financial services	44,434	8%	57,849	13%	(23)%
Hardware, software and related technology sales	107,227	19%	35,326	8%	204%
Corporate/ Eliminations	(71,528)	(13)%	(23,677)	(5)%	202%
Total consolidated operating income	574,664	100%	442,763	100%	30%

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

Table 20
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

          Revenues from UEPS-based lending decreased during fiscal 2006 compared with fiscal 2005 due to the reduction in the rate of interest charged on UEPS-based loans during the year. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring system.

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

          Some of the key indicators of these businesses are illustrated below:

Table 21	As at June 30,
	2006	2005		2006	2005
			%	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change
Traditional microlending:
Finance loans receivable – gross	7,169	7,212	(1)%	52,117	48,208	8%
Allowance for doubtful finance loans
receivable	(3,448)	(3,636)	(5)%	(25,061)	(24,308)	3%
Finance loans receivable – net	3,721	3,576	4%	27,056	23,900	13%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	2,992	4,184	(28)%	21,750	27,967	(22)%
Total finance loans receivable,
net	6,713	7,760		48,806	51,867

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

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At June 30, 2007 our cash balances were $171.7 million, which comprised mainly ZAR-denominated balances of ZAR 928.5 million ($131.2 million) and U.S. dollar-denominated balances of $37.1 million. Our cash balances declined from June 30, 2006 levels mainly as a result of the payment of the purchase price for Prism and the payment of provisional taxes, partially offset by the cash generated by operating activities.

          Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the U.S. and European money markets.

          Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have aggregate credit facilities of $81.3 million (ZAR 575.0 million). As a result of utilizing approximately $96.2 million, representing approximately 50% of our June 30, 2006 cash balances to acquire Prism, during the year ended June 30, 2007, we borrowed under these facilities on a short-term basis when our pre-funding requirements exceeded the available cash on hand. We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

          We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $48.0 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. The increase in the number of social welfare grant beneficiaries in the KwaZulu-Natal and Eastern Cape provinces during the year ended June 30, 2007 has increased our pre-funding requirements and we have utilized external short-term financing for the pre-funding of these grant payments.

          The amount disbursed through merchants during June 2007 was reimbursed to us by the provincial governments during the first two weeks of July 2007. We settle our obligation to merchants within 48 hours of the distribution of the grant by the merchant to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month, and a quarter, however, the situation is typically reversed within a week.

          We currently believe that our cash and credit facilities are sufficient to fund our operations for at least the next three quarters. In addition, we have recently submitted tenders for the distribution and administration of social welfare grants in all nine provinces in South Africa in terms of which we may be required to pre-fund the payment of social welfare grants in all nine provinces which will require us to extend our credit facilities and/ or issue debt instruments. In this regard we have received letters of intent from banking institutions to extend such credit facilities and/ or raise debt instruments for us in the event that we are awarded the contracts.

          Cash flows from operating activities

          Cash flows from operating activities for the year ended June 30, 2007, decreased to $65.5 million (ZAR 472.3 million) from $75.8 million (ZAR 486.6 million) for the year ended June 30, 2006. The decrease is largely due to the July 2007 pay cycle which was opened at merchants in the last five days of June 2007 and merchants are traditionally reimbursed within 48 hours of distributing the grant to the beneficiary. The provincial governments typically repay us between seven and 14 days of distributing the grant. In addition, during the year ended June 30, 2006, we sold hardware of approximately $13.3 million (approximately ZAR 85.3 million) to Nedbank which increased our cash flows from operating activities.

          During the year ended June 30, 2007, we paid provisional taxes of approximately $10.6 million (ZAR 78.0 million) related to the tax year ended June 30, 2006 and provisional taxes of approximately $18.8 million (ZAR 134.2 million) related to the tax year ended June 30, 2007. During the year ended June 30, 2006, we paid provisional taxes of approximately $3.2 million (ZAR 20.5 million) related to the tax year ended June 30, 2005 and provisional taxes of approximately $24.2 million (ZAR 155.9 million) related to the tax year ended June 30, 2006. In addition, we paid Secondary Taxation on Companies, or STC, of approximately $0.5 million (ZAR 3.3 million) related to the closure and deregistration of dormant subsidiaries. See the table below for a summary of all taxes paid.

          Taxes paid during the year ended June 30, 2007 and 2006 were as follows:

Table 22	Year ended June 30,
	2007	2006	2007	2006
			ZAR	ZAR
	$‘000	$‘000	‘000	‘000

First provisional payments	12,228	11,963	86,835	74,905
Second provisional payments	6,600	12,223	47,368	80,953
Third provisional payments	2,571	2,861	18,212	18,361
Taxation paid related to prior years	9,027	837	66,837	5,331
Taxation refunds received	(976)	(523)	(7,017)	(3,209)
Secondary taxation on companies	70	496	502	3,332
Total tax paid	29,520	27,857	212,737	179,673

          The South African Revenue Service has increased our second provisional payments for certain of our South African subsidiaries and has requested that we pay approximately $8.5 million (based on the year end exchange rate of $1: ZAR 7.08) (ZAR 60.3 million). These will have a negative impact on our cash flows from operating activities for the first quarter of 2008.

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

          Cash flows from investing activities

          Cash used in investing activities for the year ended June 30, 2007 includes capital expenditure of $3.7 million (ZAR 26.8 million), of which $0.4 million (ZAR 2.9 million) relates to the purchase of enrollment equipment and vehicles for the North West province, $0.5 million (ZAR 3.5 million) relates to the purchase of equipment and furniture for SmartSwitch Nigeria’s data room in Nigeria and $0.8 million (ZAR 5.6 million) related to the purchase of equipment and other property plant and equipment by EasyPay in order to maintain operations.

          During the year ended June 30, 2007, we lent an additional $0.3 million (ZAR 2.2 million) to SmartSwitch Botswana.

          During the year ended June 30, 2007, we paid $82.1 million (ZAR 591.1 million), net of cash received, for the entire issued and outstanding ordinary capital of Prism and approximately $9.7 million (ZAR 70 million) in cash as consideration for the remaining 25.1% of EasyPay. In addition, we sold our 43.16% interest in the outstanding ordinary share capital of Permit for $2.3 million (ZAR 16.6 million) and the outstanding loans of $1.6 million (ZAR 11.5 million) were repaid to us by Permit and its 56.74% shareholder.

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

          Cash flows from financing activities

          As discussed above we were required to utilize our ZAR based-credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries during the year ended June 30, 2007. As our reporting currency is the U.S. dollar and our functional currency is the ZAR the exchange rate fluctuations during the year ended June 30, 2007 resulted in reporting discrepancies between the proceeds from bank overdrafts and the repayment of bank overdrafts presented in our audited consolidated statement of cash flow for the year ended June 30, 2007. The result of these exchange rate fluctuations are included in “Effect of exchange rate changes on cash” in our audited consolidated statement of cash flow for the year ended June 30, 2007.

          During the year ended June 30, 2007, we also received approximately $0.6 million (ZAR 4.3 million) from employees to repay loans associated with stock options granted to them as well as the interest thereon. In addition, we received approximately $3.7 million (ZAR 26.7 million) from the proceeds of stock options exercises by an executive officer and employees. During the year ended June 30, 2007, the other shareholders of SmartSwitch Nigeria, in terms of the shareholders agreement, lent $3.5 million (ZAR 25.6 million) to SmartSwitch Nigeria.

          During the year ended June 30, 2007, we used approximately $1.0 million (ZAR 7.21 million) to repurchase 40,100 shares of our common stock under our stock repurchase program.

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

          During the year ended June 30, 2006, we paid $4.0 million (ZAR 25.7 million) to repurchase 147,973 shares of our common stock.

          There were no significant cash flows from financing activities during the year ended June 30, 2005.

          Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          Capital expenditures for the years ended June 30, 2007, 2006 and 2005 were as follows:

Table 23	Fiscal year ended June 30,
				2007	2006	2005
	2007	2006	2005	ZAR	ZAR	ZAR
Operating Segment	$’000	$’000	$’000	’000	’000	’000

Transaction-based activities	3,093	1,372	2,604	22,301	8,798	16,141
Smart card accounts	-	-	-	-	-	-
Financial services	279	449	832	2,012	2,879	5,169
Hardware, software and related
technology sales	373	-	-	2,689	-	-
Corporate / Eliminations	-	-	-	-	-	-
Consolidated total	3,745	1,821	3,436	27,002	11,677	21,310

          We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

          As mentioned above, our capital expenditures for the year ended June 30, 2007 related mainly to the acquisition of:

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

          All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had no outstanding capital commitments at June 30, 2007. We anticipate that capital spending for the first quarter of fiscal 2008 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 24	Payments due by Period, as at June 30, 2007 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease
obligations	6,230	2,116	2,465	1,649	-
Purchase obligations	5,769	5,769	-	-	-
Capital commitments	65	65
Total	12,064	7,950	2,465	1,649	-

Employee Benefits

          We do not provide retirement benefits to any of our employees. We provide our South African employees with a choice of two health care service providers for which we pay the monthly contribution. We do not provide any post-retirement health care benefits.

Insurance

          We annually assess our risk exposure. At June 30, 2007, we believe that all risks were adequately covered by third party insurers, except where we considered the cost of insurance coverage to be excessive in relation to the probability and extent of loss or we were unable to find any insurance underwriters willing to accept the risks associated with certain aspects of our business. We have confronted the latter with respect to insurance for losses or theft of cash from our delivery vehicles.

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of June 30, 2007 and 2006, our outstanding foreign exchange contracts were as follows:

          As of June 30, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	102,000	ZAR	7.1600	ZAR	7.1180	August 31, 2007
EUR	572,900	ZAR	9.7360	ZAR	9.6639	September 14, 2007

As of June 30, 2006

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	627,372	ZAR	8.0529	ZAR	9.3259	November 30, 2006
EUR	17,091	ZAR	8.5339	ZAR	9.1744	August 1, 2006
EUR	(627,372)	ZAR	8.2625	ZAR	9.3259	November 30, 2006

          Translation Risk

          Translation risk relates to the risk that our results of operations will vary significantly as the U.S. dollar is our reporting currency, but we earn most of our revenues and incur most of our expenses in ZAR. The U.S. dollar to ZAR exchange rate has fluctuated significantly over the past three years. As exchange rates are outside our control, there can be no assurance that future fluctuations will not adversely affect our results of operations and financial condition.

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo, rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $20,043 per month, while interest earned per month on any surplus cash increases by $11,386 per $14.1 million (ZAR 100 million).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-48 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007

          Internal Control over Financial Reporting

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

          Management’s Report on Internal Control Over Financial Reporting

          Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2007.

          Changes in Internal Control over Financial Reporting

          During the year under review we completed our acquisition of Prism. Prism’s major processes were considered and evaluated by our Management as part of our evaluation of the effectiveness of Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

          We have audited the internal controls over financial reporting of Net 1 UEPS Technologies, Inc. and its subsidiaries (the “Company”) to determine that the Company maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Company and our report dated August 29, 2007 expressed an unqualified opinion on those financial statements with an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, with effect from July 1, 2005 using the modified prospective method.

/s/ Deloitte & Touche (South Africa)
Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 29, 2007

ITEM 9B. OTHER INFORMATION

          Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2007, entitled “Election of Directors”, “Executive Officers” and “Corporate Governance”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2007, entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested in Fiscal 2007,” “Compensation of Directors,” “Potential Payments Upon Termination” and “Remuneration Committee Report” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2007, entitled “Security Ownership of Certain Beneficial Owners and Management”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2007, entitled “Certain Relationships and Related Transactions, and Director Independence”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2007, entitled “Audit and Non-Audit Fees”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 3.5 to our Form 8-K filed on June 7, 2005 (SEC File No. 000-31203)).
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed June 17, 2005)
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
10.23

Stock Option Agreement dated as of January 9, 2006, by and between Net 1 UEPS Technologies, Inc. and David A. Schwarzbach (Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed February 7, 2006 (Commission File No. 000-31203))

10.24

Employment Agreement dated as of January 9, 2006, by and between Net 1 UEPS Technologies, Inc. and David A. Schwarzbach (Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed February 7, 2006 (Commission File No. 000-31203))

10.25

Service level agreement dated March 31, 2006, between the Limpopo Provincial Government in its Department of Health and Social Development and Cash Paymaster Services (Northern) (Pty) Ltd (Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed May 9, 2006 (Commission File No. 000-31203))

10.26

Addendum to service level agreement dated as of April 14, 2006, entered into by and between the KwaZulu- Natal Provincial Government, in its Department of Welfare and Population Development and Cash Paymaster Services (KwaZulu-Natal) (Pty) (Ltd) (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed August 29, 2006 (Commission File No. 000-31203))

10.27

Form of Stock Option Agreement dated as of August 24, 2006, by and between Net 1 UEPS Technologies, Inc. and employees of Prism Holdings Limited (incorporated by reference to Exhibit 10.27 to Net 1 UEPS Technologies’ Form 10-Q filed on November 8, 2006 (SEC File No. 000-31203))

10.28

Second Addendum, dated as of August 29, 2006 to the Implementation Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited (incorporated by reference to Exhibit 2.1 to Net 1 UEPS Technologies’ Form 8-K filed on August 31, 2006 (SEC File No. 000- 31203))

10.29	Amended and Restated 2004 Stock Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit A to Proxy Statement filed on October 27, 2006)
10.30

Form of Stock Option Agreement, by and between Net 1 UEPS Technologies, Inc. and recipients of stock options under the Amended and Restated 2004 Stock Option Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 99.3 to Form S-8 filed on January 17, 2007 (SEC File No. 000-31203))

10.31

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province (incorporated by reference to Exhibit 10.31 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.32

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo (formerly Northern) province (incorporated by reference to Exhibit 10.32 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.33

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Eastern Cape province (incorporated by reference to Exhibit 10.33 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.34

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province (incorporated by reference to Exhibit 10.34 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.35

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province (incorporated by reference to Exhibit 10.35 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.36	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Serge Christian Pierre Belamant
10.37	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Herman Gideon Kotze
10.38	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Brenda Lynn Stewart
10.39	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Nitin Soma
10.40	Form of Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and employees of Net 1 UEPS Technologies, Inc.
14	Amended and Restated Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 8-K filed June 7, 2005)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

Date: August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Serge C.P. Belamant Serge C.P. Belamant	Chief Executive Officer and Chairman of the Board and Director (Principal Executive Officer)	August 29, 2007

/s/ Herman Gideon Kotze Herman Gideon Kotze	Chief Financial Officer, Treasurer and Secretary and Director (Principal Financial and Accounting Officer)	August 29, 2007

/s/ Antony Charles Ball	Director	August 29, 2007
Antony Charles Ball

/s/ Christopher Stefan Seabrooke	Director	August 29, 2007
Christopher Stefan Seabrooke

/s/ Alasdair Jonathan Kemsley Pein	Director	August 29, 2007
Alasdair Jonathan Kemsley Pein

/s/ Paul Edwards	Director	August 29, 2007
Paul Edwards

/s/ Florian P. Wendelstadt	Director	August 29, 2007
Floridan P. Wendelstadt

FORM 10-K — ITEM 8

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company at June 30, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

     Effective July 1, 2005, the Company changed its method of accounting for stock based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment. The Statement was adopted using the modified prospective method and accordingly prior periods’ information has not been restated.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2007, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 29, 2007

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2007 and 2006

	2007	2006
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$171,727	$189,735
Pre-funded social welfare grants receivable	26,817	17,223
Accounts receivable, net	30,503	21,219
Finance loans receivable, net	5,755	6,713
Deferred expenditure on smart cards	507	656
Inventory	5,645	1,935
Deferred income taxes	7,028	3,237
Total current assets	247,982	240,718

LONG-TERM RECEIVABLES	54	946
PROPERTY, PLANT AND EQUIPMENT, net	7,582	3,757
EQUITY-ACCOUNTED INVESTMENTS	2,992	4,986
GOODWILL	85,871	13,923
INTANGIBLE ASSETS, net	31,609	5,649

TOTAL ASSETS	376,090	269,979

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	16	20
Accounts payable	5,879	2,073
Other payables	34,457	28,575
Income taxes payable	14,346	12,455
Total current liabilities	54,698	43,123

DEFERRED INCOME TAXES	36,219	17,846

INTEREST BEARING LIABILITIES – outside shareholders loans	4,100	-

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	95,017	60,969

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized shares: 83,333,333 with $0.001 par value;
Issued and outstanding shares: 2007: 51,730,547; 2006: 49,744,852	52	50

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares: 2007: 5,656,110; 2006: 7,315,099	5	7

B CLASS PREFERENCE SHARES
Authorized shares: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company): 2007:
41,676,625; 2006: 53,900,752	7	9

ADDITIONAL PAID-IN CAPITAL	112,167	105,792

TREASURY SHARES, AT COST: 2007: 299,821; 2006: 147,973	(7,795)	(3,958)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(3,915)	(9,763)

RETAINED EARNINGS	180,552	116,873

TOTAL SHAREHOLDERS’ EQUITY	281,073	209,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$376,090	$269,979

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share data)
REVENUE	$223,968	$196,098	$176,290
Sale of goods	27,716	17,867	11,885
Loan-based interest and fees received	11,460	15,017	19,069
Services rendered	184,792	163,214	145,336
EXPENSE
Cost of goods sold, IT processing, servicing and support	54,417	50,619	50,682
Selling, general and administration	61,625	48,627	45,897
Depreciation and amortization	11,050	5,710	6,591
Costs related to public offering and Nasdaq listing	-	1,529	1,817
OPERATING INCOME	96,876	89,613	71,303
INTEREST INCOME, net	4,401	5,889	2,389
INCOME BEFORE INCOME TAXES	101,277	95,502	73,692
INCOME TAX EXPENSE	37,574	36,653	29,666
NET INCOME BEFORE MINORITY INTEREST AND EARNINGS FROM
EQUITY-ACCOUNTED INVESTMENTS	63,703	58,849	44,026
MINORITY INTEREST	205	-	-
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	181	383	536
NET INCOME	$63,679	$59,232	$44,562
Net income per share
Basic earnings – common stock and linked units	1.12	1.05	0.81
Diluted earnings – common stock and linked units	1.11	1.03	0.80

See accompanying notes to consolidated financial statements.

NET 1 UEPS Technologies, Inc.
CONSOLIDATED STATEMENTS OF MOVEMENTS IN SHAREHOLDERS' EQUITY
for the years ended June 30, 2007, 2006 and 2005

						Special Convertible		B Class
	Common Stock					Preferred Stock		Preference Shares			Accumulated
	Number		Number		Additional	Number		Number			Other
	of		of treasury	Treasury	Paid-in	of		of		Retained	Comprehensive		Comprehensive
	Shares	Amount	shares	shares	Capital	Shares	Amount	Shares	Amount	Earnings	Income (loss)	Total	Income (loss)
		'000		'000	'000		'000		'000	'000	'000	'000	'000
Balance - July 1, 2004	22,539,204	23		-	71,954	32,161,190	32	236,977,187	38	8,502	15,039	95,588

Net Income										44,562		44,562	44,562

Recognition of deferred tax asset,
net of valuation allowance										4,577		4,577

Exercise of options by holders	581,396	1			1,743							1,744

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(1,744)							(1,744)

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	5,427,669	5			7	(5,427,669)	(5)	(39,993,346)	(7)			-

Movement in Foreign Currency
Translation Reserve											(7,725)	(7,725)	(7,725)

Balance - June 30, 2005	28,548,269	29	-	-	71,960	26,733,521	27	196,983,841	31	57,641	7,314	137,002	36,837

Net Income										59,232		59,232	59,232

Issue of shares in public offering	1,538,794	1			33,852							33,853

Share issue costs					(2,370)							(2,370)

Exercise of options by holders	239,367				1,605							1,605

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					1,130							1,130

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(557)							(557)

Stock compensation charge					150							150

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	19,418,422	20			22	(19,418,422)	(20)	(143,083,089)	(22)			-

Acquisition of treasury shares
at market value		-	(147,973)	(3,958)	-							(3,958)

Movement in Foreign Currency
Translation Reserve											(17,077)	(17,077)	(17,077)

Balance - June 30, 2006	49,744,852	$50	(147,973)	$(3,958)	$105,792	7,315,099	$7	53,900,752	$9	$116,873	$(9,763)	$209,010	$42,155

Net Income										63,679		63,679	63,679

Exercise of options by holders	326,706				3,723							3,723

Shares withheld by the Company on
automatic exercise of employee stock
options			(111,748)	(2,837)								(2,837)

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					551							551

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(528)							(528)

Stock compensation charge					1,126							1,126

Reversal of stock compensation charge					(216)							(216)

Income tax benefits from options sold by
employees					1,717							1,717

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	1,658,989	2			2	(1,658,989)	(2)	(12,224,127)	(2)			-

Acquisition of treasury shares
at market value		-	(40,100)	(1,000)	-							(1,000)

Movement in Foreign Currency
Translation Reserve											5,848	5,848	5,848

Balance - June 30, 2007	51,730,547	$52	(299,821)	$(7,795)	$112,167	5,656,110	$5	41,676,625	$7	$180,552	$(3,915)	$281,073	$69,527

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
		(In thousands)

Cash flows from operating activities
Net income	$63,679	$59,232	$44,562
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation and amortization	11,050	5,710	6,591
Earnings from equity-accounted investments	(181)	(383)	(536)
Fair value adjustment related to financial liabilities	161	6	49
Fair value adjustments of FAS 133 derivative instruments	25	(90)	(507)
Interest payable	234	-	-
(Profit) Loss on disposal of property, plant and equipment	(286)	(210)	14
Loss on disposal of equity-accounted investment – Permit Group 2 (Pty) Ltd	586	-	-
Profit on disposal of business	-	(10)	-
Minority interest	205	-	-
Stock compensation charge, net of forfeitures	910	150	-
Write down of property, plant and equipment	-	314	-
Other	-	-	(34)
Increase in accounts receivable, pre-funded social welfare grants
receivable and finance loans receivable	(9,469)	(13,870)	(5,462)
Decrease in deferred expenditure on smart cards	155	3,199	1,063
Increase in inventory	(2,203)	(109)	(979)
(Decrease) Increase in accounts payable and other payables	(1,470)	13,183	(1,850)
Increase (Decrease) in taxes payable	268	(471)	(10,723)
Increase in deferred taxes	1,802	9,126	5,954
Net cash provided by operating activities	65,466	75,777	38,142

Cash flows from investing activities
Capital expenditures	(3,745)	(1,821)	(3,436)
Proceeds from disposal of property, plant and equipment	685	336	39
Proceeds from disposal of business	-	10	-
Proceeds from disposal of equity-accounted investment
- Permit Group 2 (Pty) Ltd	2,301	-	-
Long-term receivables and loan to equity-accounted investment repaid	1,622	-	-
Acquisition of and advance of loans to equity-accounted investments	(360)	(4,030)	-
Acquisition of Prism Holdings Limited and remaining 25.1% of EasyPay, net of
cash acquired	(92,043)	-	-
Net cash used in investing activities	(91,540)	(5,505)	(3,397)

Cash flows from financing activities
Proceeds from issue of common stock	909	33,661	-
Acquisition of treasury stock	(1,000)	(3,958)	-
Proceeds from bank overdraft	84,657	20	-
Repayment of bank overdraft	(84,854)	-	(19)
Proceeds from interest bearing liabilities	3,513	-	-
Net cash provided by (used in) financing activities	3,225	29,723	(19)

Effect of exchange rate changes on cash	4,841	(18,009)	(7,259)

Net (decrease) increase in cash and cash equivalents	(18,008)	81,986	27,467

Cash and cash equivalents – beginning of year	189,735	107,749	80,282

Cash and cash equivalents at end of year	$171,727	$189,735	$107,749

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
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

     As a result of the transaction described below, the shareholders of Aplitec obtained a majority voting interest in Net1 on June 7, 2004. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a reverse acquisition with Net1 as the acquired entity. We refer to the continuing combined entity of Net1 and Aplitec and their consolidated subsidiaries as the “Company”. We refer to the historic Aplitec business before the transaction as “Aplitec”, and the subsidiary that legally acquired the business of Aplitec as “New Aplitec”. “Net1” refers solely to the Florida corporation and the business of Net1 prior to the Aplitec transaction.

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
for the years ended June 30, 2007, 2006 and 2005
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

  The combination of instruments issued to the reinvesting shareholders (B class preference shares and B Class loans in New Aplitec as well as rights to receive special convertible preferred stock in Net1) are referred to as “linked units” and the reinvesting shareholders that hold these instruments are referred to as “linked unit holders”. Both the Net1 common stock and the linked units have been reflected as shareholders’ equity. Refer to Note 12 – Capital Structure and Creditor Rights Attached to the B Class Loans for a detailed explanation of this treatment.

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

     On July 3, 2007, the Company acquired the entire outstanding ordinary share capital of Prism Holdings Limited (“Prism”), a South Africa company listed on the JSE Limited until June 30, 2007, for approximately $95.2 million in cash. This transaction is discussed in more detail in Note 3.

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
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Principles of consolidation

     The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

     Financial Account Standards Interpretation Note No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, Revised December 2003 (“FIN 46R”), clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. As required by FIN 46R the Company, if it is the primary beneficiary, consolidates entities which are considered to be Variable Interest Entities (“VIE”). FIN 46R considers the primary beneficiary to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of the requirements of FIN 46R during the years ended June 30, 2007 and 2006.

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

     Changes to comparative information

     The consolidated statement of cash flows is presented using the indirect method with supplemental note disclosures for the years ended June 30, 2007, 2006 and 2005. The Company’s 2006 Annual Report on Form 10-K presented the consolidated statement of cash flows for the years ended June 30, 2006 and 2005 using the direct method with supplemental note disclosures.

     Property, plant and equipment

     Property, plant and equipment are shown at cost less accumulated depreciation. Property, plant and equipment are depreciated on the straight-line basis at rates which are estimated to amortize the assets to their anticipated residual values over their useful lives. Within the following asset classifications, the expected economic lives are approximately:

Computer equipment	3 years
Office equipment	3 to 6 years
Vehicles	4 to 5 years
Furniture and fittings	5 to 10 years
Plant and equipment	5 years

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

     Sales taxes

     Revenue and expenses are presented net of sales, use and value added taxes, as the case may be.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income taxes

     The Company provides for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. The tax rate in South Africa varies depending on whether income is distributed. The income tax rate is currently 29%, but upon distribution an additional tax (Secondary Tax on Companies, or “STC”) of 12.5% is due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes using a combined rate of 36.89% . The income tax rate during the year ended June 30, 2005 was 30%, and the combined rate was 37.78% . The decrease in the statutory rate of taxation for South African domiciled companies from 30% to 29% for all fiscal years ending on or after April 1, 2005 was promulgated on July 19, 2005, which has resulted in a decrease in the Company’s distributed rate from 37.78% to 36.89% for all fiscal years commencing on or after July 1, 2005.

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
for the years ended June 30, 2007, 2006 and 2005
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

     The Company’s principal revenue streams and their respective accounting treatments are discussed below:

     Fees and commissions

     The Company provides a state welfare benefit distribution service to provincial governments in South Africa. Fees are computed based on the number of beneficiaries included in the government payfile. Fee income received for these services is recognized in the statement of operations when distributions have been made to the beneficiaries.

     Beneficiaries are able to load their welfare grants at merchants enrolled in the Company’s participating retailer program in certain provinces. There is no charge to the beneficiary to load the grant onto a smart card at the merchant location, however, a fee is charged to the merchant for purchases made at the merchant using the smart card. A fee is charged to the merchant when the beneficiary makes a cash withdrawal. Fee income received for these services is recognized in the statement of operations when the transaction occurs.

     The Company provides an automated payment collection service to third parties, for which it charges monthly fees. These fees are recognized in the statement of operations as the underlying services are performed.

     Contract variations fees

     The Company records additional revenue from variations to contracts for the provision of state welfare benefits, if:

  there is persuasive evidence of an agreement; and
  collectibility is reasonably assumed; and
  all material terms and conditions of the agreement have been adhered to.

     Hardware sales

     Revenue from hardware sales is recognized when risk of loss has transferred to the customer and there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

     To the extent that sales of hardware are made in an arrangement that includes software that is more than incidental, the Company applies the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended (“SOP 97-2”). This requires a consideration of post contract maintenance and technical support or other future obligations which could impact the timing and amount of revenue recognized.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue recognition (continued)

     Software

     Revenue from licensed software is recognized on a subscription basis over the period that the client is entitled to use the license. Revenue from the sale of software is recognized if all revenue recognition criteria have been met. Post contract maintenance and technical support in respect of software is generally negotiated and sold as a separate service and is recognized over the period such items are delivered.

     Interest income

     Interest income earned from micro-lending activities is recognized in the income statement as it falls due, using the effective interest rate method by reference to the constant interest rate stated in each loan agreement. Fees earned for establishing loans are recognised over the period of the loan as interest income.

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

     Systems implementation projects

     The Company undertakes smart card system implementation projects. The hardware and software installed in these projects are in the form of customized systems, which ordinarily involve modification to meet the customer’s specifications. Software delivered under such arrangements is available to the customer permanently, subject to the payment of annual license fees. Revenue for such arrangements is recognized under the percent complete method, save for annual license fees, which are recognized in the period to which they relate. Up-front and interim payments received are recorded as client deposits until customer acceptance.

     The Company’s customer arrangements may have multiple deliverables. Generally, the Company’s multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements in terms of SOP 97-2. If not, the Company applies the separation provisions of the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The provisions of EITF 00-21 require the Company to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists.

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

     Research and development expenditure

     Research and development expenditures are charged to net income in the periods in which they are incurred. During the years ended June 30, 2007, 2006 and 2005, the Company incurred research and development expenditures of $4.9 million, $0.6 million and $0.6 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
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

     Allowance for doubtful debts

     A specific provision is established where it is considered likely that all or a portion of the amount due from customers renting point of sale (“POS”) equipment, receiving support and maintenance services or purchasing licenses from the Company will not be recovered. Non-recoverability is assessed based on a review by management of the ageing of outstanding amounts, the location of the customer and the payment history in relation to those specific amounts.

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
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Stock-based compensation (continued)

     For the year ended June 30, 2005, the Company accounted for its stock options using the intrinsic-value method prescribed in APB 25. Accordingly, compensation costs of stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the option exercise price and was charged to operations over the vesting period. For plans where the measurement date occurred after the grant date, referred to as variable plans, compensation cost was remeasured on the basis of the current market value of the Company’s stock at the end of each reporting period.

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

     In June 2006, the EITF reached a consensus on EITF 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That Is, Gross versus Net Presentation)(“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within the scope of EITF 06-3 as either gross (included within revenues and costs) or net (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The guidance in EITF 06-3 should be applied to financial reports, through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting periods beginning after December 15, 2006. On adoption of EITF 06-3, the Company continued to present revenues net of taxes. The adoption of EITF 06-03 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows or financial statement disclosure.

     In October 2006, the FASB issued FSP No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1 (“FSP FAS 123(R)-5”). FSP FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
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

     The adoption of FSP FAS 123(R)-5 by the Company did not have an impact on its overall results of operations, financial position or cash flows.

     In November 2006, the EITF reached consensus on EITF No. 06-9, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee (EITF 06-9). The EITF reached a consensus that a change in a subsidiary’s or equity method investee’s reporting period is a change in accounting principle. Therefore, the parent or investor should recognize the effects of the change through retrospective application to all prior periods presented pursuant to Statement 154, Accounting Changes and Error Corrections. EITF 06-9 is effective for interim and annual reporting periods beginning after November 29, 2006. The adoption of EITF 06-9 by the Company did not have an impact on its overall results of operations, financial position or cash flows.

     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB 108 by the Company did not have an impact on its overall results of operations, financial position or cash flows.

     Recent accounting pronouncements not yet adopted as of June 30, 2007

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

     In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently assessing SFAS 159 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements not yet adopted as of June 30, 2007 (continued)

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

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

3.      ACQUISITIONS

     2007 Acquisitions

     Prism

     On July 3, 2006, the Company acquired the entire issued and outstanding share capital of Prism for ZAR1.16 per share (approximately $0.16, at the USD:ZAR exchange rate as of July 3, 2006) for a total consideration of $95.2 million which was paid in cash. The acquisition has been accounted for as a purchase business combination in accordance with FAS 141, Business Combinations (“FAS 141”).

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

     The Company acquired Prism because it fits in well with the Company’s strategy, particularly in South Africa. On July 3, 2006, Prism owned a 74.9% interest in EasyPay (Proprietary) Limited (“EasyPay”), the largest bank-independent financial switch, or transaction processor, in South Africa. Effective October 1, 2006, Prism acquired the remaining 25.1% interest in EasyPay. This transaction is discussed in more detail below.

     During fiscal 2007 and 2006, EasyPay processed approximately 441 million and 358 million, respectively, transactions on behalf of retailers, bill issuers and financial institutions. The bulk of these transactions were acquired through a base of approximately 50,000 customer owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. Prism has also developed a core competency in mobile communications and licenses its intellectual property to manufacturers of Global System for Mobile Communication (“GSM”) Subscriber Identity Module (“SIM”) cards and mobile operators.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

     2007 Acquisitions (continued)

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

     The following table sets forth the amount paid for Prism using exchange rates applicable as of July 3, 2006:

Acquisition of the entire issued and outstanding share capital of Prism for cash	$95,178
Costs directly related to the acquisition	2,342
Total purchase price	$97,520

     The following table sets forth the final allocation of the purchase price using exchange rates applicable as of July 3, 2006:

Cash and cash equivalents	$15,090
Accounts receivable, net	7,756
Inventory	1,497
Property, plant and equipment	4,211
Intangible assets (see Note 10)	27,900
Trade and other payables	(13,842)
Income taxes payable	(1,223)
Deferred tax assets	2,993
Deferred tax liabilities	(10,366)
Minority interests	(751)
Goodwill (see Note 10)	64,255
Total purchase price	$97,520

     The purchase price allocation was performed by the Company’s management with the assistance of an independent appraiser as of June 30, 2007.

     The results of Prism’s operations, including 74.9% of EasyPay, are reflected in the Company’s financial statements from July 3, 2006.

     Pro forma results of operations for the current period as though the business combination or combinations had been completed at the beginning of the period have been omitted as the acquisition of Prism was completed on July 3, 2006.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

     2007 Acquisitions (continued)

     Prism (continued)

     The following pro forma consolidated results of operations have been prepared as if the acquisition of Prism had occurred at July 1, 2005:

Pro forma results for
the year ended June
30, 2006

Revenue	$249,948

Net income before minority interest and earnings
from equity-accounted investments	$54,675

Net income	$54,185

Earnings per share – basic (in cents)	0.96

Earnings per share – diluted (in cents)	0.95

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
basic earnings per share	56,513,568

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
diluted earnings per share	57,331,281

     The pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

     a) An adjustment to increase operating expenses by $1.1 million for the cost of stock-based compensation charges related to options granted to Prism employees to purchase 904,674 shares of the Company’s common stock at an exercise price of $22.51 per share. These options vest and become exercisable ratably over a period of approximately five years.;

     b) An adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of three to 20 years, of approximately $5.7 million for the year ended June 30, 2006 as well as the related adjustment to deferred tax of $2.1 million.;

     c) an adjustment to decrease interest income by $8.2 million to reflect the interest foregone on the Company’s cash resources used to finance the acquisition of Prism. The adjustment has been tax-effected using a fully distributed rate of 36.89% .

     The pro forma consolidated results of operations for the year ended June 30, 2006 presented in the table above include non-recurring expenses of approximately $0.6 million for transaction-related services performed by external advisors.

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
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

     2007 Acquisitions (continued)

     EasyPay (continued)

     The following table sets forth the amount paid for EasyPay using exchange rates applicable as of October 1, 2006:

Acquisition of the remaining 25.1% of EasyPay from minority shareholder	$8,773
Costs directly related to the acquisition	22
Total purchase price	$8,795

     FAS 141 requires the acquisition of some or all of the noncontrolling equity interests in a subsidiary, whether acquired by the parent, the subsidiary itself, or another affiliate, to be accounted for using the purchase method. Accordingly the fair value of assets and liabilities acquired were determined by management as of October 1, 2006. The following table sets forth the preliminary allocation of the purchase price using exchange rates applicable as of October 1, 2006:

Property, plant and equipment	$1,848
Trade and other receivables	1,202
Cash and cash equivalents	2,477
Trade and other payables	(3,864)
Amounts owing to group companies	(158)
Taxation	(324)
Intangible assets (see Note 10)	16,155
Deferred tax assets	132
Deferred tax liabilities	(4,685)
Total value of EasyPay	12,783

Fair value of remaining 25.1% of EasyPay acquired	3,209

Purchase price	8,795

Goodwill acquired (see Note 10)	$5,586

     The purchase price allocation was based on management estimates as of June 30, 2007 and may be adjusted up to one year following the closing of the transaction.

     The results of the remaining 25.1% of EasyPay’s operations acquired effective October 1, 2006 are reflected in the Company’s financial statements from October 1, 2006.

     The purchase price of $8.8 million, translated at exchange rates prevailing on October 1, 2006, was paid in January 2007.

     SmartSwitch Nigeria

     During the year ended June 30, 2007, the Company established SmartSwitch Nigeria Limited (“SmartSwitch Nigeria”) and owns 80% of the 1,000,000 shares of SmartSwitch Nigeria. In addition, as of June 30, 2007, the Company has provided loan funding totaling approximately $1.6 million to SmartSwitch Nigeria. This loan funding was set off against amounts due by SmartSwitch Nigeria to the Company related to sales of hardware and services provided to SmartSwitch Nigeria by the Company.

     In addition, shareholders owning 20% of SmartSwitch Nigeria have provided loan funding of $3.5 million to SmartSwitch Nigeria. This loan funding is presented as interest bearing liabilities – outside shareholders loans on the consolidated balance sheet as of June 30, 2007.

     The Company established SmartSwitch Nigeria in order to have an impact on the financial industry in Nigeria, where approximately 90% of the population of 140 million people is un-banked and transacts in cash. Through SmartSwitch Nigeria the Company intends to deploy its UEPS technology through several applications, including banking, health care, money transfers, pre-paid utilities and telephony and voting.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.      PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

     The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The July 2007 payment service commenced during the last four days of June 2007 and was offered at government pay points and at merchant locations.

5.      ACCOUNTS RECEIVABLE AND FINANCE LOANS RECEIVABLE

	2007	2006

Accounts receivable, trade, net	$24,026	$16,695
Accounts receivable, trade, gross	24,581	16,854
Allowance for doubtful accounts receivable, end of year	555	159
Allowance for doubtful accounts receivable, beginning of year
re-measured at year end rates	163	-
Allowance charged to statement of operations, re-measured at
year end rates	558	163
Amount utilized, re-measured at year end rates	(166)	(4)

Prepaid establishment costs related to Grindrod opportunity	707	-
Prepaid expenses related to Prism acquisition	-	582
Other receivables	5,770	3,942
Total accounts receivable, net	30,503	21,219

Finance loans receivable
UEPS-based lending	3,265	2,992
Traditional microlending – net	2,490	3,721
Traditional microlending – gross	5,263	7,169
Allowance for doubtful microlending loans , end of year	2,773	3,448
Allowance for doubtful microlending loans, beginning of year
re-measured at year end rates	3,542	3,344
Allowances charged to the statement of operations, re-
measured at year end rates	1,426	587
Amounts utilized, re-measured at year end rates	(2,195)	(483)

Total finance loans receivable	$5,755	$6,713

     Receivables from customers renting POS equipment from the Company are included in Accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable.

     Accounts receivable, trade, also includes amounts due by customers from the sale of hardware and SIM cards.

     In late January 2007, the Company entered into a co-operation agreement with Grindrod Bank Limited (“Grindrod”) for the establishment of a retail banking division within Grindrod that will focus on deploying our wage payment solution in South Africa. Under the co-operation agreement, the Company was required to invest $0.7 million to facilitate the establishment of this retail banking decision. The Company opened a bank account with Grindrod and has transferred the funds and these funds will be drawn down as and when required by the retail banking division.

     The prepaid expenses related to the acquisition of Prism as of June 30, 2006, included legal and other professional fees. The acquisition closed on July 3, 2006, and these amounts were capitalized to the purchase price of the acquisition.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
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

7.      INVENTORY

     The Company’s inventory comprised of the following categories as of June 30, 2007 and 2006.

	2007	2006

Raw materials	$588	-
Finished goods	5,057	$1,935
	$5,645	$1,935

8.      EQUITY-ACCOUNTED INVESTMENTS AND LONG-TERM RECEIVABLE

     Permit Group 2 (Proprietary) Limited (“Permit”)

     On April 1, 2004, Aplitec purchased 43% of the issued share capital of the Permit for $10. A loan of approximately $0.8 million, bearing interest at the then current South African prime rate, currently 11%, and with no fixed repayment terms, was made to Permit in April 2004 and the proceeds of this loan was used to purchase 43% of a 95% interest in New Era Life Insurance Company Limited (“New Era”), a provider of various insurance products to the South African market.

     Imvume Resources (Pty) Limited ("Imvume"), held the remaining 57% equity interest in Permit, and controls Permit through its majority voting rights. The Company had accounted for its 43% interest in Permit up to the date of disposal using the equity method.

     In May 2007, the Company agreed to dispose of its 43% interest in Permit to Imvume for $2.3 million and incurred a loss of approximately $0.6 million on the sale of the equity-accounted investment. On April 1, 2004, the Company had granted a loan of approximately $1 million to Imvume, for the purpose of enabling Imvume to make a loan to Permit. The loan to Imvume, together with the required interest thereon, was repaid in full in May 2007.

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
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.      EQUITY-ACCOUNTED INVESTMENTS AND LONG-TERM RECEIVABLE (continued)

     VTU De Colombia S.A. (“VTU Colombia”)

     In January 2007, the Company acquired a 50% interest in the issued and outstanding ordinary share capital and loans of VTU Colombia. The Company determined that VTU Colombia is a VIE, as the loan to VTU Colombia represents a variable interest but that the Company is not the primary beneficiary of VTU Colombia. Therefore, the Company has not consolidated VTU Colombia, and has accounted for this investment using the equity method.

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

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2007 and 2006:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total

Permit:
Balance as of July 1, 2005	-	$736	$444	$145	$1,325
Earnings from equity-accounted
investment	-	-	868	101	969
Foreign currency adjustment(1)	-	(59)	(145)	(23)	(227)
Balance as of June 30, 2006	-	677	1,167	223	2,067
Earnings from equity-accounted
investment (5) (6)			1,314	101	1,415
Balance as of June 30, 2007(7)	-	-	-	-	-

SmartSwitch Namibia:
Share capital acquired/ loans
extended	$634	1,978			2,612
Loss from equity-accounted
investment			(68)	(518)	(586)
Foreign currency adjustment(2)	(98)	(259)	9	61	(287)
Balance as of June 30, 2006	536	1,719	(59)	(457)	1,739
(Loss) Earnings from equity-
accounted investment (5) (6)			(347)	85	(262)
Foreign currency adjustment(2)	17	48	(10)	22	77
Balance as of June 30, 2007	553	1,767	(416)	(350)	1,554

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.      EQUITY-ACCOUNTED INVESTMENTS AND LONG-TERM RECEIVABLE (continued)

SmartSwitch Botswana:
Share capital acquired/ loans
extended	710	708			1,418
(Loss) Earnings from equity-
accounted investment			(9)	9	-
Foreign currency adjustment(3)	(121)	(117)	-	-	(238)
Balance as of June 30, 2006	589	591	(9)	9	1,180
Loans extended		310			310
Loss from equity-accounted
investment (5) (6)			(245)	(348)	(593)
Foreign currency adjustment(3)	-	17	(1)	(23)	(7)
Balance as of June 30, 2007	589	918	(255)	(362)	890

VTU De Colombia:
Share capital acquired/ loans
extended	50	892			942
Loss from equity-accounted
investment (5) (6)			(113)	(266)	(379)
Foreign currency adjustment(4)	(3)	-	(7)	(5)	(15)
Balance as of June 30, 2007	47	892	(120)	(271)	548

Equity-accounted investments as of
June 30, 2006	1,125	2,987	1,099	(225)	4,986

Equity-accounted investments as of
June 30, 2007	$1,189	$3,577	$(791)	$(983)	$2,992

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

     (5) – the sum of the earnings (loss) from equity accounted investment represents the amount presented on the earnings from equity-accounted investments line in the audited consolidated statement of operations for the year ended June 2007.

     (6) – includes the elimination of unrealized net income as described below.

     (7) – the equity-accounted investment in Permit was sold in May 2007 and there is no investment as of June 30, 2007.

     As the Company owns 50% of SmartSwitch Namibia, SmartSwitch Botswana VTU Colombia, respectively, it is required to eliminate 50% of the net income generated from sales to SmartSwitch Namibia and SmartSwitch Botswana. During the year ended June 30, 2007 the Company sold a license to VTU Colombia. During the year ended June 30, 2007, the Company sold hardware and software to SmartSwitch Botswana. During the year ended June 30, 2006, the Company sold hardware and software to SmartSwitch Namibia. The Company will recognize this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia are utilized in its operations, or has been sold to third party customers, as the case may be.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.      PROPERTY, PLANT AND EQUIPMENT

	2007	2006

Cost:
Computer equipment	$16,289	$9,596
Furniture and office equipment	4,827	2,868
Motor vehicles	8,470	7,836
Plant and equipment	2,402	-
	31,988	20,300
Accumulated depreciation:
Computer equipment	12,834	7,722
Furniture and office equipment	2,763	1,927
Motor vehicles	7,449	6,894
Plant and equipment	1,360	-
	24,406	16,543
Carrying amount:
Computer equipment	3,455	1,874
Furniture and office equipment	2,064	941
Motor vehicles	1,021	942
Plant and equipment	1,042	-
	$7,582	$3,757

10.      GOODWILL AND INTANGIBLE ASSETS

     On July 3, 2006, the Company acquired the entire issued and outstanding share capital of Prism for ZAR1.16 per share (approximately $0.16, at the USD:ZAR exchange rate as of July 3, 2006) for a total consideration of $95.2 million which was paid in cash. The goodwill associated with the acquisition of Prism and the remaining 25.1% of EasyPay represents the excess of cost over the fair value of acquired net assets. The goodwill is not deductible for taxation purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets.

     Goodwill

     The goodwill associated with the acquisition of Prism and the remaining 25.1% of EasyPay has been allocated to the Company’s reportable segments, as follows:

	Prism,	EasyPay,
	July 3,	October 1,
	2006	2006
Transaction-based activities	$30,200	$5,586
Hardware, software and related technology sales	34,055	-
Total (see note 3)	$64,255	$5,586

     Summarized below is the movement in carrying value of goodwill for the years ended June 30, 2007 and 2006:

Carrying
value
Balance as of June 30, 2005	$14,636
Foreign currency adjustment (1)	(713)
Balance as of June 30, 2006	13,923
Goodwill associated with the acquisition of Prism (see note 3)	64,255
Goodwill associated with the acquisition of EasyPay (see note 3)	5,586
Foreign currency adjustment (1)	2,107
Balance as of June 30, 2007	$85,871

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      GOODWILL AND INTANGIBLE ASSETS (continued)

     Goodwill (continued)

     As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	2007	2006

Transaction-based activities	$39,391	$2,338
Smart card accounts	-	-
Financial services	5,014	4,880
Hardware, software and related technology sales	41,466	6,705
Total	$85,871	$13,923

     Intangible assets

     Summarized below are the fair values of the Prism intangible assets acquired, translated at the exchange rate applicable as of July 3, 2006, and the weighted-average amortization period of these intangible assets:

		Weighted-
		Average
	Fair value	Amortization
	as of July 3,	period (in
	2006	years)
Finite-lived intangible assets:
Customer relationships	$14,007	3 – 15
Software and unpatented technology	10,601	3
Trademarks	3,292	5 – 20
Total Prism finite-lived intangible assets acquired (see note 3)	$27,900

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

     Summarized below are the fair value of the intangible assets related to the remaining 25.1% of EasyPay acquired, translated at the exchange rate applicable as of October 1, 2006, and the weighted-average amortization period of these intangible assets:

		25.1% of	Weighted-
	Total fair	fair value	Average
	value as of	as of	Amortization
	October 1,	October 1,	period (in
	2006	2006	years)
Finite-lived intangible assets:
Customer relationships	$12,094	$3,036	3 – 15
Software and unpatented technology	1,490	374	3
Trademarks	2,571	$645	5 – 20
Total finite-lived intangible assets acquired (see note 3)	$16,155

     A deferred tax liability of $1.2 million, at exchange rates applicable as of October 1, 2006, was recognized on October 1, 2006 related to the intangible assets acquired.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      GOODWILL AND INTANGIBLE ASSETS (continued)

     Intangible assets (continued)

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2007 and 2006:

	As of June 30, 2007			As of June 30, 2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$17,649	$(1,419)	$16,230	-	-	-
Software and unpatented technology	11,227	(3,717)	7,510	-	-	-
FTS patent	5,415	(3,792)	1,623	$5,270	$(3,163)	$2,107
Exclusive licenses	4,506	(1,997)	2,509	4,506	(1,349)	3,157
Trademarks	4,072	(375)	3,697	-	-	-
Contract rights	2,371	(2,371)	-	2,308	(1,987)	321
Customer contracts	114	(74)	40	114	(50)	64
Total finite-lived intangible assets	$45,354	$(13,745)	$31,609	$12,198	$(6,549)	$5,649

     The Company obtained its customer relationships intangible asset on the acquisition of Prism and the remaining 25.1% of EasyPay on July 3, 2006 and October 1, 2006, respectively. On acquisition, the customer relationships intangible asset represented the fair value of relationships developed with customers of Prism and EasyPay in the information and communications technology and financial services industries as valued by the Company’s management with the assistance of an independent appraiser. As presented above, the customer relationships are amortized over three to 15 years. Aggregate amortization expense on the customer relationships for the year ended June 30, 2007 was approximately $1.4 million.

     The Company obtained its software and unpatented technology intangible asset on the acquisition of Prism and the remaining 25.1% of EasyPay on July 3, 2006 and October 1, 2006, respectively. The software and unpatented technology was valued by Prism’s technical team and includes the development of software across all divisions within Prism and EasyPay. As presented above, the software and unpatented technology is amortized over three years. Aggregate amortization expense on the software and unpatented technology for the year ended June 30, 2007 was approximately $3.6 million.

     The Company obtained its FTS patent on its acquisition of Net 1 Investment Holdings (Proprietary) Limited (“Net 1 Holdings”) on July 12, 2000. 100% of Net 1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $3.6 million at the year end exchange rate of $1: ZAR7.08), which was satisfied through the issuance of 9,750,000 shares of the Company’s common stock. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $1.8 million (or $1.6 million at the year end exchange rate of $1:ZAR7.08). Net 1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based. The FTS patent is amortized over ten years. Aggregate amortization expense on the FTS patent for the year ended June 30, 2007 was approximately $0.5 million (2006: $0.6 million, 2005: $0.6 million).

     The Company obtained its trademarks on the acquisition of Prism and the remaining 25.1% of EasyPay on July 3, 2006 and October 1, 2006, respectively. These trademarks represent registered trademarks of Prism and EasyPay that were valued by the Company’s management, with the assistance of an independent appraiser. As presented above, the trademarks are amortized over five to 20 years. Aggregate amortization expense on the trademarks for the year ended June 30, 2007 was approximately $0.4 million.

     In December 2003 the Company entered into an agreement with various black economic empowerment partners (the “partners) whereby the partners would provide certain services, for example, debt collection and dispute resolution, related to the Cash Paymaster Services Northern contract. The contract rights have been amortized over the contract period of three years which expired in December 2006. Amortization for the year ended June 30, 2007 was approximately $0.3 million (2006: $0.9 million 2005: $0.9 million).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      GOODWILL AND INTANGIBLE ASSETS (continued)

     Intangible assets (continued)

     As a result of the accounting for the Aplitec transaction as a reverse acquisition, the assets and liabilities of the Company were valued in accordance with the requirements of FAS 141. The customer contracts and exclusive licenses were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of five and seven years respectively. Amortization expense for the customer contracts and exclusive licenses for the year ended June 30, 2007, was $0.02 million and $0.6 million, respectively, (2006: $0.02 million and $0.6 million, respectively 2005: $0.02 million and $0.6 million, respectively).

     Future annual amortization expense is estimated at $6.9 million per annum. Actual annual amortization expense to be reported in future periods could differ from this estimate as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

11.      OTHER PAYABLES

	2007	2006

Participating merchants settlement obligation	$11,241	$11,320
Payroll-related payables	1,308	1,731
Accruals	6,725	5,294
Value-added tax payable	1,968	1,364
Other payables	6,825	5,081
Provisions	6,390	3,785
	$34,457	$28,575

12.      CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS

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
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

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
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

     Special convertible preferred stock (continued)

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

     Conversion of special convertible preferred stock to common stock

     Special convertible preferred stock is convertible into shares of common stock on a one-for-one basis upon the occurrence of a trigger event. With each converted share of special convertible preferred stock that is converted, Net1 receives:

  7.368421056 B class preference shares; and

  such holder’s interest in the New Aplitec B loan accounts.

     Upon conversion, all rights with respect to shares for special convertible preferred stock will cease. Converted shares are cancelled and have the status of authorized but unissued preferred stock, without designation as to series until such shares are once more designated as part of a particular series by the board of directors.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

     Conversion of special convertible preferred stock to common stock (continued)

     During the year ended June 30, 2007, 1,658,989 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 12,224,127 linked units during year ended June 30, 2007. The net result of these conversions was that 12,224,127 B class preference shares and B class loans were ceded to Net1 during the year ended June 30, 2007, which converted 1,658,989 shares of special convertible preferred stock to 1,658,989 common stock in return for the ownership of the 12,224,127 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 1,658,989 and the number of outstanding shares of special convertible preferred stock has decreased by 1,658,989. In addition, as a consequence of the conversion, at June 30, 2007, Net1 owned 195,300,562 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.009 million to $0.007 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

     During the year ended June 30, 2006, 19,418,422 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 143,083,089 linked units during year ended June 30, 2006. The net result of these conversions was that 143,083,089 B class preference shares and B class loans were ceded to Net1 during the year ended June 30, 2006, which converted 19,418,422 shares of special convertible preferred stock to 19,418,422 common stock in return for the ownership of the 143,083,089 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 19,418,422 and the number of outstanding shares of special convertible preferred stock has decreased by 19,418,422. In addition, as a consequence of the conversion, as June 30, 2006, Net1 owned 183,076,435 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.031 million to $0.009 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

13. REVENUE

	2007	2006	2005

Sale of goods – comprising hardware and software
sales	$27,716	$17,867	$11,885
Loan-based interest and fees received	11,460	15,017	19,069
Services rendered – comprising mainly fees and
commissions and contract variation fees	184,792	163,214	145,336
	$223,968	$196,098	$176,290

14.      STOCK-BASED COMPENSATION

     Amended and Restated 2004 Stock Incentive Plan

     The shareholders of Net1 originally approved the 2004 Stock Incentive Plan (the “Plan”) on May 27, 2004. On December 1, 2006, the shareholders of the Company approved the amendment and restatement of the Plan to increase the number of shares issuable under the Plan and to make other administrative revisions. The Plan permits Net1 to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of Net1’s board of directors administers the Plan.

     Term

     No awards may be granted under the Plan after the tenth anniversary of the effective date of the Plan, but awards granted before such tenth anniversary may extend beyond that date.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      STOCK-BASED COMPENSATION (continued)

     Shares Reserved for Awards and Limits on Awards

     The total number of shares of common stock available under the Plan is 5,752,580. The maximum number of shares for which stock options and stock appreciation rights, or for which other stock-based awards may be granted during a calendar year to any participant is 569,120.

     Options Granted under 2004 Stock Incentive Plan

     In 2004, all stock options then available for grant under the Plan were granted to the Company’s directors, officers, other employees and other eligible participants as non-qualified stock options. Of these options, 20% became exercisable on the date of grant, and 20% of the remaining options become exercisable on first, second, third and fourth anniversaries of the date of grant. The options expire ten years from date of grant. Under the rules governing the stock options, those stock options held by persons other than directors and executive officers are automatically exercised on the date they first become exercisable, with payment upon exercise provided by a loan from the Company to the option holder. Such loans are on a recourse basis and bear interest at market rates. Stock options held by directors and executive officers are not automatically exercised when they first become exercisable and no loan is extended for the payment for the exercise price upon exercise. All shares acquired upon exercise, whether held by directors, executive officers or others, may only be sold eleven months after they become exercisable, except as otherwise permitted by the Company’s Remuneration Committee.

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

     The estimated expected volatility was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was approximately $3.0 million. There are no tax consequences related to options granted to employees of Company subsidiaries incorporated in South Africa. As of June 30, 2007, the Company has recorded a deferred tax asset of approximately $0.05 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of sale by the option recipient and the exercise price from income subject to taxation in the United States.

     Awards that expire or are cancelled without delivery of shares generally become available for issuance under the Plan.

     Stock Appreciation Rights

     The Remuneration Committee also may grant stock appreciation rights, either singly or in tandem with underlying stock options. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash or shares of our common stock (as determined by the Remuneration Committee) equal in value to the excess of the fair market value of the shares covered by the right over the grant price. No stock appreciation rights have been granted.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      STOCK-BASED COMPENSATION (continued)

     Other Stock-Based Awards granted under 2004 Stock Incentive Plan

     In 2004, as a condition precedent to the Aplitec transaction, other stock-based awards available for grant under the Plan were granted to directors, officers and other persons. These grants were valued at $3.00 per other stock-based award, vest immediately and can be exercised ratably, on an annual basis, over a period of five years, commencing with the grant date. Market value for the shares was determined to be the price that the private equity funds that funded the Aplitec transaction paid for their shares in Net1. The Plan permits the Remuneration Committee to grant awards that are valued by reference to, or otherwise based on the fair market value of, our common stock. These awards will be in such form and subject to such conditions, as the Remuneration Committee may determine, including the satisfaction of performance goals, the completion of periods of service or the occurrence of events.

     Other stock options

     In January 2006, 200,000 non-qualified stock options were issued at an exercise price of $30.71 per option to a new employee of the Company. These options were scheduled to become exercisable ratably over a period of five years commencing January 9, 2007. The employee resigned on September 13, 2006. Because none of these options had become exercisable prior to the resignation date, the compensation charge of approximately $0.2 million included in additional paid in capital and retained earnings has been reversed. In addition, the deferred tax asset and associated valuation allowance related to the 200,000 stock options has been reversed. The reversal of the stock compensation charge has been allocated to selling, general and administration and the reversal of the deferred tax charge and associated valuation allowance has been allocated to income tax expense.

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

     During the year ended June 30, 2007, Prism employee resignations and terminations resulted in forfeitures of approximately 405,000 options.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      STOCK-BASED COMPENSATION (continued)

     Adoption of SFAS No. 123R, Share Based Payment (“FAS 123R”) and stock-based compensation charge

     The Company elected to adopt the modified prospective application method as provided by FAS 123R and accordingly, from July 1, 2005, compensation cost is recognized based on the requirements of FAS 123R for all new share-based awards and based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”) for all awards granted prior to the effective date of FAS 123R that remain unvested on the effective date. Prior period amounts have not been restated. The adoption of FAS 123R did not have an impact on the options granted pursuant to the 2004 Stock Incentive Plan as the Company accounted for the stock-based compensation charge for these options in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”).

     The stock compensation charge under APB 25 for the years ended June 30, 2005 was $0. Had compensation expense for share options granted under the stock option plan been determined based on fair value at the grant dates consistent with the method required in accordance with FAS 123, the Company’s net income and earnings per share for 2005 would have been as presented in the pro-forma disclosures below:

2005

Net income	$44,562
Add back: stock-based compensation expense included in reported net income, net of related tax
effects	-
Deduct: total stock-based compensation expense determined under fair value based method for all
awards, net of related tax effects	-

Pro-forma net income	$44,562

Earnings per share, in US cents:
Basic, as reported	0.81
Basic, pro forma	0.81

Weighted average assumptions(1):
Risk-free interest rate	3.50%
Dividend yield	0.00%
Stock volatility	72.00%
Average expected life (years)	7.00

(1) the 2005 and 2004 assumptions are based on stock issued under the 2004 Stock Incentive Plan.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      STOCK-BASED COMPENSATION (continued)

     Activity under the 2004 Stock Incentive Plan, other stock options and options granted to employees of Prism

     Activity under the Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the years ended June 30, 2007, 2006 and 2005 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)
Balance outstanding – July 1, 2004	1,453,490	$3.00	10.00	$13,395
Exercised	(581,396)	3.00	-	9,558
Balance outstanding – June 30, 2005	872,094	3.00	9.00	14,302
Granted to new employee	200,000	30.71	10.00
Exercised	(239,367)	3.00	-	6,331
Balance outstanding – June 30, 2006	832,727	9.66	8.36	22,775
Options granted to Prism employees	904,674	22.51	10	-
Options granted under Plan on August 24, 2006	569,120	22.51	10	-
Exercised	(326,706)	-	-	4,565
Forfeitures	(605,272)	-	-	-
Balance outstanding – June 30, 2007	1,374,543	$16.3	8.2	$10,840

Exercisable	245,140	$11.9	7.8	$3,003

     During the year ended June 30, 2007, approximately 537,000 stock options became exercisable. During each of the years ended June 30, 2006 and 2005 approximately 300,000 respectively, stock options became exercisable.

     Options granted to certain employees on August 24, 2006, were automatically exercised on May 8, 2007 as the employees did not provide the Company with an automatic exercise waiver notice. In accordance with the terms of the option agreements, 111,748 shares were withheld from these employees to settle the exercise price. These 111,748 shares are reflected as treasury shares and 12,783 of these shares are available to the Company for issue under the Plan.

     During the years ended June 30, 2007 and 2006, respectively, the Company received approximately $3.7 million and $1.6 million from employees exercising stock options and approximately $0.6 million and $1.1 million from employees repaying loans granted.

     The Company issues new shares to satisfy stock option exercises.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      STOCK-BASED COMPENSATION (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a net stock compensation charge of $0.9 million and $0.2 million for the years ended June 30, 2007 and 2006, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing and	general and
	(benefit)	support	administration

Year ended June 30, 2006
Options granted in January 2006	$216	-	$216
Total – year ended June 30, 2006	$216	-	$216

Year ended June 30, 2007
Options granted in January 2006	$66	-	$66
Options granted to employees of Prism	531	$272	259
Options granted to employees on August 24, 2006	529	-	529
Reversal of stock compensation charge related to options
granted in January 2006	(216)	-	(216)
Total – year ended June 30, 2007	$910	$272	$638

     The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of June 30, 2007, the total unrecognized compensation cost related to stock options is approximately $4.8 million, which the Company expects to recognize over approximately four years. As of June 30, 2007, the interest due from employees related to loans extended to fund stock option exercises was approximately $0.01 million.

     The Company has recognized a deferred tax asset of approximately $0.05 million and $0.06 million, respectively, for the years ended June 30, 2007 and 2006, related to its stock compensation charge under FAS 123R. However, for the year ended June 30, 2006, the Company’s management provided a valuation allowance of approximately $0.06 million against this deferred tax asset because the Company was not assured that it is more likely than not it would, together with its accumulated losses, utilize the tax deduction related to the stock compensation charge in future periods.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      INCOME TAXES

     Presented below is the analysis of the income tax provision for each of the years ended June 30, and the reconciliation of income taxes, calculated at the statutory South African income tax rate, to the income tax provision included in the accompanying statements of operations for each of the years ended June 30:

	2007	2006	2005
Income tax provision
Current income tax provision	$40,778	$35,027	$30,164
Capital gains tax	-	-	-
Change in tax rate	-	(155)	-
Deferred taxation charge (benefit)	(3,204)	1,781	(498)
Income tax provision	$37,574	$36,653	$29,666

Income tax rate reconciliation
Income taxes at statutory South African tax rates	36.89%	36.89%	37.78%
Permanent items	0.40%	0.63%	1.47%
Foreign tax credits	(2.57)%	-%	-%
Movement in valuation allowance	2.38%	1.02%	1.00%
Capital gains tax	-	-%	-%
Change in tax rate	-	(0.16)%	-%
Income tax provision	37.10%	38.38%	40.25%
Current	40.26%	36.68%	40.93%
Capital gains tax	-%	-%	-%
Change in tax rate	-%	(0.16)%	-%
Deferred	(3.16)%	1.86%	(0.68)%

     In July 2005, i.e. for the year ended June 30, 2006, the enacted tax rate in South Africa changed from 37.78% to 36.89% . There were no changes to the enacted tax rate in years ended June 30, 2007 and 2005.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      INCOME TAXES (continued)

     The following table shows the significant components included in deferred income taxes as at June 30:

	2007	2006

Deferred tax assets

Assessed losses	$4,623	$4,144
Provisions and accruals	2,093	1,443
FTS patent	2,472	2,549
Deferred income	189	416
Intangible assets	540	66
Foreign tax credits	2,399	-
Other	1,694	447
Total deferred tax assets before valuation allowance	14,010	9,065
Valuation allowances	(5,284)	(4,720)
Total deferred tax assets, net of valuation allowance	8,726	4,345

Total deferred tax liabilities:

Intangible assets	10,709	1,185
Prepaid expenses	252	284
STC liability, net of STC credits	26,235	17,253
Other	721	232
Total deferred tax liabilities	37,917	18,954

Reported as
Current deferred tax assets	7,028	3,237
Long term deferred tax liabilities	36,219	17,846

Net deferred income tax liabilities	$29,191	$14,609

     Net1 - Movement in valuation allowance

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

     Management has provided a valuation allowance for the Net1 net operating loss carry forward incurred in periods prior to June 2004 as a result of limitations imposed by current United States tax legislation on net operating loss carry forwards available to a company when there is a change in ownership.

     Net1 management believes that the Net1 will be able to utilize some of its net operating loss carry forward during the year ended June 30, 2008. Accordingly, a valuation allowance has been provided for the net operating loss carry forward which management believes it is more likely than not that there will not be sufficient taxable income to utilize the net operating loss carry forward. As of June 30, 2007, Net1 has provided a valuation allowance of $1.9 million. During the year ended June 30, 2007, Net1 utilized approximate $1.1 million of its net operating loss carry forward against taxable income and reversed approximately $0.1 million of its 2006 net operating loss carry forward deferred tax asset. No new net operating loss deferred tax assets were created for Net1 during the year ended June 30, 2007.

     As of June 30, 2006, a portion of the valuation allowance raised against the deferred tax assets relates to net operating losses incurred by Net1. Management did not recognize any of the potential benefit of these net operating losses because the Company could not be assured that it was more likely than not that it would utilize the net operating loss carried forward in future years.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      INCOME TAXES (continued)

     Net1 - Movement in valuation allowance (continued)

     Net1 has incurred net operating losses as detailed in the following table:

Year of loss	Amount	Year of
		Expiration
1998	$556	2013
1999	267	2014
2000	336	2015
2001	674	2016
2002	166	2017
2003	282	2018
2004	4,532	2019
2005	-	2020
2006	-	2021
2007	-	2022
	$6,813

     Net1 - Foreign tax credits

     Net1 has unused foreign tax credits as of June 30, 2007, which its management believes will be utilized in future periods. The unused foreign tax credits expire after five years and accordingly $0.9 million and $1.5 million, respectively, expire in 2011 and 2012.

     South African – movement in valuation allowance

     Net operating losses

     Net operating losses incurred in South Africa generally expire if a company does not trade during the year. Certain companies acquired in the Prism acquisition discussed in Note 3 have net operating losses incurred in periods prior to the acquisition. The Company’s management has provided a valuation allowance $1.6 million related to the South African-based net operating loss carry forward. In South Africa, the subsidiary companies that incurred the losses are currently trading and will continue to trade for the foreseeable future. The South African subsidiary companies net operating losses are presented in the following table:

Year of loss	Amount
2005 and prior, net of utilization (at June 30, 2007 rate of $1: ZAR 7.08)	$4,079
2006	-
2007	3,509
$7,588

     During the year ended June 30, 2007, a subsidiary company in South Africa utilized $3.7 million of its net operating losses carried forward from prior years against taxable income generated during the current year.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      INCOME TAXES (continued)

     South African – movement in valuation allowance (continued)

     Intangible assets

     In addition, at the end of the 2005 fiscal year it was determined that certain intangible assets and the FTS patent had new tax bases as a result of certain reorganizations that occurred in connection with the Aplitec transaction. Consequently a gross deferred tax asset of $6.9 million was recognized in respect of these deductible temporary differences and the other side of the entry was recorded directly in equity in accordance with the requirements of EITF Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or With Its Shareholders Under FASB Statement No. 109. The tax deduction for the intangible asset is claimable in two equal amounts beginning in the tax year ended June 30, 2005. The tax deduction for the FTS patent is claimable over a 20 year period beginning in the tax year ended June 30, 2005. Management has considered all available evidence, both positive and negative, including forecasts of taxable income over its five-year forecasting period, and determined based on the weight of that evidence, that as at 30 June 2007, a valuation allowance is needed for approximately 60% (2006: 72%) of the deduction claimable related to the FTS patent as there may not be sufficient taxable income in the future to offset this deduction. The valuation allowance of $2.3 million recognized on initial recognition of the deferred tax asset has also been charged directly against equity resulting in a net credit to equity of $4.6 million. There was no significant movement in the valuation allowance during the years ended June 30, 2007 and 2006 and the valuation allowance as of June 30, 2007 and 2006, respectively, is approximately $1.7 million and $1.8 million.

16.      EARNINGS PER SHARE

     The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 12, the linked units have the same rights and entitlements as those attached to common stock.

     As the linked units owned by holders are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the year ended June 30, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.9 million) of weighted average common stock (51.3 million) and special convertible preferred stock (5.6 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period.

     The basic earnings per share for the year ended June 30, 2006, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.5 million) of common stock (49.2 million) and special convertible preferred stock (7.3 million) in issue. Included in the weighted average number of shares in issue to calculate earnings and diluted earnings per share were 1,538,794 shares of the Company’s common stock issued in connection with the Company’s August 2005 public offering.

     The basic earnings per share for the year ended June 30, 2005, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (54.7 million) of common stock (28.0 million) and special convertible preferred stock (26.7 million) in issue.

     The weighted average number of outstanding shares presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock have the same rights and entitlements as those attached to the common stock.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      EARNINGS PER SHARE (continued)

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2007, 2006 and 2005.

	2007	2006	2005
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	51,280	49,198	27,984
Weighted average effect of dilutive securities: employee stock options	453	712	636
Weighted average number of outstanding shares of common stock – diluted	51,733	49,910	28,620

	2007	2006	2005
	‘000	‘000	‘000
Weighted average number of outstanding linked units – basic	5,656	7,315	26,734
Weighted average effect of dilutive securities: employee stock options	50	106	607
Weighted average number of outstanding linked units – diluted	5,706	7,421	27,341

	2007	2006	2005
	‘000	‘000	‘000
Total weighted average number of outstanding shares used to calculated earnings
per share – basic	56,936	56,513	54,718

Total weighted average number of outstanding shares used to calculated earnings
per share – diluted	57,439	57,331	55,961

17.      COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for each of the three years ended June 30, 2007 was:

	2007	2006	2005
Net income	$63,679	$59,232	$44,562
Foreign currency translation adjustments	5,848	(17,077)	(7,725)
	$69,527	$42,155	$36,837

18.      SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information:

     The following table presents the supplemental cash flow disclosures for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Cash received from interest	$16,139	$14,496	$16,308
Cash paid for interest	$11,462	$8,741	$13,974
Cash paid for income taxes	$29,520	$27,857	$37,872

     Supplemental non-cash financing activities:

     Financing activities

     As discussed in Note 14, during the year ended June 30, 2007, the Company acquired 111,748 million of the Company’s common stock at $25.39 per share from employees exercising stock options as a result of net share exercises under the terms of the option agreements. These shares are included in the share count and amount reflected as treasury shares issued on the consolidated balance sheet as of June 30, 2007.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
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

     The Transaction-based activities segment currently consists mainly of a state welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2007, there were three such customers, providing 31%, 17% and 11% of total revenue (2006: three such customers, providing 38%, 19% and 12% of total revenue; 2005: three such customers, providing 36%, 20% and 12% of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

     The Financial Services segment derives revenue from the provision of short-term personal lending activities and life insurance products. Interest income is recognized in the income statement as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The final phase of the National Credit Act (No. 34 of 2005), “NCA”, became effective in South Africa on June 1, 2007. The NCA has impacted the Company’s traditional and UEPS-based lending activities in South Africa. In compliance with the provisions of the NCA, the Company is permitted to charge an initiation fee and a service fee on all traditional and UEPS-based lending activities as well as levy interest on a monthly basis. The Company’s management has decided, effective June 1, 2007, to cease charging interest on all new UEPS-based lending activities and now charges a service fee. The fees generated from new UEPS-based lending activities approximate the interest that was historically generated from these activities. The Company’s management was required, effective June 1, 2007, to reduce the interest charged on all new traditional lending activities and also charges an initiation and service fee. The interest and fees generated from new traditional lending activities approximate the interest that was historically generated from these activities. The Company’s management has included, and will continue to include in the foreseeable future, the initiation and service fees in the financial services segment.

     The Hardware, software-related and technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, and SIM card licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application. Sales to SmartSwitch Nigeria Limited and the related taxation implications are not reflected in revenue to external customers, operating income, income taxation expense or net income after taxation presented in the tables below.

     Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      OPERATING SEGMENTS (continued)

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

		June 30,
	2007	2006	2005

Revenues
Transaction-based activities	$139,006	$117,186	$103,653
Smart card accounts	34,562	36,220	34,931
Financial services	11,241	16,129	20,215
Hardware, software and related technology sales	39,159	26,563	17,491
Total	223,968	196,098	176,290

Inter-company Revenues
Transaction-based activities	4,087	4,257	3,000
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	1,618	-	847
Total	5,705	4,257	3,847

Operating income
Transaction-based activities	78,785	60,653	44,233
Smart card accounts	15,710	16,464	15,878
Financial services	3,351	6,929	9,316
Hardware, software and related technology sales	6,115	16,721	5,689
Corporate/ Eliminations	(7,085)	(11,154)	(3,813)
Total	96,876	89,613	71,303

Interest earned
Transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	16,413	14,638	16,341
Total	16,413	14,638	16,341

Interest expense
Transaction-based activities	11,823	8,700	13,564
Smart card accounts	-	-	-
Financial services	1	11	34
Hardware, software and related technology sales	16	38	354
Corporate/ Eliminations	172	-	-
Total	12,012	8,749	13,952

Depreciation and amortization
Transaction-based activities	4,959	4,046	5,112
Smart card accounts	-	-	-
Financial services	392	470	507
Hardware, software and related technology sales	4,343	-	-
Corporate/ Eliminations	1,356	1,194	972
Total	$11,050	$5,710	$6,591

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      OPERATING SEGMENTS (continued)

		June 30,
	2007	2006	2005

Income taxation expense
Transaction-based activities	$19,544	$15,032	$9,182
Smart card accounts	4,556	4,774	4,751
Financial services	971	2,005	2,749
Hardware, software and related technology sales	5,777	4,838	1,540
Corporate/ Eliminations	6,726	10,004	11,444
Total	37,574	36,653	29,666

Net income
Transaction-based activities	47,418	36,919	21,484
Smart card accounts	11,154	11,690	11,125
Financial services	2,376	4,913	6,536
Hardware, software and related technology sales	273	11,847	3,792
Corporate/ Eliminations	2,458	(6,137)	1,625
Total	63,679	59,232	44,562

Expenditures for long-lived assets
Transaction-based activities	3,093	1,372	2,604
Smart card accounts	-	-	-
Financial services	279	449	832
Hardware, software and related technology sales	373	-	-
Corporate/ Eliminations	-	-	-
Total	$3,745	$1,821	$3,436

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

     It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

20.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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
for the years ended June 30, 2007, 2006 and 2005
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

     As of June 30, 2007, 2006 and 2005, the outstanding foreign exchange contracts are as follows:

     As of June 30, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	102,000	ZAR	7.1600	ZAR	7.1180	August 31, 2007
EUR	572,900	ZAR	9.7360	ZAR	9.6639	September 14, 2007

     As of June 30, 2006

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	627,372	ZAR	8.0529	ZAR	9.3259	November 30, 2006
EUR	17,091	ZAR	8.5339	ZAR	9.1744	August 1, 2006
EUR	(627,372)	ZAR	8.2625	ZAR	9.3259	November 30, 2006

     As of June 30, 2005

				Fair market
Notional amount		Strike price		value price		Maturity
USD	98,000	ZAR	6.0542	ZAR	6.7553	September 30, 2005
EUR	57,000	ZAR	8.3404	ZAR	8.1482	August 25, 2005
EUR	285,000	ZAR	8.4137	ZAR	8.2162	October 25, 2005
EUR	798,000	ZAR	8.4494	ZAR	8.2511	November 25, 2005
EUR	39,000	ZAR	8.4793	ZAR	8.2566	November 30, 2005
EUR	106,950	ZAR	8.4078	ZAR	8.2385	November 14, 2005
EUR	267,110	ZAR	8.4213	ZAR	8.1168	July 29, 2005
EUR	324,800	ZAR	8.4536	ZAR	8.1490	August 26, 2005
EUR	101,250	ZAR	8.3908	ZAR	8.0996	July 15, 2005

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
for the years ended June 30, 2007, 2006 and 2005
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

21.      COMMITMENTS AND CONTINGENCIES

     Operating lease commitments

     The Company leases certain premises. At June 30, 2007, the future minimum payments under operating leases consist of:

Due within 1 year	$2,116
Due within 2 years	1,268
Due within 3 years	1,197
Due within 4 years	1,153
Due within 5 years	$496

     Operating lease payments related to the premises and equipment were $4.0 million, $3.3 million and $3.4 million, respectively, for the years ended June 2007, 2006 and 2005, respectively.

     Capital commitments

     As of June 30, 2007, the Company had outstanding capital commitments of approximately $0.07 million which had been approved by the directors. The Company had no outstanding capital commitments as at June 30, 2006 and 2005 which had been approved by the directors.

     Purchase Obligations

     As of June 30, 2007 the Company has purchase obligations totaling $5.8 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.      COMMITMENTS AND CONTINGENCIES (continued)

     Guarantees

     In 2001, Aplitec issued a guarantee of $3.2 million (R20 million) to Nedbank Limited (“Nedbank”), regarding the guarantee provided by Nedbank to the Eastern Cape provincial government. The guarantee was required by the provincial government that Cash Paymaster Services (Proprietary) Limited, a wholly owned subsidiary of Aplitec, would perform under the contract for the provision of welfare grants to beneficiaries in the province. The maximum potential amount that Aplitec could pay is $2.8 million (R20 million), re-measured at the year end exchange rate of $1:ZAR7.08. This bank guarantee is in respect of the Company’s own performance of the contract and the Company is not guaranteeing the performance of any other party.

     Contingencies

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of our business.

     Management of the Company currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or our results of operations.

22.      SHORT-TERM FACILITIES

     As a result of utilizing approximately $95.2 million of its cash to acquire Prism on July 3, 2006, the Company was required, from time to time, to draw down on its short-term facilities in order to meet its obligations to distribute social welfare grants. As of June 30, 2007, the Company had maximum short-term facilities of approximately $81.3 million, translated at exchange rates applicable as of June 30, 2007. The interest rates applicable to these short-term facilities range from the South African prime overdraft rate (13.00% per annum at June 30, 2007) to the South African prime overdraft rate less 225 basis points. As of June 30, 2007, the Company had utilized approximately $0.02 million of its short term facilities. The Company’s management believes its current short-term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

     On August 16, 2007, the South African Reserve Bank announced an increase in the repurchase rate from 9.50% to 10.00% which resulted in the Company’s bankers increasing the South African prime overdraft rate to 13.50% .

23.      RELATED PARTY TRANSACTIONS

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

     The South African Trust was created as a result of the Aplitec transaction to hold the units of reinvesting shareholders. The Company does not have any interests in the trust nor does it have any involvement in the day-to-day operations of the trust. The Company pays the expenses of the trust which comprise mainly the administrative costs related to the conversion by unit holders to Net1 common stock. During the years ended June 30, 2007, 2006 and 2005, the Company incurred expenses of approximately $0.2 million, $0.1 million and $0.2 million, respectively, related to these administrative costs. As of June 30, 2007, $0.02 million is included in accounts payable and should be paid by September 2007.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
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

25.      UNAUDITED QUARTERLY RESULTS

     The following tables contain selected unaudited consolidated statements of income for each quarter of fiscal 2007 and 2006:

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2007	2007	2006	2006	YTD
	(In thousands except per share data)

Revenue	$60,196	$61,275	$49,571	$52,926	$223,968
Operating income	24,491	29,068	20,142	23,175	96,876
Net income	17,531	18,253	12,823	15,072	63,679
Earnings per share (common stock and linked units)
Basic earnings per share	0.31	0.32	0.23	0.27	1.12
Diluted earnings per share	$0.31	$0.32	$0.22	$0.26	$1.11

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2006	2006	2005	2005	YTD
	(In thousands except per share data)

Revenue	$48,198	$54,584	$47,429	$45,887	$196,098
Costs related to public offering and Nasdaq listing	-	25	27	1477	1,529
Operating income	23,001	25,042	21,173	20,397	89,613
Net income	15,545	16,576	13,932	13,179	59,232
Earnings per share (common stock and linked units)
Basic earnings per share	0.27	0.29	0.25	0.24	1.05
Diluted earnings per share	$0.27	$0.29	$0.24	$0.24	$1.03

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2007, 2006 and 2005
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

26.      SUBSEQUENT EVENTS

     On August 1, 2007, the Remuneration Committee of the Board of Directors of the Company, approved an award of 35,000 restricted shares of the Company’s common stock to Brenda Stewart, Senior Vice President of Sales and Marketing, and 30,000 restricted shares of the Company’s common stock to Nitin Soma, Senior Vice President of Information Technology. On August 7, 2007, the Remuneration Committee approved additional awards of 40,000 restricted shares of Company common stock to each of Dr. Serge C.P. Belamant, Chief Executive Officer, and Herman Gideon Kotze, Chief Financial Officer. All of the awards of restricted shares were granted pursuant to the Company’s Amended and Restated 2004 Stock Incentive Plan.

     One-third of the award shares will vest on each of September 1, 2009, 2010 and 2011. Vesting of the award shares is conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target set for that vesting date. Specifically, the financial performance targets shall be set based on a 20% increase, compounded annually, in fundamental diluted earnings per share (expressed in South African rand) (“Fundamental EPS”) above the Fundamental EPS for the fiscal year ended June 30, 2007; provided, however, that in the case of Dr. Belamant and Mr. Kotze, the annual required increase shall be 25% rather than 20%. For this purpose, Fundamental EPS are calculated by adjusting GAAP diluted earnings per share (as reflected in the Company’s audited consolidated financial statements) to exclude the effects related to the amortization of intangible assets, stock-based compensation charges, one-time, large, unusual expenses as determined in the discretion of the Remuneration Committee, and assuming a constant tax rate of 30%. If the Fundamental EPS for the specified fiscal year do not equal or exceed the Fundamental EPS target for such year, no award shares will become vested or nonforfeitable on the corresponding vesting date. Any award shares that do not become vested and nonforfeitable because the Fundamental EPS target is not met for the specified fiscal year remain outstanding and are available to become vested and nonforfeitable as of a subsequent vesting date if the Fundamental EPS target for a subsequent fiscal year is met; provided that the recipient’s service continues through such subsequent vesting date. Any outstanding award shares that have not become vested and nonforfeitable as of September 1, 2011, will be forfeited by the recipient on September 1, 2011 and transferred to the Company for no consideration.

     The Fundamental EPS targets will be proportionately adjusted by the Remuneration Committee for any stock split, reverse stock split, stock dividend, share combination, recapitalization or similar event effected subsequent to the date of grant. The Remuneration Committee, in its sole discretion, may adjust the targets as it considers in good faith to be appropriate to reflect “extraordinary items” including, without limitation, the charges or costs associated with restructurings of the Company, discontinued operations, other unusual or nonrecurring items, and the cumulative effects of accounting changes.

*********************