Form 10-Q
period 2007-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2007-11-08
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from  __________________________ To __________________________

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

As of October 19, 2007 (the latest practicable date), 52,339,194 shares of the registrant’s common stock, par value $0.001 per share, and 5,389,140 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2007	2007
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,522	$171,727
Pre-funded social welfare grants receivable	36,716	26,817
Accounts receivable, net of allowances of – September: $567; June: $555	16,290	30,503
Finance loans receivable, net of allowances of – September: $3,011; June: $2,773	5,302	5,755
Deferred expenditure on smart cards	420	507
Inventory	7,591	5,645
Deferred income taxes	6,646	7,028
Total current assets	288,487	247,982
LONG-TERM RECEIVABLE	45	54
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $25,840; June: $24,406	7,301	7,582
EQUITY-ACCOUNTED INVESTMENTS	3,208	2,992
GOODWILL	87,653	85,871
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
September: $15,749; June: $13,745	30,512	31,609
TOTAL ASSETS	417,206	376,090
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	9	16
Accounts payable	6,330	5,879
Other payables	47,685	34,457
Income taxes payable	15,044	14,346
Total current liabilities	69,068	54,698
DEFERRED INCOME TAXES	38,754	36,219
INTEREST BEARING LIABILITIES – minority interest loans	4,025	4,100
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	111,847	95,017
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued and outstanding shares - September: 52,616,064; June: 51,730,547	52	52
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - September: 5,412,091; June: 5,656,110	5	5
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - September:
39,878,591; June: 41,676,625	6	7
ADDITIONAL PAID-IN-CAPITAL	113,159	112,167
TREASURY SHARES, AT COST: September: 299,821; June: 299,821	(7,795)	(7,795)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	1,947	(3,915)
RETAINED EARNINGS	197,985	180,552
TOTAL SHAREHOLDERS’ EQUITY	305,359	281,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$417,206	$376,090
(A) – Derived from audited financial statements

               See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2007	2006
	(In thousands, except share data)

REVENUE	$60,259	$52,926

EXPENSE

COST OF GOODS SOLD, IT PROCESSING, SERVICING AND SUPPORT	15,143	13,319

SELLING, GENERAL AND ADMINISTRATION	16,464	13,485

DEPRECIATION AND AMORTIZATION	2,746	2,947

OPERATING INCOME	25,906	23,175

INTEREST INCOME, net	2,982	872

INCOME BEFORE INCOME TAXES	28,888	24,047

INCOME TAX EXPENSE	10,872	8,840

NET INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
INTEREST AND (LOSS) EARNINGS FROM EQUITY-ACCOUNTED
INVESTMENTS	18,016	15,207

MINORITY INTEREST	(196)	205

(LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(284)	70

NET INCOME	$17,928	$15,072

Net income per share
Basic earnings, in cents – common stock and linked units	31.4	26.5
Diluted earnings, in cents – common stock and linked units	31.2	26.2

               See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$17,928	$15,072
Depreciation and amortization	2,746	2,947
Loss (Earnings) from equity-accounted investments	284	(70)
Fair value adjustment related to financial liabilities	(73)	2
Fair value of FAS 133 derivative adjustments	7	-
Interest payable	117	-
Profit on disposal of property, plant and equipment	(10)	(34)
Minority interest	(196)	205
Stock-based compensation charge (reversal)	841	(28)
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and
finance loans receivable	5,538	(9,029)
Decrease in deferred expenditure on smart cards	94	43
Increase in inventory	(1,765)	(2,579)
Increase (Decrease) in accounts payable and other payables	12,419	(7,291)
Increase (Decrease) in income taxes payable	496	(2,866)
Increase in deferred income taxes	1,817	2,100
Net cash provided by (used in) operating activities	40,243	(1,528)

Cash flows from investing activities
Capital expenditures	(671)	(843)
Proceeds from disposal of property, plant and equipment	41	118
Acquisition of Prism Holdings Limited, net of cash acquired	-	(82,106)
Net cash used in investing activities	(630)	(82,831)

Cash flows from financing activities
Proceeds from issue of share capital	150	50
Proceeds from bank overdrafts	9	18,173
Repayment of bank overdraft	(16)	(17,056)
Net cash provided by financing activities	143	1,167

Effect of exchange rate changes on cash	4,039	(4,410)

Net increase (decrease) in cash and cash equivalents	43,795	(87,602)

Cash and cash equivalents – beginning of period	171,727	189,735

Cash and cash equivalents at end of period	$215,522	$102,133

               See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

          References to the “Company” refer to Net1 and its consolidated subsidiaries, including Net1 Applied Technology Holdings Limited (“Aplitec”), unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          Translation of foreign currencies

          The functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the U.S. dollar. The current rate method is used to translate the financial statements of the Company to U.S. dollars. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders’ equity.

          Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

          Recent accounting pronouncements adopted

          On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely-than-not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See note 13 - Income tax in interim periods for a discussion of the impact that the adoption of FIN 48 has had on the Company’s financial position and results of operations.

          The Company’s policy is to include interest related to unrecognized tax benefits in interest income, net and penalties in selling, general and administration in the condensed consolidated statements of operations.

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements not yet adopted as of September 30, 2007

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

          In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently assessing SFAS 159 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

2.      Pre-funded social welfare grants receivable

          The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces and pre-funding provided to certain merchants participating in our merchant acquiring system. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The October 2007 payment service commenced during the last few days of September 2007 and was offered at government pay points and at merchant locations.

3.      Deferred expenditure on smart cards

          The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

4.      Inventory

          The Company’s inventory comprised of the following categories as of September 30, 2007 and June 30, 2007.

	September 30,	June 30,
	2007	2007

Raw materials	$616	$588
Finished goods	6,975	5,057
	$7,591	$5,645

5.      Equity-accounted investments

          The functional currency of the Company’s equity-accounted investments is not the U.S. dollar and thus the equity-accounted investments are restated at the period end U.S. dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income. The percentage ownership and functional currency of the Company’s equity-accounted investments is presented in the table below:

	%	Functional currency of the
Equity-accounted investment	owned	equity-accounted investment
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	Namibia Dollar
SmartSwitch Botswana (Pty) Ltd (“SmartSwitch Botswana”)	50%	Botswana Pula
VTU De Colombia S.A. (“VTU Colombia”)	50%	Colombian Peso
Vietnam Payment Technologies Joint Stock Company (“VinaPay”)(1)	30%	Vietnamese Dong
(1) – acquired during the first quarter of fiscal 2008.

          Summarized below is the Company’s interest in equity-accounted investments as of September 30, 2007 and June 30, 2007:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total

Balance as of July 1, 2006	1,125	2,987	1,099	(225)	4,986
Share capital acquired/ loans
extended	50	1,202	-	-	1,252
Earnings (Loss) from equity-
accounted investment	-	-	609	(428)	181
Earnings from equity-accounted
investment – Permit(1)	-	-	1,314	101	1,415
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(2)	-	-	(347)	85	(262)
Loss from equity-accounted
investment – SmartSwitch
Botswana(2)	-	-	(245)	(348)	(593)
Loss from equity-accounted
investment – VTU Colombia(2)	-	-	(113)	(266)	(379)
Sale of Permit	-	(677)	(2,481)	(324)	(3,482)
Foreign currency adjustment(3)	14	65	(18)	(6)	55
Balance as of June 30, 2007	1,189	3,577	(791)	(983)	2,992
Share capital acquired/ loans
extended	428	-	-	-	428
(Loss) Earnings from equity-
accounted investment	-	-	(434)	150	(284)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(2)	-	-	(77)	71	(6)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(2)	-	-	(171)	79	(92)
Loss from equity-accounted
investment – VTU Colombia	-	-	(159)	-	(159)
Loss from equity-accounted
investment – VinaPay	-	-	(27)	-	(27)
Foreign currency adjustment(3)	30	96	(32)	(22)	72
Balance as of September 30, 2007	1,647	3,673	(1,257)	(855)	3,208

          (1) – sold during the fourth quarter of fiscal 2007.
          (2) – includes the (elimination of unrealized net income) recognition of realized net income as described below.
          (3) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the U.S. dollar.

5.      Equity-accounted investments (continued)

          The Company is required to eliminate its percentage of the net income generated from sales to its equity-accounted investments. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings (loss) from equity-accounted investments in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2007 and 2006. The realized amount related to the elimination is included in the earnings (loss) from equity-accounted investments line in the consolidated statement of operations for the three months ended September 30, 2007 and 2006. The Company will recognize this net income from these sales during the period in which the hardware and software it has sold to its equity-accounted investments are utilized in its operations, or has been sold to third party customers, as the case may be.

6.      Goodwill and intangible assets

          Goodwill

          Summarized below is the movement in carrying value of goodwill for the three months ended September 30, 2007.

Carrying
value

Balance as of July 1, 2007	$85,871
Foreign currency adjustment (1)	1,782
Balance as of September 30, 2007	$87,653

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the carrying value.

          As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September	June 30,
	30, 2007	2007

Transaction-based activities	$40,269	$39,391
Smart card accounts	-	-
Financial services	5,125	5,014
Hardware, software and related technology sales	42,259	41,466
Total	$87,653	$85,871

          Intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2007 and June 30, 2007:

	As of September 30, 2007			As of June 30, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	Carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$18,042	$(1,830)	$16,212	$17,649	$(1,419)	$16,230
Software and unpatented technology	11,477	(4,760)	6,717	11,227	(3,717)	7,510
FTS patent	5,535	(4,015)	1,520	5,415	(3,792)	1,623
Exclusive licenses	4,506	(2,159)	2,347	4,506	(1,997)	2,509
Trademarks	4,163	(481)	3,682	4,072	(375)	3,697
Contract rights	2,424	(2,424)	-	2,371	(2,371)	-
Customer contracts	114	(80)	34	114	(74)	40
Total finite-lived intangible assets	$46,261	$(15,749)	$30,512	$45,354	$(13,745)	$31,609

          Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2007 was approximately $1.7 million (three months ended September 30, 2006 was approximately $1.8 million). Future annual amortization expense is estimated at approximately $1.7 million, however, this amount could differ from the actual amortization as a result of changes in useful lives and other relevant factors.

7.      Short-term facilities

          As of September 30, 2007, the Company had short-term facilities of approximately $83.1 million, translated at exchange rates applicable as of September 30, 2007. The interest rates applicable to these short-term facilities range from the South African prime overdraft rate (13.5% per annum at September 30, 2007) to the South African prime overdraft rate less 225 basis points. As of September 30, 2007, the Company had utilized approximately $0.02 million of its short-term facilities. The Company’s management believes its current short-term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

          On October 12, 2007, the South African Reserve Bank announced an increase in the repurchase rate from 10.00% to 10.50% per annum which resulted in the Company’s bankers increasing the South African prime overdraft rate to 14.00% per annum.

8.      Capital structure and creditor rights attached to the B Class Loans

          As described in Note 12 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, the Company’s balance sheet reflects two classes of equity - common stock and linked units.

          During the three months ended September 30, 2007, 244,019 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 1,798,034 linked units during the three months ended September 30, 2007. The net result of these conversions was that 1,798,034 B class preference shares and B class loans were ceded to Net1 during the three months ended September 30, 2007, which converted 244,019 shares of special convertible preferred stock to 244,019 common stock in return for the ownership of 1,798,034 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 244,019 and the number of outstanding shares of special convertible preferred stock has decreased by 244,019. In addition, as a consequence of the conversion, Net1 now owns 197,098,596 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.007 million to $0.006 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

9.      Earnings per share

          The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 12 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the linked units have the same rights and entitlements as those attached to common shares.

          As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended September 30, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (57.1 million) of common stock (51.4 million) and special convertible preferred stock (5.7 million) in issue. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended September 30, 2007, does not include the dilutive effect of the restricted stock awards granted to employees in August 2007 because restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of September 30, 2007, the vesting conditions had not been satisfied. The vesting conditions are discussed in note 11 – Stock-based compensation.

          The basic earnings per share for the three months ended September 30, 2006, for the common stock and linked units is the same and is calculated by dividing the net income by the combined number (56.9 million) of common stock (50.4 million) and special convertible preferred stock (6.5 million) in issue.

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three months ended September 30, 2007 and 2006.

	Three months ended
	September 30,
	2007	2006
	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	51,454	50,367
Weighted average effect of dilutive securities: employee stock options	309	475
Weighted average number of outstanding shares of common stock – diluted	51,763	50,842

9.      Earnings per share (continued)

	Three months ended
	September 30,
	2007	2006
	‘000	‘000
Weighted average number of outstanding linked units – basic	5,656	6,545
Weighted average effect of dilutive securities: employee stock options	34	62
Weighted average number of outstanding linked units – diluted	5,690	6,607

	Three months ended
	September 30,
	2007	2006
	‘000	‘000
Total weighted average number of outstanding shares used to calculate earnings per
share – basic	57,110	56,912

Total weighted average number of outstanding shares used to calculate earnings per
share – diluted	57,453	57,449

10.      Comprehensive income

          The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three months ended September 30, 2007 and 2006 was:

	Three months ended
	September 30,
	2007	2006
Net income	$17,928	$15,072
Foreign currency translation adjustments	5,862	(10,540)
	$23,790	$4,532

11.      Stock-based compensation

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

11.      Stock-based compensation (continued)

          Amended and Restated 2004 Stock Incentive Plan (continued)

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

          The estimated expected volatility was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was approximately $3.0 million. There are no tax consequences related to options granted to employees of Company subsidiaries incorporated in South Africa. As of September 30, 2007, the Company has recorded a deferred tax asset of approximately $0.07 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of sale by the option recipient and the exercise price from income subject to taxation in the United States.

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

          Other Stock-Based Awards granted under 2004 Stock Incentive Plan

          In August 2007, the Remuneration Committee of the Board of Directors of the Company approved an award of 591,500 restricted shares of the Company’s common stock to executive officers and other employees of the Company. These restricted shares are referred to as non-vested equity shares in terms of SFAS No. 123R, Share-based Payment (“FAS 123R”) and the Company has accounted for the restricted shares awarded in terms of the guidance provided in FAS 123R.

11.      Stock-based compensation (continued)

          Amended and Restated 2004 Stock Incentive Plan (continued)

          Other Stock-Based Awards granted under 2004 Stock Incentive Plan (continued)

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

          The grant date fair value of the 591,500 restricted shares was based on the closing price of the Company’s stock quoted on the Nasdaq Global Select Market on the date of grant. The stock-based compensation charge for this award is recognized over the service period of four years. There are no tax consequences related to restricted shares granted to employees of Company subsidiaries incorporated in South Africa. As of September 30, 2007, the Company has recorded a deferred tax asset of approximately $0.04 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes once all restrictions have been lifted from income subject to taxation in the United States.

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

11.      Stock-based compensation (continued)

          Activity under the 2004 Stock Incentive Plan, other stock options and options granted to employees of Prism

          Activity under the Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the three months ended September 30, 2007 and 2006, is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)
Balance outstanding – July 1, 2006	832,727	$9.66	8.36	$22,775
Options granted to Prism employees	904,674	22.51	10.00	-
Exercised	(16,666)	-	-	339
Forfeitures	(200,000)	-	-	-
Balance outstanding – September 30, 2006	1,520,735	$7.54	8.67	$16,524

Balance outstanding – July 1, 2007	1,374,543	$16.30	8.20	$10,840
Exercised	(49,998)	-	-	1,172
Balance outstanding – September 30, 2007	1,324,545	$16.80	8.00	$13,782

Exercisable	195,142	$14.20	7.80	$2,535

          No stock options became exercisable during the three months ended September 30, 2007 and 2006.

          During the three months ended September 30, 2007 and 2006, respectively, the Company received approximately $0.15 million and $0.05 million from employees exercising stock options. The Company issues new shares to satisfy stock option exercises.

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a net stock compensation charge (reversal) of $0.8 million and ($0.03) million for the three months ended September 30, 2007 and 2006, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Three months ended September 30, 2006
Stock-based compensation charge – options granted in January
2006	$66	-	$66
Stock-based compensation charge – options granted to employees
of Prism	122	$62	60
Reversal of stock compensation charge related to options granted
in January 2006	(216)	-	(216)
Total – Three months ended September 30, 2006	$(28)	$62	$(90)

Three months ended September 30, 2007
Stock-based compensation charge - options granted to employees
of Prism	$194	$100	$94
Stock-based compensation charge - options granted to employees
on August 24, 2006	157	-	157
Stock-based compensation charge - restricted shares granted to
employees in August 2007	490	-	490
Total – Three months ended September 30, 2007	$841	$100	$741

          The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

11.      Stock-based compensation (continued)

          Stock-based compensation charge and unrecognized compensation cost (continued)

          As of September 30, 2007, the total unrecognized compensation cost related to stock options is approximately $4.5 million, which the Company expects to recognize over approximately four years. As of September 30, 2007, the total unrecognized compensation cost related to restricted stock awards is approximately $13.0 million, which the Company expects to recognize over approximately three years. As of September 30, 2007, the interest due from employees related to loans extended to fund stock option exercises was approximately $0.02 million.

          The Company has recognized a deferred tax asset of approximately $0.1 million for the three months ended September 30, 2007 related to its stock compensation charge under FAS 123R.

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

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three months ended September 30, 2007, there were three such customers, providing 34%, 17% and 10%, of total revenue (three months ended September 30, 2006: three such customers, providing 36%, 17% and 11%, of total revenue).

          The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

          The Financial services segment derives revenue from the provision of short-term personal lending activities and life insurance products. Interest income is recognized in the income statement as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The final phase of the National Credit Act (No. 34 of 2005) (“NCA”) became effective in South Africa on June 1, 2007. The NCA has impacted the Company’s traditional and UEPS-based lending activities in South Africa. In compliance with the provisions of the NCA, the Company is permitted to charge an initiation fee and a service fee on all traditional and UEPS-based lending activities as well as levy interest on a monthly basis. The Company’s management decided, effective June 1, 2007, to cease charging interest on all new UEPS-based lending activities and now charges a service fee. The fees generated from new UEPS-based lending activities approximate the interest that was historically generated from these activities. The Company’s management was required, effective June 1, 2007, to reduce the interest charged on all new traditional lending activities and also charges an initiation and service fee. The interest and fees generated from new traditional lending activities approximate the interest that was historically generated from these activities. The Company’s management has included, and will continue to include in the foreseeable future, the initiation and service fees in the financial services segment.

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

12.      Operating segments (continued)

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2007	2006

Revenues from external customers
Transaction-based activities	$38,164	$32,237
Smart card accounts	9,136	8,580
Financial services	2,183	2,985
Hardware, software and related technology sales	10,776	9,124
Total	60,259	52,926
Inter-company revenues
Transaction-based activities	1,079	1,007
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Total	1,079	1,007
Operating income
Transaction-based activities	20,589	18,428
Smart card accounts	4,152	3,900
Financial services	446	1,060
Hardware, software and related technology sales	1,940	1,049
Corporate/Eliminations	(1,221)	(1,262)
Total	25,906	23,175
Interest earned
Transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	5,288	3,205
Total	5,288	3,205
Interest expense
Transaction-based activities	2,303	2,330
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	3	3
Corporate/Eliminations	-	-
Total	2,306	2,333
Depreciation and amortization
Transaction-based activities	1,198	1,360
Smart card accounts	-	-
Financial services	104	104
Hardware, software and related technology sales	1,113	1,145
Corporate/Eliminations	331	338
Total	$2,746	$2,947

12.      Operating segments (continued)

	Three months ended
	September 30,
	2007	2006

Income taxation expense
Transaction-based activities	$5,414	$4,662
Smart card accounts	1,204	1,131
Financial services	129	308
Hardware, software and related technology sales	601	303
Corporate/Eliminations	3,524	2,436
Total	10,872	8,840
Net income after taxation
Transaction-based activities	13,067	11,436
Smart card accounts	2,949	2,769
Financial services	315	752
Hardware, software and related technology sales	1,337	742
Corporate/Eliminations	260	(627)
Total	17,928	15,072
Segment assets
Total	417,206	376,090
Expenditures for long-lived assets
Transaction-based activities	510	503
Smart card accounts	-	-
Financial services	100	70
Hardware, software and related technology sales	61	270
Corporate/Eliminations	-	-
Total	$671	$843

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

          For the three months ended September 30, 2007, the tax charge was calculated using the expected effective tax rate for the year (36.89%) . Our effective tax rate for the three months ended September 30, 2007 and 2006 is 37.6% and 36.8%, respectively.

          Adoption of FIN 48

          The adoption of FIN 48 on July 1, 2007, has resulted in the recognition of gross unrecognized tax benefits for uncertain tax positions of $0.2 million and a reduction in deferred tax assets of $0.3 million. On adoption, the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate was $0.5 million, which was included as a reduction to the beginning balance of retained earnings on the balance sheet. As of July 1, 2007, the Company had accrued interest related to uncertain tax positions of approximately $0.01 million on its balance sheet.

13.      Income tax in interim periods (continued)

          Adoption of FIN 48 (continued)

          The Company does not expect the change related to unrecognized tax benefits will have a significant impact on the results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa and in the U.S. federal jurisdiction and the state of California. As of July 1, 2007, the Company is no longer subject to income tax examination by the South African Revenue Service for years before July 1, 2003. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

          Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2007. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Trends and Material Developments Affecting out Business

South African Provincial Contracts

          The South African Social Security Agency, or SASSA, is in the process of conducting a national tender for the distribution of welfare grants in which bidders had the opportunity to bid for all of South Africa or on a province-by-province basis. On May 4, 2007, we filed proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. SASSA provided an indicative time-frame for the evaluation of the tender proposals and the award of the contract to successful bidders, but some of the key dates have already been missed. As part of the evaluation process for the tender, all bidders were requested to demonstrate their proposed payment solution to SASSA. Our response to the request for proposal was demonstrated to the SASSA evaluation committee on October 25, 2007. Our five existing contracts to provide welfare administration and distribution services expire on March 31, 2008.

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

          As of September 30, 2007, SmartSwitch Namibia has activated 194,651 UEPS smart cards and has signed up 145 merchants to accept the UEPS smart cards. SmartSwitch Namibia has launched our UEPS-based prepaid electricity system with Payzone, a Namibian-based company that distributes electricity on behalf of the Windhoek City Council. This solution will facilitate the sale of prepaid electricity in rural and urban areas using the UEPS system to secure, authenticate and collect payments on behalf of the participating municipalities.

          The Payment Association of Namibia authorized SmartSwitch Namibia as a payment system service provider in Namibia in July 2007. As a result, SmartSwitch Namibia commenced various UEPS-based pilot projects with employers, merchants and Nampost at the beginning of the second quarter of fiscal 2008.

          Botswana

          We own 50% of the company and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

          During the three month ended September 30, 2007, SmartSwitch Botswana commenced pilot UEPS-based transactions with merchants, employers and card holders, and these transactions are underwritten by Bank Gaborone. We expect these tests to be concluded during the second quarter of fiscal 2008.

          Nigeria

          We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana.

          In August 2007, the Central Bank of Nigeria formally approved the SmartSwitch Nigeria banking license application to provide payment solutions and products in the Nigerian financial markets. As a result, SmartSwitch Nigeria can now officially commence its pilot for the UEPS service offering in Nigeria. We expect the pilot with Diamond Bank Limited, SmartSwitch Nigeria’s 15% shareholder, to commence during the latter half of the second quarter of fiscal 2008.

          Colombia

          We own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system in Colombia. We commenced a limited and low profile pilot with Colombia’s third largest mobile operator. In addition, agreements have been entered into with VTU Colombia’s initial and primary distribution partner to deploy VTU enabled handsets through its national distribution and sales force. “Live” transactions in the city of Bogota commenced during May 2007. VTU Colombia has also commenced preliminary discussions with Colombia’s largest mobile operator. Further expansionary transactional tests have been performed in Cartagena.

          Vietnam

          In Vietnam, we own 30% of Vietnam Payment Technologies, or Vinapay, which was authorized and licensed to commence business activities at the end of May 2007. The first pilot systems installation and integration to mobile operators were concluded by June 2007. In addition, we have commenced preliminary discussions with two of Vietnam’s other mobile operators and the country's largest internet gaming operator.

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

          Ghanaian National Switch and Smart Card Payment System

          During the three months ended September 30, 2007, we commenced software development and customization activities related to the Ghanaian National Switch and Smart Card Payment System. The Central Bank of Ghana has made the upfront deposit required and we have accordingly placed orders for hardware required in terms of the tender specifications. We recently commenced the process of integrating the Ghanaian participating banks with the National Switch and Smart Card Payment System.

          The construction of the data room in Ghana is three months behind schedule and as a result we expect to conclude the software development and hardware delivery phases of the contract in the fourth quarter of fiscal 2008.

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

          Net1 and Grindrod Bank commenced with the establishment of the division during the third quarter of fiscal 2007. During the establishment phase, all the relevant technological platforms will be installed, where required, or integrated between Net1 and Grindrod. Grindrod Bank, with Net1’s assistance, has also initiated the process that will enable it to become a member of the South African National Payment System and the various payment clearing houses in South Africa and significant progress was made in this regard during the first quarter of fiscal 2008. Grindrod Bank has been granted membership of the Payments Association of South Africa, or PASA, and we recently successfully completed the process of becoming a member of the EFT debit / credit clearing houses and we received permission from the South African Reserve Bank to join the national payment and settlement system. We have initiated the process to join the other various payment clearing houses, including debit / credit card issuing and acquiring.

          In parallel, Net1 and Grindrod Bank have defined the products, pricing and marketing strategy for the wage payment system. During the fourth quarter of fiscal 2007, Net1 and Grindrod Bank commenced pilot operations of the wage payment system and currently 2,107 people, mainly in the agricultural sector, are currently being paid through our wage payment system. We plan to expand our wage payment offering on a national basis by marketing the solution to trade unions, payroll processors and large employer groups.

Proposed abolishment of Secondary Taxation on Companies

          On February 21, 2007, the South African Minister of Finance announced in his National Budget speech that the National Government intends to phase out Secondary Taxation on Companies, or STC, and introduce a dividend tax at a shareholder level. Currently, South African companies are required to pay STC at a rate of 12.50% on dividends distributed, subject to certain exemptions. If a dividend tax is introduced South African companies will no longer be liable to pay STC, the shareholder will be liable to pay the dividend tax. Treaty relief would be available for foreign shareholders.

          The reform will be implemented in two phases, the first phase entailing a reduction of the STC rate, effective October 1, 2007, to 10% and the second phase, expected in 2008, a total conversion to a dividend tax. It is likely that South Africa companies will be required to withhold the dividend tax on all dividends paid. On October 31, 2007, the 2007 Revenue Amendments Bill was issued by the South African National Treasury which includes the legislation for the reduction in the rate of STC from 12.50% to 10.00%, effective October 1, 2007. Since the legislation had not been enacted as of September 30, 2007, we have not adjusted our fully distributed tax rate.

          We can not reasonably determine whether any or all of these proposals will be enacted as proposed and we will comply with the new tax legislation once it has been enacted. If the announcements made by the South African Minister of Finance in his National Budget speech are enacted we expect the proposed replacement of STC with a dividend tax to reduce our current fully distributed rate of 36.89% to 29%. Under GAAP we apply the fully distributed rate of 36.89% to our deferred taxation assets and liabilities. The change in the fully distributed rate is expected to reduce our deferred taxation assets and liabilities. We have not yet determined whether we would qualify for the treaty relief available to foreign shareholders.

          Included in our earnings for the three months ended September 30, 2007, is deferred income tax expense of approximately $2.3 million (ZAR 16.7 million) related to the application of the fully distributed rate of 36.89% compared with the South African statutory rate of 29% to our Income before income taxes. The following table illustrates the effect on our September 30, 2007, income tax expense, earnings per share and net deferred tax liability as if the first and second phases described above had been enacted on July 1, 2007:

Table 1	Three months ended September 30, 2007
		Illustrative	Illustrative
		effect	effect
	Actual	scenario 1(1)	scenario 2(2)
Fully distributed tax rate	36.89%	35.45%	29.00%
Income tax expense	10,872	10,403	8,525
Net deferred tax liability reversal to net income (3)	-	5,607	28,034
Earnings per share, in U.S. cents	31	32	35
Net deferred tax liability (asset) as at September 30	29,191	23,012	(1,704)

          (1) Scenario 1 illustrates the reduction in the fully distributed rate from 36.89% to 35.45% had the reduction in the STC rate been enacted on July 1, 2007.

          (2) Scenario 2 illustrates the abolishment of STC had this been enacted on July 1, 2007. Accordingly, the fully distributed rate decreases from 36.89% to 29%. All South African deferred tax assets and liabilities are now measured at 29% which results in a reversal of net deferred tax liabilities recognized.

          (3) The net deferred tax liability reversal to net income represents the net deferred tax liability rate adjustment as of September 30, 2007 translated at rates applicable as of September 30, 2007 assuming a) the fully distributed tax rate, prior to the abolishment of STC, was 35.45% (potential outcome scenario 1) and b) the fully distributed tax rate is thereafter 29% (potential outcome scenario 2).

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

          Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2007.

  Deferred taxation;
  Stock-based compensation;
  Intangible assets acquired through the acquisition of Prism;
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

          Recent accounting pronouncements not yet adopted as of September 30, 2007

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2007, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2007	2006	2007
ZAR : $ average exchange rate	7.1224	7.1630	7.2188
Highest ZAR : $ rate during period	7.5977	7.7995	7.9748
Lowest ZAR : $ rate during period	6.7905	6.7193	6.7193
Rate at end of period	6.9219	7.7253	7.0760

          Translation exchange rates

          We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2007 and 2006, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 3	Three months ended		Year ended
	September 30,		June 30,
	2007	2006	2007
Income and expense items: $1 = ZAR.	7.1237	7.2139	7.2100

Balance sheet items: $1 = ZAR	6.9219	7.7253	7.0760

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

          Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

          The following factors had a significant influence on our results of operations during the three months ended September 30, 2007 as compared with the same period in the prior year:

  increased revenues from price increases, effective from July 1, 2007 from the KwaZulu-Natal provincial government for welfare distribution and administration services;
  commencement of the contract to provide the Central Bank of Ghana with a National Switch and Smart Card Payment System utilizing our UEPS technology;
  increased revenues from continued adoption of our merchant acquiring system by cardholders; and
  stock-based compensation charges related to grants of restricted stock in August 2007 under the 2004 Amended and Restated Stock Incentive Plan.

          In addition, during the first quarter of fiscal 2008, the South African Rand stabilized against the US dollar and thus, our results were not significantly impacted by changes in the US dollar/ZAR exchange rate. However, during the second quarter of fiscal 2008, the exchange rate has again become more volatile and we expect that this volatility may affect our reported results for the second quarter of fiscal 2008.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 4	(US GAAP)
	Three months ended September 30,
	2007	2006	$ %
	$ ’000	$ ’000	change
Revenue	60,259	52,926	14%
Cost of goods sold, IT processing, servicing and support .	15,143	13,319	14%
Selling, general and administration	16,464	13,485	22%
Depreciation and amortization	2,746	2,947	(7)%
Operating income	25,906	23,175	12%
Interest income, net	2,982	872	242%
Income before income taxes	28,888	24,047	20%
Income tax expense	10,872	8,840	23%
Income before minority interest and earnings from
equity-accounted investments	18,016	15,207	18%
Minority interest	(196)	205
(Loss) Earnings from equity-accounted investments	(284)	70
Net income	17,928	15,072	19%

	In South African Rand
Table 5	(US GAAP)
	Three months ended September 30,
			ZAR
	2007	2006	%
	ZAR ’000	ZAR ’000	change
Revenue	429,269	381,804	12%
Cost of goods sold, IT processing, servicing and support .	107,875	96,083	12%
Selling, general and administration	117,285	97,280	21%
Depreciation and amortization	19,561	21,259	(8)%
Operating income	184,548	167,182	10%
Interest income, net	21,243	6,291	238%
Income before income taxes	205,791	173,473	19%
Income tax expense	77,449	63,771	21%
Income before minority interest and earnings from
equity-accounted investments	128,342	109,702	17%
Minority interest	(1,396)	1,479
(Loss) Earnings from equity-accounted investments	(2,023)	505
Net income	127,715	108,728	17%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the three months ended September 30, 2007, was primarily due to the higher volumes in our transaction-based activities and a greater number of UEPS-based smart card holders.

          Our operating income margin for the three months ended September 30, 2007, of 43% was comparable with 44% for the three months ended September 30, 2006.

          Selling, general and administration expenses increased during the three months ended September 30, 2007 from the comparable quarter in 2007 primarily due to the stock-based compensation charge related to the restricted stock grants discussed above and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa.

          Our total costs of maintaining a listing on Nasdaq as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, resulted in expenditures of $0.6 million (ZAR 4.1 million) and $0.5 million (ZAR 3.6 million) during the three months ended September 30, 2007 and 2006.

          Depreciation and amortization includes the amortization charge related to the acquisition of Prism of $1.4 million (ZAR 10.0 million) and $1.3 million (ZAR 9.1 million), respectively, for the three months ended September 30, 2007 and 2006. The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the three months ended September 30, 2007 and 2006 was $0.5 million (ZAR 3.6 million) and $0.5 million (ZAR 3.4 million), respectively. Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the three months ended September 30, 2007 compared with the three months ended September 30, 2006. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals.

          Interest on surplus cash for the three months ended September 30, 2007 increased to $5.3 million (ZAR 37.7 million) from $3.2 million (ZAR 23.2 million) for the three months ended September 30, 2006. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the three months ended September 30, 2007 compared with the three months ended September 30, 2006 and the adjustment in the South African prime interest rate from an average of approximately 11.32% per annum for the three months ended September 30, 2006, to 13.24% per annum for the three months ended September 30, 2007.

          During the three months ended September 30, 2007, our finance costs decreased due to an increase in available cash for our pre-funding obligation which resulted in less utilization of our short-term facilities. In ZAR, finance costs decreased to $2.3 million (ZAR 16.4 million) for the three months ended September 30, 2007, from $2.3 million (ZAR 16.8 million) for the three months ended September 30, 2006.

          Total tax expense for the three months ended September 30, 2007 was $10.9 million (ZAR 77.4 million) compared with $8.8 million (ZAR 63.8 million) during the same period in the comparable quarter of the prior fiscal year. The increase was primarily due to our increased profitability in our transaction-based activities. Our effective tax rate for the three months ended September 30, 2007 was 37.6%, compared to 36.8% for the three months ended September 30, 2006. The change in our effective tax rate was primarily due to additional non-deductible expenses during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

          Loss from equity-accounted investments for the three months ended September 30, 2007, of $0.3 million (ZAR 2.0 million) does not include equity-accounted earnings attributable to Permit Group 2 (Pty) Ltd (“Permit”) because Permit was sold in the fourth quarter of fiscal year 2007. Earnings from equity-accounted investments for the three months ended September 30, 2006 of $0.07 million (ZAR 0.5 million) does not include equity-accounted losses attributable to VTU Colombia and VinaPay because we had not invested in these entities as of September 30, 2006. During the three months ended September 30, 2007, we recognized income from license fees, software and hardware sales made to equity-accounted investees in prior periods of approximately $0.04 million (ZAR 0.3 million). During the three months ended September 30, 2006 we eliminated hardware sales and other services made to our equity accounted investees, net of income from license fees, software and hardware sales made to equity-accounted investees in prior periods, of approximately $0.5 million (ZAR 3.6 million). Eliminations of hardware sales and other services and income from license fees, software and hardware sales made in prior periods have been included in (loss) earnings from equity-accounted investments.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 6	In United States Dollars (US GAAP)
	Three months ended September 30,
	2007	% of	2006	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	38,164	63%	32,237	61%	18%
Smart card accounts	9,136	15%	8,580	16%	6%
Financial services	2,183	4%	2,985	6%	(27)%
Hardware, software and related technology sales	10,776	18%	9,124	17%	18%
Total consolidated revenue	60,259	100%	52,926	100%	14%
Consolidated operating income (loss):
Transaction-based activities	20,589	79%	18,428	80%	12%
Smart card accounts	4,152	16%	3,900	17%	6%
Financial services	446	2%	1,060	5%	(58)%
Hardware, software and related technology sales	1,940	7%	1,049	5%	85%
Corporate/eliminations	(1,221)	(4)%	(1,262)	(7)%	(3)%
Total consolidated operating income	25,906	100%	23,175	100%	12%

Table 7	In South African Rand (US GAAP)
	Three months ended September 30,
	2007		2006
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	271,870	63%	232,555	61%	17%
Smart card accounts	65,083	15%	61,895	16%	5%
Financial services	15,551	4%	21,534	6%	(28)%
Hardware, software and related technology sales	76,765	18%	65,820	17%	17%
Total consolidated revenue	429,269	100%	381,804	100%	12%
Consolidated operating income (loss):
Transaction-based activities	146,671	79%	132,938	80%	10%
Smart card accounts	29,578	16%	28,134	17%	5%
Financial services	3,177	2%	7,647	5%	(58)%
Hardware, software and related technology sales	13,820	7%	7,567	5%	83%
Corporate/eliminations	(8,698)	(4)%	(9,104)	(7)%	(4)%
Total consolidated operating income	184,548	100%	167,182	100%	10%

          Transaction-based activities

          In U.S. dollars, revenues increased by 18% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income increased by 12% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          In ZAR, revenues increased by 17% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income increased by 10% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces and higher volumes from all of our provincial contracts. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin for the three months ended September 30, 2007 decreased to 54% from 57% for the three months ended September 30, 2006. These profit margin decreases were mainly due to:

  inflationary increases in our cost components that were higher than the increases we negotiated with our customers;

  timing differences relating to our annual price increase negotiations, specifically in the Limpopo province where we received a back-dated price increase during the three months ended September 30, 2006;

  costs incurred during the three months ended September 30, 2007 for the registration of 120,000 new beneficiaries in the North West province; and

  higher revenues for the three months ended September 30, 2006 as a result of the earlier opening of the October 2006 payfile for payment through our merchant acquiring system.

          These operating income margin decreases were partially offset by the increased revenues from price increases from the KwaZulu-Natal provincial government for welfare distribution and administration services and improved margins from EasyPay.

          Continued adoption of our merchant acquiring system:

          The key statistics and indicators of our merchant acquiring system during the three months ended September 30, 2007 and 2006, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 8	Three months ended
	September 30,
	2007	2006
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,305	4,169
Number of participating UEPS retail locations	2,578	2,468
Value of transactions processed through POS devices during the quarter
(2) (in $ ’000)	266,934	202,299
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in $ ’000)	266,810	189,139
Value of transactions processed through POS devices during the quarter
(2) (in ZAR ’000)	1,901,570	1,449,071
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in ZAR ’000)	1,900,684	1,354,805
Number of grants paid through POS devices during the quarter (2)	3,716,230	2,976,558
Number of grants paid through POS devices during the completed pay
cycles for the quarter (3)	3,715,383	2,784,170
Average number of grants processed per terminal during the quarter (2)	858	725
Average number of grants processed per terminal during the completed
pay cycles for the quarter (3)	858	678

          (1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
          (2) Refers to events occurring during the quarter (i.e., based on three calendar months).
          (3) Refers to events occurring during the completed pay cycle.

          The increase in the number of POS devices installed and participating UEPS retail locations is mainly attributable to the growth of our merchant acquiring system in the North West as a result of the increased number of beneficiaries paid in that province.

          The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 21 month period ended September 30, 2007:

          The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 21 month period ended September 30, 2007:

          The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 21 month period ended September 30, 2007:

          Higher volumes from our provincial contracts:

          During the three months ended September 30, 2007, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended September 30, 2007 increased 6% to 11,828,399 from the three months ended September 30, 2006.

          The higher volumes under existing provincial contracts during the three months ended September 30, 2007, as well as average revenue per grant paid, are detailed below:

Table 9	Three months ended September 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2007	2006	2007	2006
Province	2007	2006	$(1)	$(1)	ZAR(1)	ZAR(1)
KwaZulu-Natal (A)	5,040,155	4,915,405	2.95	2.84	21.01	20.35
Limpopo (B)	2,935,110	2,892,620	2.35	2.23	16.76	16.00
North West (C)	1,219,059	820,955	2.96	2.50	21.10	17.94
Northern Cape (D)	496,100	413,243	2.68	2.61	19.06	18.69
Eastern Cape (E)	2,137,975	2,127,992	2.11	1.66	15.02	11.86
Total	11,828,399	11,170,215

          (1) Average Revenue per Grant Paid excludes $ 0.77 (ZAR 5.50) related to the provision of smart card accounts.

          (A) - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to price adjustment effective from July 2007.

          (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2007.

          (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in October 2006.

          (D) - in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was primarily due to bulk registrations in August 2007.

          (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective January 1, 2007.

          EasyPay transaction fees:

          During the three months ended September 30, 2007 and 2006, respectively, EasyPay processed 119 million and 101 million transactions with an approximate value of $3.7 billion (ZAR 26.1 billion) and $3.2 billion, (ZAR 22.8 billion). The average fee per transaction during the three months ended September 30, 2007 and 2006 was $0.03 (ZAR 0.21) . The number of transactions processed during the three months ended September 30, 2007 increased compared with the three months ended September 30, 2006, due to the continued strong economic climate currently experienced in South Africa which has resulted in an increase in the number of transactions processed through retailers. We expect an increase in the number of transactions processed during the three months ended December 31, 2007 due to increased activity during the summer holidays in South Africa. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the second quarter of fiscal 2008.

          Operating income margins generated by EasyPay during the three months ended September 30, 2007 and 2006, were 39.5% and 26.0%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the three months ended September 30, 2007 and 2006, of approximately $0.4 million (ZAR 3.2 million) and $0.3 million (ZAR 2.4 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the three months ended September 30, 2007 and 2006 was 52.5% and 36.3%, respectively.

          Smart card accounts

          In U.S. dollars, revenues increased by 6% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income increased by 6% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          In ZAR, revenues increased by 5% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income increased by 5% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended September 30, 2007 and 2006.

          In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,943,580 smart card-based accounts were active at September 30, 2007, compared to 3,738,975 active accounts as at September 30, 2006. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

          Financial services

          In U.S. dollars, revenues decreased by 27% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income decreased by 58% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          In ZAR, revenues decreased by 28% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income decreased by 58% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          Revenues from UEPS-based lending decreased during the three months ended September 30, 2007 compared with the three months ended September 30, 2006 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the three months ended September 30, 2007 compared with the three months ended September 30, 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

          Revenues from our traditional microlending business decreased during the quarter due to increased competition, our strategic decision not to grow this business, and an overall lower return on traditional microlending loans as a result of compliance with the National Credit Act, or NCA. The NCA regulates fees and interest charged on micro-lending loans and imposes credit check obligations on lenders prior to granting of credit to individuals. The loan portfolio of the traditional microlending businesses has declined as a result of our strategic decision not to grow this business and compliance with the NCA.

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

          Some of the key indicators of these businesses are illustrated below:

Table 10	As at September 30,
	2007	2006		2007	2006
			$%	ZAR	ZAR	ZAR %
	$’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	5,249	6,650	(21)%	36,336	51,372	(29)%
Allowance for doubtful finance loans
receivable	(3,011)	(3,551)	(15)%	(20,840)	(27,425)	(24)%
Finance loans receivable – net	2,238	3,099	(28)%	15,496	23,947	(35)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	3,064	2,899	6%	21,205	22,393	(5)%
Total finance loans receivable,
net	5,302	5,998		36,701	46,340

          Operating income margin for the financial services segment decreased to 20% for the three months ended September 30, 2007 from 36% for the three months ended September 30, 2006, primarily due to a lower return on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

          Hardware, software and related technology sales

          In U.S. dollars, revenues increased by 18% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income increased by 85% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          In ZAR, revenues increased by 17% for the three months ended September 30, 2007, from the three months ended September 30, 2006. Operating income increased by 83% for the three months ended September 30, 2007 from the three months ended September 30, 2006.

          We commenced software development and customization activities during the three months ended September 30, 2007, related to the Ghanaian national switch and smart card payment system contract. Our revenues include approximately $1.0 million (ZAR7.0 million) from software development and customization activities related to this contract. Software development and customization are high margin activities for us and contributed to the increase in operating income during the three months ended September 30, 2007. During the second quarter of fiscal 2008 we expect to recognize revenues related to the Ghana contract for on-going software development and customization and delivery of hardware. We can not reasonably predict the revenue from these sales expected in the second quarter of fiscal 2008.

          During the three months ended September 30, 2007, we received an order for hardware from Nedbank Limited, or Nedbank, for approximately $1.5 million (ZAR 10.0 million), translated at the USD/ ZAR exchange rate as of September 30, 2007. We expect to deliver this hardware to Nedbank during the second quarter of fiscal 2008.

          Amortization of Prism intangible assets during the three months ended September 30, 2007 and 2006 was approximately $0.9 million (ZAR 6.7 million) and $0.9 million (ZAR 6.7 million), respectively, and reduced our operating income.

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

          Hardware sales to Nedbank are infrequent, and we do not anticipate revenue from large-scale hardware supply contracts to occur in the foreseeable future. In addition, we expect sales of hardware, software and licenses related to our international expansion to occur on an ad hoc basis as and when new international ventures, such as SmartSwitch Namibia and SmartSwitch Botswana, are established, or contracts such as Ghana are concluded. Depending on the size of our equity interest in these ventures, we may have to eliminate the sale of any hardware, software and licenses to these entities.

          Corporate/eliminations

          In U.S. dollars, the operating loss decreased by $0.04 million for the three months ended September 30, 2007, from the three months ended September 30, 2006.

          In ZAR, the operating loss decreased by ZAR 0.4 million for the three months ended September 30, 2007, from the three months ended September 30, 2006.

          Our operating losses include expenditure related to compliance with Sarbanes, non-executive directors’ fees, employee and executives salaries and bonuses, stock-based compensation, legal and auditor fees, directors and officer’s insurance premiums, telecommunications expenses, property related expenditures including utilities, rental, security and maintenance, and elimination entries.

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At September 30, 2007, our cash balances were $215.5 million, which comprised mainly ZAR-denominated balances of ZAR 1,183.9 million ($171.0 million) and U.S. dollar-denominated balances of $41.8 million. Our cash balances increased from June 30, 2007 levels mainly as a result of cash generated by operating activities and the later opening of the October pay file in the last few days of September 2007. Typically we pay welfare grants during the last three to five working days of the month related to the following months’ pay cycle.

          Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the U.S. and European money markets.

          Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have aggregate credit facilities of $83.1 million (ZAR 575.0 million). We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

          We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $49.1 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year.

          Without giving effect to the possibility that we may have to pre-fund the payment of social welfare grants in additional or all nine provinces in South Africa, which would require us to extend our credit facilities and/or issue debt instruments, we currently believe that our cash and credit facilities are sufficient to fund our operations for at least the next four quarters. We have received letters of intent from banking institutions to extend our credit facilities and/or raise debt instruments for us in the event that we are awarded contracts in connection with our submission of tenders for the distribution and administration of social welfare grants in all nine provinces.

          Cash flows from operating activities

          Net cash inflows from operating activities for the three months ended September 30, 2007, was $40.2 million (ZAR 286.5 million) compared to net cash outflows from operating activities of $1.5 million (ZAR 11.0 million) for the three months ended September 30, 2006. The significant increase in net cash inflows is largely due to all provincial governments paying all amounts due to us as of September 30, 2007 and the opening of the KwaZulu-Natal October pay file on September 29, 2007, which resulted in significant reimbursements to merchants occurring in the first week of October 2007 rather than in the last week of September 2007. Merchants are traditionally reimbursed within 48 hours of distributing the grant to the beneficiary. The provincial governments typically repay us between seven and 14 days of distributing the grant. In addition, during the three months ended September 30, 2007, the KwaZulu-Natal provincial government granted and paid price increases retrospective to April 1, 2007.

          During the three months ended September 30, 2007, we made an additional second provisional payment of $8.3 million (ZAR 60.4 million) related to our 2007 tax year. See the table below for a summary of all taxes paid (refunded).

          Taxes paid during the three months ended September 30, 2007 and 2006 were as follows:

Table 11	Three months ended September 30,
	2007	2006	2007	2006
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	n/a	n/a	n/a	n/a
Third provisional payments	n/a	n/a	n/a	n/a
Taxation paid related to prior years	8,357	9,027	60,465	66,837
Taxation refunds received	(10)	(500)	(66)	(3,616)
Secondary Taxation on Companies	n/a	n/a	n/a	n/a
Total tax paid	8,347	8,527	60,399	63,221

          Cash flows from investing activities

          Cash used in investing activities for the three months ended September 30, 2007 includes capital expenditure of $0.7 million (ZAR 4.8 million), of which $0.2 million (ZAR 1.8 million) relates the acquisition of POS terminals for our merchant acquiring system.

          Cash used in investing activities for the three months ended September 30, 2006 includes capital expenditure of $0.8 million (ZAR 5.8 million), of which $0.3 million (ZAR 2.3 million) related to the ordinary course purchase of equipment and other property plant and equipment by EasyPay. During the three months ended September 30, 2006, we paid $82.1 million (ZAR 591.1 million), net of cash received, for the entire issued and outstanding ordinary capital of Prism.

          Cash flows from financing activities

          During the three months ended September 30, 2007, we received $0.15 million (ZAR 1.1 million) from employees exercising stock options.

          During the three months ended September 30, 2006, we received $0.05 million (ZAR 0.4 million) from an employee exercising stock options.

          As discussed above we were required to utilize our credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries during the three months ended September 30, 2006. As of September 30, 2006, these short term borrowings had been settled in full. As our reporting currency is the U.S. dollar and our functional currency is the ZAR, the exchange rate fluctuations during the three months ended September 30, 2006 resulted in reporting discrepancies between the proceeds from bank overdrafts and the repayment of bank overdrafts presented in our unaudited condensed consolidated statement of cash flow for the three months ended September 30, 2006. The result of these exchange rate fluctuations are included in effect of exchange rate changes on cash presented in our unaudited condensed consolidated statement of cash flow for the three months ended September 30, 2006.

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

          We discuss our capital expenditures during the three months ended September 30, 2007, under – Liquidity and capital resources – cash flows from investing activities.

          All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had no outstanding capital commitments at September 30, 2007. We anticipate that capital spending for the second quarter of fiscal 2008 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 12	Payments due by Period, as at September 30, 2007(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease
obligations	5,750	1,878	2,468	1,404	-
Purchase obligations	6,006	6,006	-	-	-
Total	11,756	7,884	2,468	1,404	-

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of September 30, 2007 and 2006, our outstanding foreign exchange contracts were as follows:

          As of September 30, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	324,000	ZAR	7.289	ZAR	6.9847	November 30, 2007

          As of September 30, 2006

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	627,372	ZAR	8.0529	ZAR	9.3259	November 30, 2006
EUR	(627,372)	ZAR	8.2625	ZAR	9.3259	November 30, 2006

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $20,586 per month, while interest earned per month on any surplus cash increases by $11,538 per $14.4 million (ZAR 100 million).

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

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

          See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for a discussion of the Company’s risk factors. For the quarter ended September 30, 2007, there have been no material changes to these risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2007.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director