Form 10-Q
period 2007-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2008-02-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________To__________________

Commission file number: 000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	98-0171860
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

President Place, 4th Floor, Cnr. Jan Smuts Avenue and Bolton Road
Rosebank, Johannesburg 2196 , South Africa
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

As of December 31, 2007 (the latest practicable date), 52,519,579 shares of the registrant’s common stock, par value $0.001 per share, and 5,208,755 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2007	2007
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,741	$171,727
Pre-funded social welfare grants receivable	42,761	26,817
Accounts receivable, net of allowances of – December: $386; June: $555	33,223	30,503
Finance loans receivable, net of allowances of – December: $3,153; June: $2,773	6,269	5,755
Deferred expenditure on smart cards	259	507
Inventory	7,478	5,645
Deferred income taxes	5,273	7,028
Total current assets	296,004	247,982
LONG-TERM RECEIVABLE	23	54
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – December: $27,051; June: $24,406	7,538	7,582
EQUITY-ACCOUNTED INVESTMENTS	2,982	2,992
GOODWILL	88,456	85,871
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
December: $17,641; June: $13,745	29,028	31,609
TOTAL ASSETS	424,031	376,090
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	2	16
Accounts payable	5,340	5,879
Other payables	37,129	34,457
Income taxes payable	7,916	14,346
Total current liabilities	50,387	54,698
DEFERRED INCOME TAXES	40,631	36,219
INTEREST BEARING LIABILITIES – minority interest loans	4,150	4,100
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	95,168	95,017
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued shares - December: 52,819,400; June: 51,730,547	52	52
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - December: 5,208,755; June: 5,656,110	5	5
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company) - December:
38,380,326; June: 41,676,625	6	7
ADDITIONAL PAID-IN-CAPITAL	114,070	112,167
TREASURY SHARES, AT COST: December: 299,821; June: 299,821	(7,795)	(7,795)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	4,222	(3,915)
RETAINED EARNINGS	218,303	180,552
TOTAL SHAREHOLDERS’ EQUITY	328,863	281,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$424,031	$376,090
(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$68,500	$49,571	$128,759	$102,497
EXPENSE
COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	20,175	10,926	35,318	24,245
SELLING, GENERAL AND ADMINISTRATION	17,266	15,690	33,730	29,175
DEPRECIATION AND AMORTIZATION	2,833	2,813	5,579	5,760
OPERATING INCOME	28,226	20,142	54,132	43,317
INTEREST INCOME, net	4,116	1,186	7,098	2,058
INCOME BEFORE INCOME TAXES	32,342	21,328	61,230	45,375
INCOME TAX EXPENSE	11,788	8,690	22,660	17,530
NET INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND (LOSS)
EARNINGS FROM EQUITY-ACCOUNTED
INVESTMENTS	20,554	12,638	38,570	27,845
MINORITY INTEREST	-	-	(196)	205
(LOSS) EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS	(236)	185	(520)	255
NET INCOME	$20,318	$12,823	$38,246	$27,895
Net income per share
Basic earnings, in cents – common stock and linked
units	35.6	22.5	67.0	49.0
Diluted earnings, in cents – common stock and
linked units	35.2	22.3	66.4	48.5

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$20,318	$12,823	$38,246	$27,895
Depreciation and amortization	2,833	2,813	5,579	5,760
Loss (Earnings) from equity-accounted investments	236	(185)	520	(255)
Fair value adjustment related to financial liabilities	(169)	153	(242)	153
Fair value of FAS 133 derivative adjustments	(17)	75	(10)	77
Interest payable	124	-	241	-
Profit on disposal of property, plant and equipment	(76)	(33)	(86)	(67)
Minority interest	-	-	(196)	205
Stock-based compensation charge	911	524	1,752	496
(Increase) Decrease in accounts receivable, pre-funded
social welfare grants receivable and finance loans receivable	(23,786)	6,477	(18,248)	(2,552)
Decrease in deferred expenditure on smart cards	166	151	260	194
Decrease (Increase) in inventory	186	(174)	(1,579)	(2,753)
(Decrease) Increase in accounts payable and other payables	(12,106)	(3,655)	313	(10,946)
Decrease in taxes payable	(7,128)	(512)	(6,632)	(3,378)
Increase (Decrease) in deferred taxes	2,939	(1,947)	4,756	153
Net cash (used in) provided by operating activities	(15,569)	16,510	24,674	14,982

Cash flows from investing activities
Capital expenditures	(1,205)	(860)	(1,876)	(1,703)
Proceeds from disposal of property, plant and equipment	77	28	118	146
Acquisition of Prism Holdings Limited, net of cash acquired	-	(224)	-	(82,330)
Net cash used in investing activities	(1,128)	(1,056)	(1,758)	(83,887)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	-	-	150	50
Proceeds from bank overdrafts	1,453	43,410	1,462	61,583
Repayment of bank overdraft	(1,426)	(45,216)	(1,442)	(62,272)
Proceeds from interest bearing liabilities	-	3,513	-	3,513
Net cash provided by financing activities	27	1,707	170	2,874

Effect of exchange rate changes on cash	1,889	8,608	5,928	4,198

Net (decrease) increase in cash and cash equivalents	(14,781)	25,769	29,014	(61,833)

Cash and cash equivalents – beginning of period	215,522	102,133	171,727	189,735

Cash and cash equivalents – end of period	$200,741	$127,902	$200,741	$127,902

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2007 and 2006 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     Recent accounting pronouncements not yet adopted as of December 31, 2007

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently assessing FAS 159 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces SFAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (defined in FAS 141 as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at the acquisition date. FAS 141R also requires acquisition-related costs to be recognized separately from the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing FAS 141R and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. FAS 160 clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. However, FAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing FAS 160 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

2.	Pre-funded social welfare grants receivable

     The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces and pre-funding provided to certain merchants participating in our merchant acquiring system. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The January 2008 payment service commenced during the last few days of December 2007 and was offered at government pay points and at merchant locations.

3.	Deferred expenditure on smart cards

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

4.	Inventory

     The Company’s inventory comprised the following categories as of December 31, 2007 and June 30, 2007.

	December 31,	June 30,
	2007	2007

Raw materials	$346	$588
Finished goods	7,132	5,057
	$7,478	$5,645

5.	Equity-accounted investments

     The percentage ownership and functional currency of the Company’s equity-accounted investments is presented in the table below:

	%	Functional currency of the
Equity-accounted investment	owned	equity-accounted investment
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	Namibia Dollar
SmartSwitch Botswana (Pty) Ltd (“SmartSwitch Botswana”)	50%	Botswana Pula
VTU De Colombia S.A. (“VTU Colombia”)	50%	Colombian Peso
Vietnam Payment Technologies Joint Stock Company (“VinaPay”)(1)	30%	Vietnamese Dong
(1) – acquired during the first quarter of fiscal 2008.

     The functional currency of the Company’s equity-accounted investments is not the U.S. dollar and thus the equity-accounted investments are restated at the period end U.S. dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income.

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2007 and December 31, 2007:

	Equity	Loans	Loss	Elimination	Total

Balance as of June 30, 2007	1,189	3,577	(791)	(983)	2,992
Share capital acquired/ loans
extended	428	-	-	-	428
(Loss) Earnings from equity-
accounted investments	-	-	(822)	302	(520)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(1)	-	-	(165)	153	(12)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(1)	-	-	(272)	149	(123)
Loss from equity-accounted
investment – VTU Colombia	-	-	(327)	-	(327)
Loss from equity-accounted
investment – VinaPay	-	-	(58)	-	(58)
Foreign currency adjustment(2)	26	114	(24)	(34)	82
Balance as of December 31, 2007	$1,643	$3,691	$(1,637)	$(715)	$2,982

     (1) – includes the (elimination of unrealized net income) recognition of realized net income as described below.
     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the U.S. dollar.

5.	Equity-accounted investments (continued)

     Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended December 31, 2007:

	Loss	Elimination	Total

(Loss) Earnings from equity-
accounted investments	(388)	152	(236)
SmartSwitch Namibia	(88)	82	(6)
SmartSwitch Botswana	(101)	70	(31)
VTU Colombia	(168)	-	(168)
VinaPay	(31)	-	(31)

     The Company is required to eliminate its percentage of the net income generated from sales to its equity-accounted investments. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings (loss) from equity-accounted investments in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2007 and 2006. The realized amount related to the elimination is included in the earnings (loss) from equity-accounted investments line in the consolidated statement of operations for the three and six months ended December 31, 2007 and 2006. The Company will recognize this net income from these sales during the period in which the hardware and software it has sold to its equity-accounted investments are utilized in its operations, or has been sold to third party customers, as the case may be.

6.	Goodwill and intangible assets

     Goodwill

     Summarized below is the movement in carrying value of goodwill for the six months ended December 31, 2007.

Carrying
value

Balance as of July 1, 2007	$85,871
Foreign currency adjustment (1)	2,585
Balance as of December 31, 2007	$88,456

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the carrying value.

     The carrying value of goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December	June 30,
	31, 2007	2007

Transaction-based activities	$40,661	$39,391
Smart card accounts	-	-
Financial services	5,177	5,014
Hardware, software and related technology sales	42,618	41,466
Total	$88,456	$85,871

6.	Goodwill and intangible assets (continued)

     Intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2007 and June 30, 2007:

	As of December 31, 2007			As of June 30, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$18,218	(2,232)	$15,986	$17,649	$(1,419)	$16,230
Software and unpatented technology	11,589	(5,775)	5,814	11,227	(3,717)	7,510
FTS patent	5,590	(4,194)	1,396	5,415	(3,792)	1,623
Exclusive licenses	4,506	(2,321)	2,185	4,506	(1,997)	2,509
Trademarks	4,204	(585)	3,619	4,072	(375)	3,697
Contract rights	2,448	(2,448)	0	2,371	(2,371)	-
Customer contracts	114	(86)	28	114	(74)	40
Total finite-lived intangible assets	$46,669	$(17,641)	$29,028	$45,354	$(13,745)	$31,609

     Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2007 was approximately $1.8 million and $3.5 million, respectively (three and six months ended December 31, 2006 was approximately $1.8 million and $3.5 million, respectively). Future annual amortization expense is estimated at approximately $7.0 million, however, this amount could differ from the actual amortization as a result of changes in useful lives and other relevant factors.

7.	Short-term facilities

     As of December 31, 2007, the Company had short-term facilities of approximately $83.9 million, translated at exchange rates applicable as of December 31, 2007. The interest rates applicable to these short-term facilities range from the South African prime overdraft rate (14.5% per annum at December 31, 2007) to the South African prime overdraft rate less 225 basis points. As of December 31, 2007, the Company had utilized approximately $0.02 million of its short-term facilities. The Company’s management believes its current short-term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

8.	Capital structure and creditor rights attached to the B Class Loans

     As described in Note 12 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company’s balance sheet reflects two classes of equity - common stock and linked units.

     During the three and six months ended December 31, 2007, 203,336 and 447,355 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 1,498,265 and 3,296,299 linked units during the three and six months ended December 31, 2007. The net result of these conversions was that 1,498,265 and 3,296,299 B class preference shares and B class loans were ceded to Net1 during the three and six months ended December 31, 2007, which converted 203,336 and 447,355 shares of special convertible preferred stock to 203,336 and 447,355 common stock in return for the ownership of 1,498,265 and 3,296,299 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 447,355 and the number of outstanding shares of special convertible preferred stock has decreased by 447,355. In addition, as a consequence of the conversion, Net1 now owns 198,596,861 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.007 million to $0.006 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

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

     As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three and six months ended December 31, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (57.1 million) of common stock (51.5 million) and special convertible preferred stock (5.6 million) in issue. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended December 31, 2007, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of December 31, 2007, the vesting conditions in respect of a portion of the awards had been satisfied. The vesting conditions are discussed in note 11 – Stock-based compensation.

     The basic earnings per share for the three and six months ended December 31, 2006, for the common stock and linked units is the same and is calculated by dividing the net income by the combined number (56.9 million) of common stock (50.4 million) and special convertible preferred stock (6.5 million) in issue.

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2007 and 2006.

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	51,481	50,384	51,467	50,375
Weighted average effect of dilutive securities:
employee stock options	535	481	422	478
Weighted average number of outstanding shares of
common stock – diluted	52,016	50,865	51,889	50,853

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	5,656	6,545	5,656	6,545
Weighted average effect of dilutive securities:
employee stock options	59	63	47	62
Weighted average number of outstanding linked units –
diluted	5,715	6,608	5,703	6,607

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	57,137	56,929	57,123	56,920

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	57,731	57,473	57,592	57,460

10.	Comprehensive income

     The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three and six months ended December 31, 2007 and 2006 was:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$20,318	$12,823	$38,246	$27,895
Foreign currency translation adjustments	2,275	16,517	8,137	5,977
	$22,593	$29,340	$46,383	$33,872

11.	Stock-based compensation

     Amended and Restated 2004 Stock Incentive Plan

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

11.	Stock-based compensation

     Activity under the 2004 Stock Incentive Plan, other stock options and options granted to employees of Prism

     Activity under the Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the three months ended December 31, 2007 and 2006, is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)
Balance outstanding – July 1, 2006	832,727	$9.66	8.36	$22,775
Options granted to Prism employees	904,674	22.51	10.00	-
Exercised	(16,666)	-	-	339
Forfeitures	(200,000)	-	-	-
Balance outstanding – September 30, 2006	1,520,735	$7.54	8.67	$16,524
Options granted under Plan on August 24, 2006	569,120	22.51	10.00	-
Forfeitures	(124,082)	-	-	-
Balance outstanding – December 31, 2006	1,965,773	$16.40	8.70	$25,878

Balance outstanding – July 1, 2007	1,374,543	$16.30	8.20	$10,840
Exercised	(49,998)	-	-	1,172
Balance outstanding – September 30, 2007	1,324,545	$16.80	8.00	$13,782
Forfeitures	(96,623)	-	-	-
Balance outstanding – December 31, 2007	1,227,922	$16.31	7.70	$16,021

     During the three and six months ended December 31, 2007, Prism employee resignations and terminations resulted in forfeitures of 96,623 options granted to employees of Prism (three and six months ended December 31, 2006: 124,082 options).

Exercisable	195,142	$14.2	7.5	$2,962

     No stock options became exercisable during the three and six months ended December 31, 2007 and 2006.

     No stock options were exercised during the three months ended December 31, 2007 and 2006. During the six months ended December 31, 2007 and 2006, respectively, the Company received approximately $0.15 million and $0.05 million from employees exercising stock options. The Company issues new shares to satisfy stock option exercises.

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a net stock compensation charge of $0.9 million and $0.5 million for the three months ended December 31, 2007 and 2006, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration

Three months ended December 31, 2006
Stock-based compensation charge	$524	$156	$368
Total – Three months ended December 31, 2006	$524	$156	$368

Three months ended December 31, 2007
Stock-based compensation charge	$1,197	$100	$1,097
Reversal of stock compensation charge related to options
forfeited	(286)	(147)	(139)
Total – Three months ended December 31, 2007	$911	$(47)	$958

11.	Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost (continued)

     The Company has recorded a net stock compensation charge of $1.8 million and $0.5 million for the six months ended December 31, 2007 and 2006, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Six months ended December 31, 2006
Stock-based compensation charge	$712	$218	$494
Reversal of stock compensation charge related to options
granted in January 2006	(216)	-	(216)
Total - six months ended December 31, 2006	$496	$218	$278

Six months ended December 31, 2007
Stock-based compensation charge	$2,038	$200	$1,838
Reversal of stock compensation charge related to options
forfeited	(286)	(147)	(139)
Total – six months ended December 31, 2007	$1,752	$53	$1,699

     The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of December 31, 2007, the total unrecognized compensation cost related to stock options was approximately $3.7 million, which the Company expects to recognize over approximately four years. As of December 31, 2007, the total unrecognized compensation cost related to restricted stock awards was approximately $12.1 million, which the Company expects to recognize over approximately three years. As of December 31, 2007, interest due from employees related to loans extended to fund stock option exercises was approximately $0.03 million.

     As of December 31, 2007, the Company has recorded a deferred tax asset of approximately $0.3 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

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

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three and six months ended December 31, 2007, there were three such customers, providing 29%, 15% and 10%, and 32%, 16% and 10%, respectively, of total revenue (each of the three and six months ended December 31, 2006: three customers 35%, 17% and 10%, respectively, of total revenue).

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

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues to external customers
Transaction-based activities	$39,991	$29,973	$78,155	$62,210
Smart card accounts	9,637	8,487	18,773	17,067
Financial services	2,135	2,793	4,318	5,778
Hardware, software and related technology sales	16,737	8,318	27,513	17,442
Total	68,500	49,571	128,759	102,497
Inter-company revenues
Transaction-based activities	1,142	1,006	2,221	2,012
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	(262)	11,451	(262)	11,451
Total	880	12,457	1,959	13,463
Operating income
Transaction-based activities	21,381	17,502	41,970	35,930
Smart card accounts	4,380	3,858	8,532	7,758
Financial services	458	768	904	1,828
Hardware, software and related technology sales	2,265	581	4,205	1,630
Corporate/Eliminations	(258)	(2,567)	(1,479)	(3,829)
Total	28,226	20,142	54,132	43,317
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	6,978	3,666	12,266	6,871
Total	6,978	3,666	12,266	6,871
Interest expense
Transaction-based activities	2,838	2,329	5,141	4,659
Smart card accounts	-	-	-	-
Financial services	-	1	-	1
Hardware, software and related technology sales	16	3	19	6
Corporate/Eliminations	8	147	8	147
Total	2,862	2,480	5,168	4,813
Depreciation and amortization
Transaction-based activities	1,233	1,258	2,431	2,618
Smart card accounts	-	-	-	-
Financial services	104	100	208	204
Hardware, software and related technology sales	1,156	1,112	2,269	2,257
Corporate/Eliminations	340	343	671	681
Total	$2,833	$2,813	$5,579	$5,760

12.	Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Income taxation expense
Transaction-based activities	$5,478	$4,394	$10,892	$9,056
Smart card accounts	1,271	1,119	2,475	2,250
Financial services	132	222	261	530
Hardware, software and related technology sales	720	150	1,321	453
Corporate/Eliminations	4,187	2,805	7,711	5,241
Total	11,788	8,690	22,660	17,530
Net income after taxation
Transaction-based activities	13,064	10,779	26,131	22,215
Smart card accounts	3,111	2,738	6,060	5,507
Financial services	325	545	640	1,297
Hardware, software and related technology sales	1,506	426	2,843	1,168
Corporate/Eliminations	2,312	(1,665)	2,572	(2,292)
Total	20,318	12,823	38,246	27,895
Segment assets
Total	424,031	335,926	424,031	335,926
Expenditures for long-lived assets
Transaction-based activities	950	808	1,460	1,311
Smart card accounts	-	-	-	-
Financial services	234	31	334	101
Hardware, software and related technology sales	21	21	82	291
Corporate/Eliminations	-	-	-	-
Total	$1,205	$860	$1,876	$1,703

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

     For the three and six months ended December 31, 2007, the tax charge was calculated using the expected effective tax rate for the year (36.89%) . Our effective tax rate for the three and six months ended December 31, 2007 was 36.5% and 37.0%, respectively.

13.	Income tax in interim periods (continued)

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

     The Company increased its unrecognized tax benefits by $0.1 million and reduced its deferred tax assets by approximately $0.03 million during the three months ended December 31, 2007. As of December 31, 2007, the Company had accrued interest related to uncertain tax positions of approximately $0.02 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on the results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa and in the U.S. federal jurisdiction. As of July 1, 2007, the Company is no longer subject to income tax examination by the South African Revenue Service for years before July 1, 2003. As of December 31, 2007, the Company is no longer subject to income tax examination by the South African Revenue Service for years before December 31, 2003. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

     Change in fully distributed tax rate from 36.89% to 35.45%

     On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007) (“Revenue Laws Act”), was promulgated in South Africa. The Revenue Laws Act included the legislation to reduce the rate of Secondary Tax on Company’s (“STC”) from 12.50% to 10.00%, effective October 1, 2007. Since the Revenue Laws Act was only promulgated in the third quarter of fiscal 2008 the fully distributed tax rate for the second quarter of fiscal 2008 remains at 36.89% . The fully distributed tax rate will be reduced to 35.45% from 36.89% during the third quarter of fiscal 2008. The reduction of the fully distributed tax rate during the third quarter of fiscal 2008 will result in the reversal of a portion of the deferred tax assets and liabilities recognized as of December 31, 2007. As a result of the fluctuations in the ZAR/ USD exchange rate the exact impact on the Company’s condensed consolidated statement of operations and condensed consolidated balance sheet can not be quantified.

     See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Trends and Material Developments Affecting our Business–Proposed abolishment of Secondary Taxation on Companies for further discussion and analysis of the change in the fully distributed tax rate on the Company’s results.

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

Trends and Material Developments Affecting our Business

South African Provincial Contracts

     The South African Social Security Agency, or SASSA, is in the process of conducting a national tender for the distribution of welfare grants in which bidders had the opportunity to bid for all of South Africa or on a province-by-province basis. On May 4, 2007, we filed proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. SASSA provided an indicative time-frame for the evaluation of the tender proposals and the award of the contract to successful bidders, but all of the key dates have already been missed. As part of the evaluation process for the tender, all bidders were requested to demonstrate their proposed payment solution to SASSA. Our response to the request for proposal was demonstrated to the SASSA evaluation committee on October 25, 2007. In December 2007 we received a notice to bidders from SASSA requesting further details of our financial proposals in a standard format provided in the notice to bidders by no later than December 28, 2007. We provided our response to the notice to bidders to SASSA on December 28, 2007. On January 31, 2008 we received a further notice to bidders from SASSA advising bidders that, due to unforeseen circumstances, the tender evaluation process had not been completed and, as a result, SASSA was requesting tenderers to extend the validity period of their tender responses from February 9, 2008 to March 31, 2008. Our five existing contracts to provide welfare administration and distribution services expire on March 31, 2008. We believe that our existing contracts will be extended by at least six months due to these delays in the tender evaluation process and the minimum implementation timeframe specified in the tender specifications, although there can no assurance that such extensions will in fact occur.

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

     As of December 31, 2007, SmartSwitch Namibia has activated 207,939 UEPS smart cards and has signed up 151 merchants to accept the UEPS smart cards. SmartSwitch Namibia utilizes the UEPS system to facilitate the sale of prepaid electricity and mobile airtime to UEPS smart card holders. This solution facilitates the sale of prepaid electricity and mobile airtime in rural and urban areas using the UEPS system to secure, authenticate and collect payments on behalf of the participating municipalities and the mobile airtime service providers.

     The Payment Association of Namibia authorized SmartSwitch Namibia as a payment system service provider in Namibia in July 2007. SmartSwitch Namibia’s projects with merchants, NamPost and Payzone are currently operational. In addition, SmartSwitch Namibia continues various UEPS-based pilot projects with employers which include the identification of employers interested in utilizing the UEPS-based system to pay employees. These employees will be able to use their UEPS smart cards at the 151 merchants accepting UEPS smart cards in Namibia.

     Botswana

     We own 50% of Smartswitch Botswana (Proprietary) Limited, or Smartswitch Botswana, and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

     During the first quarter of fiscal 2008, SmartSwitch Botswana commenced pilot UEPS-based transactions with merchants, employers and card holders, and these transactions are underwritten by Bank Gaborone. The preliminary phases of the pilot were completed successfully during the second quarter of fiscal 2008 and SmartSwitch Botswana management is in the process of presenting the results to mining and construction employers for payment of wages to their employees. SmartSwitch Botswana currently uses the UEPS-based technology to perform the deduction of loan repayments from borrower’s salaries on behalf of microlenders in Botswana.

     Nigeria

     We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana.

     In August 2007, the Central Bank of Nigeria formally approved the SmartSwitch Nigeria banking license application to provide payment solutions and products in the Nigerian financial markets. As a result, SmartSwitch Nigeria can now officially commence its pilot for the UEPS service offering in Nigeria. We expected the pilot with Diamond Bank Limited, SmartSwitch Nigeria’s 15% shareholder, to commence during the second quarter of fiscal 2008, however due to administrative delays the smart cards required for the pilot will only be delivered during the third quarter of fiscal 2008. We expect the pilot to commence during the third quarter of fiscal 2008.

     Colombia

     We own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system in Colombia. The VTU system in Colombia is now active with Colombia’s third largest mobile operator. VTU Colombia has entered into an agreement with Colombia’s largest mobile operator to utilize the VTU system. Customization for the largest mobile operator is expected to commence during the third quarter of fiscal 2008. In addition, agreements have been entered into with VTU Colombia’s initial and primary distribution partner to deploy VTU enabled handsets through its national distribution and sales force.

     VTU Colombia commenced VTU operations in August 2007. The following chart presents the growth in VTU Colombia revenue and the number of transactions during the five month period ended December 31, 2007:

     Vietnam

     In Vietnam, we own 30% of Vietnam Payment Technologies, or Vinapay, which was authorized and licensed to commence business activities at the end of May 2007. The VTU system became fully operational and the first commercial transactions were performed by customers in late December 2007. In addition, we continue preliminary discussions with two of Vietnam’s other mobile operators and the country's largest internet gaming operator.

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

Ghanaian National Switch and Smart Card Payment System

     We continue software development and customization activities related to the Ghanaian National Switch and Smart Card Payment System. In addition, hardware required in terms of the tender specifications was delivered to Ghana in December 2007. During the first quarter of fiscal 2008 we commenced the process of integrating the Ghanaian participating banks with the National Switch and Smart Card Payment System.

     It is expected that the Ghanaian National Switch and Smart Card Payment System will be officially launched during the fourth quarter of fiscal 2008. Progress has been made on the construction of the data room in Ghana and we expect to conclude the majority of the software development and hardware delivery phases of the contract in the third and fourth quarters of fiscal 2008.

     During January 2008, the Central Bank of Ghana announced that is mandatory for all financial institutions, including banks, community banks and credit unions have to participate in the UEPS national switch. As a result, we anticipate that 169 different financial institutions will join the payment system. The Central Bank of Ghana has also ordered a further 1.5 million smart cards, 2,000 terminals, 810 registration workstations, 254 wage payment workstations and have asked us to upgrade all existing ATM’s in Ghana to be UEPS compatible. We anticipate delivery of these additional requirements during the first two quarters of fiscal 2009.

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

     Net1 and Grindrod Bank commenced with the establishment of the division during the third quarter of fiscal 2007. During the establishment phase, all the relevant technological platforms will be installed, where required, or integrated between Net1 and Grindrod. Grindrod Bank, with Net1’s assistance, has also initiated the process that will enable it to become a member of the South African National Payment System and the various payment clearing houses in South Africa. Grindrod Bank has been granted membership of the Payments Association of South Africa, or PASA, and we successfully completed the process of becoming a member of the EFT debit / credit clearing houses and we received permission from the South African Reserve Bank to join the national payment and settlement system. We remain on track to join the other various payment clearing houses, including debit / credit card issuing and acquiring.

     In parallel, Net1 and Grindrod Bank have defined the products, pricing and marketing strategy for the wage payment system. During the fourth quarter of fiscal 2007, Net1 and Grindrod Bank commenced pilot operations of the wage payment system and approximately 2,100 people, mainly in the agricultural sector, are currently being paid through our wage payment system. During the second quarter, we engaged with several trade unions, payroll processors, financial services providers, large retailers and large employer groups who have the desire, and ability, to market and distribute our wage payment solution on a national basis.

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

     The reform is being implemented in two phases. The first phase entailed a reduction of the STC rate, effective October 1, 2007, to 10% and the second phase, expected in 2008, is a total conversion to a dividend tax. It is likely that South African companies will be required to withhold the dividend tax on all dividends paid. On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007), or the Revenue Laws Act, was promulgated. The Revenue Laws Act included the legislation to reduce the rate of STC from 12.50% to 10.00%, effective October 1, 2007. Since the Revenue Laws Act was only promulgated in the third quarter of fiscal 2008, the fully distributed tax rate for the second quarter of fiscal 2008 remains at 36.89% . The fully distributed tax rate will be reduced to 35.45% from 36.89% during the third quarter of fiscal 2008. The reduction of the fully distributed tax rate during the third quarter of fiscal 2008 will result in the reversal of deferred tax assets and liabilities recognized as of December 31, 2007. As a result of the fluctuations in the ZAR/ USD exchange rate the exact impact on our condensed consolidated statement of operations and condensed consolidated balance sheet can not be quantified, however, Table 1 illustrates the expected effect using the ZAR/ USD exchange rate as of December 31, 2007.

     We can not reasonably determine whether the second phase will be enacted as proposed and we will comply with that new tax legislation once it has been enacted. If the announcements made by the South African Minister of Finance in his National Budget speech regarding the second phase are enacted we expect the proposed replacement of STC with a dividend tax to reduce our current fully distributed rate of 36.89% to 29%. Under GAAP we apply the fully distributed tax rate of 36.89% to our deferred taxation assets and liabilities. The change in the fully distributed tax rate is expected to reduce our deferred taxation assets and liabilities. We have not yet determined whether we would qualify for the treaty relief available to foreign shareholders.

     Included in our earnings for the three and six months ended December 31, 2007, is deferred income tax expense of approximately $2.1 million and $4.5 million (ZAR 14.4 million and ZAR 31.1 million), respectively, related to the application of the fully distributed rate of 36.89% compared with the South African statutory rate of 29% to our Income before income taxes. The following table illustrates the effect on our December 31, 2007, income tax expense, earnings per share and net deferred tax liability as if the first and second phases described above had been enacted on July 1, 2007:

Table 1	Three months ended December 31, 2007
		Illustrative	Illustrative
		effect	effect
	Actual	scenario 1(1)	scenario 2(2)
Fully distributed tax rate	36.89%	35.45%	29.00%
Income tax expense	11,788	11,363	9,663
Earnings per share, in U.S. cents	36	37	40
Net deferred tax liability (asset) as at December 31	29,191	22,543	(4,049)

	Six months ended December 31, 2007
		Illustrative	Illustrative
		effect	effect
	Actual	scenario 1(1)	scenario 2(2)
Fully distributed tax rate	36.89%	35.45%	29.00%
Income tax expense	22,660	21,764	18,179
Net deferred tax liability reversal to net income (3)	-	5,607	28,034
Earnings per share, in U.S. cents	67	69	75
Net deferred tax liability (asset) as at December 31	29,191	22,543	(4,049)

     (1) Scenario 1 illustrates the reduction in the fully distributed rate from 36.89% to 35.45% as a result of the enactment of the change in the fully distributed tax rate to 35.45% in January 2008 which we are required to apply from July 1, 2007 in our South African annual tax computation and reported results. As a result of the enactment in January 2008 the cumulative adjustment will be accounted for in the third quarter of fiscal 2008.

     (2) Scenario 2 illustrates the abolishment of STC had this been enacted on July 1, 2007. Accordingly, the fully distributed rate decreases from 36.89% to 29%. All South African deferred tax assets and liabilities would then be measured at 29% which would result in a reversal of a portion of the net deferred tax liabilities recognized.

     (3) The net deferred tax liability reversal to net income represents the portion of the net deferred tax liability rate adjustment as of June 30, 2007 translated at rates applicable as of June 30, 2007 assuming a) the fully distributed tax rate, prior to the abolishment of STC, was 35.45% (illustrative effect scenario 1) and b) the fully distributed tax rate is thereafter 29% (illustrative effect scenario 2).

     As discussed above, we can not reasonably determine whether, or when, the phase two amendments will be enacted as proposed and what the ultimate effect on our reported earnings will be.

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

     Recent accounting pronouncements not yet adopted as of December 31, 2007

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2007, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2007	2006	2007	2006	2007
ZAR : $ average exchange rate	6.7909	7.3435	6.9566	7.2532	7.2188
Highest ZAR : $ rate during period	7.0843	7.9748	7.5977	7.9748	7.9748
Lowest ZAR : $ rate during period	6.4262	6.8863	6.4262	6.7193	6.7193
Rate at end of period	6.8547	7.0551	6.8547	7.0551	7.0760

ZAR: US $ Exchange Rates

     Translation exchange rates

     We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2007 and 2006, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 3	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2007	2006	2007	2006	2007
Income and expense items: $1 = ZAR.	6.7765	7.3190	6.9446	7.2649	7.2100

Balance sheet items: $1 = ZAR	6.8547	7.0551	6.8547	7.0551	7.0760

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

     Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

     The following factors had a significant influence on our results of operations during the three months ended December 31, 2007 as compared with the same period in the prior year:

  significant strengthening of the South African rand, our functional currency, against the U.S. dollar, our reporting currency, which had a positive impact on our revenues and net income in U.S. dollars;
  increased revenues from price increases, effective from July 1, 2007 from the KwaZulu-Natal provincial government for welfare distribution and administration services;
  increased number of grants paid in the North West province;
  continuation of the contract to provide the Central Bank of Ghana with a National Switch and Smart Card Payment System utilizing our UEPS technology;
  increased revenues from continued adoption of our merchant acquiring system by cardholders; and
  stock-based compensation charges related to grants of restricted stock in August 2007 under the 2004 Amended and Restated Stock Incentive Plan.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 4	(US GAAP)
	Three months ended December 31,
	2007	2006	$ %
	$ ’000	$ ’000	change
Revenue	68,500	49,571	38%
Cost of goods sold, IT processing, servicing and support	20,175	10,926	85%
Selling, general and administration	17,266	15,690	10%
Depreciation and amortization	2,833	2,813	1%
Operating income	28,226	20,142	40%
Interest income, net	4,116	1,186	247%
Income before income taxes	32,342	21,328	52%
Income tax expense	11,788	8,690	36%
Income before minority interest and earnings from
equity-accounted investments	20,554	12,638	63%
Minority interest	-	-
(Loss) Earnings from equity-accounted investments	(236)	185
Net income	20,318	12,823	58%

	In South African Rand
Table 5	(US GAAP)
	Three months ended December 31,
			ZAR
	2007	2006	%
	ZAR ’000	ZAR ’000	change
Revenue	464,192	362,808	28%
Cost of goods sold, IT processing, servicing and support	136,716	79,967	71%
Selling, general and administration	117,003	114,834	2%
Depreciation and amortization	19,198	20,588	(7)%
Operating income	191,275	147,419	30%
Interest income, net	27,892	8,680	221%
Income before income taxes	219,167	156,099	40%
Income tax expense	79,882	63,602	26%
Income before minority interest and earnings from
equity-accounted investments	139,285	92,497	51%
Minority interest	-	-
(Loss) Earnings from equity-accounted investments	(1,599)	1,354
Net income	137,686	93,851	47%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the three months ended December 31, 2007, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the sale of hardware and software development and customization to the Bank of Ghana.

     Our operating income margin for each of the three months ended December 31, 2007 and 2006 was 41%, respectively.

     Selling, general and administration expenses increased during the second quarter of fiscal 2008 from the comparable quarter in fiscal 2007 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first quarter of fiscal 2008 and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa.

     Our direct costs of maintaining a listing on Nasdaq as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors fees, legal fees, fees paid to Nasdaq, our compliance officers salary, fees paid to consultants who assist with compliance with Sarbanes and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.5 million (ZAR 3.1 million) and $0.4 million (ZAR 2.6 million) during the three months ended December 31, 2007 and 2006, respectively.

     Depreciation and amortization includes the amortization charge related to the acquisition of Prism of $1.5 million (ZAR 10.0 million) and $1.4 million (ZAR 10.0 million), respectively, for the three months ended December 31, 2007 and 2006. The deferred tax benefit included in our statement of operations related to the intangible amortization charge for each of the three months ended December 31, 2007 and 2006 was $0.5 million (ZAR 3.6 million), respectively. Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the three months ended December 31, 2007 compared with the three months ended December 31, 2006. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals.

     Interest on surplus cash for the three months ended December 31, 2007 increased to $7.0 million (ZAR 47.5 million) from $3.7 million (ZAR 26.8 million) for the three months ended December 31, 2006. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the three months ended December 31, 2007 compared with the three months ended December 31, 2006 and higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 12.07% per annum for the three months ended December 31, 2006, to 14.08% per annum for the three months ended December 31, 2007.

     During the three months ended December 31, 2007, our finance costs increased due to the increase in the average rates of interest on short-term facilities which was offset by an increase in available cash for our pre-funding obligation which resulted in less utilization of our short-term facilities. Finance costs increased to $2.9 million (ZAR 19.7 million) for the three months ended December 31, 2007, from $2.5 million (ZAR 18.1 million) for the three months ended December 31, 2006.

     Total tax expense for the three months ended December 31, 2007 was $11.8 million (ZAR 79.9 million) compared with $8.7 million (ZAR 63.6 million) during the same period in the comparable quarter of the prior fiscal year. The increase was primarily due to our increased profitability in our transaction-based and hardware, software and related technology sales activities. Our effective tax rate for the three months ended December 31, 2007 was 36.7%, compared to 40.7% for the three months ended December 31, 2006. The change in our effective tax rate was primarily due to fewer non-deductible expenses during the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB 109, or FIN 48, has not had significant impact on our effective tax rate during the three months ended December 31, 2007.

     Loss from equity-accounted investments for the three months ended December 31, 2007, of $0.2 million (ZAR 1.6 million) does not include equity-accounted earnings attributable to Permit Group 2 (Pty) Ltd (“Permit”) because Permit was sold in the fourth quarter of fiscal year 2007. Earnings from equity-accounted investments for the three months ended December 31, 2006 of $0.2 million (ZAR 1.7 million) does not include equity-accounted losses attributable to VTU Colombia and VinaPay because we had not invested in these entities as of December 31, 2006. During the three months ended December 31, 2007, we recognized income from license fees, software and hardware sales made to equity-accounted investees in prior periods of approximately $0.2 million (ZAR 1.0 million). Eliminations of hardware sales and other services and income from license fees, software and hardware sales made in prior periods have been included in (loss) earnings from equity-accounted investments.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 6	In United States Dollars (US GAAP)
	Three months ended December 31,
	2007	% of	2006	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	39,991	58%	29,973	60%	33%
Smart card accounts	9,637	14%	8,487	17%	14%
Financial services	2,135	3%	2,793	6%	(24)%
Hardware, software and related technology sales	16,737	25%	8,318	17%	101%
Total consolidated revenue	68,500	100%	49,571	100%	38%
Consolidated operating income (loss):
Transaction-based activities	21,381	76%	17,502	87%	22%
Smart card accounts	4,380	16%	3,858	19%	14%
Financial services	458	2%	768	4%	(40)%
Hardware, software and related technology sales	2,265	8%	581	3%	290%
Corporate/eliminations	(258)	(2)%	(2,567)	(13)%	(90)%
Total consolidated operating income	28,226	100%	20,142	100%	40%

Table 7	In South African Rand (US GAAP)
	Three months ended December 31,
	2007		2006
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	271,000	58%	219,371	60%	24%
Smart card accounts	65,305	14%	62,116	17%	5%
Financial services	14,468	3%	20,442	6%	(29)%
Hardware, software and related technology sales	113,419	25%	60,879	17%	86%
Total consolidated revenue	464,192	100%	362,808	100%	28%
Consolidated operating income (loss):
Transaction-based activities	144,889	76%	128,097	87%	13%
Smart card accounts	29,681	16%	28,237	19%	5%
Financial services	3,104	2%	5,621	4%	(45)%
Hardware, software and related technology sales	15,349	8%	4,252	3%	261%
Corporate/eliminations	(1,748)	(2)%	(18,788)	(13)%	(91)%
Total consolidated operating income	191,275	100%	147,419	100%	30%

     Transaction-based activities

     In U.S. dollars, revenues increased by 33% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income increased by 22% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     In ZAR, revenues increased by 24% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income increased by 13% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     These increases in revenues and operating income were due primarily to the price increases in the KwaZulu-Natal, Eastern Cape, NorthWest and Limpopo provinces, higher volumes from all of our provincial contracts, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin for the three months ended December 31, 2007 decreased to 53% from 58% for the three months ended December 31, 2006. These profit margin decreases were mainly due to:

  inflationary increases in our cost components that were higher than the increases we negotiated with our customers;

  timing differences relating to our annual price increase negotiations, specifically in the Limpopo province where we received a back-dated price increase during the three months ended December 31, 2006; and

  lower revenues earned during the first half of fiscal 2008 compared with the first half of fiscal 2007 which resulted from the opening in December 2007 of the January 2008 payfile in all provinces except KwaZulu- Natal, whereas in December 2006, the January 2007 payfile was opened in all provinces.

     These operating income margin decreases were partially offset by the increased revenues from price increases from the KwaZulu-Natal provincial government for welfare distribution and administration services and improved margins from EasyPay.

          Continued adoption of our merchant acquiring system:

     The key statistics and indicators of our merchant acquiring system during the three months ended December 31, 2007 and 2006, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 8	Three months ended
	December 31,
	2007	2006
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,304	4,145
Number of participating UEPS retail locations	2,532	2,443
Value of transactions processed through POS devices during the quarter
(2) (in $ ’000)	258,852	185,190
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in $ ’000)	275,456	188,074
Value of transactions processed through POS devices during the quarter
(2) (in ZAR ’000)	1,757,836	1,355,399
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in ZAR ’000)	1,870,595	1,376,509
Number of grants paid through POS devices during the quarter (2)	3,439,226	2,788,529
Number of grants paid through POS devices during the completed pay
cycles for the quarter (3)	3,661,101	2,838,969
Average number of grants processed per terminal during the quarter (2)	799	671
Average number of grants processed per terminal during the completed
pay cycles for the quarter (3)	851	683

(1)	NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2)	Refers to events occurring during the quarter (i.e., based on three calendar months).
(3)	Refers to events occurring during the completed pay cycle.

     The increase in the number of POS devices installed and participating UEPS retail locations is mainly attributable to the growth of our merchant acquiring system in the North West as a result of the increased number of beneficiaries paid in that province.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 22 month period ended December 31, 2007:

POS installations and utilization per POS

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 22 month period ended December 31, 2007:

Loads at merchant locations in South African Rand

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 22 month period ended December 31, 2007:

Number of social welfare grants loaded at merchant locations

          Higher volumes from our provincial contracts:

     During the three months ended December 31, 2007, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the three months ended December 31, 2007 increased 5% to 11,896,755 from the three months ended December 31, 2006.

     The higher volumes under existing provincial contracts during the three months ended December 31, 2007, as well as average revenue per grant paid, are detailed below:

Table 9	Three months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2007	2006	2007	2006
Province	2007	2006	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	5,063,374	5,022,500	3.26	2.75	22.11	20.18
Limpopo (B)	2,948,717	2,905,861	2.56	2.18	17.39	15.98
North West (C)	1,230,354	827,058	3.16	2.68	21.43	19.71
Northern Cape (D)	498,877	416,702	2.71	2.54	18.37	18.67
Eastern Cape (E)	2,155,433	2,144,919	2.37	1.61	16.11	11.81
Total	11,896,755	11,317,040

     (1) Average Revenue per Grant Paid excludes $ 0.81 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.75 (ZAR 5.50) related to the provision of smart card accounts.

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

     (D) - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape was primarily due to fewer registrations.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective January 1, 2007.

          EasyPay transaction fees:

     During the three months ended December 31, 2007 and 2006, EasyPay processed 135 million and 118 million transactions with an approximate value of $4.4 billion (ZAR 30.3 billion) and $3.7 billion, (ZAR 27.2 billion), respectively. The average fee per transaction during the three months ended December 31, 2007 and 2006 was $0.03 (ZAR 0.21) . The number of transactions processed during the three months ended December 31, 2007 increased compared with the three months ended December 31, 2006, due to the strong economic climate experienced in South Africa during the second quarter of fiscal 2008 which has resulted in an increase in the number of transactions processed through retailers. We expect the number of transactions processed during the third quarter of fiscal 2008 to be lower than those during the second quarter of fiscal 2008 due to the festive season and summer holidays in South Africa during the second quarter. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the third quarter of fiscal 2008.

     Operating income margins generated by EasyPay during the three months ended December 31, 2007 and 2006, were 41.0% and 39.2%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the three months ended December 31, 2007 and 2006, of approximately $0.5 million (ZAR 3.2 million) and $0.4 million (ZAR 3.2 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the three months ended December 31, 2007 and 2006 was 52.5% and 52.3%, respectively.

          Smart card accounts

     In U.S. dollars, revenues increased by 14% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income increased by 14% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     In ZAR, revenues increased by 5% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income increased by 5% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended December 31, 2007 and 2006.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,976,684 smart card-based accounts were active at December 31, 2007, compared to 3,790,813 active accounts as at December 31, 2006. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

          Financial services

     In U.S. dollars, revenues decreased by 24% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income decreased by 40% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     In ZAR, revenues decreased by 29% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income decreased by 45% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     Revenues from UEPS-based lending decreased during the three months ended December 31, 2007 compared with the three months ended December 31, 2006 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the three months ended December 31, 2007 compared with the three months ended December 31, 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

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

     Some of the key indicators of these businesses are illustrated below:

Table 10	As at December 31,
	2007	2006		2007	2006
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	5,336	7,399	(28)%	36,575	52,206	(30)%
Allowance for doubtful finance loans
receivable	(3,153)	(4,232)	(25)%	(21,612)	(29,858)	(28)%
Finance loans receivable – net	2,183	3,167	(31)%	14,963	22,348	(33)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	4,086	4,429	(8)%	28,012	31,244	(10)%
Total finance loans receivable,
net	6,269	7,596		42,975	53,592

     Operating income margin for the financial services segment decreased to 21% for the three months ended December 31, 2007 from 27% for the three months ended December 31, 2006, primarily due to a lower return on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

          Hardware, software and related technology sales

     In U.S. dollars, revenues increased by 101% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income increased by 290% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     In ZAR, revenues increased by 86% for the three months ended December 31, 2007, from the three months ended December 31, 2006. Operating income increased by 261% for the three months ended December 31, 2007 from the three months ended December 31, 2006.

     We continued software development and customization activities related to the Ghanaian national switch and smart card payment system contract during the second quarter of fiscal 2008. In addition, we commenced with the delivery of hardware to Ghana. Our revenues include approximately $5.6 million (ZAR 37.9 million) from software development and customization activities and hardware related to this contract. Software development and customization are high margin activities for us and contributed to the increase in operating income during the three months ended December 31, 2007. During the third quarter of fiscal 2008 we expect to recognize revenues related to the Ghana contract for on-going software development and customization and delivery of hardware. We can not reasonably predict the revenue from these sales expected in the third quarter of fiscal 2008.

     Our revenues for the three months ended December 31, 2007, includes approximately $2.0 million (ZAR 13.8 million) from sales to Nedbank Limited, or Nedbank. The remainder of the order from Nedbank will be delivered during the three months ended March 31, 2008, and we expect to recognize revenue of approximately $0.3 million (ZAR 2.0 million), translated at the USD/ ZAR exchange rate as of December 31, 2007.

     Amortization of Prism intangible assets during the three months ended December 31, 2007 and 2006 was approximately $1.0 million (ZAR 6.7 million) and $0.9 million (ZAR 6.7 million), respectively, and reduced our operating income.

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

          Corporate/eliminations

     In U.S. dollars, the operating loss decreased by $2.3 million for the three months ended December 31, 2007, from the three months ended December 31, 2006.

     In ZAR, the operating loss decreased by ZAR 17.0 million for the three months ended December 31, 2007, from the three months ended December 31, 2006.

     Corporate/eliminations for the three months ended December 31, 2006 includes the non-recurring charges of approximately $1.2 million (ZAR 8.6 million) related to an acquisition we ultimately decided not to pursue.

     Our operating losses include expenditure related to compliance with Sarbanes, non-executive directors’ fees, employee and executives salaries and bonuses, stock-based compensation, legal and auditor fees, directors and officer’s insurance premiums, telecommunications expenses, property related expenditures including utilities, rental, security and maintenance, and elimination entries.

     Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

     The following factors had a significant influence on our results of operations during the six months ended December 31, 2007 as compared with the same period in the prior year:

  significant strengthening of the ZAR, our functional currency, against the U.S. dollar, our reporting currency, which had a positive impact on our revenues and net income in U.S. dollars;
  increased revenues from price increases, effective from July 1, 2007 from the KwaZulu-Natal provincial government for welfare distribution and administration services;
  increased number of grants paid in the North West province;
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

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 11	(US GAAP)
	Six months ended December 31,
	2007	2006	$ %
	$ ’000	$ ’000	change
Revenue	128,759	102,497	26%
Cost of goods sold, IT processing, servicing and support	35,318	24,245	46%
Selling, general and administration	33,730	29,175	16%
Depreciation and amortization	5,579	5,760	(3)%
Operating income	54,132	43,317	25%
Interest income, net	7,098	2,058	245%
Income before income taxes	61,230	45,375	35%
Income tax expense	22,660	17,530	29%
Income before minority interest and earnings from
equity-accounted investments	38,570	27,845	39%
Minority interest	(196)	205
(Loss) Earnings from equity-accounted investments	(520)	255
Net income	38,246	27,895	37%

	In South African Rand
Table 12	(US GAAP)
	Six months ended December 31,
			ZAR
	2007	2006	%
	ZAR ’000	ZAR ’000	change
Revenue	894,180	744,630	20%
Cost of goods sold, IT processing, servicing and support	245,270	176,137	39%
Selling, general and administration	234,241	211,953	11%
Depreciation and amortization	38,744	41,846	(7)%
Operating income	375,925	314,694	19%
Interest income, net	49,293	14,951	230%
Income before income taxes	425,218	329,645	29%
Income tax expense	157,365	127,354	24%
Income before minority interest and earnings from
equity-accounted investments	267,853	202,291	32%
Minority interest	(1,361)	1,489
(Loss) Earnings from equity-accounted investments	(3,611)	1,853	(295)%
Net income	265,603	202,655	31%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the six months ended December 31, 2007, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the sale of hardware and software development and customization to the Bank of Ghana.

Our operating income margin for each of the six months ended December 31, 2007 and 2006 was 42%, respectively.

     Selling, general and administration expenses increased during the first half of fiscal 2008 from the comparable period in fiscal 2007 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first quarter of fiscal 2008 and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa.

     Our direct costs of maintaining a listing on Nasdaq as well as compliance with Sarbanes includes independent directors fees, legal fees, fees paid to Nasdaq, our compliance officers salary, fees paid to consultants who assist with compliance with Sarbanes and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $1.0 million (ZAR 7.2 million) and $0.9 million (ZAR 6.2 million) during the six months ended December 31, 2007 and 2006, respectively.

     Depreciation and amortization includes the amortization charge related to the acquisition of Prism of $2.9 million (ZAR 19.9 million) and $2.6 million (ZAR 19.1 million), respectively, for the six months ended December 31, 2007 and 2006. The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the six months ended December 31, 2007 and 2006 was $1.0 million (ZAR 7.2 million) and $1.0 million (ZAR 7.0 million), respectively. Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the six months ended December 31, 2007 compared with the six months ended December 31, 2006. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals.

     Interest on surplus cash for the six months ended December 31, 2007 increased to $12.3 million (ZAR 85.6 million) from $6.9 million (ZAR 49.9 million) for the six months ended December 31, 2006. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the six months ended December 31, 2007 compared with the six months ended December 31, 2006 and the higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 11.70% per annum for the six months ended December 31, 2006, to 13.66% per annum for the six months ended December 31, 2007.

     During the six months ended December 31, 2007, our finance costs increased due to the increase in the average rates of interest on short-term facilities which was offset by an increase in available cash for our pre-funding obligation which resulted in less utilization of our short-term facilities. Finance costs increased to $5.2 million (ZAR 36.2 million) for the six months ended December 31, 2007, from $4.8 million (ZAR 34.9 million) for the six months ended December 31, 2006.

     Total tax expense for the six months ended December 31, 2007 was $22.7 million (ZAR 157.4 million) compared with $17.5 million (ZAR 127.4 million) during the same period in the comparable quarter of the prior fiscal year. The increase was primarily due to our increased profitability in our transaction-based and hardware, software and related technology sales activities. Our effective tax rate for the six months ended December 31, 2007 was 37.2%, compared to 38.6% for the six months ended December 31, 2006. The change in our effective tax rate was primarily due to fewer non-deductible expenses during the six months ended December 31, 2007 compared to the six months ended December 31, 2006. The adoption of FIN 48, has not had significant impact on our effective tax rate during the six months ended December 31, 2007.

     Loss from equity-accounted investments for the six months ended December 31, 2007, of $0.5 million (ZAR 3.6 million) does not include equity-accounted earnings attributable to Permit Group 2 (Pty) Ltd (“Permit”) because Permit was sold in the fourth quarter of fiscal year 2007. Earnings from equity-accounted investments for the six months ended December 31, 2006 of $0.3 million (ZAR 1.9 million) does not include equity-accounted losses attributable to VTU Colombia and VinaPay because we had not invested in these entities as of December 31, 2006. During the six months ended December 31, 2007, we recognized income from license fees, software and hardware sales made to equity-accounted investees in prior periods of approximately $0.3 million (ZAR 2.1 million). Eliminations of hardware sales and other services and income from license fees, software and hardware sales made in prior periods have been included in (loss) earnings from equity-accounted investments.

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 13	In United States Dollars (US GAAP)
	Six months ended December 31,
	2007	% of	2006	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	78,155	61%	62,210	61%	26%
Smart card accounts	18,773	15%	17,067	17%	10%
Financial services	4,318	3%	5,778	6%	(25)%
Hardware, software and related technology sales	27,513	21%	17,442	16%	58%
Total consolidated revenue	128,759	100%	102,497	100%	26%
Consolidated operating income (loss):
Transaction-based activities	41,970	78%	35,930	83%	17%
Smart card accounts	8,532	16%	7,758	18%	10%
Financial services	904	2%	1,828	4%	(5)%1
Hardware, software and related technology sales	4,205	8%	1,630	4%	158%
Corporate/eliminations	(1,479)	(4)%	(3,829)	(9)%	(61)%
Total consolidated operating income	54,132	100%	43,317	100%	25%

Table 14	In South African Rand (US GAAP)
	Six months ended December 31,
	2007		2006
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	542,755	61%	451,949	61%	20%
Smart card accounts	130,371	15%	123,990	17%	5%
Financial services	29,987	3%	41,977	6%	(29)%
Hardware, software and related technology sales	191,067	21%	126,714	16%	51%
Total consolidated revenue	894,180	100%	744,630	100%	20%
Consolidated operating income (loss):
Transaction-based activities	291,465	78%	261,028	83%	12%
Smart card accounts	59,251	16%	56,361	18%	5%
Financial services	6,278	2%	13,280	4%	(53)%
Hardware, software and related technology sales	29,202	8%	11,842	4%	147%
Corporate/eliminations	(10,271)	(4)%	(27,817)	(9)%	(63)%
Total consolidated operating income	375,925	100%	314,694	100%	19%

          Transaction-based activities

     In U.S. dollars, revenues increased by 26% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income increased by 17% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     In ZAR, revenues increased by 20% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income increased by 12% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     These increases in revenues and operating income were due primarily to the price increases in the KwaZulu-Natal, Eastern Cape, NorthWest and Limpopo provinces, higher volumes from all of our provincial contracts, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin for the six months ended December 31, 2007 decreased to 54% from 58% for the six months ended December 31, 2006. These profit margin decreases were mainly due to:

  inflationary increases in our cost components that were higher than the increases we negotiated with our customers;

  timing differences relating to our annual price increase negotiations, specifically in the Limpopo province where we received a back-dated price increase during the six months ended December 31, 2006;

  costs incurred during the six months ended December 31, 2007 for the registration of 120,000 new beneficiaries in the North West province; and

  lower revenues earned during the first half of fiscal 2008 compared with the first half of fiscal 2007 which resulted from the opening in December 2007 of the January 2008 payfile in all provinces except KwaZulu- Natal, whereas in December 2006, the January 2007 payfile was opened in all provinces.

     These operating income margin decreases were partially offset by the increased revenues from price increases from the KwaZulu-Natal provincial government for welfare distribution and administration services and improved margins from EasyPay.

          Continued adoption of our merchant acquiring system:

     Refer to discussion under “—Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006—Results of operations by operating segment—Transaction-based activities—Continued adoption of our merchant acquiring system.”

          Higher volumes from our provincial contracts:

     During the six months ended December 31, 2007, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the six months ended December 31, 2007 increased 6% to 23,725,154 from the six months ended December 31, 2006.

     The higher volumes under existing provincial contracts during the six months ended December 31, 2007, as well as average revenue per grant paid, are detailed below:

Table 15	Six months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2007	2006	2007	2006
Province	2007	2006	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	10,103,529	9,937,905	3.10	2.80	21.57	20.29
Limpopo (B)	5,883,827	5,798,481	2.45	2.20	17.08	15.99
North West (C)	2,449,413	1,648,013	3.06	2.60	21.26	18.85
Northern Cape (D)	994,977	829,945	2.69	2.58	18.72	18.73
Eastern Cape (E)	4,293,408	4,272,911	2.24	1.63	15.57	11.83
Total	23,725,154	22,487,255

     (1) Average Revenue per Grant Paid excludes $ 0.79 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.76 (ZAR 5.50) related to the provision of smart card accounts.

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

     (D) – the fluctuation in the Average Revenue per Grant Paid is insignificant.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective January 1, 2007.

          EasyPay transaction fees:

     During the six months ended December 31, 2007 and 2006, EasyPay processed 254 million and 219 million transactions with an approximate value of $8.1 billion (ZAR 56.4 billion) and $6.9 billion, (ZAR 50.0 billion), respectively. The average fee per transaction during the six months ended December 31, 2007 and 2006 was $0.03 (ZAR 0.21) . The number of transactions processed during the six months ended December 31, 2007 increased compared with the six months ended December 31, 2006, due to the strong economic climate experienced in South Africa during the first half of fiscal 2008 which has resulted in an increase in the number of transactions processed through retailers.

     Operating income margins generated by EasyPay during the six months ended December 31, 2007 and 2006, were 40.3% and 32.7%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the six months ended December 31, 2007 and 2006, of approximately $0.9 million (ZAR 6.5 million) and $0.8 million (ZAR 5.6 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the six months ended December 31, 2007 and 2006 was 52.5% and 44.8%, respectively.

          Smart card accounts

     In U.S. dollars, revenues increased by 10% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income increased by 10% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     In ZAR, revenues increased by 5% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income increased by 5% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     Operating income margin from providing smart card accounts was constant at 45% for each of the six months ended December 31, 2007 and 2006.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,976,684 smart card-based accounts were active at December 31, 2007, compared to 3,790,813 active accounts as at December 31, 2006. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

          Financial services

     In U.S. dollars, revenues decreased by 25% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income decreased by 51% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     In ZAR, revenues decreased by 29% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income decreased by 53% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     Revenues from UEPS-based lending decreased during the six months ended December 31, 2007 compared with the six months ended December 31, 2006 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the six months ended December 31, 2007 compared with the six months ended December 31, 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

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

     Some of the key indicators of these businesses are illustrated below:

Table 16	As at December 31,
	2007	2006		2007	2006
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	5,336	7,399	(28)%	36,575	52,206	(30)%
Allowance for doubtful finance loans
receivable	(3,153)	(4,232)	(25)%	(21,612)	(29,858)	(28)%
Finance loans receivable – net	2,183	3,167	(31)%	14,963	22,348	(33)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	4,086	4,429	(8)%	28,012	31,244	(10)%
Total finance loans receivable,
net	6,269	7,596		42,975	53,592

     Operating income margin for the financial services segment decreased to 21% for the six months ended December 31, 2007 from 32% for the six months ended December 31, 2006, primarily due to a lower return on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

          Hardware, software and related technology sales

     In U.S. dollars, revenues increased by 58% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income increased by 158% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     In ZAR, revenues increased by 51% for the six months ended December 31, 2007, from the six months ended December 31, 2006. Operating income increased by 147% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

     We commenced software development and customization activities and delivered hardware to Ghana related to the Ghanaian national switch and smart card payment system contract during the six months ended December 31, 2007. Our revenues include approximately $6.5 million (ZAR 44.6 million) from software development and customization activities and hardware related to this contract. Software development and customization are high margin activities for us and contributed to the increase in operating income during the six months ended December 31, 2007.

     Our revenues for the six months ended December 31, 2007, includes approximately $2.0 million (ZAR 13.8 million) from sales to Nedbank.

     Amortization of Prism intangible assets during each of the six months ended December 31, 2007 and 2006 was approximately $1.9 million (ZAR 13.4 million), respectively, and reduced our operating income.

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

          Corporate/eliminations

     In U.S. dollars, the operating loss decreased by $2.4 million for the six months ended December 31, 2007, from the six months ended December 31, 2006.

     In ZAR, the operating loss decreased by ZAR 17.5 million for the six months ended December 31, 2007, from the six months ended December 31, 2006.

     Corporate/eliminations for the three months ended December 31, 2006 includes the non-recurring charges of approximately $1.2 million (ZAR 8.6 million) related to an acquisition we ultimately decided not to pursue.

     Our operating losses include expenditure related to compliance with Sarbanes, non-executive directors’ fees, employee and executives salaries and bonuses, stock-based compensation, legal and auditor fees, directors and officer’s insurance premiums, telecommunications expenses, property related expenditures including utilities, rental, security and maintenance, and elimination entries.

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At December 31, 2007, our cash balances were $200.7 million, which comprised mainly ZAR-denominated balances of ZAR 1,087.7 million ($158.7 million) and U.S. dollar-denominated balances of $40.2 million. Our cash balances increased from June 30, 2007 levels mainly as a result of cash generated by operating activities.

     Surplus cash held by our South African operations is invested in overnight call accounts in the South African money market, and surplus cash held by our non-South African companies is invested in the U.S. and European money markets.

     Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have aggregate credit facilities of $83.9 million (ZAR 575.0 million). We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

     We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $48.9 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year.

     We currently believe that our cash and credit facilities are sufficient to fund our current operations for at least the next four quarters. However, if we are awarded additional provinces in the SASSA tender, we will likely need additional funding to pre-fund the payment of social welfare grants for these additional provinces. In anticipation of this need, we have sought and received a letter of intent from a major South African banking institution to increase the amount of our credit facilities. In addition, we may seek to access the global debt capital markets for this purpose. However, there can be no assurance that we will be able to increase our credit facilities or raise other debt capital on satisfactory terms, or at all.

     Cash flows from operating activities

     Three months ended December 31, 2007

     Net cash outflows from operating activities for the three months ended December 31, 2007, was $15.6 million (ZAR 105.6 million) compared to net cash inflows from operating activities of $16.5 million (ZAR 120.9 million) for the three months ended December 31, 2006. The significant increase in net cash outflows is largely due to an amount outstanding from the KwaZulu-Natal provincial government as of December 31, 2007, which was paid in the first week of January 2008, an increase in the amounts paid to suppliers and an increase in provisional taxes paid due to our increased profitability.

     During the three months ended December 31, 2007, we paid a $12.3 million (ZAR 84.3 million) first provisional payment for our 2008 tax year. In addition, we paid a $3.9 million (ZAR 26.5 million) third provisional payment for our 2007 tax year. See the table below for a summary of all taxes paid.

     Taxes paid during the three months ended December 31, 2007 and 2006 were as follows:

Table 17	Three months ended December 31,
	2007	2006	2007	2006
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	12,274	9,230	84,333	65,320
Third provisional payments	3,861	2,334	26,526	16,516
Taxation refunds received	-	(172)	-	(1,264)
Total tax paid	16,135	11,392	110,859	80,572

     Six months ended December 31, 2007

     Net cash inflows from operating activities for the six months ended December 31, 2007, was $24.7 million (ZAR 171.4 million) compared to net cash inflows from operating activities of $14.9 million (ZAR 109.1 million) for the six months ended December 31, 2006. Cash inflows have increased due to the increase in activity, specifically in our transaction-based activities and hardware, software and related technology sales operating segments. These increases in cash inflows were offset by an amount outstanding from the KwaZulu-Natal provincial government as of December 31, 2007, which was paid in the first week of January 2008 and an increase in provisional taxes paid due to our increased profitability.

     During the six months ended December 31, 2007, we paid a $12.3 million (ZAR 84.3 million) first provisional payment for our 2008 tax year. In addition, we paid a $3.9 million (ZAR 26.5 million) third provisional payment for our 2007 tax year. During the six months ended December 31, 2007, we paid an additional $8.4 million (ZAR 60.5 million) second provisional payment related to our 2007 tax year. See the table below for a summary of all taxes paid.

     Taxes paid during the six months ended December 31, 2007 and 2006 were as follows:

Table 18	Six months ended December 31,
	2007	2006	2007	2006
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	12,274	9,230	84,333	65,320
Third provisional payments	3,861	2,334	26,526	16,516
Taxation paid related to prior years	8,357	9,027	60,465	66,837
Taxation refunds received	(10)	(672)	(66)	(4,880)
Total tax paid	24,482	19,919	171,258	143,793

     Cash flows from investing activities

     Three months ended December 31, 2007

     Cash used in investing activities for the three months ended December 31, 2007 includes capital expenditure of $1.2 million (ZAR 8.2 million), of which $0.5 million (ZAR 3.5 million) relates to renovations of our transaction-based activities segment head office and data room, $0.2 million (ZAR 1.5 million) relates to capital expenditure to maintain our EasyPay operations and $0.2 million (ZAR 1.1 million) relates the acquisition of POS terminals for our merchant acquiring system.

     Cash used in investing activities for the three months ended December 31, 2006 includes capital expenditure of $0.9 million (ZAR 6.3 million), of which $0.5 million (ZAR 3.5 million) relates to the purchase of equipment and furniture for SmartSwitch Nigeria’s data room in Nigeria.

     Six months ended December 31, 2007

     Cash used in investing activities for the three months ended December 31, 2007 includes capital expenditure of $1.9 million (ZAR 13.0 million), of which $0.5 million (ZAR 3.5 million) relates to renovations of the transaction-based activities segment head office and data room, $0.2 million (ZAR 1.5 million) relates to capital expenditure to maintain our EasyPay operations and $0.4 million (ZAR 2.9 million) relates the acquisition of POS terminals for our merchant acquiring system.

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

     Cash flows from financing activities

     Three months ended December 31, 2007

     There were no significant cash flows from financing activities during the three months ended December 31, 2007.

     Six months ended December 31, 2007

     During the six months ended December 31, 2007, we received $0.15 million (ZAR 1.1 million) from employees exercising stock options.

     During the six months ended December 31, 2006, we received $0.05 million (ZAR 0.4 million) from an employee exercising stock options.

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

We discuss our capital expenditures during the three and six months ended December 31, 2007, under – Liquidity and capital resources – cash flows from investing activities.

     All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had no outstanding capital commitments at December 31, 2007. We anticipate that capital spending for the third quarter of fiscal 2008 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 19	Payments due by Period, as at December 31, 2007 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease
obligations	5,542	1,787	2,593	1,162	-
Purchase obligations	2,647	2,647	-	-	-
Total	8,189	4,434	2,593	1,162	-

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of December 31, 2007 and 2006, our outstanding foreign exchange contracts were as follows:

As of December 31, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	33,500	ZAR	9.9030	ZAR	10.1619	February 11, 2008
EUR	24,700	ZAR	10.3232	ZAR	10.2589	March 31, 2008

As of December 31, 2006

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	487,500	ZAR	9.5900	ZAR	9.3110	January 31, 2007
EUR	140,000	ZAR	9.3715	ZAR	9.4400	January 5, 2007
USD	88,500	ZAR	7.0203	ZAR	7.1100	January 26, 2007
USD	65,000	ZAR	7.4052	ZAR	7.1200	January 30, 2007
USD	981,500	ZAR	7.4290	ZAR	7.2400	June 29, 2007
USD	266,000	ZAR	7.1100	ZAR	7.1800	April 23, 2007
USD	266,000	ZAR	7.1320	ZAR	7.2100	May 21, 2007

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu Natal and Eastern Cape provinces increases by $21,401 per month, while interest earned per month on any surplus cash increases by $11,991 per $14.4 million (ZAR 100 million).

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

     See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for a discussion of the Company’s risk factors. Except for the risk factor discussed below, for the quarter ended December 31, 2007, there have been no material changes to these risk factors.

     The following risk factor is updated to include a new risk:

     There are risks relating to operating in South Africa that could adversely affect our business, operating results, cash flows and financial condition.

     Irregular electricity supply. Since December 2007, South Africa has experienced rolling blackouts due to an increasing demand for electricity. Although these blackouts have not affected our pension and welfare delivery performance because our UEPS-based technology can operate without the need for consistent networking or power infrastructure, they have adversely affected the productivity of certain portions of our South African workforce, including our head office and information technology personnel, and our manufacturing activities. In addition, even though we believe that we currently have adequate backup power facilities in the form of petrol and diesel generators to support our back-end processing activities, the strain on these generators caused by more frequent usage may shorten their lifespan. Although we have ordered additional generators for our head office, demand for backup generators is high and the lead time for delivery of new generators is currently approximately three months. We believe that the irregular supply of electricity may last for several years unless other short-term solutions are found.

     Over the past several weeks there have been an increasing number of press reports predicting that the irregular electricity supply may adversely affect the South African economy. We could be adversely affected by such a downturn, and although we can not predict precisely how such a downturn would affect us, we currently believe that the most significant adverse impact would be a decreasing volume in our transactions-based activities and a significant weakening of the South African Rand, our functional currency, against the US Dollar, our reporting currency.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on November 30, 2007 to consider the following proposals:

Proposal 1.	Election of directors; and
Proposal 2.	Ratification of appointment of independent registered public accounting firm.

     The following proposals were adopted by the votes indicated:

     Proposal 1:

	For	Withheld
Dr. Serge C.P. Belamant	46,247,387	267,916
Herman G. Kotze	45,310,269	1,205,034
Christopher S. Seabrooke	40,092,015	6,423,288
Anthony C. Ball	46,336,908	178,395
Alasdair J. K. Pein	46,336,774	178,529
Paul Edwards	46,352,629	162,674
Florian P. Wendelstadt	46,334,857	180,446

     Proposal 2:

	For	Against	Abstained
Deloitte & Touche (South Africa)	46,404,639	8,289	102,375

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2008.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director