Form 10-Q
period 2008-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2008-05-08
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

[X]	Large accelerated filer	[ ]	Accelerated filer

[ ]	Non-accelerated filer	[ ]	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]   NO [X ]

As of March 31, 2008 (the latest practicable date), 52,651,064 shares of the registrant’s common stock, par value $0.001 per share, and 5,088,885 shares of the registrant’s special convertible preferred stock, par value
$0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2008	2007
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$235,630	$171,727
Pre-funded social welfare grants receivable	24,348	26,817
Accounts receivable, net of allowances of – March: $345; June: $555	24,767	30,503
Finance loans receivable, net of allowances of – March: $2,667; June: $2,773	4,930	5,755
Deferred expenditure on smart cards	-	507
Inventory	5,106	5,645
Deferred income taxes	4,049	7,028
Total current assets	298,830	247,982
LONG-TERM RECEIVABLE	1	54
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – March: $23,728; June: $24,406	6,426	7,582
EQUITY-ACCOUNTED INVESTMENTS	2,521	2,992
GOODWILL	74,945	85,871
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
March: $16,650; June: $13,745	23,146	31,609
TOTAL ASSETS	405,869	376,090
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	-	16
Accounts payable	5,320	5,879
Other payables	44,779	34,457
Income taxes payable	13,581	14,346
Total current liabilities	63,680	54,698
DEFERRED INCOME TAXES	29,955	36,219
INTEREST BEARING LIABILITIES – minority interest loans	4,276	4,100
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	97,911	95,017
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued shares - March: 52,950,885; June: 51,730,547	52	52
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - March: 5,088,885; June: 5,656,110	5	5
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by Net1) - March: 37,497,073;
June: 41,676,625	6	7
ADDITIONAL PAID-IN-CAPITAL	115,203	112,167
TREASURY SHARES, AT COST: March: 299,821; June: 299,821	(7,795)	(7,795)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(44,783)	(3,915)
RETAINED EARNINGS	245,270	180,552
TOTAL SHAREHOLDERS’ EQUITY	307,958	281,073
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,869	$376,090

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$63,066	$61,275	$191,825	$163,772

EXPENSE

COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	16,515	13,940	51,833	38,185

SELLING, GENERAL AND ADMINISTRATION	15,185	15,515	48,915	44,690

DEPRECIATION AND AMORTIZATION	2,716	2,752	8,295	8,512

OPERATING INCOME	28,650	29,068	82,782	72,385

INTEREST INCOME, net	3,754	735	10,852	2,793

INCOME BEFORE INCOME TAXES	32,404	29,803	93,634	75,178

INCOME TAX EXPENSE	5,156	11,397	27,816	28,927

NET INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND (LOSS)
EARNINGS FROM EQUITY-ACCOUNTED
INVESTMENTS	27,248	18,406	65,818	46,251

MINORITY INTEREST	-	-	(196)	205

(LOSS) EARNINGS FROM EQUITY ACCOUNTED
INVESTMENTS	(281)	(153)	(801)	102

NET INCOME	$26,967	$18,253	$65,213	$46,148

Net income per share
Basic earnings, in cents – common stock and linked
units	47.2	32.1	114.1	81.1
Diluted earnings, in cents – common stock and
linked units	46.7	31.8	113.1	80.3

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$26,967	$18,253	$65,213	$46,148
Depreciation and amortization	2,716	2,752	8,295	8,512
Loss (Earnings) from equity-accounted investments	281	153	801	(102)
Fair value adjustment related to financial liabilities	(14)	25	(256)	178
Fair value of FAS 133 derivative adjustments	(11)	(58)	(21)	19
Interest payable	126	110	367	110
Profit on disposal of property, plant and equipment	(23)	(58)	(109)	(125)
Minority interest	-	-	(196)	205
Stock-based compensation charge	1,108	190	2,860	686
Decrease (Increase) in accounts receivable, pre-funded
social welfare grants receivable and finance loans receivable	15,842	(32,566)	(2,406)	(35,118)
Decrease (Increase) in deferred expenditure on smart cards	236	(61)	496	133
Decrease (Increase) in inventory	1,286	210	(293)	(2,543)
Increase in accounts payable and other payables	13,177	11,436	13,490	490
Decrease in taxes payable	7,666	5,649	1,034	2,271
(Decrease) Increase in deferred taxes	(4,182)	(1,898)	574	(1,745)
Net cash provided by operating activities	65,175	4,137	89,849	19,119

Cash flows from investing activities
Capital expenditures	(1,004)	(943)	(2,880)	(2,646)
Proceeds from disposal of property, plant and equipment	24	116	142	262
Acquisition of Prism Holdings Limited, net of cash acquired	-	(9,713)	-	(92,043)
Advance of loans to equity accounted investment	-	(310)	-	(310)
Net cash used in investing activities	(980)	(10,850)	(2,738)	(94,737)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	25	-	175	50
Proceeds from bank overdrafts	-	148	1,462	61,731
Repayment of bank overdraft	(1)	-	(1,443)	(62,272)
Proceeds from interest bearing liabilities	-	-	-	3,513
Net cash provided by financing activities	24	148	194	3,022

Effect of exchange rate changes on cash	(29,330)	(2,447)	(23,402)	1,751

Net increase (decrease) in cash and cash equivalents	34,889	(9,012)	63,903	(70,845)

Cash and cash equivalents – beginning of period	200,741	127,902	171,727	189,735

Cash and cash equivalents – end of period	$235,630	$118,890	$235,630	$118,890

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

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

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements not yet adopted as of March 31, 2008

     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted. The Company is currently assessing FAS 157 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

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

     In February 2008, the FASB issued FASB Statement of Position (“FSP”) FAS 157-2 (“FSP FAS 157-2”) which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Entities are encouraged to adopt FAS 157 for measurements of nonfinancial assets and nonfinancial liabilities in its entirety as long as they have not yet issued financial statements during that year. An entity that chooses to adopt FAS 157 in its entirety must do so for all nonfinancial assets and nonfinancial liabilities within its scope. The Company is currently assessing FSP FAS 157-2 and has not yet determined the impact that its adoption will have on the Company’s financial position or results of operations.

2. Pre-funded social welfare grants receivable

     The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces and pre-funding provided to certain merchants participating in our merchant acquiring system. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The April 2008 payment service commenced during the last few days of March 2008 and was offered at merchant locations.

3. Deferred expenditure on smart cards

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

4. Inventory

     The Company’s inventory comprised the following categories as of March 31, 2008 and June 30, 2007.

	March 31,	June 30,
	2008	2007

Raw materials	$399	$588
Finished goods	4,707	5,057
	$5,106	$5,645

5. Equity-accounted investments

     The percentage ownership and functional currency of the Company’s equity-accounted investments is presented in the table below:

	%	Functional currency of
	Owned	the equity-accounted
Equity-accounted investment	by Net1	investment
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	Namibia Dollar
SmartSwitch Botswana (Pty) Ltd (“SmartSwitch Botswana”)	50%	Botswana Pula
VTU De Colombia S.A. (“VTU Colombia”)	50%	Colombian Peso
Vietnam Payment Technologies Joint Stock Company (“VinaPay”)(1)	30%	Vietnamese Dong
(1) – acquired during the first quarter of fiscal 2008.

     In April 2008, VTU Colombia’s shareholders each agreed to contribute $0.5 million to acquire additional shares in VTU Colombia. The Company’s shareholding after the acquisition of additional shares will remain at 50%. These funds will be paid during the fourth quarter of fiscal 2008 and will be used to fund operating activities.

     The functional currency of the Company’s equity-accounted investments is not the U.S. dollar and thus the equity-accounted investments are restated at the period end U.S. dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income.

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2007 and March 31, 2008:

	Equity	Loans	Loss	Elimination	Total

Balance as of June 30, 2007	$1,189	$3,577	$(791)	$(983)	$2,992
Share capital acquired/ loans
extended	428	-	-	-	428
(Loss) Earnings from equity-
accounted investments	-	-	(1,249)	448	(801)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(1)	-	-	(225)	229	4
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(1)	-	-	(413)	219	(194)
Loss from equity-accounted
investment – VTU Colombia	-	-	(491)	-	(491)
Loss from equity-accounted
investment – VinaPay	-	-	(120)	-	(120)
Foreign currency adjustment(2)	(100)	(184)	56	130	(98)
Balance as of March 31, 2008	$1,517	$3,393	$(1,984)	$(405)	$2,521

     (1) – includes the recognition of realized net income as described below.
     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the U.S. dollar.

5. Equity-accounted investments (continued)

     Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended March 31, 2008:

	Loss	Elimination	Total

(Loss) Earnings from equity-
accounted investments	$(427)	$146	$(281)
SmartSwitch Namibia	(60)	76	16
SmartSwitch Botswana	(141)	$70	(71)
VTU Colombia	(164)	-	(164)
VinaPay	$(62)	-	$(62)

     The Company is required to eliminate its percentage of the net income generated from sales to its equity-accounted investments. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings (loss) from equity-accounted investments in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2008 and 2007. The realized amount related to the elimination is included in the earnings (loss) from equity-accounted investments line in the consolidated statement of operations for the three and nine months ended March 31, 2008 and 2007. The Company will recognize this net income from these sales during the period in which the hardware and software it has sold to its equity-accounted investments are utilized in its operations, or has been sold to third party customers, as the case may be.

6. Goodwill and intangible assets Goodwill

     Summarized below is the movement in carrying value of goodwill for the nine months ended March 31, 2008.

Carrying
value

Balance as of July 1, 2007	$85,871
Foreign currency adjustment (1)	(10,926)
Balance as of March 31, 2008	$74,945

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the U.S. dollar on the carrying value.

     The carrying value of goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2008	2007

Transaction-based activities	$34,017	$39,391
Smart card accounts	-	-
Financial services	4,329	5,014
Hardware, software and related technology sales	36,599	41,466
Total	$74,945	$85,871

6. Goodwill and intangible assets (continued) Intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2008 and June 30, 2007:

	As of March 31, 2008			As of June 30, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$15,240	$(2,188)	$13,052	$17,649	$(1,419)	$16,230
Software and unpatented technology	9,695	(5,642)	4,053	11,227	(3,717)	7,510
FTS patent	4,676	(3,625)	1,051	5,415	(3,792)	1,623
Exclusive licenses	4,506	(2,483)	2,023	4,506	(1,997)	2,509
Trademarks	3,517	(572)	2,945	4,072	(375)	3,697
Contract rights	2,048	(2,048)	-	2,371	(2,371)	-
Customer contracts	114	(92)	22	114	(74)	40
Total finite-lived intangible assets	$39,796	$(16,650)	$23,146	$45,354	$(13,745)	$31,609

     Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2008 was approximately $1.7 million and $5.1 million, respectively (three and nine months ended March 31, 2007 was approximately $1.7 million and $5.2 million, respectively). Future annual amortization expense is estimated at approximately $6.7 million, however, this amount could differ from the actual amortization as a result of changes in useful lives, exchange rate fluctuations and other relevant factors.

7. Short-term facilities

     As of March 31, 2008, the Company had short-term facilities of approximately $70.2 million, translated at exchange rates applicable as of March 31, 2008. The interest rates applicable to these short-term facilities range from the South African prime overdraft rate (14.50% per annum at March 31, 2008) to the South African prime overdraft rate less 225 basis points. As of March 31, 2008, the Company had not utilized its short-term facilities. The Company’s management believes its current short-term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

     On April 10, 2008, the South African Reserve Bank announced an increase in the repurchase rate from 11.00% to 11.50% per annum which resulted in the Company’s bankers increasing the South African prime overdraft rate to 15.00% per annum.

8. Capital structure and creditor rights attached to the B Class Loans

     As described in Note 12 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company’s balance sheet reflects two classes of equity - common stock and linked units.

     During the three and nine months ended March 31, 2008, 119,870 and 567,225 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 883,253 and 4,179,552 linked units during the three and nine months ended March 31, 2008. The net result of these conversions was that 883,253 and 4,179,552 B class preference shares and B class loans were ceded to Net1 during the three and nine months ended March 31, 2008, which converted 119,870 and 567,225 shares of special convertible preferred stock to 119,870 and 567,225 common stock in return for the ownership of 883,253 and 4,179,552 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 567,225 and the number of outstanding shares of special convertible preferred stock has decreased by 567,225. In addition, as a consequence of the conversion, Net1 now owns 199,480,114 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.007 million to $0.006 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

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

     As the linked units owned by holders, other than the Company, are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the three and nine months ended March 31, 2008, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (57.1 million) of common stock (51.5 million) and special convertible preferred stock (5.6 million) in issue. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended March 31, 2008, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of March 31, 2008, the vesting conditions in respect of a portion of the awards had been satisfied. The vesting conditions are discussed in note 11 – Stock-based compensation.

     The basic earnings per share for the three and nine months ended March 31, 2007, for the common stock and linked units is the same and is calculated by dividing the net income by the combined number (56.9 million) of common stock (50.8 million) and special convertible preferred stock (6.1 million) in issue.

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2008 and 2007.

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	51,486	50,878	51,473	50,872
Weighted average effect of dilutive securities:
employee stock options	489	500	463	489
Weighted average number of outstanding shares of
common stock – diluted	51,975	51,378	51,936	51,361

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	5,656	6,051	5,656	6,051
Weighted average effect of dilutive securities:
employee stock options	54	60	51	58
Weighted average number of outstanding linked units –
diluted	5,710	6,111	5,707	6,109

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	57,142	56,929	57,129	56,923

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	57,685	57,489	57,643	57,470

10. Comprehensive income

     The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three and nine months ended March 31, 2008 and 2007 was:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$26,967	$18,253	$65,213	$46,148
Foreign currency translation adjustments	(49,005)	(5,206)	(40,868)	771
	$(22,038)	$13,047	$24,345	$46,919

11. Stock-based compensation

     Amended and Restated 2004 Stock Incentive Plan

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

     On February 6, 2008, the Remuneration Committee approved an award of 3,282 restricted shares of the Company’s common stock to two directors of the Company. One-third of the restricted shares will vest on each of February 6, 2009, 2010 and 2011. Vesting of the restricted shares is conditioned upon each recipient’s continuous service with the Company as a member of its Board of Directors through the applicable vesting dates. If either recipient ceases to be a member of the Board of Directors for any reason, all of his restricted shares that are not then vested and nonforfeitable will be immediately forfeited and transferred to the Company upon such cessation for no consideration. Until 11 months after the restricted shares becomes vested and nonforfeitable, it may not be sold, assigned, transferred, pledged, hypothecated, exchanged, or disposed of in any way (whether by operation of law or otherwise).

     The grant date fair value of the 3,282 restricted shares was based on the closing price of the Company’s stock quoted on the Nasdaq Global Select Market on the date of grant. The stock-based compensation charge for this award is recognized over the service period of three years. Once vested a tax deduction for the 3,282 restricted shares granted is allowed.

11. Stock-based compensation (continued)

     Activity under the 2004 Stock Incentive Plan, other stock options and options granted to employees of Prism

     Activity under the Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the three and nine months ended March 31, 2008 and 2007, is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)
Balance outstanding – July 1, 2006	832,727	$9.66	8.36	$22,775
Options granted to Prism employees	904,674	22.51	10.00	-
Exercised	(16,666)	-	-	339
Forfeitures	(200,000)	-	-	-
Balance outstanding – September 30, 2006	1,520,735	$7.54	8.67	$16,524
Options granted under Plan on August 24, 2006	569,120	22.51	10.00	-
Forfeitures	(124,082)	-	-	-
Balance outstanding – December 31, 2006	1,965,773	$16.40	8.70	$25,878
Forfeitures	(113,872)	-	-	-
Balance outstanding – March 31, 2007	1,851,901	$16.00	8.40	$16,575

Balance outstanding – July 1, 2007	1,374,543	$16.30	8.20	$10,840
Exercised	(49,998)	-	-	1,172
Balance outstanding – September 30, 2007	1,324,545	$16.80	8.00	$13,782
Forfeitures	(96,623)	-	-	-
Balance outstanding – December 31, 2007	1,227,922	$16.31	7.70	$16,021
Exercised	(8,333)			237
Balance outstanding – March 31, 2008	1,219,589	$16.40	7.50	$7,496

     During the three and nine months ended March 31, 2008, Prism employee resignations and terminations resulted in forfeitures of 0 and 96,623 options, respectively, granted to employees of Prism (three and nine months ended March 31, 2007: 113,872 and 237,954 options, respectively).

Weighted
Average
		Weighted	Remaining
		average	Contractual	Aggregate
	Number of	exercise	Term	Intrinsic
	shares	price	(in years)	Value ($’000)
Exercisable	186,809	$14.68	7.30	$1,471

     No stock options became exercisable during the three and nine months ended March 31, 2008 and 2007.

     During the three months ended March 31, 2008 the Company received approximately $0.1 million from directors exercising stock options. No stock options were exercised during the three months ended March 31, 2007. During the nine months ended March 31, 2008 and 2007, respectively, the Company received approximately $0.2 million and $0.1 million from employees and directors exercising stock options. The Company issues new shares to satisfy stock option exercises.

11. Stock-based compensation (continued)

      Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $1.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration

Three months ended March 31, 2008
Stock-based compensation charge	$1,108	$60	$1,048
Total – Three months ended March 31, 2008	$1,108	$60	$1,048

Three months ended March 31, 2007
Stock-based compensation charge	$190	$19	$171
Total – Three months ended March 31, 2007	$190	$19	$171

     The Company has recorded a net stock compensation charge of $2.9 million and $0.7 million for the nine months ended March 31, 2008 and 2007, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Nine months ended March 31, 2008
Stock-based compensation charge	$3,146	$259	$2,887
Reversal of stock compensation charge related to options
forfeited	(286)	(147)	(139)
Total – nine months ended March 31, 2008	$2,860	$112	$2,748

Nine months ended March 31, 2007
Stock-based compensation charge	$902	$237	$665
Reversal of stock compensation charge related to options granted
in January 2006	(216)	-	(216)
Total - nine months ended March 31, 2007	$686	$237	$449

     The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of March 31, 2008, the total unrecognized compensation cost related to stock options was approximately $3.4 million, which the Company expects to recognize over approximately four years. As of March 31, 2008, the total unrecognized compensation cost related to restricted stock awards was approximately $11.4 million, which the Company expects to recognize over approximately three years. As of March 31, 2008, interest due from employees related to loans extended to fund stock option exercises was approximately $0.04 million.

     As of March 31, 2008, the Company has recorded a deferred tax asset of approximately $0.3 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

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

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three and nine months ended March 31, 2008, there were three such customers, providing 30%, 16% and 10%, and 31%, 16% and 10%, respectively, of total revenue (each of the three and nine months ended March 31, 2007: three such customers, providing 29%, 21% and 16%, and 33%, 16% and 14%, respectively, of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

     The Financial services segment provides short-term loans and life insurance products and generates interest income and initiation and services fees. Interest income is recognized in the income statement as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement.

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

12. Operating segments (continued)

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues to external customers
Transaction-based activities	$37,254	$40,962	$115,409	$103,172
Smart card accounts	8,696	8,655	27,469	25,722
Financial services	1,999	2,858	6,317	8,636
Hardware, software and related technology sales	15,117	8,800	42,630	26,242
Total	63,066	61,275	191,825	163,772
Inter-company revenues
Transaction-based activities	1,026	1,030	3,247	3,042
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	468	62	206	11,513
Total	1,494	1,092	3,453	14,555
Operating income
Transaction-based activities	20,347	24,869	62,317	60,799
Smart card accounts	3,953	3,934	12,485	11,692
Financial services	507	930	1,411	2,758
Hardware, software and related technology sales	5,380	991	9,585	2,621
Corporate/Eliminations	(1,537)	(1,656)	(3,016)	(5,485)
Total	28,650	29,068	82,782	72,385
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	6,871	4,147	19,137	11,018
Total	6,871	4,147	19,137	11,018
Interest expense
Transaction-based activities	3,055	3,383	8,196	8,042
Smart card accounts	-	-	-	-
Financial services	-	-	-	1
Hardware, software and related technology sales	56	4	75	10
Corporate/Eliminations	6	25	14	172
Total	3,117	3,412	8,285	8,225
Depreciation and amortization
Transaction-based activities	1,222	1,206	3,653	3,824
Smart card accounts	-	-	-	-
Financial services	125	101	333	305
Hardware, software and related technology sales	1,042	1,145	3,311	3,402
Corporate/Eliminations	327	300	998	981
Total	$2,716	$2,752	$8,295	$8,512

12. Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Income taxation expense
Transaction-based activities	$5,082	$6,331	$15,974	$15,387
Smart card accounts	1,147	1,141	3,622	3,391
Financial services	147	270	408	800
Hardware, software and related technology sales	1,700	307	3,021	760
Corporate/Eliminations	(2,920)	3,348	4,791	8,589
Total	5,156	11,397	27,816	28,927
Net income after taxation
Transaction-based activities	12,211	15,155	38,342	37,370
Smart card accounts	2,806	2,794	8,866	8,301
Financial services	360	660	1,000	1,957
Hardware, software and related technology sales	3,623	637	6,466	1,805
Corporate/Eliminations	7,967	(993)	10,539	(3,285)
Total	26,967	18,253	65,213	46,148
Segment assets
Total	405,869	351,339	405,869	351,339
Expenditures for long-lived assets
Transaction-based activities	809	804	2,269	2,115
Smart card accounts	-	-	-	-
Financial services	133	54	467	155
Hardware, software and related technology sales	62	85	144	376
Corporate/Eliminations	-	-	-	-
Total	$1,004	$943	$2,880	$2,646

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

     For the three and nine months ended March 31, 2008, the tax charge was calculated using the expected effective tax rate for the year (35.45%) . Our effective tax rate for the three and nine months ended March 31, 2008 includes the effect of the change in the fully distributed tax rate from 36.89% to 35.45% and was 15.9% and 29.7%, respectively. The change in the fully distributed tax rate from 36.89% to 35.45% is discussed below.

13. Income tax in interim periods (continued)

     On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007) (“Revenue Laws Act”), was promulgated in South Africa. The Revenue Laws Act included the legislation to reduce the rate of Secondary Tax on Companies (“STC”) from 12.50% to 10.00%, effective October 1, 2007. The fully distributed tax rate was reduced to 35.45% from 36.89% during the third quarter of fiscal 2008 and has resulted in an income tax benefit included in the Company’s income tax expense line on its unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2008. The income tax expense of approximately $5.2 million for the three months ended March 31, 2008, includes an income tax benefit of approximately $5.9 million resulting from the reversal of a portion of the deferred tax assets and liabilities recognized as of December 31, 2007. The income tax expense of approximately $27.8 million for the nine months ended March 31, 2008, includes an income tax benefit of approximately $5.4 million resulting from the reversal of a portion of the deferred tax assets and liabilities recognized as of June 30, 2007.

     On February 20, 2008, the Finance Minister of South Africa confirmed in his annual budget speech for the 2008/2009 tax year that the replacement of STC with a dividends tax should be completed in fiscal 2009. In addition, he announced the decrease in statutory rate of taxation for South African domiciled companies from 29% to 28% for all fiscal years ending on or after April 1, 2008. As of March 31, 2008, the change in the rate had not been promulgated by parliament in South Africa and thus is not the enacted rate as described in SFAS 109, Accounting for Income Taxes. Accordingly, the Company has used the fully distributed tax rate of 35.45% for the three and nine months ended March 31, 2008.

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

     The Company increased its unrecognized tax benefits by $0.1 million and reduced its deferred tax assets by approximately $0.1 million during the three months ended March 31, 2008. As of March 31, 2008, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa and in the U.S. federal jurisdiction. As of July 1, 2007, the Company is no longer subject to income tax examination by the South African Revenue Service for years before July 1, 2003. As of March 31, 2008, the Company is no longer subject to income tax examination by the South African Revenue Service for years before March 31, 2004. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

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

Trends and Material Developments Affecting our Business

South African Provincial Contracts

     The South African Social Security Agency, or SASSA, is in the process of conducting a national tender for the distribution of welfare grants in which bidders had the opportunity to bid for all of South Africa or on a province-by-province basis. On May 4, 2007, we filed proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. SASSA provided an indicative time-frame for the evaluation of the tender proposals and the award of the contract to successful bidders, but all of the key dates have already been missed. As part of the evaluation process for the tender, all bidders were requested to demonstrate their proposed payment solution to SASSA. Our response to the request for proposal was demonstrated to the SASSA evaluation committee on October 25, 2007. In December 2007, we received a notice to bidders from SASSA requesting further details of our financial proposals in a standard format provided in the notice to bidders by no later than December 28, 2007. We provided our response to the notice to bidders to SASSA on December 28, 2007.

     On January 31, 2008 we received a further notice to bidders from SASSA advising bidders that, due to unforeseen circumstances, the tender evaluation process had not been completed and, as a result, SASSA was requesting tenderers to extend the validity period of their tender responses from February 9, 2008 to March 31, 2008. SASSA has extended our five existing contracts to provide welfare administration and distribution services by 12 months to March 31, 2009. SASSA reserves the right to terminate any of the five existing contracts on 30 days written notice, but only after an initial period of six months which ends on September 30, 2008.

     On March 27, 2008 we received a further notice to bidders from SASSA advising bidders that, due to unforeseen circumstances, the tender evaluation process had still not been completed and, as a result, SASSA was requesting tenderers to extend the validity period of their tender responses by a further three months to June 30, 2008. We responded to SASSA in writing stating that we would extend the validity of our proposal as requested. On April 21, 2008, SASSA announced an update on the progress of the social grants tender process. It stated that the evaluation committee that has been processing the nine provincial tenders has completed its work, and that at this time, there is being constituted an adjudication committee which will deliberate on the tender and make a final recommendation on the award per province to the accountable authority. SASSA stated that the process is on track and that the outcome will be announced as soon as the process is finalized. SASSA did not provide any additional indication of when there would be further announcements or when the process would be completed. It also did not indicate how the process it described would adjudicate proposals, as in the case of one of the proposals that we submitted, that covered the entire country rather than just certain provinces. Because of the extensive delays in the tender award process, we cannot predict whether or not contracts will ultimately be awarded on the basis of the current proposals, whether SASSA will seek further extensions of proposals or whether a new process might be initiated by SASSA.

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

International Expansion

     Iraq

     During the third quarter of fiscal 2008 we signed a contract with a consortium comprising the Iraqi government and local Iraqi banks for the use of our UEPS technology in Iraq. Under the contract, we will provide a customized UEPS banking and payment system to the consortium.

     The consortium selected us as its partner to assist with the challenges currently encountered with the payment and distribution of cash disbursements in Iraq. It is expected that the UEPS technology will also be utilized by Iraqi citizens living abroad, via bank branches in other countries.

     The deployment of the UEPS will provide a ubiquitous platform for retail payment transactions in Iraq by providing interoperability between automatic teller machines, point of sale devices and bank branches. The UEPS technology will provide offline and online transaction processing solutions to enable affordable products and services to be offered to Iraqi citizens irrespective of where they reside. Projects identified include the payment of social grants to war victims, employee salary/wage payments, banking products and financial services. The first project will pilot the solution for the distribution of social grant payments to war victims.

     We expect to commence the pilot in the fourth quarter of fiscal 2008 and we expect to generate revenue in the first quarter of fiscal 2009. Under the agreement, we will receive ongoing transaction and license fees, as well as payments for the provision of outsourcing services and the sale of hardware.

     Ghana

     We continue software development and customization activities related to the Ghanaian National Switch and Smart Card Payment System. In addition, hardware required in terms of the tender specifications was delivered to Ghana during our second and third quarters of fiscal 2008. During the first quarter of fiscal 2008, we commenced the process of integrating the Ghanaian participating banks with the National Switch and Smart Card Payment System.

     It is expected that the Ghanaian National Switch and Smart Card Payment System will be officially launched during the fourth quarter of fiscal 2008. The data room in Ghana is complete and we expect to conclude software development and hardware delivery in the fourth quarter of fiscal 2008.

     During January 2008, the Central Bank of Ghana announced that it is mandatory for all financial institutions, including banks, community banks and credit unions to participate in the UEPS national switch. As a result, we anticipate that 169 different financial institutions will join the payment system. The Central Bank of Ghana has also ordered a further 2.5 million smart cards, 5,483 terminals, 1,338 registration workstations, 324 wage payment workstations and have asked us to upgrade all existing ATMs in Ghana to be UEPS-compatible. We anticipate delivery of these additional requirements during the first two quarters of fiscal 2009.

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

     As of March 31, 2008, SmartSwitch Namibia has activated 219,966 UEPS smart cards and has signed up 159 merchants to accept the UEPS smart cards. SmartSwitch Namibia utilizes the UEPS system to facilitate the sale of prepaid electricity and mobile airtime to UEPS smart card holders. This solution facilitates the sale of prepaid electricity and mobile airtime in rural and urban areas using the UEPS system to secure, authenticate and collect payments on behalf of the participating municipalities and the mobile airtime service providers.

     The Payment Association of Namibia authorized SmartSwitch Namibia as a payment system service provider in Namibia in July 2007. SmartSwitch Namibia’s projects with merchants, NamPost and Payzone are currently operational. In addition, SmartSwitch Namibia continues various UEPS-based pilot projects with employers which include the identification of employers interested in utilizing the UEPS-based system to pay employees. These employees will be able to use their UEPS smart cards at the 159 merchants accepting UEPS smart cards in Namibia.

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

     In August 2007, the Central Bank of Nigeria formally approved the SmartSwitch Nigeria banking license application to provide payment solutions and products in the Nigerian financial markets. During the third quarter of fiscal 2008, SmartSwitch Nigeria commenced its pilot for the UEPS service offering in Nigeria and delivered 50,000 smart cards to Diamond Bank Limited, SmartSwitch Nigeria’s 15% shareholder.

     Colombia

     We own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system in Colombia. The VTU system in Colombia is now active with Colombia’s first and third largest mobile operators. VTU Colombia currently operates exclusively in Bogotá and VTU Colombia is expected to expand the VTU system nationally in the next four quarters. In addition, agreements have been entered into with VTU Colombia’s initial and primary distribution partner to deploy VTU enabled handsets through its national distribution and sales force.

     VTU Colombia commenced VTU operations in August 2007. The following chart presents the growth in VTU Colombia revenue, in Colombia Peso’s, or COP, and the number of transactions during the eight month period ended March 31, 2008:

     The average exchange rate during the eight months ended March 31, 2008 was US$ 1: COP 2,022.

     Vietnam

     We own 30% of Vietnam Payment Technologies, or VinaPay, which was authorized and licensed to commence business activities at the end of May 2007. The VTU system became fully operational and the first commercial transactions were performed by customers in late December 2007. VinaPay experienced strong revenue growth during the third quarter of fiscal 2008. In addition, we continue preliminary discussions with two of Vietnam’s other mobile operators to utilize the VTU system.

     Other Countries

     We have also implemented UEPS systems in Rwanda, Burundi, Malawi and Mozambique, some of which are considered among the poorest countries in the world. In Malawi, our system has been implemented by the Reserve Bank of Malawi as a national payment system.

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

     Since the establishment of the division during the third quarter of fiscal 2007, all the relevant technological platforms have been installed, where required, or integrated between Net1 and Grindrod. Grindrod Bank, with Net1’s assistance, has joined the South African National Payment System and the various payment clearing houses in South Africa.

     In parallel, Net1 and Grindrod Bank have defined the products, pricing and marketing strategy for the wage payment system. Net1 and Grindrod Bank have commenced pilot operations of the wage payment system mainly in the agricultural sector. We are still in discussion with several trade unions, payroll processors, financial services providers, large retailers and large employer groups who have the desire, and ability, to market and distribute our wage payment solution on a national basis. We have concluded agreements with the relevant financial services providers to ensure that we offer our customer base a complete suite of financial solutions. We expect to officially launch the wage payment system in the KwaZulu-Natal province on May 12, 2008.

Proposed abolishment of Secondary Taxation on Companies

     On February 21, 2007, the South African Minister of Finance announced in his National Budget speech that the National Government intends to phase out Secondary Taxation on Companies, or STC, and introduce a dividend tax at a shareholder level. Currently, South African companies are required to pay STC at a rate of 10.00% on dividends distributed, subject to certain exemptions. If a dividend tax is introduced South African companies will no longer be liable to pay STC and the shareholder will be liable to pay the dividend tax. Treaty relief would be available for foreign shareholders.

     The reform is being implemented in two phases. The first phase entailed a reduction of the STC rate, effective October 1, 2007, to 10% and the second phase, expected in calendar 2008 will result in a total conversion to a dividend tax. It is likely that South African companies will be required to withhold the dividend tax on all dividends paid. On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007), or the Revenue Laws Act, was promulgated. The Revenue Laws Act included the legislation to reduce the rate of STC from 12.50% to 10.00%, effective October 1, 2007. As a result our fully distributed tax rate was reduced to 35.45% from 36.89% during the third quarter of fiscal 2008.

     We can not reasonably determine whether the second phase will be enacted as proposed and we will comply with that new tax legislation once it has been enacted. If the announcements made by the South African Minister of Finance in his National Budget speeches regarding the second phase are enacted, under current enacted tax legislation, we expect the proposed replacement of STC with a dividend tax to reduce our current fully distributed rate of 35.45% to 29%. Under GAAP we apply the fully distributed tax rate of 35.45% to our deferred taxation assets and liabilities. We have not yet determined whether we would qualify for the treaty relief available to foreign shareholders.

     Included in our earnings for the three and nine months ended March 31, 2008, is deferred income tax expense of approximately $1.9 million and $6.4 million (ZAR 14.1 million and ZAR 45.6 million), respectively, related to the application of the fully distributed rate of 35.45% compared with the South African statutory rate of 29% to our Income before income taxes. The following table illustrates the effect on our March 31, 2008, income tax expense, earnings per share and net deferred tax liability as if the second phase described above had been enacted on July 1, 2007:

Table 1	Three months ended
	March 31, 2008
		Illustrative
	Actual	effect (1)

Fully distributed tax rate	35.45%	29.00%

Income tax expense before change in fully distributed tax rate	$11,075	$9,132
Reduction in income tax expense resulting from change in
fully distributed rate during the third quarter of fiscal 2008	(5,919)	-
Income tax expense	$5,156	$9,132
Earnings per share, in U.S. cents	47	50

Net deferred tax liability as at March 31	$29,191	$5,153

	Nine months ended
	March 31, 2008
		Illustrative
	Actual	effect (1)

Fully distributed tax rate	35.45%	29.00%

Income tax expense before change in fully distributed tax rate	$33,213	$26,830
Reduction in income tax expense resulting from change in
fully distributed rate during the third quarter of fiscal 2008	(5,397)	-
Income tax expense	$27,816	$26,830

Net deferred tax liability reversal to net income (2)	-	$28,034

Earnings per share, in U.S. cents	114	125

Net deferred tax liability as at March 31	$29,191	$5,153

     (1) Illustrates the abolishment of STC had this been enacted on July 1, 2007. Accordingly, the fully distributed rate decreases from 36.89% (effective as at July 1, 2007) to 29%. All South African deferred tax assets and liabilities would then be measured at 29% which would result in a reversal of a portion of the net deferred tax liabilities recognized.

     (2) The net deferred tax liability reversal to net income represents the portion of the net deferred tax liability rate adjustment as of June 30, 2007 translated at rates applicable as of June 30, 2007 assuming the fully distributed tax rate is 29%.

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

Recent accounting pronouncements not yet adopted as of March 31, 2008

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2008, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2008	2007	2008	2007	2007
ZAR : $ average exchange rate	7.5459	7.2546	7.1516	7.2537	7.2188
Highest ZAR : $ rate during period	8.2440	7.5375	8.2440	7.9748	7.9748
Lowest ZAR : $ rate during period	6.6810	6.8715	6.4262	6.7193	6.7193
Rate at end of period	8.1940	7.2781	8.1940	7.2781	7.0760

     Translation exchange rates

     We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2008 and 2007, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 3	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2008	2007	2008	2007	2007
Income and expense items: $1 = ZAR .	7.4118	7.2090	7.1306	7.2431	7.2100

Balance sheet items: $1 = ZAR	8.1940	7.2781	8.1940	7.2781	7.0760

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

     The following factors had a significant influence on our results of operations during the three months ended March 31, 2008 as compared with the same period in the prior year:

  significant weakening of the South African rand, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our revenues and net income in U.S. dollars;
  settlement payment received from SASSA during the third quarter of fiscal 2007 which affects the comparability of revenue and net income between the periods due to the non-recurring nature of a substantial portion of that payment;
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
  stock-based compensation charges related to grants of restricted stock in August 2007 and February 2008 under the 2004 Amended and Restated Stock Incentive Plan; and
  change in our fully distributed tax rate from 36.89% to 35.45%, which had a positive impact on net income.

Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 4	(US GAAP)
	Three months ended March 31,
	2008	2007	$%
	$’000	$’000	change
Revenue	63,066	61,275	3%
Cost of goods sold, IT processing, servicing and support .	16,515	13,940	18%
Selling, general and administration	15,185	15,515	(2)%
Depreciation and amortization	2,716	2,752	(1)%
Operating income	28,650	29,068	(1)%
Interest income, net	3,754	735	411%
Income before income taxes	32,404	29,803	9%
Income tax expense	5,156	11,397	(55)%
Income before minority interest and earnings from
equity-accounted investments	27,248	18,406	48%
(Loss) from equity-accounted investments	(281)	(153)	84%
Net income	26,967	18,253	48%

	In South African Rand
Table 5	(US GAAP)
	Three months ended March 31,
			ZAR
	2008	2007	%
	ZAR ’000	ZAR ’000	change
Revenue	467,432	441,731	6%
Cost of goods sold, IT processing, servicing and support .	122,405	100,494	22%
Selling, general and administration	112,548	111,847	1%
Depreciation and amortization	20,131	19,839	1%
Operating income	212,348	209,551	1%
Interest income, net	27,824	5,299	425%
Income before income taxes	240,172	214,850	12%
Income tax expense	38,215	82,161	(53)%
Income before minority interest and earnings from
equity-accounted investments	201,957	132,689	52%
(Loss) from equity-accounted investments	(2,083)	(1,103)	89%
Net income	199,874	131,586	52%

     Analyzed in ZAR and ignoring the effects of the third quarter 2007 settlement payment received from SASSA of $5.9 million (ZAR 43.0 million), the increase in revenue and cost of goods sold, IT processing, servicing and support for the three months ended March 31, 2008, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the sale of hardware and software development and customization to the Bank of Ghana.

     Our operating income margin for the three months ended March 31, 2008, decreased to 45% compared with 47% for the three months ended March 31, 2007, primarily as a result of the SASSA settlement payment.

     Selling, general and administration expenses increased during the third quarter of fiscal 2008 from the comparable quarter in fiscal 2007 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first and third quarters of fiscal 2008 and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa.

     Our direct costs of maintaining a listing on Nasdaq as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.4 million (ZAR 3.2 million) and $0.4 million (ZAR 2.6 million) during the three months ended March 31, 2008 and 2007, respectively.

     Depreciation and amortization includes the amortization charge related to the acquisition of Prism of $1.3 million (ZAR 10.0 million) and $1.4 million (ZAR 10.0 million), respectively, for the three months ended March 31, 2008 and 2007. The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the three months ended March 31, 2008 and 2007, respectively was $0.5 million (ZAR 3.6 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals.

     Interest on surplus cash for the three months ended March 31, 2008 increased to $6.9 million (ZAR 51.1 million) from $4.1 million (ZAR 29.6 million) for the three months ended March 31, 2007. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the three months ended March 31, 2008 compared with the three months ended March 31, 2007 and higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 12.50% per annum for the three months ended March 31, 2007, to 14.50% per annum for the three months ended March 31, 2008.

     During the three months ended March 31, 2008, our finance costs decreased due to an increase in available cash for our pre-funding obligation which resulted in less utilization of our short-term facilities which was offset by the increase in the average rates of interest on short-term facilities. Finance costs decreased to $3.1 million (ZAR 22.9 million) for the three months ended March 31, 2008, from $3.4 million (ZAR 24.5 million) for the three months ended March 31, 2007.

     Total tax expense for the three months ended March 31, 2008 was $5.2 million (ZAR 38.2 million) compared with $11.4 million (ZAR 82.2 million) during the same period in the comparable quarter of the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 36.89% to 35.45% results in lower deferred tax assets and liabilities and the net change of $5.9 million (ZAR 43.9 million) is included in our income tax expense in our unaudited condensed consolidated statement of operations for the third quarter of fiscal 2008. In ZAR, if the effect of the change in our fully distributed tax rate is ignored the increase in our total tax expense was primarily due to our increased profitability in our transaction-based and hardware, software and related technology sales activities. Our effective tax rate for the three months ended March 31, 2008 was 15.9%, compared to 38.2% for the three months ended March 31, 2007. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 35.45% and fewer non-deductible expenses during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB 109, or FIN 48, did not have a significant impact on our effective tax rate during the three months ended March 31, 2008.

     Loss from equity-accounted investments for the three months ended March 31, 2008, of $0.3 million (ZAR 2.1 million) does not include equity-accounted earnings attributable to Permit Group 2 (Pty) Ltd (“Permit”) because Permit was sold in the fourth quarter of fiscal year 2007. Loss from equity-accounted investments for the three months ended March 31, 2007 of $0.2 million (ZAR 1.1 million) does not include equity-accounted losses attributable to VinaPay because we had not invested in this entity as of March 31, 2007. During the three months ended March 31, 2008, we recognized income from license fees, software and hardware sales made to equity-accounted investees in prior periods of approximately $0.2 million (ZAR 1.1 million). Eliminations of hardware sales and other services and income from license fees, software and hardware sales made in prior periods have been included in (loss) earnings from equity-accounted investments.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 6	In United States Dollars (US GAAP)
	Three months ended March 31,
	2008	% of	2007	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	37,254	59%	40,962	67%	(9)%
Smart card accounts	8,696	14%	8,655	14%	-%
Financial services	1,999	3%	2,858	5%	(30)%
Hardware, software and related technology sales	15,117	24%	8,800	14%	72%
Total consolidated revenue	63,066	100%	61,275	100%	3%
Consolidated operating income (loss):
Transaction-based activities	20,347	71%	24,869	86%	(18)%
Smart card accounts	3,953	14%	3,934	14%	-%
Financial services	507	2%	930	3%	(45)%
Hardware, software and related technology sales	5,380	19%	991	3%	443%
Corporate/eliminations	(1,537)	(6)%	(1,656)	(6)%	(7)%
Total consolidated operating income	28,650	100%	29,068	100%	(1)%

Table 7	In South African Rand (US GAAP)
	Three months ended March 31,
	2008		2007
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	276,119	59%	295,295	67%	(6)%
Smart card accounts	64,453	14%	62,394	14%	3%
Financial services	14,816	3%	20,603	5%	(28)%
Hardware, software and related technology sales	112,044	24%	63,439	14%	77%
Total consolidated revenue	467,432	100%	441,731	100%	6%
Consolidated operating income (loss):
Transaction-based activities	150,808	71%	179,281	86%	(16)%
Smart card accounts	29,299	14%	28,360	14%	3%
Financial services	3,758	2%	6,704	3%	(44)%
Hardware, software and related technology sales	39,875	19%	7,144	3%	458%
Corporate/eliminations	(11,392)	(6)%	(11,938)	(6)%	(5)%
Total consolidated operating income	212,348	100%	209,551	100%	1%

     Transaction-based activities

     In U.S. dollars, revenues decreased by 9% for the three months ended March 31, 2008, from the three months ended March 31, 2007. Operating income decreased by 18% for the three months ended March 31, 2008 from the three months ended March 31, 2007.

     In ZAR, revenues decreased by 6% for the three months ended March 31, 2008, from the three months ended March 31, 2007. Operating income decreased by 16% for the three months ended March 31, 2008 from the three months ended March 31, 2007.

     These decreases in revenues and operating income were due primarily to the settlement payment received from SASSA during the third quarter of fiscal 2007 as set out in the tables below:

Table 8	In United States Dollars (US GAAP)
	Three months ended March 31,
	2008	2007	%
	$’000	$’000	change
Reported revenue	37,254	40,962	(9)%
Consisting of:
Recurring transaction-based activities(1)	37,254	35,037	6%
Non-recurring portion of settlement payment
received from SASSA	-	5,925

Reported operating income	20,347	24,869	(18)%
Consisting of:
Recurring transaction-based activities(1)	20,347	20,900	(3)%
Non-recurring portion of settlement payment
received from SASSA	-	3,969

Operating income margin as reported	55%	61%	(10)%
Consisting of:
Recurring transaction-based activities(1)	55%	60%	(8)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

Table 9	In South African Rand (US GAAP)
	Three months ended March 31,
	2008	2007
	ZAR	ZAR	%
	’000	’000	change
Reported revenue	276,119	295,295	(6)%
Consisting of:
Recurring transaction-based activities(1)	276,119	252,341	9%
Non-recurring portion of settlement payment
received from SASSA	-	42,954

Reported operating income	150,808	179,281	(16)%
Consisting of:
Recurring transaction-based activities(1)	150,808	150,505	-%
Non-recurring portion of settlement payment
received from SASSA	-	28,776

Operating income margin as reported	55%	61%	(10)%
Consisting of:
Recurring transaction-based activities(2)	55%	60%	(8)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

     (1) The increase in revenues and operating income were primarily due to the price increases in the Eastern Cape, NorthWest and Limpopo provinces, higher volumes from three of our provincial contracts, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     (2) Operating income margin of our recurring transaction-based activities for the three months ended March 31, 2008 decreased to 55% from 60% for the three months ended March 31, 2007. These profit margin decreases were mainly due to:

  inflationary increases in our cost components that were higher than the increases we negotiated with our customers;

  lower revenues earned during the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 which resulted from the opening in March 2008 of the April 2008 payfile in all provinces except KwaZulu- Natal, whereas in March 2007, the April 2007 payfile was opened in all provinces. On a calendar (as opposed to pay cycle) basis, 5,051,819 grants were paid during the third quarter of fiscal 2008 compared to 5,125,102 grants during the third quarter of fiscal 2007; and

  lower margins at EasyPay which are discussed further below.

     These operating income margin decreases were partially offset by the increased revenues from price increases from all the provincial governments where we provide a welfare distribution and administration services.

          Settlement payment received from SASSA

     During the three months ended March 31, 2007, we received approximately $6.9 million (ZAR 49.5 million) from SASSA as a result of the settlement of contract deviations that occurred during the implementation phases in the Eastern Cape province and for annual inflation price increases over the last three years which were not forthcoming. During the third quarter of fiscal 2007, the price charged per beneficiary in the Eastern Cape province was increased as a result of the settlement reached. The settlement amount of approximately $6.9 million (ZAR 49.5 million) contained elements of a recurring and non-recurring nature. The recurring amount was due to price increases that relate to our third quarter of fiscal 2007 and continued to have a beneficial impact on our operating income until the end of the contract period and amounted to approximately $0.9 million (ZAR 6.5 million). The non-recurring amount included in our operating income amounted to approximately $4.0 million (ZAR 28.8 million).

          Continued adoption of our merchant acquiring system:

     The key statistics and indicators of our merchant acquiring system during the three months ended March 31, 2008 and 2007, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	March 31,
	2008	2007
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,222	4,179
Number of participating UEPS retail locations	2,468	2,511
Value of transactions processed through POS devices during the quarter
(2) (in $ ’000)	264,525	237,993
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in $ ’000)	268,085	225,294
Value of transactions processed through POS devices during the quarter
(2) (in ZAR ’000)	1,996,072	1,726,532
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in ZAR ’000)	2,022,938	1,634,410
Number of grants paid through POS devices during the quarter (2)	3,910,667	3,517,338
Number of grants paid through POS devices during the completed pay
cycles for the quarter (3)	3,979,363	3,359,772
Average number of grants processed per terminal during the quarter (2)	917	845
Average number of grants processed per terminal during the completed
pay cycles for the quarter (3)	933	807

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2) Refers to events occurring during the quarter (i.e., based on three calendar months).
(3) Refers to events occurring during the completed pay cycle.

     The increase in the number of POS devices installed is mainly attributable to the growth of our merchant acquiring system in the North West as a result of the increased number of beneficiaries paid in that province.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 21 month period ended March 31, 2008:

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 21 month period ended March 31, 2008:

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 21 month period ended March 31, 2008:

          Higher overall volumes from our provincial contracts:

     During the three months ended March 31, 2008, we experienced growth in three of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. During this period, there was a decrease in the number of grants paid in the KwaZulu-Natal and Eastern Cape provinces, due to the removal of beneficiaries from the payfile by SASSA, following investigations into the eligibility of beneficiaries in these provinces. On a national basis, SASSA reported removing 288,682 beneficiaries from the social grant system. In total, the volume of payments processed during the three months ended March 31, 2008 increased 4% to 11,892,573 from the three months ended March 31, 2007.

     The higher volumes under existing provincial contracts during the three months ended March 31, 2008, as well as average revenue per grant paid, are detailed below:

Table 11	Three months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2008	2007	2008	2007
Province	2008	2007	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	5,051,827	5,079,328	2.88	2.67	21.76	19.35
Limpopo (B)	2,949,459	2,925,621	2.43	2.23	18.32	16.19
North West (C)	1,245,238	833,683	2.94	2.92	22.19	21.19
Northern Cape (D)	494,664	417,990	2.69	2.57	20.26	18.62
Eastern Cape (E)	2,151,385	2,153,674	2.19	1.78	16.56	12.89
Total	11,892,573	11,410,296

     (1) Average Revenue per Grant Paid excludes $ 0.73 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.76 (ZAR 5.50) related to the provision of smart card accounts.

     (A) - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to price adjustment effective from July 2007.

     (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2008.

     (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in September 2007.

     (D) - in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was due to the negotiated annual price adjustment effective from January 2008.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective from January 2008.

          EasyPay transaction fees:

     During the three months ended March 31, 2008 and 2007, EasyPay processed 129 million and 109 million transactions with an approximate value of $3.7 billion (ZAR 28.1 billion) and $3.4 billion (ZAR 24.3 billion), respectively. The average fee per transaction during the three months ended March 31, 2008 and 2007, was $0.03 (ZAR 0.20) and $0.03 (ZAR 0.21), respectively. In 2008, the Easter public holidays in South Africa, which typically results in increase consumer spending, occurred during the third quarter compared with the prior fiscal year. This resulted in an increase in the number of transactions processed through retailers during the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. Accordingly, due to this year’s timing of Easter, we expect the number of transactions processed during the fourth quarter of fiscal 2008 to be lower than those during the third quarter of fiscal 2008. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the fourth quarter of fiscal 2008.

     Operating income margins generated by EasyPay during the three months ended March 31, 2008 and 2007, were 21% and 28%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Our operating income margin at EasyPay has decreased as a result of costs incurred related to the implementation of a new integrated switch which we expect will improve operating efficiencies and reduce costs at EasyPay. Once completed, we expect the new integrated switch to greatly enhance our offering at EasyPay and enable us to take advantage of new business opportunities. We expect the new integrated switch to be full operating capacity during the first quarter of fiscal 2009.

     Amortization of EasyPay intangible assets during the three months ended March 31, 2008 and 2007, respectively of $0.4 million (ZAR 3.2 million), is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the three months ended March 31, 2008 and 2007 was 34% and 45%, respectively.

          Smart card accounts

     In U.S. dollars, revenues and operating income for the three months ended March 31, 2008, was comparable with the three months ended March 31, 2007.

     In ZAR, revenues and operating income increased by 3% for the three months ended March 31, 2008, from the three months ended March 31, 2007.

     Operating income margin from providing smart card accounts was constant at 45% for each of the three months ended March 31, 2008 and 2007.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,956,882 smart card-based accounts were active at March 31, 2008, compared to 3,803,150 active accounts as at March 31, 2007. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

          Financial services

     In U.S. dollars, revenues decreased by 30% for the three months ended March 31, 2008, from the three months ended March 31, 2007. Operating income decreased by 45% for the three months ended March 31, 2008 from the three months ended March 31, 2007.

     In ZAR, revenues decreased by 28% for the three months ended March 31, 2008, from the three months ended March 31, 2007. Operating income decreased by 44% for the three months ended March 31, 2008 from the three months ended March 31, 2007.

     Revenues from UEPS-based lending decreased during the three months ended March 31, 2008 compared with the three months ended March 31, 2007 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the three months ended March 31, 2008 compared with the three months ended March 31, 2007. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

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

     Some of the key indicators of these businesses are illustrated below:

Table 12	As at March 31,
	2008	2007		2008	2007
			$%	ZAR	ZAR	ZAR %
	$ ’000	$’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	4,611	7,112	(35)%	37,777	51,765	(27)%
Allowance for doubtful finance loans
receivable	(2,667)	(4,359)	(39)%	(21,850)	(31,727)	(31)%
Finance loans receivable – net	1,944	2,753	(29)%	15,927	20,038	(21)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	2,986	3,457	(14)%	24,469	25,156	(3)%
Total finance loans receivable,
net	4,930	6,210		40,396	45,194

     Operating income margin for the financial services segment decreased to 25% for the three months ended March 31, 2008 from 33% for the three months ended March 31, 2007, primarily due to a lower return on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

          Hardware, software and related technology sales

     In U.S. dollars, revenues increased by 72% for the three months ended March 31, 2008, from the three months ended March 31, 2007. Operating income increased by 443% for the three months ended March 31, 2008 from the three months ended March 31, 2007.

     In ZAR, revenues increased by 77% for the three months ended March 31, 2008, from the three months ended March 31, 2007. Operating income increased by 458% for the three months ended March 31, 2008 from the three months ended March 31, 2007.

     The increase in revenues and operating income was primarily due to delivery of hardware to Ghana and software development and customization activities related to the Ghanaian National Switch and Smart card Payment System contract. Our revenues for the fiscal quarter include approximately $4.3 million (ZAR 31.7 million) from software development and customization activities and hardware related to this contract. Software development and customization are high margin activities for us and contributed to the increase in operating income during the three months ended March 31, 2008. During the fourth quarter of fiscal 2008 we expect to recognize revenues of approximately $6.6 million related to the Ghana contract for on-going software development and customization and delivery of hardware.

     Initially we expected to generate revenues of approximately $19.0 million, excluding travel related expenditures, from our contract with the Central Bank of Ghana during fiscal 2008, however, we have allowed the bank to procure approximately $1.6 million of low margin hardware for its data room from local Ghanaian suppliers. We have agreed that the bank will not be required to reimburse us for any loss of margin and believe that this concession will improve the already strong working relationship we have with the bank. We have received additional hardware orders for point of service terminals and smart cards from the Central Bank of Ghana which we expect will generate revenues of approximately $4.7 million. We expect this additional hardware to be delivered during the first two quarters of fiscal 2009.

     Our revenues for the three months ended March 31, 2008, includes approximately $0.6 million (ZAR 4.5 million) from sales to Nedbank Limited, or Nedbank. Sales of hardware to Nedbank occur on an ad hoc basis.

     Amortization of Prism intangible assets during the three months ended March 31, 2008 and 2007, respectively was approximately $0.9 million (ZAR 6.7 million) and reduced our operating income.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia and SmartSwitch Botswana), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affected our revenues and operating income in this segment from period to period.

     Corporate/eliminations

     In U.S. dollars, the operating loss decreased by $0.1 million for the three months ended March 31, 2008, from the three months ended March 31, 2007.

     In ZAR, the operating loss decreased by ZAR 0.5 million for the three months ended March 31, 2008, from the three months ended March 31, 2007.

     Our operating losses include expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and auditor fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     Nine months ended March 31, 2008 Compared to the Nine months ended March 31, 2007

     The following factors had a significant influence on our results of operations during the nine months ended March 31, 2008 as compared with the same period in the prior year:

  significant weakening of the ZAR, our functional currency, against the U.S. dollar, our reporting currency, which had a negative impact on our revenues and net income in U.S. dollars;
  settlement payment received from SASSA during the third quarter of fiscal 2007 which affects the comparability of revenue and net income between the periods due to the non-recurring nature of a substantial portion of that payment;
  increased revenues from price increases, effective from July 1, 2007 all provincial governments for welfare distribution and administration services;
  increased number of grants paid in the North West province;
  commencement of the contract to provide the Central Bank of Ghana with a National Switch and Smart Card Payment System utilizing our UEPS technology;
  increased revenues from continued adoption of our merchant acquiring system by cardholders;
  stock-based compensation charges related to grants of restricted stock in August 2007 and February 2008 under the 2004 Amended and Restated Stock Incentive Plan; and
  change in our fully distributed tax rate from 36.89% to 35.45%, which had a positive impact on our net income.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 13	(US GAAP)
	Nine months ended March 31,
	2008	2007	$%
	$’000	$’000	change
Revenue	191,825	163,772	17%
Cost of goods sold, IT processing, servicing and support .	51,833	38,185	36%
Selling, general and administration	48,915	44,690	9%
Depreciation and amortization	8,295	8,512	(3)%
Operating income	82,782	72,385	14%
Interest income, net	10,852	2,793	289%
Income before income taxes	93,634	75,178	25%
Income tax expense	27,816	28,927	(4)%
Income before minority interest and earnings from
equity-accounted investments	65,818	46,251	42%
Minority interest	(196)	205
(Loss) Earnings from equity-accounted investments	(801)	102
Net income	65,213	46,148	41%

	In South African Rand
Table 14	(US GAAP)
	Nine months ended March 31,
			ZAR
	2008	2007	%
	ZAR ’000	ZAR ’000	change
Revenue	1,367,825	1,186,218	15%
Cost of goods sold, IT processing, servicing and support .	369,599	276,579	34%
Selling, general and administration	348,793	323,694	8%
Depreciation and amortization	59,149	61,653	(4)%
Operating income	590,284	524,292	13%
Interest income, net	77,381	20,230	283%
Income before income taxes	667,665	544,522	23%
Income tax expense	198,345	209,521	(5)%
Income before minority interest and earnings from
equity-accounted investments	469,320	335,001	40%
Minority interest	(1,398)	1,485
(Loss) Earnings from equity-accounted investments	(5,712)	739	(873)%
Net income	465,006	334,255	39%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the nine months ended March 31, 2008, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the sale of hardware and software development and customization to the Bank of Ghana.

     Our operating income margin for the nine months ended March 31, 2008, decreased to 43% compared with 44% for the nine months ended March 31, 2007, primarily as a result of a settlement payment received from SASSA during the third quarter of fiscal 2007. The decrease in operating income was partially offset by the increased revenues from price increases from all the provinces where we perform welfare distribution and administration services and revenues from our contract with the Central Bank of Ghana.

     Selling, general and administration expenses increased during the nine months ended March 31, 2008 from the comparable period in fiscal 2007 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first and third quarter of fiscal 2008 and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa.

     Our direct costs of maintaining a listing on Nasdaq as well as compliance with Sarbanes includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officers salary, fees paid to consultants who assist with compliance with Sarbanes and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $1.5 million (ZAR 10.5 million) and $1.2 million (ZAR 8.9 million) during the nine months ended March 31, 2008 and 2007, respectively.

     Depreciation and amortization includes the amortization charge related to the acquisition of Prism of $4.2 million (ZAR 29.9 million) and $4.0 million (ZAR 29.0 million), respectively, for the nine months ended March 31, 2008 and 2007. The deferred tax benefit included in our statement of operations related to the intangible amortization charge for the nine months ended March 31, 2008 and 2007 was $1.5 million (ZAR 10.8 million) and $1.5 million (ZAR 10.6 million), respectively. Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the nine months ended March 31, 2008 compared with the nine months ended March 31, 2007. This reduction in depreciation was partially offset by the increase in depreciation of our participating merchant POS terminals.

     Interest on surplus cash for the nine months ended March 31, 2008 increased to $19.1 million (ZAR 136.2 million) from $11.0 million (ZAR 79.8 million) for the nine months ended March 31, 2007. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the nine months ended March 31, 2008 compared with the nine months ended March 31, 2007 and the higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 11.96% per annum for the nine months ended March 31, 2007, to 13.94% per annum for the nine months ended March 31, 2008.

     During the nine months ended March 31, 2008, our finance costs increased due to the increase in the average rates of interest on short-term facilities which was offset by an increase in available cash for our pre-funding obligation which resulted in less utilization of our short-term facilities. Finance costs increased to $8.3 million (ZAR 59.2 million) for the nine months ended March 31, 2008, from $8.2 million (ZAR 59.5 million) for the nine months ended March 31, 2007.

     Total tax expense for the nine months ended March 31, 2008 was $27.8 million (ZAR 198.3 million) compared with $28.9 million (ZAR 209.5 million) during the same period in the comparable quarter of the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 36.89% to 35.45% results in lower deferred tax assets and liabilities and the net change of $5.4 million (ZAR 38.5 million) is included in our income tax expense in our unaudited condensed consolidated statement of operations for the third quarter of fiscal 2008. If the effect of the change in our fully distributed tax rate is ignored, the increase in total tax expense was primarily due to our increased profitability in our transaction-based and hardware, software and related technology sales activities. Our effective tax rate for the nine months ended March 31, 2008 was 29.7%, compared to 38.5% for the nine months ended March 31, 2007. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 35.45% and fewer non-deductible expenses during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. The adoption of FIN 48, has not had significant impact on our effective tax rate during the nine months ended March 31, 2008.

     Loss from equity-accounted investments for the nine months ended March 31, 2008, of $0.8 million (ZAR 5.7 million) does not include equity-accounted earnings attributable to Permit Group 2 (Pty) Ltd (“Permit”) because Permit was sold in the fourth quarter of fiscal year 2007. Earnings from equity-accounted investments for the nine months ended March 31, 2007 of $0.1 million (ZAR 0.7 million) does not include equity-accounted losses attributable to VinaPay because we had not invested in this entity as of March 31, 2007. During the nine months ended March 31, 2008, we recognized income from license fees, software and hardware sales made to equity-accounted investees in prior periods of approximately $0.5 million (ZAR 3.6 million). Eliminations of hardware sales and other services and income from license fees, software and hardware sales made in prior periods have been included in (loss) earnings from equity-accounted investments.

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 15	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2008	% of	2007	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	115,409	60%	103,172	63%	12%
Smart card accounts	27,469	14%	25,722	16%	7%
Financial services	6,317	3%	8,636	5%	(27)%
Hardware, software and related technology sales	42,630	23%	26,242	16%	62%
Total consolidated revenue	191,825	100%	163,772	100%	17%
Consolidated operating income (loss):
Transaction-based activities	62,317	75%	60,799	84%	2%
Smart card accounts	12,485	15%	11,692	16%	7%
Financial services	1,411	2%	2,758	4%	(49)%
Hardware, software and related technology sales	9,585	12%	2,621	4%	266%
Corporate/eliminations	(3,016)	(4)%	(5,485)	(8)%	(45)%
Total consolidated operating income	82,782	100%	72,385	100%	14%

Table 16	In South African Rand (US GAAP)
	Nine months ended March 31,
	2008		2007
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	822,934	60%	747,286	63%	10%
Smart card accounts	195,870	14%	186,307	16%	5%
Financial services	45,044	3%	62,551	5%	(28)%
Hardware, software and related technology sales	303,977	23%	190,074	16%	60%
Total consolidated revenue	1,367,825	100%	1,186,218	100%	15%
Consolidated operating income (loss):
Transaction-based activities	444,357	75%	440,374	84%	1%
Smart card accounts	89,025	15%	84,686	16%	5%
Financial services	10,061	2%	19,976	4%	(50)%
Hardware, software and related technology sales	68,347	12%	18,984	4%	260%
Corporate/eliminations	(21,506)	(4)%	(39,728)	(8)%	(46)%
Total consolidated operating income	590,284	100%	524,292	100%	13%

     Transaction-based activities

     In U.S. dollars, revenues increased by 12% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007. Operating income increased by 2% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007.

     In ZAR, revenues increased by 10% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007. Operating income increased by 1% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007.

     These increases in revenues was due primarily to the price increases in the Eastern Cape, NorthWest and Limpopo provinces, higher volumes from all of our provincial contracts, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. These increases in revenues and operating income were partially offset by the settlement payments received from SASSA during the third quarter of fiscal 2007. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our recurring transaction-based activities for the nine months ended March 31, 2008 decreased to 54% from 58% for the nine months ended March 31, 2007. These profit margin decreases were mainly due to:

  inflationary increases in our cost components that were higher than the increases we negotiated with our customers;

  timing differences relating to our annual price increase negotiations, specifically in the Limpopo province where we received a back-dated price increase during the nine months ended March 31, 2007; and

  costs incurred during the nine months ended March 31, 2008 for the registration of 120,000 new beneficiaries in the North West province.

     These operating income margin decreases were partially offset by the increased revenues from price increases from all the provinces where we perform welfare distribution and administration services and improved margins from EasyPay.

          Settlement payment received from SASSA

     Refer to discussion under “—Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007—Results of operations by operating segment—Transaction-based activities—Settlement payment received from SASSA.”

     The tables below present the components of our reported transaction-based activities revenue, operating income and operating income margin during the nine months ended March 31, 2008 and 2007:

Table 17	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2008	2007	%
	$ ’000	$ ’000	change
Reported revenue	115,409	103,172	12%
Consisting of:
Recurring transaction-based activities	115,409	97,247	19%
Non-recurring portion of settlement payment
received from SASSA	-	5,925

Reported operating income	62,317	60,799	2%
Consisting of:
Recurring transaction-based activities	62,317	56,830	10%
Non-recurring portion of settlement payment
received from SASSA	-	3,969

Operating income margin as reported	54%	59%	(8)%
Consisting of:
Recurring transaction-based activities	54%	58%	(8)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

Table 18	In South African Rand (US GAAP)
	Nine months ended March 31,
	2008	2007
	ZAR	ZAR	%
	’000	’000	change
Reported revenue	822,934	747,286	10%
Consisting of:
Recurring transaction-based activities	822,934	704,332	17%
Non-recurring portion of settlement payment
received from SASSA	-	42,954

Reported operating income	444,357	440,374	1%
Consisting of:
Recurring transaction-based activities	444,357	411,598	8%
Non-recurring portion of settlement payment
received from SASSA	-	28,776

Operating income margin as reported	54%	59%	(8)%
Consisting of:
Recurring transaction-based activities	54%	58%	(8)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

          Continued adoption of our merchant acquiring system:

     Refer to discussion under “—Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007—Results of operations by operating segment—Transaction-based activities—Continued adoption of our merchant acquiring system.”

          Higher volumes from our provincial contracts:

     During the nine months ended March 31, 2008, we experienced growth in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the nine months ended March 31, 2008 increased 5% to 35,617,727 from the nine months ended March 31, 2007.

     The higher volumes under existing provincial contracts during the nine months ended March 31, 2008, as well as average revenue per grant paid, are detailed below:

Table 19	Nine months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2008	2007	2008	2007
Province	2008	2007	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	15,155,356	15,017,233	3.02	2.74	21.63	19.90
Limpopo (B)	8,833,286	8,724,102	2.45	2.23	17.49	16.16
North West (C)	3,694,651	2,481,696	3.02	2.78	21.58	20.17
Northern Cape (D)	1,489,641	1,247,935	2.69	2.57	19.23	18.67
Eastern Cape (E)	6,444,793	6,426,585	2.22	1.68	15.90	12.19
Total	35,617,727	33,897,551

     (1) Average Revenue per Grant Paid excludes $ 0.77 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.76 (ZAR 5.50) related to the provision of smart card accounts.

     (A) - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to price adjustments effective from July 2007.

     (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2008.

     (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in September 2007.

     (D) – in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was due to the negotiated annual price adjustment effective from January 2008.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective from January 2008.

          EasyPay transaction fees:

     During the nine months ended March 31, 2008 and 2007, EasyPay processed 383 million and 327 million transactions with an approximate value of $11.8 billion (ZAR 84.5 billion) and $10.2 billion, (ZAR 74.3 billion), respectively. The average fee per transaction during the nine months ended March 31, 2008 and 2007, was $0.03 (ZAR0.20) and $0.03 (ZAR 0.21), respectively. The number of transactions processed during the nine months ended March 31, 2008 increased compared with the nine months ended March 31, 2007, due to the strong economic climate experienced in South Africa during the first half of fiscal 2008 which has resulted in an increase in the number of transactions processed through retailers.

     Operating income margins generated by EasyPay during the nine months ended March 31, 2008 and 2007, were 34% and 32.0%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the nine months ended March 31, 2008 and 2007, of approximately $1.4 million (ZAR 9.7 million) and $1.2 million (ZAR 8.9 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the nine months ended March 31, 2008 and 2007 was 46% and 45%, respectively.

          Smart card accounts

     In U.S. dollars, revenues and operating income increased by 7% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007.

     In ZAR, revenues and operating income increased by 5% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007.

     Operating income margin from providing smart card accounts was constant at 45% for each of the nine months ended March 31, 2008 and 2007.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,956,882 smart card-based accounts were active at March 31, 2008, compared to 3,803,150 active accounts as at March 31, 2007. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

          Financial services

     In U.S. dollars, revenues decreased by 27% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007. Operating income decreased by 49% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007.

     In ZAR, revenues decreased by 28% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007. Operating income decreased by 50% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007.

     Revenues from UEPS-based lending decreased during the nine months ended March 31, 2008 compared with the nine months ended March 31, 2007 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the nine months ended March 31, 2008 compared with the nine months ended March 31, 2007. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

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

     Some of the key indicators of these businesses are illustrated below:

Table 20	As at March 31,
	2008	2007		2008	2007
			$%	ZAR	ZAR	ZAR %
	$ ’000	$’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	4,611	7,112	(35)%	37,777	51,765	(27)%
Allowance for doubtful finance loans
receivable	(2,667)	(4,359)	(39)%	(21,850)	(31,727)	(31)%
Finance loans receivable – net	1,944	2,753	(29)%	15,927	20,038	(21)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	2,986	3,457	(14)%	24,469	25,156	(3)%
Total finance loans receivable,
net	4,930	6,210		40,396	45,194

     Operating income margin for the financial services segment decreased to 22% for the nine months ended March 31, 2008 from 32% for the nine months ended March 31, 2007, primarily due to a lower return on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

          Hardware, software and related technology sales

     In U.S. dollars, revenues increased by 62% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007. Operating income increased by 266% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007.

     In ZAR, revenues increased by 60% for the nine months ended March 31, 2008, from the nine months ended March 31, 2007. Operating income increased by 260% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007.

     We commenced software development and customization activities and delivered hardware to Ghana related to the Ghanaian national switch and smart card payment system contract during the nine months ended March 31, 2008. Our revenues include approximately $10.8 million (ZAR 76.3 million) from software development and customization activities and hardware related to this contract. Software development and customization are high margin activities for us and contributed to the increase in operating income during the nine months ended March 31, 2008.

     Our revenues for the nine months ended March 31, 2008, includes approximately $2.6 million (ZAR 18.2 million) from sales to Nedbank. Sales of hardware to Nedbank occur on an ad hoc basis.

     Amortization of Prism intangible assets during each of the nine months ended March 31, 2008 and 2007 was approximately $2.8 million (ZAR 20.2 million), respectively, and reduced our operating income.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia and SmartSwitch Botswana), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affected our revenues and operating income in this segment from period to period.

          Corporate/eliminations

     In U.S. dollars, the operating loss decreased by $2.5 million for the nine months ended March 31, 2008, from the nine months ended March 31, 2007.

     In ZAR, the operating loss decreased by ZAR 18.2 million for the nine months ended March 31, 2008, from the nine months ended March 31, 2007.

     Corporate/eliminations for the nine months ended March 31, 2007 includes the non-recurring charges of approximately $1.2 million (ZAR 8.6 million) related to an acquisition we ultimately decided not to pursue.

     Our operating losses include expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and auditor fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At March 31, 2008, our cash balances were $235.6 million, which comprised mainly ZAR-denominated balances of ZAR 1,575.2 million ($192.2 million) and U.S. dollar-denominated balances of $40.7 million. Our cash balances increased from June 30, 2007 levels mainly as a result of cash generated by operating activities.

     Surplus cash held by our South African operations is invested in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies is invested in the U.S. and European money markets.

     Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have aggregate credit facilities of $70.2 million (ZAR 575.0 million). We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

     We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $41.5 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year.

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

     Cash flows from operating activities

     Three months ended March 31, 2008

     Net cash inflows from operating activities for the three months ended March 31, 2008, was $65.2 million (ZAR 482.9 million) compared to net cash inflows from operating activities of $4.1 million (ZAR 29.6 million) for the three months ended March 31, 2007. Cash inflows have increased due to the increase in activity, specifically in our transaction-based activities and hardware, software and related technology sales operating segments. In addition, all provincial governments paid us the the amounts outstanding as of March 31, 2008 for welfare distribution and administration services, including the amount outstanding from the KwaZulu-Natal provincial government as of December 31, 2007.

     During the three months ended March 31, 2008, we paid a $1.4 million (ZAR 10.9 million) first provisional payment for our 2008 tax year. See the table below for a summary of all taxes paid.

     Taxes paid during the three months ended March 31, 2008 and 2007 were as follows:

Table 21	Three months ended March 31,
	2008	2007	2008	2007
			ZAR	ZAR
	$‘000	$‘000	‘000	‘000

First provisional payments – 2008	1,367	2,998	10,945	21,515
Third provisional payments – 2007	-	237	-	1,696
Secondary taxation on companies	-	70	-	502
Total tax paid	1,367	3,305	10,945	23,713

     Nine months ended March 31, 2008

     Net cash inflows from operating activities for the nine months ended March 31, 2008, was $89.8 million (ZAR 640.6 million) compared to net cash inflows from operating activities of $19.1 million (ZAR 138.5) for the nine months ended March 31, 2007. Cash inflows have increased due to the increase in activity, specifically in our transaction-based activities and hardware, software and related technology sales operating segments. In addition, all provincial governments paid us the the amounts outstanding as of March 31, 2008 for welfare distribution and administration services, including the amount outstanding from the KwaZulu-Natal provincial government as of December 31, 2007.

     During the nine months ended March 31, 2008, we paid a $13.6 million (ZAR 95.3 million) first provisional payment for our 2008 tax year. In addition, we paid a $3.9 million (ZAR 26.5 million) third provisional payment for our 2007 tax year. During the nine months ended March 31, 2008, we paid an additional $8.4 million (ZAR 60.5 million) second provisional payment related to our 2007 tax year. See the table below for a summary of all taxes paid.

     Taxes paid during the nine months ended March 31, 2008 and 2007 were as follows:

Table 22	Nine months ended March 31,
	2008	2007	2008	2007
			ZAR	ZAR
	$‘000	$‘000	‘000	‘000

First provisional payments – 2008	13,641	12,228	95,278	86,835
Third provisional payments – 2007	3,861	2,571	26,526	18,212
Taxation paid related to prior years	8,357	9,027	60,465	66,837
Taxation refunds received	(10)	(672)	(66)	(4,880)
Secondary taxation on companies	-	70	-	502
Total tax paid	25,849	23,224	182,203	167,506

     We expect to pay our second provisional payment for our 2008 tax year during the fourth quarter of fiscal 2008.

     Cash flows from investing activities

     Three months ended March 31, 2008

     Cash used in investing activities for the three months ended March 31, 2008 includes capital expenditure of $1.0 million (ZAR 7.41 million), of which $0.4 million (ZAR 2.8 million) relates to hardware and software acquired, including hardware to perform switching activities and software to interface to customers and to perform database management, $0.3 million (ZAR 2.1 million) relates to vehicles acquired to distribute social welfare grants and $0.1 million (ZAR 0.8 million) relates to the acquisition of POS terminals for our merchant acquiring system.

     In April 2008, VTU Colombia’s shareholders agreed to each contribute $0.5 million to acquire additional shares in VTU Colombia. Our shareholding after the acquisition of additional shares will remain at 50%. These funds will be paid during the fourth quarter of fiscal 2008 and will be used to fund operating activities.

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

     Nine months ended March 31, 2008

     Cash used in investing activities for the nine months ended March 31, 2008 includes capital expenditure of $2.9 million (ZAR 20.7 million), of which $0.5 million (ZAR 3.5 million) relates to renovations of the transaction-based activities segment head office and data room, $0.4 million (ZAR 2.8 million) relates to hardware and software acquired, including hardware to perform switching activities and software to interface to customers and perform database management, $0.3 million (ZAR 2.1 million) relates to vehicles acquired to distribute social welfare grants, $0.2 million (ZAR 1.5 million) relates to capital expenditure to maintain our EasyPay operations and $0.5 million (ZAR 3.7 million) relates the acquisition of POS terminals for our merchant acquiring system.

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

      During the nine months ended March 31, 2007, we lent an additional $0.3 million (ZAR 2.2 million) to SmartSwitch Botswana.

     During the nine months ended March 31, 2007, we paid $82.1 million (ZAR 591.1 million), net of cash received, for the entire issued and outstanding ordinary capital of Prism. In addition, during the nine months ended March 31, 2007 we paid approximately $9.7 million (ZAR 70 million) in cash as consideration for the remaining 25.1% of EasyPay.

     Cash flows from financing activities

     Three months ended March 31, 2008

     There were no significant cash flows from financing activities during the three months ended March 31, 2008 and 2007.

     Nine months ended March 31, 2008

     During the nine months ended March 31, 2008, we received $0.18 million (ZAR 1.2 million) from employees and a director exercising stock options.

     During the nine months ended March 31, 2007, we received $0.05 million (ZAR 0.36 million) from an employee exercising stock options. During the nine months ended March 31, 2007, the other shareholders of SmartSwitch Nigeria, in terms of the shareholders agreement, lent $3.5 million (ZAR 25.6 million) to the entity.

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

     We discuss our capital expenditures during the three and nine months ended March 31, 2008, under – Liquidity and capital resources – cash flows from investing activities.

     All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had no outstanding capital commitments at March 31, 2008. We anticipate that capital spending for the fourth quarter of fiscal 2008 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 23	Payments due by Period, as at March 31, 2008 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease
obligations	4,112	1,282	2,123	707	-
Purchase obligations	6,125	6,125	-	-	-
Total	10,237	7,407	2,123	707	-

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the U.S. dollar and the euro, on the other hand. As of March 31, 2008 and 2007, our outstanding foreign exchange contracts were as follows:

As of March 31, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
USD	2,440	ZAR	8.0843	ZAR	8.1389	April 4, 2008
USD	96,000	ZAR	8.168	ZAR	8.1891	April 30, 2008
EUR	222,400	ZAR	12.9018	ZAR	13.0060	May 15, 2008
EUR	98,950	ZAR	12.7869	ZAR	13.0445	May 30, 2008
USD	4,891	ZAR	8.225	ZAR	8.2588	June 3, 2008
EUR	183,000	ZAR	12.9018	ZAR	13.1261	June 30, 2008

As of March 31, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	266,000	ZAR	7.1100	ZAR	7.3001	April 23, 2007
USD	266,000	ZAR	7.1320	ZAR	7.3220	May 21, 2007
EUR	1,026,400	ZAR	9.5298	ZAR	9.7869	June 15, 2007
EUR	34,071	ZAR	10.0732	ZAR	9.7869	June 15, 2007
USD	981,500	ZAR	7.4290	ZAR	7.3535	June 29, 2007

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu-Natal and Eastern Cape provinces increases by $17,601 per month, while interest earned per month on any surplus cash increases by $10,031 per $12.2 million (ZAR 100 million).

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

     With respect to credit risk on financial instruments, we maintain a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of BBB or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

     See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for a discussion of the Company’s risk factors. Except for the risk factors discussed below, there have been no material changes to these risk factors.

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

     The South African Social Security Agency, or SASSA, is in the process of conducting a national tender for the distribution of welfare grants in which bidders had the opportunity to bid for all of South Africa or on a province-by-province basis. On May 4, 2007, we filed proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. SASSA provided an indicative time-frame for the evaluation of the tender proposals and the award of the contract to successful bidders, but all of the key dates have already been missed. As part of the evaluation process for the tender, all bidders were requested to demonstrate their proposed payment solution to SASSA. Our response to the request for proposal was demonstrated to the SASSA evaluation committee on October 25, 2007. In December 2007, we received a notice to bidders from SASSA requesting further details of our financial proposals in a standard format provided in the notice to bidders by no later than December 28, 2007. We provided our response to the notice to bidders to SASSA on December 28, 2007.

     On January 31, 2008 we received a further notice to bidders from SASSA advising bidders that, due to unforeseen circumstances, the tender evaluation process had not been completed and, as a result, SASSA was requesting tenderers to extend the validity period of their tender responses from February 9, 2008 to March 31, 2008. We agreed to this extension. On March 10, 2008, SASSA extended our five existing contracts to provide welfare administration and distribution services by 12 months to March 31, 2009. SASSA reserves the right to terminate any of the five existing contracts on 30 days written notice, but only after an initial period of six months which ends on September 30, 2008.

     On March 27, 2008, we received a further notice to bidders from SASSA advising bidders that, due to unforeseen circumstances, the tender evaluation process had still not been completed and, as a result, SASSA was requesting tenderers to extend the validity period of their tender responses by a further three months to June 30, 2008. We responded to SASSA in writing stating that we would extend the validity of our proposal as requested.

     On April 21, 2008, SASSA announced an update on the progress of the social grants tender process. It stated that the evaluation committee that has been processing the nine provincial tenders has completed its work, and that at this time, there is being constituted an adjudication committee which will deliberate on the tender and make a final recommendation on the award per province to the accountable authority. SASSA stated that the process is on track and that the outcome will be announced as soon as the process is finalized. SASSA did not provide any additional indication of when there would be further announcements or when the process would be completed. It also did not indicate how the process it described would adjudicate proposals, as in the case of one of the proposals that we submitted, that covered the entire country rather than just certain provinces.

     Because of the extensive delays in the tender award process, we cannot predict whether or not contracts will ultimately be awarded on the basis of the current proposals, whether SASSA will seek further extensions of proposals or whether a new process might be initiated by SASSA. Furthermore, there can be no assurance that the tender will result in our receiving contracts to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them past March 31, 2009, which is when the extension we received by SASSA terminates. Even if we do receive new contracts, we cannot predict the terms that such contracts will contain. Any new contract we receive may contain pricing or other terms, such as provisions relating to early termination, that are not as favorable to us as the contracts under which we currently operate. In addition, according to the new tender specification, any new contract will require the successful bidder to pre-fund the social welfare grants in the relevant province for a one month period, which will result in significant cash flow funding requirements for the contractor. The time and attention required by our management in connection with the tender process and the uncertainty surrounding the tender process has consumed a great deal of our management’s time and attention during the past year and until the process is complete, will continue to do so, which may have a disruptive effect on our business..

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

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. Because our sales are primarily denominated in ZAR, a decline in the value of the ZAR against the U.S. dollar may have a significant adverse effect on our reported results of operations. During the three years ended June 30, 2007, the ZAR/U.S. dollar exchange rate has been volatile. During the quarter ended March 31, 2008, the ZAR declined significantly against the US dollar. Refer to “Item 7— Currency Exchange Rate Information—Actual exchange rates—table 4” and the graph beneath table 4 included in our Annual Report on Form 10-K and “Item 2— Currency Exchange Rate Information—Actual exchange rates—Table 2” and the graph beneath Table 2 in this Quarterly Report on Form 10-Q.

     The current exchange rate volatility between the U.S. dollar and the South African rand is caused by a number of factors outside our control, including, but not limited to, the recent credit crisis experienced primarily in the United States and certain European countries and the global socio-economic and political climate, including actual or perceived political instability such as is currently being experienced in Zimbabwe.

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

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
10.41	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Christopher Stefan Seabrooke dated February 11, 2008
10.42	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Paul Edwards dated February 12, 2008
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2008.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director