Form 10-K
period 2008-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2008-08-28
CIK 1041514

UNITED STATES
SECURITIES OF EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	98-0171860
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

President Place, 4th Floor, Cnr. Jan Smuts Avenue and Bolton Road
Rosebank, Johannesburg 2196, South Africa
(Address of principal executive offices)

Registrant’s telephone number, including area code: 27-11-343-2000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,
par value $0.001 per share	NASDAQ Global Select Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[X]	Large accelerated filer	[ ]	Accelerated filer

[ ]	Non-accelerated filer	[ ]	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select
Market on such date, was $1,038,513,406. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of July 31, 2008, 53,142,911 shares of the registrant’s common stock, par value $0.001 per share, and
4,856,801 shares of the registrant’s special convertible preferred stock, par value $0.001 per share, which are convertible into common stock on a one-for-one basis, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the
2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2009 fiscal year, which runs from July 1, 2008 to June 30, 2009.

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

     We generate our revenues by charging transaction fees to government agencies, employers, merchants, retailers, petroleum suppliers and other financial service providers, by providing financial services such as loans and insurance products and by selling hardware, licensing software and providing related technology services including secure online transaction processing, cryptography and integrated circuit card (chip/smart card) technologies. Our technology is widely used in South Africa today, where we have over 4.0 million clients in five provinces who receive social welfare grants using our smart cards and increasingly use their smart cards at participating merchants to receive and spend their grants. In addition, our technology has been selected and implemented by the Central Bank of Ghana as the common electronic payment platform in Ghana and we are in the process of completing a project to provide a consortium in Iraq with a customized UEPS banking and payment system that we will operate on an outsourced basis. As part of our strategy to expand into new geographical markets we have formed joint ventures in Namibia and Botswana to operate UEPS smart card-based switching systems in those countries and in Colombia and Vietnam to implement and operate virtual top-up, or VTU, solutions for mobile phone-based prepaid airtime vending. As these UEPS systems become operational, we generate revenues from sales of equipment, software and related technology to the joint ventures and from our share of the revenues earned by the ventures from operation of the switching systems.

     We are headquartered in Johannesburg, South Africa. Net 1 UEPS Technologies, Inc. was incorporated in 1997 as a Florida corporation and is the successor to operations originally begun in 1989. Under “-Corporate History” below, we describe the historical development of our business, including the June 2004 acquisition of Net1 Applied Technologies Holdings Limited, or Aplitec, which was a South African public company. All references to “Net1,” “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context indicates otherwise.

     On August 27, 2008, we acquired 80.10% of BGS Smartcard Systems AG, or BGS, an Austrian private company that provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Material Developments Affecting our Business—Acquisition of BGS Smartcard Systems AG.”

Market Opportunity

     According to the United States Census Bureau, the world’s population currently exceeds 6.7 billion people. Yet of this total, it has been reported that over four billion people earn less than the purchasing parity equivalent of two dollars per day. In general, these people either have no bank account or very limited access to banking services. This situation arises when banking fees are too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide banking services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals generally receive wages, welfare benefits, money transfers or loans in the form of cash and conduct commercial transactions, including buying food and clothing, in cash.

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

Our Business Strengths

     We believe our business strengths include:

     Technology Leadership. We believe we are the first company to develop, implement and operate an affordable, flexible and secure electronic payment system for the unbanked and under-banked that works offline. Of equal importance, our smart cards are secured through biometric fingerprint authentication and have a broad range of additional functionality through the use of “wallets” that can be turned on as needed or as services become available. We can deliver these services to the unbanked population at a fraction of the cost of traditional systems. Our ability to implement an HIV/AIDS system on the same smart card as financial services demonstrates the flexibility of our approach. In addition, we have validated the security of our smart cards along with our overall system, forming the foundation for a trusted solution. Independent third parties have reviewed and published our security protocols and we have refined our system in a way to provide system integrity over the life of the smart cards. From our inception in 1989 to date, we have not suffered any security breaches or losses of transactions or funds on our system. In addition, our acquisition of Prism gave us access to well-established core cryptography, software, hardware, embedded chip, wireless and payment expertise.

     Proven Solution. Our system is proven is widely used. Today over 4 million clients in South Africa receive monthly welfare or pension payments through our system under contracts with five provinces. Historically, welfare and pension recipients would only download cash from smart cards, but since we began our merchant acquiring initiative in July 2004, these recipients increasingly choose to use their smart cards at merchant locations, which generate additional revenues for us. During the year ended June 30, 2008, the number of our clients that opted to receive their grants through our retail infrastructure grew to approximately 1,426,000, an increase from approximately 1,129,000 and 849,000 during fiscal 2007 and 2006, respectively. For the years ended June 30, 2008 and 2007, the total value of transactions processed through our UEPS merchant network was approximately $1,078 million and $875 million, respectively. As of June 30, 2008, we had 4,394 POS devices installed at 2,454 participating retail merchants compared to June 30, 2007, when we had 4,357 POS devices installed at 2,598 participating retail merchants

     Versatile Application. Once an individual begins using our smart card, we become a logical provider of a broad range of additional products and services. For instance, a card holder using our system for the administration of medical treatment can also use the same smart card for receiving welfare payments or wages as well as making purchases. Because use of each smart card is secured biometrically, the smart card can also be used for identification and voting. The additional uses mean that once we have enrolled and delivered a smart card to an individual, our revenue potential increases significantly beyond the initial service for which that individual has signed up.

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

     Disciplined Approach to New Markets. We carefully evaluate new opportunities in order to deploy our business development resources effectively. We believe there are significant opportunities for our system in the developing countries of Africa, Central and South America, the Middle East, the Asia-Pacific Rim and Central and Eastern Europe, where the unbanked and under-banked comprise a majority of the population. Where we believe it makes sense, we will use partnerships or make acquisitions to accelerate our entry into new markets. For instance, during our 2007 and 2006 fiscal year, we established, together with local investors, companies to create and implement UEPS systems in three African countries, Namibia, Botswana and Nigeria. In other instances we may implement UEPS systems in a particular market. For instance, during fiscal 2008 we implemented a National Switch and Smart Card Payment System in Ghana and we entered into a contract with an Iraqi consortium to provide a customized UEPS banking and payment system that we will operate on an outsourced basis.

     Unlock Target Markets with a Key Product. The first step in establishing our system within a new province or country is to establish a broad base of smart card users around a single application. One of our preferred routes is to secure contracts to implement payment systems for government programs having large numbers of potential card holders. We believe another effective route will be the delivery of medical management applications, such as for HIV/AIDS. However, we are not dependent on government agencies to establish an initial base. In South Africa, employers have examined our system to address their wage payment challenges and we are currently pursuing opportunities to deliver this solution. Similarly, banking institutions implement the UEPS banking application and distribute smart cards to their clients to replace ageing legacy systems, including paper or book- based systems.

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

     Establish Partnerships or Make Acquisitions When Appropriate. As part of our disciplined approach to growing our presence globally, we will evaluate and enter into partnerships or outsourcing agreements where we can draw on local knowledge and infrastructure to drive the rapid adoption of our system. We believe that this will enable us to focus on our core strength in technology as well as product development and delivery. In some instances, we will make acquisitions where we believe that our approach will enable us to gain customers and realize operational benefits rapidly from the deployment of our more efficient solution.

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

SMART CARDS / SIM CARDS (Hardware)
Cards sourced from third-party vendors.

HARDWARE
POS devices, ATMs, mobile phones, back-end computer systems sourced from third-party vendors.

     The UEPS we sell to clients is a platform with the potential to provide all of the products we develop which, when grouped together, form complete systems serving the specific needs of various business segments. Depending on the requirements of a particular customer, we assist the customer in the setup of its application which is tailored to provide only the products and services initially required, although the UEPS can later be updated to provide additional products. We outsource the manufacturing of the hardware components of our system, including smart cards, POS devices, automated teller machines, or ATMs, PCs and back-end mainframes. However, we have developed all of our application software modules so that they will run on different hardware platforms which allow us to be hardware-independent and to provide our customers with the latest and most economical hardware solutions.

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

     Continuous Debit. People with limited economic means or un-established credit histories may find it difficult to obtain access to public utility services such as telephone, fuel, water or electricity unless they purchase pre-paid units for these services. A prepaid unit of service may be a liter of fuel, a kiloliter of water, ten minutes of electricity or a two minute local phone call, and may need to be used within a specified period of time before it expires. Pre-paying for services can deprive purchasers of flexibility to redeploy their funds to meet other financial needs.

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

     Offline Loading. The use of payment systems that depend on online authorizations is difficult to implement in developing economies and countries that do not have advanced or reliable telecommunication infrastructures. Online systems include magnetic stripe-based solutions that are widely used in first world economies and require that all transactions, including retail sales, the dispensing of cash, the loading of value to smart cards and the authorization of credit transactions, be performed only at self-service terminals, or SSTs, ATMs or POS devices that operate online. Thus, online systems cannot be used to provide financial or banking services to the millions of people, such as those in developing countries, that live in geographical areas that have little or no infrastructure. Most smart card systems therefore, such as Europay, MasterCard and VISA, or EMV, also operate online. We believe that this reliance on online communication has limited the exploitation of smart card technology, has resulted in high system implementation and operational costs and has not addressed many of the needs of the world’s unbanked population.

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

  The three fingerprint images for each finger are consolidated and filtered to create the best image for that finger. This results in ten high-quality fingerprint images.

  The ten fingerprint images are used to generate fingerprint templates. A fingerprint template is a unique geometric representation of one fingerprint.

  The card holder is verified against these templates using the highest fingerprint matching threshold to ensure the best recordation process. This process assists to eliminate the false rejection of genuine card holders due to initial bad fingerprint template recordation.

  The fingerprint templates are signed by an “issuing UEPS smart card” and stored on the card holder’s smart card.

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

     Multiple Streams Audit Trails for Offline UEPS Transactions. The UEPS, as an offline system, must ensure that all transactions effected offline are settled, at some point in time, by the back-end system. Settlement is critical to guarantee that no funds can be lost by card holders even when a POS device, its paper audit trail or its merchant smart card is lost, stolen or destroyed. Importantly, smart card transactions, including automatic credits, automatic debits, interest accruals, agent transfers, cash downloads and purchases all have a financial effect on individual smart card balances and must therefore be settled in order to preserve system integrity. The UEPS multiple streams audit trail functionality is designed to ensure that the replacement smart card contains the correct amount of funds when a lost, stolen or defective card is replaced.

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

     Loading. All card holders that receive social welfare grants or whose employers participate in our system can load their smart cards at any POS device located in merchant stores. Card holders can load their smart cards in several different ways. If the card holder’s electronic value was created through the ten-digit signature code, then the card holder has three options. He can effect an online auto load, in which case the POS device connects in real time to the back-end system, which then forwards any available ten-digit signature codes present in the account of the card holder. These codes will be loaded to the smart card automatically. If the communications network is erratic or unreliable, ten-digit signature codes can be downloaded to the POS device of a nearby participating merchant where and when the network is operational. The card holder can then perform an offline auto load whereby any ten-digit signature codes present in the POS device will be loaded to his smart card. If a network connection is not available, the card holder can key in his ten-digit signature code and amount to be loaded. In all scenarios the smart card will be credited only if the ten-digit signature code is decrypted successfully by the smart card. If the card holder’s smart card is initialized with one or a number of automatic credit instructions, the smart card will credit itself as we describe under “Automatic Credit feature.”

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

Our UEPS Products

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

Our Easypay Offering

     We own 100% of EasyPay (Proprietary) Limited, or EasyPay, which operates the largest bank-independent financial switch in Southern Africa. EasyPay focuses on the provision of high-volume, secure and convenient payment, prepayment and value-added services to the South African market. EasyPay’s infrastructure connects into all major South African banks and switches both debit and credit card electronic funds transfer, or EFT, transactions for some of South Africa’s leading retailers and petroleum companies. It is a South African Reserve Bank, or SARB, approved third-party payment processor.

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

Our Other Products

     Our acquisition of Prism in fiscal 2007 gave us access to additional products. Where applicable, we have integrated these products into our UEPS product and service offerings. These other products are:

     Chip and wireless

     We are a supplier of chip cards into the South African and other international markets. We work with mobile network operators, card manufacturers and semiconductor manufacturers to provide card technology, solutions and software that enable mobile telephony, mobile transactions and value-added services to take place in a trusted, secure and convenient manner. These chip products and technology include operating system and application development, card manufacture and production, from concept and design through, printing, packaging and distribution. At the core of our chip business is the strategy of licensing chip software to a wide spectrum of other industry participants.

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

     Payment Solutions

     Our secure integrated POS payment products and systems include:

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

     Transaction security

     Our Triple Data Encryption Standard, or TDES, and EMV security initiatives are conducted by a specialized business unit within our Prism operations through close collaboration with suppliers of payment processing devices to help their technologies meet the stringent security standards required by the card associations.

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

     We have 65 employees in the Sales and Marketing division, who operate from our head-office in South Africa and from our regional offices in South Africa, Nigeria, Malaysia and joint venture offices in Namibia, Botswana, Colombia and Vietnam.

     Our sales and marketing activities are currently focused on the sales of UEPS systems into the international market, with specific emphasis on Africa and the Middle East. We focus on identifying, defining and activating an entry point in a specific country to commence operations.

Competition

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, we have identified a number of other products currently being produced that use smart card technology in connection with a funds transfer system and the companies that promote them. These include: EMV, a system that is being promoted by Visa International Service Association, MasterCard International and Europay International; Mondex International Limited, a subsidiary of MasterCard; and Proton World International N.V., a subsidiary of STMicroelectronics Belgium N.V. In South Africa, and specifically in the payment of social welfare grants, our competitors also include AllPay Consolidated Investment Holdings (Pty) Ltd., which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services, which is responsible for payments in the Mpumalanga province.

     The incumbent South African retail banks have a joint initiative that has created a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2006 survey 2,800,000 people (approximately 6% of the population) in South Africa claim to have an Mzanzi account, although the exact number of accounts is unknown. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants. A decision by a substantial number of these beneficiaries to elect to use these accounts rather than our smart card system may have a material adverse effect on our financial condition, cash flows and results of operations.

     We also may face competition from companies to which we have licensed rights to our technology, including Visa. Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as infringing on their funds transfer businesses.

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

     We continue our research in new and more secure algorithms, such as the Rivest, Shamir and Adleman, or RSA, as well as new competitive asymmetric algorithms such as elliptic curves. We develop and implement these techniques ourselves and own the software that we create. We are also involved in extensive research and development in GSM, cryptography, POS, retail and “card not present” payment applications.

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

     The FTS patents, which include aspects of the UEPS technology, have been issued in the United States, Hong Kong, South Africa, Botswana, Namibia and Swaziland. The FTS patent in the United States was granted as US Patent No. 5,175,416 on December 29, 1992. The patent was reissued as US Patent No. RE36,788 on July 25, 2000, and will expire on May 17, 2011. It currently remains in full force and effect, and we are not aware of any challenges to its enforceability. The FTS patent in Hong Kong was granted on December 11, 1998, and will expire in 2010. The Hong Kong FTS patent is jointly owned by us and the estate of a co-inventor. The FTS patents in South Africa, Botswana, Namibia and Swaziland were granted on September 25, 1991, March 9, 1993, April 7, 1993 and December 9, 1992, respectively. The Namibia FTS patent expired in 2007. The South Africa, Botswana and Swaziland patents remain in full force and effect, and we are not aware of any challenges to their enforceability. The FTS patents expire in 2009 in South Africa, Botswana and Swaziland.

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

     Aspects of the UEPS technology are described in US Patent No. RE36,788. This patent, entitled “Funds Transfer System,” is directed to a method of transferring funds between financial institutions via a smart card. In particular, the method includes linking a smart card (first device) to a first financial institution, debiting an account held at the financial institution and recording a corresponding credit value in the smart card. The smart card is then linked to a second, similar device, wherein the credit value in the smart card is reduced and a corresponding credit value is recorded in the second device. The second device is then linked to a second financial institution, wherein the credit value in the second device is reduced and a corresponding credit value is recorded in an account held at the second financial institution. The smart card and the second device each store at least a portion of a program which is run in a synchronized interactive manner between the devices.

     In 1997, we entered into a technology license agreement with Visa International Service Association, or Visa. Under that agreement, Visa purchased a non-exclusive, perpetual, worldwide license to our technology rights that are defined in the agreement to mean all our then-current worldwide patent rights, copyrights, mask work rights, trade secrets and other intellectual property rights relating to our UEPS technology. This Visa license includes an exclusive, perpetual, worldwide license under our patents, as defined in the agreement, licensed to Visa that is exclusive to the financial services industry, as defined in the agreement. The agreement defines patents as meaning our current worldwide patents and patent rights, including US Patent No. 5,171,416, including without limitation, enhancements, improvements and expansions to all of the licensed patents and any foreign patent applications corresponding to any patent associated with any of our products or services that use technology related to financial services or can be used in the financial services industry. The agreement defines financial services industry as persons or companies that are directly or indirectly making loans; taking deposits; selling, brokering, or factoring securities, insurance, mortgages or receivables; and providing payment services, such as issuing charge cards, credit cards, payment cards, debit cards or any other system that could compete with such payment methods. Our Visa agreement grants back to us the non-exclusive right under our Visa-licensed patents to make, use and sell our payment systems and other products in the financial services industry as defined in the agreement. In our Visa agreement, Visa agrees not to grant a sublicense to any payment system to any entities in the financial services industry who are not members of Visa already if such entity already has a right to use such payment systems from us. The agreement permits Visa to sublicense our licensed technology rights to any of its member, any entity in the financial services industry or any entity outside of the financial services industry that provides products to Visa or its sublicensees. The agreement prohibits us from licensing our technology rights, not just our licensed patents, to any of Visa’s competitors, including MasterCard, Europay, American Express Company, Discover Financial Services, Diners Club International Credit Card Co., Carte Blanche Card or JCB International Credit Card Co. or any of their parents, subsidiaries or affiliates. We have also licensed our foreign FTS patents in South Africa, Botswana, Namibia and Swaziland to Visa, Nedbank and First National Bank of South Africa.

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

Financial Information about Geographical Areas and Operating Segments

     For the year ended June 30, 2008, we derived substantially all of our revenues from customers located in South Africa and the Central Bank of Ghana in Ghana and substantially all of our assets were located in South Africa. For each of the years ended 2007 and 2006, we derived substantially all of our revenues from customers located in South Africa and substantially all of our assets were located in South Africa. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our operating segments.

Employees

     As of June 30, 2008, we had 2,079 employees. On a segmental basis, 221 employees were part of our management, 1,293 were employed in transaction-based activities, 166 were employed in financial services and 399 were employed in smart card, hardware, software and related technology sales and corporate activities.

     On a functional basis, four of our employees were part of executive management, 65 were employed in sales and marketing, 101 were employed in finance and administration, 184 were employed in information technology and 1,725 were employed in operations.

     As of June 30, 2008, 123 of 276, or 44.6%, of our employees in the Limpopo Province who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union, or SACCAWU and all 19 of our weekly paid employees who perform hardware, software and related technology sales activities were members of the National Union of Metalworkers of South Africa, or NUMSA. We believe we have a good relationship with our employees and SACCAWU and NUMSA.

Corporate history

     Net 1 UEPS Technologies, Inc. was incorporated in Florida in May 1997. Until June 2004, Net 1 UEPS Technologies, Inc. was a development stage company and its business consisted only of acquiring a license to the US FTS patent and obtaining an exclusive marketing agreement for the universal electronic payment system, or UEPS, technology outside South Africa, Namibia, Botswana and Swaziland. In 2004, Net 1 acquired Net1 Applied Technologies Holdings Limited, or Aplitec, a public company listed on the JSE Securities Exchange South Africa. Aplitec owned the FTS patent in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate into one group the intellectual property rights relating to the FTS patent and the UEPS technology, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. The transaction permitted Aplitec’s shareholders to reinvest the sale proceeds in Net 1, but under South African exchange control regulations, shareholders of Aplitec were not permitted to hold Net 1’s securities directly. Therefore, in order to comply with these regulations, these reinvesting shareholders received, through an interest in a South African trust, securities of a newly-formed Net 1 subsidiary that acquired Aplitec (New Aplitec), consisting of B class loan accounts and B class preference shares. The A class loan accounts and A class preference shares of New Aplitec are held by Net1. These reinvesting holders also obtained the right to receive, for no additional consideration, shares of our special convertible preferred stock which are held by a Cayman Islands trust. We refer to the B class loan accounts, B class preference shares and special convertible preferred stock that we and New Aplitec issued in the transaction as the “linked units.” The special convertible preferred stock is structured so as to be economically equivalent to common stock and has substantially the same rights as our common stock. The special convertible preferred stock is convertible on a one-for-one basis into our common stock upon the occurrence of a trigger event, and holders are entitled to vote on an as-converted basis. Upon conversion of the special convertible preferred stock into shares of our common stock upon the occurrence of a trigger event, the linked unit holder cedes to Net1 the B class loan accounts and B class preference shares that were part of the linked unit. A trigger event includes any of the following: (1) giving of a conversion notice by a linked unit holder, (2) the abolition or relaxation of South African exchange control regulations or (3) the liquidation of New Aplitec or Net1.

     We describe the Aplitec transaction and our special convertible preferred stock and the New Aplitec B class loans and B class preference shares in more detail in notes 1 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

      During the period from the completion of the Aplitec transaction through June 30, 2008, an aggregate of 27,278,761 shares of special convertible preferred stock were converted into an equal number of shares of common stock, and the number of outstanding shares of special convertible preferred stock was correspondingly reduced.

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

Executive Officers and Significant Employees of the Registrant

     The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	54	Chief executive officer, chairman and director
Mr. Herman G. Kotze	38	Chief financial officer, treasurer, secretary and director
Ms. Brenda L. Stewart	51	Senior vice president sales and marketing
Mr. Nitin Soma	41	Senior vice president information technology

     Dr. Belamant has been our chief executive officer since October 2000 and the chairman of our board since February 2003. From June 1997 until June 2004, Dr. Belamant served as chief executive officer and a director of Net 1 Applied Technology Holdings, or Aplitec, whose business was acquired by Net 1 in June 2004. From 1996 to 1997, Dr. Belamant served as a consultant in the development of Chip Off-Line Pre-Authorized Card, which is a Visa product. From October 1989 to September 1995, Dr. Belamant served as the managing director of Net 1 (Pty) Limited, a privately owned South African company specializing in the development of advanced technologies in the field of transaction processing and payment systems. Dr. Belamant also serves on the boards of a number of other companies that perform welfare distribution services and the provision of microfinance to customers. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that rates today as the third largest ATM switching system in the world. Dr. Belamant has patented a number of inventions besides the FTS patent ranging from biometrics to gaming-related inventions. Dr. Belamant has more than 27 years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems. Dr. Belamant holds a PhD in Information Technology and Management.

     Mr. Kotze has been our chief financial officer, secretary and treasurer since June 2004. From January 2000 until June 2004, he served on the board of Aplitec as group financial director. In mid-1997 until October 1998, Mr. Kotzé worked for the Industrial Development Corporation of South Africa Limited as a business analyst. Mr. Kotzé served his articles from 1994 to 1996 at KPMG in Pretoria, South Africa, and in 1997 he became the audit manager for several major corporations in the manufacturing, mining, retail and financial services industries. Mr. Kotzé joined Aplitec in November 1998 as a strategic financial analyst. Mr. Kotzé is a member of the South African Institute of Chartered Accountants.

     Ms. Stewart has served as our Senior Vice President of Sales and Marketing since June 2004. Ms. Stewart’s primary function is to manage all sales and marketing activities for us. Her secondary function is to oversee implementation and operation of specific projects such as in Ghana, Iraq, Namibia and Botswana. Ms. Stewart was a director of Net1 Investment Holdings (Pty) Limited, Net1 Solutions (Pty) Limited and a director of Net1 Southern Africa (Pty) Limited which were subsidiaries of Aplitec until June 2004. Ms. Stewart joined Aplitec in 1997, and has worked with Dr. Belamant for over 20 years at various companies including, Volkskas Industrial Bank, SASWITCH and Net 1 Southern Africa (Pty) Limited, Net 1 Solutions (Pty) Limited and Net 1 Investment Holdings (Pty) Limited.

     Mr. Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements. Mr. Soma represented Nedcor Bank in assisting with the technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATM’s with the host as well as balance the host with different card users. Mr. Soma designed the Stratus Back-End System for Aplitec, and is responsible for the Nedbank Settlement System for the Point of Sales Devices. Mr. Soma has over 12 years of experience in the development and design of smart card payment systems.

     ITEM 1A. RISK FACTORS

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS, AS WELL AS THE OTHER INFORMATION IN THIS FORM 10-K, BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND LIQUIDITY WOULD SUFFER. IF THIS HAPPENS, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMMON STOCK.

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

     We currently derive a majority of our revenues from contracts to distribute social welfare grants on behalf of five of the nine provincial governments of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this concentrated group of customers. During the years ended June 30, 2008, 2007 and 2006, we derived approximately 67%, 70% and 77%, respectively, of our revenues from payments made to us by these provinces under our government social welfare contracts.

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

     On April 21, 2008, SASSA announced an update on the progress of the social grants tender process. It stated that the evaluation committee that has been processing the nine provincial tenders has completed its work, and that at this time, there is being constituted an adjudication committee which will deliberate on the tender and make a final recommendation on the award per province to the accountable authority. SASSA stated that the process is on track and that the outcome will be announced as soon as the process is finalized. SASSA did not provide any additional indication of when there would be further announcements or when the process would be completed. It also did not indicate how the process it described would adjudicate proposals, as in the case of one of the proposals we submitted that covered the entire country rather than just certain provinces.

     On June 30, 2008 we received a further notice to bidders from SASSA advising bidders that the tender evaluation process had still not been completed. Bidders were advised that the Evaluation Committee appointed to evaluate the bid proposals had submitted its recommendations to an Adjudication Committee for consideration, and that the Adjudication Committee is currently in the process of reviewing the recommendations of the Evaluation Committee in order to provide a recommendation to the Chief Executive Officer of SASSA on the preferred bidder(s) for each province. As a result, SASSA requested tenderers to extend the validity period of their tender responses by a further three months to September 30, 2008. We have responded in writing stating that the Company is prepared to extend the validity period of its bid proposal to September 30, 2008 but that the Company will seek legal guidance from the South African High Court to ensure the timely and orderly conclusion of the tender evaluation process.

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

     Acquisitions will be a significant part of our long-term growth strategy as we seek to grow our business internationally and to deploy our technologies in new markets outside South Africa. However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. These transactions may require debt financing or additional equity financing, resulting in additional leverage or dilution of ownership. Acquisitions of businesses or other material operations and the integration of these acquisitions will require significant attention from our senior management which may divert their attention from our day to day business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

     There are risks relating to operating in South Africa that could adversely affect our business, operating results, cash flows and financial condition.

     Our primary operations are located in South Africa and we currently generate substantially all of our revenues from our operations in South Africa. As a result, we are subject to any political, economic, regulatory and other uncertainties in South Africa from time to time.

     The changing political and social environment. South Africa faces certain social, political and economic challenges, which may adversely affect our business, operating results, cash flows and financial condition. The country is experiencing high levels of crime and unemployment and there are significant differences in the level of economic and social development among its people, with large parts of the population, particularly in the rural areas, having limited access to education, healthcare, housing and other basic services. Furthermore, South Africa faces challenges in building adequate infrastructure. These problems, together with a shortage of skilled labor, may in the future have an adverse impact on productivity. Furthermore, the general elections scheduled for 2009 may result in a change in government’s social and economic policies that may adversely affect the sustainability, operation and profitability of our South African businesses.

     Inflation and interest rates. From 2003 until the end of fiscal 2007 the economy of South Africa was characterized by relatively low inflation and interest rates. For instance, as of June 2007, the inflation rate was approximately 6.4% and the SARB’s base lending rate was approximately 10.0% per annum. As of June 2008, the inflation rate, as quoted by Statistics South Africa, was 12.20% and the SARB’s base lending rate had increased to 11.50% per annum. The economy of South Africa in the past has been, and in the future may be characterized by higher rates of inflation and higher interest rates. Higher rates of inflation could increase our South African-based costs and decrease our operating margins. Higher interest rates could adversely affect our ability to obtain cost-effective debt financing in South Africa.

     Regulatory uncertainty regarding black economic empowerment. The South African government, through the Broad Based Black Economic Empowerment Act, 2003, or the BBBEE Act, established a legislative framework for the promotion of black economic empowerment. The BBBEE Act allows the Minister of Trade and Industry, or the Minister, by notice in the Government Gazette to issue Codes of Good Practice on black economic empowerment, or BEE. In addition, the Minister must publish in the Government Gazette for general information and promote a transformation charter for a particular sector of the economy, if the Minister is satisfied that it is developed by major stakeholders in the relevant sector and advances the objectives of the BBBEE Act. On 9 February 2007 the Minister published the Codes of Good Practice on BEE pursuant to section 9(1) of the BBBEE Act. The information and communication technology sector, or ICT sector, and the financial services sector are among the sectors that have developed transformation charters. On February 9, 2007 the Minister issued the Financial Sector Charter pursuant to section 9 of the BBBEE Act. The ICT charter has not yet been published in the Government Gazette by the Minster and, consequently, it does not currently enjoy any formal status. The ICT sector has attempted to ensure as great a degree of compatibility between its transformation charter and the Codes of Good Practice, thereby assuring the probable publication of that charter in the Government Gazette by the Minister of Trade and Industry. We are likely to be subject to the ICT sector's charter if this document is published in the Government Gazette as a Sector Code or a transformation charter. The ICT charter applies, among others, to companies that manufacture equipment for, or provide services relating to, the electronic capturing, transmission and display of data and information. Compliance with the charter is not enforced through civil or criminal sanction, but only through its effect on the ability to secure contracts in the public and private sectors. One of the components of BEE is that a certain percentage of ownership by black South Africans of our South African business should be achieved over a period of time. The Codes of Good Practice will be reviewed by the Minister in February 2017 which is the end of the tenth year after they commenced. Although BEE is not expropriatory in nature, there may be a dilutive effect to current shareholders in the South African business and there may be a cost associated with increasing the level of black South African shareholders, both of which factors may represent a risk. However, given that non-BEE compliance may place in jeopardy existing and future South African public and private sector contracts, the loss of which could cause a loss of revenue, the attendant risk associated with BEE non-compliance is material.

     Exchange control regulation. South Africa’s exchange control regulations restrict the export of capital from South Africa, the Republic of Namibia and the Kingdoms of Lesotho and Swaziland, known collectively as the Common Monetary Area. These regulations apply to transactions involving South African residents, including both natural persons and legal entities, and are enforced by SARB. In October 2004, the South African exchange control regulations were liberalized by the abolishment of exchange control limits on new investments outside of South Africa by South African companies. However, according to the circular giving notice of this liberalization, SARB retains an oversight function, the exact nature of which is unclear from the circular. According to the circular, South African companies investing outside of South Africa must now apply to SARB only for monitoring purposes and for the approval of SARB pursuant to existing foreign direct investment criteria, including demonstrated benefit to South Africa. SARB reserves the right to stagger capital outflows relating to very large investments outside of South Africa by South African companies, so as to manage any potential impact on the foreign exchange market. Also, these liberalization measures permit South African companies to retain, outside of South Africa, dividends received in relation to shares held by them in non-South African companies.

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

     Although Net 1 UEPS Technologies, Inc. is a US corporation and is not itself subject to these regulations, the ability of New Aplitec to raise and deploy capital outside the Common Monetary Area is restricted. As of June 30, 2008, approximately 83% of our cash and cash equivalents were held by New Aplitec and its subsidiaries. During the year ended June 30, 2008, substantially all of our revenues were generated by New Aplitec and its subsidiaries. In particular, New Aplitec will generally not be permitted to export capital from South Africa or to hold foreign currency without the approval of SARB. This restriction may affect New Aplitec’s ability to pay dividends to Net 1 UEPS Technologies, Inc., unless New Aplitec can show that any payment of such dividend will not place it in an over borrowed position. Moreover, although the requirement that SARB approve investments by South African companies outside of South Africa has been relaxed, this requirement could restrict our future international expansion, to the extent that New Aplitec cannot show that such expansion will be self-sustainable and beneficial to the South African economy in general.

     SARB approval is required for New Aplitec to receive loans from and repay loans to non-residents of the Common Monetary Area. In addition, New Aplitec may not use income earned in South Africa to repay or service foreign debts, including the loan accounts between New Aplitec and Net 1 UEPS Technologies, Inc., without SARB’s approval. Repayment of principal and interest on such loans will usually be approved at the time of the granting of such loans, where the payment is limited to the amount borrowed and a market related rate of interest. New Aplitec will also need SARB approval to raise capital involving a currency other than South African rand, which approval may be provided subject to conditions. Thus, unless we can obtain funding at the Net 1 UEPS Technologies, Inc. level, these restrictions could prevent us from obtaining adequate funding on acceptable terms for acquisitions and other business opportunities outside South Africa.

     Irregular electricity supply. Since December 2007, South Africa has experienced rolling blackouts due to, among others, an increasing demand for electricity. The number of rolling blackouts significantly reduced during the three months ended July 2008. Although these blackouts have not affected our pension and welfare delivery performance because our UEPS-based technology can operate without the need for consistent networking or power infrastructure, they have adversely affected the productivity of certain portions of our South African workforce, including our head office and information technology personnel, and our manufacturing activities. In addition, even though we believe that we currently have adequate backup power facilities in the form of petrol and diesel generators to support our back-end processing activities, the strain on these generators caused by more frequent usage may shorten their lifespan. Although we have ordered additional generators for our head office, demand for backup generators is high and the lead time for delivery of new generators is currently approximately three months. We believe that the irregular supply of electricity may last for several years unless other short-term solutions are found.

     There have been a number of press reports discussing the negative impact of the irregular electricity supply on the South African economy. We could be adversely affected by such a downturn, and although we can not predict precisely how such a downturn would affect us, we currently believe that the most significant adverse impact would be a decreasing volume in our transactions-based activities and a significant weakening of the South African Rand, our functional currency, against the US Dollar, our reporting currency.

     Trade unions and labor laws. Most of South Africa’s major industries are unionized, and the majority of employees belong to trade unions. In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. We currently have approximately 142 unionized employees which represents approximately 6.8% of our workforce. Although in recent years we have not experienced any labor disruptions, such labor disruptions may occur in the future. In addition, the cost of complying with labor laws may adversely affect our operations.

     Regional instability. Historically, there has been regional, political, and economic instability in the countries surrounding South Africa. Such political or economic instability in neighboring countries could affect the social, political and economic conditions in South Africa, for example, as a result of immigration, and this could have a negative impact on our ability to manage our operations in the country. In particular, the recent political unrest in Zimbabwe has resulted in increased immigration into South Africa which has been partly blamed for recent xenophobic violence in areas in which these foreigners reside or operate businesses.

     HIV/AIDS. HIV/AIDS and tuberculosis, which is exacerbated in the presence of HIV/AIDS, are major healthcare challenges in South Africa and other sub-Saharan countries. Due to the high prevalence of HIV/AIDS in South Africa, we may incur costs relating to the loss of personnel and the related loss of productivity as well as the costs relating to recruiting and training of new personnel. In addition, the potential for increased mortality rates due to HIV/AIDS deaths to reduce or slow the growth of the South African population could aversely impact our growth. We are not able to quantify the impact of HIV/AIDS on our growth or costs and cannot assure you that the costs we will incur in connection with this epidemic will not have a material adverse effect on us and our financial condition.

     The loss of the services of Dr. Belamant or any of our other executive officers would adversely affect our business.

     Our future financial and operational performance depends, in large part, on the continued contributions of our Chief Executive Officer and Chairman, Dr. Serge Belamant, as well as Mr. Herman Kotze, our Chief Financial Officer, Ms. Brenda Stewart, our Senior Vice President Sales and Marketing, and Mr. Nitin Soma, our Senior Vice President Information Technology. Many of our key responsibilities are performed by these four individuals, and the loss of the services of any of them could disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance. We do not have employment agreements with our executive officers, any of whom may terminate their employment at any time, nor do we maintain any “key person” life insurance policies.

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

     In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the ones we have established in Namibia, Botswana, Nigeria, Colombia and Vietnam. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a minority interest. Minority ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on New Aplitec by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest. In addition, certain of our licensees, including Visa, have become our competitors and this could occur with our joint venture partners in the future.

     We may not maintain our current level of profitability or rates of growth.

     We believe that our continued profitability and growth will depend in large part on our ability to do the following:

-	continue to enroll new smart card users and participating merchants in South Africa;
-	achieve growth in the number and value of transactions processed using our smart cards;
-	expand our business internationally by properly identifying new markets and business partners for those markets;
-	identify and execute suitable acquisitions in our target markets;
-	hire and train personnel capable of marketing, installing and integrating our solution, supporting customers and managing operations;
-	continue to expand the range of applications that use our technology and to market these applications successfully; and
-	manage the costs of our business, including the costs associated with maintaining and developing our technology and expanding our operations internationally.

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

     We continue to experience significant growth, both in the scope of our operations and size of our organization. This growth is placing significant demands on our management, as well as on our operational resources. In order to achieve our business objectives, however, we anticipate that we will need this growth to continue. Continued growth would increase the challenges involved in:

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

     We intend to expand operations into countries and regions, including African countries outside South Africa, South America, Southeast Asia and Central and Eastern Europe, that are subject to significantly differing political, economic and market conditions. Specific country and regional risks that may have a material impact on our business, operating results, cash flows and financial condition include:

-	political and economic instability;
-	oss due to civil strife, acts of war, guerrilla activities and insurrection;
-	competition from existing market participants that may have a longer history in or greater familiarity with the foreign markets we enter;
-	government interventions and protectionism;
-	potential adverse changes in laws and regulatory practices, including import and export license requirements, tariffs, legal structures and tax laws;
-	cancellation of contractual rights;
-	-trade barriers;
-	difficulties in staffing and managing operations;
-	import and export restrictions;
-	adverse tax consequences;
-	the lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
-	security and safety of employees;
-	restrictions on the right to convert or repatriate currency or export assets;
-	greater risk of uncollectible accounts and longer collection cycles;
-	currency fluctuations;
-	indigenization and empowerment programs;
-	logistical and communications challenges;
-	changes in labor conditions;
-	discrimination against US companies; and
-	exposure to liability under US securities and foreign trade laws, including the Foreign Corrupt Practices Act and regulations established by the Office of Foreign Assets Control.

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

     Volatility in the South African Rand to US dollar exchange rate may adversely affect our reported operating results.

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. Because our sales are primarily denominated in ZAR, a decline in the value of the ZAR against the US dollar may have a significant adverse effect on our reported results of operations. During the three years ended June 30, 2008, the ZAR/US dollar exchange rate has been volatile. Refer to “Item 7— Currency Exchange Rate Information—Actual exchange rates—table 3.”

     The current exchange rate volatility between the US dollar and the South African rand is caused by a number of factors outside our control, including, but not limited to, the recent credit crisis experienced primarily in the United States and certain European countries and the global socio-economic and political climate, including actual or perceived political instability such as is currently being experienced in Zimbabwe.

     As a result of this volatility our reported results of operations were adversely affected for fiscal 2008 as compared to fiscal 2007 and fiscal 2007 as compared to fiscal 2006. These fluctuations may make it more difficult for investors and others to understand how our business has performed without regard to these currency exchange rate changes. We expect that exchange rate volatility will continue in the foreseeable future.

     Trends in revenues and profits may experience significant fluctuations as the rate of exchange between the ZAR and the US dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the ZAR against the US dollar will have on our results of operations and financial condition.

     We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations, other than economic hedging relating to our inventory purchases which are settled in US dollars or euros. We have used forward contracts in order to hedge our economic exposure to the ZAR/US dollar and ZAR/euro exchange rate fluctuations from these foreign currency transactions. We cannot guarantee that we will enter into hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

     We pre-fund the payment of social welfare grants on behalf of our South African government customers and any payment defaults by these customers would adversely affect our operations.

     We use our internal cash resources and facilities to fund the payment of social welfare grants under our contracts with the KwaZulu-Natal and Eastern Cape provincial governments. We recover these funds from the KwaZulu-Natal provincial government on a seven-day cyclical basis and from the Eastern Cape provincial government on a 14-day cyclical basis. In addition, through our merchant acquiring system, we may also pre-fund social welfare grants in the provinces where we operate. All of these pre-funding obligations expose us to the risk of default by the applicable provincial government. In addition, the number of social welfare grant beneficiaries in these provinces, as well as the number of beneficiaries receiving payment through our merchant acquiring system, increased significantly during fiscal 2008 and 2007, which increased our pre-funding requirements. Although no provincial government has ever defaulted on a repayment of funds at the end of the payment cycle, we cannot guarantee that such a default will not occur in the future. Any such default could have a material adverse effect on us, our financial position and results of operations.

     We do not have a South African banking license and therefore we provide our wage payment solution through an arrangement with a third party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our wage payment business without alternate means of access to a banking license

     The South African retail banking market is highly regulated, but the South African government has identified the need to service the unbanked market through the liberalization of the regulatory environment in order for retailers and non-banking service providers to innovate products and delivery channels for the unbanked market. However, under current law and regulations, a portion of our South African wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have entered into an agreement with Grindrod Bank in terms of which our wage payment solution will be implemented by Grindrod Bank’s retail division. As a result of this arrangement, we do not have complete control over the marketing and implementation of our wage payment system and we have to share the economic benefits with Grindrod Bank. If the co-operation agreement were to be terminated we would not be able to operate our wage payment business unless we were able to obtain access to a banking license through alternate means.

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

     The incumbent South African retail banks have created a common banking product, generally referred to as a “Mzansi” account, for unbanked South Africans, which offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2006 survey 2,800,000 people (approximately 6% of the population) in South Africa claim to have an Mzanzi account, although the exact number of accounts is unknown. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants. A decision by a substantial number of these beneficiaries to elect to use these accounts rather than our smart card system may have a material adverse effect on our financial condition, cash flows and results of operations.

We may face increased competition as our sales and product offerings increase.

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, we have identified a number of other products currently being produced that use smart card technology in connection with a funds transfer system and the companies that promote them. These include EMV, a system that is being promoted by Visa, MasterCard International and Europay International; Mondex International Limited, a subsidiary of MasterCard; and Proton World International N.V., a subsidiary of STMicroelectronics Belgium N.V. In South Africa, and specifically in the payment of social welfare grants, our competitors also include AllPay Consolidated Investment Holdings (Pty) Ltd., which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services, which is responsible for payments in the Mpumalanga province. We also may face competition from companies to which we have licensed our technology, including Visa. Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as infringing on their funds transfer or other businesses.

     Patent competition may adversely affect our products or processes, and limited patent protection, a lack of proprietary protection and the potential to incur costly litigation could be harmful to our operations.

     Our products and technology have unique characteristics and structures and, as a result, are subject to patent protection, the extent of which varies from country to country. During the life of a patent, a product is only subject to competition by non-infringing products. However, aggressive patenting by our competitors and potential patent piracy may threaten protected products and processes and may result in an increased patent infringement risk, especially in emerging economies such as those where we currently operate. The expiration of a patent may also result in increased competition in the market for the previously patented products and processes. The patents for our FTS will expire, at the latest, in South Africa, Botswana, Swaziland and Hong Kong in 2009; and in the United States in 2011. In addition, our European Union FTS patent was challenged and revoked. Consequently, we do not have any patent protection in the member countries of the European Union. Additionally, we could have difficulty asserting the Hong Kong patent as it is not registered in our name and it could be difficult to record our ownership of that patent. As a result of the revocation of our European Union FTS patent there is a risk that customers may refuse to pay license fees due to us. Moreover, although we have certain patent rights in the United States, these are not expected to have significant utility in our business given that our management does not expect the US market to become a material part of our business in the near future. Each of these factors could have a material adverse effect on our business, operating results, cash flows and financial condition. In addition, to date, we have relied not only on patent protections, but also on trade secret, trademark and copyright laws, as well as nondisclosure, licensing and other contractual arrangements to protect the proprietary aspects of our solutions. Other than the patents discussed above, we do not own any other patents that protect important aspects of our current solutions. We will, however, prepare patent applications where possible for technology related to our smart cards and UEPS system when we believe it is appropriate to do so. These applications and contractual arrangements and our reliance on these laws may not be successful.

     Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any loss of, or inability to protect, intellectual property in our technology could diminish our competitive advantage and also seriously harm our business, operating results, cash flows and financial condition. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of South Africa, Botswana, Swaziland, the United States and the European Union. Our means of protecting our intellectual property rights in South Africa, Botswana, Swaziland, the United States and the European Union or any other country in which we operate, may not be adequate to fully protect our intellectual property rights. Similarly, if third parties claim that we infringe their intellectual property rights, we may be required to incur significant costs and devote substantial resources to the defense of such claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. In addition, if we are unsuccessful in defending any such third-party claims, we could suffer costly judgments and injunctions that could materially adversely affect our business, results of operations or financial condition.

     The copyrights and certain related intellectual property rights in earlier versions of our UEPS software are jointly owned and potentially subject to non-exclusive rights, which may reduce our future revenues.

     While we own the exclusive copyrights in the current version of the UEPS software, these copyrights are subject to the preexisting copyrights in the earlier versions of our software that are owned jointly by us and Nedbank. As joint owners of the copyrights in these earlier versions of our software that existed prior to July 2000, there is a risk that Nedbank could license these works to others and otherwise commercially exploit these earlier works. Under our Nedbank agreements, Nedbank also acquired the right to request a license of our South African and US FTS patents and of all technology and know-how relating to the UEPS described in those earlier patents from us for entities partly owned by Nedbank that are located anywhere within South Africa and neighboring countries. Under these licenses, Nedbank would pay us a license fee, with us supplying smart cards or being paid a royalty if the cards are obtained from a third party. If Nedbank licenses our works to others or otherwise commercially exploits our technology and know-how related to UEPS, our future revenues may be reduced.

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

     Many social welfare recipients use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipients to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against the risk of loss or theft of cash from our delivery vehicles as we have not identified any insurance underwriters willing to accept this risk on reasonable terms. Therefore, we will bear the full cost of any loss or theft in connection with the delivery process, and such loss could materially and adversely affect our financial condition, cash flows and results of operations. During fiscal 2008, 2007 and 2006, we incurred losses in connection with our cash delivery system of $3.0 million, $3.0 million and $2.1 million, respectively.

     We may not recover outstanding amounts owed to our micro-finance businesses.

     We operate a traditional micro-finance business, with approximately 71 branches throughout South Africa. To May 31, 2007, these branches extended short-term loans for periods ranging from 30 days to four months at loans bearing interest rates of 15% to 30% per month. From June 1, 2007, these branches extended short-term loans for periods ranging from 30 days to four months at loans bearing interest at a maximum of 5% per month. In addition, these branches, from June 1, 2007, charge an initiation fee and a monthly service fee. Despite the fact that we attempt to reduce credit risk by employing credit profiling techniques, the rate of default on loans has been high due to the high credit risk of these borrowers and the difficulty of collecting outstanding repayments. We may therefore not recover some or all of the principal and interest amounts currently owed by our borrowers, which on June 30, 2008, totaled $2.9 million. Our inability to recover some or all of these amounts may have a material adverse effect on our financial position and results of operations.

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

     Our collection, storage and processing, and any disclosure of, customer and employee personal information must comply with South Africa’s privacy laws, which are at various stages of legislative and judicial development. However, South African common law and the Constitution of the Republic of South Africa, 1996, do recognize an individual’s right to privacy, and there are some statutes and other regulations which have been enacted that apply to us and the way we operate our business. For example, one statute sets out a framework for the electronic collection, processing, storage and disclosure of personal information. Although compliance with this statute is voluntary, a South African court could determine that we would be violating an individual’s right to privacy if we do not operate in compliance with this framework. In addition, South African law requires that we must keep confidential the HIV status of the people that participate in any HIV/AIDS program.

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

     As a US company, we are required to comply with certain laws and regulations that affect our international operations and could adversely impact our future growth.

     We must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits US companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. Our requirement to comply with the FCPA could put us at a competitive disadvantage with companies that are not required to comply with the FCPA or similar legislation enacted in other countries. In addition, the US Department of Treasury’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on US foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

     We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

     We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. Because of the exposure to market risks associated with economies in emerging markets, we may not be able to obtain financing on favorable terms or at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and voting power of shares of common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

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

     We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results in any single quarter may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

-	demand for and acceptance of our new product offerings;
-	delays in the implementation and delivery of our products and services, which may impact the timing of our recognition of revenue;
-	variations in product mix and cost during any period;
-	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;
-	difficulties with component supplies, manufacturing or distribution;
-	deferral of customer contracts in anticipation of product or service enhancements;
-	timing of acquisitions or disposals of major assets or businesses;
-	timing of commencement, implementation or completion of major projects;
-	the relative mix of revenues from established markets, including South Africa, and unestablished markets;
-	fluctuations in currency exchange rates;
-	the fixed nature of many of our expenses; and
-	industry and economic conditions, including competitive pressures and inventory obsolescence.

     In particular, differences in relative growth rates between our businesses in our established markets for certain products and unestablished markets may have a significant effect on our operating results, particularly our reported operating profit margin, in any individual quarter, with unestablished market sales typically carrying lower margins in the initial phases of our operations in a new area or the introduction of a new product to an area in which we already operate. Certain transactions are difficult to predict and may have a significant effect on our operating results. Sales of this nature include hardware sales to customers and to our “SmartSwitch” investments and cause fluctuations in revenue and operating income when they occur.

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

     We may become subject to a US tax liability for failing to withhold on certain distributions on instruments issued in connection with the Aplitec transaction.

     There is no statutory, judicial or administrative authority that directly addresses the tax treatment of non-US holders that elected to receive units in a trust representing beneficial interests in B class preference shares and B class loan accounts issued by New Aplitec pursuant to the reinvestment option in connection with our acquisition of Aplitec. We believe these interests should be treated for United States federal income tax purposes as, and we did treat them as, separate and distinct interests in New Aplitec. As such, we and our affiliates do not presently intend to withhold any amounts for US federal taxes in respect of any distributions paid on such interests. There is a risk, however, that these interests, together with the special convertible preferred stock, may be treated as representing a single direct equity interest in us for US federal income tax purposes. In such case, distributions received with respect to the B class preference shares and B class loan accounts could be subject to US federal withholding tax, and we could be liable for failure to withhold such taxes in our capacity as withholding agent. In addition, our failure to collect and remit US federal withholding tax may also subject us to penalties.

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

     Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price.

     The Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Sarbanes. The requirement to evaluate and report on our internal controls also applies to companies that we may acquire and therefore, this assessment may be complicated by any future acquisitions we may complete.

     While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     We lease our corporate headquarters facility which consists of 84,193 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park and 134 depot facilities. We also lease additional office space in Johannesburg; Cape Town; Durban; Kuala Lumpur, Malaysia; Lagos, Nigeria and a 14,230 square foot manufacturing facility in Brakpan, South Africa. These leases expire at various dates through the year 2008 and 2013, respectively. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on The Nasdaq Global Select Market under the symbol “UEPS.”

     The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq since our Nasdaq listing. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of our June 13, 2005, 1-for-6 reverse stock split.

Period	High	Low
Quarter ended September 30, 2006	$27.30	$21.00
Quarter ended December 31, 2006	$31.20	$21.58
Quarter ended March 31, 2007	$30.18	$24.83
Quarter ended June 30, 2007	$26.97	$23.97
Quarter ended September 30, 2007	$27.98	$21.25
Quarter ended December 31, 2007	$33.82	$27.18
Quarter ended March 31, 2008	$31.60	$22.41
Quarter ended June 30, 2008	$29.92	$22.45

     Our transfer agent is The Bank of New York Mellon, One Wall Street, New York, New York, 10286. According to the records of our transfer agent, as of July 31, 2008, there were 34 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants and	remaining available
Plan Category	warrants and rights	rights	for future issuance
Equity compensation plans
approved by security holders:
2004 Stock Incentive Plan	723,332	$16.83	1,707,360

Individual compensation
arrangements:
Stock granted to employees
of Prism	230,046	$22.51	-

Total	953,378		1,707,360

     Markets

     As discussed above, our common stock is currently listed on The Nasdaq Global Select Market. In July 2008, we initiated the process of obtaining an inward listing of our common stock underlying our special convertible preferred stock on the Johannesburg Securities Exchange Limited, or the JSE, in South Africa. The listing in South Africa will require regulatory approval from SARB, who considers exchange control applications, and the JSE. We have received approval from SARB that our inward listing on the JSE would constitute a trigger event which would result in the winding up of the New Aplitec Participation Trust. As a result of this trigger event all the special convertible preferred stock would be converted into common stock and the B class shares and B class loans attached to the special convertible preferred stock would be ceded to Net1.

     If the JSE listing and therefore the trigger event occurs, we will no longer present special convertible preferred stock or B class preference shares related to the Aplitec transaction completed in 2004 in our consolidated balance sheet. Currently, unit holders can only dispose of their units by initiating a sale instruction. We believe the listing on the JSE will provide these unit holders with the ability to trade their investment in us on a recognized exchange and allow new South African shareholders to acquire our stock. The inward listing, if completed, will result in a simplified capital structure. Except for the common shares underlying the special convertible preferred stock, no additional common stock will be issued to unit holders as a result of the listing on the JSE.

     Share buy back program

     In May 2007, our Board of Directors approved our share buy back program which authorized us to repurchase up to $50 million of our common stock at any time and from time to time through June 30, 2008.

     We did not repurchase any of our shares of common stock in the fourth quarter of fiscal 2008. The share buy back program expired on its terms on June 30, 2008, and our Board of Directors has not renewed it.

     Share performance graph

     The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2003, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read together with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 - “Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2008	2007	2006	2005	2004
Revenue	$254,056	$223,968	$196,098	$176,290	$131,098
Cost of goods sold, IT processing, servicing and support(1)	67,486	54,417	50,619	50,682	39,134
Selling, general and administrative (1)	65,362	61,625	48,627	45,897	39,677
Depreciation and amortization	10,822	11,050	5,710	6,591	5,676
Costs related to public offering and Nasdaq listing	-	-	1,529	1,817	-
Reorganization costs(2)	-	-	-	-	11,113
Operating income	110,386	96,876	89,613	71,303	35,478
Interest income, net	15,722	4,401	5,889	2,389	3,640
Income before income taxes	126,108	101,277	95,502	73,692	39,118
Income tax expense(3)	39,192	37,574	36,653	29,666	25,927
Income from continuing operations	86,695	63,679	59,232	44,562	13,278
Net income attributable to shareholders	86,695	63,679	59,232	44,562	13,278
Income from continuing operations per share (4):
Basic	$1.52	$1.12	$1.05	$0.81	$0.40
Diluted	$1.50	$1.11	$1.03	$0.80	$0.38
Cash dividend per share (4)	-	-	-	-	$1.14

(1) Financial Accounting Standards Board Statement No. 123(R) (revised 2004), Share-Based Payment, was adopted in 2006 in accordance with the modified prospective method and the 2008, 2007 and 2006 data include a charge of $4.0 million, $0.9 million and $0.2 million, respectively, in respect of stock-based compensation. Prior periods were not restated and are therefore not presented on a comparable basis.
(2) These costs comprise legal, accounting, regulatory and other professional fees related to the Aplitec transaction, as well as a charge of $4.4 million related to the June 2004 issuance of other stock-based awards under our 2004 Stock Incentive Plan.
(3) Our income tax expense for fiscal 2008 includes the impact of the change in the fully distributed rate from 36.89% in fiscal 2007 to 35.45% in fiscal 2008. The fully distributed rate for fiscal 2007 was 36.89% . Our income tax expense for fiscal 2006 includes the impact of the change in the fully distributed rate from 37.78% to 36.89% . The fully distributed rate for 2005 and 2004 was 37.78% .
(4) Basic and diluted income from continuing operations and cash dividends per share for 2004 was previously restated to reflect the issuance of shares of common stock and special convertible preferred stock in connection with the Aplitec transaction and the one-for-six reverse stock split effected on June 13, 2005.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2008	2007	2006	2005	2004
Cash flows provided by operating activities	$118,760	$65,466	$75,777	$38,142	$41,895
Cash flows used in investing activities	3,903	91,540	5,505	3,397	5,721
Cash flows provided by (used in) financing
activities	$2,864	$3,225	$29,723	$(19)	$(24,060)
Operating income margin	43%	43%	46%	40%	27%

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$272,475	$171,727	$189,735	$107,749	$80,282
Total current assets	345,734	247,982	240,718	150,664	117,412
Total assets	454,071	376,090	269,979	181,754	152,632
Total current liabilities	76,503	54,698	43,123	34,353	47,831
Total debt	3,766	4,100	-	-	252
Total shareholders’ equity	$340,328	$281,073	$209,010	$137,002	$95,588

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Item 6 — “Selected Financial Data” and Item 8 — “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “ 1A. Risk Factors.” In accordance with US generally accepted accounting principles, or US GAAP, we accounted for the Aplitec transaction as a reverse acquisition, which requires that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquirer for accounting purposes. Therefore, for all periods after June 7, 2004, our consolidated financial statements and the discussion and analysis below reflect the operations of Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries and, for prior periods, reflect the operations of Aplitec and its consolidated subsidiaries, but not Net 1 UEPS Technologies, Inc.

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

     South Africa is the first major market where we achieved significant success and a high penetration rate in the areas we targeted. We believe that our operating experience in South Africa demonstrates the success of our business model in a developing economy. According to estimates published by Statistics South Africa, as of mid-2007, South Africa had a population of approximately 47.9 million people, of which an estimated 50% lived below the poverty line and, as of September 2007, the South African unemployment rate was estimated at approximately 23.0% . The success we have achieved in South Africa has primarily resulted from servicing the needs of the poorest section of the population – those who are dependent on government social welfare grants. We have designed and implemented a complete business model involving the payment, and subsequent spending, of these grants through our smart cards and UEPS technology, which provides us with the opportunity to earn multiple sources of revenue and provides our card holders with affordable functionality and lifestyle improvement

     In July 2004, we began a major drive to install POS devices at merchants located in rural areas where the majority of our card holders spend their social welfare grants. The ability of our card holders to load their grants at these retailers and to spend these grants securely on goods and services, without the need to withdraw the full amount in cash, represents one of the basic underlying principles of the UEPS functionality. We believe that the installation of these POS devices has resulted in a significant improvement in the lifestyle of our card holders, while introducing a new revenue source for us in the form of merchant acquiring and other transaction fees. Use of the POS devices also lowers our costs by reducing the amount of cash we need to deliver to social welfare beneficiaries in cash at our mobile paypoints. We discuss the progress of our merchant acquiring efforts since implementation of these efforts under “Results of Operations—Results of Operations by Operating Segment—Transaction-based Activites—Continued Adoption of Our Merchant Acquiring System.”

      The implementation of new UEPS systems, particularly in developing economies outside our current markets, is a vital component of our future growth. We have implemented or are in the process of implementing our systems on the African continent outside South Africa. During fiscal 2006, we formed joint ventures with government entities and financial institutions to operate UEPS smart card-based switching systems in Namibia, Botswana and Nigeria. During fiscal 2007 we were awarded the tender to provide Ghana with a National Switch and Smart Card Payment System, or e-zwich. We have substantially completed the initial phases of this project and the system was officially launched in April 2008. In addition, during fiscal 2008 we signed a contract with a consortium comprising the Iraqi government and local Iraqi banks for the use of our UEPS technology in Iraq. These joint ventures and projects, which are described in more detail under “—International Expansion,” are in various stages of development and operation.

     In July 2006, we acquired Prism Holding Limited, or Prism, which owns EasyPay (Pty) Ltd, or EasyPay, the largest bank-independent financial switch, or transaction processor, in Southern Africa. The bulk of the 517 million transactions processed by EasyPay during fiscal 2008, on behalf of retailers, bill issuers and financial institutions were transacted through a base of approximately 50,000 customer-owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. The addition of the Prism merchant acquiring network will extend our footprint in South Africa from the deep rural areas, where we are active today, to the urban environment. We have commenced the upgrade, where appropriate, of the 50,000 terminals that formed part of Prism’s network to accommodate our biometric-based UEPS technology, which will significantly enhance our wage payment program once we launch that service.

     We believe that the acquisition of Prism has assisted us to extend our ability to deliver solutions across the entire spectrum of transaction processing and in expanding our international operations throughout Africa, Asia and Europe. The results of Prism’s operations are reflected in our financial statements from July 3, 2006. We have also concluded strategic partnership and business opportunities across the Americas and Asia. For example, we have launched VTU solutions in Colombia and Vietnam.

     In January 2007, we signed a co-operation agreement with Grindrod Bank Limited, or Grindrod Bank, a fully registered bank in South Africa, for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. In May 2008, the first wage payments using our UEPS were made to employees in the KwaZulu-Natal province.

     On August 27, 2008, we acquired 80.10% of BGS Smartcard Systems AG, or BGS, an Austrian private company that provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. See ”Trends and Material Developments Affecting our Business— Acquisition of BGS Smartcard Systems AG.”

Sources of Revenue

     We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. As an example, in Ghana, we sold a complete UEPS to the Central Bank, which owns and operates the resulting transaction settlement system. The revenue and costs associated with this approach is reflected in our Hardware, software and related technology sales segment.

     We have found that we have greater revenue opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the provincial governments and employers on a fixed basis, but charge a fee on an ad valorem basis for goods purchased using our smart card. The revenue and cost associated with this approach are reflected in our Smart card accounts, Transaction-based activities and Financial services segments. Three of the provincial governments each provide more than 10 per cent of our total revenues and the loss of any one of these customers may have a material adverse effect on us. We have adopted a variation of this approach in Iraq, where we will operate a UEPS system on an outsourced basis on behalf of a consortium consisting of the Iraqi government and Iraqi Banks, in return for transaction fees based on the volume and value of transactions processed through the system.

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

     Finally, we have entered into business partnerships or joint ventures to introduce our UEPS and VTU solutions to new markets such as Botswana, Namibia, Nigeria, Colombia and Vietnam. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has an exclusive license to use the UEPS in the specific territory, including the back-end system. We account for our equity investments using the equity method. When we equity-account these investments, we are required under US GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third party customers, as the case may be.

     We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Trends and Material Developments Affecting our Business

     Status of South African Provincial Contracts for the Distribution of Welfare Grants

     See “Item 1A. Risk Factors—The South African Social Security Agency, or SASSA, is in the process of conducting a national tender for the distribution of welfare grants in which bidders had the opportunity to bid for all of South Africa or on a province-by-province basis. If we were not to receive contracts to continue to distribute these grants in each of the provinces where we currently distribute them, or if we do win these contracts, but the terms are not as favorable to us as our current contracts, our financial condition, results of operations and cash flows would be materially and adversely affected.”

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

     On March 10, 2008 we received official notification from SASSA that our five existing contracts, which expired at the end of March 2007, have been extended until March 31, 2009. SASSA reserves the right to terminate any of the service level agreements on 30 days written notice, but only after an initial period of six months which ends on September 30, 2008. The following table shows the current status of each of our provincial government contracts:

Table 1	KwaZulu-Natal	Limpopo	North West	Northern Cape	Eastern Cape
Original year of contract award	1992	1996	1995	1997	2002
Date acquired by Net1	October 1998	October 1998	October 1998	October 1998	n/a
Date of first Net1 contract	January 2000	December 2003	July 2000	January 2000	November 2003
UEPS smart card implementation date	January 2000	January 2004	October 2000	September 2001	November 2003
Merchant acquiring rollout date	December 2004	March 2005	June 2005	July 2004	October 2004
Current contract expiration date (including extensions)	March 2009	March 2009	March 2009	March 2009	March 2009
Further possible extensions	Negotiable	Negotiable	Negotiable	Negotiable	Negotiable
Number of beneficiaries grants paid by CPS (as of June 30, 2008)	1,731,476	987,352	455,315	165,550	682,500

     We believe that based on the number of beneficiaries, we currently have approximately 45% of the market share in South Africa for the distribution of social welfare grants. Our main competitors are the South African Post Office and the formal banking sector.

     Acquisition of BGS Smartcard Systems AG

     BGS’s system, Dual Universal Electronic Transactions, or DUET, was developed by BGS as a derivative of the first version of our UEPS technology that we licensed to BGS in 1993. BGS’ largest customer is Sberbank, the largest financial institution in Russia, which owns the remaining 19.90% of the company. In the acquisition, we paid the selling shareholders approximately €71.5 million, approximately $112.9 million at the year end exchange rate of $1: €0.6334, in cash and issued certain shareholders an aggregate of 40,134 shares of our common stock. We financed the cash portion of the purchase price with the proceeds of bank financing. We expect to repay the bank financing from internally generated funds in the next six months.

We believe that the acquisition of BGS offers us numerous potential strategic benefits, including the following:

  Increasing our revenues from providing our financial services and value-added products to a new cardholder base. BGS has historically employed a business model which focused on selling its product offering into various countries. In contrast, our service-based business model focuses on generating continuing revenues from our cardholder base through transaction-based fees, financial services and value-added products. We believe that the geographical footprint of BGS is now large enough to allow us to overlay our service-based model onto the various DUET systems operating in Russia and other countries, thereby creating new revenue streams for BGS and system operators.

  Enhancing our product offering by leveraging our technology platforms and IT development resources. We believe that our technological leadership in fields such as biometric identification and in the integration of our UEPS technology with GSM will allow us to create new business opportunities for BGS such as national identification, voting and welfare distribution systems and cell phone-based payment solutions. We expect that the addition of BGS’ skilled human resources in the information technology area will greatly assist us in the ongoing development of our technologies and maintenance of our existing systems.
  Increasing the depth of our management team with the addition of experienced executives. We believe that the expertise and experience of BGS’ senior management will greatly assist us in our global expansion initiatives.
  Accelerating the rollout of UEPS in Russia and other new territories. There is little geographical overlap in our and BGS’ operations and thus, the acquisition offers us the opportunity to establish relationships in countries where we believe there are exciting opportunities for the implementation technology but where we have minimal current relationships. We believe that having a local partner is important to the success of international implementation of our systems. Thus, we believe that Sberbank, through its leading market position in Russia, can offer us its extensive business network to implement our complete suite of products there and will be motivated to do so by virtue of its continued participation as a shareholder in BGS.

     International Expansion

     Our preferred approach to enter a new country or market is to identify an entry point for our products and services that will result in ready acceptance by a new card holder base. We enter new markets both directly, as we have done in Ghana and Iraq, or through joint ventures with local partners, as we have done in Namibia, Botswana, Nigeria, Colombia and Vietnam. If we decide to form a joint venture to enter the market, we seek to identify suitable partners who exhibit one or more of the following qualities:

  access to a client base that has a need for our products and services;
  ability to fund a proportion of the capital expenditures and operating costs required to establish a new venture; or
  expert knowledge of the culture, political and economic dynamics of the country or market they operate in.

     Where required we incorporate an appropriate corporate entity, usually under the name “SmartSwitch” (if available) for entities implementing new systems to use our UEPS technology with the shareholding proportions determined by the funding committed by ourselves and the other shareholders. We enter into shareholder agreements with our partners and service level agreements with our clients prior to the commencement of activities. When all the shareholders have transferred their respective capital contributions through a combination of capital and loan contributions, as determined in the shareholders agreements, we appoint a local management team in collaboration with our partners and commence with the establishment of the infrastructure required to operate a UEPS system. This process generally takes six to 12 months, depending on the size of the system required, the local state authority approvals processes and the number of products and services that will be initially introduced. We license the core UEPS system, and sell the related hardware, customization and training to the corporate entity on normal commercial terms. The management team of the corporate entity is responsible for the initial implementation, the daily operations of the business and the continued growth of the venture through the introduction of new products and services, as the card holder base expands. Depending on the nature and size of our shareholding, we either consolidate or equity-account the results of these corporate entities.

     Iraq

     During the third quarter of fiscal 2008 we signed a contract with a consortium comprising the Iraqi government and local Iraqi banks for the use of our UEPS technology in Iraq. Under the contract, we will directly provide a customized UEPS banking and payment system to the consortium and will not form a new entity. Accordingly we will not equity-account the results of transactions in Iraq.

     The consortium selected us as its partner to assist with the challenges currently encountered with the payment and distribution of cash disbursements in Iraq. It is expected that the UEPS technology will also be utilized by Iraqi citizens living abroad, via bank branches in other countries.

     The deployment of the UEPS will provide a ubiquitous platform for retail payment transactions in Iraq by providing interoperability between automatic teller machines, point of sale devices and bank branches. The UEPS technology will provide offline and online transaction processing solutions to enable affordable products and services to be offered to Iraqi citizens irrespective of where they reside. Projects identified include the payment of social grants to war victims, employee salary/wage payments, banking products and financial services. The first UEPS transaction was performed in August 2008, in Baghdad, Iraq, during the official launch of the UEPS smart card technology with the two state banks namely, Rafidain Bank and Rasheed Bank. Our first project in Iraq is a pilot involving 100,000 beneficiaries. The pilot calls for implementation of our UEPS technology across selected bank branches and will enable the distribution and payment of government grants to war victims and martyrdom beneficiaries, as well as salary and wage distribution and payment to employees of the two state banks.

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

     The initial contract value for the delivery, installation and customization of the switch and UEPS hardware and software was estimated at approximately $20 million. The solution was implemented during fiscal 2008 and is designed to achieve interoperability between all the existing ATMs, POSs and teller terminals owned by individual banks, will deploy new ATMs and POSs which will be connected directly to the new processing system and will introduce our UEPS smart card to be issued by the switch and all Ghanaian banks. The system will also incorporate a card risk management applet as well as the ability to provide biometric protection to PIN based applications as an additional, but independent, verification process.

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

     We commenced and substantially completed software development and customization activities related to the Ghanaian National Switch and Smart Card Payment System during fiscal 2008. In addition, the data room was built by the Central Bank of Ghana and delivered hardware required in terms of the tender specifications to Ghana. The Ghanaian National Switch and Smart Card Payment System was officially launched during the fourth quarter of fiscal 2008.

     During January 2008, the Central Bank of Ghana announced that it is mandatory for all financial institutions, including banks, community banks and credit unions to participate in the UEPS national switch. As a result, we anticipate that 169 different financial institutions will join the payment system. The Central Bank of Ghana has also ordered a further 2.5 million smart cards, 5,484 terminals, 1,338 registration workstations, 324 wage payment workstations and have asked us to upgrade all existing ATMs in Ghana to be UEPS-compatible. We commenced delivery of the additional terminals during fiscal 2008 and anticipate delivery of the additional requirements during the first two quarters of fiscal 2009.

     Namibia

     We own 50% of SmartSwitch Namibia (Pty) Limited, or SmartSwitch Namibia, and the other 50% is owned by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. SmartSwitch Namibia operates a national UEPS smart card-based switching and settlement system in Namibia and provided NamPost with a UEPS banking platform. The UEPS system will also be offered to employers, retailers, medical insurance companies and other government institutions. SmartSwitch Namibia has been granted a permanent license by the Central Bank of Namibia to operate as a multilateral payment system service provider in Namibia.

     The system, the first of its kind in Namibia, is intended to improve the banking system in the country. NamPost, as the first customer of the switch, is expected to increase its market share in the financial services arena and position itself as the leading service provider for the un-banked and under-banked citizens of Namibia. NamPost has informed us that as of June 30, 2008, it had acquired 125,586 new clients as a direct result of the implementation of the UEPS technology.

     As of June 30, 2008, SmartSwitch Namibia has activated 231,703 UEPS smart cards and has signed up 180 merchants to accept the UEPS smart cards. SmartSwitch Namibia has launched our UEPS-based prepaid electricity system with Payzone, a Namibian-based company that distributes pre-paid electricity vouchers on behalf of the Windhoek Town Council. This solution will facilitate the sale of prepaid electricity in rural and urban areas using the UEPS system to secure, authenticate and collect payments on behalf of the participating municipalities.

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

     During fiscal 2008 we completed the development of NamPost’s investment products including “Save as you Earn”, “Saving Certificates” and Fixed Term Deposits which are now being used by local and foreign depositors.

     SmartSwitch Namibia officially commenced operations during February 2006. During the year ended June 30, 2006, software and hardware were made available for collection to SmartSwitch Namibia. We have recognized net income related to 50% of these software and hardware sales during the year ended June 30, 2008 and 2007 as we were required to defer this income until such time as SmartSwitch Namibia used or sold this software and hardware, as the case may be.

Botswana

     We own 50% of SmartSwitch Botswana (Pty) Ltd, or SmartSwitch Botswana, and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana. SmartSwitch Botswana is the first system of its kind in Botswana and we expect that it will have a substantial impact on the financial industry in Botswana.

     In February 2007, SmartSwitch Botswana entered into a Micro Lender Deductions Service Level Agreement with Lesaka Information Technology Services (Proprietary) Limited, or LITS. LITS has been contracted by the Government of Botswana in the capacity of a Central Loan Registry to facilitate the following functions:

  receiving loan approval requests from accredited micro financiers that are LITS-accredited micro financiers that provide loans to employees of the Government of Botswana, or Micro Financiers, and have procured the services of LITS and/or SmartSwitch Botswana;
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

     SmartSwitch Botswana has been appointed by LITS as its technology service provider to provide the technology needed to perform these functions. During fiscal 2007, SmartSwitch Botswana concluded a successful pilot to perform the required functions. The monthly deduction file was used to run deductions against the Government of Botswana’s pay file from April 2007. During the month of June 2008, SmartSwitch Botswana ran 28,651 deductions against the Government of Botswana’s pay file.

     SmartSwitch Botswana commenced pilot UEPS-based transactions with merchants, employers and card holders, and these transactions are underwritten by Bank Gaborone. The preliminary phases of the pilot were completed successfully during fiscal 2008.

     Towards the end of fiscal 2008 SmartSwitch Botswana was selected as the preferred distribution channel of government grants from the Botswana Department of Social Services. The Botswana tender required a system to provide a monthly delivery of food coupons for about 100,000 destitute persons, orphans and community home based care patients, such that the integrity of the awards was not undermined or compromised.

     The Botswana Department of Social Services called for the tender after a review analysis showed a need to upgrade the existing distribution system, which had been using traditional paper based coupon systems for the distribution of food parcels. As described under “Item 1. Business—Our Technology—multiple and restricted wallets”, our UEPS system allows for the restriction of wallets on our UEPS system, thus, restricted wallets allow transactions to be performed only at specific merchants. We believe that this functionality was the key determinant in the tender award. We expect that SmartSwitch Botswana will receive a monthly per user fee for the provision of these services and we expect launch of this initiative during the first quarter of fiscal 2009.

     We believe that this tender award in Botswana will demonstrate to potential customers in Botswana the merit of our system. SmartSwitch Botswana currently uses the UEPS-based technology to perform the deduction of loan repayments from borrower’s salaries on behalf of Micro Financiers in Botswana.

     Nigeria

     We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes as we own 80% of the equity. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana. SmartSwitch Nigeria acquired UEPS hardware and software valued at approximately $14.0 million from us. The revenue and profit arising from these transactions between us and SmartSwitch Nigeria have been eliminated upon consolidation and we have fully consolidated the start-up losses incurred during fiscal 2008 and 2007 by SmartSwitch Nigeria. We estimate to incur total start-up losses of approximately $2.0 million during the implementation period.

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

     We have delivered 50,000 smart cards to Diamond Bank, one of Nigeria’s largest banking institutions, for its initial deployment into village community banks. SmartSwitch Nigeria has received approval from the Central Bank of Nigeria to:

  conduct a multi-lateral clearing and settlement system that will allow other financial institutions to participate in the switch; and
  utilize the UEPS smart card as a payment system in Nigeria.

     We expect SmartSwitch Nigeria to become operative during the first half of fiscal 2009.

     Colombia

     We own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system in Colombia. The VTU system in Colombia is now active with Colombia’s first and third largest mobile operators. VTU Colombia currently operates in Bogotá, Baranquilla and Cartegena and VTU Colombia is expected to further expand the VTU system nationally in the next four quarters. In addition, agreements have been entered into with VTU Colombia’s initial and primary distribution partner to deploy VTU enabled handsets through its national distribution and sales force.

     VTU Colombia commenced VTU operations in August 2007 and generates revenues from mobile phone users when they purchase airtime using the VTU system. The following chart presents the growth in VTU Colombia revenue, in Colombia Peso’s, or COP, and the number of transactions during the eleven month period ended June 30, 2008:

     The average exchange rate during the eleven months ended June 30, 2008 was US$ 1: COP 1,958.

     Vietnam

     We own 30% of Vietnam Payment Technologies Joint Stock Company, or VinaPay, which was authorized and licensed to commence business activities at the end of May 2007. The VTU system became fully operational and the first commercial transactions were performed by customers in late December 2007. VinaPay experienced strong revenue growth during the third quarter of fiscal 2008. In addition, we continue preliminary discussions with two of Vietnam’s other mobile operators to utilize the VTU system.

     VinaPay commenced VTU operations in late December 2007 and generates revenues from mobile phone users when they purchase airtime using the VTU system. The following chart presents the growth in VinaPay revenue, in Vietnamese Dong, or VND, and the number of transactions during the six month period ended June 30, 2008:

     The average exchange rate during the six months ended June 30, 2008 was US$ 1: VND 16,329.

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

     In January 2007, we signed a co-operation agreement with Grindrod Bank, a fully registered bank in South Africa, for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. Under the agreement, Grindrod Bank is responsible for the human resources, administration, compliance, risk management and financial affairs of the division. Net1 is responsible for the supply and maintenance of all UEPS hardware and software required to implement and run its wage payment system, for which it will charge a monthly fee per smart card account at Net1’s cost price, and will receive ongoing fee payments based on the amount of business transacted by the division utilizing the UEPS technology. Net1 will assist Grindrod Bank with the implementation of the business plan and operational activities and both parties initially contributed $0.7 million (ZAR 5.0 million) to assist with the set-up costs of the division. The division will report to an executive committee consisting of two Net1 and two Grindrod representatives.

     Since the establishment of the division during the third quarter of fiscal 2007, all the relevant technological platforms have been installed, where required, or integrated between Net1 and Grindrod. Grindrod Bank, with Net1’s assistance, has successfully joined the South African National Payment System and the various payment clearing houses in South Africa.

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

     In parallel, Net1 and Grindrod Bank have defined the products, pricing and marketing strategy for the wage payment system. We officially launched the wage payment system in the KwaZulu-Natal province on May 12, 2008 and we have successfully implemented several systems with smaller employers in the area, mainly in the agricultural sector. We are currently negotiating agreements with larger employers and with established agents who will act as originators of bank accounts in the communities and industries where they have established relationships. We have concluded agreements with the relevant financial services providers to ensure that we offer our customer base a complete suite of financial solutions.

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

     The reform is being implemented in two phases. The first phase entailed a reduction of the STC rate, effective October 1, 2007, to 10.00% and the second phase, now expected in calendar 2010 will result in a total conversion to a dividend tax. It is likely that South African companies will be required to withhold the dividend tax on all dividends paid. On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007), or the Revenue Laws Act, was promulgated. The Revenue Laws Act included the enabling legislation to reduce the rate of STC from 12.50% to 10.00%, effective October 1, 2007. As a result our fully distributed tax rate was reduced to 35.45% from 36.89% during fiscal 2008.

     We can not reasonably determine whether the second phase will be enacted as proposed and we will comply with that new tax legislation once it has been enacted. If the announcements made by the South African Minister of Finance in his National Budget speeches regarding the second phase are enacted, under current enacted tax legislation, we expect the proposed replacement of STC with a dividend tax to reduce our current fully distributed rate of 35.45% to 29%. Under US GAAP, we apply the fully distributed tax rate of 35.45% to our deferred taxation assets and liabilities. We have not yet determined whether we would qualify for the treaty relief available to foreign shareholders.

     Included in our earnings for the fiscal 2008, is deferred income tax expense of approximately $4.3 million (ZAR 31.1 million) related to the application of the fully distributed rate of 35.45% compared with the South African statutory rate of 29% to our Income before income taxes. The following table illustrates the effect on our June 30, 2008, income tax expense, earnings per share and net deferred tax liability as if the second phase described above had been enacted on July 1, 2007:

Table 2	Year ended
	June 30, 2008
		Illustrative
	Actual	effect (1)
	$ ’000	$ ’000
	except percent	except percent
	and earnings	and earnings
	per share	per share

Fully distributed tax rate	35.45%	29.00%

Income tax expense before change in fully distributed tax rate	$44,589	$34,932
Reduction in income tax expense resulting from change in
fully distributed rate during fiscal 2008	(5,397)	-
Income tax expense	$39,192	$34,932

Net deferred tax liability reversal to net income (2)	-	$27,857

Basic earnings per share, in $	1.52	1.69

Net deferred tax liability as at June 30, 2008	$27,877	$20

     (1) Illustrates the abolishment of STC had this been enacted on July 1, 2007. Accordingly, the fully distributed rate decreases from 36.89% (effective as at July 1, 2007) to 29%. All South African deferred tax assets and liabilities would then be measured at 29% which would result in a reversal of a portion of the net deferred tax liabilities recognized.

     (2) The net deferred tax liability reversal to net income represents the portion of the net deferred tax liability rate adjustment as of June 30, 2008 translated at rates applicable as of June 30, 2008 assuming the fully distributed tax rate is 29%.

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

     Financial Services

     Our financial services operating segment derives revenues from providing financial services to card holders through our smart card delivery channel. These financial services consist primarily of short-term loans and life insurance products. We provide the loans ourselves and generate revenue from the service fees charged and interest earned on these loans. We sell life insurance products on behalf of registered underwriters and earn revenue through the commissions we receive on the sale of policies. The fees we earn for the collection of insurance policy premiums through our debit order system is included in the transaction-based activities operating segment. The fixed expenses associated with the financial services operating segment consist primarily of costs of administrative personnel and depreciation of computer equipment.

     We also operate a traditional microlending business with approximately 71 branches located throughout South Africa. These branches extend short-term loans for periods ranging from 30 days up to four months, with the majority of loans being 30-day loans. The fixed costs associated with the provision of these accounts are primarily the leasing of office premises and salaries associated with the extension of microlending loans.

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

     Two of our largest customers in this segment are the Central Bank of Ghana and Nedbank Limited, one of South Africa’s largest banks by asset size. Our transactions with the Central Bank of Ghana during fiscal 2008 are discussed above under —International Expansion—Ghana. We have an arrangement with Nedbank relating to the outsourcing of its entire POS device management system, front-end switching Stratus computer platform, development of their software systems, smart cards and POS device maintenance. We also supply hardware to Nedbank in the form of POS devices and card readers on an ad hoc basis.

     Included in our hardware, software and related technology sales segment are chip and wireless, payment solutions and transactions solutions businesses.

Description of Income Statement Line Items

     Revenue

     Revenue includes (1) fees from provincial governments and participating merchants for transactions effected using our smart cards, including payment of social welfare grants and purchasing goods and services and switching fees generated by EasyPay; (2) once-off fixed fees we charge to provincial governments and employers for providing a smart card account to each card holder; (3) interest and service fees we earn on UEPS-based and traditional microlending and commissions from life insurance products that we sell on behalf of registered underwriters and (4) proceeds from the sale of hardware, software (including license fees) and related technology.

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

     Interest Income, Net

     Interest income, net consists of interest we receive on our surplus cash in our bank accounts, net of the interest we pay on short-term borrowings. Interest paid to tax authorities or interest received from tax authorities is included in interest income, net. Interest income we earn from our business of providing short-term loans is included in revenue and is not included in interest income.

     Income Tax Expense

     We account for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events we recognize in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of changes in tax laws or enacted tax rates. See “—Proposed Abolishment of Secondary Taxation on Companies.”

     (Loss) Earnings from Equity-Accounted Investments

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

Entity name	Interest
SmartSwitch Namibia	50.00%
SmartSwitch Botswana	50.00%
VTU Colombia	50.00%
Vinapay	30.00%
Permit Group 2 (Proprietary) Limited, or Permit (sold May 2007)	43.16%

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

     Revenue Recognition – System Implementation Projects

     We undertake smart card system implementation projects. The hardware and software installed in these projects are in the form of customized systems, which ordinarily involve modification to meet the customer’s specifications. Software delivered under such arrangements is available to the customer permanently, subject to the payment of annual license fees. Revenue for such arrangements is recognized under the percentage of completion method, save for annual license fees, which are recognized in the period to which they relate. Up-front and interim payments received are recorded as client deposits until customer acceptance. For fiscal 2008 we recognized revenue of approximately $14.2 million using the percentage of completion method related to a contract with the Central Bank of Ghana. During fiscal 2007 and 2006 we did not recognize any revenue using the percentage of completion method.

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

     Stock-based Compensation

     Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or FAS 123R. Estimates and assumptions required to be made by FAS 123R require our management’s judgment. FAS 123R requires all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognizes compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. Accordingly, the fair value of stock options is affected by the assumptions selected. Stock-based compensation expense from continuing operations was $4.0 million, $0.9 million and $0.2 million for the years ended June 30, 2008, 2007 and 2006, respectively.

     Intangible Assets Acquired Through the Acquisition of Prism

     The fair values of the identifiable intangible assets acquired through the acquisition of Prism were determined by management and guidance provided by FAS 141, Business Combinations. During fiscal 2007, Prism and EasyPay intangible assets were valued separately. The relief from royalty method was used to value trademarks, the multi-period excess earnings was used to value customer relationships and the cost approach method was used to software and unpatented technology. Management was required to make assumptions regarding revenue and cost of sales forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

     Accounts Receivable and Provision for Doubtful Debts

     We maintain a provision for doubtful debts in our microlending business resulting from the inability of certain of our clients to make the required payments. Our policy is to provide for the full outstanding amount for all debts which are outstanding for 150 days and longer. As of June 30, 2008, the full amount of such debt outstanding totaled $4.3 million (ZAR 34.3 million), which is a 16% decrease, in ZAR terms, over the amount outstanding at June 30, 2007 ($5.8 million or ZAR 40.7 million). We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our clients to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each client.

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

     Research and Development

     Our business activities and product offerings depend on our proprietary UEPS software. As a result, we have a large group of software engineers and developers who are constantly revising and improving the core UEPS software. We account for the development cost of software intended for sale to licensees in accordance with FAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or FAS 86. FAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2008, 2007 or 2006, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

     Recent accounting pronouncements not yet adopted as of June 30, 2008

     Refer to Note 2 of our consolidated financial statements included under Item 8 – “Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements not yet adopted as of June 30, 2008, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 3		Year ended June 30,
	2008	2007	2006
ZAR : $ average exchange rate	7.3123	7.2188	6.4283
Highest ZAR : $ rate during period	8.2440	7.9748	7.5323
Lowest ZAR : $ rate during period	6.4262	6.7193	5.9256
Rate at end of period	7.9645	7.0760	7.2701

     Translation exchange rates

     We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2008, 2007 and 2006, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

		Year ended
Table 4		June 30,
	2008	2007	2006
Income and expense items: $1 = ZAR .	7.2905	7.2100	6.4127

Balance sheet items: $1 = ZAR	7.9645	7.0760	7.2701

Results of Operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for the year ended June 30, 2006 do not reflect the operations of Prism as we completed that acquisition after the end of the 2006 fiscal year. Prism’s operations are included in our consolidated financial statements from July 3, 2006.

     Fiscal 2008 Compared to Fiscal 2007

     The following factors had a significant influence on our results of operations for the 2008 fiscal year as compared to the 2007 fiscal year:

  weakening of the ZAR, our functional currency, against the US dollar, our reporting currency, which had a negative impact on our revenues and net income in US dollars;
  settlement payment received from SASSA during fiscal 2007 which affects the comparability of revenue and net income between the periods due to the non-recurring nature of a substantial portion of that payment;
  increased revenues from price increases under all of our provincial contracts;
  increased number of grants paid in all provinces, particularly in the North West province;
  commencement of the contract to provide the Central Bank of Ghana with a National Switch and Smart Card Payment System utilizing our UEPS technology;
  increased revenues from continued adoption of our merchant acquiring system by cardholders;
  increased stock-based compensation charges resulting from restricted stock grants in fiscal 2008;
  increased interest income resulting from higher deposit rates and higher overall cash balances; and
  change in our fully distributed tax rate from 36.89% to 35.45%, which had a positive impact on our net income.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 5	(US GAAP)
	Year ended June 30,
	2008	2007	%
	$ ’000	$ ’000	change
Revenue	254,056	223,968	13%
Cost of goods sold, IT processing, servicing and support	67,486	54,417	24%
Selling, general and administration	65,362	61,625	6%
Depreciation and amortization	10,822	11,050	(2)%
Operating income	110,386	96,876	14%
Interest income, net	15,722	4,401	257%
Income before income taxes	126,108	101,277	25%
Income tax expense	39,192	37,574	4%
Income before minority interest and (loss) earnings from
equity-accounted investments	86,916	63,703	36%
Minority interest	(815)	205
(Loss) Earnings from equity-accounted investments	(1,036)	181
Net income	86,695	63,679	36%

	In South African Rand
Table 6	(US GAAP)
	Year ended June 30,
	2008	2007
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,852,188	1,614,809	15%
Cost of goods sold, IT processing, servicing and support	492,005	392,347	25%
Selling, general and administration	476,520	444,316	7%
Depreciation and amortization	78,897	79,670	(1)%
Operating income	804,766	698,476	15%
Interest income, net	114,621	31,731	261%
Income before income taxes	919,387	730,207	26%
Income tax expense	285,728	270,908	5%
Income before minority interest and (loss) earnings from
equity-accounted investments	633,659	459,299	38%
Minority interest	(5,942)	1,478
(Loss) Earnings from equity-accounted investments	(7,553)	1,305
Net income	632,048	459,126	38%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for fiscal 2008, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the sale of hardware and the provision of software development and customization services to the Central Bank of Ghana.

     Our overall operating income margin remained constant at 43% but varied by operating segment as discussed in further detail in our segment discussion below.

     Cost of goods sold, IT processing, servicing and support during fiscal 2008 and 2007 includes a stock-based compensation charge of $0.2 million (ZAR 1.3 million) and $0.3 million (ZAR 2.0 million), respectively, related to options granted to employees. These amounts are net of adjustments resulting from forfeitures of $0.1 million (ZAR 1.1 million) and $0.2 million (ZAR 1.5 million), respectively.

     Selling, general and administration expenses increased during fiscal 2008 from the comparable period in fiscal 2007 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first and third quarters of fiscal 2008 and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa. Selling, general and administration expenses during fiscal 2008 and 2007 includes a stock-based compensation charge of $4.0 million (ZAR 29.2 million) and $0.6 million (ZAR 4.6 million), respectively, related to options and restricted stock granted to employees, executive officers and directors. These amounts are net of adjustments resulting from forfeitures of $0.1 million (ZAR 1.0 million) and $0.2 million (ZAR 4.4 million), respectively.

     Our direct costs of maintaining a listing on Nasdaq as well as compliance with Sarbanes includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with compliance with Sarbanes and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $1.9 million (ZAR 13.8 million) and $1.5 million (ZAR 10.8 million) during fiscal 2008 and 2007, respectively.

     Depreciation and amortization includes the amortization charge related to the acquisition of Prism of $5.5 million (ZAR 39.8 million) and $5.4 million (ZAR 39.0 million), respectively, for fiscal 2008 and 2007. The deferred tax benefit included in our statement of operations related to the intangible amortization charge for fiscal 2008 and 2007 was $1.9 million (ZAR 13.9 million) and $2.0 million (ZAR 14.2 million), respectively. Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities decreased during fiscal 2008, which was partially offset by the increase in depreciation of our participating merchant POS terminals. We expect our depreciation charge to increase during fiscal 2009 as a result of the acquisition of the latest generation Stratus backend processing computers for current and new operations, improvements to our smart card manufacturing facility, and the replacement of motor vehicles in certain provinces where we provide a social welfare distribution and administration service.

     Interest on surplus cash during fiscal 2008 increased to $27.4 million (ZAR 199.7 million) from $16.4 million (ZAR 118.2 million) during fiscal 2007. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during fiscal 2008 compared with fiscal 2007 and the higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 12.12% per annum during fiscal 2007, to 14.21% per annum during fiscal 2008.

     During fiscal 2008, our finance costs decreased due to an increase in available cash for our pre-funding obligation which resulted in less utilization of our short-term facilities which was offset by the increase in the average rates of interest on short-term facilities. Finance costs decreased from $12.0 million (ZAR 86.5 million) during fiscal 2007 to $11.7 million (ZAR 85.3 million) during fiscal 2008.

     Total tax expense for fiscal 2008 was $39.0 million (ZAR 284.5 million) compared with $37.6 million (ZAR 270.9 million) during fiscal 2007. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 36.89% to 35.45% results in lower deferred tax assets and liabilities and the net effect of the change in tax rate of $5.4 million (ZAR 38.5 million) is included in our income tax expense in our audited consolidated statement of operations for fiscal 2008. If the effect of the change in our fully distributed tax rate is ignored, the increase in total tax expense was primarily due to our increased profitability in our transaction-based and hardware, software and related technology sales activities. Our effective tax rate during fiscal 2008 was 31.0%, compared to 37.1% during fiscal 2007. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 35.45% and fewer non-deductible expenses during fiscal 2008 compared to fiscal 2007. The adoption of FIN 48 did not have a significant impact on our effective tax rate during fiscal 2008.

     In February 2008, the South African Finance Minister announced a reduction in the corporate rate of taxation for South African companies from 29% to 28%. We only recognize changes in taxation legislation applicable in South Africa in our reported results once it has been promulgated in South Africa. The change in the corporate rate of taxation for South African companies had not been promulgated as of June 30, 2008. The change in the corporate rate of taxation for South African companies was enacted on July 22, 2008, and we will reflect the change in our fully distributed rate during the first quarter of fiscal 2009.

     Loss from equity-accounted investments for fiscal 2008, of $1.0 million (ZAR 7.6 million) does not include equity-accounted earnings attributable to Permit because Permit was sold in the fourth quarter of fiscal 2007. Earnings from equity-accounted investments during 2007 of $0.2 million (ZAR 1.3 million) does not include equity-accounted losses attributable to VinaPay because we had not invested in this entity as of June 30, 2007. During fiscal 2008, we recognized income from license fees, software and hardware sales made to equity-accounted investees in prior periods of approximately $0.6 million (ZAR 4.2 million). Eliminations of hardware sales and other services and income from license fees, software and hardware sales made in prior periods have been included in (loss) earnings from equity-accounted investments.

Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Year ended June 30,
	2008	% of	2007	% of	%
Operating Segment	$ ’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	153,444	60%	139,006	62%	10%
Smart card accounts	35,914	14%	34,562	15%	4%
Financial services	8,251	3%	11,241	5%	(27)%
Hardware, software and related technology sales	56,447	23%	39,159	18%	44%
Total consolidated revenue	254,056	100%	223,968	100%	13%
Consolidated operating income (loss):
Transaction-based activities	84,229	76%	78,785	81%	7%
Smart card accounts	16,325	15%	15,710	16%	4%
Financial services	1,935	2%	3,351	3%	(42)%
Hardware, software and related technology sales	11,708	11%	6,115	6%	91%
Corporate/ Eliminations	(3,811)	(4)%	(7,085)	(6)%	(46)%
Total consolidated operating income	110,386	100%	96,876	100%	14%

Table 8	In South African Rand (US GAAP)
	Year ended June 30,
	2008		2007
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	1,118,679	60%	1,002,233	62%	12%
Smart card accounts	261,830	14%	249,192	15%	5%
Financial services	60,154	3%	81,048	5%	(26)%
Hardware, software and related technology sales	411,525	23%	282,336	18%	46%
Total consolidated revenue	1,852,188	100%	1,614,809	100%	15%
Consolidated operating income (loss):
Transaction-based activities	614,069	76%	568,040	81%	8%
Smart card accounts	119,017	15%	113,269	16%	5%
Financial services	14,107	2%	24,161	3%	(42)%
Hardware, software and related technology sales	85,357	11%	44,089	6%	94%
Corporate/ Eliminations	(27,784)	(4)%	(51,083)	(6)%	(46)%
Total consolidated operating income	804,766	100%	698,476	100%	15%

Transaction-based activities

     In US dollars, revenues increased by 10% for the year ended June 30, 2008, from the year ended June 30, 2007. Operating income increased by 7% for the year ended June 30, 2008, from the year ended June 30, 2007.

     In ZAR, revenues increased by 12% for the year ended June 30, 2008, from the year ended June 30, 2007. Operating income increased by 8% for the year ended June 30, 2008, from the year ended June 30, 2007.

     These increases in revenues were due primarily to the price increases in all provinces, higher number of grants paid under four of our provincial contracts, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. These increases in revenues and operating income were partially offset by the fact that a substantial portion of the settlement payments that we received from SASSA during the third quarter of fiscal 2007 was non-recurring. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our recurring transaction-based activities during fiscal 2008 decreased to 55% from 57% during fiscal 2007. These profit margin decreases were mainly due to:

  inflationary increases in our cost components that were higher than the increases we negotiated with our customers;

  timing differences relating to our annual price increase negotiations, specifically in the Limpopo province where we received a back-dated price increase during fiscal 2007; and

  costs incurred during fiscal 2008 for the registration of 180,000 new beneficiaries in the North West province.

     These operating income margin decreases were partially offset by the increased revenues from price increases from all the provinces where we perform welfare distribution and administration services and improved margins from EasyPay.

     Settlement payment received from SASSA

     During fiscal 2007, we received approximately $6.9 million (ZAR 49.5 million) from SASSA as a result of the settlement of contract deviations that occurred during the implementation phases in the Eastern Cape province and for annual inflation price increases over the last three years which were not forthcoming. During fiscal 2007, the price charged per beneficiary in the Eastern Cape province was increased as a result of the settlement reached. The settlement amount of approximately $6.9 million (ZAR 49.5 million) contained elements of a recurring and non-recurring nature. The recurring amount was due to price increases that relate to our third quarter of fiscal 2007 and continued to have a beneficial impact on our operating income until the end of the contract period and amounted to approximately $0.9 million (ZAR 6.5 million). The non-recurring amount included in our operating income amounted to approximately $4.0 million (ZAR 28.8 million).

     The tables below present the components of our reported transaction-based activities revenue, operating income and operating income margin during fiscal 2008 and 2007:

Table 9	In United States Dollars(US GAAP)
	Year ended June 30,
	2008	2007	%
	$ ’000	$ ’000	change
Reported revenue	153,444	139,006	10%
Consisting of:
Recurring transaction-based activities	153,444	133,081	15%
Non-recurring portion of settlement payment
received from SASSA	-	5,925

Reported operating income	84,229	78,785	7%
Consisting of:
Recurring transaction-based activities	84,229	74,816	13%
Non-recurring portion of settlement payment
received from SASSA	-	3,969

Operating income margin as reported	55%	57%	(3)%
Consisting of:
Recurring transaction-based activities	55%	56%	(2)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

Table 10	In South African Rand (US GAAP)
	Year ended June 30,
	2008	2007
	ZAR	ZAR	%
	’000	’000	change
Reported revenue	1,118,790	1,002,233	12%
Consisting of:
Recurring transaction-based activities	1,118,790	959,279	17%
Non-recurring portion of settlement payment
received from SASSA	-	42,954

Reported operating income	614,130	568,040	8%
Consisting of:
Recurring transaction-based activities	614,130	539,264	14%
Non-recurring portion of settlement payment
received from SASSA	-	28,776

Operating income margin as reported	55%	57%	(3)%
Consisting of:
Recurring transaction-based activities	55%	56%	(2)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

     Continued adoption of our merchant acquiring system:

     We have installed our POS terminals in those merchant locations we deem the most important to service the bulk of our cardholder base. The productivity of the existing terminal base continues to improve, as is evident from the increase in the number of transactions processed per POS terminal installed. We believe that the existing terminal base and number of participating UEPS retail locations has reached or is close to saturation and do not expect significant growth in the future. The acquisition of EasyPay provides us with potential access to an existing terminal base of approximately 50,000 customer-owned terminals, the majority of which are situated in retailers in the urban and semi-urban areas of South Africa. These 50,000 terminals were acquired from Prism in prior periods and are owned by the retailers. In order for these terminals to become UEPS enabled, we will need to equip these terminals with biometric readers and install our UEPS software. We have already successfully demonstrated the integration of the biometric readers to the major retailers and we are currently negotiating the commercial terms and conditions of implementing the biometric solution.

     The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 11	Three months ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2007	2007	2007	2007	2008	2008

Total POS devices installed	4,179	4,357	4,305	4,304	4,222	4,394
Number of participating UEPS retail locations	2,511	2,598	2,578	2,532	2,468	2,454
Value of transactions processed through POS
devices during the quarter (1) (in $ ’000)	237,993	249,859	266,934	258,852	264,525	287,725
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (2) (in $ ’000)	225,294	249,902	266,810	275,456	268,085	279,390
Value of transactions processed through POS
devices during the quarter (1) (in ZAR ’000)	1,726,532	1,777,436	1,901,570	1,757,836	1,996,072	2,243,592
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (2) (in ZAR ’000)	1,634,410	1,777,738	1,900,684	1,870,595	2,022,938	2,178,596
Number of grants paid through POS devices
during the quarter (1)	3,517,338	3,460,025	3,716,230	3,439,226	3,910,667	4,158,161
Number of grants paid through POS devices
during the completed pay cycles for the quarter
(2)	3,359,772	3,458,035	3,715,383	3,661,101	3,979,363	4,030,571
Average number of grants processed per
terminal during the quarter (1)	845	811	858	799	917	965
Average number of grants processed per
terminal during the completed pay cycles for
the quarter (2)	807	810	858	851	933	936

(1)	Refers to events occurring during the quarter (i.e., based on three calendar months).
(2)	Refers to events occurring during the completed pay cycle.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 18 month period ended June 30, 2008:

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 18 month period ended June 30, 2008:

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 18 month period ended June 30, 2008:

     Higher number of grants paid and pricing increases under our provincial contracts:

     During fiscal 2008, we experienced an increase in the number of grants paid in four of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the number of payments processed during fiscal 2008 increased 5.0% to 47,591,554 from fiscal 2007.

     The higher number of grants paid under existing provincial contracts during the year ended June 30, 2008, as well as average revenue per grant paid, are detailed below:

Table 12	Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2008	2007	2008	2007
Province	2008	2007	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	20,337,526	20,080,685	3.03	2.78	22.19	20.04
Limpopo (B)	11,791,095	11,662,537	2.43	2.26	17.76	16.32
North West (C)	4,984,479	3,351,477	2.98	2.87	21.79	20.73
Northern Cape (D)	1,986,525	1,669,037	2.79	2.59	20.44	18.64
Eastern Cape (E)	8,491,929	8,568,506	2.19	1.79	16.05	12.90
Total	47,591,554	45,332,242

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

     D - in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was due to the negotiated annual price adjustment effective from January 2008.

     E - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective from January 2008.

     EasyPay transaction fees:

     During fiscal 2008 and 2007, EasyPay processed 516.8 million and 441.4 million transactions with an approximate value of $15.9 billion (ZAR 115.6 billion) and $13.8 billion (ZAR 99.4 billion), respectively. The average fee per transaction during each of fiscal 2008 and 2007, was $0.03 (ZAR 0.21), respectively. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the first quarter of fiscal 2009.

     Operating income margins generated by EasyPay during fiscal 2008 increased to 34% from 28% in fiscal 2007 primarily due to an increase in the number of transactions processed in fiscal 2008 which was offset by costs incurred related to the implementation of a new integrated switch and restructuring costs. Once the new switch is completed we expect improved operating efficiencies and reduced costs at EasyPay and also expect the new switch to greatly enhance our offering at EasyPay and enable us to take advantage of new business opportunities. We expect the new switch to be full operating capacity during the first quarter of fiscal 2009.

     Amortization of EasyPay intangible assets during fiscal 2008 and 2007, of approximately $1.8 million (ZAR 12.9 million) and $1.7 million, (ZAR 12.1 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during fiscal 2008 and 2007 was 46% and 41%, respectively.

     Smart card accounts

     In US dollars, revenues and operating income each increased by 4% for the year ended June 30, 2008, from the year ended June 30, 2007.

     In ZAR, revenues and operating income each increased by 5% for the year ended June 30, 2008, from the year ended June 30, 2007.

     Operating income margin from providing smart card accounts was fairly constant at 45% for each of the years ended June 30, 2008 and 2007.

     Revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 4,022,193 smart card-based accounts were active at June 30, 2008, compared to 3,812,273 active accounts as at June 30, 2007. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in all provinces qualifying for government grants due to the efforts of the South African government to provide social assistance to the very old and very young.

     Financial services

     In US dollars, revenues decreased by 27% for the year ended June 30, 2008, from the year ended June 30, 2007. Operating income decreased by 42% for the year ended June 30, 2008 from the year ended June 30, 2007.

     In ZAR, revenues decreased by 26% for the year ended June 30, 2008, from the year ended June 30, 2007. Operating income decreased by 42% for the year ended June 30, 2008 from the year ended June 30, 2007.

     Revenues from UEPS-based lending decreased during fiscal 2008 compared with fiscal 2007 primarily due to the lower number of loans granted during fiscal 2008 compared to fiscal 2007. In addition, on average, the return on these UEPS-based loans was lower during fiscal 2008 compared with fiscal 2007 due to the implementation of the provisions of the National Credit Act, or NCA. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring system.

     Revenues from our traditional microlending business decreased during fiscal 2008, due to increased competition, stringent lending requirements introduced by the South African National Credit Regulator through the NCA, and our strategic decision not to grow this business. The loan portfolio of the traditional microlending businesses has declined as a result of our strategic decision not to grow this business.

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

     Some of the key indicators of these businesses are illustrated below:

Table 13	As at June 30,
	2008	2007		2008	2007
			$%	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change
Traditional microlending:
Finance loans receivable – gross	2,864	5,263	(46)%	22,814	37,244	(39)%
Allowance for doubtful finance loans
receivable	(1,007)	(2,773)	(64)%	(8,020)	(19,622)	(59)%
Finance loans receivable – net	1,857	2,490	(25)%	14,794	17,622	(16)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	2,444	3,265	(25)%	19,464	23,103	(16)%
Total finance loans receivable,
net	4,301	5,755		34,258	40,725

     Operating income margin for the financial services segment decreased to 23% during fiscal 2008 from 30% during fiscal 2007, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations,.

     Hardware, software and related technology sales

     In US dollars, revenues increased by $17.3 million for the year ended June 30, 2008, from the year ended June 30, 2007. Operating income increased by $5.6 million for the year ended June 30, 2008, from the year ended June 30, 2007.

     In ZAR, revenues increased by ZAR 129.2 million for the year ended June 30, 2008, from the year ended June 30, 2007. Operating income increased by ZAR 41.2 million for the year ended June 30, 2008, from the year ended June 30, 2007.

     Revenue and operating income for fiscal 2008 comprises:

  software development and customization related to our Ghana contract;

  sales of terminals under our Ghana contract and to retailers and other customers;

  sales of smart cards under our Ghana contract;

  sales of SIM cards to customers;

  sales of cryptographic solutions to customers;

  rental of terminals to merchants participating in our merchant acquiring system; and

  repairs and maintenance services to customers.

     Segment revenues include approximately $14.2 million (ZAR 102.8 million) from software development and customization activities and hardware under our Ghana contract. These are high margin activities for us and contributed to the increase in operating income for the segment during fiscal 2008.

     Initially we expected to generate revenues of approximately $19.0 million, excluding travel related expenditures, from our Ghana contract during fiscal 2008. However, we allowed the client to procure approximately $1.6 million (ZAR 4.4 million) of low margin hardware for its data room from local Ghanaian suppliers and we agreed that the bank will not be required to reimburse us for any loss of margin. We believe that this concession will improve the already strong working relationship we have with the client. In addition, at present we believe that the client will not require us to deliver items with a value of $0.6 million (ZAR 4.4 million) as they no longer require them. As a result, under the Ghana contract, we are still required to deliver software and hardware with a value of approximately $2.6 million (ZAR 19.0 million), which we expect to deliver during the first quarter of fiscal 2009.

     As of June 30, 2008, we had received additional hardware orders from the bank to the value of approximately $9.9 million (ZAR 72.2 million) of which we have recognized revenue of approximately $1.6 million (ZAR 11.6 million) during fiscal 2008. We expect to deliver the remaining additional hardware order during the first two quarters of fiscal 2009.

     Our revenues for fiscal 2008 and 2007, includes approximately $3.2 million (ZAR 23.6 million) and $4.4 million (ZAR 32.0 million), respectively, from sales to Nedbank. Sales of hardware to Nedbank occur on an ad hoc basis.

     Amortization of Prism intangible assets during fiscal 2008 and 2007, respectively, was approximately $3.7 million (ZAR 26.9 million) and reduced our operating income.

     Revenues from sales of hardware to SmartSwitch Botswana during fiscal 2007, totaled approximately $2.1 million (ZAR 14.9 million) of which approximately $0.4 million (ZAR 3.2 million), after taxation, was eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations. Our operating margin on these sales was significantly higher than other items included within the hardware, software and related technology sales segment.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as in Namibia, Botswana, Colombia and Vietnam), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affect our revenues and operating income in this segment from period to period.

     Corporate/ Eliminations

     In US dollars, operating loss decreased by $3.3 million for the year ended June 30, 2008, from the year ended June 30, 2007.

     In ZAR, operating loss decreased by ZAR 23.3 million for the year ended June 30, 2008, from the year ended June 30, 2007.

     The decrease in our operating losses was mainly due to higher administration fees charged by our corporate head offices to operating segments.

     Corporate/eliminations during fiscal 2007 includes the non-recurring charges of approximately $1.6 million (ZAR 11.7 million) related to an acquisition we ultimately decided not to pursue.

     Our operating losses include expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and auditor fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries. Ignoring the effects of exchange rates, we expect inflationary increases to these and other expenses during fiscal 2009.

     Fiscal 2007 Compared to Fiscal 2006

     The following factors had a significant influence on our results of operations during fiscal 2007 as compared to fiscal 2006:

  significant weakening of the South African rand, or ZAR, our functional currency, against the US dollar, our reporting currency, which had a negative impact on our reported revenues and net income in US dollars;
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
  receipt of a settlement payment from SASSA related to contract variation fees and price increases; and
  increased use by grant recipients of their smartcards at participating retailers to receive and spend their grants, which resulted in higher volumes in our transaction-based activities.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 14	(US GAAP)
	Year ended June 30,
	2007	2006	%
	$’000	$’000	change
Revenue	$223,968	$196,098	14%
Cost of goods sold, IT processing, servicing and support	54,417	50,619	8%
Selling, general and administration	61,625	48,627	27%
Depreciation and amortization	11,050	5,710	94%
Costs related to public offering and Nasdaq listing	-	1,529
Operating income	96,876	89,613	8%
Interest income, net	4,401	5,889	(25)%
Income before income taxes	101,277	95,502	6%
Income tax expense	37,574	36,653	3%
Income before minority interest and earnings from
equity-accounted investments	63,703	58,849	8%
Minority interest	205	-
Earnings from equity-accounted investments	181	383	(53)%
Net income	$63,679	$59,232	8%

	In South African Rand
Table 15	(US GAAP)
	Year ended June 30,
	2007	2006
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,614,809	1,257,525	28%
Cost of goods sold, IT processing, servicing and support	392,347	324,607	21%
Selling, general and administration	444,316	311,833	42%
Depreciation and amortization	79,670	36,616	118%
Costs related to public offering and Nasdaq listing	-	9,805
Operating income	698,476	574,664	22%
Interest income, net	31,731	37,765	(16)%
Income before income taxes	730,207	612,429	19%
Income tax expense	270,908	235,046	15%
Income before minority interest and earnings from
equity-accounted investments	459,299	377,383	22%
Minority interest	1,478	-
Earnings from equity-accounted investments	1,305	2,456	(47)%
Net income	459,126	379,839	21%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for the year ended June 30, 2007, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders, a contract variation fee settlement payment received from SASSA and the inclusion of the operations of Prism from July 3, 2006.

     Our operating income margin for fiscal 2007, decreased to 43% compared with 46% for fiscal 2006. The inclusion of Prism operations during fiscal 2007 has reduced our overall operating margin as Prism operations generate a lower operating margin than our historical operations. In addition, our margin during fiscal 2007 was further reduced by intangible amortization charges related to Prism intangible assets acquired. This reduction was partially offset by the continued adoption of our merchant acquiring system, increased volumes and pricing in our pension and welfare business and the SASSA settlement payment.

     Cost of goods sold, IT processing, servicing and support includes a stock-based compensation charge of $0.3 million (ZAR 2.0 million) related to options granted to Prism employees. Selling, general and administration expenses includes a stock-based compensation charge of $0.6 million (ZAR 4.6 million) related to options granted to employees. The stock-based compensation charges included in cost of goods sold, IT processing, servicing and support and selling, general and administration are net of adjustments as a result of forfeitures of $0.2 million (ZAR 1.5 million) and $0.4 million (ZAR 3.0 million), respectively.

     Selling, general and administration expenses increased during fiscal 2007 from the comparable period in 2006 primarily due to the inclusion of Prism’s operations and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $1.6 million (ZAR 11.7 million) relating to a potential acquisition which we ultimately determined not to pursue. Selling, general and administration also includes the stock-based compensation charge of $0.07 million (ZAR 0.5 million) related to options granted to an employee in January 2006. The employee resigned before any of the options vested and accordingly the stock-based compensation charge of $0.2 million (ZAR 1.4 million) recorded from January to September 2006 has been reversed. The reversal has been included in selling, general and administration.

     Our total costs of maintaining a listing on Nasdaq as well as compliance with Sarbanes, particularly Section 404 of Sarbanes, resulted in expenditures of $1.5 million (ZAR 10.8 million) and $3.0 million (ZAR 19.5 million) during fiscal 2007 and 2006, respectively. We completed our public offering and Nasdaq listing in August 2005. We incurred approximately $1.5 million (ZAR 9.8 million) during fiscal 2006 related to legal fees, printing costs, registration and filing and accounting fees.

     The increase in depreciation and amortization during fiscal 2007 compared to fiscal 2006 was mainly due to the amortization of intangible assets acquired related to the Prism acquisition and acquisition of the remaining 25.1% of EasyPay. The total amortization of these intangible assets during fiscal 2007 was approximately $5.4 million (ZAR 39.0 million). The deferred tax benefit included in our statement of operations related to the intangible amortization charge for fiscal 2007 was $2.0 million (ZAR 14.2 million). Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all of our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities decreased fiscal 2007 compared with fiscal 2006. This reduction was partially offset by the increase in depreciation of our participating merchant POS terminals and Prism property, plant and equipment acquired.

     Interest on surplus cash for fiscal 2007 increased to $16.4 million (ZAR 118.2 million) from $14.6 million (ZAR 93.6 million) for fiscal 2006. The increase in interest on surplus cash held in South Africa was due to a higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 10.50% per annum for fiscal 2006, to 12.12% per annum for fiscal 2007. The increase in South African prism interest rate was offset by lower surplus cash balances as a result of the $95.2 million paid in cash for the acquisition of Prism.

     During fiscal 2007, our finance costs increased due to an increase in our pre-funding obligation. Finance costs increased to $12.0 million (ZAR 86.5 million) for fiscal 2007, from $8.7 million (ZAR 55.8 million) for fiscal 2006.

     Total tax expense for fiscal 2007 was $37.6 million (ZAR 270.9 million) compared with $36.7 million (ZAR 235.0 million) during the same period in the comparable prior fiscal year. The increase was due to our increased profitability in our transaction-based activities and the settlement payment received.

     Our effective tax rate for fiscal June 30, 2007 was 37.10%, compared to 38.38% for fiscal 2006. Our effective tax rate for fiscal 2007 was lower than the statutory tax rate due to foreign tax credits and fewer non-deductible expenses incurred during fiscal 2007. The effect of the change in tax rate during fiscal 2006 is included in our tax expense and was approximately $0.2 million (ZAR 1.0 million).

     For fiscal 2007 and 2006, earnings from Permit totaled approximately $1.3 million and $1.0 million (ZAR 9.4 million and ZAR 6.4 million), respectively. In May 2007 we sold our 43.16% interest in the outstanding share capital of Permit and incurred a loss of approximately $0.6 million (ZAR 4.1 million).

     Included in earnings from equity-accounted investments are losses from equity accounted investment of approximately $0.3 million (ZAR 2.5 million) and $0.07 million (ZAR 0.4 million), before the realization of income from prior periods, related to SmartSwitch Namibia for fiscal 2007 and 2006, respectively. During fiscal 2007 we realized income from license fees, software and hardware sales made to SmartSwitch Namibia in prior periods of approximately $0.09 million (ZAR 0.6 million). This income has been included in earnings from equity-accounted investments. During fiscal 2006 we eliminated hardware sales and other services made to SmartSwitch Namibia of approximately $0.5 million (ZAR 3.2 million).

     Earnings from equity-accounted investments included a loss of $0.2 million (ZAR 1.8 million) for fiscal 2007 related to SmartSwitch Botswana. During the fourth quarter of fiscal 2007 SmartSwitch Botswana commenced operations and we do not expect it to generate net income during its first year of operations.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 16	In United States Dollars (US GAAP)
	Year ended June 30,
	2007	% of	2006	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	139,006	62%	117,186	60%	19%
Smart card accounts	34,562	15%	36,220	18%	(5)%
Financial services	11,241	5%	16,129	8%	(30)%
Hardware, software and related technology sales	39,159	18%	26,563	14%	47%
Total consolidated revenue	223,968	100%	196,098	100%	14%
Consolidated operating income (loss):
Transaction-based activities	78,785	81%	60,653	68%	30%
Smart card accounts	15,710	16%	16,464	18%	(5)%
Financial services	3,351	3%	6,929	8%	(52)%
Hardware, software and related technology sales	6,115	6%	16,721	19%	(63)%
Corporate/ Eliminations	(7,085)	(6)%	(11,154)	(13)%	(36)%
Total consolidated operating income	96,876	100%	89,613	100%	8%

Table 17	In South African Rand (US GAAP)
	Year ended June 30,
	2007			2006
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
Transaction-based activities	1,002,233	62%		751,483	60%		33%
Smart card accounts	249,192	15%		232,269	18%		7%
Financial services	81,048	5%		103,431	8%		(22)%
Hardware, software and related technology sales	282,336	18%		170,342	14%		66%
Total consolidated revenue	1,614,809	100%		1,257,525	100%		28%
Consolidated operating income (loss):
Transaction-based activities	568,040	81%		388,952	68%		46%
Smart card accounts	113,269	16%		105,579	18%		7%
Financial services	24,161	3%		44,434	8%		(46)%
Hardware, software and related technology sales	44,089	6%		107,227	19%		(59)%
Corporate/ Eliminations	(51,083)	(6)%	)%	(71,528)	(13)%	)%	(29)%
Total consolidated operating income	698,476	100%		574,664	100%		22%

     Transaction-based activities

     In US dollars, revenues increased by 19% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income increased by 30% for the year ended June 30, 2007, from the year ended June 30, 2006.

     In ZAR, revenues increased by 33% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income increased by 46% for the year ended June 30, 2007, from the year ended June 30, 2006.

     These increases in revenues and operating income were due primarily to the continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, higher number of grants paid under all of our provincial contracts, the settlement payment received from SASSA and the inclusion of transaction fees generated by EasyPay. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin for fiscal 2007 increased to 57% from 52% for fiscal 2006. These profit margin improvements were mainly due to:

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

     Continued adoption of our merchant acquiring system:

     Refer to discussion under “—Fiscal 2008 Compared to Fiscal 2007—Results of Operations—Results of Operations by Operating Segment—Transaction-based Activites—Continued Adoption of Our Merchant Acquiring System.”

     Higher number of grants paid under our provincial contracts:

     During fiscal 2007 we experienced an increase in the number of grants paid in all of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the number of payments processed during fiscal 2007 increased 7.3% to 45,332,242 from fiscal 2006.

     The higher number of grants paid under existing provincial contracts during the year ended June 30, 2007, as well as average revenue per grant paid, are detailed below:

Table 18	Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2007	2006	2007	2006
Province	2007	2006	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	20,080,685	18,117,676	2.78	3.13	20.04	20.14
Limpopo (B)	11,662,537	11,154,040	2.26	2.43	16.32	15.59
North West (C)	3,351,477	3,181,242	2.87	2.82	20.73	18.10
Northern Cape (D)	1,669,037	1,585,846	2.58	3.00	18.64	19.30
Eastern Cape (E)	8,568,506	8,204,977	1.79	1.87	12.90	12.04
Total	45,332,242	42,243,781

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

     C - in ZAR, the increase in the Average Revenue per Grant Paid in North West is due to the annual inflation price adjustment approved by the provincial government in October 2006. The annual inflation price increase is effective from July 1, 2006 and resulted in higher Average Revenue per Grant Paid for fiscal 2007, compared with fiscal 2006.

     D - in ZAR, the decrease in the Average Revenue per Grant Paid in Northern Cape is primarily due to fewer registrations.

     E - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to inflation price increases effective January 1, 2007.

     Settlement payment received from SASSA

     Refer to discussion under “—Fiscal 2008 Compared to Fiscal 2007—Results of operations by operating segment—Transaction-based activities—Settlement payment received from SASSA.”

     EasyPay transaction fees:

     During the fiscal 2007 EasyPay processed 441.4 million transactions with an approximate value of $13.8 billion, (ZAR 99.4 billion). The average fee per transaction during fiscal 2007 was $0.03 (ZAR 0.21) . EasyPay transaction fees are not included in our results for fiscal 2006 as we acquired EasyPay on July 3, 2006.

     Operating income margins generated by EasyPay, before amortization of EasyPay intangibles, during fiscal 2007 were 41% (28% operating income margin after amortization of EasyPay intangibles), which was lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during fiscal 2007 of approximately $1.7 million (ZAR 12.1 million) is included in the calculation of EasyPay operating margins.

     Smart card accounts

     In US dollars, revenues and operating income each decreased by 5% for the year ended June 30, 2007, from the year ended June 30, 2006.

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

     Financial services

     In US dollars, revenues decreased by 30% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income decreased by 52% for the year ended June 30, 2007 from the year ended June 30, 2006.

     In ZAR, revenues decreased by 22% for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income decreased by 46% for the year ended June 30, 2007 from the year ended June 30, 2006.

     Revenues from UEPS-based lending decreased during fiscal 2007 compared with fiscal 2006 primarily due to the lower number of loans granted during fiscal 2007 compared to fiscal 2006. In addition, on average, the rate of interest charged on these UEPS-based loans was lower during fiscal 2007 compared with fiscal 2006. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. In addition, we continuously revise the interest rates charged on our UEPS-based loans, as part of our ongoing commitment to the South African government to provide affordable financial services to the unbanked population of that country. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring system.

     Revenues from our traditional microlending business decreased during fiscal 2007, due to increased competition, the implementation of the NCA and our strategic decision not to grow this business and lower interest rates charged on traditional microlending loans. The loan portfolio of the traditional microlending businesses declined as a result of our strategic decision not to grow this business.

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

     Some of the key indicators of these businesses are illustrated below:

Table 19	As at June 30,
	2007	2006		2007	2006
			%	ZAR	ZAR	ZAR %
	$ ’000	$’000	change	’000	’000	change
Traditional microlending:
Finance loans receivable – gross	5,263	7,169	(27)%	37,244	52,117	(29)%
Allowance for doubtful finance loans
receivable	(2,773)	(3,448)	(20)%	(19,622)	(25,061)	(22)%
Finance loans receivable – net	2,490	3,721	(33)%	17,622	27,056	(35)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	3,265	2,992	9%	23,103	21,750	6%
Total finance loans receivable,
net	5,755	6,713		40,725	48,806

     Operating income margin for the financial services segment decreased to 30% for fiscal 2007 from 43% for fiscal 2006, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

     Hardware, software and related technology sales

     In US dollars, revenues increased by $12.6 million for the year ended June 30, 2007, from the year ended June 30, 2006. Operating income decreased by $10.6 million for the year ended June 30, 2007, from the year ended June 30, 2006.

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

Revenue and operating income for fiscal 2007 comprises:

  sales of terminals to retailers and other customers;

  sales of SIM cards to customers;

  sales of cryptographic solutions to customers;

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

     Revenues from sales of hardware to SmartSwitch Botswana during fiscal 2007, totaled approximately $2.1 million (ZAR 14.9 million) of which approximately $0.4 million (ZAR 3.2 million), after taxation, was eliminated and will be recognized in future periods. The elimination has been included in the Corporate/Eliminations. Our operating margin on these sales was significantly higher than other items, including Prism products and services, included within the hardware, software and related technology sales segment.

     During fiscal 2007 sales of hardware to Nedbank was approximately $4.4 million (ZAR 32.0 million). There were less sales of hardware to Nedbank during fiscal 2007, compared with fiscal 2006, due to Nedbank replacing its terminal base in order to make it EMV compliant.

     Amortization of Prism intangible assets during fiscal 2007 was approximately $3.7 million (ZAR 26.9 million) and reduced our operating income.

     Total revenues from the Nedbank orders during fiscal 2006, were approximately $13.3 million (approximately ZAR 85.3 million). Revenues from sales of hardware, software and licenses to SmartSwitch Namibia during fiscal 2006, totaled approximately $3.9 million (ZAR 24.9 million) of which approximately $0.5 million (ZAR 3.3 million), after taxation, has been eliminated and will be recognized in future periods. The elimination has been included in the Corporate/ Eliminations segment.

     Corporate/ Eliminations

     In US dollars, operating loss decreased by $4.1 million for the year ended June 30, 2007, from the year ended June 30, 2006.

     In ZAR, operating loss decreased by ZAR 20.4 million for the year ended June 30, 2007, from the year ended June 30, 2006.

     The decrease in our operating losses for fiscal 2007 compared with fiscal 2006 was mainly due to reduction in legal fees and other regulatory fees and higher administration fees charged by our corporate head offices to operating segments. These reductions were partially offset by the inclusion of Prism’s corporate head office charges, inflationary increases in goods and services purchased from third parties and stock compensation charges. Operating losses for fiscal 2007 include all corporate activities of Prism.

     In addition, Corporate/ Eliminations for fiscal 2006 included the non-recurring charges related to our public offering and Nasdaq listing of $1.5 million (ZAR 9.6 million) incurred primarily in the three months ended September 30, 2005.

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

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At June 30, 2008, our cash balances were $272.5 million, which comprised mainly ZAR-denominated balances of ZAR 1,766.9 million ($221.8 million) and US dollar-denominated balances of $37.1 million. Our cash balances increased from June 30, 2007 levels mainly as a result of cash generated by operating activities. On August 27, 2008, we pledged $25 million of our $37.1 million US dollar-denominated balances as partial security for the bank finance required to complete the BGS acquisition. We expect to repay the amount obtained from the bank from internally generated funds within six months from the date of draw down and to be released from the pledge after the repayment.

     Surplus cash held by our South African operations is invested in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies is invested in the US and European money markets.

     Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We have aggregate credit facilities of $62.8 million (ZAR 500.0 million). We take the following factors into account when considering whether to borrow under our financing facilities:

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

     The amount disbursed through merchants during June 2008 was reimbursed to us by the provincial governments during the first two weeks of July 2008. We settle our obligation to merchants within 48 hours of the distribution of the grant by the merchant to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month, and a quarter, however, the situation is typically reversed within a week.

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

     Cash flows from operating activities

     Cash flows from operating activities for fiscal 2008 increased to $118.8 million (ZAR 865.9 million) from $65.5 million (ZAR 472.3 million) for fiscal 2007. The increase is largely due to the factors described under “—Results of Operations” that contributed to the increase in revenues and operating income in our transaction-based activities and hardware, software and related technology sales segments and to better working capital management. Another contributing factor was that the July 2008 pay cycle was opened at merchants on June 30, 2008 and the merchants were reimbursed in the first two days of July 2008.

     During fiscal 2008 we paid provisional taxes of approximately $12.5 million (ZAR 90.9 million) related to the tax year ended June 30, 2007 and provisional taxes of approximately $23.4 million (ZAR 170.7 million) related to the tax year ended June 30, 2008. During fiscal 2007, we paid provisional taxes of approximately $10.6 million (ZAR 78.0 million) related to the tax year ended June 30, 2006 and provisional taxes of approximately $18.8 million (ZAR 134.2 million) related to the tax year ended June 30, 2007.

     Taxes paid during fiscal 2008 and 2007 were as follows:

Table 20	Year ended June 30,
	2008	2007	2008	2007
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	13,641	12,228	95,278	86,835
Second provisional payments	9,776	6,600	77,677	47,368
Third provisional payments	3,861	2,571	26,526	18,212
Taxation paid related to prior years	8,358	9,027	60,471	66,837
Taxation refunds received	(252)	(976)	(1,911)	(7,017)
Secondary taxation on companies	-	70	-	502
Total tax paid	35,384	29,520	258,041	212,737

     The South African Revenue Service has increased our second provisional payments for certain of our South African subsidiaries and has requested that we pay approximately $7.2 million (based on the year end exchange rate of $1: ZAR 7.96) (ZAR 57.0 million). We expect that these payments will have a negative impact on our cash flows from operating activities for the first quarter of 2009.

     Cash flows from operating activities for fiscal 2007 decreased to $65.5 million (ZAR 472.3 million) from $75.8 million (ZAR 486.6 million) in fiscal June 30, 2006. The decrease was largely due to the July 2007 pay cycle which was opened at merchants in the last five days of June 2007 and merchants are traditionally reimbursed within 48 hours of distributing the grant to the beneficiary. The provincial governments typically repay us between seven and 14 days of distributing the grant.

     Cash flows from investing activities

     Cash used in investing activities for fiscal 2008 includes capital expenditures of $3.6 million (ZAR 26.0 million), of which $0.5 million (ZAR 3.5 million) relates to renovations of the transaction-based activities segment head office and data room, $0.4 million (ZAR 2.8 million) relates to hardware and software acquired, including hardware to perform switching activities and software to interface with customers and perform database management, $0.3 million (ZAR 2.4 million) relates to vehicles acquired to distribute social welfare grants, $0.5 million (ZAR 3.7 million) relates to capital expenditure to maintain and expand our EasyPay operations, and $0.6 million (ZAR 4.4 million) relates the acquisition of POS terminals for our merchant acquiring system.

     Cash used in investing activities for fiscal 2007 includes capital expenditures of $3.7 million (ZAR 26.8 million), of which $0.4 million (ZAR 2.9 million) relates to the purchase of enrollment equipment and vehicles for the North West province, $0.5 million (ZAR 3.5 million) relates to the purchase of equipment and furniture for SmartSwitch Nigeria’s data room in Nigeria and $0.8 million (ZAR 5.6 million) related to the purchase of equipment and other property plant and equipment by EasyPay in order to maintain operations.

     During fiscal 2007, we lent an additional $0.3 million (ZAR 2.2 million) to SmartSwitch Botswana.

     During fiscal 2007, we paid $82.1 million (ZAR 591.1 million), net of cash received, for the entire issued and outstanding ordinary capital of Prism and approximately $9.7 million (ZAR 70 million) in cash as consideration for the remaining 25.1% of EasyPay. In addition, we sold our 43.16% interest in the outstanding ordinary share capital of Permit for $2.3 million (ZAR 16.6 million) and the outstanding loans of $1.6 million (ZAR 11.5 million) were repaid to us by Permit and its 56.74% shareholder.

     Cash used in investing activities for fiscal 2006 includes capital expenditures of $1.8 million (ZAR 11.5 million), of which $0.6 million (ZAR 3.7 million) related to the purchase of POS and pin-pad devices for use at retailers participating in our merchant acquiring project. During fiscal 2006, we invested $0.6 million (ZAR 4.0 million) in equity and lent $2.0 million (ZAR 12.5 million) to SmartSwitch Namibia. During the fourth quarter of fiscal 2006 we invested $0.7 million (ZAR 4.5 million) in equity and lent $0.7 million (ZAR 4.5 million) to SmartSwitch Botswana, a UEPS based switching system established in Botswana.

     Cash flows from financing activities

     During fiscal 2008 we received approximately $0.6 million (ZAR 4.0 million) from employees to repay loans associated with stock options granted to them as well as the interest thereon. In addition, we received approximately $2.9 million (ZAR 21.3 million) from the proceeds of stock options exercises.

     During fiscal 2007 we were required to utilize our ZAR based-credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries. As our reporting currency is the US dollar and our functional currency is the ZAR the exchange rate fluctuations during fiscal 2007 resulted in reporting discrepancies between the proceeds from bank overdrafts and the repayment of bank overdrafts presented in our audited consolidated statement of cash flow for fiscal 2007. The result of these exchange rate fluctuations is included in “Effect of exchange rate changes on cash” in our audited consolidated statement of cash flow for fiscal 2007.

     During fiscal 2007 we also received approximately $0.6 million (ZAR 4.3 million) from employees to repay loans associated with stock options granted to them as well as the interest thereon. In addition, we received approximately $3.7 million (ZAR 26.7 million) from the proceeds of stock options exercises. During fiscal 2007 the other shareholders of SmartSwitch Nigeria lent $3.5 million (ZAR 25.6 million) to the entity under the terms of the shareholders’ agreement.

     During fiscal 2007 we used approximately $1.0 million (ZAR 7.21 million) to repurchase 40,100 shares of our common stock under our stock repurchase program.

     During fiscal 2006 we received approximately $31.5 million (ZAR 202.0 million), net of share issue costs of approximately $2.4 million (ZAR 15.6 million), from the underwriters of our public offering exercising their option to acquire 1,538,794 shares of our common stock. We also received approximately $1.1 million (ZAR 7.1 million) from employees to repay loans associated with stock options granted to them as well as the interest thereon. In addition, we received approximately $1.0 million (ZAR 6.4 million) from the proceeds of stock options exercises by directors and executive officers.

     During fiscal 2006, we paid $4.0 million (ZAR 25.7 million) to repurchase 147,973 shares of our common stock.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     Capital expenditures for the years ended June 30, 2008, 2007 and 2006 were as follows:

Table 21	Year ended June 30,
				2008	2007	2006
	2008	2007	2006	ZAR	ZAR	ZAR
Operating Segment	$’000	$’000	$’000	’000	’000	’000

Transaction-based activities	2,774	3,093	1,372	20,222	22,301	8,798
Smart card accounts	-	-	-	-	-	-
Financial services	562	279	449	4,097	2,012	2,879
Hardware, software and related
technology sales	227	373	-	1,655	2,689	-
Corporate / Eliminations	-	-	-	-	-	-
Consolidated total	3,563	3,745	1,821	25,974	27,002	11,677

     We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

     As mentioned above, our capital expenditures for fiscal 2008 related mainly to the acquisition of:

  hardware and software, including hardware to perform switching activities and software to interface with customers and perform database management;

  hardware and software acquired;

  vehicles acquired to distribute social welfare grants; and

  POS terminals for our merchant acquiring system.

     In addition, during fiscal 2008 we renovated our transaction-based activities segment head office and data room and incurred expenditures to maintain and expand our EasyPay operations.

     Our capital expenditures for fiscal 2007 related mainly to the acquisition of:

  enrollment equipment and vehicles to service the North West province;

  equipment and furniture by SmartSwitch Nigeria to set up its data room; and

  equipment by EasyPay in order to maintain operations.

     Our capital expenditures for fiscal 2006 related mainly to the acquisition of POS and pin-pad devices that we lease to participating retailers.

     All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of June 30, 2008 related mainly to computer equipment ordered in order to maintain and expand activities. We anticipate that capital spending for the first quarter of fiscal 2009 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 22	Payments due by Period, as of June 30, 2008 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest bearing
liabilities	3,766	-	-	-	3,766
Operating lease
obligations	5,573	1,771	2,943	859	-
Purchase obligations	6,929	6,929	-	-	-
Capital commitments	1,338	1,338	-	-	-
Total	17,606	10,038	2,943	859	3,766

Employee Benefits

     We do not provide retirement benefits to any of our employees. We provide our South African employees with a choice of two health care service providers for which we pay the monthly contribution. We do not provide any post-retirement health care benefits.

Insurance

     We annually assess our risk exposure. At June 30, 2008, we believe that all risks were adequately covered by third party insurers, except where we considered the cost of insurance coverage to be excessive in relation to the probability and extent of loss or we were unable to find any insurance underwriters willing to accept the risks associated with certain aspects of our business. We have confronted the latter with respect to insurance for losses or theft of cash from our delivery vehicles.

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand. As of June 30, 2008 and 2007, our outstanding foreign exchange contracts were as follows:

     As of June 30, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	1,995	ZAR	12.3688	ZAR	12.4508	July 7, 2008
EUR	6,000	ZAR	12.0701	ZAR	12.4508	July 7, 2008
EUR	2,400	ZAR	12.5100	ZAR	12.4618	July 11, 2008
EUR	689,200	ZAR	12.1065	ZAR	12.4782	July 17, 2008
EUR	1,995	ZAR	12.1772	ZAR	12.5085	July 28, 2008
EUR	32,331	ZAR	12.4862	ZAR	12.5167	July 31, 2008
EUR	140,000	ZAR	12.4730	ZAR	12.5167	July 31, 2008
EUR	140,000	ZAR	11.9793	ZAR	12.5167	July 31, 2008
EUR	(140,000)	ZAR	12.3395	ZAR	12.4319	July 31, 2008
EUR	8,750	ZAR	12.0207	ZAR	12.5167	July 31, 2008
EUR	245,250	ZAR	12.1800	ZAR	12.5573	August 15, 2008
EUR	4,550	ZAR	12.6757	ZAR	12.5842	August 25, 2008
USD	542,500	ZAR	7.9100	ZAR	7.9484	August 28, 2008
EUR	86,178	ZAR	12.6631	ZAR	12.6057	September 2, 2008
EUR	1,470	ZAR	12.7000	ZAR	12.6277	September 10, 2008
USD	24,600	ZAR	8.0090	ZAR	8.0405	October 10, 2008
EUR	82,400	ZAR	12.2199	ZAR	12.7685	October 31, 2008
EUR	(82,400)	ZAR	12.5773	ZAR	12.6764	October 31, 2008
EUR	82,400	ZAR	12.7820	ZAR	12.8456	November 28, 2008

     As of June 30, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	102,000	ZAR	7.1600	ZAR	7.1180	August 31, 2007
EUR	572,900	ZAR	9.7360	ZAR	9.6639	September 14, 2007

     Translation Risk

     Translation risk relates to the risk that our results of operations will vary significantly as the US dollar is our reporting currency, but we earn most of our revenues and incur most of our expenses in ZAR. The US dollar to ZAR exchange rate has fluctuated significantly over the past three years. As exchange rates are outside our control, there can be no assurance that future fluctuations will not adversely affect our results of operations and financial condition.

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo, rate, our interest expense on pre-funding social welfare grants in the KwaZulu-Natal and Eastern Cape provinces increases by $20,633 per month, while interest earned per month on any surplus cash increases by $11,274 per $12.6 million (ZAR 100 million).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-47 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

      Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

     Management’s Report on Internal Control Over Financial Reporting

     Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

     Changes in Internal Control over Financial Reporting

     Our general computer controls were enhanced and subsequently tested for operating effectiveness during the fourth quarter of fiscal 2008. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited the internal controls over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report in the Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated August 28, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 28, 2008

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2008, entitled “Board of Directors and Corporate Governance” and “Additional Information”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2008, entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2008 Fiscal Year-End,” “Options Exercised and Stock Vested,” “Compensation of Directors,” “Potential Payments Upon Termination or Change–in-Control” and “Remuneration Committee Report” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2008, entitled “Outstanding Equity Awards at 2008 Fiscal Year-End” and “Security Ownership of Certain Beneficial Owners”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2008, entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2008, entitled “Audit and Non-Audit Fees”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

     2. Financial Statement Schedules

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

Exhibit
Number	Description
2.1

Sale Agreement, dated October 31, 2003 between Net 1 Applied Technology Holdings Limited, Net 1 Investment Holdings (Proprietary) Limited, Net 1 Support Services (Proprietary) Limited and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.2

Subscription Agreement, dated as of October 31, 2003, between Net 1 UEPS Technologies, Inc. and Newshelf 713 (Proprietary) Limited (Incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.3

Asset Purchase Agreement, dated as of January 30, 2004, between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.4

Common Stock Purchase Agreement , dated as of January 30, 2004, between Net 1 UEPS Technologies, Inc and SAPEF III International G.P. Limited (or its nominees). (Incorporated by reference to Exhibit 2.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.5

Subscription Agreement, dated November 10, 2003, between the Trustees for the time being of the New Aplitec Participation Trust and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.5 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.6

Trust Deed for the Aplitec Holding Participation Trust, dated October 31, 2003, entered into between Newshelf 713 (Proprietary) Limited and Brait Capital Partners Trustees (Proprietary) Limited. (Incorporated by reference to Exhibit 2.6 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333- 112463))

2.7

Trust Deed for the Aplitec Holdings Participation Trust, dated January 30, 2004, between Walker SPV, SAPEF III International G.P. Limited (in its capacity as original enforcer), Brait Capital Partners Trustees (Proprietary) Limited (in its capacity as trustee of the New Aplitec Participation Trust) and Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 2.7 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.8

Umbrella Agreement, dated November 10, 2003, South African Private Equity Trust III and South African Private Equity Fund III L.P. and Newshelf 713 (Proprietary) Limited. (Incorporated by reference to Exhibit 2.8 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

2.9

Underwriting Agreement, dated November 10, 2003, between South African Private Equity Trust III and South African Private Equity Fund III, L.P. and Newshelf 713 (Proprietary) Limited (Incorporated by reference to Exhibit 2.9 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333- 112463))

2.10

Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited, as amended (incorporated by reference to Exhibit 2.1 to our Form 8-K/A (SEC File No. 000-31203)), filed on April 7, 2006

2.11

Second Addendum, dated as of August 29, 2006 to the Implementation Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited (incorporated by reference to Exhibit 2.1 to Net 1 UEPS Technologies’ Form 8-K filed on August 31, 2006 (SEC File No. 000- 31203))

3.1

Articles of Incorporation of Net 1 UEPS Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended June 30, 2005 (SEC File No. 000-31203)) filed on September 13, 2005.

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to our Form 8-K filed on August 30, 2007 (SEC File No. 000-31203)).
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed June 17, 2005)
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

10.4

Product License Agreement between Net 1 Holdings S.a.r.l. and Net 1 Operations S.a.r.l. (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.5

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

10.8

Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333- 125273))

10.9

Patent and Technology Agreement by and between Net 1 Investment Holdings (Proprietary) Limited and Nedcor Bank Limited (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.10

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

10.12	No. 333-125273))
10.13	Amendment No. 1 to the Stock Purchase Agreement dated as of August 11, 2005
10.14

Banking Facility between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.15

Facility between Cash Paymaster Services Eastern Cape and Nedbank Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333- 125273))

10.16

Addendum to Facility Letter – Approval of Increase Bridging Loan Facilities between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.17

Service Level Agreement between the Department of Social Welfare and Population Development, Kwa-Zulu Natal and Cash Paymaster Services KwaZulu-Natal (Pty) Limited (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.18

Addendum to service level agreement dated as of April 14, 2006, entered into by and between the Kwa-Zulu Natal Provincial Government, in its Department of Welfare and Population Development and Cash Paymaster Services (KwaZulu-Natal) (Pty) (Ltd) (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed August 29, 2006 (Commission File No. 000-31203))

10.19

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province (incorporated by reference to Exhibit 10.31 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.20**	Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province
10.21

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

10.23**	Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Eastern Cape province
10.24

Service level agreement dated March 31, 2006, between the Limpopo Provincial Government in its Department of Health and Social Development and Cash Paymaster Services (Northern) (Pty) Ltd (Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed May 9, 2006 (Commission File No. 000-31203))

10.25

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo (formerly Northern) province (incorporated by reference to Exhibit 10.32 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.26**	Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo province
10.27

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province (incorporated by reference to Exhibit 10.34 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.28**	Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province
10.29

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province (incorporated by reference to Exhibit 10.35 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.30**	Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province
10.31*	Amended and Restated 2004 Stock Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit A to Proxy Statement filed on October 27, 2006)
10.32*

Form of Stock Option Agreement dated as of August 24, 2006, by and between Net 1 UEPS Technologies, Inc. and employees of Prism Holdings Limited (incorporated by reference to Exhibit 10.27 to Net 1 UEPS Technologies’ Form 10-Q filed on November 8, 2006 (SEC File No. 000-31203))

10.33*

Form of Stock Option Agreement, by and between Net 1 UEPS Technologies, Inc. and recipients of stock options under the Amended and Restated 2004 Stock Option Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 99.3 to Form S-8 filed on January 17, 2007 (SEC File No. 000-31203))

10.34*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Serge Christian Pierre Belamant (incorporated by reference to Exhibit 10.36 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.35*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Herman Gideon Kotze (incorporated by reference to Exhibit 10.37 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.36*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Brenda Lynn Stewart (incorporated by reference to Exhibit 10.38 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.37*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Nitin Soma (incorporated by reference to Exhibit 10.39 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.38*

Form of Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and employees of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 10.40 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.39*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Christopher Stefan Seabrooke dated February 11, 2008 (incorporated by reference to Exhibit 10.41 to Net 1 UEPS Technologies’ Form 10-Q filed on May 8, 2008 (SEC File No. 000-31203))

10.40*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Paul Edwards dated February 12, 2008 (incorporated by reference to Exhibit 10.42 to Net 1 UEPS Technologies’ Form 10-Q filed on May 8, 2008 (SEC File No. 000-31203))

14	Amended and Restated Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 8-K filed June 7, 2005)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	Certification pursuant to 18 USC. Section 1350

________________________
* Indicates a management contract or compensatory plan or arrangement.
** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant
Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

Date: August 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer and Chairman of the Board and	August 28, 2008
/s/ Serge C.P. Belamant	Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 28, 2008
/s/ Herman Gideon Kotze	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotze

/s/ Antony Charles Ball	Director	August 28, 2008
Antony Charles Ball

/s/ Christopher Stefan Seabrooke	Director	August 28, 2008
Christopher Stefan Seabrooke

/s/ Alasdair Jonathan Kemsley Pein	Director	August 28, 2008
Alasdair Jonathan Kemsley Pein

/s/ Paul Edwards	Director	August 28, 2008
Paul Edwards

/s/ Florian P. Wendelstadt	Director	August 28, 2008
Florian P. Wendelstadt

FORM 10-K — ITEM 8

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, of movements in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries at June 30, 2008 and 2007, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 28, 2008

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2008 and 2007

	2008	2007
	(In thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$272,475	$171,727
Pre-funded social welfare grants receivable	35,434	26,817
Accounts receivable, net	21,797	30,503
Finance loans receivable, net	4,301	5,755
Deferred expenditure on smart cards	78	507
Inventory	6,052	5,645
Deferred income taxes	5,597	7,028
Total current assets	345,734	247,982

LONG-TERM RECEIVABLES	207	54
PROPERTY, PLANT AND EQUIPMENT, net	6,291	7,582
EQUITY-ACCOUNTED INVESTMENTS	2,685	2,992
GOODWILL	76,938	85,871
INTANGIBLE ASSETS, net	22,216	31,609

TOTAL ASSETS	454,071	376,090

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	-	16
Accounts payable	4,909	5,879
Other payables	57,432	34,457
Income taxes payable	14,162	14,346
Total current liabilities	76,503	54,698

DEFERRED INCOME TAXES	33,474	36,219

INTEREST BEARING LIABILITIES – outside shareholders loans	3,766	4,100

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	113,743	95,017

SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized shares: 83,333,333 with $0.001 par value;
Issued and outstanding shares: 2008: 53,423,552; 2007: 51,730,547	52	52

SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares: 2008: 4,882,429; 2007: 5,656,110	5	5

B CLASS PREFERENCE SHARES
Authorized shares: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company): 2008:
35,975,818; 2007: 41,676,625	6	7

ADDITIONAL PAID-IN CAPITAL	119,283	112,167

TREASURY SHARES, AT COST: 2008: 306,269; 2007: 299,821	(7,950)	(7,795)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(37,820)	(3,915)

RETAINED EARNINGS	266,752	180,552

TOTAL SHAREHOLDERS’ EQUITY	340,328	281,073

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$454,071	$376,090

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)
REVENUE	$254,056	$223,968	$196,098

Sale of goods	39,021	27,716	17,867
Loan-based interest and fees received	8,585	11,460	15,017
Services rendered	206,450	184,792	163,214

EXPENSE

Cost of goods sold, IT processing, servicing and support	67,486	54,417	50,619

Selling, general and administration	65,362	61,625	48,627

Depreciation and amortization	10,822	11,050	5,710

Costs related to public offering and Nasdaq listing	-	-	1,529

OPERATING INCOME	110,386	96,876	89,613

INTEREST INCOME, net	15,722	4,401	5,889

INCOME BEFORE INCOME TAXES	126,108	101,277	95,502

INCOME TAX EXPENSE	39,192	37,574	36,653

NET INCOME BEFORE MINORITY INTEREST AND (LOSS) EARNINGS
FROM EQUITY-ACCOUNTED INVESTMENTS	86,916	63,703	58,849

MINORITY INTEREST	(815)	205	-

(LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(1,036)	181	383

NET INCOME	$86,695	$63,679	$59,232

Net income per share

Basic earnings – common stock and linked units, in $	1.52	1.12	1.05
Diluted earnings – common stock and linked units, in $	1.50	1.11	1.03

See accompanying notes to consolidated financial statements.

NET 1 UEPS Technologies, Inc.
CONSOLIDATED STATEMENTS OF MOVEMENTS IN SHAREHOLDERS' EQUITY
for the years ended June 30, 2008, 2007 and 2006

						Special Convertible		B Class
	Common Stock					Preferred Stock		Preference Shares			Accumulated
	Number		Number		Additional	Number		Number			Other
	of		of treasury	Treasury	Paid-in	of		of		Retained	Comprehensive		Comprehensive
	Shares	Amount	shares	shares	Capital	Shares	Amount	Shares	Amount	Earnings	Income (loss)	Total	Income (loss)
		'000		'000	'000		'000		'000	'000	'000	'000	'000
Balance - July 1, 2005	28,548,269	$29	-	-	$71,960	26,733,521	$27	196,983,841	$31	$57,641	$7,314	$137,002

Net Income										59,232		59,232	$59,232

Issue of shares in public offering	1,538,794	1			33,852							33,853

Share issue costs					(2,370)							(2,370)

Exercise of options by holders	239,367				1,605							1,605

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					1,130							1,130

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(557)							(557)

Stock compensation charge					150							150

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	19,418,422	20			22	(19,418,422)	(20)	(143,083,089)	(22)			-

Acquisition of treasury shares
at market value		-	(147,973)	$(3,958)	-							(3,958)

Movement in Foreign Currency
Translation Reserve											(17,077)	(17,077)	(17,077)

Balance - June 30, 2006	49,744,852	50	(147,973)	(3,958)	105,792	7,315,099	7	53,900,752	9	116,873	(9,763)	209,010	42,155

Net Income										63,679		63,679	63,679

Exercise of options by holders	326,706				3,723							3,723

Shares withheld by the Company on
automatic exercise of employee stock
options			(111,748)	(2,837)								(2,837)

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					551							551

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(528)							(528)

Stock compensation charge					1,126							1,126

Reversal of stock compensation charge					(216)							(216)

Income tax benefits from options sold
by employees					1,717							1,717

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	1,658,989	2			2	(1,658,989)	(2)	(12,224,127)	(2)			-

Acquisition of treasury shares
at market value		-	(40,100)	(1,000)	-							(1,000)

Movement in Foreign Currency
Translation Reserve											5,848	5,848	5,848

Balance - June 30, 2007	51,730,547	52	(299,821)	(7,795)	112,167	5,656,110	5	41,676,625	7	180,552	(3,915)	281,073	69,527

Adoption of FIN 48 - adjustment to
opening retained earnings										(495)		(495)

Net Income										86,695		86,695	86,695

Restricted stock granted	594,782

Exercise of options by holders	324,542				2,919							2,919

Shares withheld by the Company on
automatic exercise of employee stock
options			(6,448)	(155)								(155)

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					544							544

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(463)							(463)

Stock compensation charge					4,257							4,257

Reversal of stock compensation charge					(286)							(286)

Income tax benefits from options sold
by employees					144							144

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	773,681				1	(773,681)		(5,700,807)	(1)			-

Movement in Foreign Currency
Translation Reserve											(33,905)	(33,905)	(33,905)

Balance - June 30, 2008	53,423,552	$52	(306,269)	$(7,950)	$119,283	4,882,429	$5	35,975,818	$6	$266,752	$(37,820)	$340,328	$52,790

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$86,695	$63,679	$59,232
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation and amortization	10,822	11,050	5,710
Loss (earnings) from equity-accounted investments	1,036	(181)	(383)
Fair value adjustment related to financial liabilities	(197)	161	6
Fair value adjustments of FAS 133 derivative instruments	(72)	25	(90)
Interest payable	434	234	-
Profit on disposal of property, plant and equipment	(110)	(286)	(210)
Loss on disposal of equity-accounted investment – Permit Group 2 (Pty) Ltd	-	586	-
Profit on disposal of business	-	-	(10)
Minority interest	(815)	205	-
Stock compensation charge, net of forfeitures	3,971	910	150
Write down of property, plant and equipment	-	-	314
Increase in accounts receivable, pre-funded social welfare grants
receivable and finance loans receivable	(9,983)	(9,469)	(13,870)
Decrease in deferred expenditure on smart cards	416	155	3,199
Increase in inventory	(1,138)	(2,203)	(109)
Increase (Decrease) in accounts payable and other payables	24,353	(1,470)	13,183
Increase (Decrease) in taxes payable	1,369	268	(471)
Increase in deferred taxes	1,979	1,802	9,126
Net cash provided by operating activities	118,760	65,466	75,777

Cash flows from investing activities
Capital expenditures	(3,563)	(3,745)	(1,821)
Proceeds from disposal of property, plant and equipment	160	685	336
Proceeds from disposal of business	-	-	10
Proceeds from disposal of equity-accounted investment
- Permit Group 2 (Pty) Ltd	-	2,301	-
Long-term receivables and loan to equity-accounted investment repaid	-	1,622	-
Acquisition of and advance of loans to equity-accounted investments	(500)	(360)	(4,030)
Acquisition of Prism Holdings Limited and remaining 25.1% of EasyPay, net of
cash acquired	-	(92,043)	-
Net cash used in investing activities	(3,903)	(91,540)	(5,505)

Cash flows from financing activities
Proceeds from issue of common stock	2,845	909	33,661
Acquisition of treasury stock	-	(1,000)	(3,958)
Proceeds from bank overdraft	1,462	84,657	20
Repayment of bank overdraft	(1,443)	(84,854)	-
Proceeds from interest bearing liabilities	-	3,513	-
Net cash provided by financing activities	2,864	3,225	29,723

Effect of exchange rate changes on cash	(16,973)	4,841	(18,009)

Net increase (decrease) in cash and cash equivalents	100,748	(18,008)	81,986

Cash and cash equivalents – beginning of year	171,727	189,735	107,749

Cash and cash equivalents at end of year	$272,475	$171,727	$189,735

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
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

     Net 1 Applied Technology Holdings Limited (“Aplitec”) was a holding company established and existing under the laws of Republic of South Africa. Aplitec’s subsidiaries employed specialized smart card technologies to add efficiency to commercial activities requiring money transfers, payment systems, and other electronic data applications. Through its subsidiaries, Aplitec was involved in the administration, management and payment of social welfare grants and handled the payment of pensions on behalf of the government in five of the nine provinces of South Africa. Aplitec also operated micro-lending businesses with more than 100 branches throughout South Africa and developed, marketed and licensed administrative and payment solutions for the micro-lending industry. In addition, Aplitec provided financial services to its customers through its proprietary smart card platform and provided technical, operational, business solutions and outsourcing services to companies.

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

     The Aplitec transaction had the following elements:

  On June 7, 2004, Net1 Applied Technologies South Africa Limited (“New Aplitec”), a holding company established and existing under the laws of South Africa, completed a transaction whereby it acquired substantially all of the assets and liabilities of Aplitec for $127.53 million (or ZAR825,641,638) (the “net purchase price”). The net purchase price together with the cash retained in Aplitec was distributed as an advance distribution to Aplitec shareholders.

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
for the years ended June 30, 2008, 2007 and 2006
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

     On July 3, 2006, the Company acquired the entire outstanding ordinary share capital of Prism Holdings Limited (“Prism”), a South Africa company listed on the JSE Limited until June 30, 2006, for approximately $95.2 million in cash. This transaction is discussed in more detail in Note 23.

2.      SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation

     The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Principles of consolidation

     The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

     Financial Account Standards Interpretation Note No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, Revised December 2003 (“FIN 46R”), clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. As required by FIN 46R the Company, if it is the primary beneficiary, consolidates entities which are considered to be Variable Interest Entities (“VIE”). FIN 46R considers the primary beneficiary to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of the requirements of FIN 46R during the years ended June 30, 2008 and 2007.

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
for the years ended June 30, 2008, 2007 and 2006
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

     The tax rate in South Africa varies depending on whether income is distributed. Accordingly, the income tax rate is currently 29%, but upon distribution an additional tax (STC) of 10.0% is due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes using a combined rate of 35.45% . The income tax rate during the years ended June 30, 2007 and 2006 was 29%, and the STC rate was 12.5%, which resulted in a combined rate of 36.89% for those years.

     In establishing the appropriate income tax valuation allowances, the Company assesses the realizability of its net deferred tax assets, and based on all available evidence, both positive and negative, determines whether it is more likely than not that the net deferred tax assets or a portion thereof will be realized.

     On July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgement, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. See note 14 - Income taxes for a discussion of the impact that the adoption of FIN 48 has had on the Company’s financial position and results of operations.

     The Company’s policy is to include interest related to unrecognized tax benefits in interest income, net and penalties in selling, general and administration in the consolidated statements of operations.

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

     If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties; present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Intangible assets

     Intangible assets are shown at cost less accumulated amortization and are amortized over their useful lives, which vary between three and 20 years. Intangible assets are periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

     Equity-accounted investments

     The Company uses the equity method to account for investments in companies when it has a significant influence but not control over the operations of the equity-accounted company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company’s net income (loss). In addition, dividends received from the equity-accounted company reduce the carrying value of the Company’s investment.

     Inventory

     Inventory is valued at the lower of cost and market value. Cost is determined on a first-in, first-out basis and includes transport and handling costs.

     Translation of foreign currencies

     The functional currency of the Company is the South African rand and its reporting currency is the US dollar. The current rate method is used to translate the financial statements of the Company to US dollars. This method is also used to translate the results of operations whose functional currency is not the South African Rand. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive loss in shareholders’ equity.

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
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue recognition (continued)

     Fees and commissions (continued)

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

     To the extent that sales of hardware are made in an arrangement that includes software that is more than incidental, the Company applies the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended (“SOP 97-2”). This requires consideration of post contract maintenance and technical support or other future obligations which could impact the timing and amount of revenue recognized.

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

     Interest income

     Interest income earned from micro-lending activities is recognized in the statement of operations as it falls due, using the effective interest rate method by reference to the constant interest rate stated in each loan agreement. Fees earned for establishing loans are recognized over the period of the loan as interest income.

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

     Systems implementation projects

     The Company undertakes smart card system implementation projects. The hardware and software installed in these projects are in the form of customized systems, which ordinarily involve modification to meet the customer’s specifications. Software delivered under such arrangements is available to the customer permanently, subject to the payment of annual license fees. Revenue for such arrangements is recognized under the percentage of completion method, save for annual license fees, which are recognized in the period to which they relate. Up-front and interim payments received are recorded as client deposits until customer acceptance.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue recognition (continued)

     Systems implementation projects (continued)

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

     Research and development expenditure

     Research and development expenditures is charged to net income in the period in which it is incurred. During the years ended June 30, 2008, 2007 and 2006, the Company incurred research and development expenditures of $5.7 million, $4.9 million and $0.6 million, respectively.

     Computer software development

     Costs in respect of the development of software intended for sale to licensees is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“FAS 86”). FAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development is generally short with immaterial amounts of development costs incurred during this period.

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
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Loan provisions and allowance for doubtful debts (continued)

     UEPS-based lending

     No provision is required for UEPS-based lending. The principal amount of the loan is insured and the amount due to be recovered from the insurer is recorded as a receivable once the amount is deemed unrecoverable. Default is considered when the beneficiary dies or can not be found. Once the loan is deemed unrecoverable, deferred interest or service fees related to the unrecoverable insured loan is not recognized.

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

     Recent accounting pronouncements not yet adopted as of June 30, 2008

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

     In February 2008, the FASB issued FASB Statement of Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Entities are encouraged to adopt FAS 157 for measurements of nonfinancial assets and nonfinancial liabilities in its entirety as long as they have not yet issued financial statements during that year. An entity that chooses to adopt FAS 157 in its entirety must do so for all nonfinancial assets and nonfinancial liabilities within its scope. The Company is currently assessing FSP FAS 157-2 and has not yet determined the impact that its adoption will have on the Company’s financial position or results of operations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements not yet adopted as of June 30, 2008(continued)

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

     In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing FAS 161 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements under US GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FAS 162 is not expected to change current practice.

     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing FSP FAS 157-2 and has not yet determined the impact that its adoption will have on the Company’s financial position or results of operations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

     The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The July 2008 payment service commenced on June 30, 2008 and was offered at merchant locations only.

4.      ACCOUNTS RECEIVABLE AND FINANCE LOANS RECEIVABLE

	2008	2007
Accounts receivable, trade, net	$13,693	$24,026
Accounts receivable, trade, gross	13,953	24,581
Allowance for doubtful accounts receivable, end of year	260	555
Allowance for doubtful accounts receivable, beginning of year
re-measured at year end rates	496	163
Allowance (reversed) charged to statement of operations, re-
measured at year end rates	(172)	558
Amount utilized, re-measured at year end rates	(64)	(166)
Prepaid establishment costs related to Grindrod opportunity	568	707
Other receivables	7,536	5,770
Total accounts receivable, net	21,797	30,503

Finance loans receivable, net
UEPS-based lending	2,444	3,265
Traditional microlending – net	1,857	2,490
Traditional microlending – gross	2,864	5,263
Allowance for doubtful microlending loans, end of year	1,007	2,773
Allowance for doubtful microlending loans, beginning of year
re-measured at year end rates	2,464	3,542
Allowances charged to the statement of operations, re-
measured at year end rates	371	1,426
Amounts utilized, re-measured at year end rates	(1,828)	(2,195)

Total finance loans receivable, net	$4,301	$5,755

     Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. During the year ended June 30, 2008, the Company reversed approximately $0.3 million from the allowance for doubtful accounts receivable to the consolidated statement of operations as a result of amounts recovered from customers which the Company’s management previously considered unrecoverable as of June 30, 2007.

     Accounts receivable, trade, also includes amounts due by customers from the sale of hardware and SIM cards.

     In January 2007, the Company entered into a co-operation agreement with Grindrod Bank Limited (“Grindrod”) for the establishment of a retail banking division within Grindrod that will focus on deploying its wage payment solution in South Africa. Under the co-operation agreement, the Company was required to initially invest $0.7 million to facilitate the establishment of this retail banking decision. The Company opened a bank account with Grindrod and transferred the funds and these funds are drawn down as and when required by the retail banking division. A portion of these funds have been utilized as of June 30, 2008 and the remaining portion of these funds is $0.6 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.      DEFERRED EXPENDITURE ON SMART CARDS

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract, including mutually-agreed extension periods, with the provincial government.

6.      INVENTORY

     The Company’s inventory comprised of the following categories as of June 30, 2008 and 2007.

	2008	2007

Raw materials	$111	$588
Finished goods	5,941	5,057
	$6,052	$5,645

     Inventories as of June 30, 2008, are stated net of provisions of $1.2 million (June 30, 2007: $0). The Company created the allowance for slow moving inventories during the year ended June 30, 2008, for identified items of inventory that the Company believes will not be sold in the foreseeable future.

7.      EQUITY-ACCOUNTED INVESTMENTS AND LONG-TERM RECEIVABLE

     SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”)

     In September 2005, the Company obtained a 50% interest in the issued and outstanding ordinary share capital and loans of SmartSwitch Namibia. The Company determined that SmartSwitch Namibia is a VIE, as the loan to SmartSwitch Namibia represents a variable interest but that the Company is not the primary beneficiary. Therefore, the Company has not consolidated SmartSwitch Namibia, and has accounted for this investment using the equity method. The interest earned on the loan to SmartSwitch Namibia has been eliminated.

     SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”)

     In May 2006, the Company obtained a 50% interest in the issued and outstanding ordinary share capital and loans of SmartSwitch Botswana. The Company determined that SmartSwitch Botswana is a VIE, as the loan to SmartSwitch Botswana represents a variable interest but that the Company is not the primary beneficiary. Therefore, the Company has not consolidated SmartSwitch Botswana, and has accounted for this investment using the equity method. The interest earned on the loan to SmartSwitch Botswana has been eliminated.

     VTU De Colombia S.A. (“VTU Colombia”)

     In January 2007, the Company acquired a 50% interest in the issued and outstanding ordinary share capital and loans of VTU Colombia. The Company determined that VTU Colombia is a VIE, as the loan to VTU Colombia represents a variable interest but that the Company is not the primary beneficiary. Therefore, the Company has not consolidated VTU Colombia, and has accounted for this investment using the equity method.

     Vietnam Payment Technologies Joint Stock Company (“VinaPay”)

     In June 2007, the Company acquired a 30% interest in the issued and outstanding ordinary share capital of VinaPay.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      EQUITY-ACCOUNTED INVESTMENTS AND LONG-TERM RECEIVABLE (continued)

     Permit Group 2 (Proprietary) Limited (“Permit”)

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

     The functional currency of the Company’s equity-accounted investments is not the US dollar and thus the investments are restated at the period end US dollar/foreign currency exchange rate with an entry against accumulated other comprehensive loss. The functional currency of SmartSwitch Namibia is the Namibian dollar, the functional currency of SmartSwitch Botswana is the Botswana pula, the functional currency of VTU Colombia is the Colombian peso, the functional currency of Vinapay is the Vietnamese dong, and the functional currency of Permit is the South African rand.

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2007 and 2008:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total

Balance as of June 30, 2006	$1,125	$2,987	$1,099	$(225)	$4,986
Share capital acquired/ loans
extended	50	1,202	-	-	1252
Share capital acquired/ loans
extended – VTU Colombia	50	892	-	-	942
Loans extended – SmartSwitch
Botswana	-	310	-	-	310
Earnings (Loss) from equity-
accounted investments	-	-	609	(428)	181
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(1)	-	-	(347)	85	(262)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(1)	-	-	(245)	(348)	(593)
Loss from equity-accounted
investment – VTU Colombia(1)	-	-	(113)	(266)	(379)
Earnings from equity-accounted
investment – Permit(1)	-	-	1,314	101	1,415
Sale of Permit	-	(677)	(2,481)	(324)	(3,482)
Foreign currency adjustment(2)	14	65	(18)	(6)	55
Balance as of June 30, 2007	1,189	3,577	(791)	(983)	2,992

     (1) – includes the recognition of realized net income as described below.

     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      EQUITY-ACCOUNTED INVESTMENTS AND LONG-TERM RECEIVABLE (continued)

			Earnings
	Equity	Loans	(Loss)	Elimination	Total

Balance as of June 30, 2007	1,189	3,577	(791)	(983)	2,992
Share capital acquired/ loans
extended	928	-	-	-	928
Share capital acquired – VinaPay	428	-	-	-	428
Share capital acquired – VTU
Colombia	500	-	-	-	500
(Loss) Earnings from equity-
accounted investments	-	-	(1,608)	572	(1,036)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(1)	-	-	(289)	304	15
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(1)	-	-	(365)	268	(97)
Loss from equity-accounted
investment – VTU Colombia	-	-	(792)	-	(792)
Loss from equity-accounted
investment – VinaPay	-	-	(162)	-	(162)
Foreign currency adjustment(2)	(133)	(265)	104	95	(199)
Balance as of June 30, 2008	$1,984	$3,312	$(2,295)	$(316)	$2,685

     (1) – includes the recognition of realized net income as described below.

     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     There were no significant sales during the year ended June 30, 2008. During the year ended June 30, 2007 the Company sold a license to VTU Colombia. During the year ended June 30, 2007, the Company sold hardware and software to SmartSwitch Botswana. The Company will recognize this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia are utilized in its operations, or has been sold to third party customers, as the case may be.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.      PROPERTY, PLANT AND EQUIPMENT, net

	2008	2007

Cost:
Computer equipment	$15,912	$16,289
Furniture and office equipment	5,275	4,827
Motor vehicles	7,640	8,470
Plant and equipment	2,217	2,402
	31,044	31,988
Accumulated depreciation:
Computer equipment	13,162	12,834
Furniture and office equipment	3,169	2,763
Motor vehicles	6,761	7,449
Plant and equipment	1,661	1,360
	24,753	24,406
Carrying amount:
Computer equipment	2,750	3,455
Furniture and office equipment	2,106	2,064
Motor vehicles	879	1,021
Plant and equipment	556	1,042
	$6,291	$7,582

9.      GOODWILL AND INTANGIBLE ASSETS, net

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2008 and 2007:

Carrying
value
Balance as of July 1, 2006	$13,923
Goodwill associated with the acquisition of Prism (see note 23)	64,255
Goodwill associated with the acquisition of EasyPay (see note 23)	5,586
Foreign currency adjustment (1)	2,107
Balance as of June 30, 2007	85,871
Foreign currency adjustment (1)	(8,933)
Balance as of June 30, 2008	$76,938

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the US dollar on the carrying value.

     As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	2008	2007

Transaction-based activities	$34,997	$39,391
Smart card accounts	-	-
Financial services	4,455	5,014
Hardware, software and related technology sales	37,486	41,466
Total	$76,938	$85,871

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.    GOODWILL AND INTANGIBLE ASSETS, net (continued)

     Intangible assets, net

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of June 30, 2008 and 2007:

	As of June 30, 2008			As of June 30, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$15,679	$(2,581)	13,098	$17,649	$(1,419)	$16,230
Software and unpatented technology	9,974	(6,638)	3,336	11,227	(3,717)	7,510
FTS patent	4,811	(3,850)	961	5,415	(3,792)	1,623
Exclusive licenses	4,506	(2,645)	1,861	4,506	(1,997)	2,509
Trademarks	3,618	(674)	2,944	4,072	(375)	3,697
Customer contracts	114	(98)	16	114	(74)	40
Total finite-lived intangible assets	$38,702	$(16,486)	$22,216	$42,983	$(11,374)	$31,609

     The Company obtained its customer relationships intangible asset on the acquisition of Prism and the remaining 25.1% of EasyPay on July 3, 2006 and October 1, 2006, respectively. On acquisition, the customer relationships intangible asset represented the fair value of relationships developed with customers of Prism and EasyPay in the information and communications technology and financial services industries as valued by the Company’s management. The customer relationships are amortized over three to 15 years. Aggregate amortization expense on the customer relationships for each of the years ended June 30, 2008 and 2007, was approximately $1.4 million.

     The Company obtained its software and unpatented technology intangible asset on the acquisition of Prism and the remaining 25.1% of EasyPay on July 3, 2006 and October 1, 2006, respectively. The software and unpatented technology was valued by Prism’s technical team and includes the development of software across all divisions within Prism and EasyPay. The software and unpatented technology is amortized over three years. Aggregate amortization expense on the software and unpatented technology for each of the years ended June 30, 2008 and 2007, was approximately $3.6 million.

     The Company obtained its FTS patent on its acquisition of Net 1 Investment Holdings (Proprietary) Limited (“Net 1 Holdings”) on July 12, 2000. 100% of Net 1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $3.2 million at the year end exchange rate of $1: ZAR7.97), which was satisfied through the issuance of 9,750,000 shares of the Company’s common stock. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $1.6 million (or $1.6 million at the year end exchange rate of $1:ZAR7.97) . Net 1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based. The FTS patent is amortized over ten years. Aggregate amortization expense on the FTS patent for the year ended June 30, 2008 was approximately $0.5 million (2007: $0.5 million, 2006: $0.6 million).

     The Company obtained its trademarks on the acquisition of Prism and the remaining 25.1% of EasyPay on July 3, 2006 and October 1, 2006, respectively. These trademarks represent registered trademarks of Prism and EasyPay that were valued by the Company’s management. The trademarks are amortized over five to 20 years. Aggregate amortization expense on the trademarks for each of the years ended June 30, 2008 and 2007, was approximately $0.4 million.

     As a result of the accounting for the Aplitec transaction as a reverse acquisition, the assets and liabilities of the Company were valued in accordance with the requirements of FAS 141. The customer contracts and exclusive licenses were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of five and seven years respectively. Amortization expense for the customer contracts and exclusive licenses for the year ended June 30, 2008, was $0.02 million and $0.6 million, respectively, (2007: $0.02 million and $0.6 million, respectively 2006: $0.02 million and $0.6 million, respectively).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.      GOODWILL AND INTANGIBLE ASSETS, net (continued)

     Intangible assets, net (continued)

     Future annual amortization expense is estimated at $6.7 million per annum. Actual annual amortization expense to be reported in future periods could differ from this estimate as a result of new intangible asset acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

10.    OTHER PAYABLES

	2008	2007

Participating merchants settlement obligation	$29,597	$11,241
Payroll-related payables	1,759	1,308
Accruals	7,364	6,725
Value-added tax payable	1,539	1,968
Other	9,713	6,825
Provisions	7,460	6,390
	$57,432	$34,457

11.    CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS

     The Company’s balance sheet reflects two classes of equity - common stock and linked units.

     The linked units comprise the following instruments which are linked and cannot be traded separately:

  a right to special convertible preferred stock,

  B Class preference shares in New Aplitec and

  B Class loans issued by New Aplitec.

     Although the linked units include certain instruments (the B Class preference shares and the B Class loans) that are legally equity of a subsidiary of Net1, they have been treated as equity of Net1 and recorded as part of shareholders’ equity in these consolidated financial statements, in recognition of their substance, which is economically equivalent to that of common stock.

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
for the years ended June 30, 2008, 2007 and 2006
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
for the years ended June 30, 2008, 2007 and 2006
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

     During the year ended June 30, 2008, 773,681 shares of special convertible preferred stock were converted to common stock. The trigger events that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 5,700,807 linked units during year ended June 30, 2008. The net result of these conversions was that 5,700,807 B class preference shares and B class loans were ceded to Net1 during the year ended June 30, 2008, which converted 773,681 shares of special convertible preferred stock to 773,681 common stock in return for the ownership of the 5,700,807 B class preferred shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 773,681 and the number of outstanding shares of special convertible preferred stock has decreased by 773,681. In addition, as a consequence of the conversion, at June 30, 2008, Net1 owned 201,001,369 B class preferred shares and B class loans. The reduction in the B class preference shares from $0.007 million to $0.006 million is due to the cession to Net1 of the B class preference shares as a result of the trigger events.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
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

12.    REVENUE

	2008	2007	2006

Sale of goods – comprising mainly hardware and
software sales	$39,021	$27,716	$17,867
Loan-based interest and fees received	8,585	11,460	15,017
Services rendered – comprising mainly fees and
commissions and contract variation fees	206,450	184,792	163,214
	$254,056	$223,968	$196,098

     System implementation revenue, arising from the contract with the Central Bank of Ghana amounted $14.2 million for the year ended June, 2008. System implementation revenue is recognized using the percentage of completion method. Sale of goods – comprising mainly hardware and software sales includes approximately $7.2 million related to hardware sales. Services rendered – comprising mainly fees and commissions and contract variation fees includes approximately $7.0 million related to services rendered which is primarily software customization services performed. During the years ended June 30, 2007 and 2006 the Company had no revenue that it may have recognized using the percentage of completion method.

13.    STOCK-BASED COMPENSATION

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
for the years ended June 30, 2008, 2007 and 2006
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

     The estimated expected volatility was calculated based on the volatilities of similar listed companies within the payment processing industry. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was approximately $3.0 million. There are no tax consequences related to options granted to employees of Company subsidiaries incorporated in South Africa. As of June 30, 2008, the Company has recorded a deferred tax asset of approximately $0.1 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of sale by the option recipient and the exercise price from income subject to taxation in the United States.

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
for the years ended June 30, 2008, 2007 and 2006
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

     In August 2007, the Remuneration Committee of the Board of Directors of the Company approved an award of 591,500 restricted shares of the Company’s common stock to executive officers and other employees of the Company. These restricted shares are referred to as non-vested equity shares in terms of FAS 123R and the Company has accounted for the restricted shares awarded in terms of the guidance provided in FAS 123R.

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
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.    STOCK-BASED COMPENSATION (continued)

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
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.    STOCK-BASED COMPENSATION (continued)

     Activity under the 2004 Stock Incentive Plan, other stock options and options granted to employees of Prism

     Activity under the Plan, the options granted to the new employee in January 2006 and options granted to Prism employees for the years ended June 30, 2008, 2007 and 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)
Balance outstanding – July 1, 2005	872,094	3.00	9.00	14,302
Granted to new employee	200,000	30.71	10.00
Exercised	(239,367)	3.00	-	6,331
Balance outstanding – June 30, 2006	832,727	9.66	8.36	22,775
Options granted to Prism employees	904,674	22.51	10	-
Options granted under Plan on August 24, 2006	569,120	22.51	10	-
Exercised	(326,706)	-	-	4,565
Forfeitures	(605,272)	-	-	-
Balance outstanding – June 30, 2007	1,374,543	$16.3	8.2	$10,840
Exercised	(324,542)	-	-	7,320
Forfeitures	(96,623)	-	-	-
Balance outstanding – June 30, 2008	953,378	$18.20	7.4	$5,813

     During the years ended June 30, 2008 and 2007, Prism employee resignations and terminations resulted in forfeitures of approximately 96,623 and 405,000 options, respectively.

Exercisable	344,897	$13.08	6.9	$3,869

     During each of the years ended June 30, 2008, 2007 and 2006, approximately 430,000, 537,000 and 300,000, respectively, stock options became exercisable.

     Options granted to certain employees on August 24, 2006, were automatically exercised on May 8, 2008 and 2007, as the employees did not provide the Company with an automatic exercise waiver notice. In accordance with the terms of the option agreements, 6,448 and 111,748 shares were withheld from these employees to settle the exercise price. These 6,448 and 111,748 shares are reflected as treasury shares and 1,951 of these shares are available to the Company for issue under the Plan.

     During the years ended June 30, 2008 and 2007, respectively, the Company received approximately $2.3 million and $3.7 million from employees exercising stock options and approximately $0.5 million and $0.6 million from employees repaying loans granted.

     The Company issues new shares to satisfy stock option exercises.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.    STOCK-BASED COMPENSATION (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a net stock compensation charge of $4.0 million, $0.9 million and $0.2 million for the year ended June, 2008, 2007 and 2006, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2008
Stock-based compensation charge	$4,257	$319	$3,938
Benefit of stock compensation charge related to options
forfeited	(286)	(147)	(139)
Total – year ended June 30, 2008	$3,971	$172	$3,799

Year ended June 30, 2007
Stock-based compensation charge	$1,126	$272	$854
Benefit of stock compensation charge related to options granted
in January 2006	(216)	-	(216)
Total – year ended June 30, 2007	$910	$272	$638

Year ended June 30, 2006
Stock-based compensation charge	$216	$-	$216
Total – year ended June 30, 2006	$216	$-	$216

     The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of June 30, 2008, the total unrecognized compensation cost related to stock options was approximately $3.1 million, which the Company expects to recognize over approximately three years. As of June 30, 2008, the total unrecognized compensation cost related to restricted stock awards was approximately $10.6 million, which the Company expects to recognize over approximately three years. As of June 30, 2008, interest due from employees related to loans extended to fund stock option exercises was approximately $0.01 million.

     The Company has recognized a deferred tax asset of approximately $0.4 million and $0.05 million, respectively, for the years ended June 30, 2008 and 2007, related to its stock compensation charge under FAS 123R.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.    INCOME TAXES

     Presented below is the analysis of the income tax provision for each of the years ended June 30, and the reconciliation of income taxes, calculated at the fully distributed South African income tax rate, to the income tax provision included in the accompanying statements of operations for each of the years ended June 30:

	2008	2007	2006
Income tax provision
Current income tax provision	$45,520	$40,778	$35,027
Change in tax rate	(5,397)	-	(155)
Deferred taxation charge (benefit)	(931)	(3,204)	1,781
Income tax provision	$39,192	$37,574	$36,653

Income tax rate reconciliation
Income taxes at fully distributed South African tax rates	35.45%	36.89%	36.89%
Permanent items	0.02%	0.40%	0.63%
Foreign tax credits	-%	(2.57)%	-%
Movement in valuation allowance	(0.11)%	2.38%	1.02%
Change in tax rate	(4.28)%	-%	(0.16)%
Income tax provision	31.08%	37.10%	38.38%
Current	36.10%	40.26%	36.68%
Change in tax rate	(4.28)%	-%	(0.16)%
Deferred	(0.74)%	(3.16)%	1.86%

     On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007) (“Revenue Laws Act”), was promulgated in South Africa. The Revenue Laws Act included the legislation to reduce the rate of STC from 12.50% to 10.00%, effective October 1, 2007 which resulted in an enacted tax rate of 35.45% for the year ended June 30, 2008.

     In February 2008, the South African Finance Minister announced a reduction in the corporate rate of taxation for South African companies from 29% to 28%. The Company only recognizes changes in taxation legislation in its reported results once it has been promulgated in South Africa. The change in the corporate rate of taxation for South African companies had not been promulgated as of June 30, 2008. The change in the corporate rate of taxation for South African companies was enacted on July 22, 2008, and the Company will reflect the change in its fully distributed rate during the three months ended September 30, 2008.

     There were no changes to the enacted tax rate in the year ended June 30, 2007.

     The enacted tax rate in South Africa changed from 37.78% to 36.89% during the year ended June 30, 2006.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.    INCOME TAXES (continued)

     The following table shows the significant components included in deferred income taxes as at June 30:

	2008	2007

Deferred tax assets

Assessed losses	$2,502	$4,623
Provisions and accruals	2,453	2,093
FTS patent	1,987	2,472
Stock-based compensation	364	-
Deferred income	264	189
Intangible assets	682	540
Foreign tax credits	2,399	2,399
Other	1,801	1,694
Total deferred tax assets before valuation allowance	12,452	14,010
Valuation allowances	(4,872)	(5,284)
Total deferred tax assets, net of valuation allowance	7,580	8,726

Total deferred tax liabilities:

Intangible assets	7,769	10,709
Prepaid expenses	69	252
STC liability, net of STC credits	26,820	26,235
FIN 48 related adjustments	426	-
Other	373	721
Total deferred tax liabilities	35,457	37,917

Reported as
Current deferred tax assets	5,597	7,028
Long term deferred tax liabilities	33,474	36,219

Net deferred income tax liabilities	$27,877	$29,191

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

     Net1 management believes that Net1 will be able to utilize some of its net operating loss carry forward during the year ended June 30, 2009. Accordingly, a valuation allowance has been provided for the net operating loss carry forward which management believes it is more likely than not that there will not be sufficient taxable income to utilize the net operating loss carry forward. As of June 30, 2008, Net1 has provided a valuation allowance of $1.8 million. During the year ended June 30, 2008, Net1 utilized approximate $2.1 million of its net operating loss carry forward against taxable income. No new net operating loss deferred tax assets were created for Net1 during the year ended June 30, 2008.

     During the year ended June 30, 2007, Net1 utilized approximately $1.1 million of its net operating loss carry forward against taxable income and reversed approximately $0.1 million of its 2006 net operating loss carry forward deferred tax asset.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.    INCOME TAXES (continued)

     Net1 - Movement in valuation allowance (continued)

     Net1’s management has been advised that a deferred tax asset is required for the difference between the accounting basis of its equity-accounted investments and its tax base. Accordingly, the Company has recognized a deferred tax asset of approximately $1.0 million related losses incurred by its equity-accounted investments. Management has provided a valuation allowance for the full amount of the equity-accounted investments deferred tax asset as it does not believe it will have taxable income to utilize these deferred tax assets. Accumulated other comprehensive loss includes these entries related to the deferred tax assets and valuation allowance recognized.

     Net1 has incurred net operating losses as detailed in the following table:

Year of loss	Amount	Year of
		Expiration
2001	$555	2016
2002	166	2017
2003	282	2018
2004	4,532	2019
	$5,535

     Net1 - Foreign tax credits

     Net1 has unused foreign tax credits as of June 30, 2008 and 2007, which its management believes will be utilized in future periods. The unused foreign tax credits expire after ten years and accordingly $0.9 million and $1.5 million, respectively, expire in 2016 and 2017.

     South African subsidiaries – movement in valuation allowance

     Net operating losses

     Net operating losses incurred in South Africa generally expire if a company does not trade during the year. In South Africa, the subsidiary companies that incurred the losses are currently trading and will continue to trade for the foreseeable future. The South African subsidiary companies net operating losses are presented in the following table:

Year of loss	Amount
2007 (at June 30, 2008 rate of $1: ZAR 7.96)	$2,746
2008	-
$2,746

     During the year ended June 30, 2008, subsidiary companies in South Africa utilized $4.4 million of its net operating losses carried forward from prior years against taxable income generated during the current year.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.    INCOME TAXES (continued)

     South African subsidiaries – movement in valuation allowance (continued)

     Intangible assets

     At the end of the 2005 fiscal year it was determined that certain intangible assets and the FTS patent had new tax bases as a result of certain reorganizations that occurred in connection with the Aplitec transaction. Consequently a gross deferred tax asset of $6.9 million was recognized in respect of these deductible temporary differences and the other side of the entry was recorded directly in equity in accordance with the requirements of EITF Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or With Its Shareholders Under FASB Statement No. 109. The tax deduction for the intangible asset is claimable in two equal amounts beginning in the tax year ended June 30, 2005. The tax deduction for the FTS patent is claimable over a 20 year period beginning in the tax year ended June 30, 2005. Management has considered all available evidence, both positive and negative, including forecasts of taxable income over its five-year forecasting period, and determined based on the weight of that evidence, that as at 30 June 2008, a valuation allowance is needed for approximately 69% (2007: 71%) of the deduction claimable related to the FTS patent as there may not be sufficient taxable income in the future to offset this deduction. The valuation allowance of $2.3 million recognized on initial recognition of the deferred tax asset has also been charged directly against equity resulting in a net credit to equity of $4.6 million. There was no significant movement in the valuation allowance during the years ended June 30, 2008 and 2007 and the valuation allowance as of June 30, 2008 and 2007, respectively, is approximately $1.4 million and $1.7 million.

     Adoption of Fin 48 during fiscal 2008

     The adoption of FIN 48 on July 1, 2007, has resulted in the recognition of gross unrecognized tax benefits for uncertain tax positions of $0.2 million and a reduction in deferred tax assets of $0.3 million. There was no cumulative effect adjustment to the opening balance of retained earnings arising as a result of the adoption of FIN 48 and the adjustment on adoption of FIN48 was recorded directly to retained earnings for the year ended June 30, 2008. This adjustment is presented in our consolidated statements of movements in shareholders’ equity. FIN 48 requires adoption on a prospective basis and prior periods have not been restated to account for any uncertain tax positions that may or may not have been in existence in those fiscal periods or at the close of such fiscal period.

      On adoption, the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate was $0.5 million, which was included as a reduction to the beginning balance of retained earnings on the balance sheet. As of July 1, 2007, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet. The Company files income tax returns mainly in South Africa and in the US federal jurisdiction. As of July 1, 2007, the Company is no longer subject to income tax examination by the South African Revenue Service for years before July 1, 2003. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

     The Company increased its unrecognized tax benefits by $0.2 million and reduced its deferred tax assets by approximately $0.1 million during the year ended June 30, 2008.

     The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2008:

2008
Unrecognized tax benefits recognized on adoption of FIN 48	$496
Gross increases - tax positions in current period	417
Foreign currency adjustment	(100)
Unrecognized tax benefits - closing balance	$813

     As of June 30, 2008, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     During the year ended June 30, 2008, the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate was $0.4 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.    INCOME TAXES (continued)

     Adoption of Fin 48 during fiscal 2008 (continued)

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     As of June 30, 2008, the Company is no longer subject to income tax examination by the South African Revenue Service for years before June 30, 2004.

15.    EARNINGS PER SHARE

     The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in Note 11, the linked units have the same rights and entitlements as those attached to common stock.

     As the linked units owned by holders are exchangeable for special convertible preferred stock at the ratio of 7.37:1, which is then converted to common stock at the ratio of 1:1, the basic earnings per share for the year ended June 30, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (57.2 million) of weighted average common stock (52.3 million) and special convertible preferred stock (4.9 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the year ended June 30, 2008, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of June 30, 2008, the vesting conditions in respect of a portion of the awards had been satisfied. The vesting conditions are discussed in note 13 – Stock-based compensation.

     The basic earnings per share for the year ended June 30, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (56.9 million) of common stock (51.3 million) and special convertible preferred stock (5.6 million) in issue.

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
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.    EARNINGS PER SHARE (continued)

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2008, 2007 and 2006.

	2008	2007	2006
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	52,355	51,280	49,198
Weighted average effect of dilutive securities: employee stock options	343	453	712
Weighted average number of outstanding shares of common stock – diluted	52,698	51,733	49,910

	2008	2007	2006
	‘000	‘000	‘000
Weighted average number of outstanding linked units – basic	4,882	5,656	7,315
Weighted average effect of dilutive securities: employee stock options	32	50	106
Weighted average number of outstanding linked units – diluted	4,914	5,706	7,421

	2008	2007	2006
	‘000	‘000	‘000
Total weighted average number of outstanding shares used to calculated earnings
per share – basic	57,237	56,936	56,513

Total weighted average number of outstanding shares used to calculated earnings
per share – diluted	57,612	57,439	57,331

16.    COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income (loss) consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income (loss) for each of the three years ended June 30, 2008 was:

	2008	2007	2006
Net income	$86,695	$63,679	$59,232
Foreign currency translation adjustments	(33,905)	5,848	(17,077)
	$52,790	$69,527	$42,155

17.    SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information:

     The following table presents the supplemental cash flow disclosures for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Cash received from interest	$27,366	$16,139	$14,496
Cash paid for interest	$11,255	$11,462	$8,741
Cash paid for income taxes	$35,384	$29,520	$27,857

     Supplemental non-cash financing activities:

     Financing activities

     As discussed in Note 13, during the years ended June 30, 2008 and 2007, the Company acquired 6,448 and 111,748 of the Company’s common stock at $24.00 and $25.39 per share, respectively, from employees exercising stock options as a result of net share exercises under the terms of the option agreements. These shares are included in the share count and amount reflected as treasury shares issued on the consolidated balance sheet as of June 30, 2008 and 2007.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
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

     The Transaction-based activities segment currently consists mainly of a state welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2008, there were three such customers, providing 31%, 16% and 10% of total revenue (2007: three such customers, providing 31%, 17% and 11% of total revenue; 2006: three such customers, providing 38%, 19% and 12% of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

     The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement.

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
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.    OPERATING SEGMENTS (continued)

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

		June 30,
	2008	2007	2006

Revenues
Transaction-based activities	$153,444	$139,006	$117,186
Smart card accounts	35,914	34,562	36,220
Financial services	8,251	11,241	16,129
Hardware, software and related technology sales	56,447	39,159	26,563
Total	254,056	223,968	196,098

Inter-company Revenues
Transaction-based activities	4,243	4,087	4,257
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	1,107	1,618	-
Total	5,350	5,705	4,257

Operating income
Transaction-based activities	84,229	78,785	60,653
Smart card accounts	16,325	15,710	16,464
Financial services	1,935	3,351	6,929
Hardware, software and related technology sales	11,708	6,115	16,721
Corporate/ Eliminations	(3,811)	(7,085)	(11,154)
Total	110,386	96,876	89,613

Interest earned
Transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	27,411	16,413	14,638
Total	27,411	16,413	14,638

Interest expense
Transaction-based activities	11,590	11,823	8,700
Smart card accounts	-	-	-
Financial services	-	1	11
Hardware, software and related technology sales	79	16	38
Corporate/ Eliminations	20	172	-
Total	11,689	12,012	8,749

Depreciation and amortization
Transaction-based activities	4,755	4,959	4,046
Smart card accounts	-	-	-
Financial services	434	392	470
Hardware, software and related technology sales	4,312	4,343	-
Corporate/ Eliminations	1,321	1,356	1,194
Total	$10,822	$11,050	$5,710

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.    OPERATING SEGMENTS (continued)

		June 30,
	2008	2007	2006

Income taxation expense
Transaction-based activities	$21,512	$19,544	$15,032
Smart card accounts	4,735	4,556	4,774
Financial services	559	971	2,005
Hardware, software and related technology sales	3,809	5,777	4,838
Corporate/ Eliminations	8,577	6,726	10,004
Total	39,192	37,574	36,653

Net income
Transaction-based activities	51,942	47,418	36,919
Smart card accounts	11,592	11,154	11,690
Financial services	1,371	2,376	4,913
Hardware, software and related technology sales	7,797	273	11,847
Corporate/ Eliminations	13,993	2,458	(6,137)
Total	86,695	63,679	59,232

Expenditures for long-lived assets
Transaction-based activities	2,774	3,093	1,372
Smart card accounts	-	-	-
Financial services	562	279	449
Hardware, software and related technology sales	227	373	-
Corporate/ Eliminations	-	-	-
Total	$3,563	$3,745	$1,821

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

19.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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
for the years ended June 30, 2008, 2007 and 2006
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

     Currency exchange risk

     The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and US dollar. The Company has used forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand.

     As of June 30, 2008, 2007 and 2006, the outstanding foreign exchange contracts are as follows:

     As of June 30, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	1,995	ZAR	12.3688	ZAR	12.4508	July 7, 2008
EUR	6,000	ZAR	12.0701	ZAR	12.4508	July 7, 2008
EUR	2,400	ZAR	12.5100	ZAR	12.4618	July 11, 2008
EUR	689,200	ZAR	12.1065	ZAR	12.4782	July 17, 2008
EUR	1,995	ZAR	12.1772	ZAR	12.5085	July 28, 2008
EUR	32,331	ZAR	12.4862	ZAR	12.5167	July 31, 2008
EUR	140,000	ZAR	12.4730	ZAR	12.5167	July 31, 2008
EUR	140,000	ZAR	11.9793	ZAR	12.5167	July 31, 2008
EUR	(140,000)	ZAR	12.3395	ZAR	12.4319	July 31, 2008
EUR	8,750	ZAR	12.0207	ZAR	12.5167	July 31, 2008
EUR	245,250	ZAR	12.1800	ZAR	12.5573	August 15, 2008
EUR	4,550	ZAR	12.6757	ZAR	12.5842	August 25, 2008
USD	542,500	ZAR	7.9100	ZAR	7.9484	August 28, 2008
EUR	86,178	ZAR	12.6631	ZAR	12.6057	September 2, 2008
EUR	1,470	ZAR	12.7000	ZAR	12.6277	September 10, 2008
USD	24,600	ZAR	8.0090	ZAR	8.0405	October 10, 2008
EUR	82,400	ZAR	12.2199	ZAR	12.7685	October 31, 2008
EUR	(82,400)	ZAR	12.5773	ZAR	12.6764	October 31, 2008
EUR	82,400	ZAR	12.7820	ZAR	12.8456	November 28, 2008

     As of June 30, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	102,000	ZAR	7.1600	ZAR	7.1180	August 31, 2007
EUR	572,900	ZAR	9.7360	ZAR	9.6639	September 14, 2007

     As of June 30, 2006

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	627,372	ZAR	8.0529	ZAR	9.3259	November 30, 2006
EUR	17,091	ZAR	8.5339	ZAR	9.1744	August 1, 2006
EUR	(627,372)	ZAR	8.2625	ZAR	9.3259	November 30, 2006

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     Translation risk

     Translation risk relates to the risk that the Company’s results of operations will vary significantly as the US dollar is its reporting currency, but it earns most of its revenues and incurs most of its expenses in ZAR. The US dollar to ZAR exchange rate has fluctuated significantly over the past two years. As exchange rates are outside the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

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

20.    COMMITMENTS AND CONTINGENCIES

     Operating lease commitments

     The Company leases certain premises. At June 30, 2008, the future minimum payments under operating leases consist of:

Due within 1 year	$1,771
Due within 2 years	1,586
Due within 3 years	1,357
Due within 4 years	668
Due within 5 years	$191

     Operating lease payments related to the premises and equipment were $4.2 million, $4.0 million and $3.3 million, respectively, for the years ended June 2008, 2007 and 2006, respectively.

     Capital commitments

     As of June 30, 2008 and 2007, the Company had outstanding capital commitments of approximately $1.3 million and $0.07 million, respectively which had been approved by the directors.

     Purchase obligations

     As of June 30, 2008 and 2007, the Company has purchase obligations totaling $6.9 million and $5.8 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.    COMMITMENTS AND CONTINGENCIES (continued)

     Guarantees

     In 2001, Aplitec issued a guarantee of $3.2 million (R20 million) to Nedbank Limited (“Nedbank”), regarding the guarantee provided by Nedbank to the Eastern Cape provincial government. The guarantee was required by the provincial government that Cash Paymaster Services (Proprietary) Limited, a wholly owned subsidiary of Aplitec, would perform under the contract for the provision of welfare grants to beneficiaries in the province. The maximum potential amount that Aplitec could pay is $2.5 million (R20 million), re-measured at the year end exchange rate of $1:ZAR7.96. This bank guarantee is in respect of the Company’s own performance of the contract and the Company is not guaranteeing the performance of any other party.

     Contingencies

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of our business.

     Management of the Company currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or our results of operations.

21.    SHORT-TERM FACILITIES

     As of June 30, 2008, the Company had short-term facilities in South African Rand of approximately $62.8 million, translated at exchange rates applicable as of June 30, 2008. The interest rate applicable to these short-term facilities is the South African prime overdraft rate (15.50% per annum at June 30, 2008) less 225 basis points. As of June 30, 2008, the Company had not utilized its short-term facilities. The Company’s management believes its current short-term facilities are adequate in order to meet its future obligations to distribute social welfare grants.

     On August 27, 2008, the Company pledged $25 million of its US dollar-denominated balances as partial security for the bank finance required to complete the BGS acquisition. The Company expects to repay the amount obtained from the bank from internally generated funds within six months from the date of draw down and to be released from the pledge after the repayment.

22.    RELATED PARTY TRANSACTIONS

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

     The South African Trust was created as a result of the Aplitec transaction to hold the units of reinvesting shareholders. The Company does not have any interests in the trust nor does it have any involvement in the day-to-day operations of the trust. The Company pays the expenses of the trust which comprise mainly the administrative costs related to the conversion by unit holders to Net1 common stock. During the years ended June 30, 2008, 2007 and 2006, the Company incurred expenses of approximately $0.1 million, $0.2 million and $0.1 million, respectively, related to these administrative costs. As of June 30, 2008, $0.02 million is included in accounts payable and should be paid by September 2008.

23.    ACQUISITIONS

     2007 Acquisitions

     Prism

     On July 3, 2006, the Company acquired the entire issued and outstanding share capital of Prism for ZAR1.16 per share (approximately $0.16, at the USD:ZAR exchange rate as of July 3, 2006) for a total consideration of $95.2 million which was paid in cash. The acquisition has been accounted for as a purchase business combination in accordance with FAS 141.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.    ACQUISITIONS (continued)

     2007 Acquisitions (continued)

     Prism (continued)

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

     During fiscal 2007 and 2006, EasyPay processed approximately 441 million and 358 million, respectively, transactions on behalf of retailers, bill issuers and financial institutions. The bulk of these transactions were acquired through a base of approximately 50,000 customer-owned terminals, the majority of which are installed at all the retail locations of South Africa’s two largest retailers, who have approximately 65% of the South African retail market share between them. Prism has also developed a core competency in mobile communications and licenses its intellectual property to manufacturers of Global System for Mobile Communication (“GSM”) Subscriber Identity Module (“SIM”) cards and mobile operators.

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

     The following table sets forth the amount paid for Prism using exchange rates applicable as of July 3, 2006:

Acquisition of the entire issued and outstanding share capital of Prism for cash	$95,178
Costs directly related to the acquisition	2,342
Total purchase price	$97,520

     The following table sets forth the final allocation of the purchase price using exchange rates applicable as of July 3, 2006:

Cash and cash equivalents	$15,090
Accounts receivable, net	7,756
Inventory	1,497
Property, plant and equipment	4,211
Intangible assets	27,900
Trade and other payables	(13,842)
Income taxes payable	(1,223)
Deferred tax assets	2,993
Deferred tax liabilities	(10,366)
Minority interests	(751)
Goodwill (see Note 9)	64,255
Total purchase price	$97,520

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.    ACQUISITIONS (continued)

     2007 Acquisitions (continued)

     Prism (continued)

     The purchase price allocation was performed by the Company’s management as of June 30, 2007.

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
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.      ACQUISITIONS (continued)

     2007 Acquisitions (continued)

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

     FAS 141 requires the acquisition of some or all of the noncontrolling equity interests in a subsidiary, whether acquired by the parent, the subsidiary itself, or another affiliate, to be accounted for using the purchase method. Accordingly the fair value of assets and liabilities acquired were determined by management as of October 1, 2006. The following table sets forth the final allocation of the purchase price using exchange rates applicable as of October 1, 2006:

Property, plant and equipment	$1,848
Trade and other receivables	1,202
Cash and cash equivalents	2,477
Trade and other payables	(3,864)
Amounts owing to group companies	(158)
Taxation	(324)
Intangible assets	16,155
Deferred tax assets	132
Deferred tax liabilities	(4,685)
Total value of EasyPay	12,783

Fair value of remaining 25.1% of EasyPay acquired	3,209

Purchase price	8,795

Goodwill acquired (see Note 9)	$5,586

     The results of the remaining 25.1% of EasyPay’s operations acquired effective October 1, 2006 are reflected in the Company’s financial statements from October 1, 2006.

     The purchase price of $8.8 million, translated at exchange rates prevailing on October 1, 2006, was paid in January 2007.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.    ACQUISITIONS (continued)

     2007 Acquisitions (continued)

     SmartSwitch Nigeria

     During the year ended June 30, 2007, the Company established SmartSwitch Nigeria Limited (“SmartSwitch Nigeria”) and owns 80% of the 1,000,000 shares of SmartSwitch Nigeria. In addition, as of June 30, 2008, the Company has provided loan funding totaling approximately $1.2 million to SmartSwitch Nigeria. This loan funding was set off against amounts due by SmartSwitch Nigeria to the Company related to sales of hardware and services provided to SmartSwitch Nigeria by the Company.

     In addition, shareholders owning 20% of SmartSwitch Nigeria has provided loan funding of $3.5 million to SmartSwitch Nigeria. This loan funding is presented as interest bearing liabilities – outside shareholders loans on the consolidated balance sheet as of June 30, 2008 and 2007.

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

24.    COSTS RELATED TO PUBLIC OFFERING AND NASDAQ LISTING

     Net1 completed a public offering and Nasdaq listing in August 2005. The Company incurred the following costs in connection with this transaction during the year ended June 30, 2006:

Year ended
June 30,
2006
Legal fees	$1,007
Printing	243
Accounting fees	25
Regulatory and filing fees	165
Other	89
Total costs related to public offering and Nasdaq listing	$1,529

     The Other category includes costs related to venue hire, travel, bank charges and other miscellaneous expenses related to the public offering and Nasdaq listing. All costs related to the public offering are non-deductible for taxation purposes.

     Share issue costs of $2.4 million were incurred relating to the underwriters exercising their over allotment option. The share issue costs have been charged directly to additional paid-in capital.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2008, 2007 and 2006
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

25.    UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statements of income for each quarter of fiscal 2008 and 2007:

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2008	2008	2007	2007	YTD
	(In thousands except per share data)

Revenue	$62,231	$63,066	$68,500	$60,259	$254,056
Operating income	27,604	28,650	28,226	25,906	110,386
Net income	21,482	26,967	20,318	17,928	86,695
Earnings per share (common stock and linked units)
Basic earnings per share, in $	0.38	0.47	0.36	0.31	1.52
Diluted earnings per share, in $	$0.38	$0.47	$0.35	$0.31	$1.50

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2007	2007	2006	2006	YTD
	(In thousands except per share data)

Revenue	$60,196	$61,275	$49,571	$52,926	$223,968
Operating income	24,491	29,068	20,142	23,175	96,876
Net income	17,531	18,253	12,823	15,072	63,679
Earnings per share (common stock and linked units)
Basic earnings per share, in $	0.31	0.32	0.23	0.27	1.12
Diluted earnings per share, in $	$0.31	$0.32	$0.22	$0.26	$1.11

26.     SUBSEQUENT EVENTS

Acquisition of BGS

     On August 27, 2008, the Company acquired 80.10% of BGS Smartcard Systems AG, (“BGS”), an Austrian private company that provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. BGS’s system, Dual Universal Electronic Transactions, (“DUET”), was developed by BGS as a derivative of the first version of the Company’s UEPS technology that it licensed to BGS in 1993. BGS’ largest customer is Sberbank, the largest financial institution in Russia, which owns the remaining 19.90% of the company. In the acquisition, the Company paid the selling shareholders approximately €71.5 million, approximately $112.9 million at the year end exchange rate of $1: €0.6334, in cash and issued certain shareholders an aggregate of 40,134 shares of the Company’s common stock. The Company financed the cash portion of the purchase price with the proceeds of bank financing. The Company expects to repay the bank financing from internally generated funds in the next six months.

Listing on JSE and trigger event

     The Company has initiated the process of obtaining an inward listing of its common stock on the Johannesburg Securities Exchange Limited (“JSE”), in South Africa. The listing in South Africa will require regulatory approval from the South African Reserve Bank (“SARB”), who considers exchange control applications, and the JSE. The Company has received approval from SARB that its inward listing on the JSE would constitute a trigger event which would result in the winding up of the New Aplitec Participation Trust. As a result of this trigger event all the special convertible preferred stock would be converted into common stock and the B class shares and B class loans attached to the special convertible preferred stock would be ceded to Net1. If the JSE listing and therefore the trigger event occurs, the Company will no longer present special convertible preferred stock or B class preference shares related to the Aplitec transaction completed in 2004 in its consolidated balance sheet.

*********************