Form 10-Q
period 2008-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2008-11-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

As of October 31, 2008 (the latest practicable date), 58,399,595 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and June 30, 2008	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2008 and 2007	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	41
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	42
Item 6.	Exhibits	45
Signatures		45
EXHIBIT 2.12
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2008	2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$245,924	$272,475
Pre-funded social welfare grants receivable	64,834	35,434
Accounts receivable, net of allowances of – September: $243; June: $260	42,048	21,797
Finance loans receivable, net of allowances of – September: $1,086; June: $1,007	4,114	4,301
Deferred expenditure on smart cards	98	78
Inventory	6,840	6,052
Deferred income taxes	6,112	5,597
Total current assets	369,970	345,734
LONG-TERM RECEIVABLE	192	207
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $25,759; June: $24,753	8,297	6,291
EQUITY-ACCOUNTED INVESTMENTS	2,969	2,685
GOODWILL	114,310	76,938
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
September: $18,461; June: $16,486	92,344	22,216
TOTAL ASSETS	588,082	454,071
LIABILITIES
CURRENT LIABILITIES
Short-term loan facility	110,000	-
Accounts payable	8,379	4,909
Other payables	49,880	57,432
Income taxes payable	17,058	14,162
Total current liabilities	185,317	76,503
DEFERRED INCOME TAXES	38,716	33,474
OTHER LONG-TERM LIABIBILITIES, including minority interest loans	4,507	3,766
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	228,540	113,743
MINORITY INTEREST	1,898	-
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 83,333,333 with $0.001 par value;
Issued shares - September: 53,598,304; June: 53,423,552	52	52
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - September: 4,801,291; June: 4,882,429	5	5
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by Net1) - September:
35,377,959; June: 35,975,818	6	6
ADDITIONAL PAID-IN-CAPITAL	121,625	119,283
TREASURY SHARES, AT COST: September: 306,269; June: 306,269	(7,950)	(7,950)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(49,090)	(37,820)
RETAINED EARNINGS	292,996	266,752
TOTAL SHAREHOLDERS’ EQUITY	357,644	340,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$588,082	$454,071

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2008	2007
	(In thousands, except per share data)
REVENUE	$67,935	$60,259
EXPENSE
COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	19,236	15,143
SELLING, GENERAL AND ADMINISTRATION	17,998	16,464
DEPRECIATION AND AMORTIZATION	3,423	2,746

OPERATING INCOME	27,278	25,906
UNREALIZED FOREIGN EXCHANGE GAIN
RELATED TO SHORT-TERM INVESTMENT	6,076	-
INTEREST INCOME, net	3,162	2,982
INCOME BEFORE INCOME TAXES	36,516	28,888
INCOME TAX EXPENSE	9,902	10,872
NET INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND LOSS FROM
EQUITY-ACCOUNTED INVESTMENTS	26,614	18,016
MINORITY INTEREST	60	(196)
LOSS FROM EQUITY-ACCOUNTED
INVESTMENTS	(310)	(284)
NET INCOME	$26,244	$17,928
Net income per share
Basic earnings, in cents – common stock and linked
units	45.7	31.4
Diluted earnings, in cents – common stock and
linked units	45.4	31.2

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2008	2007
	(In thousands)

Cash flows from operating activities
Net income	$26,244	$17,928
Depreciation and amortization	3,423	2,746
Loss from equity-accounted investments	310	284
Fair value adjustment related to financial liabilities	(36)	(73)
Fair value of FAS 133 derivative adjustments	64	7
Unrealized foreign exchange gain related to short-term
investment	(6,076)	-
Interest payable	639	117
Loss (Profit) on disposal of property, plant and equipment	1	(10)
Minority interest	60	(196)
Stock-based compensation charge	1,205	841
Facility fee amortized	748	-
(Increase) Decrease in accounts receivable, pre-funded
social welfare grants receivable and finance loans receivable	(46,141)	5,538
(Increase) Decrease in deferred expenditure on smart cards	(23)	94
Increase in inventory	(217)	(1,765)
(Decrease) Increase in accounts payable and other payables	(14,415)	12,419
Decrease in taxes payable	3,409	496
(Decrease) Increase in deferred taxes	(2,170)	1,817
Net cash (used in) provided by operating activities	(32,975)	40,243

Cash flows from investing activities
Capital expenditures	(2,844)	(671)
Proceeds from disposal of property, plant and equipment	1	41
Acquisition of BGS, net of cash acquired	(95,328)	-
Acquisition of shares in equity-accounted investments	(550)	-
Net cash used in investing activities	(98,721)	(630)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	155	150
Proceeds from short-term loan facility	110,000	-
Payment of facility fee	(1,100)	-
Proceeds from bank overdrafts	2	9
Repayment of bank overdraft	(1)	(16)
Net cash provided by financing activities	109,056	143

Effect of exchange rate changes on cash	(3,911)	4,039

Net (decrease) increase in cash and cash equivalents	(26,551)	43,795

Cash and cash equivalents – beginning of period	272,475	171,727

Cash and cash equivalents – end of period	$245,924	$215,522

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three Months Ended September 30, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

     References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

     Translation of foreign currencies

     The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have the euro, Russian rouble or Indian rupee as their functional currency. The current rate method is used to translate the financial statements of the Company to US dollars. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders’ equity.

     Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

     Recent accounting pronouncements adopted

     Effective July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”) for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities;. however, it does not require any new fair value measurements.

     In determining the fair value of our assets and liabilities, the Company uses various valuation approaches, predominantly the market and income approaches. FAS 157 establishes a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on its reliability. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”) which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance.

     The adoption of FAS 157 for financial assets and liabilities has not had a material effect on the Company’s results of operations or financial position.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements adopted (continued)

     Effective July 1, 2008, the Company adopted FASB SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. The Company evaluated its existing financial instruments and elected not to adopt the fair value option on its financial instruments. However, because the FAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in future. As a result, the adoption of FAS 159 has not had a material effect on the Company’s results of operations or financial position.

     Recent accounting pronouncements not yet adopted as of September 30, 2008

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

     In February 2008, the FASB issued FASB Statement of Position (“FSP”) FAS 157-2 (“FSP FAS 157-2”) which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Entities are encouraged to adopt FAS 157 for measurements of nonfinancial assets and nonfinancial liabilities in its entirety as long as they have not yet issued financial statements during that year. An entity that chooses to adopt FAS 157 in its entirety must do so for all nonfinancial assets and nonfinancial liabilities within its scope. The Company is currently reviewing the impact of the adoption of SFAS No. 157 for all non-financial assets and liabilities on its financial statements.

2. Acquisition of BGS

     On August 27, 2008, the Company acquired 80.1% of the issued share capital of BGS Smartcard Systems AG (“BGS”), an Austrian private company for a total consideration of $101.6 million in cash and the issuance of an aggregate of 40,134 shares of Net1 common stock to certain former BGS shareholders. As described in note 10, the Company financed the cash portion of the purchase price with the proceeds of short-term bank financing which was repaid in full on October 16, 2008. For practical purposes the acquisition date has been set as August 31, 2008.

     BGS provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. BGS’ system, Dual Universal Electronic Transactions (“DUET”), was developed by BGS as a derivative of the first version of our Universal Electronic Payment System (“UEPS”) technology that the Company licensed to BGS in 1993. BGS’ largest customer is Sberbank, the largest financial institution in Russia, which owns the remaining 19.9% of BGS. The Company acquired BGS because it fits in well with the Company’s strategy to grow in developing economies.

2. Acquisition of BGS (continued)

     The following table sets forth the components of the purchase price for the BGS acquisition using exchange rates applicable as of August 31, 2008:

Cash paid at closing to former BGS shareholders	$101,611
Cash payable to former BGS shareholders on March 31, 2009	2,213
40,134 shares of Net1 common stock valued at $24.46 per share issued to certain former BGS
shareholders	982
Estimated costs directly related to the acquisition	2,457
Total purchase price	$107,263

     The following table sets forth the preliminary allocation of the purchase price:

Cash and cash equivalents	$6,283
Accounts receivable, net	3,218
Inventory	740
Property, plant and equipment	350
Intangible assets (see Note 9)	74,209
Trade and other payables	(7,181)
Income taxes payable	-
Other long-term liabilities	(631)
Deferred tax assets	10,657
Deferred tax liabilities (see Note 9)	(18,552)
Minority interests	(1,838)
Goodwill (see Note 9)	40,008
Total purchase price	$107,263

     The preliminary purchase price allocation was based on management estimates as of September 30, 2008, and may be adjusted up to one year following the closing of the transaction. The purchase price allocation has not been finalized as management is still in the process of performing its detailed analysis of assets and liabilities and contingencies acquired. In addition, all costs related to the acquisition have not been identified and allocated.

     The results of BGS’ operations are reflected in the Company’s financial statements from September 1, 2008. The following pro forma consolidated results of operations have been prepared as if the acquisition of BGS had occurred on July 1, 2008 and 2007, respectively:

	Pro forma results for	Pro forma results for
	the quarter ended	the quarter ended
	September 30, 2008	September 30, 2007

Revenue	69,293	63,741

Net income before minority interest and earnings
from equity-accounted investments	21,639	15,463

Net income	21,332	15,171

Earnings per share – basic (in cents)	37.1	26.5

Earnings per share – diluted (in cents)	36.9	26.4

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
basic earnings per share	57,460,646	57,149,976

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
diluted earnings per share	57,790,809	57,492,564

2. Acquisition of BGS (continued)

     The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

     a) An adjustment to reduce interest income on the Company’s cash reserves for the three months ended September 30, 2008 and 2007, as a result of the payment of the cash portion of the purchase price of $101.6 million, at an assumed pre-tax South African interest rate of 10.89% and 10.69% respectively. This adjustment also assumes that the cash had been paid out 50 days after the beginning of the period presented, rather than at the beginning of the period, because Net1 financed the cash portion of the purchase price with the proceeds of a loan facility that was repaid in full 50 days after closing of the Acquisition, and thus, continued to earn interest on these cash reserves for the first 50 days of the period until the loan was repaid in full. The adjustment has been tax-effected using a fully-distributed rate for the three months ended September 30 2008 and 2007, of 34.55% and 35.45%, respectively;

     b) an adjustment to decrease interest income, net for the three months ended September 30, 2008 and 2007, for the interest on the short-term facility of $0.3 million and $0.8 million and the facility fee of $0.4 million and $1.1 million, respectively. The interest and facility fee are not deductible for taxation purposes;

     c) An adjustment to increase amortization expense based on the estimated fair value of the identifiable intangible asset from the purchase price allocation, which are being amortized over its estimated useful life of seven years, of approximately $2.7 million and $2.5 million for the three months ended September 30, 2008 and 2007, as well as the related adjustment to deferred tax of $0.7 million and $0.6 million.

3. Costs related to JSE listing

     The Company completed its inward listing, a secondary listing, on the JSE Limited (“JSE”) in South Africa on October 8, 2008. The Company did not issue any additional shares in connection with the listing, however, the listing did result in a trigger event which converted all of the Company’s special convertible preferred stock to common stock (see note 11). The Company’s selling, general and administration expense includes the costs incurred related to the listing on the JSE. The table below presents the costs incurred in connection with the Company’s listing on the JSE during the three months ended September 30, 2008:

Three
months
ended
September
30, 2008
Advisory fee to sponsor	$122
Legal fees	122
Regulatory and filing fees	93
Printing	47
Accounting fees	27
Total costs related to JSE listing	$411

4. Cash and cash equivalents

     Included in cash and cash equivalents is $110 million (or ZAR 852.6 million at the $:ZAR exchange rate on the date of the transaction) invested in a 32 day call account instrument. The Company entered into an asset swap arrangement (in the form of a 32-day call account instrument) in order to facilitate the short-term loan facility described in note 10, however this asset swap arrangement was not linked to the loan facility and did not require redemption on the same date as the repayment of the loan facility. The Company earned interest at a rate of one month US dollar London Interbank Offered Rate (“LIBOR”) plus 0.25% on this instrument. The Company was required to mark to market the instrument as of September 30, 2008 for exchange rate movements, and has recorded an unrealized foreign exchange gain of approximately $6.1 million for the three months ended September 30, 2008.

     The Company gave a call notice to the obligor on September 10, 2008, and the capital of $110 million (or ZAR 1,100.7 million) and interest on this instrument was repaid on October 16, 2008. The Company realized a total gain of approximately $24.8 million (or ZAR 248.1 million at the $:ZAR exchange rate on the date of the repayment) on this instrument. The Company recognized an unrealized gain during the three months ended September 30, 2008, of approximately $6.1 million and expects to recognize an additional gain of approximately $18.7 million (at the $:ZAR exchange rate on the date of the repayment) during the three months ended December 31, 2008.

5. Pre-funded social welfare grants receivable

     The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces and pre-funding provided to certain merchants participating in our merchant acquiring system. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The October 2008 payment service commenced during the last four days of September 2008 and was offered at merchant locations only.

6. Deferred expenditure on smart cards

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

7. Inventory

     The Company’s inventory comprised the following categories as of September 30, 2008 and June 30, 2008.

	September 30,	June 30,
	2008	2008

Raw materials	$217	$111
Finished goods	6,623	5,941
	$6,840	$6,052

8. Equity-accounted investments

     The percentage ownership and functional currency of the Company’s equity-accounted investments is presented in the table below:

	%	Functional currency of
	Owned	the equity-accounted
Equity-accounted investment	by Net1	investment
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	Namibia Dollar
SmartSwitch Botswana (Pty) Ltd (“SmartSwitch Botswana”)	50%	Botswana Pula
VTU De Colombia S.A. (“VTU Colombia”)	50%	Colombian Peso
Vietnam Payment Technologies Joint Stock Company (“VinaPay”)(1)	30%	Vietnamese Dong
(1) – acquired during the first quarter of fiscal 2008.

     In August 2008, the Company acquired additional shares in VinaPay for approximately $0.3 million. The Company’s current shareholding remains at 30%. These funds will be used to fund operating activities.

     In September 2008, the Company acquired additional shares in VTU Colombia for approximately $0.3 million. The Company’s current shareholding remains at 50%. These funds will be used to fund operating activities.

     The functional currency of the Company’s equity-accounted investments is not the US dollar and thus the equity-accounted investments are restated at the period end US dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income.

8. Equity-accounted investments (continued)

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2008 and September 30, 2008:

	Equity	Loans	Loss	Elimination	Total

Balance as of June 30, 2008	$1,984	$3,312	$(2,295)	$(316)	$2,685
Share capital acquired	550	-	-	-	550
Share capital acquired– VinaPay	300	-	-	-	300
Share capital acquired– VTU
Colombia	250	-	-	-	250
(Loss) Earnings from equity-
accounted investments	-	-	(457)	147	(310)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(1)	-	-	(72)	78	6
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(1)	-	-	(104)	69	(35)
Loss from equity-accounted
investment – VTU Colombia	-	-	(246)	-	(246)
Loss from equity-accounted
investment – VinaPay	-		(35)	-	(35)
Foreign currency adjustment(2)	(105)	(73)	190	32	44
Balance as of September 30, 2008	$2,429	$3,239	$(2,562)	$(137)	$2,969

     (1) – includes the recognition of realized net income as described below.
     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     The Company is required to eliminate its percentage of the net income generated from sales to its equity-accounted investments. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings (loss) from equity-accounted investments in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2008 and 2007. The realized amount related to the elimination is included in the loss from equity-accounted investments line in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2008 and 2007. The Company will recognize this net income from these sales during the period in which the hardware and software it has sold to its equity-accounted investments are utilized in its operations, or has been sold to third party customers, as the case may be.

9. Goodwill and intangible assets

     On August 27, 2008, the Company acquired 80.1% of the issued share capital of BGS, for a total consideration of $101.6 million in cash and the issuance of an aggregate of 40,134 shares of Net1 common stock to certain former BGS shareholders. As described in note 10, the Company financed the cash portion of the purchase price with the proceeds of short-term bank financing which was repaid in full on October 16, 2008. For practical purposes the acquisition date has been set as August 31, 2008. The goodwill associated with the acquisition of BGS represents the excess of cost over the fair value of acquired net assets. A portion of the goodwill is tax deductible. See note 2 for the allocation of the purchase price to the fair value of acquired net assets.

     Goodwill

     The goodwill associated with the acquisition of BGS has been allocated to the Company’s hardware, software and related technology sales segment on August 31, 2008 (see note 2).

9. Goodwill and intangible assets (continued)

     Goodwill (continued)

Summarized below is the movement in carrying value of goodwill for the three months ended September 30, 2008.

Carrying
value

Balance as of July 1, 2008	$76,938
Acquisition of BGS as of August 31, 2008	40,008
Foreign currency adjustment (1)	(2,636)
Balance as of September 30, 2008	$114,310

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the euro against the US dollar on the carrying value of goodwill.

     As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September	June 30,
	30, 2008	2008

Transaction-based activities	$34,002	$34,997
Smart card accounts	-	-
Financial services	4,328	4,455
Hardware, software and related technology sales	75,980	37,486
Total	$114,310	$76,938

     Intangible assets

     Summarized below is the fair value of the intangible asset acquired, translated at the exchange rate applicable as of August 31, 2008, and the weighted-average amortization period of the intangible asset:

Weighted-
	Fair value	Average
	as of	Amortization
	August 31,	period (in
	2008	years)
Finite-lived intangible asset:
Customer relationships	$74,206	7

     A deferred tax liability of $18.6 million, at exchange rates applicable as of August 31, 2008, was recognized at the Austrian statutory tax rate of 25% on August 31, 2008, related to the intangible asset acquired.

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2008 and June 30, 2008:

	As of September 30, 2008			As of June 30, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$88,305	$(3,695)	$84,610	$15,679	$(2,581)	13,098
Software and unpatented technology	9,691	(7,260)	2,431	9,974	(6,638)	3,336
FTS patent	4,674	(3,857)	817	4,811	(3,850)	961
Exclusive licenses	4,506	(2,807)	1,699	4,506	(2,645)	1,861
Trademarks	3,515	(738)	2,777	3,618	(674)	2,944
Customer contracts	114	(104)	10	114	(98)	16
Total finite-lived intangible assets	$110,805	$(18,461)	$92,344	$38,702	$(16,486)	$22,216

     (1) The customer relationships acquired in August 2008 have been combined with the other customer relationships recognized by the Company.

9. Goodwill and intangible assets (continued)

Intangible assets (continued)

     Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2008, was approximately $2.4 million (three months ended September 30, 2007 was approximately $1.7 million). Future annual amortization expense is estimated at approximately $12.0 million, however, this amount could differ from the actual amortization as a result of changes in useful lives, exchange rate fluctuations and other relevant factors.

10. Short-term facilities

     As of September 30, 2008, the Company had short-term facilities in South African Rand of approximately $61.0 million, translated at exchange rates applicable as of September 30, 2008. As a result of the global liquidity crisis the Company’s South African banks increased the overdraft rate on the Company’s short-term facilities on October 10, 2008, from 13.25% to 14.35% . In addition, BGS has short-term facilities of approximately $1.4 million, translated at exchange rates applicable as of September 30, 2008, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of September 30, 2008, the Company had not utilized any of its short-term facilities. The Company’s management believes its current short-term facilities are sufficient in order to meet its future obligations to distribute social welfare grants.

Short-term loan facility obtained to fund the BGS acquisition

     The Company obtained a $110 million six month bank loan facility to fund the cash portion of the purchase price for the BGS acquisition. The Company was entitled to settle the full facility at any time during the six month period without incurring a prepayment penalty. During the three months ended September 30, 2008, the Company utilized approximately $103 million of this facility to pay the cash portion of the purchase price, the $1.1 million facility fee and transaction-related costs. The interest rate charged on this facility was LIBOR plus 2.50% .

     The Company pledged $25 million of its US dollar-denominated cash reserves and the A class shares and B class shares it owned in its South African subsidiary, Net1 Applied Technologies South Africa Limited (“New Aplitec”) as collateral security for the bank loan. This cash has been included in cash and cash equivalents as of September 30, 2008, because at the time it entered into the facility, the Company expected to repay the full amount of the facility in less than three months.

      The Company paid the lender an upfront facility fee of $1.1 million and has amortized the facility fee over the period that the loan was outstanding. Included in interest income, net for the three months ended September 30, 2008, is $0.7 million related to the facility fee. The remaining $0.4 million will be expensed during the three months ended December 31, 2008.

     On October 16, 2008, the Company used internally generated funds to repay the loan in full and all collateral security arrangements were terminated.

11. Capital structure and creditor rights attached to the B Class Loans

     As described in Note 11 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the Company’s balance sheet reflects two classes of equity - common stock and linked units.

     During the three months ended September 30, 2008, 81,138 shares of special convertible preferred stock were converted to common stock. The trigger event that gave rise to these conversions were requests by linked unit-holders to sell and/or convert 597,859 linked units during the three months ended September 30, 2008. The net result of these conversions was that 597,859 B class preference shares and B class loans were ceded to Net1 during the three months ended September 30, 2008, which converted 81,138 shares of special convertible preferred stock to 81,138 shares of common stock in return for the ownership of 597,859 B class preference shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 81,138 and the number of outstanding shares of special convertible preferred stock has decreased by 81,138. In addition, as a consequence of the conversion, Net1 now owns 201,599,228 B class preference shares and B class loans.

     The listing of all of the Company’s common stock on the JSE Limited on October 8, 2008, was a trigger event and accordingly all remaining outstanding special convertible preferred stock converted to Net1 common stock. As a result of the conversion, the number of outstanding shares of common stock has increased by 4,801,291 and the number of outstanding shares of special convertible preferred stock has decreased by 4,801,291 to nil. In addition, as a result of the conversion, Net1 owned all of the 236,977,187 B class preference shares and B class loans.

11. Capital structure and creditor rights attached to the B Class Loans (continued)

     On October 16, 2008, New Aplitec repaid the A and B class loans to Net1 and bought back the B class preference shares from Net1 for a total of approximately $84.7 million (ZAR 847.4 million at the negotiated $:ZAR exchange rate on October 16, 2008). As a result, as of October 16, 2008, the only class of shares that New Aplitec has in issue are its A class ordinary shares, all of which are owned by Net1.

12. Earnings per share

     The entire consolidated net income of the Company is attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units. As described in note 11 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the linked units had the same rights and entitlements as those attached to common shares. As discussed in note 11, all of the linked unit holders as of September 30, 2008, converted their linked units to common stock as a result of listing of all of the Company’s common stock on the JSE.

     As the linked units owned by holders, other than the Company, were exchangeable for special convertible preferred stock at the ratio of 7.37:1, which were then converted to common stock at the ratio of 1:1, the basic earnings per share for the three months ended September 30, 2008, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (57.4 million) of common stock (52.6 million) and special convertible preferred stock (4.8 million) in issue. Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended September 30, 2008, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of September 30, 2008, the vesting conditions in respect of a portion of the awards had been satisfied.

     The basic earnings per share for the three months ended September 30, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (57.1 million) of common stock (51.4 million) and special convertible preferred stock (5.7 million) in issue.

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three months ended September 30, 2008 and 2007.

	Three months ended
	September 30,
	2008	2007
	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	52,635	51,454
Weighted average effect of dilutive securities:
employee stock options	302	309
Weighted average number of outstanding shares of
common stock – diluted	52,937	51,763

	Three months ended
	September 30,
	2008	2007
	‘000	‘000
Weighted average number of outstanding linked units –
basic	4,801	5,656
Weighted average effect of dilutive securities:
employee stock options	28	34
Weighted average number of outstanding linked units –
diluted	4,829	5,690

12. Earnings per share (continued)

	Three months ended
	September 30,
	2008	2007
	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	57,436	57,110

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	57,766	57,453

13. Comprehensive income

     The Company’s comprehensive income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income for the three months ended September 30, 2008 and 2007 was:

	Three months ended
	September 30,
	2008	2007
Net income	$26,244	$17,928
Foreign currency translation adjustments	(11,270)	5,862
	$14,974	$23,790

14. Stock-based compensation

     Options Granted under 2004 Stock Incentive Plan

     On August 27, 2008, the Company granted options to purchase 560,000 shares of common stock at an exercise price of $24.46 to employees of the Company. These options become exercisable over a period of four and three quarter years commencing May 8, 2009. The period during which the options become exercisable are presented in the table below. The Company believes that it is reasonably likely that the employees will exercise the options within two years after they become exercisable. Any unexercised options expire on August 27, 2018. The options were valued using the Cox Ross Rubinstein binomial model using the following assumptions:

	Market
	and	Expected		Risk free	Estimated
	Exercise	life	Dividend	rate of	expected
Option exercisable	Price ($)	(in days)	yield	return	volatility
On or after May 8, 2009 and prior to May 8, 2010	24.46	619	0%	2.0%	35%
On or after May 8, 2010 and prior to May 8, 2011	24.46	984	0%	4.5%	30%
On or after May 8, 2011 and prior to May 8, 2012	24.46	1349	0%	4.5%	30%
On or after May 8, 2012 and prior to May 8, 2013	24.46	1714	0%	3.5%	33%
On or after May 8, 2013	24.46	2079	0%	3.5%	35%

     The estimated expected volatility was calculated based on the previous experience obtained from grants issued by the Company as well as the expected volatility of the Company’s stock in future periods. Using the Cox Ross Rubinstein binomial model, the fair value of these options on the grant date was approximately $4.0 million. There are no tax consequences related to options granted to employees of the Company’s subsidiaries incorporated in Austria and South Africa, respectively. As of September 30, 2008, the Company has recorded a deferred tax asset of approximately $0.1 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of sale by the option recipient and the exercise price from income subject to taxation in the United States.

     Awards that expire or are cancelled without delivery of shares generally become available for issuance under the Plan.

14. Stock-based compensation

     Other Stock-Based Awards Granted under 2004 Stock Incentive Plan

     On August 27, 2008, the Remuneration Committee approved an award of 3,474 restricted shares of the Company’s common stock to two directors of the Company. One-third of the restricted shares will vest on each of August 27, 2009, 2010 and 2011. Vesting of the restricted shares is conditioned upon each recipient’s continuous service with the Company as a member of its Board of Directors through the applicable vesting dates. If either recipient ceases to be a member of the Board of Directors for any reason, all of his restricted shares that are not then vested and nonforfeitable will be immediately forfeited and transferred to the Company upon such cessation for no consideration. Until 11 months after the restricted shares becomes vested and nonforfeitable, it may not be sold, assigned, transferred, pledged, hypothecated, exchanged, or disposed of in any way (whether by operation of law or otherwise).

     The grant date fair value of the 3,474 restricted shares was based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant. The stock-based compensation charge for this award is recognized over the service period of three years. Once vested, a tax deduction for the 3,474 restricted shares granted is allowed.

14. Stock-based compensation (continued)

     Summary of Stock Option Activity

     The following table summarizes stock option activity for the three months ended September 30, 2008, and 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)
Balance outstanding – July 1, 2007	1,374,543	$16.30	8.20	$10,840
Exercised	(49,998)	-	-	1,172
Balance outstanding – September 30, 2007	1,324,545	$16.80	8.00	$13,782

Balance outstanding – July 1, 2008	953,378	$18.20	7.4	$5,813
Granted	560,000	$24.46	10	-
Exercised	(50,006)	-	-	1,270
Balance outstanding – September 30, 2008	1,463,372	$21.12	8.27	$3,102

     No stock options became exercisable during the three months ended September 30, 2008 and 2007.

     During each of the three months ended September 30, 2008 and 2007, the Company received approximately $0.2 million from stock options exercised. The Company issues new shares to satisfy stock option exercises.

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $1.2 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended September 30, 2008
Stock-based compensation charge	$1,205	$61	$1,144
Total – Three months ended September 30, 2008	$1,205	$61	$1,144

Three months ended September 30, 2007
Stock-based compensation charge	$841	$100	$741
Total – Three months ended September 30, 2007	$841	$100	$741

     The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of September 30, 2008, the total unrecognized compensation cost related to stock options was approximately $6.8 million, which the Company expects to recognize over approximately four years. As of September 30, 2008, the total unrecognized compensation cost related to restricted stock awards was approximately $9.9 million, which the Company expects to recognize over approximately two years. As of September 30, 2008, interest due from employees related to loans extended to fund stock option exercises was approximately $0.1 million.

     As of September 30, 2008, the Company has recorded a deferred tax asset of approximately $0.5 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

15. Operating segments

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

     The Company currently has four reportable segments each of which operates mainly within South Africa: Transaction-based activities, Smart card accounts, Financial services and Hardware, software and related technology sales. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets. The operations of BGS have been allocated to the Hardware, software and related technology sales operating segment.

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three months ended September 30, 2008, there were two such customers, providing 30% and 15%, of total revenue (each of the three months ended September 30, 2007: three such customers, providing 34%, 17% and 10%, respectively, of total revenue).

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

     The Hardware, software-related and technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. From September 1, 2008, the segment includes the operations of BGS, which comprise mainly hardware sales and licenses of the DUET system. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, SIM card licenses and other software licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application. Sales to SmartSwitch Nigeria Limited and the related taxation implications are not reflected in revenue to external customers, operating income, income taxation expense or net income after taxation presented in the tables below.

Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

15. Operating segments (continued)

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2008	2007

Revenues to external customers
Transaction-based activities	$40,344	$38,164
Smart card accounts	8,570	9,136
Financial services	1,784	2,183
Hardware, software and related technology sales	17,237	10,776
Total	67,935	60,259
Inter-company revenues
Transaction-based activities	1,010	1,079
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	702	-
Total	1,712	1,079
Operating income
Transaction-based activities	21,638	20,589
Smart card accounts	3,895	4,152
Financial services	327	446
Hardware, software and related technology sales	4,134	1,940
Corporate/Eliminations	(2,716)	(1,221)
Total	27,278	25,906
Interest earned
Transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	6,730	5,288
Total	6,730	5,288
Interest expense
Transaction-based activities	2,196	2,303
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	112	3
Corporate/Eliminations	1,260	-
Total	3,568	2,306
Depreciation and amortization
Transaction-based activities	1,114	1,198
Smart card accounts	-	-
Financial services	113	104
Hardware, software and related technology sales	1,875	1,113
Corporate/Eliminations	321	331
Total	$3,423	$2,746

15. Operating segments (continued)

	Three months ended
	September 30,
	2008	2007

Income taxation expense
Transaction-based activities	$5,578	$5,414
Smart card accounts	1,090	1,204
Financial services	92	129
Hardware, software and related technology sales	1,575	601
Corporate/Eliminations	1,567	3,524
Total	9,902	10,872
Net income after taxation
Transaction-based activities	13,866	13,067
Smart card accounts	2,805	2,949
Financial services	235	315
Hardware, software and related technology sales	2,881	1,337
Corporate/Eliminations	6,457	260
Total	26,244	17,928
Segment assets
Total	588,082	417,206
Expenditures for long-lived assets
Transaction-based activities	2,083	510
Smart card accounts	-	-
Financial services	591	100
Hardware, software and related technology sales	170	61
Corporate/Eliminations	-	-
Total	$2,844	$671

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

16. Income tax in interim periods

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

     For the three months ended September 30, 2008, the tax charge was calculated using the expected effective tax rate for the year (34.55%) . Our effective tax rate for the three months ended September 30, 2008 was 27.1% and includes the effect of the change in the fully distributed tax rate from 35.45% to 34.55% . The change in the fully distributed tax rate from 35.45% to 34.55% is discussed below.

16. Income tax in interim periods (continued)

     The Company increased its unrecognized tax benefits by $0.1 million and reduced its deferred tax assets by approximately $0.1 million during the three months ended September 30, 2008. As of September 30, 2008, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Austria, Russian Federation and in the US federal jurisdiction. As of September 30, 2008, the Company is no longer subject to income tax examination by the South African Revenue Service for years before September 30, 2004. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

     On February 20, 2008, the Finance Minister of South Africa announced the decrease in statutory rate of taxation for South African domiciled companies from 29% to 28% for all fiscal years ending on or after April 1, 2008. The change in tax rate was promulgated on July 22, 2008. The fully distributed tax rate was reduced to 34.55% from 35.45% during the first quarter of fiscal 2009 and has resulted in an income tax benefit included in the Company’s income tax expense line on its unaudited condensed consolidated statements of operations for the three months ended September 30, 2008. The income tax expense of approximately $10.0 million for the three months ended September 30, 2008, includes an income tax benefit of approximately $3.5 million resulting from the reversal of a portion of the deferred tax assets and liabilities recognized as of June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

     Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2008. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Trends and Material Developments Affecting our Business

South African Provincial Contracts

     On November 3, 2008, the South African Social Security Agency, or SASSA, notified bidders that it has terminated the tender process without awarding new contracts, citing a number of defects in the original request for proposal published by SASSA and in the bid evaluation process. SASSA also stated that it has deferred a decision about commencing a new tender process.

     Refer to discussion under “Part II. Other Information–Item 1A. Risk Factors.”

International Expansion

     BGS Acquisition

     On August 27, 2008, we acquired 80.1% of the issued share capital of BGS Smartcard Systems AG, or BGS, an Austrian private company, for a total consideration of $101.6 million in cash and the issuance of an aggregate of 40,134 shares of our common stock to certain former BGS shareholders. We financed the cash portion of the purchase price with the proceeds of short-term bank financing which we repaid in full on October 16, 2008. We discuss the bank financing facility in more detail under “Liquidity and Capital Resources.” In connection with the bank financing, which was denominated in US dollars, we entered into an asset swap arrangement (in the form of a 32-day call account instrument) in order to facilitate the bank loan. As a result of a significant deprecation of the ZAR against the US dollar during the time the asset swap was in place, we recorded an unrealized gain of approximately $6.1 million for the first quarter of fiscal 2009 and expect to record an additional gain during our second fiscal quarter. We discuss the impact of this asset swap arrangement on our results of operations in more detail under “ - Results of Operations – Consolidated overall results of operations”

     BGS provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. BGS’ system, Dual Universal Electronic Transactions (“DUET”), was developed by BGS as a derivative of the first version of our UEPS technology that we licensed to BGS in 1993. BGS’ largest customer is Sberbank, the largest financial institution in Russia, which owns the remaining 19.9% of BGS. We acquired BGS because it fits in well with our strategy to grow in developing economies.

     The results of BGS’ operations are reflected in our financial statements from September 1, 2008. BGS’ activities are similar to those performed by our hardware, software and related technology sales segment and include payment system implementations which occur on an ad hoc basis. Accordingly, revenues are difficult to predict, however, over the past two fiscal years BGS has experienced strong hardware sales and software licensing activities during our second quarter of each fiscal year and we expect this trend to continue during our 2009 fiscal year.

     Iraq

     We do not equity account or consolidate the results of our activities in Iraq. Our UEPS banking and payment system went live in Iraq during the first quarter of fiscal 2009 and we commenced registration of war victims. We performed software development activities and delivered ATMs and smart cards to an Iraqi consortium. We expect to generate revenues in the second quarter of fiscal 2009 from license fees and the additional sale of smart cards.

     Ghana

     We do not equity account or consolidate the results of our activities in Ghana. During the first quarter of fiscal 2009 we continued with the delivery of hardware including POS devices and the remaining smart cards under our contract with the Bank of Ghana. In addition, we commenced delivery of smart cards and ATMs under additional purchase orders we received. Enrolment of e-zwich users continued in Ghana during the first quarter of fiscal 2009. We expect to deliver additional smart cards during the second quarter of fiscal 2009.

     Namibia

     We own 50% of SmartSwitch Namibia (Proprietary) Limited, or SmartSwitch Namibia, and the other 50% is owned by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. As of September 30, 2008, SmartSwitch Namibia has activated 245,270 UEPS smart cards and has signed up 180 merchants to accept the UEPS smart cards.

     Botswana

     We own 50% of Smartswitch Botswana (Proprietary) Limited, or SmartSwitch Botswana, and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

     During the first quarter of fiscal 2009, SmartSwitch Botswana commenced registration of food voucher recipients under the tender granted by the Department of Social Services in Botswana. SmartSwitch Botswana expects to commence these activities in the second quarter of fiscal 2009.

     Colombia

     We own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system in Colombia. The VTU system in Colombia is now active with Colombia’s first and third largest mobile operators. VTU Colombia currently operates in Bogotá, Baranquilla and Cartegena and VTU Colombia is expected to expand the VTU system nationally in the next four quarters.

     VTU Colombia commenced VTU operations in August 2007. The following chart presents the growth in VTU Colombia revenue, in Colombia pesos, or COP, and the number of transactions during the fourteen month period ended September 30, 2008:

     The average exchange rate during the fourteen months ended September 30, 2008 was US$ 1: COP 1,974.

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

     VinaPay commenced VTU operations in late December 2007 and generates revenues from mobile phone users when they purchase airtime using the VTU system. In August 2008, VinaPay’s sales and customer service teams focused on increasing the potential VTU distributors and sub-distributors base through a marketing promotion program for its distribution network. The following chart presents the growth in VinaPay revenue, in Vietnamese dong, or VND, and the number of transactions during the nine month period ended September 30, 2008:

     The average exchange rate during the ten months ended October 31, 2008 was US$ 1: VND 16,590.

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

Listing on JSE Limited

     On October 8, 2008, we listed all of our outstanding shares of common stock on the JSE Limited, or JSE, in South Africa. The listing, a secondary or inward listing, of all of our common stock on the JSE was a trigger event and accordingly all remaining outstanding special convertible preferred stock (together with B class shares and loans, link units) converted to Net1 common stock. As a result of the conversion, the number of outstanding shares of common stock has increased by 4,801,291 and the number of outstanding shares of special convertible preferred stock has decreased by 4,801,291 to nil. In addition, as a result of the conversion, Net1 owned all of the 236,977,187 B class preference shares and B class loans. We are required to maintain a register of shareholders in South Africa and on October 8, 2008, these 4,801,291 shares of common stock were transferred to the South African register. Our remaining 53,598,304 shares of common stock are included on our register of shareholders maintained in the US.

     On October 16, 2008, Net1 Applied Technologies South Africa Limited, or New Aplitec, repaid the A and B class loans to Net1 and bought back the B class preference shares from Net1 for a total of approximately $84.7 million (ZAR 847.4 million at the negotiated $:ZAR exchange rate on October 16, 2008). As a result, as of October 16, 2008, the only class of shares that New Aplitec has in issue are its A class ordinary shares, all of which are owned by Net1.

     The main purposes for our listing on the JSE were to:

  enhance South African investors’ awareness of us, thereby enlarging our potential investor base and increasing trade in our shares;
  provide ourselves with an additional source from which capital to facilitate growth can be obtained;
  optimize and simplify our capital structure by eliminating the linked units;
  enable us to externalize our South African reserves when required;
  externalize our South African reserves without incurring significant leakage;
  facilitate direct investment in our common stock by South African residents and the investors utilizing the trading platform operated by the JSE; and
  create additional liquidity for current South African investors.

     As a result of our listing on the JSE our shareholders are now able to trade their share of common stock on the Nasdaq Global Select Market, or Nasdaq, and the JSE. During the first quarter of fiscal 2009, we incurred expenses of approximately $0.4 million related to our inward listing on the JSE.

Progress of wage payment implementation

     During the first quarter of fiscal 2009, we entered into an agreement with our first major corporate customer to utilize the wage payment system. Our customer is the largest provider of security and guarding services in South Africa and employs approximately 20,000 people. We commenced with the registration process during the second quarter of fiscal 2009 and we expect to complete the enrollment of all employees by the end of the third quarter of fiscal 2009.

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

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2008.

  Revenue Recognition – System Implementation Projects;
  Deferred taxation;
  Stock-based compensation;
  Intangible assets acquired through the acquisition of Prism and BGS;
  Accounts receivable and allowance for doubtful debts; and
  Research and development.

     Recent accounting pronouncements adopted

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

     Recent accounting pronouncements not yet adopted as of September 30, 2008

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2008, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2008	2007	2008
ZAR : $ average exchange rate	7.7860	7.1224	7.3123
Highest ZAR : $ rate during period	8.3835	7.5977	8.2440
Lowest ZAR : $ rate during period	7.1557	6.7905	6.4262
Rate at end of period	8.1976	6.9219	7.9645

ZAR: US $ Exchange Rates

     Translation exchange rates

     We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the first quarter of fiscal 2009 and 2007, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2008	2007	2008
Income and expense items: $1 = ZAR.	7.8045	7.1237	7.2905

Balance sheet items: $1 = ZAR	8.1976	6.9219	7.9645

Results of operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in US dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

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

     First quarter fiscal 2009 compared to the first quarter of fiscal 2008

     The following factors had a significant influence on our results of operations during the first quarter of fiscal 2009 as compared with the same period in the prior year:

  increased net income resulting from an unrealized foreign exchange rate gain related to the asset swap we entered into during the period that the short-term loan facility was to remain outstanding;
  increased net income as a result of the change in our fully distributed tax rate from 35.45% to 34.55%;
  significant weakening of the South African rand, our functional currency, against the US dollar, our reporting currency, which had a negative impact on our revenues and net income in US dollars;
  increased revenues and operating income in all provinces where we distribute social welfare grants;
  increased revenues and operating income from hardware sales under our contract to provide the Central Bank of Ghana with a National Switch and Smart Card Payment System utilizing our UEPS technology;
  increased revenues and operating income from the continued adoption of our merchant acquiring system by cardholders;
  decrease in operating income as a result of stock-based compensation charges related to grants of stock options and restricted stock in August 2008.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended September 30,
	2008	2007	$ %
	$ ’000	$ ’000	change
Revenue	67,935	60,259	13%
Cost of goods sold, IT processing, servicing and support	19,236	15,143	27%
Selling, general and administration	17,998	16,464	9%
Depreciation and amortization	3,423	2,746	25%
Operating income	27,278	25,906	5%
Unrealized foreign exchange gain related to short-term
investment	6,076	-
Interest income, net	3,162	2,982	6%
Income before income taxes	36,516	28,888	26%
Income tax expense	9,902	10,872	(9)%
Income before minority interest and earnings from
equity-accounted investments	26,614	18,016	48%
Minority interest	60	(196)
Loss from equity-accounted investments	(310)	(284)	9%
Net income	26,244	17,928	46%

	In South African Rand
Table 4	(US GAAP)
	Three months ended September 30,
			ZAR
	2008	2007	%
	ZAR ’000	ZAR ’000	change
Revenue	530,197	429,269	24%
Cost of goods sold, IT processing, servicing and support	150,127	107,875	39%
Selling, general and administration	141,845	117,285	21%
Depreciation and amortization	26,714	19,561	37%
Operating income	211,511	184,548	15%
Unrealized foreign exchange gain related to short-term
investment	48,800	-
Interest income, net	24,678	21,243	16%
Income before income taxes	284,989	205,791	38%
Income tax expense	77,280	77,449	-%
Income before minority interest and earnings from
equity-accounted investments	207,709	128,342	62%
Minority interest	468	(1,396)
Loss from equity-accounted investments	(2,419)	(2,023)	20%
Net income	204,822	127,715	60%

     Analyzed in ZAR the increase in revenue and cost of goods sold, IT processing, servicing and support for the first quarter of fiscal 2009, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the sale of hardware to the Bank of Ghana and Nedbank Limited, or Nedbank.

     Our operating income margin for the first quarter of fiscal 2009 decreased to 40% from 43% for the first quarter of fiscal 2008 mainly as a result of increased intangible asset amortization related to the BGS acquisition, increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa, and stock based compensation charges.

     The unrealized foreign exchange gain resulted from an asset swap arrangement (in the form of a 32-day call account instrument) that we entered into in connection with the short-term bank financing we obtained to fund the BGS acquisition. We were required to mark to market the instrument as of September 30, 2008, and have recorded an unrealized gain of approximately $6.1 million (ZAR 48.8 million) for the first quarter of fiscal 2009. The call account instrument was repaid to us with accrued interest on October 16, 2008. We realized a total gain of approximately $24.8 million (or ZAR 248.1 million at the $:ZAR exchange rate on the date of the repayment) on this instrument. During the second quarter of fiscal 2009, we expect to recognize an additional gain of approximately $18.7 million (at the $:ZAR exchange rate on the date of the repayment).

     Selling, general and administration expenses increased during the first quarter of fiscal 2009 from the comparable quarter in fiscal 2008 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first and third quarters of fiscal 2008, increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $0.4 million related to our JSE listing.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to the JSE and consultants and advisors assisting with the JSE listing, and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.9 million (ZAR 7.1 million) and $0.6 million (ZAR 4.2 million) during the first quarters of fiscal 2009 and 2008, respectively.

     The table below presents the amortization related to the acquired intangible assets recognized in the Prism and BGS acquisitions and the related tax effects included in our reported results for the first quarter of fiscal 2009 and 2008:

	Three months ended
Table 5	September 30,
	2008	2007
	$ ’000	$ ’000
Amortization included depreciation and amortization:	2,141	1,397
Prism acquisition	1,275	1,397
BGS acquisition	866	-

Deferred tax included in income tax expense:	651	506
Prism acquisition	434	506
BGS acquisition	217	-

	Three months ended
Table 6	September 30,
	2008	2007
	ZAR ’000	ZAR ’000
Amortization included depreciation and amortization:	16,710	9,951
Prism acquisition	9,951	9,951
BGS acquisition	6,759	-

Deferred tax included in income tax expense:	5,079	3,607
Prism acquisition	3,385	3,607
BGS acquisition	1,694	-

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     Interest on surplus cash for the first quarter of fiscal 2009 increased to $6.7 million (ZAR 52.3 million) from $5.3 million (ZAR 37.7 million) for the first quarter of fiscal 2008. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 and higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 13.24% per annum for the first quarter of fiscal 2008 to 15.50% per annum for the first quarter of fiscal 2009.

     Included in interest expense is the facility fee of approximately $0.7 million (ZAR 5.8 million) that we paid to the lender under the short-term loan facility we obtained to fund the BGS acquisition and approximately $0.5 million (ZAR 3.9 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest on the short-term loan facility, during the first quarter of fiscal 2009 interest expense increased due to an increase in the average rates of interest on our short-term facilities. In ZAR, excluding the impact of the facility fee, finance costs increased to $2.9 million (ZAR 22.6 million) for the first quarter of fiscal 2009 from $2.3 million (ZAR 16.4 million) for the first quarter of fiscal 2008.

     Total tax expense for the first quarter of fiscal 2009 was $9.9 million (ZAR 77.3 million) compared with $10.9 million (ZAR 77.4 million) during the same period in the comparable quarter of the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 35.45% to 34.55% results in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in our income tax expense in our unaudited condensed consolidated statement of operations for the first quarter of fiscal 2009. In ZAR, without giving effect to the change in our fully-distributed tax rate, our total tax expense increased, primarily due to the unrealized foreign exchange gain discussed above. Our effective tax rate for the first quarter of fiscal 2009 was 27.1%, compared to 37.6% for the first quarter of fiscal 2008. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 34.55%, offset by an increase in non-deductible expenses during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

     Loss from equity-accounted investments for the first quarter of fiscal 2009 and 2008 were $0.3 million (ZAR 2.4 million) and $0.3 million (ZAR 2.0 million), respectively.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended September 30,
	2008	% of	2007	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	40,344	59%	38,164	63%	6%
Smart card accounts	8,570	13%	9,136	15%	(6)%
Financial services	1,784	3%	2,183	4%	(18)%
Hardware, software and related technology sales	17,237	25%	10,776	18%	60%
Total consolidated revenue	67,935	100%	60,259	100%	13%
Consolidated operating income (loss):
Transaction-based activities	21,638	79%	20,589	79%	5%
Smart card accounts	3,895	14%	4,152	16%	(6)%
Financial services	327	1%	446	2%	(27)%
Hardware, software and related technology sales	4,134	15%	1,940	7%	113%
Corporate/eliminations	(2,716)	(9)%	(1,221)	(4)%	122%
Total consolidated operating income	27,278	100%	25,906	100%	5%

Table 8	In South African Rand (US GAAP)
	Three months ended September 30,
	2008		2007
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	314,864	59%	271,870	63%	16%
Smart card accounts	66,884	13%	65,083	15%	3%
Financial services	13,923	3%	15,551	4%	(10)%
Hardware, software and related technology sales	134,526	25%	76,765	18%	75%
Total consolidated revenue	530,197	100%	429,269	100%	24%
Consolidated operating income (loss):
Transaction-based activities	168,874	79%	146,671	79%	15%
Smart card accounts	30,398	14%	29,578	16%	3%
Financial services	2,552	1%	3,177	2%	(20)%
Hardware, software and related technology sales	32,264	15%	13,820	7%	133%
Corporate/eliminations	(22,577)	(9)%	(8,698)	(4)%	160%
Total consolidated operating income	211,511	100%	184,548	100%	15%

     Transaction-based activities

     In US dollars, revenues increased by 6% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income increased by 5% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     In ZAR, revenues increased by 16% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income increased by 15% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     The increase in revenues and operating income were primarily due to higher average revenue per grant paid in all provinces where we provide a welfare distribution service, higher volumes from four of our provincial contracts, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our transaction-based activities for the first quarter of each of fiscal 2009 and 2008 was 54%. Consistent with prior years, we have experienced inflationary increases in our costs components that were higher than the increases we negotiated with our customers.

     Higher average revenue per grant paid and higher overall volumes from our provincial contracts:

     During the first quarter of fiscal 2009, we experienced growth in four of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the first quarter of fiscal 2009 increased 3% to 12,129,996 from the first quarter of fiscal 2008.

     The volumes under existing provincial contracts during the first quarter of fiscal 2009 as well as average revenue per grant paid are detailed below:

Table 9	Three months ended September 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2008	2007	2008	2007
Province	2008	2007	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	5,230,041	5,040,155	3.07	2.95	23.89	21.01
Limpopo (B)	2,958,456	2,935,110	2.33	2.35	18.15	16.76
North West (C)	1,385,537	1,219,059	3.30	2.96	25.68	21.10
Northern Cape (D)	497,726	496,100	3.09	2.68	24.03	19.06
Eastern Cape (E)	2,058,236	2,137,975	2.12	2.11	16.52	15.02
Total	12,129,996	11,828,399

     (1) Average Revenue per Grant Paid excludes $ 0.71 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.77 (ZAR 5.50) related to the provision of smart card accounts.

     (A) - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to an increase in the value of all grant types, which forms the basis of our remuneration in this province.

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

     Key statistics and indicators related to our merchant acquiring system:

     During the first quarter of fiscal 2009 we performed an extensive exercise to identify those merchants that had contracted to participate in our merchant acquiring system and had an installed but unused POS device. After discussions with these merchants a number of them cancelled their contracts to participate in our merchant acquiring system. In addition, we have implemented procedures to identify merchants that are abusing our merchant acquiring system. If a merchant is identified as abusing the merchant acquiring system, its contract is terminated and its equipment is removed. However, these contract cancellations and terminations have had no impact on the number of grants paid through our merchant acquiring system.

     The key statistics and indicators of our merchant acquiring system during the first quarter of fiscal 2009 and 2008, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	September 30,
	2008	2007
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,170	4,305
Number of participating UEPS retail locations	2,382	2,578
Value of transactions processed through POS devices during the quarter
(2) (in $ ’000)	319,410	266,934
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in $ ’000)	293,899	266,810
Value of transactions processed through POS devices during the quarter
(2) (in ZAR ’000)	2,486,912	1,901,570
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in ZAR ’000)	2,288,288	1,900,684
Number of grants paid through POS devices during the quarter (2)	4,543,147	3,716,230
Number of grants paid through POS devices during the completed pay
cycles for the quarter (3)	4,208,634	3,715,383
Average number of grants processed per terminal during the quarter (2) .	1,061	858
Average number of grants processed per terminal during the completed
pay cycles for the quarter (3)	983	858

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2) Refers to events occurring during the quarter (i.e., based on three calendar months).
(3) Refers to events occurring during the completed pay cycle.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 18 month period ended September 30, 2008:

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 18 month period ended September 30, 2008:

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 18 month period ended September 30, 2008:

          EasyPay transaction fees:

     During the first quarter of fiscal 2009 and 2008, EasyPay processed 135 million and 119 million transactions with an approximate value of $4.1 billion (ZAR 31.7 billion) and $3.7 billion (ZAR 26.1 billion), respectively. The average fee per transaction during the first quarter of fiscal 2009 and 2008, was $0.03 (ZAR 0.22) and $0.03 (ZAR 0.21), respectively. We expect that retail sales in South Africa during the 2008 Christmas season will be adversely affected by the global credit crisis and recent weakness in the South African economy. Accordingly, we believe that the number of transactions processed by EasyPay during the second quarter of fiscal 2009 will not increase compared to the second quarter of fiscal 2008. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the second quarter of fiscal 2009.

     Operating income margins generated by EasyPay during the first quarter of fiscal 2009 and 2008, were 42% and 40%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Our operating income margin at EasyPay increased primarily as a result of the implementation of a new integrated switch which has improved operating efficiencies. We expect the new integrated switch to greatly enhance our offering at EasyPay and enable us to take advantage of new business opportunities.

     Amortization of EasyPay intangible assets during the first quarter of fiscal 2009 and 2008, respectively of $0.4 million (ZAR 3.2 million), is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the first quarter of fiscal 2009 and 2008 was 53% and 52%, respectively.

     Smart card accounts

     In US dollars, revenues decreased by 6% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income decreased by 6% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     In ZAR, revenues increased by 3% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income increased by 3% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     Operating income margin from providing smart card accounts was constant at 45% for the first quarter of fiscal 2009 and 2008.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 4,039,359 smart card-based accounts were active at September 30, 2008, compared to 3,943,580 active accounts as at September 30, 2007. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in four provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

     Financial services

     In US dollars, revenues decreased by 18% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income decreased by 27% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     In ZAR, revenues decreased by 10% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income decreased by 20% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     Revenues from UEPS-based lending decreased during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. We offer the UEPS-based loans to our beneficiaries with the primary purpose of assisting them to repay expensive loans with other loan providers and to escape the debt spiral that they are trapped in. Once our UEPS-based loans are repaid, we believe that the beneficiaries have an enhanced ability to remain debt-free, or take loans in amounts smaller than the original refinancing facility we offered to them. We believe that once cardholders escape the debt spiral they will have more disposable income to spend, including through our merchant acquiring base.

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

     Some of the key indicators of these businesses are illustrated below:

Table 11	As at September 30,
	2008	2007		2008	2007
			$%	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	2,595	5,249	(51)%	21,270	36,336	(41)%
Allowance for doubtful finance loans
receivable	(1,086)	(3,011)	(64)%	(8,900)	(20,840)	(57)%
Finance loans receivable – net	1,509	2,238	(33)%	12,370	15,496	(20)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	2,605	3,064	(15)%	21,355	21,205	1%
Total finance loans receivable,
net	4,114	5,302		33,725	36,701

     Operating income margin for the financial services segment decreased to 18% for the first quarter of fiscal 2009 from 20% for the first quarter of fiscal 2008 primarily due to a lower return on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations, as well as the effect of implementing the NCA.

     Hardware, software and related technology sales

     In US dollars, revenues increased by 60% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income increased by 113% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     In ZAR, revenues increased by 75% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Operating income increased by 133% for the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

     Our Hardware, software and related technology sales segment includes the results of BGS from September 1, 2008. BGS generated revenues and operating income of $1.1 million and $0.4 million, respectively, during the first quarter of fiscal 2009, before amortization of the BGS intangible assets identified and recognized. The amortization of the BGS intangible asset of $0.9 million reduces our operating income.

     The increase in revenues and operating income was primarily due to delivery of hardware to Ghana and Nedbank. In addition, we completed software development activities and delivered hardware under our contract with an Iraqi consortium.

     During the first quarter of fiscal 2009 we delivered hardware, including smart cards and terminals, to the Bank of Ghana and recognized revenue of approximately $3.9 million (ZAR 30.4 million). During the first quarter of fiscal 2008 we recognized revenue of approximately $1.0 million (ZAR7.0 million) from software development and customization activities related to the Bank of Ghana contract

     During the first quarter of fiscal 2009 we recognized revenue of $2.3 million (ZAR 18.2 million) from sales of hardware to Nedbank.

     Amortization of Prism intangible assets during the first quarter of fiscal 2009 and 2008, respectively, was approximately $0.9 million (ZAR 6.7 million) and reduced our operating income.

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

     Corporate/eliminations

     In US dollars, our operating loss increased by $1.5 million for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.

     In ZAR, our operating loss increased by ZAR 12.5 million for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.

     The increase in our losses in this segment resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa, stock-based compensation charges and the JSE listing costs.

     Our operating losses include expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and auditor fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At September 30, 2008, our cash balances were $245.9 million, which comprised mainly ZAR-denominated balances of ZAR 611.1 million ($74.5 million) and US dollar-denominated balances of $157.3 million. Our cash balances decreased from June 30, 2008, levels mainly as a result of payment of taxes, the timing of receipt of payment from the provincial governments and the pre-funding of social welfare grants for the October 2008 payment cycle in the last days of September 2008.

     We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets. However, at September 30, 2008, we held $135 million in 32-day call accounts. We gave a call notice on September 10, 2008, for the $135 million and the funds were released on October 15, 2008.

     Historically, we have financed all operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. However, as a result of South African exchange control restrictions, we were required to obtain a short-term loan facility of $110 million to finance the BGS acquisition. We utilized approximately $103 million of this facility to fund the acquisition and pay the $1.1 million loan facility fee. In early October 2008, we utilized an additional $1.0 million of this facility and in mid-October 2008, we repaid the loan facility in full. Excluding this $110 million loan facility, we have aggregate credit facilities of $63.8 million (ZAR 523.7 million). We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

     As a result of the global liquidity crisis, our South African bank increased the overdraft rate on our short-term facilities on October 10, 2008, from 13.25% to 14.35% .

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

     The amount disbursed through merchants during September 2008 was reimbursed to us by the provincial governments during the first two weeks of October 2008. We typically reimburse merchants within 48 hours after they distribute the grants to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month, and a quarter, however, the situation is typically reversed within a week.

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

     Cash flows from operating activities

     Three months ended September 30, 2008

     Net cash outflows from operating activities for the first quarter of fiscal 2009 was $33.0 million (ZAR 257.8 million) compared to net cash inflows from operating activities of $40.2 million (ZAR 286.5 million) for the first quarter of fiscal 2008. The net cash outflow during the first quarter of fiscal 2009 resulted from the provincial governments paying the amounts due related to the September 2008 pay cycle in early October 2008. In addition, we commenced our grant payment service for October 2008 in the last four days of September at merchant locations only. We typically reimburse merchants within 48 hours after they distribute the grant to the beneficiary and therefore we reimbursed merchants for the October 2008 grants distributed by them during September 2008. The provincial governments typically repay us between seven and 14 days of distributing the grant.

     During the first quarter of fiscal 2009 we made an additional second provisional payment of $7.4 million (ZAR 57.3 million) related to our 2008 tax year in South Africa and paid taxes of $1.2 million related to our 2008 tax year in the United States. See the table below for a summary of all taxes paid (refunded).

     Taxes paid during the first quarter of fiscal 2009 and 2008 were as follows:

Table 12	Three months ended September 30,
	2008	2007	2008	2007
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

Taxation paid related to prior years	8,602	8,357	66,886	60,465
Taxation refunds received	(61)	(10)	(471)	(66)
Total tax paid	8,541	8,347	66,415	60,399

     We expect to pay our third provisional payment related to our 2008 tax year and our first provisional payment related to our 2009 tax year during the second quarter of fiscal 2009.

     Cash flows from investing activities

     Three months ended September 30, 2008

     Cash used in investing activities for the first quarter of fiscal 2009 includes capital expenditure of $2.8 million (ZAR 21.98 million), of which $2.1 million (ZAR 16.1 million) relates to six backend processing machines to maintain and expand current operations and $0.2 million (ZAR 1.6 million) relates to modifications to vehicles acquired to distribute social welfare grants.

     During the first quarter of fiscal 2009 we paid $95.3 million (ZAR 743.3 million), net of cash received, for 80.1% of the outstanding ordinary capital of BGS. Under the stock purchase agreement we will be required to pay an additional $2.0 million (at the $:EUR exchange rate on September 30, 2008) to the former shareholders of BGS on March 31, 2009.

     In August 2008, we acquired additional shares of VinaPay for approximately $0.3 million. Our current shareholding in VinaPay remains at 30%. These funds will be used to fund operating activities.

     In September 2008, we acquired additional shares of VTU Colombia for approximately $0.3 million. Our shareholding in VTU Colombia remains at 50%. These funds will be used to fund operating activities.

     Cash used in investing activities for the first quarter of fiscal 2008 includes capital expenditure of $0.7 million (ZAR 4.8 million), of which $0.2 million (ZAR 1.8 million) relates the acquisition of POS terminals for our merchant acquiring system.

     Cash flows from financing activities

     Three months ended September 30, 2008

     During the first quarter of fiscal 2009 we received $110 million under a short-term loan facility, the proceeds of which we used to fund the BGS acquisition and to pay a $1.1 million facility fee. We repaid the facility in full during the second quarter of fiscal 2009.

     During the first quarter of each of fiscal 2009 and 2008 we received $0.16 (ZAR 1.2 million) and $0.15 million (ZAR 1.1 million), respectively, from employees exercising stock options and repaying loans.

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

     We discuss our capital expenditures during the first quarter of fiscal 2009 under – “Liquidity and capital resources – Cash flows from investing activities.”

     All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.1 million as of September 30, 2008. We anticipate that capital spending for the second quarter of fiscal 2009 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

     Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 13	Payments due by Period, as at September 30, 2008 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Short-term loan facility	$110,000	$110,000	-	-	-
Operating lease obligations	5,956	2,190	3,071	695	-
Purchase obligations	6,523	6,523	-	-	-
Capital commitments	98	98	-	-	-
Total	$122,577	$118,811	$3,071	$695	-

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

Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand. As of September 30, 2008 and 2007, our outstanding foreign exchange contracts were as follows:

     As of September 30, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	140,000	ZAR	11.5630	ZAR	11.8030	October 3, 2008
USD	24,600	ZAR	8.0090	ZAR	8.3003	October 10, 2008
EUR	3,891	ZAR	11.9409	ZAR	11.8561	October 15, 2008
EUR	5,880	ZAR	11.6292	ZAR	11.8643	October 17, 2008
EUR	85,210	ZAR	11.9685	ZAR	11.9216	October 31, 2008
EUR	8,608	ZAR	11.9685	ZAR	11.9216	October 31, 2008
EUR	82,400	ZAR	12.2199	ZAR	11.9216	October 31, 2008
EUR	-82,400	ZAR	12.5773	ZAR	11.8619	October 31, 2008
EUR	82,400	ZAR	12.7820	ZAR	12.0035	November 28, 2008

     As of September 30, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
USD	324,000	ZAR	7.289	ZAR	6.9847	November 30, 2007

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu-Natal and Eastern Cape provinces increases by $19,611 per month, while interest earned per month on any surplus cash increases by $10,531 per $12.2 million (ZAR 100 million).

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

     See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a discussion of the Company’s risk factors. Except for the four risk factors discussed below, there have been no material changes to these risk factors.

     SASSA recently notified bidders that it has terminated the tender process to award contracts for the distribution of social welfare payments and has deferred a decision regarding commencing a new tender process. Until SASSA makes a further announcement, there will continue to be substantial uncertainty about the future contract award process. Our existing contracts are now terminable by SASSA on 30 days’ notice and any non-renewal or termination of our contracts would materially and adversely affect our business.

     We currently derive a majority of our revenues from contracts to distribute social welfare grants on behalf of five of the nine provincial governments of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this concentrated group of customers. During the years ended June 30, 2008, 2007 and 2006, and the three months ended September 30, 2008, we derived approximately 67%, 70%, 77% and 64%, respectively, of our revenues from payments made to us by these provinces under our government social welfare contracts.

     In early 2007, the South African Social Security Agency, or SASSA, commenced a national tender for the award of contracts to distribute social welfare grants throughout South Africa. We participated in the tender process and timely submitted proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. There were a series of extensive delays during the tender process which resulted in numerous extensions of our bid proposals as well as an extension of our existing contracts. Our existing contracts currently expire on March 31, 2009; however, SASSA retains the right to terminate any or all of these contracts on 30 days’ notice to us. On November 3, 2008, SASSA notified bidders that it has terminated the tender process without awarding new contracts, citing a number of defects in the original request for proposal published by SASSA and in the bid evaluation process. SASSA also stated that it has deferred a decision about commencing a new tender process.

     As a result of SASSA’s decision to terminate the tender process and to defer a decision about commencing a new tender process, there is substantial uncertainty about the future contract award process. We intend to continue to provide services under our existing contracts according to their respective terms, as we have for over a decade, but we cannot assure you that these contracts will continue past March 31, 2009. It is even possible that SASSA could seek to terminate any or all of our contracts before then. If SASSA does initiate a new tender process,, we cannot assure you that the tender will result in our receiving contracts to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. Even if we do receive new contracts, we cannot predict the terms that such contracts will contain. Any new contract we receive may contain pricing or other terms, such as provisions relating to early termination, that are not as favorable to us as the contracts under which we currently operate. In addition, we believe it is likely that any new tender specification would include a requirement for the successful bidder to pre-fund the social welfare grants in the relevant province for a one month period, as we currently are required to do under certain of our existing provincial contracts, which would result in significant cash flow funding requirements for the contractor. The recently terminated tender process and the surrounding uncertainty consumed a substantial amount of our management’s time and attention during the past two years. Any future tender initiated by SASSA would require our management to devote further resources to the tender process which could adversely affect their ability to focus on other matters, including potential international business development activities.

     Moreover, even if we were to receive new contracts containing similar economic terms to those of our current contracts, our profit margins could be adversely affected to the extent that any such contracts would require us to incur significant capital expenditures during the initial implementation phase. Historically, we have incurred a significant portion of the expenses associated with these contracts during the initial implementation phase, which averages approximately 18 months, and have historically enjoyed higher profit margins on these contracts after the completion of the implementation period. Therefore, to the extent that we were to be awarded a new contract that required significant capital expenditures, our profit margins would be adversely affected if the contract were to be terminated for any reason during the implementation period.

     Finally, if we were to be awarded one or more contracts by SASSA, an unsuccessful tenderor could seek to challenge the award, which could result in the contract being set aside or could require us to expend time and resources in an attempt to defeat any such challenge.

     Depreciation of the South African rand against the US dollar has adversely affected and may continue to adversely affect our reported operating results and our stock price.

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. Our future revenues and profits may experience significant fluctuations as the rate of exchange between the ZAR and the US dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the ZAR against the US dollar will have on our results of operations and financial condition. While the US dollar/ZAR exchange rate has historically been volatile, the ZAR weakened against the US dollar during the 2008 fiscal year. Moreover, as a result of the recent dramatic changes in the world financial markets, including the collapse of major financial institutions and the perception that there may be a prolonged global recession that would adversely affect developing economies like South Africa’s, the ZAR declined significantly against the US dollar during the quarter ended September 30, 2008, and this decline continued throughout October 2008. The depreciation of the ZAR may also be affected by political instability in South Africa and neighboring Zimbabwe. Because our revenues are primarily denominated in ZAR, the decline in the value of the ZAR against the US dollar has adversely affected our reported results of operations. We also believe that the recent decline in the trading price of our common stock is at least partially attributable to the depreciation of the ZAR against the US dollar. We cannot predict whether or not the depreciation of the ZAR against the US dollar will continue; however continued weakness in the ZAR may adversely affect our future operating results and may also continue to affect the price at which our common stock trades. Refer to “Item 7— Currency Exchange Rate Information—Actual exchange rates—table 3” and the graph beneath table 3 included in our Annual Report on Form 10-K and “Item 2— Currency Exchange Rate Information—Actual exchange rates—table 1” and the graph beneath table 1 in this Quarterly Report on Form 10-Q.

     We generally do not engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations, other than economic hedging relating to our inventory purchases which are settled in US dollars or euros. We have used forward contracts in order to hedge our economic exposure to the ZAR/US dollar and ZAR/euro exchange rate fluctuations from these foreign currency transactions. We cannot guarantee that we will enter into hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

     It may be difficult for us to implement our acquisition strategy especially in light of recent global market and economic conditions.

     Acquisitions are a significant part of our long-term growth strategy as we seek to grow our business internationally and to deploy our technologies in new markets outside South Africa. We believe that it is frequently desirable to issue equity or equity-linked securities, as full or partial consideration for strategic acquisitions. However, the recent decline in our stock price as a result of turmoil in the global financial markets, the fear of the prolonged global recession and depreciation of the ZAR has reduced the feasibility of our pursuing acquisitions in which we would issue our stock at least in the near term. In addition, the conditions in the global credit markets and other related trends affecting the banking industry have caused significant operating losses and bankruptcies throughout the banking industry which has made acquisition financing more difficult to obtain. Many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers. If our stock price remains too low to serve as acquisition currency or if we are unable to obtain acquisition financing, we may be unable to take advantage of potential acquisitions or to otherwise expand our business as planned.

     The failure of any bank or financial institution in which we keep our cash and cash equivalents may prevent us from funding our business or may lead to substantial losses of assets.

     We maintain a significant amount of cash and cash equivalents to fund our business operations at [several] major South African and European banks and financial institutions. As of September 30, 2008, we maintained an aggregate of $245.9 million in cash and cash equivalents which were deposited with such banks and financial institutions, excluding the cash equivalent represented by the 32-day call instrument we terminated on October 16, 2008. Although we maintain a policy of entering into transactions only with South African and European banks and financial institutions that have a credit rating of BBB or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings, due to the current credit crisis and global economic conditions, it is possible that despite such ratings, one or more of these banks or financial institutions may fail. The failure of one or more of these institutions may cause us to lose a significant amount of cash and cash equivalents. In addition to the actual value of our company which would be reduced due to the loss of cash and cash equivalents, our business could be materially and adversely affected by the failure of any institution where we maintain our cash and cash equivalents because we require significant amounts of cash to pre-fund the payment of social welfare grants. Failure to meet our pre-funding obligations would result in a default under our provincial contracts which require pre-funding. Although to date we have not experienced any such losses or been prevented from funding our business operations, in light of recent global economic conditions such losses may occur in the future.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
2.12	Share Purchase Agreement between ARDES Netherlands B.V. and each of the other Sellers specified therein and Net 1 UEPS Technologies, Inc.
10.41	Facility Agreement, dated August 27, 2008, by and among Smartswitch Netherlands C.V., Net1 Applied Technologies Netherlands B.V. and Investec Bank (UK) Limited
10.42	Deed of Guarantee, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited
10.43	Charge Over Deposits, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited
10.44	Cession and Pledge in Security, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited
10.45	Deed of Subordination, dated August 27, 2008, by and among Smartswitch Netherlands C.V., Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited
10.46*	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Christopher Stefan Seabrooke dated August 27, 2008*
10.47*	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Paul Edwards dated August 27, 2008*
10.48*

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
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2008.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director