Form 10-Q
period 2008-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2009-02-05
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

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

As of January 31, 2009 (the latest practicable date), 55,673,186 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2008	2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124,656	$272,475
Pre-funded social welfare grants receivable	50,848	35,434
Accounts receivable, net of allowances of – December: $157; June: $260	30,766	21,797
Finance loans receivable, net of allowances of – December: $1,020; June: $1,007	4,113	4,301
Deferred expenditure on smart cards	89	78
Inventory	6,263	6,052
Deferred income taxes	5,327	5,597
Total current assets	222,062	345,734
LONG-TERM RECEIVABLE	150	207
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – December: $23,238; June: $24,753	6,834	6,291
EQUITY-ACCOUNTED INVESTMENTS	2,603	2,685
GOODWILL	106,708	76,938
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
December: $20,101; June: $16,486	79,374	22,216
TOTAL ASSETS	417,731	454,071
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	101	-
Accounts payable	3,411	4,909
Other payables	46,660	57,432
Income taxes payable	15,090	14,162
Total current liabilities	65,262	76,503
DEFERRED INCOME TAXES	33,929	33,474
OTHER LONG-TERM LIABILITIES, including minority interest loans	3,994	3,766
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	103,185	113,743
MINORITY INTEREST	2,600	-
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 200,000,000 with $0.001 par value;
Issued shares - December: 55,673,186; June: 53,423,552	58	52
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - December: 0; June: 4,882,429	-	5
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by Net1) - December: 0; June:
35,975,818	-	6
ADDITIONAL PAID-IN-CAPITAL	122,975	119,283
TREASURY SHARES, AT COST: December: 2,726,409; June: 306,269	(32,707)	(7,950)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(99,138)	(37,820)
RETAINED EARNINGS	320,758	266,752
TOTAL SHAREHOLDERS’ EQUITY	311,946	340,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$417,731	$454,071
(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$61,388	$68,500	$129,323	$128,759

EXPENSE
COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	17,175	20,175	36,411	35,318
SELLING, GENERAL AND ADMINISTRATION	15,311	17,266	33,309	33,730
DEPRECIATION AND AMORTIZATION	4,261	2,833	7,684	5,579
IMPAIRMENT OF GOODWILL	1,836	-	1,836	-

OPERATING INCOME	22,805	28,226	50,083	54,132

FOREIGN EXCHANGE GAIN RELATED TO
SHORT-TERM INVESTMENT	20,581	-	26,657	-

INTEREST INCOME, net	2,303	4,116	5,465	7,098

INCOME BEFORE INCOME TAXES	45,689	32,342	82,205	61,230

INCOME TAX EXPENSE	16,999	11,788	26,901	22,660

NET INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND LOSS FROM
EQUITY-ACCOUNTED INVESTMENTS	28,690	20,554	55,304	38,570

MINORITY INTEREST	702	-	762	(196)

LOSS FROM EQUITY-ACCOUNTED
INVESTMENTS	226	236	536	520

NET INCOME	$27,762	$20,318	$54,006	$38,246

Net income per share
Basic earnings, in cents – common stock and linked
units	49.2	35.6	94.8	67.0
Diluted earnings, in cents – common stock and
linked units	49.1	35.2	94.4	66.4

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$27,762	$20,318	$54,006	$38,246
Depreciation and amortization	4,261	2,833	7,684	5,579
Impairment of goodwill	1,836	-	1,836	-
Loss from equity-accounted investments	226	236	536	520
Fair value adjustment related to financial liabilities	650	(169)	614	(242)
Fair value of FAS 133 derivative adjustments	(3,122)	(17)	(3,058)	(10)
Unrealized foreign exchange reversal (gain) related to
short-term investment	5,061	-	(1,015)	-
Interest payable	(408)	124	231	241
Profit on disposal of property, plant and equipment	(1)	(76)	-	(86)
Minority interest	702	-	762	(196)
Stock-based compensation charge	1,346	911	2,551	1,752
Facility fee amortized	352	-	1,100	-
Decrease (Increase) in accounts receivable, pre-funded
social welfare grants receivable and finance loans
receivable	8,350	(23,786)	(37,791)	(18,248)
(Increase) Decrease in deferred expenditure on smart
cards	(4)	166	(27)	260
Decrease (Increase) in inventory	511	186	294	(1,579)
(Decrease) Increase in accounts payable and other
payables	(3,174)	(12,106)	(17,589)	313
Increase (Decrease) in taxes payable	775	(7,128)	4,184	(6,632)
Increase (Decrease) in deferred taxes	751	2,939	(1,419)	4,756
Net cash provided by (used in) operating activities	45,874	(15,569)	12,899	24,674

Cash flows from investing activities
Capital expenditures	(439)	(1,205)	(3,283)	(1,876)
Proceeds from disposal of property, plant and equipment	1	77	2	118
Acquisition of BGS, net of cash acquired	(458)	-	(95,786)	-
Acquisition of shares in equity-accounted investments	(50)	-	(600)	-
Net cash used in investing activities	(946)	(1,128)	(99,667)	(1,758)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	-	-	155	150
Treasury stock acquired	(24,752)	-	(24,752)
Proceeds from short-term loan facility	-	-	110,000	-
Repayment of short-term loan facility	(110,000)	-	(110,000)	-
Payment of facility fee	-	-	(1,100)	-
Proceeds from bank overdrafts	94	1,453	95	1,462
Repayment of bank overdraft	-	(1,426)	-	(1,442)
Net cash (used in) provided by financing activities	(134,658)	27	(25,602)	170

Effect of exchange rate changes on cash	(31,538)	1,889	(35,449)	5,928

Net (decrease) increase in cash and cash equivalents	(121,268)	(14,781)	(147,819)	29,014

Cash and cash equivalents – beginning of period	245,924	215,522	272,475	171,727

Cash and cash equivalents – end of period	$124,656	$200,741	$124,656	$200,741

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three and Six Months Ended December 31, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     Translation of foreign currencies

     The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have the euro, Russian rouble or Indian rupee as their functional currency. The current rate method is used to translate the financial statements of the Company to US dollar. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders’ equity.

     Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

     Recent accounting pronouncements adopted

     Effective July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”) for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities; however, it does not require any new fair value measurements.

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

     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”) which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance.

     The adoption of FAS 157 and FAS 157-3 for financial assets and liabilities has not had a material effect on the Company’s results of operations or financial position.

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

     Recent accounting pronouncements not yet adopted as of December 31, 2008

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

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements under US GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. It is not expected that FAS 162 will change current practice.

     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP FAS 157-2”) which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Entities are encouraged to adopt FAS 157 for measurements of nonfinancial assets and nonfinancial liabilities in its entirety as long as they have not yet issued financial statements during that year. An entity that chooses to adopt FAS 157 in its entirety must do so for all nonfinancial assets and nonfinancial liabilities within its scope. The Company is currently reviewing the impact of the adoption of SFAS No. 157 for all non-financial assets and liabilities on its financial statements.

     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing FSP FAS 142-3 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

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

     The following table sets forth the components of the purchase price for the BGS acquisition using exchange rates applicable as of August 31, 2008:

Cash paid at closing to former BGS shareholders	$101,611
Cash payable to former BGS shareholders on March 31, 2009	2,213
40,134 shares of Net1 common stock valued at $24.46 per share issued to certain former BGS
shareholders	982
Estimated costs directly related to the acquisition	2,915
Total purchase price	$107,721

     The following table sets forth the preliminary allocation of the purchase price:

Cash and cash equivalents	$6,283
Accounts receivable, net	3,218
Inventory	740
Property, plant and equipment	350
Intangible assets (see Note 9)	68,859
Trade and other payables	(7,181)
Other long-term liabilities	(631)
Deferred tax assets	10,657
Deferred tax liabilities (see Note 9)	(17,214)
Minority interests	(1,838)
Goodwill (see Note 9)	44,478
Total purchase price	$107,721

     The preliminary purchase price allocation was based on management estimates as of December 31, 2008, and may be adjusted up to one year following the closing of the transaction. The purchase price allocation has not been finalized as management is still in the process of performing its detailed analysis of assets and liabilities and contingencies acquired.

2. Acquisition of BGS (continued)

     The results of BGS’ operations are reflected in the Company’s financial statements from September 1, 2008. The following pro forma consolidated results of operations have been prepared as if the acquisition of BGS had occurred on July 1, 2008 and 2007, respectively:

	Three months ended		Six months ended
	December 31,		December 31,
	Actual	Pro forma	Pro forma	Pro forma
	2008	2007	2008	2007

Revenue(1)	61,388	80,354	131,881	143,875

Net income before minority interest and earnings
from equity-accounted investments(1)	28,690	21,358	50,325	35,511

Net income(1)	27,762	20,299	49,208	34,177

Earnings per share – basic (in cents)	49.2	35.5	86.4	59.8

Earnings per share – diluted (in cents)	49.1	35.1	86.0	59.3

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
basic earnings per share	56,469,618	57,176,968	56,965,131	57,163,472

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
diluted earnings per share	56,593,774	57,771,381	57,192,290	57,631,973

     (1) Revenue, net income before minority interest and earnings from equity-accounted investments and net income have been translated from the functional currencies, primarily ZAR and euro (“€”), to US dollar, using the average exchange rate applicable for the period. The average US dollar/ ZAR exchange rate for the three and six months ended December 31, 2008 and 2007, was $1:9.8291; $1:6.7765; $1:8.8009 and $1:6.9446, respectively. The average US dollar/ € exchange rate for the three and six months ended December 31, 2008 and 2007, was $1:0.7599; $1:0.6907; $1:0.7124 and $1:0.7094, respectively. The significant fluctuation in the US dollar/ ZAR exchange rates has negatively impacted the Company’s reported results.

     The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

     a) An adjustment to reduce interest income on the Company’s cash reserves for the three months ended December 31, 2007 and the six months ended December 31, 2008 and 2007, as a result of the payment of the cash portion of the purchase price of $107.7 million, at an assumed pre-tax South African interest rate of 10.7%, 10.8% and 10.7% respectively. This adjustment also assumes that the cash had been paid out 50 days after the beginning of the period presented, rather than at the beginning of the period, because the Company financed the cash portion of the purchase price with the proceeds of a loan facility that was repaid in full 50 days after closing of the Acquisition, and thus, continued to earn interest on these cash reserves for the first 50 days of the period until the loan was repaid in full. The adjustment has been tax-effected using a fully-distributed rate for the three months ended December 31 2007 and the six months ended December 31, 2008 and 2007, of 36.89%, 34.55% and 36.89%, respectively;

     b) An adjustment to decrease interest income, net for the three months ended December 31, 2007 and the six months ended December 31, 2008 and 2007, for the interest on the short-term facility of $0.3 million, $0.8 million and $0.8 million and the facility fee of $0.4 million, $1.1 million and $1.1 million, respectively. The interest and facility fee are not deductible for taxation purposes;

     c) An adjustment to increase amortization expense based on the estimated fair value of the identifiable intangible asset from the purchase price allocation, which are being amortized over its estimated useful life of seven years, of approximately $2.4 million, $4.7 million and $4.7 million for the three months ended December 31, 2007 and the six months ended December 31, 2008 and 2007, as well as the related adjustment to deferred tax of $0.6 million, $1.2 million and $1.2 million, respectively.

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

3. Costs related to JSE listing (continued)

     The table below presents the costs incurred in connection with the Company’s listing on the JSE during the three and six months ended December 31, 2008:

	Three	Six
	months	months
	ended	ended
	December	December
	31, 2008	31, 2008
Advisory fee to sponsor	-	$122
Legal fees	$52	174
Regulatory and filing fees	-	93
Printing	-	47
Accounting fees	-	27
Other	32	32
Total costs related to JSE listing	$84	$495

4. Foreign exchange gain related to short-term investment

     The Company entered into an asset swap arrangement (in the form of a $110 million 32-day call account instrument) in order to facilitate the short-term loan facility described in note 10, however this asset swap arrangement was not linked to the loan facility and did not require redemption on the same date as the repayment of the loan facility. The Company earned interest at a rate of one month US dollar London Interbank Offered Rate (“LIBOR”) plus 0.25% on this instrument. The Company gave a call notice to the obligor on September 10, 2008, and the capital of $110 million (or ZAR 1,100.7 million) and interest on this instrument was repaid on October 16, 2008. The Company has realized a foreign exchange gain of approximately $20.6 million and $26.7 million for the three and six months ended December 31, 2008.

5. Pre-funded social welfare grants receivable

     The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces and pre-funding provided to certain merchants participating in our merchant acquiring system. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The January 2009 payment service commenced during the last four days of December 2008 and was offered at merchant locations only.

6. Deferred expenditure on smart cards

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

7. Inventory

     The Company’s inventory comprised the following categories as of December 31, 2008 and June 30, 2008.

	December 31,	June 30,
	2008	2008

Raw materials	$444	$111
Finished goods	5,819	5,941
	$6,263	$6,052

8. Equity-accounted investments

     The percentage ownership and functional currency of the Company’s equity-accounted investments is presented in the table below:

	%	Functional currency of
	Owned	the equity-accounted
Equity-accounted investment	by Net1	investment
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	Namibia Dollar
SmartSwitch Botswana (Pty) Ltd (“SmartSwitch Botswana”)	50%	Botswana Pula
VTU De Colombia S.A. (“VTU Colombia”)	50%	Colombian Peso
Vietnam Payment Technologies Joint Stock Company (“VinaPay”)	30%	Vietnamese Dong

     In October 2008, SmartSwitch Namibia converted approximately $1.6 million of its total loan funding received to equity. The Company’s current shareholding remains at 50%. As a result, our loan funding has decreased by $0.8 million and our interest in SmartSwitch Namibia’s equity has increased by $0.8 million.

     In August 2008, the Company acquired additional shares in VinaPay for approximately $0.3 million. The Company’s current shareholding remains at 30%. These funds will be used to fund operating activities.

     During the six months ended December 31, 2008, the Company acquired additional shares in VTU Colombia for approximately $0.3 million. The Company’s current shareholding remains at 50%. These funds will be used to fund operating activities.

     The functional currency of the Company’s equity-accounted investments is not the US dollar and thus the equity-accounted investments are restated at the period end US dollar/foreign currency exchange rate with an entry against accumulated other comprehensive income.

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2008 and December 31, 2008:

	Equity	Loans	Loss	Elimination	Total

Balance as of June 30, 2008	$1,984	$3,312	$(2,295)	$(316)	$2,685
Share capital acquired	1,423	(823)	-	-	600
Share capital acquired– VinaPay	300	-	-	-	300
Share capital acquired– VTU
Colombia	300	-	-	-	300
Loan converted to equity –
SmartSwitch Namibia	823	(823)	-	-	-
(Loss) Earnings from equity-
accounted investments	-	-	(762)	226	(536)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(1)	-	-	(105)	102	(3)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(1)	-	-	(154)	124	(30)
Loss from equity-accounted
investment – VTU Colombia	-	-	(444)	-	(444)
Loss from equity-accounted
investment – VinaPay	-	-	(59)	-	(59)
Foreign currency adjustment(2)	(270)	(409)	400	133	(146)
Balance as of December 31, 2008	$3,137	$2,080	$(2,657)	$43	$2,603

     (1) – includes the recognition of realized net income as described below.
     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

8. Equity-accounted investments (continued)

     The Company is required to eliminate its percentage of the net income generated from sales to its equity-accounted investments. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and earnings (loss) from equity-accounted investments in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2008 and 2007. The realized amount related to the elimination is included in the loss from equity-accounted investments line in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2008 and 2007. The Company will recognize this net income from these sales during the period in which the hardware and software it has sold to its equity-accounted investments are utilized in its operations, or has been sold to third party customers, as the case may be.

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

     Summarized below is the movement in carrying value of goodwill for the six months ended December 31, 2008.

Carrying
value

Balance as of July 1, 2008	$76,938
Acquisition of BGS as of August 31, 2008	44,478
Impairment of goodwill	(1,836)
Foreign currency adjustment (1)	(12,872)
Balance as of December 31, 2008	$106,708

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the euro against the US dollar on the carrying value of goodwill.

     The Company’s management has concluded that it is probable that a portion of the goodwill allocated to the financial services operating segment is impaired as a result of the deteriorating trading conditions of this operating segment, the Company’s management’s strategic decision not to grow this business and the offer received for the traditional microlending business in January 2009 (see also note 17). The Company is still in the process of performing an impairment analysis for the financial services operating segment and has recognized the best estimate of that loss as of December 31, 2008. The initial fair market value of this segment was determined by the Company’s management as the sum of the amount to be paid by the purchaser and the book value of the remaining segment post-sale assets, which were evaluated by the Company’s management to approximate their fair value. The Company is still completing the second step of the goodwill impairment test. The impairment of goodwill for the three and six months ended December 31, 2008 included in our unaudited condensed consolidated statement of operations is $1.8 million. Any adjustment to the initial estimate of the impairment loss will be recognized during the third quarter of fiscal 2009.

     As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December	June 30,
	31, 2008	2008

Transaction-based activities	$29,447	$34,997
Smart card accounts	-	-
Financial services	1,808	4,455
Hardware, software and related technology sales	75,453	37,486
Total	$106,708	$76,938

9. Goodwill and intangible assets (continued)

     Intangible assets

     Summarized below is the fair value of the intangible asset acquired, translated at the exchange rate applicable as of August 31, 2008, and the weighted-average amortization period of the intangible asset:

Weighted-
	Fair value	Average
	as of	Amortization
	August 31,	period (in
	2008	years)
Finite-lived intangible asset:
Customer relationships	$68,859	7

     A deferred tax liability of $17.2 million, at exchange rates applicable as of August 31, 2008, was recognized at the Austrian statutory tax rate of 25% on August 31, 2008, related to the intangible asset acquired.

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2008 and June 30, 2008:

	As of December 31, 2008			As of June 30, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$79,368	$(5,880)	$73,488	$15,679	$(2,581)	13,098
Software and unpatented technology	8,394	(6,990)	1,404	9,974	(6,638)	3,336
FTS patent	4,048	(3,442)	606	4,811	(3,850)	961
Exclusive licenses	4,506	(2,969)	1,537	4,506	(2,645)	1,861
Trademarks	3,045	(710)	2,335	3,618	(674)	2,944
Customer contracts	114	(110)	4	114	(98)	16
Total finite-lived intangible assets	$99,475	$(20,101)	$79,374	$38,702	$(16,486)	$22,216

          (1) Includes the customer relationships acquired as part of the BGS acquisition in August 2008.

     Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2008, was approximately $3.4 million and $5.8 million respectively (three and six months ended December 31, 2007 was approximately $1.8 million and $3.5 million respectively). Future annual amortization expense is estimated at approximately $11.7 million, however, this amount could differ from the actual amortization as a result of changes in useful lives, exchange rate fluctuations and other relevant factors.

10. Short-term facilities

     As of December 31, 2008, the Company had short-term facilities in South African Rand of approximately $52.8 million, translated at exchange rates applicable as of December 31, 2008. As a result of the global liquidity crisis the Company’s South African banks increased the overdraft rate on the Company’s short-term facilities on October 10, 2008, from 13.25% to 14.35% and as of December 31, 2008 the rate was 13.85% .. In addition, BGS has short-term facilities of approximately $1.4 million, translated at exchange rates applicable as of December 31, 2008, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of December 31, 2008, the Company had utilized $0.1 million of its South African short-term facilities. The Company’s management believes its current short-term facilities are sufficient in order to meet its future obligations to distribute social welfare grants.

     Short-term loan facility obtained to fund the BGS acquisition

     The Company obtained a $110 million six month bank loan facility to fund the cash portion of the purchase price for the BGS acquisition. The Company was entitled to settle the full facility at any time during the six month period without incurring a prepayment penalty. During the three and six months ended December 31, 2008, the Company utilized approximately $103 million of this facility to pay the cash portion of the purchase price, the $1.1 million facility fee and transaction-related costs. The interest rate charged on this facility was LIBOR plus 2.50% .

     The Company pledged $25 million of its US dollar-denominated cash reserves and the A class shares and B class shares it owned in its South African subsidiary, Net1 Applied Technologies South Africa Limited (“New Aplitec”) as collateral security for the bank loan.

10. Short-term facilities (continued)

     Short-term loan facility obtained to fund the BGS acquisition (continued)

      The Company paid the lender an upfront facility fee of $1.1 million and has amortized the facility fee over the period that the loan was outstanding. Included in interest income, net for the three and six months ended December 31, 2008, is $0.4 million and $1.1 million, respectively, related to the facility fee.

     On October 16, 2008, the Company used internally generated funds to repay the loan in full and all collateral security arrangements were terminated.

11. Capital structure and creditor rights attached to the B Class Loans

     As described in Note 11 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the Company’s balance sheet reflected two classes of equity - common stock and linked units. Effective October 2008, the linked units were all converted to common stock as a result of the listing of the Company’s common stock on the JSE. The Company now has one class of equity, namely common stock.

     During the three and six months ended December 31, 2008, 4,801,291 and 4,882,429 shares of special convertible preferred stock was converted to common stock. The trigger event that gave rise to these conversions was the listing on the JSE Limited and requests by linked unit-holders to sell and/or convert 35,377,959 and 35,975,818 linked units during the three and six months ended December 31, 2008. The net result of these conversions was that 35,377,959 and 35,975,818 B class preference shares and B class loans were ceded to Net1 during the three and six months ended December 31, 2008, which converted 4,801,291 and 4,882,429 shares of special convertible preferred stock to 4,801,291 and 4,882,429 shares of common stock in return for the ownership of 35,377,959 and 35,975,818 B class preference shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 4,882,429 and the number of outstanding shares of special convertible preferred stock has decreased by 4,882,429. In addition, as a result of the conversion, Net1 owned all of the 236,977,187 B class preference shares and B class loans.

     On October 16, 2008, New Aplitec repaid the A and B class loans to Net1 and acquired the B class preference shares from Net1 for a total of approximately $84.7 million (ZAR 847.4 million at the negotiated $:ZAR exchange rate on October 16, 2008). As a result, as of October 16, 2008, the only class of shares that New Aplitec has in issue are its A class ordinary shares, all of which are owned by Net1.

12. Earnings per share

     The entire consolidated net income of the Company was attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units prior to the Company’s listing on the JSE. As discussed in note 11, all of the remaining linked unit holders converted their linked units to common stock as a result of listing of all of the Company’s common stock on the JSE. As described in note 11 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the linked units had the same rights and entitlements as those attached to common stock. As a result of the conversion of all the linked units, the entire consolidated net income of the Company is attributable to the holders of Net1 common stock.

     Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and six months ended December 31, 2008, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of December 31, 2008, the vesting conditions in respect of a portion of the awards had been satisfied.

     The basic earnings per share for the three and six months ended December 31, 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number (57.1 million) of common stock (51.5 million) and special convertible preferred stock (5.6 million) in issue.

12. Earnings per share (continued)

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2008 and 2007.

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	56,470	51,481	56,952	51,467
Weighted average effect of dilutive securities:
employee stock options	124	535	227	422
Weighted average number of outstanding shares of
common stock – diluted	56,594	52,016	57,179	51,889

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	-	5,656	-	5,656
Weighted average effect of dilutive securities:
employee stock options	-	59	-	47
Weighted average number of outstanding linked units –
diluted	-	5,715	-	5,703

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	56,470	57,137	56,952	57,123

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	56,594	57,731	57,179	57,592

13. Comprehensive (loss) income

     The Company’s comprehensive (loss) income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive (loss) income for the three and six months ended December 31, 2008 and 2007 was:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$27,762	$20,318	$54,006	$38,246
Foreign currency translation adjustments	(50,048)	2,275	(61,318)	8,137
	$(22,286)	$22,593	$(7,312)	$46,383

14. Stock-based compensation

Summary of Stock Option Activity

     The following table summarizes stock option activity for the three and six months ended December 31, 2008, and 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)

Balance outstanding – July 1, 2008	953,378	$18.20	7.4	$5,813
Granted	560,000	$24.46	10	-
Exercised	(50,006)	-	-	1,270
Balance outstanding – September 30, 2008	1,463,372	$21.12	8.27	$3,102

Balance outstanding – December 31, 2008	1,463,372	21.12	8.00	1,703

Balance outstanding – July 1, 2007	1,374,543	$16.30	8.20	$10,840
Exercised	(49,998)	-	-	1,172
Balance outstanding – September 30, 2007	1,324,545	$16.80	8.00	$13,782
Forfeitures	(96,623)	-	-	-
Balance outstanding – December 31, 2007	1,227,922	$16.31	7.70	$16,021

     No stock options became exercisable during the three and six months ended December 31, 2008 and 2007.

     During each of the six months ended December 31, 2008 and 2007, the Company received approximately $0.2 million from stock options exercised. The Company issues new shares to satisfy stock option exercises.

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a net stock compensation charge of $1.3 million and $0.9 million for the three months ended December 31, 2008 and 2007, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration

Three months ended December 31, 2008
Stock-based compensation charge	$1,346	$61	$1,285
Total – Three months ended December 31, 2008	$1,346	$61	$1,285

Three months ended December 31, 2007
Stock-based compensation charge	$1,197	$100	$1,097
Reversal of stock compensation charge related to options
forfeited	(286)	(147)	(139)
Total – Three months ended December 31, 2007	$911	($47)	$958

14. Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

     The Company has recorded a net stock compensation charge of $2.6 million and $1.8 million for the six months ended December 31, 2008 and 2007, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Six months ended December 31, 2008
Stock-based compensation charge	$2,551	$122	$2,429
Total - six months ended December 31, 2008	$2,551	$122	$2,429

Six months ended December 31, 2007
Stock-based compensation charge	$2,038	$200	$1,838
Reversal of stock compensation charge related to options
forfeited	(286)	(147)	(139)
Total – Three months ended December 31, 2007	$1,752	$53	$1,699

     The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of December 31, 2008, the total unrecognized compensation cost related to stock options was approximately $6.3 million, which the Company expects to recognize over approximately four years. As of December 31, 2008, the total unrecognized compensation cost related to restricted stock awards was approximately $9.0 million, which the Company expects to recognize over approximately two years. As of December 31, 2008, interest due from employees related to loans extended to fund stock option exercises was approximately $0.1 million.

     As of December 31, 2008, the Company has recorded a deferred tax asset of approximately $0.6 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

15. Operating segments

     The Company discloses segment information in accordance with FASB SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

     The Company currently has four reportable segments: Transaction-based activities, Smart card accounts, Financial services and Hardware, software and related technology sales. Each segment, other than the Hardware, software and related technology sales segment, operate mainly within South Africa. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets. The operations of BGS have been allocated to the Hardware, software and related technology sales operating segment.

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and bankers are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three and six months ended December 31, 2008, there were two such customers, providing 30% and 12%, and 30% and 13%, respectively, of total revenue (three and six months ended December 31, 2007: three customers providing 29%, 15% and 10%, and 32%, 16% and 10%, respectively, of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

15. Operating segments (continued)

     The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. As discussed under note 17 the Company is in the process of selling its traditional microlending business included in this operating segment and expects to close this sale by the end of March 2009. In addition, the Company has recorded a goodwill impairment of $1.8 million which was allocated to the financial services segment during the three and six months ended December 31, 2008.

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

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues to external customers
Transaction-based activities	$32,820	$39,991	$73,164	$78,155
Smart card accounts	6,711	9,637	15,281	18,773
Financial services	1,430	2,135	3,214	4,318
Hardware, software and related technology sales	20,427	16,737	37,664	27,513
Total	61,388	68,500	129,323	128,759
Inter-company revenues
Transaction-based activities	783	1,142	1,793	2,221
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	1,316	(262)	2,018	(262)
Total	2,099	880	3,811	1,959
Operating income
Transaction-based activities	17,653	21,381	39,291	41,970
Smart card accounts	3,050	4,380	6,945	8,532
Financial services	(1,570)	458	(1,243)	904
Hardware, software and related technology sales	5,493	2,265	9,627	4,205
Corporate/Eliminations	(1,821)	(258)	(4,537)	(1,479)
Total	22,805	28,226	50,083	54,132
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	5,053	6,978	11,783	12,266
Total	$5,053	$6,978	$11,783	$12,266

15. Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Interest expense
Transaction-based activities	$2,007	$2,838	$4,203	$5,141
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	83	16	195	19
Corporate/Eliminations	660	8	1,920	8
Total	2,750	2,862	6,318	5,168

Depreciation and amortization
Transaction-based activities	915	1,233	2,029	2,431
Smart card accounts	-	-	-	-
Financial services	102	104	215	208
Hardware, software and related technology sales	2,952	1,156	4,827	2,269
Corporate/Eliminations	292	340	613	671
Total	4,261	2,833	7,684	5,579

Income taxation expense
Transaction-based activities	4,699	5,478	10,277	10,892
Smart card accounts	854	1,271	1,944	2,475
Financial services	74	132	166	261
Hardware, software and related technology sales	1,166	720	2,741	1,321
Corporate/Eliminations	10,206	4,187	11,773	7,711
Total	16,999	11,788	26,901	22,660
Net income after taxation
Transaction-based activities	10,947	13,064	24,813	26,131
Smart card accounts	2,195	3,111	5,000	6,060
Financial services	(1,645)	325	(1,410)	640
Hardware, software and related technology sales	3,895	1,506	6,776	2,843
Corporate/Eliminations	12,370	2,312	18,827	2,572
Total	27,762	20,318	54,006	38,246
Segment assets
Total	417,731	424,031	417,731	424,031
Expenditures for long-lived assets
Transaction-based activities	160	950	2,243	1,460
Smart card accounts	-	-	-	-
Financial services	41	234	632	334
Hardware, software and related technology sales	238	21	408	82
Corporate/Eliminations	-	-	-	-
Total	$439	$1,205	$3,283	$1,876

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

     For the three and six months ended December 31, 2008, the tax charge was calculated using the expected effective tax rate for the year (34.55%) . Our effective tax rate for the three and six months ended December 31, 2008 was 37.2% and 32.7%, respectively, and includes the effect of the change in the fully distributed tax rate from 35.45% to 34.55% . The change in the fully distributed tax rate from 35.45% to 34.55% is discussed below.

     The Company increased its unrecognized tax benefits by $0.1 million and $0.2 million and reduced its deferred tax assets by approximately $0.1 million and $0.1 million during the three and six months ended December 31, 2008, respectively. As of December 31, 2008, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Austria, Russian Federation and in the US federal jurisdiction. As of December 31, 2008, the Company is no longer subject to income tax examination by the South African Revenue Service for years before December 31, 2004. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

     On February 20, 2008, the Finance Minister of South Africa announced the decrease in statutory rate of taxation for South African domiciled companies from 29% to 28% for all fiscal years ending on or after April 1, 2008. The change in tax rate was promulgated on July 22, 2008. The fully distributed tax rate was reduced to 34.55% from 35.45% during the first quarter of fiscal 2009 and has resulted in an income tax benefit included in the Company’s income tax expense line on its unaudited condensed consolidated statements of operations for the six months ended December 31, 2008. The income tax expense of approximately $26.9 million for the six months ended December 31, 2008, includes an income tax benefit of approximately $3.5 million resulting from the reversal of a portion of the deferred tax assets and liabilities recognized as of June 30, 2008.

17. Subsequent events

     In January 2009, the Company entered into an agreement to sell its traditional microlending business to an unrelated third party as a result of an unsolicited offer received in January 2009. The sale is subject to, amongst other conditions, a due diligence review by the purchaser. We expect the transaction to be concluded in March 2009. The assets and liabilities of the microlending business have not been classified as held for sale as of December 31, 2008, because as at the balance sheet date management had neither committed to a plan to sell the business nor initiated an active program to locate a buyer.

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

     Our current contracts expire on March 31, 2009. We are currently in discussions with SASSA to determine the extent, terms and conditions of any potential contract extensions. Until the exact terms and conditions of these potential contract extensions are formalized, we can not quantify the financial or business impact of any variations to our current contractual terms.

     Refer to discussion under “Part II. Other Information–Item 1A. Risk Factors.”

International Expansion

     BGS Acquisition

     On August 27, 2008, we acquired 80.1% of the issued share capital of BGS Smartcard Systems AG, or BGS, an Austrian private company. The results of BGS’ operations are reflected in our financial statements from September 1, 2008. BGS’ activities are similar to those performed by our hardware, software and related technology sales segment and include payment system implementations which occur on an ad hoc basis. During the second quarter of fiscal 2009 BGS delivered significant licenses and hardware to its largest customer, the Savings Bank of the Russian Federation, or Sberbank.

     Iraq

     We do not equity account or consolidate the results of our activities in Iraq. Our UEPS banking and payment system went live in Iraq during the first quarter of fiscal 2009 and we commenced registration of war victims. We performed software development activities and delivered ATMs and smart cards to an Iraqi consortium during fiscal 2009. We expect to generate revenues in the third quarter of fiscal 2009 from the additional sale of smart cards and license fees during the first quarter of fiscal 2010.

     Ghana

     We do not equity account or consolidate the results of our activities in Ghana. During the second quarter of fiscal 2009 we continued with the delivery of hardware including smart cards under our contract with the Bank of Ghana. In addition, we continued delivery of smart cards under additional purchase orders we received. Enrolment of e-zwich users continued in Ghana during the second quarter of fiscal 2009. We expect to deliver additional smart cards during the third quarter of fiscal 2009.

     Namibia

     We own 50% of SmartSwitch Namibia (Proprietary) Limited, or SmartSwitch Namibia, and the other 50% is owned by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. As of September 30, 2008, SmartSwitch Namibia has activated 256,072 UEPS smart cards and has signed up 169 merchants to accept the UEPS smart cards.

     Botswana

     We own 50% of Smartswitch Botswana (Proprietary) Limited, or SmartSwitch Botswana, and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

     During the second quarter of fiscal 2009, SmartSwitch Botswana continued registration of food voucher recipients under the tender granted by the Department of Social Services in Botswana. During the second quarter of fiscal 2009 the Botswana government instructed SmartSwitch Botswana to delay the commencement of the project by six months. We expect the distribution of funds for food using the UEPS technology to start in the fourth quarter of fiscal 2009.

     Nigeria

     We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes as we own 80% of the equity. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana. SmartSwitch Nigeria has entered into a contract with the River State government for the distribution of funds using our UEPS. The pilot project is scheduled to commence during the third quarter of 2009 and will include up to 4,500 smart cards.

     Colombia

     We own 50% of VTU De Colombia SA, or VTU Colombia, and have fully installed and integrated the VTU system in Colombia. The VTU system in Colombia is now active with Colombia’s first and third largest mobile operators. VTU Colombia currently operates in Bogotá, Baranquilla and Cartegena and is expected to expand the VTU system nationally in the next four quarters. VTU Colombia generates revenues from mobile phone users when they purchase airtime using the VTU system.

     VTU Colombia commenced VTU operations in August 2007. The following chart presents the growth in VTU Colombia revenue, in Colombian pesos, or COP, and the number of transactions during the seventeen month period ended December 31, 2008:

VTU Colombia revenue and number of transactions

     The average exchange rate during the seventeen months ended December 31, 2008 was US$ 1: COP 2,015.

     Vietnam

     We own 30% of Vietnam Payment Technologies, or VinaPay, which was authorized and licensed to commence business activities at the end of May 2007. The VTU system became fully operational and the first commercial transactions were performed by customers in late December 2007. VinaPay generates revenues from mobile phone users when they purchase airtime using the VTU system. VinaPay experienced strong revenue growth during the second quarter of fiscal 2009. In addition, we continue preliminary discussions with two of Vietnam’s other mobile operators to utilize the VTU system.

     Commencing in August 2008, VinaPay’s sales and customer service teams focused on increasing the potential VTU distributors and sub-distributors base through a marketing promotion program for its distribution network. The following chart presents the growth in VinaPay revenue, in Vietnamese dong, or VND, and the number of transactions during the twelve month period ended December 31, 2008:

VinaPay revenue and number of transactions

     The average exchange rate during the twelve months ended December 31, 2008 was US$ 1: VND 16,708.

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

Listing on JSE Limited

     On October 8, 2008, we listed all of our outstanding shares of common stock on the JSE Limited, or JSE, in South Africa. The listing, a secondary or inward listing, of all of our common stock on the JSE was a trigger event and accordingly all remaining outstanding special convertible preferred stock (together with B class shares and loans, linked units) converted to Net1 common stock. As a result of the conversion, the number of outstanding shares of common stock has increased by 4,801,291 and the number of outstanding shares of special convertible preferred stock has decreased by 4,801,291 to nil. In addition, as a result of the conversion, Net1 owned all of the 236,977,187 B class preference shares and B class loans. We are required to maintain a register of shareholders in South Africa and on October 8, 2008, these 4,801,291 shares of common stock were transferred to the South African register.

     On October 16, 2008, Net1 Applied Technologies South Africa Limited, or New Aplitec, repaid the A and B class loans to Net1 and acquired the B class preference shares from Net1 for a total of approximately $84.7 million (ZAR 847.4 million at the negotiated $:ZAR exchange rate on October 16, 2008). As a result, as of October 16, 2008, the only class of shares that New Aplitec has in issue are its A class ordinary shares, all of which are owned by Net1.

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

     As a result of our listing on the JSE our shareholders are now able to trade their shares of common stock on the Nasdaq Global Select Market, or Nasdaq, and the JSE. During the first half of fiscal 2009, we incurred expenses of approximately $0.5 million related to our inward listing on the JSE.

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

Recent accounting pronouncements not yet adopted as of December 31, 2008

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2008, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2008	2007	2008	2007	2008
ZAR : $ average exchange rate	9.9576	6.7909	8.8718	6.9566	7.3123
Highest ZAR : $ rate during period	11.8506	7.0843	11.8506	7.5977	8.2440
Lowest ZAR : $ rate during period	8.2250	6.4262	7.1557	6.4262	6.4262
Rate at end of period	9.4649	6.8547	9.4649	6.8547	7.9645

ZAR: US $ Exchange Rates

     Translation exchange rates

     We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2008 and 2007, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2008	2007	2008	2007	2008
Income and expense items: $1 = ZAR .	9.8291	6.7765	8.8009	6.9446	7.2905

Balance sheet items: $1 = ZAR	9.4649	6.8547	9.4649	6.8547	7.9645

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

     Second quarter of fiscal 2009 compared to the second quarter of fiscal 2008

     The following factors had a significant influence on our results of operations during the second quarter of fiscal 2009 as compared with the same period in the prior year:

  increased net income resulting from a foreign exchange gain related to the asset swap we entered into during the period that the short-term loan facility was to remain outstanding;
  significant weakening of the South African rand, our functional currency, against the US dollar, our reporting currency, which had a negative impact on our revenues and net income in US dollars;
  increased revenues and operating income from sales of hardware and licenses by BGS, which we acquired in the first quarter of fiscal 2009;
  increased revenues and operating income in all provinces where we distribute social welfare grants;
  increased revenues and operating income from the continued adoption of our merchant acquiring system by cardholders;
  decrease in operating income as a result of the impairment of goodwill assigned to the financial services operating segment;
  decrease in operating income as a result of stock-based compensation charges related to grants of stock options and restricted stock in August 2008.

     Consolidated overall results of operations

     This discussion is based on the amounts, which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended December 31,
	2008	2007	$ %
	$ ’000	$ ’000	change
Revenue	61,388	68,500	(10)%
Cost of goods sold, IT processing, servicing and support	17,175	20,175	(15)%
Selling, general and administration	15,311	17,266	(11)%
Depreciation and amortization	4,261	2,833	50%
Impairment of goodwill	1,836	-
Operating income	22,805	28,226	(19)%
Foreign exchange gain related to short-term investment	20,581	-
Interest income, net	2,303	4,116	(44)%
Income before income taxes	45,689	32,342	41%
Income tax expense	16,999	11,788	44%
Income before minority interest and earnings from
equity-accounted investments	28,690	20,554	40%
Minority interest	702	-
Loss from equity-accounted investments	226	236	(4)%
Net income	27,762	20,318	37%

	In South African Rand
Table 4	(US GAAP)
	Three months ended December 31,
	2008	2007	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	603,387	464,192	30%
Cost of goods sold, IT processing, servicing and support	168,815	136,716	23%
Selling, general and administration	150,493	117,003	29%
Depreciation and amortization	41,881	19,198	118%
Impairment of goodwill	18,046	-
Operating income	224,152	191,275	17%
Foreign exchange gain related to short-term investment	202,292	-
Interest income, net	22,636	27,892	(19)%
Income before income taxes	449,080	219,167	105%
Income tax expense	167,084	79,882	109%
Income before minority interest and earnings from
equity-accounted investments	281,996	139,285	102%
Minority interest	6,900	-
Loss from equity-accounted investments	2,221	1,599	39%
Net income	272,875	137,686	98%

     Analyzed in ZAR the increase in revenue and cost of goods sold, IT processing, servicing and support for the second quarter of fiscal 2009, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and inclusion of BGS.

     Our operating income margin for the second quarter of fiscal 2009 decreased to 37% from 41% for the second quarter of fiscal 2008 mainly as a result of the increase in contribution from our hardware, software and related technology sales segment, which generates a lower margin than our transaction-based activities segment; impairment of goodwill; increased intangible asset amortization related to the BGS acquisition; increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa; and stock based compensation charges.

     Selling, general and administration expense increased during the second quarter of fiscal 2009 from the comparable quarter in fiscal 2008 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first and third quarters of fiscal 2008, increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $0.4 million related to our JSE listing.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to the JSE and consultants and advisors assisting with the JSE listing, and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.4 million (ZAR 4.3 million) and $0.5 million (ZAR 3.1 million) during the second quarters of fiscal 2009 and 2008, respectively.

     The table below presents the amortization related to the acquired intangible assets recognized in the Prism and BGS acquisitions and the related tax effects included in our reported results for the second quarter of fiscal 2009 and 2008:

	Three months ended
Table 5	December 31,
	2008	2007
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	3,157	1,468
Prism acquisition	1,012	1,468
BGS acquisition	2,145	-

Deferred tax included in income tax expense:	881	532
Prism acquisition	344	532
BGS acquisition	537	-

	Three months ended
Table 6	December 31,
	2008	2007
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	31,034	9,951
Prism acquisition	9,951	9,951
BGS acquisition	21,083	-

Deferred tax included in income tax expense:	8,663	3,607
Prism acquisition	3,385	3,607
BGS acquisition	5,278	-

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities decreased during the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     The foreign exchange gain resulted from an asset swap arrangement (in the form of a 32-day call account instrument) that we entered into in connection with the short-term bank financing we obtained to fund the BGS acquisition. The call account instrument was repaid to us with accrued interest on October 16, 2008.

     In ZAR, interest on surplus cash for the second quarter of fiscal 2009 increased to $5.1 million (ZAR 50.0 million) from $5.3 million (ZAR 35.8 million) for the second quarter of fiscal 2008. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 and higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 14.08% per annum for the second quarter of fiscal 2008 to 15.39% per annum for the second quarter of fiscal 2009. We expect our interest on surplus cash for the third quarter of fiscal 2009 to decrease compared with the comparable period in the third quarter of fiscal 2008 primarily as a result of what we expect to be a lower average daily ZAR cash balance and the reduction of the interest rate on most of our US dollar deposits to 0%.

     Included in interest expense is the facility fee of approximately $0.4 million (ZAR 3.5 million) that we paid to the lender under the short-term loan facility we obtained to fund the BGS acquisition and approximately $0.3 million (ZAR 3.2 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest, during the second quarter of fiscal 2009 interest expense increased due to an increase in the average rates of interest on our short-term facilities. In ZAR, excluding the impact of the facility fee and interest, finance costs increased to $2.1 million (ZAR 20.3 million) for the second quarter of fiscal 2009 from $2.3 million (ZAR 15.6 million) for the second quarter of fiscal 2008.

     Total tax expense for the second quarter of fiscal 2009 was $17.0 million (ZAR 167.0 million) compared with $11.8 million (ZAR 79.9 million) during the same period in the comparable quarter of the prior fiscal year. Our total tax expense increased, primarily due to the foreign exchange gain discussed above. Our effective tax rate for the second quarter of fiscal 2009 was 37.2%, compared to 36.4% for the second quarter of fiscal 2008. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, including the impairment of goodwill charge and the facility fee and interest related to the short-term loan facility, during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

     Loss from equity-accounted investments for the second quarter of fiscal 2009 and 2008 was $0.2 million (ZAR 2.2 million) and $0.2 million (ZAR 1.6 million), respectively.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7		In United States Dollars (US GAAP)
		Three months ended December 31,
	2008	% of	2007	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	32,820	53%	39,991	58%	(18)%
Smart card accounts	6,711	11%	9,637	14%	(30)%
Financial services	1,430	2%	2,135	3%	(33)%
Hardware, software and related technology sales	20,427	34%	16,737	25%	22%
Total consolidated revenue	61,388	100%	68,500	100%	(10)%
Consolidated operating income (loss):
Transaction-based activities	17,653	77%	21,381	76%	(17)%
Smart card accounts	3,050	13%	4,380	16%	(30)%
Financial services	(1,570)	(7)%	458	2%	(443)%
Hardware, software and related technology sales	5,493	24%	2,265	8%	143%
Corporate/eliminations	(1,821)	(7)%	(258)	(2)%	606%
Total consolidated operating income	22,805	100%	28,226	100%	(19)%

Table 8		In South African Rand (US GAAP)
		Three months ended December 31,
	2008		2007
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	322,590	53%	271,000	58%	19%
Smart card accounts	65,963	11%	65,305	14%	1%
Financial services	14,056	2%	14,468	3%	(3)%
Hardware, software and related technology sales	200,778	34%	113,419	25%	77%
Total consolidated revenue	603,387	100%	464,192	100%	30%
Consolidated operating income (loss):
Transaction-based activities	173,513	77%	144,889	76%	20%
Smart card accounts	29,979	13%	29,681	16%	1%
Financial services	(15,432)	(7)%	3,104	2%	(597)%
Hardware, software and related technology sales	53,991	24%	15,349	8%	252%
Corporate/eliminations	(17,899)	(7)%	(1,748)	(2)%	924%
Total consolidated operating income	224,152	100%	191,275	100%	17%

     Transaction-based activities

     In ZAR, the increase in revenues and operating income were primarily due to higher average revenue per grant paid in all provinces where we provide a welfare distribution service, higher volumes from four of our provincial contracts, increased revenues resulting from the opening of the January 2009 pay file in all five provinces in the last four days of December 2008 (as opposed to an early opening in only four provinces in the prior year), continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our transaction-based activities for the second quarter of fiscal 2009 increased to 54% from 53% during the second quarter of fiscal 2008. The increase in the operating margin was due primarily to the early opening of the January 2009 pay file and price increases described above and improved margins at EasyPay, which was partially offset by continued inflationary increases in our cost components.

     Higher average revenue per grant paid and higher overall volumes from our provincial contracts:

     During the second quarter of fiscal 2009, we experienced growth in four of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the second quarter of fiscal 2009 increased 2% to 12,149,505 from the second quarter of fiscal 2008. We believe that SASSA may experience budgetary constraints in the foreseeable future and while we expect this to negatively impact on the volume of grants distributed to social welfare recipients, we do not believe that the volume of grants will decrease significantly from the current level. In addition, we do not expect significant growth in the number of grant recipients in the foreseeable future.

     The volumes under existing provincial contracts during the second quarter of fiscal 2009 as well as average revenue per grant paid are detailed below:

Table 9	Three months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2008	2007	2008	2007
Province	2008	2007	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	5,277,936	5,063,374	2.78	3.26	27.64	22.11
Limpopo (B)	2,967,229	2,948,717	1.82	2.56	18.09	17.39
North West (C)	1,321,175	1,230,354	2.44	3.16	24.31	21.43
Northern Cape (D)	504,563	498,877	2.37	2.71	23.60	18.37
Eastern Cape (E)	2,078,602	2,155,433	1.66	2.37	16.49	16.11
Total	12,149,505	11,896,755

     (1) Average Revenue per Grant Paid excludes $ 0.62 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.81 (ZAR 5.50) related to the provision of smart card accounts.

     (A) - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to an increase in the value of all grant types, which forms the basis of our remuneration in this province as well as an inflation adjustment to the rate we charge. During the second quarter of fiscal 2009 the South African government announced an interim increase in the grant amounts payable to beneficiaries. These increases were effective from October 2008, but paid in December 2008.

     (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2008.

     (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in September 2008.

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

     The key statistics and indicators of our merchant acquiring system during the second quarter of fiscal 2009 and 2008, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	December 31,
	2008	2007
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,182	4,304
Number of participating UEPS retail locations	2,385	2,532
Value of transactions processed through POS devices during the quarter
(2) (in $ ’000)	269,425	258,852
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in $ ’000)	253,967	275,456
Value of transactions processed through POS devices during the quarter
(2) (in ZAR ’000)	2,550,082	1,757,836
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in ZAR ’000)	2,496,496	1,870,595
Number of grants paid through POS devices during the quarter (2)	4,383,642	3,439,226
Number of grants paid through POS devices during the completed pay
cycles for the quarter (3)	4,328,107	3,661,101
Average number of grants processed per terminal during the quarter (2) .	1,050	799
Average number of grants processed per terminal during the completed
pay cycles for the quarter (3)	1,036	851

(1)	NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2)	Refers to events occurring during the quarter (i.e., based on three calendar months).
(3)	Refers to events occurring during the completed pay cycle.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 18 month period ended January 31, 2009:

POS installations and utilization per POS

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 18 month period ended January 31, 2009:

Loads at merchant locations in South African Rand

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 18 month period ended January 31, 2009:

Number of social welfare grants loaded at merchant locations

     January 2009 pay file

     The January 2008 pay file was opened in December 2007 at merchant locations in all provinces except KwaZulu-Natal, where we distribute the highest number of grants and which provides the highest revenue per grant paid. The January 2009 pay file was opened in December 2008 at merchant locations in KwaZulu-Natal as well as all other provinces, which resulted in an increase in revenue and operating income of approximately $1.3 million (ZAR 12.5 million) for the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008.

     EasyPay transaction fees:

     During the second quarter of fiscal 2009 and 2008, EasyPay processed 156 million and 135 million transactions with an approximate value of $3.7 billion (ZAR 36.2 billion) and $4.4 billion (ZAR 30.3 billion), respectively. The average fee per transaction during the second quarter of fiscal 2009 and 2008, was $0.02 (ZAR 0.21) and $0.03 (ZAR 0.21), respectively. Retailers in South Africa have released reports in the South African media stating that retail sales during the quarter were stronger than expected which resulted in an increase in transactions processed through EasyPay. The South African retail sector has been remarkably resilient during the global economic slowdown, however, we do not believe that this situation can continue and we believe that the number of transactions processed through EasyPay during the third quarter of fiscal 2009 will remain flat compared to the third quarter of fiscal 2008. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the third quarter of fiscal 2009.

     Operating income margins generated by EasyPay during the second quarter of fiscal 2009 and 2008, were 47% and 41%, respectively, which is lower than those generated by our social welfare distribution business and reduced the operating income margins within our transaction-based activities segment. Our operating income margin at EasyPay increased primarily as a result of the implementation of a new integrated switch, which has improved operating efficiencies. We expect the new integrated switch to greatly enhance our offering at EasyPay and enable us to take advantage of new business opportunities.

     Amortization of EasyPay intangible assets during the second quarter of fiscal 2009 and 2008 was $0.3 million (ZAR 3.2 million) and $0.5 million (ZAR 3.2 million), respectively, and is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the second quarter of fiscal 2009 and 2008 was 57% and 53%, respectively.

     Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45% for the second quarter of fiscal 2009 and 2008.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 4,061,100 smart card-based accounts were active at December 31, 2008, compared to 3,976,684 active accounts as at December 31, 2007. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in four provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

     Financial services

     In January 2009 we entered into an agreement to sell our traditional microlending business and we expect the sale to be concluded in the third quarter of fiscal 2009. We have recorded a goodwill impairment of $1.8 million for the second quarter of fiscal 2009 as a result of deteriorating trading conditions of this operating segment and from our strategic decision not to grow the business. Excluding the impact of the impairment charge, operating income decreased by 42% in US dollars and 5% in ZAR, respectively.

     Revenues from UEPS-based lending decreased during the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008.

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

     Some of the key indicators of these businesses are illustrated below:

Table 11	As at December 31,
	2008	2007		2008	2007
			$ %	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending:
Finance loans receivable – gross	2,368	5,336	(56)%	22,422	36,575	(39)%
Allowance for doubtful finance loans
receivable	(1,020)	(3,153)	(68)%	(9,658)	(21,612)	(55)%
Finance loans receivable – net	1,348	2,183	(38)%	12,764	14,963	(15)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	2,765	4,086	(32)%	26,169	28,012	(7)%
Total finance loans receivable,
net	4,113	6,269		38,933	42,975

     Excluding the goodwill impairment, operating income margin for the financial services segment for the second quarter of fiscal 2009 and 2008 was 21%.

Hardware, software and related technology sales

     Since we acquired BGS in the first quarter of fiscal 2009, our hardware, software and related technology sales segment includes operating results for BGS for the entire second quarter of fiscal 2009. The table below presents the contribution of BGS to our revenue and operating income during the second quarter of fiscal 2009:

	Three months ended
Table 12	December 31,
	2008	2007
	$ ’000	$ ’000
Revenue	20,427	16,737
Hardware, software and related technology sales excluding BGS	9,883	16,737
BGS	10,544	-

Operating income	5,493	2,265
Hardware, software and related technology sales excluding BGS	2,733	2,265
BGS	2,760	-
BGS excluding amortization of acquisition related intangible assets	4,905	-
Amortization of acquisition related intangible assets	2,145	-

	Three months ended
Table 13	December 31,
	2008	2007
	ZAR ’000	ZAR ’000
Revenue	200,778	113,419
Hardware, software and related technology sales excluding BGS	97,140	113,419
BGS	103,638	0

Operating income	53,991	15,349
Hardware, software and related technology sales excluding BGS	26,862	15,349
BGS	27,129	-
BGS excluding amortization of acquisition related intangible assets	48,212	-
Amortization of acquisition related intangible assets	21,083	-

     The increase in revenues and operating income was primarily due to the inclusion of BGS. In addition, during the second quarter of fiscal 2009, we recognized revenue from the delivery of hardware under our contract with an Iraqi consortium.

     During the second quarter of fiscal 2009 we delivered hardware, including smart cards, to the Bank of Ghana and recognized revenue of approximately $3.4 million (ZAR 33.0 million). During the second quarter of fiscal 2008 we continued software development and customization activities related to the Ghanaian national switch and smart card payment system contract. In addition, during the second quarter of fiscal 2008, we commenced with the delivery of hardware to Ghana and our revenues included approximately $5.6 million (ZAR 37.9 million) from software development and customization activities and hardware related to this contract. Software development and customization are high margin activities for us and contributed to the increase in operating income during the second quarter of fiscal 2008.

     During the second quarter of fiscal 2009 and 2008 we recognized revenue of $0.1 million (ZAR 1.3 million) and $2.0 million (ZAR 13.8 million), respectively, from sales of hardware to Nedbank.

     Amortization of Prism intangible assets during the second quarter of fiscal 2009 and 2008 was approximately $0.7 million (ZAR 6.7 million) and $1.0 million (ZAR 6.7 million), respectively, and reduced our operating income.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia and SmartSwitch Botswana), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS and Dual Universal Electronic Transactions, or DUET, technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affect our revenues and operating income in this segment from period to period.

     Corporate/eliminations

     The increase in our operating loss in this segment resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa, stock-based compensation charges and the JSE listing costs. Our operating loss includes expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and auditor fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     First half of fiscal 2009 compared to first half of fiscal 2008

     The following factors had a significant influence on our results of operations during the first half of fiscal 2009 as compared with the same period in the prior year:

  increased net income resulting from a foreign exchange rate gain related to the asset swap we entered into during the period that the short-term loan facility was to remain outstanding;
  increased net income as a result of the change in our fully distributed tax rate from 35.45% to 34.55%;
  significant weakening of the South African rand, our functional currency, against the US dollar, our reporting currency, which had a negative impact on our revenues and net income in US dollars;
  increased revenues and operating income from sales of hardware and licenses by BGS;
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
  decrease in operating income as a result of the amortization of intangible assets identified related to the BGS acquisition;
  decrease in operating income as a result of the impairment of goodwill assigned to the financial services operating segment;
  decrease in operating income as a result of stock-based compensation charges related to grants of stock options and restricted stock in August 2008.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 14	(US GAAP)
	Six months ended December 31,
	2008	2007	$ %
	$ ’000	$ ’000	change
Revenue	129,323	128,759	0%
Cost of goods sold, IT processing, servicing and support	36,411	35,318	3%
Selling, general and administration	33,309	33,730	(1)%
Depreciation and amortization	7,684	5,579	38%
Impairment of goodwill	1,836	-
Operating income	50,083	54,132	(7)%
Foreign exchange gain related to short-term investment	26,657	-
Interest income, net	5,465	7,098	(23)%
Income before income taxes	82,205	61,230	34%
Income tax expense	26,901	22,660	19%
Income before minority interest and earnings from
equity-accounted investments	55,304	38,570	43%
Minority interest	762	(196)	(489)%
Loss from equity-accounted investments	536	520	3%
Net income	54,006	38,246	41%

	In South African Rand
Table 15	(US GAAP)
	Six months ended December 31,
		2007	ZAR
	2008	ZAR	%
	ZAR ’000	’000	change
Revenue	1,138,155	894,180	27%
Cost of goods sold, IT processing, servicing and support	320,448	245,270	31%
Selling, general and administration	293,149	234,241	25%
Depreciation and amortization	67,626	38,744	75%
Impairment of goodwill	16,158	-
Operating income	440,774	375,925	17%
Foreign exchange gain related to short-term investment	234,606	-
Interest income, net	48,097	49,293	(2)%
Income before income taxes	723,477	425,218	70%
Income tax expense	236,752	157,365	50%
Income before minority interest and earnings from
equity-accounted investments	486,725	267,853	82%
Minority interest	6,706	(1,361)
Loss from equity-accounted investments	4,717	3,611	31%
Net income	475,302	265,603	79%

     Analyzed in ZAR the increase in revenue and cost of goods sold, IT processing, servicing and support for the first half of fiscal 2009, was primarily due to the higher volumes in our transaction-based activities, a greater number of UEPS-based smart card holders and the acquisition of BGS, the sale of hardware to the Bank of Ghana and Nedbank Limited, or Nedbank.

     Our operating income margin for the first half of fiscal 2009 decreased to 39% from 42% for the first half of fiscal 2008 mainly as a result of the increase in contribution from our hardware, software and related technology sales segment, which generates a lower margin than our transaction-based activities segment; increased intangible asset amortization related to the BGS acquisition and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa, and stock based compensation charges.

     We recognized a foreign exchange gain of $26.7 million (ZAR 234.6 million) resulting from an asset swap arrangement we entered into in August 2008.

     Selling, general and administration expenses increased during the first half of fiscal 2009 from the comparable half in fiscal 2008 primarily due to the stock-based compensation charge related to the restricted stock grants awarded in the first and third quarters of fiscal 2008, increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $0.5 million related to our JSE listing.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to the JSE and consultants and advisors assisting with the JSE listing, and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $1.3 million (ZAR 11.8 million) and $1.0 million (ZAR 7.2 million) during the first halves of fiscal 2009 and 2008, respectively.

     The table below presents the amortization related to the acquired intangible assets recognized in the Prism and BGS acquisitions and the related tax effects included in our reported results for the first half of fiscal 2009 and 2008:

	Six months ended
Table 16	December 31,
	2008	2007
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	5,272	2,866
Prism acquisition	2,261	2,866
BGS acquisition	3,011	-

Deferred tax included in income tax expense:	1,523	1,039
Prism acquisition	769	1,039
BGS acquisition	754	-

	Six months ended
Table 17	December 31,
	2008	2007
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	46,401	19,902
Prism acquisition	19,902	19,902
BGS acquisition	26,499	-

Deferred tax included in income tax expense:	13,406	7,214
Prism acquisition	6,770	7,214
BGS acquisition	6,636	-

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. We are currently in an extension phase with all our contracts and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants has been written off. Accordingly, depreciation expense related to these activities has decreased during the first half of fiscal 2009 compared with the first half of fiscal 2008. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     In ZAR, interest on surplus cash for the first half of fiscal 2009 increased to $11.8 million (ZAR 103.7 million) from $12.3 million (ZAR 85.6 million) for the first half of fiscal 2008. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the first half of fiscal 2009 compared with the first half of fiscal 2008 and higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 13.66% per annum for the first half of fiscal 2008 to 15.45% per annum for the first half of fiscal 2009.

     Included in interest expense is the facility fee of approximately $1.1 million (ZAR 9.7 million) that we paid to the lender under the short-term loan facility we obtained to fund the BGS acquisition and approximately $0.8 million (ZAR 7.3 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest, during the first half of fiscal 2009 interest expense increased due to an increase in the average rates of interest on our short-term facilities. In ZAR, excluding the impact of the facility fee and interest, finance costs increased to $4.4 million (ZAR 38.7 million) for the first half of fiscal 2009 from $5.2 million (ZAR 36.2 million) for the first half of fiscal 2008.

     Total tax expense for the first half of fiscal 2009 was $26.9 million (ZAR 236.8 million) compared with $22.7 million (ZAR 157.4 million) during the same period in the comparable half of the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 35.45% to 34.55% results in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in our income tax expense in our unaudited condensed consolidated statement of operations for the first half of fiscal 2009. In ZAR, without giving effect to the change in our fully-distributed tax rate, our total tax expense increased, primarily due to the foreign exchange gain discussed above. Our effective tax rate for the first half of fiscal 2009 was 32.7%, compared to 37.2% for the first half of fiscal 2008. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 34.55%, offset by an increase in non-deductible expenses during the first half of fiscal 2009 compared to the first half of fiscal 2008.

     Loss from equity-accounted investments for the first half of fiscal 2009 and 2008 was $0.5 million (ZAR 4.7 million) and $0.5 million (ZAR 3.6 million), respectively.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 18	In United States Dollars (US GAAP)
	Six months ended December 31,
	2008	% of	2007	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	73,164	57%	78,155	61%	(6)%
Smart card accounts	15,281	12%	18,773	15%	(19)%
Financial services	3,214	2%	4,318	3%	(26)%
Hardware, software and related technology sales	37,664	29%	27,513	21%	37%
Total consolidated revenue	129,323	100%	128,759	100%	0%
Consolidated operating income (loss):
Transaction-based activities	39,291	78%	41,970	78%	(6)%
Smart card accounts	6,945	14%	8,532	16%	(19)%
Financial services	(1,243)	(2)%	904	2%	(238)%
Hardware, software and related technology sales	9,627	19%	4,205	8%	129%
Corporate/eliminations	(4,537)	(9)%	(1,479)	(4)%	207%
Total consolidated operating income	50,083	100%	54,132	100%	(7)%

Table 19	In South African Rand (US GAAP)
	Six months ended December 31,
	2008		2007
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	643,907	57%	542,755	61%	19%
Smart card accounts	134,486	12%	130,371	15%	3%
Financial services	28,286	2%	29,987	3%	(6)%
Hardware, software and related technology sales	331,476	29%	191,067	21%	73%
Total consolidated revenue	1,138,155	100%	894,180	100%	27%
Consolidated operating income (loss):
Transaction-based activities	345,795	78%	291,465	78%	19%
Smart card accounts	61,122	14%	59,251	16%	3%
Financial services	(10,939)	(2)%	6,278	2%	(274)%
Hardware, software and related technology sales	84,726	19%	29,202	8%	190%
Corporate/eliminations	(39,930)	(9)%	(10,271)	(4)%	289%
Total consolidated operating income	440,774	100%	375,925	100%	17%

     Transaction-based activities

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

     Operating income margin of our transaction-based activities for the first half of each of fiscal 2009 and 2008 was 54%, as the price increases described above were offset by continued inflationary increases in our cost components.

Higher average revenue per grant paid and higher overall volumes from our provincial contracts:

     During the first half of fiscal 2009, we experienced growth in four of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the first half of fiscal 2009 increased 2% to 24,279,501 from the first half of fiscal 2008.

     The volumes under existing provincial contracts during the first half of fiscal 2009 as well as average revenue per grant paid are detailed below:

Table 20	Six months ended December 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2008	2007	2008	2007
Province	2008	2007	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	10,507,977	10,103,529	2.91	3.10	25.77	21.57
Limpopo (B)	5,925,685	5,883,827	2.04	2.45	18.12	17.08
North West (C)	2,706,712	2,449,413	2.82	3.06	25.01	21.26
Northern Cape (D)	1,002,289	994,977	2.68	2.69	23.81	18.72
Eastern Cape (E)	4,136,838	4,293,408	1.86	2.24	16.50	15.57
Total	24,279,501	23,725,154

     (1) Average Revenue per Grant Paid excludes $ 0.55 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.79 (ZAR 5.50) related to the provision of smart card accounts.

     (A) - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to an increase in the value of all grant types, which forms the basis of our remuneration in this province as well as an inflation adjustment to the rate we charge. During the second quarter of fiscal 2009, the South African government announced an interim increase in the grant amounts payable to beneficiaries. These increases were effective from October 2008, but paid in December 2008.

     (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2008.

     (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in September 2008.

     (D) - in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was due to the negotiated annual price adjustment effective from January 2008.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective from January 2008.

     Key statistics and indicators related to our merchant acquiring system:

     During the first half of fiscal 2009 we performed an extensive exercise to identify those merchants that had contracted to participate in our merchant acquiring system and had an installed but unused POS device. After discussions with these merchants a number of them cancelled their contracts to participate in our merchant acquiring system. In addition, we have implemented procedures to identify merchants that are abusing our merchant acquiring system. If a merchant is identified as abusing the merchant acquiring system, its contract is terminated and its equipment is removed. However, these contract cancellations and terminations have had no impact on the number of grants paid through our merchant acquiring system.

     Refer to also to discussion under “—Second quarter of fiscal 2009 compared to the second quarter of fiscal 2008—Results of operations by operating segment—Transaction-based activities—Continued adoption of our merchant acquiring system.”

     January 2009 pay file

     The January 2008 pay file was opened in December 2007 at merchant locations in all provinces except KwaZulu-Natal, where we distribute the highest number of grants and which provides the highest revenue per grant pad. The January 2009 pay file was opened in December 2008 at merchant locations KwaZulu-Natal, as well as in all other provinces, which resulted in an increase in revenue and operating income of approximately $1.3 million (ZAR 12.5 million) for the first half of fiscal 2009 compared with the first half of fiscal 2008.

     EasyPay transaction fees:

     During the first half of fiscal 2009 and 2008, EasyPay processed 291 million and 254 million transactions with an approximate value of $7.7 billion (ZAR 67.9 billion) and $8.1 billion (ZAR 56.4 billion), respectively. The average fee per transaction during the first half of fiscal 2009 and 2008, was $0.02 (ZAR 0.21) and $0.03 (ZAR 0.21), respectively.

     Operating income margins generated by EasyPay during the first half of fiscal 2009 and 2008, were 45% and 40%, respectively, which is lower than those generated by our social welfare distribution business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the first half of fiscal 2009 and 2008 was $0.7 million (ZAR 6.5 million) and $0.9 million (ZAR 6.5 million), respectively, and is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the first half of fiscal 2009 and 2008 was 55% and 53%, respectively.

     Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45% for the first half of fiscal 2009 and 2008.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 4,061,100 smart card-based accounts were active at December 31, 2008, compared to 3,976,684 active accounts as at December 31, 2007. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in four provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

     Financial services

     Excluding the impact of the impairment charge, operating income decreased by 34% in US dollars and increased by 18% in ZAR, respectively.

     Revenues from UEPS-based lending decreased during the first half of fiscal 2009 compared with the first half of fiscal 2008 primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower during the first half of fiscal 2009 compared with the first half of fiscal 2008.

     Revenues from our traditional microlending business decreased during the half year due to increased competition, our strategic decision not to grow this business, and an overall lower return on traditional microlending loans as a result of compliance with the National Credit Act, or NCA. The NCA regulates fees and interest charged on micro-lending loans and imposes credit check obligations on lenders prior to granting of credit to individuals. The loan portfolio of the traditional microlending businesses has declined as a result of our strategic decision not to grow this business and compliance with the NCA.

     See also the discussion under “—Second quarter of fiscal 2009 compared to the second quarter of fiscal 2008—Results of operations by operating segment—Financial Services.

     Excluding the effects of the goodwill impairment, operating income margin for the financial services segment increased to 26% for the first half of fiscal 2009 from 21% for the first half of fiscal 2008.

Hardware, software and related technology sales

     Our Hardware, software and related technology sales segment includes the results of BGS from September 1, 2008. The table below presents the contribution of BGS to our revenue and operating income during the first half of fiscal 2009 and 2008:

	Six months ended
Table 22	December 31,
	2008	2007
	$ ’000	$ ’000
Revenue	37,664	27,513
Hardware, software and related technology sales excluding BGS	26,055	27,513
BGS	11,609	-

Operating income	9,627	4,205
Hardware, software and related technology sales excluding BGS	7,321	4,205
BGS	2,306	-
BGS excluding amortization of acquisition related intangible assets	5,317	-
Amortization of acquisition related intangible assets	3,011	-

	Six months ended
Table 23	December 31,
	2008	2007
	ZAR ’000	ZAR ’000
Revenue	331,476	191,067
Hardware, software and related technology sales excluding BGS	229,307	191,067
BGS	102,169	0

Operating income	84,726	29,202
Hardware, software and related technology sales excluding BGS	67,527	29,202
BGS	17,199	-
BGS excluding amortization of acquisition related intangible assets	46,794	-
Amortization of acquisition related intangible assets	29,595	-

     The increase in revenues and operating income was primarily due to the inclusion of BGS and delivery of hardware to Ghana and Nedbank. In addition, we completed software development activities and delivered hardware under our contract with an Iraqi consortium.

     During the first half of fiscal 2009 we delivered hardware, including smart cards and terminals, to the Bank of Ghana and recognized revenue of approximately $7.3 million (ZAR 63.4 million). During the first half of fiscal 2008 we recognized revenue of approximately $6.5 million (ZAR 44.6 million) from software development and customization activities and hardware related to this contract.

     During the first half of fiscal 2009 and 2008 we recognized revenue of $2.5 million (ZAR 19.5 million) and $2.0 million (ZAR 13.8 million) from sales of hardware to Nedbank.

     Amortization of Prism intangible assets during the first half of fiscal 2009 and 2008 was approximately $1.5 million (ZAR 13.4 million) and $1.9 million (ZAR 13.4 million), respectively, and reduced our operating income.

     Corporate/eliminations

     The increase in our operating loss in this segment resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa, stock-based compensation charges and the JSE listing costs. Our operating loss includes expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and auditor fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At December 31, 2008, our cash balances were $124.7 million, which comprised mainly ZAR-denominated balances of ZAR 820.4 million ($86.7 million) and US dollar-denominated balances of $23.0 million. Our cash balances decreased from June 30, 2008, levels mainly as a result of our acquisition of BGS, repurchases of our common stock under our repurchase program, payment of taxes, the timing of receipt of payment from the provincial governments and the pre-funding of social welfare grants for the January 2009 payment cycle in the last days of December 2008.

     We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets. However, at December 31, 2008, we held $15 million in a 32-day call account.

     Historically, we have financed most of our operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. We take the following factors into account when considering whether to borrow under our financing facilities:

  cost of capital;

  cost of financing;

  opportunity cost of utilizing surplus cash; and

  availability of tax efficient structures to moderate financing costs.

     We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $35.9 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. In addition, when grants are paid at merchant locations before the start of the payment service at pay points we are required to prefund these payments to the merchants distributing the grants on our behalf. We typically reimburse these merchants within 48 hours after they distribute the grants to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month, and a quarter as the payment service generally commences in the last few days of the month preceding new payment cycle month (for instance, for the last two years, the January payment service commenced in the last week of December at merchant locations and in January at pay points).

     We currently believe that our cash and credit facilities are sufficient to fund our current operations for at least the next four quarters.

     Cash flows from operating activities

     Three months ended December 31, 2008

     Net cash inflows from operating activities for the second quarter of fiscal 2009 was $45.9 million (ZAR 450.9 million) compared to net cash outflows from operating activities of $15.6 million (ZAR 105.6 million) for the second quarter of fiscal 2008. The increase in net cash inflow during the second quarter of fiscal 2009 resulted from the foreign exchange gain, the timing of the opening of the October 2008 pay file in the last week of September 2008 and increased activity in our transaction based activities and hardware, software and related technology sales segments, offset by the opening of the January 2009 pay file in the last four days of December 2008 at merchant locations in all provinces. We reimbursed merchants for the January 2009 grants distributed by them during December 2008.

     During the second quarter of fiscal 2009 we made our first provisional tax payments of $9.9 million (ZAR 99.1 million) related to our 2009 tax year and our third provisional payments related to our 2008 tax year of $2.9 million (ZAR28.7 million) in South Africa. We made second provisional payments of $1.0 million (ZAR 9.9 million) related to our 2008 tax year in Europe, primarily Austria. In addition, we paid Secondary Tax on Companies, or STC, of $2.2 million (ZAR 22.3 million) related to dividends paid by New Aplitec to Net1.

     During the three months ended December 31, 2007, we paid a $12.3 million (ZAR 84.3 million) first provisional payment for our 2008 tax year. In addition, we paid a $3.9 million (ZAR 26.5 million) third provisional payment for our 2007 tax year. See the table below for a summary of all taxes paid.

Taxes paid during the second quarter of fiscal 2009 and 2008 were as follows:

Table 24		Three months ended December 31,
	2008	2007	2008	2007
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	9,899	12,274	99,092	84,333
Second provisional payments	993	-	9,940	-
Third provisional payments	2,868	3,861	28,704	26,526
Secondary taxation on companies	2,230	-	22,318	-
Total tax paid	15,990	16,135	160,054	110,859

     We expect to pay additional first provisional payments in South Africa related to our 2009 tax year in the third quarter of fiscal 2009 of ZAR 26.1 million.

     Six months ended December 31, 2008

     Net cash inflows from operating activities for the first half of fiscal 2009 was $12.9 million (ZAR 113.5 million) compared to net cash inflows from operating activities of $24.7 million (ZAR 171.4 million ) for the first half of fiscal 2008. The decrease in net cash inflow during the second quarter of fiscal 2009 resulted primarily from an increased use of cash in December 2008 as compared to December 2007 as a result of timing difference relating to the opening of the January pay file from year to year (and thus our commencement of our payment service), which was offset by the foreign exchange gain and increased activity in our transaction based activities and hardware, software and related technology sales segments. We commenced our grant payment service for January 2008 in the last few days of December 2007 at merchant locations in four provinces and therefore utilized less cash to pay the January grants in December during fiscal 2008 compared with fiscal 2009.

     During the first half of fiscal 2009 we made a third provisional payment of $2.9 million (ZAR28.7 million) and an additional second provisional payment of $8.6 million (ZAR 66.9 million) related to our 2008 tax year in South Africa. In addition, we paid our first provisional tax payments of $9.9 million (ZAR 99.1 million) related to our 2009 tax year in South Africa. We paid taxes of $1.2 million related to our 2008 tax year in the United States and $1.0 million (ZAR 9.9 million) related to our 2008 tax year in Europe, primarily Austria. Finally, we paid Secondary Tax on Companies of $2.2 million (ZAR 22.3 million) related to dividends paid by New Aplitec to Net1. See the table below for a summary of all taxes paid (refunded).

     Taxes paid during the first half of fiscal 2009 and 2008 were as follows:

Table 25		Six months ended December 31,
	2008	2007	2008	2007
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	9,899	12,274	99,092	84,333
Second provisional payments	9,595	8,357	76,826	60,465
Third provisional payments	2,868	3,861	28,704	26,526
Taxation refunds received	(61)	(10)	(471)	(66)
Secondary taxation on companies	2,230	-	22,318	-
Total tax paid	24,531	24,482	226,469	171,258

     Cash flows from investing activities

     Three months ended December 31, 2008

     Cash used in investing activities for the second quarter of fiscal 2009 includes capital expenditure of $0.4 million (ZAR 4.3 million), of which $0.2 million (ZAR 1.7 million) relates to equipment acquired for our card manufacturing facility. We were required to relocate the card manufacturing facility because our landlord gave us notice and cancelled our lease. We were required to upgrade the new premises and install new support equipment, including air-conditioning and networking, in order to commission our card manufacturing equipment.

     During the second quarter of fiscal 2009 we paid $0.5 million (ZAR 4.9 million) to consultants related to the BGS acquisition. Under the stock purchase agreement, we will be required to pay an additional $2.0 million (at the $:EUR exchange rate on December 31, 2008) to the former shareholders of BGS on March 31, 2009.

     In November 2008, we acquired additional shares of VTU Colombia for approximately $0.1 million. Our shareholding in VTU Colombia remains at 50%. These funds will be used to fund operating activities.

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

     Six months ended December 31, 2008

     Cash used in investing activities for the first half of fiscal 2009 includes capital expenditure of $3.3 million (ZAR 28.89 million), of which $2.1 million (ZAR 16.1 million) relates to six backend processing machines to maintain and expand current operations, $0.2 million (ZAR 1.7 million) relates to equipment acquired for our card manufacturing facility and $0.2 million (ZAR 1.6 million) relates to modifications to vehicles acquired to distribute social welfare grants.

     During the first half of fiscal 2009 we paid $95.8 million (ZAR 748.2 million), net of cash received, for 80.1% of the outstanding ordinary capital of BGS, which includes approximately $0.5 million paid to consultants.

     During the first half of 2009 we acquired additional shares of VinaPay for approximately $0.3 million. Our current shareholding in VinaPay remains at 30%. These funds will be used to fund operating activities.

     During the first half of 2009 we acquired additional shares of VTU Colombia for approximately $0.3 million. Our shareholding in VTU Colombia remains at 50%. These funds will be used to fund operating activities.

     Cash used in investing activities for the six months ended December 31, 2007 includes capital expenditure of $1.9 million (ZAR 13.0 million), of which $0.5 million (ZAR 3.5 million) relates to renovations of the transaction-based activities segment head office and data room, $0.2 million (ZAR 1.5 million) relates to capital expenditure to maintain our EasyPay operations and $0.4 million (ZAR 2.9 million) relates the acquisition of POS terminals for our merchant acquiring system.

     Cash flows from financing activities

     Three months ended December 31, 2008

     During the second quarter of fiscal 2009, we repaid the $110 million short-term loan facility we obtained during August 2008 to fund the BGS acquisition.

     During the second quarter of fiscal 2009 we acquired 2,419,581 shares of our common stock in open market purchases for an aggregate of $24.8 million. These shares have been allocated to our treasury stock.

     There were no significant cash flows from financing activities during the three months ended December 31, 2007.

     Six months ended December 31, 2008

     During the first half of fiscal 2009, we received and repaid the $110 million short-term loan facility described above. In addition we paid the $1.1 million facility fee related to this facility.

     During the first half of fiscal 2009 we acquired 2,419,581 shares of our common stock for $24.8 million.

     During the first half of each of fiscal 2009 and 2008 we received $0.2 million (ZAR 1.2 million) and $0.2 million (ZAR 1.1 million), respectively, from employees exercising stock options and repaying loans.

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

     We discuss our capital expenditures during the second quarter and first half of fiscal 2009 under – “Liquidity and capital resources – Cash flows from investing activities.”

     All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.1 million as of December 31, 2008. We anticipate that capital spending for the third quarter of fiscal 2009 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 26	Payments due by Period, as at December 31, 2008 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease obligations	4,708	1,767	2,552	389	-
Purchase obligations	3,300	3,300	-	-	-
Capital commitments	7	7	-	-	-
Total	8,015	5,074	2,552	389	-

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand. As of December 31, 2008 and 2007, our outstanding foreign exchange contracts were as follows:

As of December 31, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	67,251	ZAR	13.6059	ZAR	13.3618	January 30, 2009
USD	656,000	ZAR	10.8230	ZAR	9.6020	March 13, 2009

As of December 31, 2007

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	33,500	ZAR	9.9030	ZAR	10.1619	February 11, 2008
EUR	24,700	ZAR	10.3232	ZAR	10.2589	March 31, 2008

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase, or repo rate, our interest expense on pre-funding social welfare grants in the KwaZulu-Natal and Eastern Cape provinces increases by $19,325 per month, while interest earned per month on any surplus cash increases by $9,339 per $10.6 million (ZAR 100 million).

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     We currently derive a majority of our revenues from contracts to distribute social welfare grants on behalf of five of the nine provincial governments of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this concentrated group of customers. During the years ended June 30, 2008, 2007 and 2006, and the six months ended December 31, 2008, we derived approximately 67%, 70%, 77% and 61%, respectively, of our revenues from payments made to us by these provinces under our government social welfare contracts.

     In early 2007, the South African Social Security Agency, or SASSA, commenced a national tender for the award of contracts to distribute social welfare grants throughout South Africa. We participated in the tender process and timely submitted proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. There were a series of extensive delays during the tender process which resulted in numerous extensions of our bid proposals as well as an extension of our existing contracts. Our existing contracts currently expire on March 31, 2009; however, SASSA retains the right to terminate any or all of these contracts on 30 days’ notice to us. On November 3, 2008, SASSA notified bidders that it had terminated the tender process without awarding new contracts, citing a number of defects in the original request for proposal published by SASSA and in the bid evaluation process. SASSA also stated that it has deferred a decision about commencing a new tender process. We are currently in discussions with SASSA to determine the extent, terms and conditions of any potential contract extensions. Until the exact terms and conditions of these potential contract extensions are formalized, we can not quantify the financial or business impact of any variations to our current contractual terms.

     As a result of SASSA’s decision to terminate the tender process and to defer a decision about commencing a new tender process, there is substantial uncertainty about the future contract award process. We intend to continue to provide services under our existing contracts according to their respective terms, as we have for over a decade, but we cannot assure you that these contracts will continue past March 31, 2009. It is even possible that SASSA could seek to terminate any or all of our contracts before then. If SASSA does initiate a new tender process, we cannot assure you that the tender will result in our receiving contracts to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. Even if we do receive new contracts, or extensions of our current contracts, we cannot predict the terms that such contracts will contain. Any new contract or extension we receive may contain pricing or other terms, such as provisions relating to early termination, that are not as favorable to us as the contracts under which we currently operate. In addition, we believe it is likely that any new tender specification would include a requirement for the successful bidder to pre-fund the social welfare grants in the relevant province for a one month period, as we currently are required to do under certain of our existing provincial contracts, which would result in significant cash flow funding requirements for the contractor. The recently terminated tender process and the surrounding uncertainty consumed a substantial amount of our management’s time and attention during the past two years. Any future tender initiated by SASSA would require our management to devote further resources to the tender process which could adversely affect their ability to focus on other matters, including potential international business development activities.

     Moreover, even if we were to receive new contracts or contract extensions containing similar economic terms to those of our current contracts, our profit margins could be adversely affected to the extent that any such contracts would require us to incur significant capital expenditures during the initial implementation phase. Historically, we have incurred a significant portion of the expenses associated with these contracts during the initial implementation phase, which averages approximately 18 months, and have historically enjoyed higher profit margins on these contracts after the completion of the implementation period. Therefore, to the extent that we were to be awarded a new contract that required significant capital expenditures, our profit margins would be adversely affected if the contract were to be terminated for any reason during the implementation period.

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

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. Our future revenues and profits may experience significant fluctuations as the rate of exchange between the ZAR and the US dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the ZAR against the US dollar will have on our results of operations and financial condition. While the US dollar/ZAR exchange rate has historically been volatile, the ZAR weakened against the US dollar during the 2008 fiscal year. Moreover, as a result of the recent dramatic changes in the world financial markets, including the collapse of major financial institutions and the perception that there may be a prolonged global recession that would adversely affect developing economies like South Africa’s, the ZAR declined significantly against the US dollar during the first and second quarters of fiscal 2009. The depreciation of the ZAR may also be affected by political instability in South Africa and neighboring Zimbabwe. Because our revenues are primarily denominated in ZAR, the decline in the value of the ZAR against the US dollar has adversely affected our reported results of operations. We also believe that the recent decline in the trading price of our common stock is at least partially attributable to the depreciation of the ZAR against the US dollar. We cannot predict whether or not the depreciation of the ZAR against the US dollar will continue; however continued weakness in the ZAR may adversely affect our future operating results and may also continue to affect the price at which our common stock trades. Refer to “Item 7— Currency Exchange Rate Information—Actual exchange rates—table 3” and the graph beneath table 3 included in our Annual Report on Form 10-K and “Item 2— Currency Exchange Rate Information—Actual exchange rates—table 1” and the graph beneath table 1 in this Quarterly Report on Form 10-Q.

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

     We maintain a significant amount of cash and cash equivalents to fund our business operations at several major South African and European banks and financial institutions. As of December 31, 2008, we maintained an aggregate of $124.7 million in cash and cash equivalents which were deposited with such banks and financial institutions, excluding the cash equivalent represented by the 32-day call instrument we terminated on January12, 2009. Although we maintain a policy of entering into transactions only with South African and European banks and financial institutions that have a credit rating of BBB or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings, due to the current credit crisis and global economic conditions, it is possible that despite such ratings, one or more of these banks or financial institutions may fail. The failure of one or more of these institutions may cause us to lose a significant amount of cash and cash equivalents. In addition to the actual value of our company which would be reduced due to the loss of cash and cash equivalents, our business could be materially and adversely affected by the failure of any institution where we maintain our cash and cash equivalents because we require significant amounts of cash to pre-fund the payment of social welfare grants. Failure to meet our pre-funding obligations would result in a default under our provincial contracts which require pre-funding. Although to date we have not experienced any such losses or been prevented from funding our business operations, in light of recent global economic conditions such losses may occur in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On November 6, 2008, we announced the authorization by our Board of Directors to repurchase up to $50 million of our common stock at any time and from time to time through December 31, 2009.

     The share repurchase authorization will be used at our management’s discretion, subject to limitations imposed by SEC Rule 10b-18 and other legal requirements and subject to price and other internal limitations established by our Board. Repurchases will be funded from our available cash. Share repurchases may be made through open market purchases, privately negotiated transactions, or both. The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate.

     The table below presents the number of shares purchased, the average price per share, the total number of shares purchased as part of publically announced plans and programs and the maximum number of shares that may yet be purchased under the plans or programs for the second quarter of fiscal 2009:

Maximum
			Total number of	number (or
			shares	approximate
			purchased as	dollar value) of
			part of	shares that may
		Average price	publically	yet be
	Total number	paid per	announced	purchased
	of shares	share	plans or	under the plans
Period	purchased	(US dollars)	programs	or programs
November 2008	1,733,865	10.28	1,733,865	(1)
December 2008	686,275(2)	10.09	685,716	(1)

(1)	our board approved the repurchase of up to $50 million shares of our common stock. During the second quarter of fiscal 2009 we utilized $24.7 million of this authorization.
(2)

includes 559 shares of our common stock acquired from linked unit holders upon listing on the JSE. The conversion of the linked units to common stock resulted in fractional shares and we were required to purchase these fractional shares from the linked unit holders.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on November 27, 2008 to consider the following proposals:

Proposal 1.	Election of directors;
Proposal 2.	Amend and restate our Articles of Incorporation to:
(i) increase the number of authorized shares of our common stock from 83,333,333 shares to 200,000,000 shares;
(ii) simplify our Articles of Incorporation by deleting obsolete provisions; and
(iii) consolidate our Articles of Incorporation so that the entire charter will be contained in one document; and
Proposal 3.	Ratification of appointment of independent registered public accounting firm.

The following proposals were adopted by the votes indicated:

Proposal 1:

	For	Withheld
Dr. Serge C.P. Belamant	30,302,110	548,181
Herman G. Kotze	28,938,864	1,911,427
Christopher S. Seabrooke	19,082,683	11,767,608
Anthony C. Ball	30,637,498	212,793
Alasdair J. K. Pein	30,639,764	210,527
Paul Edwards	30,639,894	210,397
Tom Tinsley	30,639,764	210,527

Proposal 2:

	For	Against	Abstained
Amend and restate our Articles of
Incorporation	37,451,861	7,921,834	10,212

Proposal 3:

	For	Against	Abstained
Deloitte & Touche (South Africa)	45,375,059	5,296	3,552

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on December 1, 2008)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2009.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman G. Kotzé
Chief Financial Officer, Treasurer and Secretary, Director