Form 10-Q
period 2009-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2009-05-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). YES [   ]    NO [   ]

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
YES [   ]    NO [X ]

As of April 30, 2009 (the latest practicable date), 55,673,186 shares of the registrant’s common stock, par value
$0.001 per share, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2009	2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,025	$272,475
Pre-funded social welfare grants receivable	57,891	35,434
Accounts receivable, net of allowances of – March: $318; June: $260	40,076	21,797
Finance loans receivable, net of allowances of – March: $-; June: $1,007	2,552	4,301
Deferred expenditure on smart cards	-	78
Inventory	6,983	6,052
Deferred income taxes	6,617	5,597
Total current assets	235,144	345,734
OTHER LONG-TERM ASSETS, including available for sale securities	7,096	207
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – March: $23,264; June: $24,753	6,139	6,291
EQUITY-ACCOUNTED INVESTMENTS	2,509	2,685
GOODWILL	100,435	76,938
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
March: $23,022; June: $16,486	71,509	22,216
TOTAL ASSETS	422,832	454,071
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	220	-
Accounts payable	4,221	4,909
Other payables	46,109	57,432
Income taxes payable	15,341	14,162
Total current liabilities	65,891	76,503
DEFERRED INCOME TAXES	33,519	33,474
OTHER LONG-TERM LIABILITIES, including minority interest loans	4,098	3,766
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	103,508	113,743
MINORITY INTEREST	2,415	-
SHAREHOLDERS’ EQUITY
COMMON STOCK
Authorized: 200,000,000 with $0.001 par value;
Outstanding shares - March: 55,673,186; June: 53,423,552	59	52
SPECIAL CONVERTIBLE PREFERRED STOCK
Authorized: 50,000,000 with $0.001 par value;
Issued and outstanding shares - March: -; June: 4,882,429	-	5
B CLASS PREFERENCE SHARES
Authorized: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by Net1) - March: -; June:
35,975,818	-	6
ADDITIONAL PAID-IN-CAPITAL	124,291	119,283
TREASURY SHARES, AT COST: March: 2,726,409; June: 306,269	(32,707)	(7,950)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(109,871)	(37,820)
RETAINED EARNINGS	335,137	266,752
TOTAL SHAREHOLDERS’ EQUITY	316,909	340,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$422,832	$454,071

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$55,878	$63,066	$185,201	$191,825

EXPENSE

COST OF GOODS SOLD, IT PROCESSING,
SERVICING AND SUPPORT	15,225	16,515	51,636	51,833

SELLING, GENERAL AND ADMINISTRATION	14,772	15,185	48,081	48,915

DEPRECIATION AND AMORTIZATION	4,266	2,716	11,950	8,295

LOSS ON SALE OF MICROLENDING
BUSINESS	742	-	742	-

IMPAIRMENT OF GOODWILL	-	-	1,836	-

OPERATING INCOME	20,873	28,650	70,956	82,782

FOREIGN EXCHANGE GAIN RELATED TO
SHORT-TERM INVESTMENT	-	-	26,657	-

INTEREST INCOME, net	2,125	3,754	7,590	10,852

INCOME BEFORE INCOME TAXES	22,998	32,404	105,203	93,634

INCOME TAX EXPENSE	8,543	5,156	35,444	27,816

NET INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND LOSS FROM
EQUITY-ACCOUNTED INVESTMENTS	14,455	27,248	69,759	65,818

MINORITY INTEREST	(185)	-	577	(196)

LOSS FROM EQUITY-ACCOUNTED
INVESTMENTS	261	281	797	801

NET INCOME	$14, 379	$26,967	$68,385	$65,213

Net income per share
Basic earnings, in cents – common stock and linked
units	26.1	47.2	121.4	114.1
Diluted earnings, in cents – common stock and
linked units	26.0	46.7	121.0	113.1

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$14,379	$26,967	$68,385	$65,213
Depreciation and amortization	4,266	2,716	11,950	8,295
Impairment of goodwill	-	-	1,836	-
Loss from equity-accounted investments	261	281	797	801
Fair value adjustment related to financial liabilities	201	(14)	815	(256)
Fair value of FAS 133 derivative adjustments	286	(11)	(2,772)	(21)
Unrealized foreign exchange gain related to short-term
investment	-	-	(1,015)	-
Interest payable	105	126	336	367
Loss (Profit) on disposal of property, plant and
equipment	9	(23)	9	(109)
Loss on sale of microlending business	742	-	742	-
Minority interest	(185)	-	577	(196)
Stock-based compensation charge	1,317	1,108	3,868	2,860
Facility fee amortized	-	-	1,100	-
(Increase) Decrease in accounts receivable, pre-funded
social welfare grants receivable and finance loans
receivable	(17,329)	15,842	(55,120)	(2,406)
Decrease in deferred expenditure on smart cards	84	236	57	496
(Increase) Decrease in inventory	(1,538)	1,286	(1,244)	(293)
Increase (Decrease) in accounts payable and other
payables	2,215	13,177	(15,374)	13,490
Increase in taxes payable	475	7,666	4,659	1,034
(Decrease) Increase in deferred taxes	(182)	(4,182)	(1,601)	574
Net cash provided by operating activities	5,106	65,175	18,005	89,849

Cash flows from investing activities
Capital expenditures	(413)	(1,004)	(3,696)	(2,880)
Proceeds from disposal of property, plant and equipment	1	24	3	142
Acquisition of available for sale securities	(3,422)	-	(3,422)	-
Acquisition of BGS, net of cash acquired	(1,906)	-	(97,992)	-
Acquisition of shares in equity-accounted investments	(150)	-	(450)	-
Net cash used in investing activities	(5,890)	(980)	(105,557)	(2,738)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	-	25	155	175
Treasury stock acquired	-	-	(24,752)	-
Proceeds from short-term loan facility	-	-	110,000	-
Repayment of short-term loan facility	-	-	(110,000)	-
Payment of facility fee	-	-	(1,100)	-
Proceeds from bank overdrafts	2,401	-	2,496	1,462
Repayment of bank overdraft	(2,252)	(1)	(2,252)	(1,443)
Net cash provided by (used in) financing activities	149	24	(25,453)	194

Effect of exchange rate changes on cash	(2,996)	(29,330)	(38,445)	(23,402)

Net (decrease) increase in cash and cash equivalents	(3,631)	34,889	(151,450)	63,903

Cash and cash equivalents – beginning of period	124,656	200,741	272,475	171,727

Cash and cash equivalents – end of period	$121,025	$235,630	$121,025	$235,630

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three and Nine Months Ended March 31, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance.

     The adoption of FAS 157 and FSP 157-3 for financial assets and liabilities has not had a material effect on the Company’s results of operations or financial position.

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

     Recent accounting pronouncements not yet adopted as of March 31, 2009

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

     In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of FAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Entities are encouraged to adopt FAS 157 for measurements of nonfinancial assets and nonfinancial liabilities in its entirety as long as they have not yet issued financial statements during that year. An entity that chooses to adopt FAS 157 in its entirety must do so for all nonfinancial assets and nonfinancial liabilities within its scope. The Company is currently reviewing the impact of the adoption of FAS No. 157 for all non-financial assets and liabilities on its financial statements.

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

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements not yet adopted as of March 31, 2009 (continued)

     In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). Under FSP FAS 141R-1 an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies, and Interpretation 14 to determine whether the contingency should be recognized as of the acquisition date or after it. Like FAS141R, FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing FSP FAS 141R-1 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company expects the adoption of FSP FAS 107-1 and APB 28-1 to result in increased disclosures in its interim period reporting.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing FSP FAS 115-2 and FAS 124-2 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently assessing FSP FAS 157-4 and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

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

     BGS provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. BGS’ system, Dual Universal Electronic Transactions (“DUET”), was developed by BGS as a derivative of the first version of our Universal Electronic Payment System (“UEPS”) technology that the Company licensed to BGS in 1993. BGS’ largest customer is Sberbank, the largest financial institution in Russia, which owns the remaining 19.9% of BGS. The Company acquired BGS because it fits in well with the Company’s strategy to grow in developing economies. BGS’ operations are highly seasonal, with its second and fourth quarters typically being its most profitable and its first and third quarters generally the weakest.

2. Acquisition of BGS (continued)

     The following table sets forth the components of the purchase price for the BGS acquisition using exchange rates applicable as of August 31, 2008:

Cash paid at closing to former BGS shareholders	$101,611
Cash paid to former BGS shareholders on March 31, 2009	1,906
40,134 shares of Net1 common stock valued at $24.46 per share issued to certain former BGS
shareholders	982
Estimated costs directly related to the acquisition	2,915
Total purchase price	$107,414

     The following table sets forth the preliminary allocation of the purchase price:

Cash and cash equivalents	$6,283
Accounts receivable, net	3,218
Inventory	740
Property, plant and equipment	350
Intangible assets (see Note 9)	68,859
Trade and other payables	(7,181)
Other long-term liabilities	(631)
Deferred tax assets	10,657
Deferred tax liabilities (see Note 9)	(17,214)
Minority interests	(1,838)
Goodwill (see Note 9)	44,171
Total purchase price	$107,414

     The preliminary purchase price allocation was based on management estimates as of March 31, 2009, and may be adjusted up to one year following the closing of the transaction. The purchase price allocation has not been finalized as management is still in the process of performing its detailed analysis of assets and liabilities and contingencies acquired.

     The results of BGS’ operations are reflected in the Company’s financial statements from September 1, 2008. The following pro forma consolidated results of operations have been prepared as if the acquisition of BGS had occurred on July 1, 2008 and 2007, respectively:

	Three months ended		Nine months ended
	March 31,		March 31,
	Actual	Pro forma	Pro forma	Pro forma
	2009	2008	2009	2008

Revenue(1)	$55,878	$66,602	$187,604	$210,632

Net income from continuing operations before
minority interest and loss from equity-accounted
investments(1)	$14,455	$23,794	$63,843	$59,019

Net income(1)	$14,379	$23,530	$62,474	$57,400

Earnings per share – basic (in cents)	$26.1	$41.1	$110.9	$100.4

Earnings per share – diluted (in cents)	$26.0	$40.8	$110.5	$99.5

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
basic earnings per share	55,074,930	57,181,363	56,344,262	57,169,392

Weighted-average number of outstanding shares of
common stock and linked units used to calculate
diluted earnings per share	55,200,180	57,724,668	56,537,451	57,683,562

     (1) Revenue, net income from continuing operations before minority interest and loss from equity-accounted investments and net income have been translated from the functional currencies, primarily ZAR and euro (“€”), to US dollar, using the average exchange rate applicable for the period. The average US dollar/ ZAR exchange rate for the three and nine months ended March 31, 2009 and 2008, was $1:9.9584; $1:7.5459; $1:9.2287 and $1:7.1516, respectively. The average US dollar/ € exchange rate for the three and nine months ended March 31, 2009 and 2008, was $1:0.7654; $1:0.6683; $1:0.7298 and $1:0.6958, respectively. The significant fluctuation in the US dollar/ ZAR exchange rates has negatively impacted the Company’s reported results.

2. Acquisition of BGS (continued)

     The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

     a) An adjustment to reduce interest income on the Company’s cash reserves for the three months ended March 31, 2008 and the nine months ended March 31, 2009 and 2008, as a result of the payment of the cash portion of the purchase price of $107.4 million, at an assumed pre-tax South African interest rate of 10.7%, 10.8% and 10.7% respectively. This adjustment also assumes that the cash had been paid out 50 days after the beginning of the period presented, rather than at the beginning of the period, because the Company financed the cash portion of the purchase price with the proceeds of a loan facility that was repaid in full 50 days after closing of the acquisition, and thus, continued to earn interest on these cash reserves for the first 50 days of the period until the loan was repaid in full. The adjustment has been tax-effected using a fully-distributed rate for the three months ended March 31, 2008 and the nine months ended March 31, 2009 and 2008, of 35.45%, 34.55% and 35.45%, respectively;

     b) An adjustment to decrease interest income, net for the three months ended March 31, 2008 and the nine months ended March 31, 2009 and 2008, for the interest on the short-term facility of $0.3 million, $0.8 million and $0.8 million and the facility fee of $0.4 million, $1.1 million and $1.1 million, respectively. The interest and facility fee are not deductible for taxation purposes;

     c) An adjustment to increase amortization expense based on the estimated fair value of the identifiable intangible asset from the purchase price allocation, which are being amortized over its estimated useful life of seven years, of approximately $2.5 million, $6.9 million and $7.2 million for the three months ended March 31, 2008 and the nine months ended March 31, 2009 and 2008, as well as the related adjustment to deferred tax of $0.6 million, $1.7 million and $1.8 million, respectively.

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

     The table below presents the costs incurred in connection with the Company’s listing on the JSE during the nine months ended March 31, 2009 (no costs were incurred in the three months ended March 31, 2009):

Nine
months
ended
March 31,
2009
Advisory fee to sponsor	$122
Legal fees	174
Regulatory and filing fees	93
Printing	47
Accounting fees	27
Other	32
Total costs related to JSE listing	$495

4. Foreign exchange gain related to short-term investment

     The Company entered into an asset swap arrangement (in the form of a $110 million 32-day call account instrument) in order to facilitate the short-term loan facility described in note 10, however this asset swap arrangement was not linked to the loan facility and did not require redemption on the same date as the repayment of the loan facility. The Company earned interest at a rate of one month US dollar London Interbank Offered Rate (“LIBOR”) plus 0.25% on this instrument. The Company gave a call notice to the obligor on September 10, 2008, and the capital of $110 million (or ZAR 1,100.7 million) and interest on this instrument was repaid on October 16, 2008. The Company has realized a foreign exchange gain of approximately $26.7 million for the nine months ended March 31, 2009. The foreign exchange gain was realized during the second quarter of fiscal 2009.

5. Pre-funded social welfare grants receivable

     The pre-funded social welfare grants receivable represents the amounts due from provincial governments, as the Company pre-funds social welfare grant payments on behalf of the government in these provinces and pre-funding provided to certain merchants participating in its merchant acquiring system. The pre-funded amounts are typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commences during the week before the start of a calendar month at government pay points and merchant locations. The April 2009 payment service commenced during the last two days of March 2009 and was offered at merchant locations only.

     In March 2009, the Company signed a contract with the South Africa Social Security Agency (“SASSA”) which included, amongst other conditions, that the Company would discontinue pre-funding social welfare grants from May 2009 in the two provinces in which the Company provided this service, namely, the KwaZulu-Natal and Eastern Cape provinces. The Company will continue to pre-fund certain merchants participating in its merchant acquiring system and the Company expects to continue the practice of pre-funding these merchants in the last few days of every month.

6. Deferred expenditure on smart cards

     The deferred expenditure on smart cards represents amounts paid for smart cards used in the administration and distribution of grants to beneficiaries. These expenditures are deferred and written off over the period of the contract with the provincial government.

7. Inventory

     The Company’s inventory comprised the following categories as of March 31, 2009 and June 30, 2008.

	March 31,	June 30,
	2009	2008

Raw materials	$321	$111
Finished goods	6,662	5,941
	$6,983	$6,052

8. Financial instruments and equity-accounted investments

     Financial instruments

     The Company adopted FAS 157 on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

     FAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

     In addition to defining fair value, FAS 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

     These levels are:

  Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

  Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

8. Financial Instruments and equity-accounted investments (continued)

     Financial instruments (continued)

     The following section describes the valuation methodologies we use to measure financial assets and liabilities at fair value.

     Investments in common stock

     In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology would apply to Level 1 investments. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments would be included in Level 2 investments. In circumstances in which inputs are generally unobservable, values typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. Investments valued using such techniques are included in Level 3 investments.

     The Company's Level 3 asset represents an investment in the common stock of Finbond Property Finance Limited (“Finbond”). The Company acquired 43,495,150 shares for cash in Finbond for $3.4 million and received 41,137,375 shares, as consideration for the sale of its traditional microlending business. The Company’s ownership interest in Finbond, as of March 31, 2009 is approximately 20%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

     Finbond’s shares are traded on the JSE, and consequently are within the scope of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; the Company has designated such shares as available for sale investments. Pursuant to FSP 157-3, however, the Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond include primarily mortgage brokering services and microlending. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

     Derivative transactions - Foreign exchange contracts

     As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter customized derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of BBB or better. The Company uses quoted prices in active markets for identical assets and liabilities to determine fair value. The Company has no derivatives that require fair value measurement under level 1 and 3 of the fair value hierarchy.

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock
(available for sale assets included in
OTHER LONG-TERM ASSETS)	-	-	$6,966	$6,966
Total assets at fair value	-	-	$6,966	6,966

Liabilities
Foreign exchange contracts	-	$3	-	3
Total liabilities at fair value	-	$3	-	$3

8. Financial Instruments and equity-accounted investments (continued)

     Financial instruments (continued)

     Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     The Company measures its equity-accounted investments at fair value on a nonrecurring basis. The Company has no liabilities that are measured at fair value on a nonrecurring basis. These equity-accounted investments are recognized at fair value when they are deemed to be other-than-temporarily impaired.

     In accordance with the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company reviews the carrying values of its investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other than temporary. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and the excess is determined to be other-than-temporary. The Company determined that there was not a decline in the fair value below cost of the equity-accounted investments during the reporting periods presented herein, and therefore has not recorded an impairment charge during the three and nine months ended March 31, 2009.

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

     In October 2008, SmartSwitch Namibia converted approximately $1.6 million of its total loan funding to equity. The Company’s current shareholding remains at 50%. As a result, the Company’s loan funding has decreased by $0.8 million and its interest in SmartSwitch Namibia’s equity has increased by $0.8 million.

     In August 2008, the Company acquired additional shares in VinaPay for approximately $0.3 million. The Company’s current shareholding remains at 30%. These funds will be used to fund operating activities.

     During the nine months ended December 31, 2008, the Company acquired additional shares in VTU Colombia for approximately $0.3 million and extended additional loans of $0.2 million. The Company’s current shareholding remains at 50%. These funds will be used to fund operating activities.

     The functional currency of the Company’s equity-accounted investments is not the US dollar and thus the equity-accounted investments are restated at the period end US dollar/foreign currency exchange rate with an entry against accumulated other comprehensive loss.

8. Financial Instruments and equity-accounted investments (continued)

     Equity-accounted investments (continued)

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2008 and March 31, 2009:

	Equity	Loans	Loss	Elimination	Total

Balance as of June 30, 2008	$1,984	$3,312	$(2,295)	$(316)	$2,685
Share capital acquired	1,423	(673)	-	-	750
Share capital acquired– VinaPay	300				300
Share capital acquired– VTU
Colombia	300	150			450
Loan converted to equity –
SmartSwitch Namibia	823	(823)			-
(Loss) Earnings from equity-
accounted investments	-	-	(1,104)	307	(797)
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Namibia(1)	-	-	(130)	130	-
(Loss) Earnings from equity-
accounted investment –
SmartSwitch Botswana(1)	-	-	(223)	177	(46)
Loss from equity-accounted
investment – VTU Colombia	-	-	(645)	-	(645)
Loss from equity-accounted
investment – VinaPay	-	-	(106)	-	(106)
Foreign currency adjustment(2)	(393)	(440)	554	150	(129)
Balance as of March 31, 2009	$3,014	$2,199	$(2,845)	$141	$2,509

     (1) – includes the recognition of realized net income as described below.

     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended March 31, 2009:

	Loss	Elimination	Total

(Loss) Earnings from equity-
accounted investments	$(342)	$81	$(261)
SmartSwitch Namibia	(25)	28	3
SmartSwitch Botswana	(69)	$53	(16)
VTU Colombia	(201)	-	(201)
VinaPay	$(47)	-	$(47)

     The Company is required to eliminate its percentage of the net income generated from sales to its equity-accounted investments. The revenue generated and associated costs related to these sales are included in the line item captions above net income from continuing operations before minority interest and loss from equity-accounted investments in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2009 and 2008. The realized amount related to the elimination is included in the loss from equity-accounted investments line in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2009 and 2008. The Company will recognize this net income from these sales during the period in which the hardware and software it has sold to its equity-accounted investments are utilized in its operations, or has been sold to third party customers, as the case may be.

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

     Summarized below is the movement in carrying value of goodwill for the nine months ended March 31, 2009.

Carrying
value

Balance as of July 1, 2008	$76,938
Acquisition of BGS as of August 31, 2008	44,171
Impairment of goodwill	(1,836)
Financial services segment - sale of traditional microlending business	(1,759)
Foreign currency adjustment (1)	(17,079)
Balance as of March 31, 2009	$100,435

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the euro against the US dollar on the carrying value of goodwill.

     The Company recognized an impairment loss of approximately $1.8 million on goodwill allocated to the Financial services segment during the second quarter of fiscal 2009 as a result of the deteriorating trading conditions of this segment, the Company’s management’s strategic decision not to grow this business and the offer received for the traditional microlending business in January 2009. On March 1, 2009, the Company sold all traditional microfinance loans receivables and goodwill and received shares in Finbond as consideration.

Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2009	2008

Transaction-based activities	$28,674	$34,997
Smart card accounts	-	-
Financial services	-	4,455
Hardware, software and related technology sales	71,761	37,486
Total	$100,435	$76,938

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

9. Goodwill and intangible assets (continued)

Intangible assets (continued)

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2009 and June 30, 2008:

	As of March 31, 2009			As of June 30, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$74,832	$(8,094)	$66,738	$15,679	$(2,581)	13,098
Software and unpatented technology	8,173	(7,489)	684	9,974	(6,638)	3,336
FTS patent	3,942	(3,432)	510	4,811	(3,850)	961
Exclusive licenses	4,506	(3,131)	1,375	4,506	(2,645)	1,861
Trademarks	2,964	(762)	2,202	3,618	(674)	2,944
Customer contracts	114	(114)	-	114	(98)	16
Total finite-lived intangible assets	$94,531	$(23,022)	$71,509	$38,702	$(16,486)	$22,216

     (1) Includes the customer relationships acquired as part of the BGS acquisition in August 2008.

     Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2009, was approximately $3.4 million and $9.3 million, respectively (three and nine months ended March 31, 2008 was approximately $1.7 million and $5.1 million, respectively). Future annual amortization expense is estimated at approximately $12.4 million, however, this amount could differ from the actual amortization as a result of changes in useful lives, exchange rate fluctuations and other relevant factors.

10. Short-term facilities

     As of March 31, 2009, the Company had short-term facilities in South African Rand of approximately $51.4 million, translated at exchange rates applicable as of March 31, 2009. As of March 31, 2009 the overdraft rate on these facilities was 11.85% . In addition, BGS has short-term facilities of approximately $1.3 million, translated at exchange rates applicable as of March 31, 2009, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of March 31, 2009, the Company had utilized $0.2 million of its South African short-term facilities. The Company’s management believes its current short-term facilities are sufficient in order to meet its future obligations to distribute social welfare grants.

     Short-term loan facility obtained to fund the BGS acquisition

     The Company obtained a $110 million six month bank loan facility to fund the cash portion of the purchase price for the BGS acquisition. The Company was entitled to settle the full facility at any time during the six month period without incurring a prepayment penalty. During the nine months ended March 31, 2009, the Company utilized approximately $103 million of this facility to pay the cash portion of the purchase price, the $1.1 million facility fee and transaction-related costs. The interest rate charged on this facility was LIBOR plus 2.50% .

     The Company pledged $25 million of its US dollar-denominated cash reserves and the A class shares and B class shares it owned in its South African subsidiary, Net1 Applied Technologies South Africa Limited (“New Aplitec”), as collateral security for the bank loan.

     The Company paid the lender an upfront facility fee of $1.1 million which was amortized over the period that the loan was outstanding. Included in interest income, net for nine months ended March 31, 2009, is $1.1 million related to the facility fee.

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

11. Capital structure and creditor rights attached to the B Class Loans (continued)

     During the nine months ended March 31, 2009, 4,882,429 shares of special convertible preferred stock were converted to common stock. The trigger event that gave rise to these conversions was the listing on the JSE Limited and requests by linked unit-holders to sell and/or convert 35,975,818 linked units during the nine months ended March 31, 2009. The net result of these conversions was that 35,975,818 B class preference shares and B class loans were ceded to Net1 during the nine months ended March 31, 2009, which converted 4,882,429 shares of special convertible preferred stock to 4,882,429 shares of common stock in return for the ownership of 35,975,818 B class preference shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 4,882,429 and the number of outstanding shares of special convertible preferred stock has decreased by 4,882,429. In addition, as a result of the conversion, Net1 owned all of the 236,977,187 B class preference shares and B class loans.

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

     Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and nine months ended March 31, 2009, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of March 31, 2009, the vesting conditions in respect of a portion of the awards had been satisfied.

     The basic earnings per share for the three and nine months ended March 31, 2009, for the common stock and linked units are the same and is calculated by dividing the net income by the combined weighted average number of outstanding shares (57.1 million) of common stock (51.5 million) and special convertible preferred stock (5.6 million).

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2009 and 2008.

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	55,075	51,486	56,336	51,473
Weighted average effect of dilutive securities:
employee stock options	125	489	193	463
Weighted average number of outstanding shares of
common stock – diluted	55,200	51,975	56,529	51,936

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	‘000	‘000	‘000	‘000
Weighted average number of outstanding linked units –
basic	-	5,656	-	5,656
Weighted average effect of dilutive securities:
employee stock options	-	54	-	51
Weighted average number of outstanding linked units –
diluted	-	5,710	-	5,707

12. Earnings per share (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	‘000	‘000	‘000	‘000
Total weighted average number of outstanding shares
used to calculate earnings per share – basic	55,075	57,142	56,336	57,129

Total weighted average number of outstanding shares
used to calculate earnings per share – diluted	55,200	57,685	56,529	57,643

13. Comprehensive (loss) income

     The Company’s comprehensive (loss) income consists of net income and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive (loss) income for the three and nine months ended March 31, 2009 and 2008 was:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$14,379	$26,967	$68,385	$65,213
Foreign currency translation adjustments	(10,733)	(49,005)	(72,051)	(40,868)
	$3,646	$(22,038)	$(3,666)	$24,345

14. Stock-based compensation

     Summary of Stock Option Activity

     The following table summarizes stock option activity for the three and nine months ended March 31, 2009, and 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price	(in years)	($’000)

Balance outstanding – July 1, 2008	953,378	$18.20	7.40	$5,813
Granted	560,000	$24.46	10.00	-
Exercised	(50,006)	-	-	1,270
Balance outstanding – September 30, 2008	1,463,372	$21.12	8.27	$3,102

Balance outstanding – December 31, 2008	1,463,372	$21.12	8.00	$1,703

Balance outstanding – March 31, 2009	1,463,372	$21.12	7.80	$1,959

Balance outstanding – July 1, 2007	1,374,543	$16.30	8.20	$10,840
Exercised	(49,998)	-	-	1,172
Balance outstanding – September 30, 2007	1,324,545	$16.80	8.00	$13,782
Forfeitures	(96,623)	-	-	-
Balance outstanding – December 31, 2007	1,227,922	$16.31	7.70	$16,021
Exercised	(8,333)			237
Balance outstanding – March 31, 2008	1,219,589	$16.40	7.50	$7,496

     No stock options became exercisable during the three and nine months ended March 31, 2009 and 2008.

     During the nine months ended March 31, 2009, the Company received approximately $0.2 million from stock options exercised. During the three and nine months ended March 31, 2008, the Company received approximately $0.1 million and $0.2 million, respectively, from stock options exercised. The Company issues new shares to satisfy stock option exercises.

14. Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a net stock compensation charge of $1.3 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended March 31, 2009
Stock-based compensation charge	$1,317	$60	$1,257
Total – Three months ended March 31, 2009	$1,317	$60	$1,257

Three months ended March 31, 2008
Stock-based compensation charge	$1,108	$60	$1,048
Total – Three months ended March 31, 2008	$1,108	$60	$1,048

     The Company has recorded a net stock compensation charge of $3.9 million and $2.9 million for the nine months ended March 31, 2009 and 2008, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration
Nine months ended March 31, 2009
Stock-based compensation charge	$3,868	$181	$3,687
Total - nine months ended March 31, 2009	$3,868	$181	$3,687

Nine months ended March 31, 2008
Stock-based compensation charge	$3,146	$259	$2,887
Reversal of stock compensation charge related to options
forfeited	(286)	(147)	(139)
Total – Nine months ended March 31, 2008	$2,860	$112	$2,748

     The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of March 31, 2009, the total unrecognized compensation cost related to stock options was approximately $5.8 million, which the Company expects to recognize over approximately four years. As of March 31, 2009, the total unrecognized compensation cost related to restricted stock awards was approximately $8.2 million, which the Company expects to recognize over approximately two years. As of March 31, 2009, interest due from employees related to loans extended to fund stock option exercises was approximately $0.1 million.

     As of March 31, 2009, the Company has recorded a deferred tax asset of approximately $0.8 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

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

     The Company currently has four reportable segments: Transaction-based activities, Smart card accounts, Financial services and Hardware, software and related technology sales. Each segment, other than the Hardware, software and related technology sales segment, operates mainly within South Africa. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets. The operations of BGS have been allocated to the Hardware, software and related technology sales segment.

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For each of the three and nine months ended March 31, 2009, there were three and two such customers, providing 34%, 15% and 10%, and 31% and 14%, respectively, of total revenue (three and nine months ended March 31, 2008: three customers providing 30%, 16% and 10%, and 31%, 16% and 10%, respectively, of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

     The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The Company sold its traditional microlending business included in this segment on March 1, 2009. In addition, the Company has recorded a goodwill impairment of $1.8 million which was allocated to the Financial services segment during the nine months ended March 31, 2009. From March 1, 2009, the Financial services segment comprised only the Company’s UEPS-based microlending business.

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

15. Operating segments (continued)

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues to external customers
Transaction-based activities	$35,995	$37,254	$109,159	$115,409
Smart card accounts	6,676	8,696	21,957	27,469
Financial services	1,357	1,999	4,571	6,317
Hardware, software and related technology sales	11,850	15,117	49,514	42,630
Total	55,878	63,066	185,201	191,825
Inter-company revenues
Transaction-based activities	810	1,026	2,603	3,247
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	(19)	468	1,999	206
Total	791	1,494	4,602	3,453
Operating income
Transaction-based activities	21,638	20,347	60,929	62,317
Smart card accounts	3,034	3,953	9,979	12,485
Financial services	(261)	507	(1,504)	1,411
Hardware, software and related technology sales	(1,398)	5,380	8,229	9,585
Corporate/Eliminations	(2,140)	(1,537)	(6,677)	(3,016)
Total	20,873	28,650	70,956	82,782
Interest earned
Transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	4,279	6,871	16,062	19,137
Total	4,279	6,871	16,062	19,137

Interest expense
Transaction-based activities	2,081	3,055	6,284	8,196
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	1	56	196	75
Corporate/Eliminations	72	6	1,992	14
Total	2,154	3,117	8,472	8,285

Depreciation and amortization
Transaction-based activities	900	1,222	2,929	3,653
Smart card accounts	-	-	-	-
Financial services	102	125	317	333
Hardware, software and related technology sales	2,991	1,042	7,818	3,311
Corporate/Eliminations	273	327	886	998
Total	4,266	2,716	11,950	8,295

Income taxation expense
Transaction-based activities	5,576	5,082	15,853	15,974
Smart card accounts	849	1,147	2,793	3,622
Financial services	423	147	589	408
Hardware, software and related technology sales	(292)	1,700	2,449	3,021
Corporate/Eliminations	1,987	(2,920)	13,760	4,791
Total	$8,543	$5,156	$35,444	$27,816

15. Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income
Transaction-based activities	$13,980	$12,211	$38,793	$38,342
Smart card accounts	2,185	2,806	7,185	8,866
Financial services	271	360	(1,139)	1,000
Hardware, software and related technology sales	(1,115)	3,623	5,661	6,466
Corporate/Eliminations	(942)	7,967	17,885	10,539
Total	14,379	26,967	68,385	65,213
Segment assets
Total	422,832	405,869	422,832	405,869
Expenditures for long-lived assets
Transaction-based activities	157	809	2,400	2,269
Smart card accounts	-	-	-	-
Financial services	34	133	666	467
Hardware, software and related technology sales	222	62	630	144
Corporate/Eliminations	-	-	-	-
Total	$413	$1,004	$3,696	$2,880

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

     For the three and nine months ended March 31, 2009, the tax charge was calculated using the expected effective tax rate for the year (34.55%) . Our effective tax rate for the three and nine months ended March 31, 2009, was 37.1% and 33.7%, respectively, and includes the effect of the change in the fully distributed tax rate from 35.45% to 34.55% . The change in the fully distributed tax rate from 35.45% to 34.55% is discussed below.

     The Company increased its unrecognized tax benefits by $0.1 million and $0.4 million and reduced its deferred tax assets by approximately $0.1 million and $0.1 million during the three and nine months ended March 31, 2009, respectively. As of March 31, 2009, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Austria, the Russian Federation and in the US federal jurisdiction. As of March 31, 2009, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before March 31, 2005. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

16. Income tax in interim periods (continued)

     On February 20, 2008, the Finance Minister of South Africa announced the decrease in statutory rate of taxation for South African-domiciled companies from 29% to 28% for all fiscal years ending on or after April 1, 2008. The change in tax rate was promulgated on July 22, 2008. The fully distributed tax rate was reduced to 34.55% from 35.45% during the first quarter of fiscal 2009 and has resulted in an income tax benefit included in the Company’s income tax expense line on its unaudited condensed consolidated statements of operations for the nine months ended March 31, 2009. The income tax expense of approximately $35.4 million for the nine months ended March 31, 2009, includes an income tax benefit of approximately $3.5 million resulting from the reversal of a portion of the deferred tax assets and liabilities recognized as of June 30, 2008.

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

Trends and Material Developments Affecting our Business

South Africa

          Contract for the payment of social welfare grants

     We have entered into a new one year contract with the South African Social Security Agency, or SASSA, for the payment of social welfare grants in the five provinces where we currently provide a grant payment service. The new contract commenced on April 1, 2009 and expires on March 31, 2010. SASSA received special approval from the South African National Treasury Department to enter into new agreements with us and the other current service providers for a twelve month period without conducting a tender process. SASSA has indicated that it will initiate a new tender process during the next twelve months.

     The new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. Under our previous contracts, depending on the province, we received either a fee per grant distributed, or per beneficiary paid, or as a percentage of the total grant amount distributed. In addition, SASSA will assume responsibility for the pre-funding of all social welfare grants with effect from the May 2009 pay cycle. We will continue to pre-fund certain merchants who facilitate the distribution of grants through our merchant acquiring system.

     We do not expect that the new contract will materially affect our future results of operations since the reduced pricing should be offset by the guaranteed minimum number of beneficiaries per month and the increased interest income we expect to receive as a result of the elimination of our pre-funding requirement.

     Refer to discussion under “Part II. Other Information–Item 1A. Risk Factors.”

          Progress of wage payment implementation

     During the first quarter of fiscal 2009, we entered into an agreement with our first major corporate customer to utilize our wage payment system. Our customer is the largest provider of security and guarding services in South Africa and employs approximately 20,000 people. We commenced with the registration process during the third quarter of fiscal 2009 and we expect to complete the enrollment of all employees by the end of the fourth quarter of fiscal 2009.

          Sale of our traditional microlending business

     During the third quarter of fiscal 2009, we entered into an agreement with Finbond Property Finance Limited, or Finbond, for the sale of our traditional microlending business with effect from March 1, 2009. The payment consideration was settled through the issuance of new Finbond shares and we also exercised an option to increase our shareholding in Finbond to approximately 20%. Finbond will have a national network of 178 branches following the sale of our traditional microlending business to them. We have signed an agreement with Finbond under which we have agreed to install our UEPS technology and point of sale devices for the marketing of pre-paid electricity, pre-paid cell phone air time and bill payments into all of Finbond's branches. In addition, Finbond will utilize its branch and broker network to market our wage payment and EasyPay bill payment solutions.

International Expansion

          BGS Acquisition

     On August 27, 2008, we acquired 80.1% of the issued share capital of BGS Smartcard Systems AG, or BGS, an Austrian private company. The results of BGS’ operations are reflected in our financial statements from September 1, 2008. BGS’ activities are similar to those performed by our hardware, software and related technology sales segment and include payment system implementations which occur on an ad hoc basis. BGS’ operations are highly seasonal, with its second and fourth quarters typically being its most profitable and its first and third quarters generally the weakest. However, in the current financial year the majority of BGS’ revenues were generated during the second quarter of fiscal 2009. We expect higher revenues during the fourth quarter of fiscal 2009 compared with the third quarter, however we do not expect these revenues to be higher than those of the second quarter of fiscal 2009.

          Iraq

     We do not equity account or consolidate the results of our activities in Iraq. Our UEPS banking and payment system went live in Iraq during the first quarter of fiscal 2009 and we commenced registration of war victims. We performed software development activities and delivered ATMs and smart cards to an Iraqi consortium during fiscal 2009. We expect to generate revenues in the fourth quarter of fiscal 2009 from sale of additional smart cards. In addition, we expect to commence generating license fees under this contract from the first quarter of fiscal 2010.

          Ghana

     We do not equity account or consolidate the results of our activities in Ghana, where we have implemented our UEPS system as the national payment system for the Bank of Ghana. During the third quarter of fiscal 2009 we continued with the delivery of smart cards under our contract and additional purchase orders with the Bank of Ghana. Enrolment of e-zwich users continued in Ghana during the third quarter of fiscal 2009. We expect to deliver additional smart cards during the fourth quarter of fiscal 2009.

          Namibia

     We own 50% of SmartSwitch Namibia (Proprietary) Limited, or SmartSwitch Namibia, and the other 50% is owned by Namibia Post Limited, or NamPost, a government entity which provides post office and banking services across Namibia. As of March 30, 2009, SmartSwitch Namibia has activated 267,578 UEPS smart cards and has signed up 148 merchants to accept the UEPS smart cards.

     In February 2009, SmartSwitch Namibia signed an agreement with the Government Institutions Pension Fund, or GIPF. Under this agreement the GIPF will issue each of its active members a UEPS-enable smartcard which will act as the beneficiary’s membership card and will be used to biometrically identify the beneficiary. The GIPF expects to use the biometric functionality of our UEPS technology to mitigate the risk of fraud which can easily be perpetrated through the use of a paper-based legacy system. The beneficiary’s monthly annuities and other benefits will be loaded onto the card at Nampost branches and the beneficiary will be able to use the card at Nampost branches and merchants participating in SmartSwitch Namibia’s merchant acquiring system to procure goods. Enrolment of the systems is expected to commence in the second quarter of fiscal 2010 and SmartSwitch Namibia expects to generate revenues related to this agreement in the third quarter of fiscal 2010.

          Botswana

     We own 50% of Smartswitch Botswana (Proprietary) Limited, or SmartSwitch Botswana, and the other 50% is owned by Capricorn Investment Holdings (Botswana) Proprietary Limited, or Capricorn, which owns 100% of Botswana-based Bank Gaborone Limited and the majority holding in a number of financial services companies operating in Botswana.

     During the third quarter of fiscal 2009, SmartSwitch Botswana continued registration of food voucher recipients under the tender granted by the Department of Social Services in Botswana. SmartSwitch Botswana commenced paying recipients of food voucher grants using our UEPS technology in April 2009.

          Nigeria

     We consolidate SmartSwitch Nigeria Limited, or SmartSwitch Nigeria, for financial accounting purposes as we own 80% of the equity. This differs from the equity accounting treatment of our investments in SmartSwitch Namibia and SmartSwitch Botswana. SmartSwitch Nigeria has entered into a contract with the River State government for the distribution of funds using our UEPS technology. The system went live during the third quarter of 2009 and currently there are 12,000 card holders in the River State using our technology.

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

     Recent accounting pronouncements adopted

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the effects of adoption on our financial condition, results of operations and cash flows.

     Recent accounting pronouncements not yet adopted as of March 31, 2009

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2009, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2009	2008	2009	2008	2008
ZAR : $ average exchange rate	9.9583	7.5459	9.2287	7.1516	7.3123
Highest ZAR : $ rate during period	10.7025	8.2440	11.8506	8.2440	8.2440
Lowest ZAR : $ rate during period	9.1614	6.6810	7.1557	6.4262	6.4262
Rate at end of period	9.7205	8.1940	9.7205	8.1940	7.9645

          Translation exchange rates

     We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2009 and 2008, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2009	2008	2009	2008	2008
Income and expense items: $1 = ZAR.	9.9617	7.4118	9.0829	7.1306	7.2905

Balance sheet items: $1 = ZAR	9.7205	8.1940	9.7205	8.1940	7.9645

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

     Third quarter of fiscal 2009 compared to the third quarter of fiscal 2008

          Consolidated overall results of operations

     This discussion is based on the amounts, which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended March 31,
	2009	2008	$%
	$ ’000	$ ’000	change
Revenue	55,878	63,066	(11)%
Cost of goods sold, IT processing, servicing and support	15,225	16,515	(8)%
Selling, general and administration	14,772	15,185	(3)%
Depreciation and amortization	4,266	2,716	57%
Loss on sale of microlending business	742	-
Operating income	20,873	28,650	(27)%
Interest income, net	2,125	3,754	(43)%
Income before income taxes	22,998	32,404	(29)%
Income tax expense	8,543	5,156	66%
Net income from continuing operations before minority
interest and loss from equity-accounted investments	14,455	27,248	(47)%
Minority interest	(185)	-
Loss from equity-accounted investments	(261)	(281)	(7)%
Net income	14,379	26,967	(47)%

	In South African Rand
Table 4	(US GAAP)
	Three months ended March 31,
	2009	2008	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	556,640	467,432	19%
Cost of goods sold, IT processing, servicing and support	151,666	122,405	24%
Selling, general and administration	147,154	112,548	31%
Depreciation and amortization	42,496	20,131	111%
Loss on sale of microlending business	7,392	-
Operating income	207,932	212,348	(2)%
Interest income, net	21,169	27,824	(24)%
Income before income taxes	229,101	240,172	(5)%
Income tax expense	85,103	38,215	123%
Net income from continuing operations before minority
interest and loss from equity-accounted investments	143,998	201,957	(29)%
Minority interest	(1,843)	-
Loss from equity-accounted investments	(2,600)	(2,083)	25%
Net income	143,241	199,874	(28)%

     There were a number of factors that significantly affected the comparability of our 2009 third quarter results to last year. First, the South African rand, our functional currency, depreciated 34% against the U.S. dollar, our reporting currency, based on average exchange rates during the periods, which adversely affected our 2009 reported revenues and net income. Second, our 2008 results were favorably impacted by a reduction in our fully-distributed tax rate which became effective during the third quarter of 2008. Third, 2009 includes a loss from BGS, which we did not own during 2008. BGS’ operations are highly seasonal, with its second and fourth quarters typically being its most profitable and its first and third quarters generally the weakest. Fourth, 2009 includes intangible asset amortization related to the BGS acquisition. Fifth, our fiscal 2008 results were favorably impacted by revenues we recorded from our Ghana contract, which was largely completed prior to the most recent quarter. Finally, we recorded a higher stock-based compensation charge in 2009 compared with the prior year.

     Analyzed in ZAR the increase in revenue and cost of goods sold, IT processing, servicing and support for the third quarter of fiscal 2009, was primarily due to the higher volumes in our transaction-based activities and a greater number of UEPS-based smart card holders.

     Our operating income margin decreased to 37% from 45% mainly as a result of a lower contribution from our hardware, software and related technology sales segment; increased intangible asset amortization related to the BGS acquisition; increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa; and stock based compensation charges.

     Selling, general and administration expense increased primarily due to the stock-based compensation charge related to the stock options and restricted stock awarded in the first quarter of fiscal 2009 and increases in goods and services purchased from third parties.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to the JSE and consultants and advisors assisting with the JSE listing, and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.4 million (ZAR 4.1 million) and $0.4 million (ZAR 3.2 million) during the third quarters of fiscal 2009 and 2008, respectively.

     The table below presents the amortization related to the acquired intangible assets recognized in the Prism and BGS acquisitions and the related tax effects included in our reported results for the third quarter of fiscal 2009 and 2008:

	Three months ended
Table 5	March 31,
	2009	2008
	$’000	$ ’000
Amortization included in depreciation and amortization expense:	3,189	1,343
Prism acquisition	999	1,343
BGS acquisition	2,190	-

Deferred tax included in income tax expense:	888	487
Prism acquisition	340	487
BGS acquisition	548	-

	Three months ended
Table 6	March 31,
	2009	2008
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	31,767	9,951
Prism acquisition	9,951	9,951
BGS acquisition	21,816	-

Deferred tax included in income tax expense:	8,844	3,607
Prism acquisition	3,385	3,607
BGS acquisition	5,459	-

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. Through March 31, 2009, we were in an extension phase with all our contracts thus and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been written off in prior periods. Accordingly, depreciation expense related to these activities decreased during the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     During the third quarter of fiscal 2009 we sold our traditional microlending business and recognized a loss of approximately $0.7 million (ZAR 7.4 million).

     In ZAR, interest on surplus cash decreased to $4.3 million (ZAR 42.6 million) from $6.9 million (ZAR 51.1 million). The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during fiscal 2009 compared with fiscal 2008 and lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 14.50% per annum during fiscal 2008 to 14.32% per annum during fiscal 2009. As our new SASSA contract does not require us to pre-fund the payment of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces, we expect our interest on surplus cash for the fourth quarter of fiscal 2009 to increase from the comparable period in fiscal 2008 primarily as a result of what we expect to be higher average daily ZAR cash balances.

     In ZAR, interest expense decreased due to a decrease in the average rates of interest on our short-term facilities as a result of the South African Reserve Bank lowering the repurchase rate by 2.0% during the third quarter of fiscal 2009. In ZAR, finance costs decreased to $2.1 million (ZAR 21.4 million) from $3.1 million (ZAR 22.9 million).

     Total tax expense increased to $8.5 million (ZAR 85.1 million) from $5.2 million (ZAR 38.2 million) primarily as a result of the change in our fully distributed tax rate from 36.89% to 35.45% during the third quarter of fiscal 2008 when the South African legislation to reduce Secondary Tax on Companies from a rate of 12.5% to 10% was enacted. Our third quarter of fiscal 2008 tax expense includes the result of our net change in our fully distributed tax rate of $5.9 million (ZAR 43.9 million). Our effective tax rate for the third quarter of fiscal 2009 was 37.1%, compared to 15.9% for the third quarter of fiscal 2008. The increase was primarily due to the lower tax charge caused by the reduction in our fully distributed tax rate in the third quarter of fiscal 2008, as well as an increase in non-deductible expenses during the third quarter of fiscal 2009, including the loss on sale of our traditional microlending business.

     Loss from equity-accounted investments for the third quarter of fiscal 2009 and 2008 was $0.3 million (ZAR 2.6 million) and $0.3 million (ZAR 2.1 million), respectively.

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended March 31,
	2009	% of	2008	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	35,995	64%	37,254	59%	(3)%
Smart card accounts	6,676	12%	8,696	14%	(23)%
Financial services	1,357	2%	1,999	3%	(32)%
Hardware, software and related technology sales	11,850	22%	15,117	24%	(22)%
Total consolidated revenue	55,878	100%	63,066	100%	(11)%
Consolidated operating income (loss):
Transaction-based activities	21,638	104%	20,347	71%	6%
Operating income before amortization	21,962		20,783		6%
Amortization of intangible assets	(324)		(436)		(26)%
Smart card accounts	3,034	15%	3,953	14%	(23)%
Financial services	(261)	(1)%	507	2%	(151)%
Operating income before loss on sale of
microlending business	481		507		(5)%
Loss of sale of microlending business	(742)		-
Hardware, software and related technology sales	(1,398)	(7)%	5,380	19%	(126)%
Operating income before amortization	1,467		6,287		(77)%
Amortization of intangible assets	(2,865)		(907)		216%
Corporate/eliminations	(2,140)	(11)%	(1,537)	(6)%	39%
Total consolidated operating income	20,873	100%	28,650	100%	(27)%

Table 8	In South African Rand (US GAAP)
	Three months ended March 31,
	2009		2008
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	358,572	64%	276,119	59%	30%
Smart card accounts	66,504	12%	64,453	14%	3%
Financial services	13,518	2%	14,816	3%	(9)%
Hardware, software and related technology sales	118,046	22%	112,044	24%	5%
Total consolidated revenue	556,640	100%	467,432	100%	19%
Consolidated operating income (loss):
Transaction-based activities	215,552	104%	150,808	71%	43%
Operating income before amortization	218,781		154,037		42%
Amortization of intangible assets	(3,229)		(3,229)		-%
Smart card accounts	30,224	15%	29,299	14%	3%
Financial services	(2,600)	(1)%	3,758	2%	(169)%
Operating income before loss on sale of
microlending business	4,792		3,758		28%
Loss of sale of microlending business	(7,392)		-
Hardware, software and related technology sales	(13,926)	(7)%	39,875	19%	(135)%
Operating income before amortization	14,612		46,597		(69)%
Amortization of intangible assets	(28,538)		(6,722)		325%
Corporate/eliminations	(21,318)	(11)%	(11,392)	(6)%	87%
Total consolidated operating income	207,932	100%	212,348	100%	(2)%

          Transaction-based activities

     In ZAR, the increases in revenue and operating income were primarily due to higher average revenue per grant paid in all provinces where we provide a welfare distribution service, higher volumes from four of our provincial contracts, increased revenue resulting from the opening of the April 2009 pay file in all five provinces in the last two days of March 2009 (as opposed to an early opening in only four provinces in the prior year), continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our transaction-based activities increased to 60% from 55%. The increase was due primarily to the early opening of the April 2009 pay file and price increases described above and improved margins at EasyPay, which was partially offset by continued inflationary increases in our cost components.

          Higher average revenue per grant paid and higher overall volumes from our provincial contracts:

     During the third quarter of fiscal 2009, we experienced growth in four of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed during the third quarter of fiscal 2009 increased 2% to 12,087,976 from the third quarter of fiscal 2008. We believe that SASSA may experience budgetary constraints in the foreseeable future and while we expect this to negatively impact on the volume of grants distributed to social welfare recipients, we do not believe that the volume of grants will decrease significantly from the current level. In addition, we do not expect significant growth in the number of grant recipients in the foreseeable future.

     The volumes under existing provincial contracts during the third quarter of fiscal 2009 and 2008 as well as average revenue per grant paid are detailed below:

Table 9	Three months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2009	2008	2009	2008
Province	2009	2008	(1)	(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	5,253,330	5,051,827	2.94	2.88	29.28	21.76
Limpopo (B)	2,980,649	2,949,459	2.06	2.43	20.56	18.32
North West (C)	1,276,789	1,245,238	2.54	2.94	25.33	22.19
Northern Cape (D)	504,587	494,664	2.29	2.69	22.84	20.26
Eastern Cape (E)	2,072,621	2,151,385	1.92	2.19	19.07	16.56
Total	12,087,976	11,892,573

     (1) Average Revenue per Grant Paid excludes $ 0.55 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.73 (ZAR 5.50) related to the provision of smart card accounts.

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

     (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2009.

     (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in September 2008.

     (D) - in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was due to negotiated price increases effective from January 2008.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective from November 2008.

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

     The key statistics and indicators of our merchant acquiring system during the third quarter of fiscal 2009 and 2008, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	March 31,
	2009	2008
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,263	4,222
Number of participating UEPS retail locations	2,391	2,468
Value of transactions processed through POS devices during the quarter
(2) (in $ ’000)	276,947	264,525
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in $ ’000)	278,685	268,085
Value of transactions processed through POS devices during the quarter
(2) (in ZAR ’000)	2,758,391	1,996,072
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in ZAR ’000)	2,775,707	2,022,938
Number of grants paid through POS devices during the quarter (2)	4,690,822	3,910,667
Number of grants paid through POS devices during the completed pay
cycles for the quarter (3)	4,769,010	3,979,363
Average number of grants processed per terminal during the quarter (2) .	1,111	917
Average number of grants processed per terminal during the completed
pay cycles for the quarter (3)	1,129	933

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2) Refers to events occurring during the quarter (i.e., based on three calendar months).
(3) Refers to events occurring during the completed pay cycle.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 18 month period ended March 31, 2009:

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 18 month period ended March 31, 2009:

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 18 month period ended March 31, 2009:

          April 2009 pay file

     The April 2008 pay file was opened in March 2008 at merchant locations in all provinces except KwaZulu-Natal, where we distribute the highest number of grants and which provides the highest revenue per grant paid. The April 2009 pay file was opened in March 2009 at merchant locations in KwaZulu-Natal as well as all other provinces, which resulted in an increase in revenue and operating income of approximately $1.0 million (ZAR 9.9 million).

          EasyPay transaction fees

     During the third quarter of fiscal 2009 and 2008, EasyPay processed 143 million and 129 million transactions with an approximate value of $3.1 billion (ZAR 31.3 billion) and $3.7 billion (ZAR 28.1 billion), respectively. The average fee per transaction during the third quarter of fiscal 2009 and 2008, was $0.02 (ZAR 0.21) and $0.03 (ZAR 0.20), respectively. South Africa has one of the largest prepaid mobile phone airtime markets in the world and we believe that we, through our EasyPay offering, can generate additional revenues from the provision of a transaction switching service to retailers and other sellers of prepaid airtime and electricity. The increase in transaction volumes during the third quarter of fiscal 2009 was primarily driven by an increase in prepaid airtime and electricity volumes. Growth in the South African retail sector has started to slow down and we expect flat transaction volume during the fourth quarter of fiscal 2009. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the fourth quarter of fiscal 2009.

     Operating income margins generated by EasyPay during the third quarter of fiscal 2009 and 2008, were 45% and 21%, respectively, which is lower than those generated by our social welfare distribution business and reduced the operating income margins within our transaction-based activities segment. Our operating income margin at EasyPay increased primarily as a result of the implementation of a new integrated switch, which has improved operating efficiencies. We expect the new integrated switch to greatly enhance our offering at EasyPay and enable us to take advantage of new business opportunities.

     Amortization of EasyPay intangible assets during the third quarter of fiscal 2009 and 2008 was $0.3 million (ZAR 3.2 million) and $0.4 million (ZAR 3.2 million), respectively, and is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the third quarter of fiscal 2009 and 2008 was 56% and 34%, respectively.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45% for the third quarter of fiscal 2009 and 2008.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 4,006,847 smart card-based accounts were active at March 31, 2009, compared to 3,956,882 active accounts as at March 31, 2008. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in four provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

          Financial services

     On March 1, 2009, we sold our traditional microlending business and thus, segment results include revenue and operating income from this business only for January and February 2009. Revenue and operating income for the third quarter of fiscal 2008 include the results of our traditional microlending business for the full quarter.

     Included in our operating loss is the loss on the sale of our traditional microlending business of $0.7 million (ZAR 7.4 million).

     Revenue from UEPS-based lending decreased primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower.

     Some of the key indicators of these businesses are illustrated below:

Table 11	As at March 31,
	2009	2008		2009	2008
			$%	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change

Traditional microlending(1):
Finance loans receivable – gross	-	4,611	(100)%	-	37,777	(100)%
Allowance for doubtful finance loans
receivable	-	(2,667)	(100)%	-	(21,850)	(100)%
Finance loans receivable – net	-	1,944	(100)%	-	15,927	(100)%

UEPS-based lending:
Finance loans receivable – net and
gross (i.e., no allowance)	2,552	2,986	(15)%	24,952	24,469	2%
Total finance loans receivable,
net	2,552	4,930		24,952	40,396

(1) – our traditional microlending business was sold on March 1, 2009.

     Excluding the effects of the loss from the sale of our traditional microlending business, our operating income margin increased to 35% from 25% primarily as a result of the sale of our traditional microlending business. Our UEPS-based microlending business has a significantly lower cost base than the traditional microlending business. We expect our segment margins to improve as a result of the sale.

          Hardware, software and related technology sales

     Operating results for this segment include BGS only for fiscal 2009. The table below presents the contribution of BGS to our revenue and operating income during fiscal 2009:

	Three months ended
Table 12	March 31,
	2009	2008
	$ ’000	$ ’000
Revenue	11,850	15,117
Hardware, software and related technology sales excluding BGS	9,690	15,117
BGS	2,160	-

Operating (loss) income	(1,398)	5,380
Hardware, software and related technology sales excluding BGS	2,018	5,380
BGS	(3,416)	-
BGS excluding amortization of acquisition related intangible assets	(1,226)	-
Amortization of acquisition related intangible assets	(2,190)	-

	Three months ended
Table 13	March 31,
	2009	2008
	ZAR ’000	ZAR ’000
Revenue	118,046	112,044
Hardware, software and related technology sales excluding BGS	96,529	112,044
BGS	21,517	-

Operating (loss) income	(13,926)	39,875
Hardware, software and related technology sales excluding BGS	20,103	39,875
BGS	(34,029)	-
BGS excluding amortization of acquisition related intangible assets	(12,213)	-
Amortization of acquisition related intangible assets	(21,816)	-

     In ZAR, the increase in revenue was primarily due to the inclusion of BGS, offset by lower revenue from our Bank of Ghana contract. In ZAR, the decrease in operating income resulted from lower revenue from the Bank of Ghana as well as, an operating loss from our BGS operations due to limited revenue activity, bonuses paid to its employees related to its 2008 fiscal year ended December and increased amortization of BGS intangible assets.

     During the third quarter of fiscal 2009, we delivered hardware, including smart cards, to and performed software development for the Bank of Ghana and recognized revenue of approximately $0.8 million (ZAR 8.1 million). During the third quarter of fiscal 2008, revenue included approximately $4.3 million (ZAR 31.7 million) from software development and customization activities and hardware sales. Software development and customization are high margin activities for us. thus, lower revenues from the Bank of Ghana contract in fiscal 2009 contributed to the decrease in operating income.

     During the third quarter of fiscal 2009, we did not make any hardware sales to Nedbank Limited, or Nedbank. During the third quarter of fiscal 2008 we recognized revenue of $0.6 million (ZAR 4.5 million) from sales of hardware to Nedbank.

     Amortization of Prism intangible assets during the third quarter of fiscal 2009 and 2008 was approximately $0.7 million (ZAR 6.7 million) and $0.9 million (ZAR 6.7 million), respectively, and reduced our operating income.

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

          Corporate/eliminations

     The increase in our operating loss in this segment resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa and stock-based compensation charges. Our operating loss includes expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     Year to date fiscal 2009 compared to year to date fiscal 2008

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 14	(US GAAP)
	Nine months ended March 31,
	2009	2008	$%
	$’000	$ ’000	change
Revenue	185,201	191,825	(3)%
Cost of goods sold, IT processing, servicing and support	51,636	51,833	-%
Selling, general and administration	48,081	48,915	(2)%
Depreciation and amortization	11,950	8,295	44%
Loss on sale of microlending business	742	-
Impairment of goodwill	1,836	-
Operating income	70,956	82,782	(14)%
Foreign exchange gain related to short-term investment	26,657	-
Interest income, net	7,590	10,852	(30)%
Income before income taxes	105,203	93,634	12%
Income tax expense	35,444	27,816	27%
Net income from continuing operations before minority
interest and loss from equity-accounted investments	69,759	65,818	6%
Minority interest	577	(196)	(394)%
Loss from equity-accounted investments	(797)	(801)	(1)%
Net income	68,385	65,213	5%

	In South African Rand
Table 15	(US GAAP)
	Nine months ended March 31,
		2008	ZAR
	2009	ZAR	%
	ZAR ’000	’000	change
Revenue	1,682,170	1,367,825	23%
Cost of goods sold, IT processing, servicing and support	469,007	369,599	27%
Selling, general and administration	436,716	348,793	25%
Depreciation and amortization	108,542	59,149	84%
Loss on sale of microlending business	6,740	-
Impairment of goodwill	16,676	-
Operating income	644,489	590,284	9%
Foreign exchange gain related to short-term investment	242,124	-
Interest income, net	68,940	77,381	(11)%
Income before income taxes	955,553	667,665	43%
Income tax expense	321,936	198,345	62%
Net income from continuing operations before minority
interest and loss from equity-accounted investments	633,617	469,320	35%
Minority interest	5,241	(1,398)
Loss from equity-accounted investments	(7,239)	(5,712)	27%
Net income	621,137	465,006	34%

     There were a number of factors that significantly affected the comparability of our year to date fiscal 2009 results to last year. First, the South African rand, our functional currency, depreciated 27% against the U.S. dollar, our reporting currency, based on average exchange rates during the periods, which adversely affected our 2009 reported revenues and net income. Second, our 2009 results include net income resulting from a foreign exchange gain related to the asset swap we entered into during the period that the short-term loan facility was to remain outstanding. Third, 2009 includes income from BGS, which we did not own during 2008. BGS’ operations are highly seasonal, with its second and fourth quarters typically being its most profitable and its first and third quarters generally the weakest. Fourth, 2009 includes intangible asset amortization related to the BGS acquisition. Fifth, our fiscal 2008 results were favorably impacted by revenues we recorded from our Ghana contract, which was largely completed prior to the most recent quarter. Finally, we recorded a higher stock-based compensation charge in 2009 compared with the prior year.

     Analyzed in ZAR the increase in revenue and cost of goods sold, IT processing, servicing and support for the first three quarters of fiscal 2009, was primarily due to the higher volumes in our transaction-based activities and a greater number of UEPS-based smart card holders and the acquisition of BGS.

     Our operating income margin decreased to 38% from 43% mainly as a result of the decrease in contribution from our hardware, software and related technology sales segment, which generates a lower margin than our transaction-based activities segment; increased intangible asset amortization related to the BGS acquisition and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa, and stock based compensation charges.

     We recognized a foreign exchange gain of $26.7 million (ZAR 234.6 million) during the second quarter of fiscal 2009 resulting from an asset swap arrangement we entered into in August 2008.

     During the first three quarters of fiscal 2009 we sold our traditional microlending business and recognized a loss of approximately $0.7 million (ZAR 6.7 million).

     Selling, general and administration expenses increased primarily due to the stock-based compensation charge related to the options and restricted stock awarded in the first quarter of fiscal 2009, increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $0.5 million related to our JSE listing.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to the JSE and consultants and advisors assisting with the JSE listing, and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $1.8 million (ZAR 15.9 million) and $1.5 million (ZAR 10.5 million) during the first three quarters of fiscal 2009 and 2008, respectively.

     The table below presents the amortization related to the acquired intangible assets recognized in the Prism and BGS acquisitions and the related tax effects included in our reported results for the first three quarters of fiscal 2009 and 2008:

	Nine months ended
Table 16	March 31,
	2009	2008
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	8,488	4,187
Prism acquisition	3,287	4,187
BGS acquisition	5,201	-

Deferred tax included in income tax expense:	2,420	1,518
Prism acquisition	1,118	1,518
BGS acquisition	1,302	-

	Nine months ended
Table 17	March 31,
	2009	2008
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	77,093	29,853
Prism acquisition	29,853	29,853
BGS acquisition	47,240	-

Deferred tax included in income tax expense:	21,981	10,821
Prism acquisition	10,155	10,821
BGS acquisition	11,826	-

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. Through March 31, 2009, we were in an extension phase with all our contracts and thus the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been written off in prior periods. Accordingly, depreciation expense related to these activities decreased during the current year compared with the prior year. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     In ZAR, interest on surplus cash increased to $16.1 million (ZAR 146.0 million) from $19.1 million (ZAR 136.2 million). The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance and higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 13.94% per annum for the fiscal period to March 2008 to 15.08% per annum for the fiscal year to March 2009.

     Included in interest expense is the facility fee of approximately $1.1 million (ZAR 9.7 million) that we paid to the lender under the short-term loan facility we obtained to fund the BGS acquisition and approximately $0.8 million (ZAR 7.3 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest, interest expense increased due to an increase in the average rates of interest on our short-term facilities. In ZAR, excluding the impact of the facility fee and interest, finance costs increased to $6.6 million (ZAR 59.6 million) from $8.3 million (ZAR 59.2 million).

     Total tax expense increased to $35.4 million (ZAR 321.9 million) from $27.8 million (ZAR 198.3 million). Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 35.45% to 34.55% during the fiscal period to March 2009 results in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in our income tax expense in our unaudited condensed consolidated statement of operations. In ZAR, without giving effect to the change in our fully-distributed tax rate, our total tax expense increased, primarily due to the foreign exchange gain discussed above. Our effective tax rate increased to 33.7% from 29.7% . The change in our effective tax rate was primarily due to the foreign exchange gain and an increase in non-deductible expenses.

     Loss from equity-accounted investments for the fiscal period to March 2009 and 2008 was $0.8 million (ZAR 7.2 million) and $0.8 million (ZAR 5.7 million), respectively.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 18	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2009	% of	2008	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	109,159	59%	115,409	60%	(5)%
Smart card accounts	21,957	12%	27,469	14%	(20)%
Financial services	4,571	2%	6,317	3%	(28)%
Hardware, software and related technology sales	49,514	27%	42,630	23%	16%
Total consolidated revenue	185,201	100%	191,825	100%	(3)%
Consolidated operating income (loss):
Transaction-based activities	60,929	86%	62,317	75%	(2)%
Operating income before amortization	61,995		63,675		(3)%
Amortization of intangible assets	(1,066)		(1,358)		(22)%
Smart card accounts	9,979	14%	12,485	15%	(20)%
Financial services	(1,504)	(2)%	1,411	2%	(207)%
Operating income before impairment and loss
on sale of microlending business	1,074		1,411		(24)%
Impairment of goodwill and loss on sale of
microlending business	(2,578)		-
Hardware, software and related technology sales	8,229	12%	9,585	12%	(14)%
Operating income before amortization	15,651		12,414		26%
Amortization of intangible assets	(7,422)		(2,829)		162%
Corporate/eliminations	(6,677)	(10)%	(3,016)	(4)%	121%
Total consolidated operating income	70,956	100%	82,782	100%	(14)%

Table 19	In South African Rand (US GAAP)
	Nine months ended March 31,
	2009		2008
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	991,485	59%	822,934	60%	20%
Smart card accounts	199,434	12%	195,870	14%	2%
Financial services	41,518	2%	45,044	3%	(8)%
Hardware, software and related technology sales	449,733	27%	303,977	23%	48%
Total consolidated revenue	1,682,170	100%	1,367,825	100%	23%
Consolidated operating income (loss):
Transaction-based activities	553,414	86%	444,357	75%	25%
Operating income before amortization	563,100		454,043		24%
Amortization of intangible assets	(9,686)		(9,686)		-%
Smart card accounts	90,639	14%	89,025	15%	2%
Financial services	(13,661)	(2)%	10,061	2%	(236)%
Operating income before impairment and loss
on sale of microlending business	9,755		10,061		(3)%
Impairment of goodwill and loss on sale of
microlending business	(23,416)		-
Hardware, software and related technology sales	74,744	12%	68,347	12%	9%
Operating income before amortization	142,151		88,514		61%
Amortization of intangible assets	(67,407)		(20,167)		234%
Corporate/eliminations	(60,647)	(10)%	(21,506)	(4)%	182%
Total consolidated operating income	644,489	100%	590,284	100%	9%

          Transaction-based activities

     The increases in revenue and operating income were primarily due to higher average revenue per grant paid in all provinces where we provide a welfare distribution service, higher volumes from four of our provincial contracts, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants and increased transacting ability at participating retailers’ POS devices in these provinces. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our transaction-based activities increased to 56% from 54% mainly as a result of the price increases described above, partially offset by continued inflationary increases in our cost components.

          Higher average revenue per grant paid and higher overall volumes from our provincial contracts:

     During the fiscal period to March 2009, we experienced growth in four of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the volume of payments processed increased 2% to 36,367,477.

     The volumes under existing provincial contracts during the fiscal period to March 2009 and 2008 as well as average revenue per grant paid are detailed below:

Table 20	Nine months ended March 31,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2009	2008	2009	2008
Province	2009	2008	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	15,761,307	15,155,356	2.92	3.02	26.94	21.63
Limpopo (B)	8,906,334	8,833,286	2.05	2.45	18.94	17.49
North West (C)	3,983,501	3,694,651	2.72	3.02	25.11	21.58
Northern Cape (D)	1,506,876	1,489,641	2.55	2.69	23.49	19.23
Eastern Cape (E)	6,209,459	6,444,793	1.95	2.22	17.95	15.90
Total	36,367,477	35,617,727

     (1) Average Revenue per Grant Paid excludes $ 0.60 (ZAR 5.50) related to the provision of smart card accounts.

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

     (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2009.

     (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in September 2008.

     (D) - in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was due to the negotiated annual price adjustment effective from January 2008.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective from November 2008.

          Key statistics and indicators related to our merchant acquiring system:

     During the fiscal period to March 2009 we performed an extensive exercise to identify those merchants that had contracted to participate in our merchant acquiring system and had an installed but unused POS device. After discussions with these merchants a number of them cancelled their contracts to participate in our merchant acquiring system. In addition, we have implemented procedures to identify merchants that are abusing our merchant acquiring system. If a merchant is identified as abusing the merchant acquiring system, its contract is terminated and its equipment is removed. However, these contract cancellations and terminations have had no impact on the number of grants paid through our merchant acquiring system.

     Refer to also to discussion under “—Third quarter of fiscal 2009 compared to the third quarter of fiscal 2008—Results of operations by operating segment—Transaction-based activities—Continued adoption of our merchant acquiring system.”

          April 2009 pay file

     The April 2008 pay file was opened in March 2008 at merchant locations in all provinces except KwaZulu-Natal, where we distribute the highest number of grants and which provides the highest revenue per grant paid. The April 2009 pay file was opened in March 2009 at merchant locations in KwaZulu-Natal as well as all other provinces, which resulted in an increase in revenue and operating income of approximately $1.0 million (ZAR 9.9 million).

          EasyPay transaction fees

     During the fiscal period to March 2009 and 2008, EasyPay processed 434 million and 383 million transactions with an approximate value of $10.9 billion (ZAR 99.2 billion) and $11.8 billion (ZAR 84.5 billion), respectively. The average fee per transaction during the fiscal period to March 2009 and 2008, was $0.02 (ZAR 0.21) and $0.03 (ZAR 0.20), respectively.

     Operating income margins generated by EasyPay increased to 45% from 34%, which is lower than those generated by our social welfare distribution business and reduced the operating income margins within our transaction-based activities segment. Amortization of EasyPay intangible assets during the fiscal year to March 2009 and 2008 was $1.1 million (ZAR 9.7 million) and $1.4 million (ZAR 9.7 million), respectively, and is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets increased to 55% from 46%.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45%.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 4,006,847 smart card-based accounts were active at March 31, 2009, compared to 3,956,882 active accounts as at March 31, 2008. The increase in the number of active accounts resulted from an increase in the number of beneficiaries in four provinces qualifying for government grants and the transfer of beneficiaries in the North West province from the South African Post Office to our system.

          Financial services

     Excluding the impact of the impairment charge and the loss on the sale of our traditional microlending business, operating income decreased by 24% in US dollars and decreased by 3% in ZAR, respectively.

     Revenue from UEPS-based lending decreased primarily due to the lower number of loans granted. In addition, on average, the return on these UEPS-based loans was lower.

     Revenues from our traditional microlending business decreased during the fiscal period to March 2009 due to the sale of our traditional microlending business on March 1, 2009, increased competition, our strategic decision not to grow this business, and an overall lower return on traditional microlending loans as a result of compliance with the National Credit Act, or NCA. The NCA regulates fees and interest charged on micro-lending loans and imposes credit check obligations on lenders prior to granting of credit to individuals.

     See also the discussion under “—Third quarter of fiscal 2009 compared to the third quarter of fiscal 2008—Results of operations by operating segment—Financial Services.

     Excluding the effects of the goodwill impairment and loss on the sale of our traditional microlending business, operating income margin for the Financial services segment increased to 29% from 22%.

          Hardware, software and related technology sales

     Operating results for this segment include BGS only for fiscal 2009. The table below presents the contribution of BGS to our revenue and operating income during fiscal 2009:

	Nine months ended
Table 21	March 31,
	2009	2008
	$ ’000	$ ’000
Revenue	49,514	42,630
Hardware, software and related technology sales excluding BGS	35,745	42,630
BGS	13,769	-

Operating income	8,229	9,585
Hardware, software and related technology sales excluding BGS	9,339	9,585
BGS	(1,110)	-
BGS excluding amortization of acquisition related intangible assets	4,091	-
Amortization of acquisition related intangible assets	(5,201)	-

	Nine months ended
Table 22	March 31,
	2009	2008
	ZAR ’000	ZAR ’000
Revenue	449,733	303,977
Hardware, software and related technology sales excluding BGS	324,670	303,977
BGS	125,063	0

Operating income	74,744	68,347
Hardware, software and related technology sales excluding BGS	84,826	68,347
BGS	(10,082)	-
BGS excluding amortization of acquisition related intangible assets	37,158	-
Amortization of acquisition related intangible assets	(47,240)	-

     In ZAR, the increase in revenue was primarily due to the inclusion of BGS and hardware and software development sales under our contract with an Iraqi consortium. In ZAR, the decrease in operating income is primarily due to amortization of intangible assets related to the BGS acquisition and fewer sales to the Bank of Ghana.

     During the fiscal period to March 2009, we delivered hardware, including smart cards and terminals, to the Bank of Ghana and recognized revenue of approximately $8.1 million (ZAR 71.5 million). During the fiscal period to March 2008 we recognized revenue of approximately $10.8 million (ZAR 76.3 million) from software development and customization activities and hardware related to this contract.

     During the fiscal period to March 2009 and 2008, we recognized revenue of $2.5 million (ZAR 19.5 million) and $2.6 million (ZAR 18.2 million), respectively, from sales of hardware to Nedbank.

     Amortization of Prism intangible assets during the fiscal period to March 2009 and 2008 was approximately $2.2 million (ZAR 20.2 million) and $2.8 million (ZAR 20.2 million), respectively, and reduced our operating income.

          Corporate/eliminations

     The increase in our operating loss in this segment resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa, stock-based compensation charges and the JSE listing costs. Our operating loss includes expenditure related to compliance with Sarbanes, non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At March 31, 2009, our cash balances were $121.0 million, which comprised mainly ZAR-denominated balances of ZAR 870.0 million ($89.5 million) and US dollar-denominated balances of $22.6 million. Our cash balances decreased from June 30, 2008 levels mainly as a result of our acquisition of BGS, repurchases of our common stock under our repurchase program, payment of taxes, the timing of receipt of payment from the provincial governments and the pre-funding of social welfare grants for the April 2009 payment cycle in the last days of March 2009.

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

     We have a unique cash flow cycle due to our obligations to pre-fund the payments of social welfare grants in the KwaZulu-Natal and Eastern Cape provinces. We provide the funds required for the grant payments on behalf of these provincial governments from our own cash resources and are reimbursed within two weeks by the KwaZulu-Natal and Eastern Cape governments, thus exposing ourselves to these provinces’ credit risk. These obligations result in a peak funding requirement, on a monthly basis, of approximately $35.0 million (ZAR 340 million) for each of the KwaZulu-Natal and Eastern Cape contracts. The funding requirements are at peak levels for the first three weeks of every month during the year. In addition, when grants are paid at merchant locations before the start of the payment service at pay points, we pre-fund these payments to the merchants distributing the grants on our behalf. We typically reimburse these merchants within 48 hours after they distribute the grants to the social welfare beneficiaries, however, the provincial governments reimburse the amount due to us within two weeks after the distribution date. This practice results in a significant net cash outflow at the end of a month (and thus, at the end of the fiscal quarter) as the payment service generally commences in the last few days of the month preceding new payment cycle month (for instance, for the last two years, the January payment service commenced in the last week of December at merchant locations and in January at pay points).

     Our new SASSA contract relieves us of the obligation to pre-fund social welfare grants in the KwaZulu-Natal and Eastern Cape provinces beginning in May 2009. Under the new contract, we will receive the grant funds 48 hours prior to the provision of the service; any interest earned on these amounts will be for the benefit of SASSA. We expect a significant increase in our cash and cash equivalents as of the end of each fiscal quarter resulting from the change in our pre-funding obligation. We will continue to pre-fund certain merchants who facilitate the distribution of grants through our merchant acquiring system.

     We currently believe that our cash and credit facilities are sufficient to fund our current operations for at least the next four quarters.

     Cash flows from operating activities

     Three months ended March 31, 2009

     Net cash provided by operating activities for the third quarter of fiscal 2009 was $5.1 million (ZAR 50.9 million) compared to $65.2 million (ZAR 482.9 million) for the third quarter of fiscal 2008. The decrease resulted primarily from the timing of the opening of the April 2009 pay file in all provinces in the last week of March 2009, which was partially offset by increased activity in our transaction based activities. We reimbursed merchants during March 2009 for the April 2009 grants distributed by them during March 2009.

     During the third quarter of fiscal 2009, we made additional first provisional tax payments of $8.2 million (ZAR 82.4 million) related to our 2009 tax year in South Africa. We also made first provisional payments of $0.4 million (ZAR 3.5 million) related to our 2009 tax year in Europe, primarily Austria.

     During the third quarter of fiscal 2008, we paid a $1.4 million (ZAR 10.9 million) first provisional payment for our 2008 tax year. See the table below for a summary of all taxes paid.

     Taxes paid during the third quarter of fiscal 2009 and 2008 were as follows:

Table 23	Three months ended March 31,
	2009	2008	2009	2008
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	8,598	1,367	85,976	10,945
Total tax paid	8,598	1,367	85,976	10,945

     We expect to pay our second provisional payments in South Africa related to our 2009 tax year in the fourth quarter of fiscal 2009.

     Nine months ended March 31, 2009

     Net cash provided by operating activities for the fiscal period to March 2009 was $18.0 million (ZAR 163.5 million) compared to net cash provided by operating activities of $89.8 million (ZAR 640.6 million ) for the fiscal period to March 2008. The decrease resulted primarily from an increased use of cash in March 2009 as compared to March 2008 due to a timing difference relating to the opening of the April pay file from year to year (and thus our commencement of our payment service), which was offset by the foreign exchange gain and increased activity in our Transaction-based activities and Hardware, software and related technology sales segments. We commenced our grant payment service for April 2008 in the last few days of March 2008 at merchant locations in four provinces and therefore utilized less cash to pay the April grants in March during fiscal 2008 compared with fiscal 2009.

     During the fiscal period to March 2009, we made a third provisional payment of $2.9 million (ZAR28.7 million) and an additional second provisional payment of $8.6 million (ZAR 66.9 million) related to our 2008 tax year in South Africa. In addition, we paid our first provisional tax payments of $18.1 million (ZAR 181.5 million) related to our 2009 tax year in South Africa. We also paid taxes of $1.2 million related to our 2008 tax year in the United States and $1.4 million (ZAR 13.4 million) related to our 2008 tax year in Europe, primarily Austria. Finally, we paid Secondary Tax on Companies of $2.2 million (ZAR 22.3 million) related to dividends paid by New Aplitec to Net1.

     During the fiscal period to March 2008, we paid a $13.6 million (ZAR 95.3 million) first provisional payment for our 2008 tax year. In addition, we paid a $3.9 million (ZAR 26.5 million) third provisional payment for our 2007 tax year. During the first three quarters of fiscal 2008, we paid an additional $8.4 million (ZAR 60.5 million) second provisional payment related to our 2007 tax year. See the table below for a summary of all taxes paid (refunded).

     Taxes paid during the fiscal period to March 2009 and 2008 were as follows:

Table 24	Nine months ended March 31,
	2009	2008	2009	2008
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	18,497	13,641	185,068	95,278
Second provisional payments	9,595	8,357	76,826	60,465
Third provisional payments	2,868	3,861	28,704	26,526
Taxation refunds received	(61)	(10)	(471)	(66)
Secondary taxation on companies	2,230	-	22,318	-
Total tax paid	33,129	25,849	312,445	182,203

     Cash flows from investing activities

     Three months ended March 31, 2009

     Cash used in investing activities for the third quarter of fiscal 2009 includes capital expenditure of $0.4 million (ZAR 4.1 million).

     During the third quarter of fiscal 2009, we paid $3.4 million (ZAR 34.8 million) in cash to acquire 43,495,150 shares in Finbond Property Finance Company, or Finbond. In addition, we received 41,137,375 shares as consideration for the sale of our traditional microlending business to Finbond on March 1, 2009. Our investment in Finbond has been accounted for as an available for sale security.

     Under the BGS purchase agreement we paid an additional $1.9 million (ZAR 19.1 million) to former shareholders of BGS on March 31, 2009.

     In March 2009, we provided additional loan funding to VTU Colombia of approximately $0.2 million. These funds will be used to fund operating activities.

     Cash used in investing activities for the third quarter of fiscal 2008 includes capital expenditure of $1.0 million (ZAR 7.41 million), of which $0.4 million (ZAR 2.8 million) relates to hardware and software acquired, including hardware to perform switching activities and software to interface to customers and to perform database management, $0.3 million (ZAR 2.1 million) relates to vehicles acquired to distribute social welfare grants and $0.1 million (ZAR 0.8 million) relates to the acquisition of POS terminals for our merchant acquiring system.

     Nine months ended March 31, 2009

     Cash used in investing activities for the fiscal period to March 2009 includes capital expenditure of $3.7 million (ZAR 33.0 million), of which $2.1 million (ZAR 16.1 million) relates to six backend processing machines to maintain and expand current operations, $0.2 million (ZAR 1.7 million) relates to equipment acquired for our card manufacturing facility and $0.2 million (ZAR 1.6 million) relates to modifications to vehicles acquired to distribute social welfare grants.

     During the fiscal period to March 2009, we paid $97.7 million (ZAR 767.3 million), net of cash received, for 80.1% of the outstanding ordinary capital of BGS, which includes approximately $0.5 million paid to consultants.

During the third quarter of fiscal 2009, we paid $3.4 million (ZAR34.8 million) in cash to acquire Finbond,

     During the fiscal period to March 2009, we acquired additional shares of VinaPay for approximately $0.3 million. Our current shareholding in VinaPay remains at 30%. These funds will be used to fund operating activities.

     During the fiscal period to March 2009, we acquired additional shares of VTU Colombia for approximately $0.3 million and provided loan funding of approximately $0.2 million. Our shareholding in VTU Colombia remains at 50%. These funds will be used to fund operating activities.

     Cash used in investing activities for the fiscal period to March 2008 includes capital expenditure of $2.9 million (ZAR 20.7 million), of which $0.5 million (ZAR 3.5 million) relates to renovations of the transaction-based activities segment head office and data room, $0.4 million (ZAR 2.8 million) relates to hardware and software acquired, including hardware to perform switching activities and software to interface to customers and perform database management, $0.3 million (ZAR 2.1 million) relates to vehicles acquired to distribute social welfare grants, $0.2 million (ZAR 1.5 million) relates to capital expenditure to maintain our EasyPay operations and $0.5 million (ZAR 3.7 million) relates the acquisition of POS terminals for our merchant acquiring system.

     Cash flows from financing activities

     Three months ended March 31, 2009

     During the third quarter of fiscal 2009, we were required to use our overdraft facilities. The majority of the amount utilized was repaid in March 2009.

     There were no significant cash flows from financing activities during the third quarter of fiscal 2008.

     Nine months ended March 31, 2009

     During the fiscal period to March 2009, we received and repaid the $110 million short-term loan facility described above. In addition we paid the $1.1 million facility fee related to this facility.

     During the fiscal period to March 2009, we acquired 2,419,581 shares of our common stock for $24.8 million.

     During the fiscal period to March 2009 and 2008, we received $0.2 million (ZAR 1.2 million) and $0.18 million (ZAR 1.2 million), respectively, from employees exercising stock options and repaying loans.

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

     We discuss our capital expenditures during the third quarter and first three quarters of fiscal 2009 under – “Liquidity and capital resources – Cash flows from investing activities.”

     All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.1 million as of March 31, 2009. We anticipate that capital spending for the fourth quarter of fiscal 2009 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 25	Payments due by Period, as at March 31, 2009 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Operating lease obligations	4,304	1,766	2,239	299	-
Purchase obligations	1,638	1,638	-	-	-
Capital commitments	12	12	-	-	-
Total	5,954	3,416	2,239	299	-

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand. As of March 31, 2009 and 2008, our outstanding foreign exchange contracts were as follows:

     As of March 31, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	47,651	ZAR	12.8441	ZAR	12.7818	April 30, 2009
EUR	241,500	ZAR	13.1515	ZAR	13.0233	August 14, 2009

As of March 31, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
USD	2,440	ZAR	8.0843	ZAR	8.1389	April 4, 2008
USD	96,000	ZAR	8.168	ZAR	8.1891	April 30, 2008
EUR	222,400	ZAR	12.9018	ZAR	13.0060	May 15, 2008
EUR	98,950	ZAR	12.7869	ZAR	13.0445	May 30, 2008
USD	4,891	ZAR	8.225	ZAR	8.2588	June 3, 2008
EUR	183,000	ZAR	12.9018	ZAR	13.1261	June 30, 2008

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. Typically, for every 1% increase in SARB’s repurchase our interest expense on pre-funding social welfare grants in the KwaZulu-Natal and Eastern Cape provinces increases by $17,192 per month, while interest earned per month on any surplus cash increases by $8,906 per $10.3 million (ZAR 100 million).

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

     Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. On March 1, 2009, we acquired 20% of the issued share capital of Finbond, which are exchange-traded equity securities. The fair value of these securities as of March 31, 2009, represented less than 2% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

     The market price of these securities may fluctuate for a variety of reasons, consequently, the amount we may obtain in a subsequent sale of these securities may significantly differ from the reported market value. .

     Liquidity risk relates to the risk of loss that we would incur as a result of the lack of liquidity on the exchange on which these securities are listed. We may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange traded price, or at all.

     The following table summarizes our exchange traded equity securities with equity price risk as of March 31, 2009. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2009 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of March 31, 2009
Table 26
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	6,966	10% increase	7,662	0.22%
		10% decrease	6,269	(0.22)%

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On February 10, 2009, we instituted a legal proceeding in the form of a review application in the High Court of South Africa (Transvaal Provincial Division) against the Chief Executive Officer of SASSA, in his capacity as such. Various other parties were also cited as respondents, by virtue of them being interested parties. These parties have a right to defend the application, but elected not to do so. In the proceeding, we are seeking to have the Court review and set aside the October 31, 2008 decision of the Chief Executive Officer to make no tender award and terminate the procurement process in respect of SASSA Tender 19/06/BS. The Chief Executive Officer has not yet responded to our review application, except to enter a notice of intention to defend. We cannot predict the outcome of this legal proceeding.

Item 1A. Risk Factors

     See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a discussion of the Company’s risk factors. Except for the four risk factors discussed below, there have been no material changes to these risk factors.

     As a result of SASSA’s decision to cancel the tender process for new contract awards and its stated intention to initiate another tender process, there is continued uncertainty about the timing and ultimate outcome of any future SASSA contract awards. Our management will be required to continue to devote significant time and resources to matters relating to our SASSA contract, including responding to the new tender and conducting the litigation we have instituted against SASSA challenging the cancellation of the tender process.

     We currently derive a majority of our revenues from our contract with SASSA to distribute social welfare grants in five of the nine provinces of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this contract. During the years ended June 30, 2008, 2007 and 2006, and the nine months ended March 31, 2009, we derived approximately 67%, 70%, 77% and 64%, respectively, of our revenues from our government social welfare contracts.

     In early 2007, SASSA commenced a national tender for the award of contracts to distribute social welfare grants throughout South Africa. We participated in the tender process and timely submitted proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. There were a series of extensive delays during the tender process which resulted in numerous extensions of our bid proposals as well as an extension of our existing contracts. On November 3, 2008, SASSA notified bidders that it had terminated the tender process without awarding new contracts, citing a number of defects in the original request for proposal published by SASSA and in the bid evaluation process. In late March 2009, we signed a new contract with SASSA which expires on March 31, 2010. SASSA has stated that it will commence a new tender process during the period of this new contract.

     As a result of SASSA’s decision to terminate the tender process, there is substantial uncertainty about the timing and ultimate outcome of the future contract award process. Once SASSA initiates a new tender process, we cannot assure you that the tender will result in our receiving contracts to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. Even if we do receive new contracts, or extensions of our new contract, we cannot predict the terms that such contracts will contain. Any new contract or extension we receive may contain pricing or other terms, such as provisions relating to early termination, that are not as favorable to us as the contracts under which we currently operate. It is also possible that any new tender specification would include a requirement for the successful bidder to pre-fund the social welfare grants in the relevant province for a one month period, as we were required to do under certain of our previous provincial contracts, which would result in significant cash flow funding requirements for the contractor.

     The previous tender process and the negotiation of the new contracts consumed a substantial amount of our management’s time and attention during the past two and half years. Any future tender initiated by SASSA would require our management to devote further resources to the tender process which could adversely affect their ability to focus on other matters, including potential international business development activities. In addition, we have initiated litigation against SASSA challenging the cancellation of the previous tender process. We cannot predict the outcome of this litigation, or whether or how such litigation will affect the outcome of any future tender process.

     Moreover, even if we were to receive new contracts or contract extensions containing similar economic terms to those of our new one year contract, our profit margin could be adversely affected to the extent that any such contracts would require us to incur significant capital expenditures during the initial implementation phase. Historically, we have incurred a significant portion of the expenses associated with these contracts during the initial implementation phase, which averages approximately 18 months, and have historically enjoyed higher profit margins on these contracts after the completion of the implementation period. Therefore, to the extent that we were to be awarded a new contract that required significant capital expenditures, our profit margins would be adversely affected if the contract were to be terminated for any reason during the implementation period.

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

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. Our future revenues and profits may experience significant fluctuations as the rate of exchange between the ZAR and the US dollar fluctuates. We cannot assure you what effect, if any, changes in the exchange rate of the ZAR against the US dollar will have on our results of operations and financial condition. While the US dollar/ZAR exchange rate has historically been volatile, the ZAR weakened against the US dollar during the 2008 fiscal year. Moreover, as a result of the recent dramatic changes in the world financial markets, including the collapse of major financial institutions and the perception that there may be a prolonged global recession that would adversely affect developing economies like South Africa’s, the ZAR declined significantly against the US dollar during the first three quarters of fiscal 2009. The depreciation of the ZAR may also be affected by political instability in South Africa and neighboring Zimbabwe. Because our revenues are primarily denominated in ZAR, the decline in the value of the ZAR against the US dollar has adversely affected our reported results of operations. We cannot predict whether or not the depreciation of the ZAR against the US dollar will continue; however continued weakness in the ZAR may adversely affect our future operating results and may also continue to affect the price at which our common stock trades. Refer to “Item 7— Currency Exchange Rate Information—Actual exchange rates—table 3” and the graph beneath table 3 included in our Annual Report on Form 10-K and “Item 2— Currency Exchange Rate Information—Actual exchange rates—table 1” and the graph beneath table 1 in this Quarterly Report on Form 10-Q.

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

     We maintain a significant amount of cash and cash equivalents to fund our business operations at several major South African and European banks and financial institutions. As of March 31, 2009, we maintained an aggregate of $121.0 million in cash and cash equivalents which were deposited with such banks and financial institutions. Although we maintain a policy of entering into transactions only with South African and European banks and financial institutions that have ratings acceptable to our board, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings, due to the current credit crisis and global economic conditions, it is possible that despite such ratings, one or more of these banks or financial institutions may fail. The failure of one or more of these institutions may cause us to lose a significant amount of cash and cash equivalents. In addition to the actual value of our company which would be reduced due to the loss of cash and cash equivalents, our business could be materially and adversely affected by the failure of any institution where we maintain our cash and cash equivalents. Although to date we have not experienced any such losses or been prevented from funding our business operations, in light of recent global economic conditions such losses may occur in the future.

     You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our management.

     A significant portion of our assets and the assets of our directors and executive officers are located outside the United States. In addition, most of the members of our board of directors and all of our executive officers are residents of South Africa or other foreign countries. As a result, it may not be possible to effect service of process within the United States or elsewhere outside South Africa upon these persons. Moreover, any judgment obtained against us or any of these foreign persons in the United States, including one based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by a South African court. Further, if a foreign judgment is enforced by a South African court, it will be payable in South African currency. Also, under South Africa's exchange control laws, the approval of the South African Reserve Bank is required before a defendant resident in South Africa may pay money to a non-resident plaintiff in satisfaction of a foreign judgment enforced by a court in South Africa. It may also be difficult for you to assert U.S. securities law claims in original actions instituted in South Africa.

Item 5. Other Information

     We have entered into a new one year contract with SASSA for the payment of social welfare grants in the five provinces where we currently provide a grant payment service. The new contract commenced on April 1, 2009 and expires on March 31, 2010.

     The new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amounts of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. In addition, SASSA will assume responsibility for the pre-funding of all social welfare grants with effect from the May 2009 pay cycle.

     We do not expect that the new contract will materially affect our future results of operations since the reduced pricing should be offset by the guaranteed minimum number of beneficiaries per month and the increased interest income we expect to receive as a result of the elimination of our pre-funding requirement.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
10.49†	Interim agreement entered into between SASSA and Cash Paymaster Services (Proprietary) Limited dated March 25, 2009
10.50	Employment Agreement between Leonid Delberg and BGS Smartcard Systems AG
10.51	Employment Agreement between Richard Schweger and BGS Smartcard Systems AG
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
† Confidential treatment will be requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2009.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman G. Kotzé
Chief Financial Officer, Treasurer and Secretary, Director