Form 10-K
period 2009-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2009-08-27
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes [   ]    No [X]

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of
December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $508,875,663. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 27, 2009, 45,284,961 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the
2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2010 fiscal year, which runs from July 1, 2009 to June 30, 2010.

ITEM 1. BUSINESS

Overview

     We provide a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Our market leading system enables the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can enter into transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

     We also develop and provide secure transaction solutions and services for first world markets. Our core competencies around secure online transaction processing, switching, cryptography and integrated circuit card technologies provide us with the building blocks to develop secure end-to-end payment solutions for a wide range of electronic commerce and financial transactions through which we generate fees.

     Our technology is widely used in South Africa today, where we distribute pension and welfare payments to over 3.5 million recipients in five of South Africa’s nine provinces, process nearly 65% of retail payment transactions through our EasyPay system and provide mobile telephone top-up transactions for two of South Africa’s three mobile carriers. During the past several years, we have expanded our business to a number of markets outside South Africa, including other countries on the African continent, Russia and other members of the Commonwealth of Independent States, or CIS, the Middle East, Asia and Latin America. Most significantly, on August 27, 2008, we acquired 80.1% of BGS Smartcard Systems AG, or BGS, an Austrian private company that provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman.

     We generate revenue primarily by charging transaction fees to government agencies, employers, merchants and other financial services providers and by selling hardware, software and related technology. During the fiscal years 2009 and 2008, we had revenue of $246.8 million and $254.1 million, respectively and operating income of $93.4 million and $110.4 million, respectively.

     All references to “Net1,” “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

     According to the United States Census Bureau, the world’s population currently exceeds 6.8 billion people. Yet of this total, it has been reported that over four billion people earn less than the purchasing parity equivalent of two dollars per day. In general, these people either have no bank account or very limited access to banking services. This situation arises when banking fees are too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide banking services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals generally receive wages, welfare benefits, money transfers or loans in the form of cash and conduct commercial transactions, including buying food and clothing, in cash.

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

     First, our system enables offline transactions, which is essential in serving the unbanked and under-banked. Second, while offline, the smart card can engage in sophisticated transaction processing, using data encryption and biometric fingerprint protection to ensure security. In fact, our smart cards can calculate the interest owed to the card holder for having funds recorded onto our system without ever coming online. Third, with all of the software and transaction records on the smart card, the POS device itself requires far fewer components, circuitry and memory, substantially reducing costs. Fourth, each transaction is recorded on both participating smart cards, copied in subsequent transactions to additional smart cards, and ultimately reported to our mainframe computer. This creates a full audit trail that significantly reduces the potential for corruption, theft and fraud. Lastly, instead of having to build the overall system to handle peak loads, our system further reduces costs by smoothing the transaction flow over time.

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

The UEPS Technology

     We developed our core UEPS technology (incorporating DUET as developed by BGS) to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked people. Our proprietary technology is designed to provide the secure delivery of these products and services in the most under-developed or rural environments, even in those that have little or no communications infrastructure. Unlike a traditional credit or debit card where the operation of the account occurs on a centralized computer, each of our smart cards effectively operates as an individual bank account for all types of transactions. All transactions that take place through our system occur between two smart cards at the point of service, or POS, as all of the relevant information necessary to perform and record transactions reside on the smart cards.

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

     System Components

     Our platform consists of three fundamental components: (1) our FTS patent, (2) our UEPS, including DUET, and (3) our security protocol.

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

     UEPS / DUET. Our UEPS is a suite of software programs that make use of the FTS methodology to deliver an integrated information, payment, switching and settlement environment that underpins our transaction processing system. Our software principally runs on three devices: the smart card, the POS device and the back-end system mainframe. When we sell a complete system to a customer or license our technology, we provide all of the software required to operate the UEPS, including the smart card functionality, the POS devices that allow our smart cards to transact with each other in an offline manner and our back-end system that primarily stores an audit trail of all transactions effected.

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

     Our Payment System Platform

     The following diagram depicts how our UEPS platform is constructed.

UEPS / DUET PLATFORM
Fully-functional and integrated payment and settlement system, capable of operating all UEPS and DUET products and systems.

COMPLETE SYSTEMS
Combination of products meeting a client’s particular requirements.

STAND-ALONE PRODUCTS
Financial transaction applications (S2S products).

FUNCTIONALITY
Combination of Hardware and Operating Systems on smart cards enable the creation of UEPS applications which can be customized for the particular needs of a client.

OPERATING SYSTEMS
Third-party software.	UEPS / DUET software programmed by us.

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

Our Business Strengths

     We believe our business strengths include:

     Technology Leadership. We believe that we are the leader in developing, implementing and operating affordable, flexible and secure electronic payment systems for the unbanked and under-banked that work offline. Of equal importance, our smart cards are secured through biometric fingerprint authentication and have a broad range of additional functionality through the use of “wallets” that can be turned on as needed or as services become available. We can deliver these services to the unbanked population at a fraction of the cost of traditional systems. Our ability to implement an HIV/AIDS system on the same smart card as financial services demonstrates the flexibility of our approach. In addition, we have validated the security of our smart cards along with our overall system, forming the foundation for a trusted solution. Independent third parties have reviewed and published our security protocols and we have refined our system in a way to provide system integrity over the life of the smart cards. From our inception in 1989 to date, we have not suffered any security breaches or losses of transactions or funds on our system. In addition, we have well-established core cryptography, software, hardware, embedded chip, wireless and payment expertise.

     Proven Solution. Our system is proven and is widely used by millions of cardholders in many countries.

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

Our Strategy

     We intend to provide the leading system for the world’s estimated four billion unbanked and under-banked people to engage in electronic transactions globally, as well as to provide our new secure payment technologies in developed countries where e-commerce is already well-established. To achieve these goals, we are pursuing the following strategies:

     Using our “first wave/second wave” approach to expand into new markets—We use what we refer to as a “first wave/second wave” approach to market expansion. In the “first wave,” we seek to identify an application for which there is a demonstrated and immediate need in a particular territory and then sell and implement our technology to fulfill this initial need. As a result, we achieve the deployment of a UEPS-enabled infrastructure as well as the registration of a critical mass of cardholders. During this phase, we generate revenues from the sale of our software and hardware devices, as well as ongoing revenues from transaction fees, maintenance services and the use of our biometric verification engine. Once the infrastructure has been deployed and we achieve a critical mass of customers, we focus on the “second wave,” which allows us to use this infrastructure to provide users, at a low incremental cost to us, with a wide array of financial products and services for which we can charge fees based on the value of the transactions performed.

     Realigning management responsibilities and internal systems on a geographic basis to maximize our ability to target more markets simultaneously—The new UEPS systems that we have launched outside South Africa have received a high level of attention from governments and central banks, among others, and we are continually being presented with opportunities to discuss the implementation of new systems in countries around the world. In addition, as a result of our August 2008 acquisition of BGS, we now provide smart card-based payment systems in Russia and other members of the CIS, as well as several other countries. We believe that we can accelerate our expansion into new markets while making the most efficient use of our senior management, marketing and information technology personnel by creating separate “clusters” and within those clusters, business units, each of which is devoted to a particular geographic area and/or specific technologies, products and services, and we have recently completed the process of defining and creating those groups.

     Leveraging our new payment technologies to gain access to developed economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed new proprietary technology, such as our Virtual Card application for mobile telephones that is designed to eliminate fraud associated with “card not present” credit card transactions, which are those effected by telephone or over the internet. We plan to introduce this technology in the United States, Western Europe and other developed economies.

     Our Business in South Africa

     In South Africa, we are the leading distributor of social welfare payments to the country’s large, unbanked and under-banked population and the largest third-party processor of retail merchant transactions. We believe that our large cardholder base, proprietary technology and payment infrastructure, together with our strong government and business relationships, position us at the epicenter of commerce in the country.

     We believe that we are well positioned to continue to gain market share and build upon the critical mass that we have developed in South Africa and have identified the following opportunities to continue to drive growth in our South African business:

     Government focus on expansion of social benefits—As a result of the South African government’s announced intention to increase the size and scope of social welfare grants, we believe that we are well-positioned to expand our current market share as well as to diversify the types of payment services that we provide to beneficiaries. We have recently entered into a new one-year contract with the South African Social Security Agency, or SASSA, to distribute pension and social welfare grants pending the decision by government to issue a new national tender. We believe that there is a compelling argument for SASSA and other government agencies to favor our innovative, secure, efficient and low cost payment solution over other providers which provide a standard system which does not address the real needs of a social program.

     Increasing adoption of existing services—Our technology supports a variety of other products and smart card to smart card, or S2S, services that expand the use of our technology and provide us with new sources of transaction-based revenues. During the last several years, we have introduced these new products and services in South Africa for existing and newly-enrolled cardholders. We have installed our POS terminals in thousands of mostly rural merchant locations throughout the country which allows beneficiaries to receive their grants at these locations and transact business with the retailers using our smart card. During fiscal 2009, we processed 18.2 million transactions with a total value of ZAR10.6 billion at these merchant locations. These retailers can in turn use their smart cards to transact with wholesalers and financial services providers. In addition, we have recently begun implementing our wage payment solution which provides for secure payroll distribution through our smart card.

     Introduction of new services–We are also poised to benefit from the introduction and adoption of new services across our various platforms, which we believe will generate significant incremental transaction fee revenue from current and new users at a relatively low cost to us. Some of these services include:

      Acceptance of UEPS cards in traditional POS terminals—We are currently enabling our cards to be compliant with international EMV standards, which will allow our cardholder base to purchase goods and services at merchant POS locations that currently accept MasterCard-branded cards. This additional functionality will allow us to expand significantly the number of terminals that use our smart card, capturing fees from new transactions and positioning our cards to be used by a larger share of the banked population.

      Merchant processing through EasyPay—Through our EasyPay service we own the largest independent financial switch and merchant processor in South Africa for credit and debit card transactions. EasyPay processed 580.7 million transactions with a total value of ZAR 131.2 billion during fiscal 2009. Our technology also allows us to provide a variety of additional, value-added payment services, such as bill payment, prepaid mobile top-up, prepaid utility services and gift cards, that we can sell into our existing card holder base as well as to new customers. We have integrated our propriety UEPS software with these services to create a larger, seamless, value-added payments eco-system.

     The African Continent and Iraq

     During the last three years, we have embarked on an international expansion program to provide a UEPS-based solution in developing economies outside South Africa where we see significant growth opportunities, typically in those countries that have a significant unbanked or under-banked population. Consistent with our “first wave/second wave” approach, in each market, we seek to identify one or more specific applications for our technology and then determine how best to create a card holder base to whom we can then provide, at a low incremental cost to us, additional products and services for which we can charge transaction fees. We are currently targeting services such as payment schemes for welfare distribution, healthcare services, banking services, transportation services, bill payments, mobile communication services, payroll, remittances and e-commerce.

     We are in varying stages of implementing this expansion and employ a variety of business models, depending on the market, including by providing outsourced transaction processing services, licensing our UEPS system or creating joint ventures with local partners and service providers.

     Some examples of our current and future expansion activities across the African continent include:

     Ghana—We were awarded a contract by the Central Bank of Ghana to create the Ghanaian National Switch and Smart Card Payment System, which was officially launched in April 2008. All Ghanaian banks are required to participate in the system and issue our smart cards to their customers. The system creates interoperability between ATMs, POS and teller terminals owned by the individual banks.

     Iraq—We have implemented a customized UEPS banking and payment system that enables offline and online retail payment transactions in Iraq. This system provides interoperability between ATMs, POS devices and bank branches and facilitates the distribution of cash disbursements in Iraq (including the payment of social grants to war victims, employee salary/wage payments, banking products and other financial services).

     Joint ventures in Botswana, Namibia and Nigeria—We own 50% of SmartSwitch Botswana and SmartSwitch Namibia, which license our UEPS software and buy cards and terminals from us. These entities contract to provide our technology to various users, such as to the Botswana Department of Social Services, which distributes government grants and NamPost, a Namibian governmental entity which provides post office and banking services. In Nigeria, SmartSwitch Nigeria, of which we own 80%, has provided 50,000 smart cards to one of Nigeria’s largest banking institutions for its initial deployment into village community banks. Expected applications for the UEPS technology in Nigeria include banking, health care, money transfers, pre-paid utilities and telephony and voting.

     Other African countries—We are currently exploring opportunities with governments, as well as banks and merchants in other African countries, to establish national payment systems in these countries using our UEPS technology.

     Russia and Other CIS Members

     Through BGS, we now provide smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, Mongolia, Vietnam, India and Oman. BGS’s DUET system was developed by BGS as a derivative of the first version of our UEPS technology that we licensed to BGS in 1993. BGS provides the DUET system to Sberbank, the largest financial institution in Russia, which owns the remaining minority interest in BGS. One of our primary reasons for acquiring BGS was to obtain immediate access to the large Sberbank cardholder case. While BGS’s business model has historically been based primarily on the sale of cards and hardware, we intend to transition the business into more of a transaction processing services provider over time by leveraging BGS’s management, sales force and customer base to sell the UEPS platform and its suite of processing services.

     Emerging Growth Opportunities

     We believe that one area for significant potential growth is the opportunity to introduce some of our new technologies, such as our Net1 Virtual Card and mobile payment applications, in the more developed economies of the United States and Western Europe and to leverage the flexibility and multi-application capabilities of our UEPS technology to capture extensive, country-specific applications in less developed countries.

     New technologies—Our Net1 Virtual Card application is designed to reduce the higher levels of fraud associated with card not present credit card transactions without the need for additional infrastructure or any changes to existing infrastructures. This application creates a one-time-use digital card generated on demand (off-line) from a mobile phone. As opposed to a physical credit card, our virtual card is only valid for a specific value and cannot be used more than once. It contains no personal user information such as a bank account or telephone number. We believe that strong growth trends in e-commerce and the rapidly increasing adoption of mobile commerce, such as downloaded ring tones, mobile applications and mobile payment services, will present significant opportunities for our Net1 Virtual Card technology.

     Mobile payment applications in Latin America and Asia—We have entered the Latin American market by offering our VTU system and services through VTU Colombia, of which we own 50%. The joint venture provides virtual prepaid mobile top-up services for Colombia’s first and third largest mobile operators. We plan to expand this service into new areas of Colombia and other markets in Latin America. In addition, through our 30% equity stake in VinaPay, we are providing our VTU system and services in Vietnam.

     Country-specific applications—We are also pursuing discrete opportunities to create unique country-specific applications, such as a national identification card with multiple applications like a contactless transport card.

Our Business Units and Technologies

During the past year, we have extensively evaluated our product and service offerings and geographical presence. As a result, we recently completed the restructure of the group into the following “clusters” and within each cluster, separate business units.

     Transactional Solutions Cluster

          BGS

     Our BGS business unit provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. BGS is headquartered in Vienna, Austria, and has subsidiaries in India and Russia, and a branch office in the Ukraine.

      BGS is the market leader in smart card-based payment systems in the CIS with the national interbank payment system in Uzbekistan and the nationwide smart card payment system in Russia. BGS has historically employed a business model which focused on selling its product offering into various countries. In contrast, our service-based business model focuses on generating recurring revenues from our cardholder base through transaction-based fees, financial services and value-added products. We believe that the geographical footprint of BGS is now large enough to allow us to overlay our service-based model onto the various DUET systems operating in Russia and other countries, thereby creating new revenue streams for BGS and system operators.

     Since we acquired BGS in August 2008, BGS has enhanced its product offering by leveraging our group technology platforms and information technology development resources. We believe that our technological leadership in fields such as biometric identification and in the integration of our UEPS technology with global systems for mobile communications, or GSM, will allow us to create new business opportunities for BGS such as national identification, voting and welfare distribution systems and mobile payment solutions. We expect that the addition of BGS’ skilled human resources in the information technology area will greatly assist us in the ongoing development of our technologies and maintenance of our existing systems. BGS will focus its marketing efforts on markets in Central and Eastern Europe, Russia and other CIS members, the Middle East (excluding Iraq), India, Vietnam, and the Philippines.

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

          Cash Paymaster Services (“CPS”)

     Our CPS business unit deploys our UEPS – Social Grant Distribution technology to distribute social welfare grants on a monthly basis to 3.5 million beneficiaries in five provinces of South Africa. These social welfare grants are distributed under a contract with SASSA. Our current contract with SASSA expires on March 31, 2010, but may be extended if SASSA has not completed a new tender process prior to expiration. During our 2009, 2008 and 2007 fiscal years, we derived 65%, 67% and 70% of our revenues, respectively, from CPS’ social welfare grant distribution business.

     CPS provides a secure and affordable transacting channel between social welfare grant beneficiaries, SASSA and formal businesses. CPS enrolls social welfare grant beneficiaries by issuing them a UEPS smart card that digitally stores their biometric fingerprint templates on the smart card, enabling them to access their social welfare grants securely at any time or place. The smart card is issued to the beneficiary on site and utilizes optical fingerprint sensor technology to identify and verify a beneficiary. The beneficiary simply inserts a smart card into the POS device and is prompted to present his fingerprint. If the fingerprint matches the one stored on the smart card, the smart card is loaded with the value created for that particular smart card.

     The smart card provides the holder with access to all of the UEPS functionality, which includes the ability to have the smart card funded with pension or welfare payments, make retail purchases, enjoy the convenience of pre-paid facilities and qualify for a range of affordable financial services, including insurance and short-term loans. The smart card also offers the card holder the ability to make debit order payments to a variety of third parties, including utility companies, schools and retail merchants, with which the holder maintains an account. The card holder can also use the smart card as a savings account.

     Our UEPS - Social Grant Distribution technology provides numerous benefits to government\ agencies and beneficiaries. The system offers provincial governments a reliable service at a reasonable price. For beneficiaries, our smart card offers convenience, security, affordability and flexibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Beneficiaries have access to affordable financial services, can save and earn interest on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, beneficiaries pay no transaction charges to load their smart cards, perform balance inquiries, make purchases or downloads or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

     The business unit has been allocated to our transaction-based activities and smart card accounts reporting segments.

          EasyPay

     Our EasyPay business unit operates the largest bank-independent financial switch in Southern Africa and is based in Cape Town, South Africa. EasyPay focuses on the provision of high-volume, secure and convenient payment, prepayment and value-added services to the South African market. EasyPay’s infrastructure connects into all major South African banks and switches both debit and credit card electronic funds transfer, or EFT, transactions for some of South Africa’s leading retailers and petroleum companies. It is a South African Reserve Bank, or SARB, approved third-party payment processor.

     In addition to its core transaction processing and switching operations, EasyPay provides a complete end-to-end reconciliation and settlement service to its customers. This service includes dynamic reconciliation as well as easy-to-use report and screen-query tools for down-to-store-level, management and control purposes.

     The EasyPay suite of services includes:

  EFT - EasyPay switches credit, debit and fleet card transactions for leading South African retailers and petroleum companies;
  EasyPay Bill Payment - As part of its value-added services offering, EasyPay has developed and operates a consumer bill payment service introduced at retail point-of sale over 10 years ago. Known and marketed as “EasyPay”, the service is integrated into a large number of national retailers and mobile channels and is available over the internet at www.easypay.co.za. EasyPay processes monthly account payment transactions for approximately 200 different bill issuers including major local authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies;
  EasyPay Prepaid Electricity - This service enables local utility companies such as Eskom Holdings Limited and a growing number of local authorities on a national basis to sell prepaid electricity to their customers;
  Prepaid Airtime - EasyPay vends airtime at retail POS terminals for all the South African network operators;
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

     The business unit has been allocated to our transaction-based activities reporting segment.

          Universal Electronic Technological Solutions (“UETS”)

     Our UETS business unit is based in Johannesburg, South Africa and focuses on the sale, implementation and support of our UEPS technology, ranging from large scale, national projects to smaller, product specific regional projects. UETS focuses on identifying, defining and activating an entry point to commence operations in Africa (excluding South Africa), Iraq and the Philippines.

     The UETS sales and marketing approach is to sell the following solutions and products:

  The UEPS national switching, settlement, clearing and smart card solutions offering interoperability with existing banking infrastructure. We have sold such systems to the Central Bank of Ghana and the Reserve Bank of Malawi in the past;
  “Wave 2” opportunities such as financial services sold via the existing UEPS infrastructure, such as loans and insurance to UEPS cardholders in Botswana;
  Individual stand-alone UEPS applications, with processing outsourced to Net1 regional offices, similar to the model deployed for the payment of welfare grants in Iraq;
  UEPS mobile banking solutions targeted at banks and/or mobile operators;
  E-Government applications such as multi-purpose national identity cards;
  Health care applications for countries seeking an electronic solution for the identification, benefit contribution monitoring and access control of patients in government hospitals,; and
  Secure verification of existing EMV Debit / credit card transactions using Net1’s biometric identification technology.

     Our UETS team also provides business development support in territories where UEPS systems have been sold and implemented, such as Ghana, Malawi, Namibia, Botswana and Nigeria.

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

          Virtual Card

     Our Virtual Card business unit is responsible for the commercialization of our latest invention – the Net1 Virtual Card. This business unit operates from Johannesburg, South Africa and from Dallas, Texas.Net1 Virtual Card is a solution designed for bank card issuers to protect and grow their share of the remote transactions or “card not present” payment market.

     The Net1 Virtual Card solution utilizes existing and traditional payment methods but enhances them by replacing plastic card data with a one-time-use virtual card data, hence eliminating the risk of theft, phishing, skimming, spoofing, etc. The virtual card data replaces digit-for-digit the credit (or debit) card number, the expiration date and the card verification value, or CVV, with only the Issuer Bank Identification Number (first 6-digit) remaining constant.

     The Net1 Virtual Card solution uses the mobile phone to generate virtual cards. The mobile phone is the most available, cost-effective, secure and portable platform for generating virtual cards for remote payments (online, phone and catalogue orders). Following a simple registration process, the virtual card application is activated over-the-air, enabling the phone to generate virtual card numbers completely off-line.

     Consumers can easily generate a new card on their mobile phone to shop on the internet, to fill-up a catalogue order, or to place a telephone order. Virtual cards are completely secure and can also be sent in a single click to family, friends, and service providers. Once the authorization request reaches the issuing bank processor, our servers decrypt the virtual card data, authenticate the consumer and pass the transaction request to the Card Issuer for Authorization.

     The benefits of the Net1 Virtual Card include, for:

  Card issuers - increased transactional revenues from existing accounts, driving more transactional revenues. Elimination of fraudulent card use.
  Mobile network operators- revenues from payments, reduced churn, opportunities for powerful co-branding schemes.
  Consumers- peace of mind, ease of use, rewards.
  Merchants- elimination of charge-backs and fraud at no extra cost.

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

     Hardware and Software Sales Cluster

          Cryptographic Solutions

     Our Triple Data Encryption Standard, or TDES, and EMV security initiatives are conducted by a specialized business unit through close collaboration with suppliers of payment processing devices to help their technologies meet the stringent security standards required by the card associations.

     Our self-developed range of PIN encryption devices, card acceptance modules and hardware security modules are primarily aimed at the financial, retail, telecommunication, utilities and petroleum sectors. These devices and modules are suited for high-speed transaction processing requirements, acceptance of multiple payment tokens, value-added services at point of transaction, and adherence to stringent transaction security and payment association standards such as TDES and EMV.

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

          Chip and GSM Licensing

     Our Chip and GSM Licensing business unit is a supplier of chip cards into the South African and other international markets. We work with mobile network operators, card manufacturers and semiconductor manufacturers to provide card technology, solutions and software that enable mobile telephony, mobile transactions and value-added services to take place in a trusted, secure and convenient manner. These chip products and technology include operating system and application development, card manufacture and production, from concept and design through, printing, packaging and distribution. At the core of our chip business is the strategy of licensing chip software to a wide spectrum of other industry participants.

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

          POS Solutions

     Our POS Solutions business unit is responsible for marketing in South Africa our secure, integrated POS payment products and systems, including:

  FlexiLANE – An in-store controller ideally suited to multi-lane retail and petroleum station environments. The in- store controller forms an interfacing and concentration layer between a group of distributed terminal devices and a centralized payment and value added service, or VAS, aggregator. This helps large retailers and petroleum companies to overcome the challenges associated with processing multiple transactions from multiple access devices using multiple tender types;
  FlexiGATE – A terminal and payment gateway that manages the routing of all FlexiLANE traffic and enables retailers to supply VAS such as airtime top-up, electricity payment and bill payment;
  FlexiPOS – An innovative retail solution that allows the retailer's various payment and VAS solution requirements to be streamlined into a single payment terminal. FlexiPOS transforms the POS terminal into a convenient and consumer friendly place of purchase, place of payment and place of service; and
  EMV – Net1’s payment expertise helps ensure that retailers together with their acquirers meet the requirements of upgrading software, terminals and security for conformity with the latest international chip card standards.
  Ingenico POS equipment

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

          VTU

     Our VTU business unit is responsible for marketing our VTU solution, which facilitates mobile phone-based prepaid airtime vending. The VTU technology enables prepaid cell phone users to purchase additional airtime simply, securely and conveniently. The vendor uses its GSM handset to purchase bulk airtime from a mobile network operator. Airtime value, as opposed to a virtual voucher, is then ‘transferred’ directly from the vendor’s cellular handset to that of the customer. When the vendor runs out of airtime value, it is a simple task to purchase more to resell to customers.

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

     Financial Services Cluster

          Finance Holdings

     Our Finance Holdings business unit is responsible for identifying financial services products that can be provided to our UEPS cardholders in South Africa and then marketing and implementing the provision of those products. We currently provide micro-loans to our UEPS cardholders who receive social welfare grants through our system in the KwaZulu-Natal and Northern Cape provinces. We provide the loans ourselves and generate revenue from the service fees charged on these loans. We also sell life insurance products on behalf of registered underwriters and earn revenue through the commissions we receive on the sale of policies.

     Our wage payment system offers wage earners a UEPS card that allows them to receive payment, transact and access other financial services in a secure, cost-effective way. The target markets for our wage payment system are the unbanked and underbanked wage earners in South Africa, estimated at five million people. These wage earners are typically paid in cash and thus have all the risks associated with carrying cash but none of the benefits associated with having a formal bank account. In January 2007, we signed a co-operation agreement with Grindrod Bank, a fully registered bank in South Africa, for the establishment of a retail banking division within Grindrod Bank that will focus on deploying our wage payment solution in South Africa. Under the agreement, Grindrod Bank is responsible for the human resources, administration, compliance, risk management and financial affairs of the division. We are responsible for the supply and maintenance of all UEPS hardware and software required to implement and run its wage payment system, for which it will charge a monthly fee per smart card account at our cost price, and will receive ongoing fee payments based on the amount of business transacted by the division utilizing the UEPS technology. The Finance Holdings business unit assists Grindrod Bank with the implementation of the business plan and operational activities.

     The business unit has been allocated to our financial services reporting segment.

     Corporate Cluster

     The Corporate Cluster provides global support services to the Net1 business units, joint ventures and investments for the following activities:

     The Group Executive is responsible for the overall group management, defining the group’s global strategy, investor relations and corporate finance activities.

     The Finance and administration unit provides group support in the areas of accounting, treasury, human resources, administration, legal, secretarial, taxation, compliance and internal audit.

     The Group Information Technology unit defines the group IT strategy and the overall systems architecture and is responsible for the identification and management of the group’s research and development activities.

     The Joint Ventures and Investments unit provides governance support to our joint ventures and assists with the evaluation of new investment opportunities.

Competition

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, we have identified a number of other products currently being produced that use smart card technology in connection with a funds transfer system and the companies that promote them. These include: EMV, a system that is being promoted by Visa Inc., MasterCard International and Europay International; Mondex International Limited, a subsidiary of MasterCard; and Proton World International N.V., a subsidiary of STMicroelectronics Belgium N.V. In South Africa, and specifically in the payment of social welfare grants, our competitors also include AllPay Consolidated Investment Holdings (Pty) Ltd, which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services, which is responsible for payments in the Mpumalanga province.

     The incumbent South African retail banks have a joint initiative that has created a common banking product to offer to the significant portion of South Africa’s population that does not have access to traditional banking services, or the unbanked. This bank account, generally referred to as the “Mzansi” account, was introduced in October 2004 and offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2008 survey, approximately 3,500,000 people (approximately 7% of the population) in South Africa claim to use an Mzanzi account. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants rather than our smart card system.

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

Intellectual Property

     Our success depends in part on our ability to develop, maintain and protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secret laws, as well as non-disclosure agreements to protect our intellectual property.

     Our FTS patents, which include aspects of the UEPS technology, are in effect in the United States, Hong Kong, South Africa, Botswana and Swaziland. The FTS patent in the United States was granted as US Patent No. 5,175,416 on December 29, 1992. The patent was reissued as US Patent No. RE36,788 on July 25, 2000, and will expire on May 17, 2011. The FTS patent in Hong Kong was granted on December 11, 1998, and will expire in 2010. The FTS patents in South Africa, Botswana, and Swaziland were granted on September 25, 1991, March 9, 1993, and December 9, 1992, respectively. The FTS patents expire in 2009 in South Africa, Botswana and Swaziland.

     During fiscal 2009, we continued the filing of the following three new patents on a world-wide basis:

PCT Patent Application No:	PCT Filing Date	Title

PCT/IB2007/054659	November 15, 2007	Verification of a transactor’s identity
PCT/IB2007/054676	November 16, 2007	Designation of electronic financial transactions
PCT/IB2007/054678	November 16, 2007	Virtual Card

     We hold a number of trademarks in various countries.

Financial Information about Geographical Areas and Operating Segments

     During the last three fiscal years, we derived substantially all of our revenue from customers located in South Africa and substantially all of our assets were located in South Africa, except that in fiscal 2009 and 2008, respectively, we derived material revenues from customers in the Russian Federation and Ghana and in fiscal 2009, a material portion of our assets were located in Austria. See Note 19 to our consolidated financial statements for financial information about our operating segments.

Employees

     As of June 30, 2009, we had 2,022 employees. On a segmental basis, 170 employees were part of our management, 1,272 were employed in transaction-based activities, 22 were employed in financial services and 558 were employed in smart card, hardware, software and related technology sales and corporate activities.

     On a functional basis, three of our employees were part of executive management, 109 were employed in sales and marketing, 128 were employed in finance and administration, 307 were employed in information technology and 1,475 were employed in operations.

     As of June 30, 2009, approximately 100 of the 268 employees we have in the Limpopo Province who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union and all 24 of our weekly paid employees who perform hardware, software and related technology sales activities were members of the National Union of Metalworkers of South Africa. We believe we have a good relationship with our employees and these unions.

Corporate history

     Net1 was incorporated in Florida in May 1997. Until June 2004, Net1 was a development stage company and its business consisted only of acquiring a license to the US FTS patent and obtaining an exclusive marketing agreement for the UEPS technology outside South Africa, Namibia, Botswana and Swaziland. In June 2004, Net1 acquired Net1 Applied Technologies Holdings Limited, or Aplitec, a public company listed on the JSE Limited, or JSE. Aplitec owned the FTS patent in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate into one group the intellectual property rights relating to the FTS patent and the UEPS technology, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. The transaction permitted Aplitec’s shareholders to reinvest the sale proceeds in Net1, but under South African exchange control regulations, those shareholders were not permitted to hold Net1’s securities directly. In October 2008, Net1 listed on the JSE, in a secondary listing, which enabled the former Aplitec shareholders (as well as South African residents generally) to hold Net1 common stock directly. See Note 12 and to our consolidated financial statements for information regarding the equity instruments held by Aplitec shareholders from June 2004 to October 2008.

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

Executive Officers and Significant Employees of the Registrant

     Executive officers

     The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	55	Chief executive officer, chairman and director
Mr. Herman G. Kotze	39	Chief financial officer, treasurer, secretary and director
Mr. Nitin Soma	41	Senior vice president information technology

     Dr. Belamant has been our chief executive officer since October 2000 and the chairman of our board since February 2003. From June 1997 until June 2004, Dr. Belamant served as chief executive officer and a director of Net 1 Applied Technology Holdings, or Aplitec, whose business was acquired by Net1 in June 2004. From 1996 to 1997, Dr. Belamant served as a consultant in the development of Chip Off-Line Pre-Authorized Card, which is a Visa product. From October 1989 to September 1995, Dr. Belamant served as the managing director of Net 1 (Pty) Limited, a privately owned South African company specializing in the development of advanced technologies in the field of transaction processing and payment systems. Dr. Belamant also serves on the boards of a number of other companies that perform welfare distribution services and the provision of microfinance to customers. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that rates today as the third largest ATM switching system in the world. Dr. Belamant has patented a number of inventions besides the FTS patent ranging from biometrics to gaming-related inventions. Dr. Belamant has more than 28 years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems. Dr. Belamant holds a PhD in Information Technology and Management.

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

     Mr. Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements. Mr. Soma represented Nedcor Bank in assisting with the technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATM’s with the host as well as balance the host with different card users. Mr. Soma designed the Stratus Back-End System for Aplitec, and is responsible for the Nedbank Settlement System for the Point of Sales Devices. Mr. Soma has over 13 years of experience in the development and design of smart card payment systems.

     Significant employees

          Business Functions:

     Dr. Gerhard Claassen (50): General Manager – Cryptographic Solutions – Dr. Claasen joined us in August 2000 and is responsible for the marketing and business development of our cryptographic solutions consisting of the internally developed Incognitorange of security solutions, as well as ToDos authenticators and the Cybertrust PKI products.

     Leonid Delberg (63): Managing director: BGS Smartcard Systems AG – Mr. Delberg has been the CEO of BGS since 1997. BGS is responsible for the marketing and business development of our DUET solution in Russia, the CIS, Oman, India and the Philippines.

     Neil Magnuson (50): Business Unit Leader: POS solutions – Mr. Magnusson joined us in March 2000 and is responsible for the South African sales and marketing of our POS solutions, consisting of the internally developed FlexiLane, FlexiGate, FlexiPOS solutions and the Ingenico terminal product range.

     Eric Meniere (43): Managing director: Virtual Card – Mr. Meniere joined us in March 2008 and is responsible for the marketing and business development of our new Virtual Card product. Mr. Meniere was previously the chief executive officer of Gemplus South Africa.

     Nanda Pillay (38): General Manager: CPS and EasyPay – Mr. Pillay joined us in May 2000 and is responsible for our South African operations, consisting of CPS and EasyPay.

     Richard Schweger (47): Financial & operations director: BGS Smartcard Systems AG – MR. Schweger has been the CFO and COO of BGS Smartcard Systems AG since 1997. We acquired a majority stake in BGS in August 2008. BGS is responsible for the marketing and business development of our DUET solution in Russia, the CIS, Oman, India and the Philippines.

     James Sneedon (41): Business Unit Leader: VTU – Mr. Sneedon joined us January 2001 and is responsible for the marketing and business development of our Virtual Top UP products.

     Brenda Stewart (51): Managing director: Net1 Universal Electronic Technological Solutions – Mrs. Stewart joined us in 1997 and is responsible for the marketing and business development of our UEPS solutions in Africa (excluding South Africa), Iraq and the Philippines.

     Deon Visser (42): General Manager: Chip and GSM licensing – Mr. Visser joined us in March 1997 and is responsible for the marketing and business development of our SIM card products and the licensing of our internally developed GSM masks.

          Support functions:

     Chris Britz (48): Vice President - Group production, repairs & maintenance – Mr. Britz joined us in April 2001 and is responsible for the group’s production facilities, as well as all internal and external repairs and maintenance of terminals and other hardware.

     Lawrie Chalmers (48): Vice President - Group Human Resources – Mr. Chalmers joined us in April 1998 and is responsible for the group’s South African human resources activities, including recruitment, payroll, training and industrial relations.

     Dhruv Chopra (35): Vice President: Investor Relations – Mr. Chopra joined us in June 2009 and was previously an analyst at Morgan Stanley, specializing in the payment processing and IT services sectors.

     Paul Encarnacao (33): Vice President – Finance – Mr. Encarnacao joined us in June 2004 and is responsible for the preparation of the group’s US GAAP consolidated accounts and statutory reports.

Warren Segall (44): Vice President: Compliance – Mr. Segall joined us in July 2006 and is our compliance officer.

     Trevor Smit (52): Vice President: Joint Ventures and Investments – Mr. Smit joined us in May 2007 and provides governance support to our joint ventures as our representative on the various boards of directors.

     Cara van Straaten (48): Group Financial Controller – Ms. Van Straaten joined us in July 2004 and is responsible for the group’s South African financial function, including financial accounting, taxation and statutory reporting.

ITEM 1A. RISK FACTORS

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS, AS WELL AS THE OTHER INFORMATION IN THIS FORM 10-K, BEFORE DECIDING TO INVEST IN OUR SHARES OF COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND LIQUIDITY WOULD SUFFER.IF THIS HAPPENS, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMMON STOCK.

Risks Relating to Our Business

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

     We currently derive a majority of our revenues from our contract with SASSA to distribute social welfare grants in five of the nine provinces of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this contract. During the years ended June 30, 2009, 2008 and 2007, we derived approximately 65%, 67% and 70%, respectively, of our revenues from our government social welfare contracts.

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

     Moreover, even if we were to receive new contracts or contract extensions containing similar economic terms to those of our current one year contract, our profit margin could be adversely affected to the extent that any such contracts would require us to incur significant capital expenditures during the initial implementation phase. Historically, we have incurred a significant portion of the expenses associated with these contracts during the initial implementation phase, which averages approximately 18 months, and have historically enjoyed higher profit margins on these contracts after the completion of the implementation period. Therefore, to the extent that we were to be awarded a new contract that required significant capital expenditures, our profit margins would be adversely affected if the contract were to be terminated for any reason during the implementation period.

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

     It may be difficult for us to implement our acquisition strategy in light of recent global market and economic conditions.

     We believe that it is frequently desirable to issue equity or equity-linked securities, as full or partial consideration for strategic acquisitions. However, our stock price suffered a substantial decline during the second quarter of fiscal 2009 and continues to trade well below its historic trading levels. The decline in our stock price has reduced the feasibility of our pursuing acquisitions in which we would issue our stock, at least in the near term. In addition, the conditions in the global credit markets and other related trends affecting the banking industry have caused significant operating losses and bankruptcies throughout the banking industry which has made acquisition financing more difficult to obtain. Many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers. If our stock price remains too low to serve as acquisition currency or if we are unable to obtain acquisition financing, we may be unable to take advantage of potential acquisitions or to otherwise expand our business as planned.

     A prolonged economic slowdown or lengthy or severe recession in South Africa or elsewhere could harm our operations.

     A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, our cardholders and retailers and could reduce the level of transactions we process and the take-up of financial services we offer, which would, in turn, negatively impact our financial results. If financial institutions and retailers experience decreased demand for their products and services our hardware, software and related technology sales will reduce, resulting in lower revenue.

     The loss of the services of Dr. Belamant or any of our other executive officers would adversely affect our business.

     Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Dr. Serge Belamant, our Chief Executive Officer and Chairman and Herman Kotze, our Chief Financial Officer. Many of our key responsibilities are performed by these two individuals, and the loss of the services of either of them could disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance. We do not have employment agreements with most of our executive officers, any of whom may terminate their employment at any time, nor do we maintain any “key person” life insurance policies.

     We face a highly competitive employment market and may not be successful in attracting and retaining a sufficient number of skilled employees, particularly in the technical and sales areas and senior management.

     Our future success depends on our ability to continue to develop new products and to market these products to our target users. In order to succeed in our product development and marketing efforts, we need to identify, attract, motivate and retain sufficient numbers of qualified technical and sales personnel. An inability to hire and retain such technical personnel would adversely affect our ability to enhance our existing intellectual property, to introduce new generations of technology and to keep abreast of current developments in technology. Demand for personnel with the range of capabilities and experience we require is high and there is no assurance that we will be successful in attracting and retaining these employees. The risk exists that our technical skills and sales base may be depleted over time because of natural attrition. Furthermore, social and economic factors in South Africa have led, and continue to lead, numerous qualified individuals to leave the country, thus depleting the availability of qualified personnel in South Africa. In addition, our multi-country strategy will also require us to hire and retain highly qualified managerial personnel in each of these markets. If we cannot recruit and retain people with the appropriate capabilities and experience and effectively integrate these people into our business, it could negatively affect our product development and marketing activities.

     We may face competition from the incumbent retail banks in South Africa in the unbanked market segment.

     The incumbent South African retail banks have created a common banking product, generally referred to as a “Mzansi” account, for unbanked South Africans, which offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope 2008 survey, approximately 3,500,000 people (approximately 7% of the population) in South Africa claim to use an Mzanzi account. The social welfare beneficiaries who are currently paid through our smart card system may elect to use these accounts to receive their grants. A decision by a substantial number of these beneficiaries to elect to use these accounts rather than our smart card system may have a material adverse effect on our financial condition, cash flows and results of operations.

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

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, we have identified a number of other products currently being produced that use smart card technology in connection with a funds transfer system and the companies that promote them. These include EMV, a system that is being promoted by Visa, MasterCard International and Europay International; Mondex International Limited, a subsidiary of MasterCard; and Proton World International N.V., a subsidiary of STMicroelectronics Belgium N.V. In South Africa, and specifically in the payment of social welfare grants, our competitors also include AllPay Consolidated Investment Holdings (Pty) Ltd, which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services, which is responsible for payments in the Mpumalanga province. We also may face competition from companies to which we have licensed our technology, including Visa. Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as infringing on their funds transfer or other businesses.

System failures, including breaches in the security of our system, could harm our business.

     We may experience system failures from time to time, and any lengthy interruption in the availability of our back-end system computer could harm our revenues and profits, and could subject us to the scrutiny of our government customers.

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

     We maintain a significant amount of cash and cash equivalents to fund our business operations at several major South African and European banks and financial institutions. As of June 30, 2009, we maintained an aggregate of $220.8 million in cash and cash equivalents which were deposited with such banks and financial institutions. Although we maintain a policy of entering into transactions only with South African and European banks and financial institutions that have ratings acceptable to our board, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings, due to the current credit crisis and global economic conditions, it is possible that despite such ratings, one or more of these banks or financial institutions may fail. The failure of one or more of these institutions may cause us to lose a significant amount of cash and cash equivalents. In addition to the actual value of our company which would be reduced due to the loss of cash and cash equivalents, our business could be materially and adversely affected by the failure of any institution where we maintain our cash and cash equivalents. Although to date we have not experienced any such losses or been prevented from funding our business operations, in light of recent global economic conditions such losses may occur in the future.

Our strategy of partnering with companies outside South Africa may not be successful.

     In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the ones we have established in Namibia, Botswana, Nigeria, Colombia and Vietnam. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a minority interest. Minority ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on Net1 Applied Technologies South Africa Limited, or New Aplitec, by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest. In addition, certain of our licensees, including Visa, have become our competitors and this could occur with our joint venture partners in the future.

     We may have difficulty managing our growth, especially as we expand our business internationally.

     We continue to experience significant growth, both in the scope of our operations and size of our organization. This growth is placing significant demands on our management, especially as we expand our business internationally. Continued growth would increase the challenges involved in implementing appropriate operational and financial systems, expanding our technical and sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our culture and values. International growth, in particular, means that we must become familiar and comply with complex laws and regulations in other countries, especially laws relating to taxation.

     Additionally, continued growth will place significant additional demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls. If we cannot scale and manage our business appropriately, we will not experience our projected growth and our financial results may suffer.

     We pre-fund the payment of social welfare grants through our merchant acquiring system and a significant level of payment defaults by these merchants would adversely affect us.

     We pre-fund social welfare grants through the merchants who participate in our merchant acquiring system in the provinces where we operate. These pre-funding obligations expose us to the risk of default by these merchants. Although we have not experienced any material defaults by merchants in the return of pre-funded amounts to us, we cannot guarantee that material defaults will not occur in the future. A material level of merchant defaults could have a material adverse effect on us, our financial position and results of operations.

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

     The shipment of payment systems requires us or our manufacturers, distributors or other agents to obtain customs or other government certifications and approvals and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the very process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our direct or indirect customers. Delays and unreliable delivery by us may harm our reputation and our relationships with our customers.

Risks Relating to Operating in South Africa and Other Emerging Markets

     Fluctuations in the value of the South African rand have had, and will continue to have, a significant impact on our reported results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect our stock price.

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the US dollar, and to a lesser extent, the euro, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The US dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. However the ZAR was consistently weaker against the US dollar during 2008 than during 2007 and further weakened during the first three quarters of 2009. Although the ZAR strengthened during the last quarter of 2009, the ZAR was significantly weaker overall during 2009 than during 2008, which negatively affected our 2009 results of operations when compared to 2008. We provide detailed information about historical exchange rates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Currency Exchange Rate Information.”

     Due to the significant fluctuation in the value of the ZAR and its impact on our reported results, you may find it difficult to compare our results of operations between financial reporting periods even though we provide supplemental information about our results of operations determined on a ZAR basis. This difficulty may increase as we expand our business internationally and record additional revenue and expenses in the euro and other currencies. It may also have a negative impact on our stock price.

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

     Our primary operations are located in South Africa and we currently generate most of our revenues from these operations. We face risks relating to operating in South Africa that could adversely affect our business, operating results, cash flows and financial condition.

     South Africa has high levels of poverty, unemployment and crime and needs additional infrastructure to accommodate future economic growth. While South Africa has a highly developed financial and legal infrastructure, it also has high levels of crime and unemployment and there are significant differences in the level of economic and social development among its people, with large parts of the population, particularly in the rural areas, having limited access to education, healthcare, housing and other basic services. Furthermore, South Africa faces challenges in building adequate infrastructure. For example, during the winter and spring of 2008, there were widespread and prolong power outages, known as load shedding, as a result of market demand for electricity that exceeded the available supply. The global economic slowdown has reduced demand for power and thus has mostly eliminated the load shedding problem but an economic recovery could cause power outages to become prevalent in the future. These problems may prompt emigration of skilled workers, hinder investment into South Africa and impede economic growth, all of which could negatively affect our business.

     High inflation and interest rates could increase our operating costs. The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. High rates of inflation could increase our South African-based costs and decrease our operating margins. Although higher interest rates would increase the amount of income we earn on our cash balances, they would also adversely affect our ability to obtain cost-effective debt financing in South Africa.

     If we do not achieve applicable black economic empowerment objectives, we risk losing our government and private contracts. In addition, it is possible that we may be required to achieve black shareholding of our company in a manner that could dilute your ownership. The South African government, through the Broad-Based Black Economic Empowerment Act, 2003, established a legislative framework for the promotion of black economic empowerment, or BEE. The law recognizes two distinct mechanisms for the achievement of BEE objectives—compliance with codes of good practice, which have already been issued, and compliance with industry-specific transformation charters. Although the charter that will likely apply to our company has not yet been finalized, we believe it is likely that the charter will not differ substantially from the codes of good practice. Achievement of BEE objectives is measured by a “scorecard” which establishes a weighting to various components of BEE. One component of BEE is achieving a certain percentage of shareholdings by black South Africans in South African businesses over a period of years. This shareholding component carries the highest BEE scorecard weighting. Other components include procuring goods and services from black-owned businesses or from businesses that have earned good BEE scores and achieving certain levels of black South African employment. Compliance with the codes and applicable charters are not enforced through civil or criminal sanction, but compliance does affect the ability of a company to secure contracts in the public and private sectors. Thus, it will be important for us to achieve applicable BEE objectives, since failing to do so could jeopardize our existing and future contractual relationships, including our contracts with the South African government.

     We have taken a number of actions as a company to increase empowerment of black South Africans. However, it is possible that these actions may not be sufficient to enable us to achieve applicable BEE objectives. In that event, in order to avoid risking the loss of our government and private contracts, we may have to seek to comply through other means, including by selling shares of Net1 or of our South African subsidiaries to black South Africans. Such sales of shares could have a dilutive impact of your ownership interest, which could cause the market price of our stock to decline.

     South African exchange control regulations could hinder our ability to make foreign investments and obtain foreign denominated financing. South Africa’s exchange control regulations restrict the export of capital from South Africa, the Republic of Namibia and the Kingdoms of Lesotho and Swaziland, known collectively as the Common Monetary Area without the prior approval of SARB. While the South African government has relaxed exchange controls in recent years, exchange controls are expected to continue for the foreseeable future.

     Although Net1 is a US corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries ability to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over borrowed position. As of June 30, 2009, approximately 90% of our cash and cash equivalents were held by our South African subsidiaries. Thus, unless we can obtain funding at the Net1 level, exchange control regulations could make it difficult for our South African subsidiaries to obtain financing to fund acquisitions outside South Africa, which could limit our ability to expand our business.

     Under current exchange control regulations, SARB approval would be required for any acquisition of our company which would involve payment to our South African shareholders of any consideration other than South African rand. This restriction could limit our management in its ability to consider strategic options and thus, our shareholders may not be able to realize the premium over the current trading price of our shares.

     HIV/AIDS. HIV/AIDS and tuberculosis, which is exacerbated in the presence of HIV/AIDS, are major healthcare challenges in South Africa and other sub-Saharan countries. Due to the high prevalence of HIV/AIDS in South Africa, we may incur costs relating to the loss of personnel and the related loss of productivity as well as the costs relating to recruiting and training of new personnel. In addition, the potential for increased mortality rates due to HIV/AIDS deaths to reduce or slow the growth of the South African population could adversely impact our growth. We are not able to quantify the impact of HIV/AIDS on our growth or costs and cannot assure you that the costs we will incur in connection with this epidemic will not have a material adverse effect on us and our financial condition.

     Trade unions and labor laws. Most of South Africa’s major industries are unionized, and the majority of employees belong to trade unions. In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. We currently have approximately 101 unionized employees which represents approximately 5.0% of our workforce. Although in recent years we have not experienced any labor disruptions, such labor disruptions may occur in the future. In addition, the cost of complying with labor laws may adversely affect our operations.

     Operating in South Africa and other emerging markets subjects us to greater risks than those we would face if we operated in more developed markets.

     Emerging markets such as South Africa, as well as some of the other markets into which we have recently begun to expand, including African countries outside South Africa, South America, Southeast Asia and Central and Eastern Europe, are subject to greater risks than more developed markets. While we focus our business primarily on emerging markets because that is where we perceive there to be the greatest opportunities to market our products and services successfully, the political, economic and market conditions in many of these markets present risks that could make it more difficult to operate our business successfully. Some of these risks include:

-	political and economic instability, including higher rates of inflation and currency fluctuations;
-	high levels of corruption, including bribery of public officials;
-	loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;
-	a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
-	logistical and communications challenges;
-	potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;
-	difficulties in staffing and managing operations and ensuring the safety of our employees;
-	restrictions on the right to convert or repatriate currency or export assets;
-	greater risk of uncollectible accounts and longer collection cycles;
-	indigenization and empowerment programs; and
-	exposure to liability under US securities and foreign trade laws, including the Foreign Corrupt Practices Act and regulations established by the Office of Foreign Assets Control.

     Many of these countries and regions are in various stages of developing institutions and political, legal and regulatory systems that are characteristic of democracies. However, institutions in these countries and regions may not yet be as firmly established as they are in democracies in the developed world. Many of these countries and regions are also in the process of transitioning to a market economy and, as a result, are experiencing changes in their economies and their government policies that can affect our investments in these countries and regions. Moreover, the procedural safeguards of the new legal and regulatory regimes in these countries and regions are still being developed and, therefore, existing laws and regulations may be applied inconsistently. In some circumstances, it may not be possible to obtain the legal remedies provided under those laws and regulations in a timely manner.

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

Risks Relating to Government Regulation

     We are required to comply with certain US laws and regulations, including the Foreign Corrupt Practices Act as well as economic and trade sanctions, which could adversely impact our future growth.

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

     Any failure by us to adopt appropriate compliance procedures and ensure that our employees, agents and business partners comply with the FCPA could subject us to substantial penalties. In addition, the requirement that we comply with the FCPA could put us at a competitive disadvantage with companies that are not required to comply with the FCPA or could otherwise harm our business. For example, in many emerging markets, there may be significant levels of official corruption, and thus, bribery of public officials may be a commonly accepted cost of doing business. Our refusal to engage in illegal behavior, such as paying bribes, may result in us not being able to obtain business that we might otherwise have been able to secure or possibly even result in unlawful, selective or arbitrary action being taken against us by foreign officials. Furthermore, the trade sanctions administered and enforced by OFAC target countries which are typically less developed countries. Since less developed countries present some of the best opportunities for us to expand our business internationally, restrictions against entering into transactions with those foreign countries, as well as with certain entities and individuals in those countries, can adversely affect our ability to grow our business.

     Changes in current South African government regulations relating to social welfare grants could adversely affect our revenues and cash flows.

     We derive a substantial portion of our current business from the distribution of social welfare grants onto smart cards in South Africa and the transaction fees resulting from use of these smart cards. Because social welfare eligibility and grant amounts are regulated by the South African government, any changes to or reinterpretations of the government regulations relating to social welfare may result in the non-renewal or reduction of grants for certain individuals, or a determination that currently eligible social welfare grant recipients are no longer eligible. If any of these changes were to occur, the number of smart cards in use could decrease, the amount of money on any particular smart card could decrease or the amount of transactions effected on any particular smart card may decrease, all of which could result in a reduction of our revenues and cash flows.

     We do not have a South African banking license and therefore we provide our wage payment solution through an arrangement with a third party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our wage payment business without alternate means of access to a banking license

     The South African retail banking market is highly regulated, but the South African government has identified the need to service the unbanked market through the liberalization of the regulatory environment in order for retailers and non-banking service providers to innovate products and delivery channels for the unbanked market. However, under current law and regulations, a portion of our South African wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have entered into an agreement with Grindrod Bank through which our wage payment solution is being implemented by Grindrod Bank’s retail division. As a result of this arrangement, we do not have complete control over the marketing and implementation of our wage payment system and we have to share the economic benefits with Grindrod Bank. If the cooperation agreement were to be terminated, we would not be able to operate our wage payment business unless we were able to obtain access to a banking license through alternate means.

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

Risks Relating to Intellectual Property

     Patent competition may adversely affect our products or processes, and limited patent protection, a lack of proprietary protection and the potential to incur costly litigation could be harmful to our operations.

     Our products and technology have unique characteristics and structures and, as a result, are subject to patent protection, the extent of which varies from country to country. During the life of a patent, a product is only subject to competition by non-infringing products. However, aggressive patenting by our competitors and potential patent piracy may threaten protected products and processes and may result in an increased patent infringement risk, especially in emerging economies such as those where we currently operate. The expiration of a patent may also result in increased competition in the market for the previously patented products and processes. The patents for our FTS will expire at various dates ending in 2011. Lack of patent protection could have a material adverse effect on our business, operating results, cash flows and financial condition. In addition, to date, we have relied not only on patent protections, but also on trade secret, trademark and copyright laws, as well as nondisclosure, licensing and other contractual arrangements to protect the proprietary aspects of our solutions. Other than the patents discussed above, we do not own any other patents that protect important aspects of our current solutions. We will, however, prepare patent applications where possible for technology related to our smart cards and UEPS system when we believe it is appropriate to do so. These applications and contractual arrangements and our reliance on these laws may not be successful.

     Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any loss of, or inability to protect, intellectual property in our technology could diminish our competitive advantage and also seriously harm our business. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws in countries where we currently have patent protection. Our means of protecting our intellectual property rights in countries where we currently have patent protection or any other country in which we operate, may not be adequate to fully protect our intellectual property rights. Similarly, if third parties claim that we infringe their intellectual property rights, we may be required to incur significant costs and devote substantial resources to the defense of such claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. In addition, if we are unsuccessful in defending any such third-party claims, we could suffer costly judgments and injunctions that could materially adversely affect our business, results of operations or financial condition.

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

Risks Relating to our Common Stock

     Our stock price has been and may continue to be volatile.

     Our stock price has experienced recent significant volatility. During the 2009 fiscal year, our stock price ranged from a low of $8.21 to a high of $27.99. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	fluctuations in currency exchange rates, particularly the US dollar/ZAR exchange rate;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	the timing of or delays in the commencement, implementation or completion of major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

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

     We may seek to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

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

     Issuances of significant amounts of stock in the future could potentially dilute your equity ownership and adversely affect the price of our common stock.

     We believe that it is necessary to maintain a sufficient number of available authorized shares of our common stock in order to provide us with the flexibility to issue shares for business purposes that may arise from time to time. For example, we could sell additional shares to raise capital to fund our operations or to acquire other businesses, issue additional shares under our stock incentive plan or declare a stock dividend. Our board may authorize the issuance of additional shares of common stock without notice to, or further action by, our shareholders, unless shareholder approval is required by law or the rules of the NASDAQ Stock Market. The issuance of additional shares could dilute the equity ownership of our current shareholders. In addition, additional shares that we issue would likely be freely tradable which could adversely affect the trading price of our common stock.

     Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2009, excluded the operations of BGS. If we are not able to integrate BGS operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes, we are required to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

     The requirement to evaluate and report on our internal controls also applies to companies that we acquire. As a private company, BGS was not required to comply with Sarbanes prior to its acquisition by us. The integration of BGS’ operations into our internal control over financial reporting has required significant time and resources from our management and other personnel and may increase our compliance costs. The majority of BGS’ operations are in Austria, Russia and other CIS members. The geographic distance between BGS and our South African headquarters, as well as the fact that its operations are conducted in languages and with source documents in languages other than English, has made the integration process of BGS slower and more difficult than initially expected, and management was not able to complete the evaluation of BGS' internal control over financial reporting prior to filing this report on Form 10-K . Therefore, and as permitted by SEC rules, our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2009, excluded the operations of BGS. If we fail to successfully integrate BGS’ operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

     While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, including with respect to BGS’ operations, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

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

     There is no statutory, judicial or administrative authority that directly addresses the tax treatment of non-US holders that elected to receive units in a trust representing beneficial interests in B class preference shares and B class loan accounts issued by New Aplitec pursuant to the reinvestment option in connection with our acquisition of Aplitec. We believe these interests should be treated for United States federal income tax purposes as, and we did treat them as, separate and distinct interests in New Aplitec. As such, we and our affiliates did not withhold any amounts for US federal taxes in respect of any distributions paid on such interests. There is a risk, however, that these interests, together with the special convertible preferred stock, may be treated as representing a single direct equity interest in us for US federal income tax purposes. In such case, distributions received with respect to the B class preference shares and B class loan accounts could be subject to US federal withholding tax, and we could be liable for failure to withhold such taxes in our capacity as withholding agent. In addition, our failure to collect and remit US federal withholding tax may also subject us to penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     We lease our corporate headquarters facility which consists of 84,193 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park, a 14,230 square foot manufacturing facility in Brakpan and 74 depot facilities. We also lease additional office space in Johannesburg, Pretoria, Cape Town and Durban, South Africa; Vienna, Austria; Kiev, Ukraine; Moscow and Nizhny Novgorod, Russia; New Delhi, India and Lagos, Nigeria. These leases expire at various dates through the year 2009 and 2013, respectively. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

     On February 10, 2009, we instituted a legal proceeding in the form of a review application in the High Court of South Africa (Transvaal Provincial Division) against the Chief Executive Officer of SASSA, in his capacity as such. Various other parties were also cited as respondents, by virtue of them being interested parties. These parties have a right to defend the application, but elected not to do so. In the proceeding, we are seeking to have the Court review and set aside the October 31, 2008 decision of the Chief Executive Officer to make no tender award and terminate the procurement process in respect of SASSA Tender 19/06/BS. The Chief Executive Officer has entered a notice of intention to defend and is obliged to provide us with the entire record of proceedings leading up to the decision. We cannot predict the outcome of this legal proceeding.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information

     Our common stock is listed on The Nasdaq Global Select Market, or Nasdaq, in the United States under the symbol “UEPS” and on the JSE Limited, or JSE, in South Africa under the symbol “NT1.” The Nasdaq is our principal market for the trading of our common stock.

     The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2007	$27.98	$21.25
Quarter ended December 31, 2007	$33.82	$27.18
Quarter ended March 31, 2008	$31.60	$22.41
Quarter ended June 30, 2008	$29.92	$22.45
Quarter ended September 30, 2008	$27.99	$18.58
Quarter ended December 31, 2008	$22.93	$8.21
Quarter ended March 31, 2009	$15.76	$10.93
Quarter ended June 30, 2009	$18.01	$11.93

     Our transfer agent in the United States is The Bank of New York Mellon, One Wall Street, New York, New York, 10286. According to the records of our transfer agent, as of August 12, 2009, there were 27 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 16th Floor, 11 Diagonal Street, Johannesburg, 2001, South Africa.

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

     Issuer Purchases of Equity Securities

     The table below presents information relating to purchases of our common stock during the fourth quarter of fiscal 2009:

Maximum
			Total number of	number (or
			shares	approximate
			purchased as	dollar value) of
			part of	shares that may
		Average price	publically	yet be
	Total number	paid per	announced	purchased
	of shares	share	plans or	under the plans
	purchased	(US dollars)	programs	or programs
Period	(a)	(b)	(c)	(d)
May 2009	579,229	13.04	579,229	$17,697,643
June 2009	621,878	13.47	621,878	$9,321,849
Total	1,201,107		1,201,107

     The table below presents our common stock purchased during fiscal 2009 per quarter:

		Average price
	Total number	paid per
	of shares	share
Period	purchased	(US dollars)
First	-	-
Second	2,420,140	10.23
Third	-	-
Fourth	1,201,107	13.26
Total fiscal 2009	3,621,247	11.24

     Share performance graph

     The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2004, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read together with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 - “Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2009	2008	2007	2006	2005
Revenue	$246,822	$254,056	$223,968	$196,098	$176,290
Cost of goods sold, IT processing, servicing and support(1)	70,091	67,486	54,417	50,619	50,682
Selling, general and administrative(1)	64,833	65,362	61,625	48,627	45,897
Depreciation and amortization	17,082	10,822	11,050	5,710	6,591
Costs related to public offering and Nasdaq listing	-	-	-	1,529	1,817
Profit on sale of microlending business	455	-	-	-	-
Impairment of goodwill(2)	1,836	-	-	-	-
Operating income	93,435	110,386	96,876	89,613	71,303
Foreign exchange gain related to short-term investment(3)	26,657	-	-	-	-
Interest income, net	10,828	15,722	4,401	5,889	2,389
Income before income taxes	130,920	126,108	101,277	95,502	73,692
Income tax expense(4)	42,744	39,192	37,574	36,653	29,666
Income from continuing operations	86,601	86,695	63,679	59,232	44,562
Net income attributable to shareholders	86,601	86,695	63,679	59,232	44,562
Income from continuing operations per share (5):
Basic	$1.55	$1.52	$1.12	$1.05	$0.81
Diluted	$1.54	$1.50	$1.11	$1.03	$0.80

(1) Financial Accounting Standards Board Statement No. 123(R) (revised 2004), Share-Based Payment, was adopted in 2006 in accordance with the modified prospective method and the 2009, 2008 and 2007 data include a charge of $5.0 million, $4.0 million and $0.9 million, respectively, in respect of stock-based compensation. Prior periods were not restated and are therefore not presented on a comparable basis.
(2) We impaired goodwill related to our financial services segment during fiscal 2009.
(3) The foreign exchange gain related to a short-term investment in the form of an asset swap arrangement which matured during fiscal 2009.
(4) Our income tax expense for fiscal 2009 includes the impact of the change in the fully distributed rate from 35.45% in fiscal 2008 to 34.55% in fiscal 2009. Our income tax expense for fiscal 2008 includes the impact of the change in the fully distributed rate from 36.89% in fiscal 2007 to 35.45% in fiscal 2008. The fully distributed rate for fiscal 2007 was 36.89% . Our income tax expense for fiscal 2006 includes the impact of the change in the fully distributed rate from 37.78% to 36.89% . The fully distributed rate for 2005 was 37.78% .
(5) Basic and diluted income from continuing operations was previously restated to reflect a one-for-six reverse stock split effected on June 13, 2005.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2009	2008	2007	2006	2005
Cash flows provided by operating activities	$106,768	$118,760	$65,466	$75,777	$38,142
Cash flows used in investing activities	107,856	3,903	91,540	5,505	3,397
Cash flows provided by (used in) financing
activities	$40,248	$2,864	$3,225	$29,723	$(19)
Operating income margin	38%	43%	43%	46%	40%

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$220,786	$272,475	$171,727	$189,735	$107,749
Total current assets	290,294	345,734	247,982	240,718	150,664
Goodwill	116,197	76,938	85,871	13,923	14,636
Intangible assets	75,890	22,216	31,609	5,649	7,944
Total assets	499,487	454,071	376,090	269,979	181,754
Total current liabilities	77,809	76,503	54,698	43,123	34,353
Total debt	4,185	3,766	4,100	-	-
Total shareholders’ equity	$373,217	$340,328	$281,073	$209,010	$137,002

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Item 6 — “Selected Financial Data” and Item 8 —“Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “ 1A. Risk Factors.”

Overview

     We provide a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. We believe that we are the first company worldwide to implement a system that can enable the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our UEPS uses secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can enter into transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

     We also develop and provide secure transaction solutions and services for first world markets. Our core competencies around secure online transaction processing, switching, cryptography and integrated circuit card technologies provide us with the building blocks to develop secure end-to-end payment solutions for a wide range of electronic commerce and financial transactions through which we generate fees.

     Our technology is widely used in South Africa today, where we distribute pension and welfare payments to over 3.5 million beneficiaries in five of South Africa’s nine provinces, process nearly 65% of retail payment transactions through our EasyPay system and provide mobile telephone top-up transactions for two of South Africa’s three mobile carriers. During the past several years, we have expanded our business to a number of markets outside South Africa, including other countries on the African continent, Russia and other members of the CIS, the Middle East, Asia and Latin America. We describe these international expansion efforts in detail under “Business.”

Sources of Revenue

     We generate our revenues by charging transaction fees to government agencies, merchants and financial service providers, by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

     We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. As an example, in Ghana, we sold a complete UEPS to the Central Bank, which owns and operates the resulting transaction settlement system. The revenue and costs associated with this approach are reflected in our Hardware, software and related technology sales segment.

     We have found that we have greater revenue and profit opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the South African government and wages on behalf of employers on a fixed fee basis, but charge a fee on an ad valorem basis for goods and services purchased using our smart card. The revenue and costs associated with this approach are reflected in our Smart card accounts, Transaction-based activities and Financial services segments. We have adopted a variation of this approach in Iraq, where we operate a UEPS system on an outsourced basis on behalf of a consortium consisting of the Iraqi government and local Iraqi banks, in return for transaction fees based on the volume and value of transactions processed through the system. Most significantly, we are focusing on migrating BGS’ business model from a product-based model which relies on selling systems to customers to a services-based model which focuses on generating recurring revenue from the cardholder base through transaction-based fees and provision of other products and services.

     Because our smart cards are designed to enable the delivery of more advanced services and products, we are also willing to supply those services and products directly where the profit potential is compelling. For instance, we provide short-term UEPS-based loans to our smart card holders. This is an example of the third approach that we have taken. Here we can act as the principal in operating a business that can be better delivered through our UEPS. We can also act as an agent, for instance, in the provision of insurance policies. In both cases, the revenue and costs associated with this approach are reflected in our Financial services segment.

     Finally, we have entered into business partnerships or joint ventures to introduce our UEPS and VTU solutions to new markets such as Botswana, Namibia, Nigeria, Colombia and Vietnam. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use the UEPS in the specific territory, including the back-end system. We account for our equity investments using the equity method. When we equity-account these investments, we are required under US GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third party customers, as the case may be.

     We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Business Developments during Fiscal 2009

          South Africa

     New SASSA contract

     We have entered into a new one year contract with the South African Social Security Agency, or SASSA, for the payment of social welfare grants in the five provinces where we currently provide a grant payment service. The new contract commenced on April 1, 2009 and expires on March 31, 2010. SASSA received special approval from the South African National Treasury Department to enter into new agreements with us and the other current service providers for a twelve month period without conducting a tender process. Our current contract with SASSA expires on March 31, 2010, but may be extended if SASSA has not completed a new tender process prior to expiration.

     The new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. Under our previous contracts, depending on the province, we received either a fee per grant distributed, or per beneficiary paid, or as a percentage of the total grant amount distributed. In addition, commencing with the May 2009 pay cycle, SASSA has now assumed responsibility for the pre-funding of all social welfare grants. We continue to pre-fund certain merchants who facilitate the distribution of grants through our merchant acquiring system.

     We do not expect that the new contract will materially affect our future results of operations since the reduced pricing should be offset by the guaranteed minimum number of beneficiaries per month and the increased interest income we expect to receive as a result of the elimination of our pre-funding requirement. For more information regarding our contract with SASSA, refer to discussion under “Item 1A. Risk Factors.”

     Progress of wage payment implementation

     The rollout of our wage payment system has taken a considerable amount of time during which we and the bank completed installation and integration of the required technological platforms, which included achieving interoperability of the card with EMV and obtaining MasterCard certification. In addition, Grindrod Bank joined the South African Payment System and various payment clearing houses and both we and the bank developed products, pricing and marketing strategy. We have also concluded agreements with the relevant financial service providers to ensure that we offer our customer base a complete suite of financial solutions.

     We officially launched the wage payment system in the KwaZulu-Natal province in May 2008 and we have successfully implemented several systems with smaller employers in the area, mainly in the agricultural sector. During the first quarter of fiscal 2009, we entered into an agreement with our first major corporate customer, which is the largest provider of security and guarding services in South Africa and employs approximately 30,000 people. We are currently negotiating additional agreements to provide our wage payment system with larger employers and with established agents who will act as originators of bank accounts in the communities and industries where they have established relationships.

     Merger and Acquisition Activities in South Africa

     During the third quarter of fiscal 2009, we sold our traditional microlending business to Finbond Property Finance Limited, a JSE-listed company which operates a microlending business in South Africa and in connection therewith, we acquired a 22% shareholding in Finbond. After the acquisition, Finbond now has approximately 179 branches. Finbond has agreed to install our UEPS technology and POS devices at its branches for the marketing of pre-paid electricity, pre-paid cell phone air time and bill payments. In addition, Finbond will utilize its branch and broker network to market our wage payment and EasyPay bill payment solutions. In early July 2009, we began installation of POS devices at select Finbond branches.

     During the fourth quarter of fiscal 2009, we acquired all the stock of RMT Systems (Proprietary) Limited, a South African private company for $1.4 million in cash. RMT Systems is one of the three approved vendors of prepaid electricity in the greater Cape Town area in South Africa. We intend to integrate this offering into our EasyPay value added services offering.

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

     The conversion to a dividend tax is expected during calendar 2011. We can not reasonably determine whether the conversion to a dividend tax will be enacted as proposed and we will comply with that new tax legislation once it has been enacted. If the announcements made by the South African Minister of Finance in his National Budget speeches regarding the second phase are enacted, under current enacted tax legislation, we expect the proposed replacement of STC with a dividend tax to reduce our current fully distributed rate of 34.55% to 28% in South Africa. Under US GAAP, we apply the fully distributed tax rate of 34.55% to our deferred taxation assets and liabilities. We have not yet determined whether we would qualify for the treaty relief available to foreign shareholders.

     Included in our earnings for fiscal 2009, is deferred income tax expense of approximately $8.8 million (ZAR 78.7 million) related to the application of the fully distributed rate of 34.55% compared with the South African statutory rate of 28% to our Income before income taxes. The following table illustrates the effect on our June 30, 2009, income tax expense, earnings per share and net deferred tax liability as if the conversion to a dividend tax described above had been enacted on July 1, 2008:

Table 1	Year ended
	June 30, 2009
		Illustrative
	Actual	effect(1)
	$ ’000	$ ’000

Fully distributed tax rate	34.55%	28.00%

Income tax expense before change in fully distributed tax rate	$46,200	$37,393
Reduction in income tax expense resulting from change in fully
distributed rate during fiscal 2009(2)	(3,456)	-
Income tax expense	$42,744	$37,393

Net deferred tax liability reversal to net income (2)	-	$31,513

Basic earnings per share, in $	1.55	1.70

Net deferred tax liability (asset) as at June 30, 2009	$29,455	$(2,058)

     (1) Illustrates the abolishment of STC had this been enacted on July 1, 2008. Accordingly, the fully distributed rate decreases from 34.55% (effective as at July 1, 2008) to 28%. All South African deferred tax assets and liabilities would then be measured at 28% which would result in a reversal of a portion of the net deferred tax liabilities recognized.

     (2) On July 22, 2008, a change in the corporate rate of taxation for South African companies was promulgated, reducing the enacted tax rate to 34.55% for the year ended June 30, 2009.

     (3) The net deferred tax liability reversal to net income represents the portion of the net deferred tax liability rate adjustment as of June 30, 2009, translated at rates applicable as of June 30, 2009, assuming the fully distributed tax rate is 28%.

     As discussed above, we can not reasonably determine whether, or when, the conversion to a dividend tax amendments will be enacted as proposed and what the ultimate effect on our reported earnings will be.

          Outside South Africa

     Merger and Acquisition Activities

     In the first quarter of fiscal 2009, we acquired 80.1% of BGS Smartcard Systems AG, or BGS, an Austrian private company that provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. We believe that the acquisition of BGS offers us multiple strategic benefits, including increasing our revenues from providing our financial services and value-added products to a new cardholder base; enhancing our product offering by leveraging our technology platforms and IT development resources; increasing the depth of our management team with the addition of experienced executives; and accelerating the rollout of UEPS in Russia and other new territories. BGS’ operations are highly seasonal, with its second and fourth quarters typically being its most profitable and its first and third quarters generally the weakest. During the 2009 fiscal year BGS generated a majority of its revenues and operating income during the second quarter. While BGS currently derives most of its revenues from sales of systems, which we reflect in our Hardware, software and related technology sales segment, we are focused on migrating BGS’ business model to a services-based model which focuses on generating recurring revenue from the cardholder base through transaction-based fees and provision of other products and services.

     The African Continent and Iraq

     During fiscal 2009, we recorded revenue from the performance of software development activities and hardware delivery under our Iraqi contract and from the delivery of hardware, including smart cards, under our contract with the Bank of Ghana. During fiscal 2010, we expect to commence generating license fees under these contracts and to sell additional smart cards and perform revenue-generating maintenance services to the Bank of Ghana.

     In February 2009, SmartSwitch Namibia signed an agreement with the Government Insurance Pension Fund in Namibia. Enrolment of the systems is expected to commence in the second quarter of fiscal 2010 and SmartSwitch Namibia expects to generate revenues related to this agreement in the third quarter of fiscal 2010. Negotiations are currently underway with other financial institutions and companies that wish to participate as customers of SmartSwitch Namibia. SmartSwitch Namibia is currently expanding its offering to include medical identification and life insurance sales and premium collection. Negotiations with the service providers are at an advanced stage. We expect the suite of smart card applications to include banking, retail, money transfers, third party bill payments, wages and social security grants.

     During fiscal 2009, SmartSwitch Botswana commenced registration of food voucher recipients under the tender granted by the Department of Social Services in Botswana. SmartSwitch Botswana commenced paying recipients of food voucher grants using our UEPS technology in April 2009. We expect SmartSwitch Botswana to generate transaction fees during fiscal 2010 from the payment of food voucher grants.

     SmartSwitch Nigeria has entered into a contract with the River State government for the distribution of funds using our UEPS technology. The system went live during the fourth quarter of 2009 and currently there are 13,000 card holders in the River State using our technology.

     Net1 Virtual Card

     During fiscal 2009, we established a marketing office for our Virtual Card product in Dallas, Texas. The Virtual Card technology was successfully demonstrated in a live environment and our marketing team has introduced the concept to a number of prospective partners, including mobile operators, banks and card associations.

Operating Segments

     We analyze our business and operations in terms of four inter-related but independent operating segments: (1) transaction-based activities, (2) smart card accounts, (3) financial services, and (4) hardware, software and related technology sales. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations are included in corporate/ eliminations. See Note 19 to our consolidated financial statements for further information about our operating segments.

     Transaction-Based Activities

     The transaction-based activities operating segment consists primarily of our contracts to distribute social welfare payments in South Africa through our subsidiary Cash Paymaster Services (Proprietary) Limited, or CPS, and its operating subsidiaries and our EasyPay operation. CPS’s operating subsidiaries utilize the UEPS technology to administer and distribute social welfare grants in five of South Africa’s nine provinces. Revenues from transaction-based activities include all fees that we earn from SASSA and participating retail merchants from recurring UEPS transactions that we process through our back-end system, such as the payment of social welfare grants, debit orders, payment of wages, point of sale spending, distribution of medicine, money transfers and prepayment of utility bills, prepayment of mobile phone airtime and transaction fees from customers of EasyPay. The expenses associated with our provincial contracts transaction-based activities are primarily variable expenses such as security and guarding expenses we incur to help insure the security of the cash we transport and the safety of our employees who transport the cash, banking fees we incur when we withdraw and redeposit cash, insurance and fixed expenses such as salaries and property rental. The expenses associated with our EasyPay transaction-based activities are primarily variable expenses such as data communication charges in order to switch transactions and fixed expenses such as salaries, depreciation of switch fixed assets and property rental.

     We experience seasonality in this segment, with revenue in the second quarter being lower than in the other three quarters. Our beneficiaries are able to load their grants onto their cards as soon as the grant payment file is activated, which typically happens during the week preceding the commencement of a calendar month. We recognize the fee revenue related to the distribution of welfare grants when the beneficiaries load the grants to their cards. The general exception to this rule is the January payment cycle, when the activation of the payment file is done on a limited basis at merchant locations only, which results in a lower number of grants distributed during the last week of December. The activation of the payment file for any month also depends on whether the first calendar day of a month is a weekday, or a Saturday, Sunday or public holiday.

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

     Financial Services

     Our financial services operating segment derives revenues from providing financial services to card holders through our smart card delivery channel. These financial services consist primarily of short-term loans and life insurance products. We provide the loans ourselves and generate revenue from the service fees charged on these loans. We sell life insurance products on behalf of registered underwriters and earn revenue through the commissions we receive on the sale of policies. The fees we earn for the collection of insurance policy premiums through our debit order system is included in the transaction-based activities operating segment. The fixed expenses associated with the financial services operating segment consist primarily of costs of administrative personnel and depreciation of computer equipment.

     We operated a traditional microlending business in South Africa which we sold during the third quarter of fiscal 2009. The business extended short-term loans for periods ranging from 30 days up to four months, with the majority of loans being 30-day loans. The fixed costs associated with this business were primarily office space and salaries.

     Hardware, Software and Related Technology Sales

     We have developed a range of technological competencies to service our own internal needs and to provide links with our client enterprises. We derive revenues from the hardware, software and related technology sales operating segment by providing to customers the hardware and software required to implement our UEPS or DUET systems. Typical components for a UEPS/ DUET system installation are:

  hardware for the back-end switching and settlement system;
  customization of the UEPS/ DUET software to suit local conditions, including UEPS management system, automated teller machine, or ATM, integration and POS device integration;
  customization of an applications suite to client’s specific requirements, such as banking, retail or wage payments;
  ongoing software and hardware support/maintenance; and
  license fees.

     Three of our largest customers in this segment are Sberbank (the largest bank in the Russian Federation), the Central Bank of Ghana and Nedbank Limited, one of South Africa’s largest banks by asset size. Our transactions with the Central Bank of Ghana during fiscal 2009 and 2008 are discussed above under”—Trends and Material Developments Affecting our Business—International Expansion—Ghana”. We have an arrangement with Nedbank relating to the outsourcing of its entire POS device management system, front-end switching Stratus computer platform, development of their software systems, smart cards and POS device maintenance. We also supply hardware to Nedbank in the form of POS devices and card readers on an ad hoc basis.

     Included in our hardware, software and related technology sales segment are BGS, UETS, cryptographic solutions, chip and GSM licensing, and POS Solutions.

     We also experience seasonality in this segment, as BGS operations are typically most profitable in second and fourth quarters.

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

     Deferred Taxation

     We estimate our tax liability through the calculations done for the determination of our current tax liability when tax returns are filed, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that we believe recovery is unlikely, we create a valuation allowance. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income, based on estimates and assumptions. Management has considered future taxable income over a five year forecasting period and ongoing feasible tax strategies in determining the need for the valuation allowance, but in the event that we were to determine that we would be able to realize deferred tax assets in the future, a valuation allowance may not be required which would increase net income in the period that such determination is made.

     Stock-based Compensation

     Estimates and assumptions required to be made by Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or FAS 123R require our management’s judgment. FAS 123R requires all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognizes compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. During fiscal 2009, our assumptions regarding volatility changed significantly as a result of general economic conditions and trading prices of our customers and suppliers. Accordingly, the fair value of stock options is affected by the assumptions selected. Stock-based compensation expense from continuing operations was $5.0 million, $4.0 million and $0.9 million for the years ended June 30, 2009, 2008 and 2007, respectively.

     Intangible Assets Acquired Through the Acquisition of BGS and Prism

     The fair values of the identifiable intangible assets acquired through the acquisition of BGS and Prism were determined by management and guidance provided by FAS 141, Business Combinations. During fiscal 2009 and 2007, respectively, BGS and Prism and EasyPay intangible assets were valued separately. The relief from royalty method was used to value Prism and EasyPay trademarks, the multi-period excess earnings was used to value Prism and EasyPay customer relationships, the income approach was used to value BGS customer relationships and the cost approach method was used to value Prism and EasyPay software and unpatented technology. Management was required to make assumptions regarding revenue and cost of sales forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

     Accounts Receivable and Provision for Doubtful Debts

     We maintain a provision for doubtful debts related to our hardware, software and related technology sales segment as a result of sales or rental of hardware, support and maintenance services provided or sale of licenses to customers. Our policy is to regularly review the aging of outstanding amounts due from customers and adjust the provision based on management’s estimate of the recoverability of the amounts outstanding. Management considers factors including period outstanding, creditworthiness of the customers, past payment history and the results of discussions by our credit department with the customer. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each customer.

     Research and Development

     We account for the development cost of software intended for sale to licensees in accordance with FAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or FAS 86. FAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2009, 2008 or 2007, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

     Revenue Recognition – System Implementation Projects

     We undertake smart card system implementation projects. The hardware and software installed in these projects are in the form of customized systems, which ordinarily involve modification to meet the customer’s specifications. Software delivered under such arrangements is available to the customer permanently, subject to the payment of annual license fees. Revenue for such arrangements is recognized under the percentage of completion method, except for annual license fees, which are recognized in the period to which they relate. Up-front and interim payments received are recorded as client deposits until customer acceptance. During fiscal 2009 and 2007, we did not recognize any revenue using the percentage of completion method. For fiscal 2008, we recognized revenue of approximately $14.2 million using the percentage of completion method related to a contract with the Central Bank of Ghana.

     Recent Accounting Pronouncements

          Recent accounting pronouncements adopted

     Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

     Recent accounting pronouncements not yet adopted as of June 30, 2009

     Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2009, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 2	Year ended June 30,
	2009	2008	2007
ZAR : $ average exchange rate	9.0484	7.3123	7.2188
Highest ZAR : $ rate during period	11.8506	8.2440	7.9748
Lowest ZAR : $ rate during period	7.1556	6.4262	6.7193
Rate at end of period	7.8821	7.9645	7.0760

     Translation exchange rates

     We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2009, 2008 and 2007, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 3	June 30,
	2009	2008	2007
Income and expense items: $1 = ZAR .	8.9397	7.2905	7.2100

Balance sheet items: $1 = ZAR	7.8821	7.9645	7.0760

Results of Operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for the year ended June 30, 2008 and 2007, do not reflect the operations of BGS as we completed that acquisition in September 1, 2008. BGS’s operations are included in our consolidated financial statements from September 1, 2008.

     Fiscal 2009 Compared to Fiscal 2008

     The following factors contributed significantly to the comparability of our results of operations for the 2009 and 2008 fiscal years:

  weakening of the ZAR, our functional currency, against the US dollar, our reporting currency, which had a negative impact on our fiscal 2009 revenues and net income in US dollars;
  one-time foreign exchange gain recorded in fiscal 2009 related to the asset swap we entered into during the period that the short-term loan to acquire BGS was to remain outstanding;
  revenue and intangible asset amortization related to our acquisition of BGS during the first quarter of fiscal 2009;
  revenues from our Ghana contract which were primarily recorded in fiscal 2008; and
  increased stock-based compensation charges for fiscal 2009 resulting from stock options granted in August 2008 and May 2009.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 4	(US GAAP)
	Year ended June 30,
	2009	2008	%
	$’000	$ ’000	change
Revenue	246,822	254,056	(3)%
Cost of goods sold, IT processing, servicing and support	70,091	67,486	4%
Selling, general and administration	64,833	65,362	(1)%
Depreciation and amortization	17,082	10,822	58%
Profit on sale of microlending business	455	-
Impairment of goodwill	1,836	-
Operating income	93,435	110,386	(15)%
Foreign exchange gain related to short-term investment	26,657	-
Interest income, net	10,828	15,722	(31)%
Income before income taxes	130,920	126,108	4%
Income tax expense	42,744	39,192	9%
Income before minority interest and loss from equity-
accounted investments	88,176	86,916	1%
Minority interest	701	(815)	(186)%
Loss from equity-accounted investments	(874)	(1,036)	(16)%
Net income	86,601	86,695	0%

	In South African Rand
Table 5	(US GAAP)
	Year ended June 30,
	2009	2008
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,206,512	1,852,188	19%
Cost of goods sold, IT processing, servicing and support	626,592	492,005	27%
Selling, general and administration	579,587	476,520	22%
Depreciation and amortization	152,708	78,897	94%
Profit on sale of microlending business	4,068	-
Impairment of goodwill	16,413	-
Operating income	835,280	804,766	4%
Foreign exchange gain related to short-term investment	238,306	-
Interest income, net	96,799	114,621	(16)%
Income before income taxes	1,170,385	919,387	27%
Income tax expense	382,118	285,728	34%
Income before minority interest and loss from equity-
accounted investments	788,267	633,659	24%
Minority interest	6,267	(5,942)
Loss from equity-accounted investments	(7,813)	(7,553)	3%
Net income	774,187	632,048	22%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for fiscal 2009 was primarily due to the higher volumes in our transaction-based activities and a greater number of UEPS-based smart card holders and the acquisition of BGS.

     Our operating income margin decreased to 38% from 43% mainly as a result of the decrease in contribution from our hardware, software and related technology sales segment, which generates a lower margin than our transaction-based activities segment; increased intangible asset amortization related to the BGS and RMT acquisitions and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa, and stock-based compensation charges.

     During fiscal 2009 we sold our traditional microlending business and recognized a profit of approximately $0.5 million (ZAR 4.1 million).

     Selling, general and administration expenses increased primarily due to the stock-based compensation charge related to the options and restricted stock awarded in the first and fourth quarters of fiscal 2009, increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa and expenses of $0.5 million related to our JSE listing.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to the JSE and consultants and advisors assisting with the JSE listing, and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $2.1 million (ZAR 18.7 million) and $1.9 million (ZAR 13.8 million) during fiscal 2009 and 2008, respectively.

     Depreciation and amortization and deferred tax expenses increased during fiscal 2009 primarily as a result of the BGS and RMT acquisitions, as summarized in the tables below:

Table 6	Year ended June 30,
	2009	2008
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	12,387	5,460
Prism acquisition	4,453	5,460
RMT acquisition	450	-
BGS acquisition	7,484	-

Deferred tax included in income tax expense:	3,515	1,907
Prism acquisition	1,515	1,907
RMT acquisition	126	-
BGS acquisition	1,874	-

Table 7	Year ended June 30,
	2009	2008
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	110,734	39,805
Prism acquisition	39,805	39,805
RMT acquisition	4,024	-
BGS acquisition	66,905	-

Deferred tax included in income tax expense:	31,420	13,902
Prism acquisition	13,540	13,902
RMT acquisition	1,127	-
BGS acquisition	16,753	-

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. Through June 30, 2009, we were in an extension phase with all our contracts thus and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been written off in prior periods. Accordingly, depreciation expense related to these activities decreased during fiscal 2009 compared with fiscal 2008. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     We recognized a one-time foreign exchange gain of $26.7 million (ZAR 238.3 million) during fiscal 2009 resulting from an asset swap arrangement we entered into in August 2008.

     Interest on surplus cash decreased to $20.3 million (ZAR 181.4 million) from $27.4 million (ZAR 199.7 million). The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance resulting from the BGS acquisition, offset by higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 14.21% per annum for fiscal 2008 to 14.32% per annum for fiscal 2009.

     Included in interest expense is the facility fee of approximately $1.1 million (ZAR 9.7 million) that we paid to the lender under the short-term loan we obtained to fund the BGS acquisition and approximately $0.8 million (ZAR 7.3 million) interest on the loan. Excluding the impact of the facility fee and interest, finance costs decreased to $7.6 million (ZAR 67.6 million) from $11.7 million (ZAR 85.3 million) due to the elimination of our pre-funding requirements in April 2009.

     Total tax expense increased to $42.7 million (ZAR 382.1 million) from $39.2 million (ZAR 285.7 million). Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 35.45% to 34.55% during fiscal 2009 resulted in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in income tax expense. In ZAR, without giving effect to the change in our fully-distributed tax rate, our total tax expense increased, primarily due to the foreign exchange gain discussed above. Our effective tax rate increased to 32.7% from 31.0%, primarily due to an increase in non-deductible expenses, including stock-based compensation charges, and taxable deemed dividends in the United States offset by non-taxable gains on the sale of our traditional microlending business and foreign tax credits generated during fiscal 2009.

     Loss from equity-accounted investments for fiscal 2009 and 2008 was $0.9 million (ZAR 7.8 million) and $1.0 million (ZAR 7.6 million), respectively.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 8	In United States Dollars (US GAAP)
	Year ended June 30,
	2009	% of	2008	% of	%
Operating Segment	$’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	148,399	60%	153,444	60%	(3)%
Smart card accounts	29,576	12%	35,914	14%	(18)%
Financial services	5,430	2%	8,251	3%	(34)%
Hardware, software and related technology sales	63,417	26%	56,447	23%	12%
Total consolidated revenue	246,822	100%	254,056	100%	(3)%
Consolidated operating income (loss):
Transaction-based activities	83,509	89%	84,229	76%	(1)%
Operating income before amortization	85,404		86,000		(1)%
Amortization of intangible assets	(1,895)		(1,771)		7%
Smart card accounts	13,442	14%	16,325	15%	(18)%
Financial services	(34)	-%	1,935	2%	(102)%
Operating income before profit on sale of
microlending business and impairment of
goodwill	1,347		1,935		(30)%
Profit on sale of microlending business and
impairment of goodwill	(1,381)		-
Hardware, software and related technology sales	5,498	6%	11,708	11%	(53)%
Operating income before amortization	15,990		15,397		4%
Amortization of intangible assets	(10,492)		(3,689)		184%
Corporate/eliminations	(8,980)	(9)%	(3,811)	(4)%	136%
Total consolidated operating income	93,435	100%	110,386	100%	(15)%

Table 9	In South African Rand (US GAAP)
	Year ended June 30,
	2009		2008
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	1,326,641	60%	1,118,679	60%	19%
Smart card accounts	264,400	12%	261,830	14%	1%
Financial services	48,543	2%	60,154	3%	-19%
Hardware, software and related technology sales	566,928	26%	411,525	23%	38%
Total consolidated revenue	2,206,512	100%	1,852,188	100%	19%
Consolidated operating income (loss):
Transaction-based activities	746,545	89%	614,069	76%	22%
Operating income before amortization	763,483		626,984		22%
Amortization of intangible assets	(16,938)		(12,915)		31%
Smart card accounts	120,167	14%	119,017	15%	1%
Financial services	(304)	-%	14,107	2%	(102)%
Operating income before profit on sale of
microlending business	12,041		14,107		(15)%
Loss of sale of microlending business	(12,345)		-
Hardware, software and related technology sales	49,150	6%	85,357	11%	(42)%
Operating income before amortization	142,946		112,247		27%
Amortization of intangible assets	(93,796)		(26,890)		249%
Corporate/eliminations	(80,278)	(9)%	(27,784)	(4)%	189%
Total consolidated operating income	835,280	100%	804,766	100%	4%

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

     The revenue and operating loss, inclusive of intangible asset amortization of $0.5 million, of RMT is included in our fiscal 2009 results.

     Operating income margin of our transaction-based activities increased to 56% from 55% mainly as a result of the price increases described above, partially offset by continued inflationary increases in our cost components.

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

     During the first quarter of fiscal 2009 we performed an extensive exercise to identify those merchants that had contracted to participate in our merchant acquiring system and had an installed but unused POS device. After discussions with these merchants a number of them cancelled their contracts to participate in our merchant acquiring system. In addition, we have implemented procedures to identify merchants that are abusing our merchant acquiring system. If a merchant is identified as abusing the merchant acquiring system, its contract is terminated and its equipment is removed. However, these contract cancellations and terminations have had no impact on the number of grants paid through our merchant acquiring system. Excluding the impact of the cancellations and terminations during fiscal 2009, the increase in the number of POS devices since June 2008 is due to increased rental or purchase of POS devices by current merchants requesting additional equipment and new merchants joining our UEPS merchant acquiring system.

     The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below ):

Table 10	Three months ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2008	2008	2008	2008	2009	2009

Total POS devices installed	4,222	4,394	4,170	4,182	4,263	4,427
Number of participating UEPS retail locations	2,468	2,454	2,382	2,385	2,391	2,422
Value of transactions processed through POS
devices during the quarter (1) (in $ ’000)	264,525	287,725	319,410	269,425	276,947	341,270
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (2) (in $ ’000)	268,085	279,390	293,899	253,967	278,685	345,511
Value of transactions processed through POS
devices during the quarter (1) (in ZAR ’000)	1,996,072	2,243,592	2,486,912	2,550,082	2,758,391	2,818,276
Value of transactions processed through POS
devices during the completed pay cycles for the
quarter (2) (in ZAR ’000)	2,022,938	2,178,596	2,288,288	2,496,496	2,775,707	2,853,303
Number of grants paid through POS devices
during the quarter (1)	3,910,667	4,158,161	4,543,147	4,383,642	4,690,822	4,623,666
Number of grants paid through POS devices
during the completed pay cycles for the quarter
(2)	3,979,363	4,030,571	4,208,634	4,328,107	4,769,010	4,676,460
Average number of grants processed per
terminal during the quarter (1)	917	965	1,061	1,050	1,111	1,064
Average number of grants processed per
terminal during the completed pay cycles for
the quarter (2)	933	936	983	1,036	1,129	1,076

     (1) Refers to events occurring during the quarter (i.e., based on three calendar months).
     (2) Refers to events occurring during the completed pay cycle.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 18 month period ended June 30, 2009:

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 18 month period ended June 30, 2009:

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 18 month period ended June 30, 2009:

          Higher number of grants paid and pricing increases under our provincial contracts:

     During fiscal 2009, we experienced an increase in the number of grants paid in four of the provinces where we administer payments of social welfare grants. This growth was mainly due to an increase in the number of child support grants and disability grants approved by the various provincial governments. In total, the number of payments processed during fiscal 2009 increased 1.1% to 48,128,792 from fiscal 2008.

     Our new interim contract with SASSA became effective on April 1, 2009 and expires on March 31, 2010. The new contract, contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. Under our previous contracts, depending on the province, we received either a fee per grant distributed, or per beneficiary paid, or as a percentage of the total grant amount distributed. We expect this new price to reduce our average revenue per grant paid during fiscal 2010 compared with fiscal 2009.

     The higher number of grants paid under existing provincial contracts during the year ended June 30, 2009, as well as average revenue per grant paid, are detailed below:

Table 11	Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2009	2008	2009	2008
Province	2009	2008	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	20,796,751	20,337,526	2.93	3.03	26.49	22.19
Limpopo (B)	11,867,222	11,791,095	2.25	2.43	20.33	17.76
North West (C)	5,188,361	4,984,479	2.79	2.98	25.26	21.79
Northern Cape (D)	1,999,881	1,986,525	2.62	2.79	23.70	20.44
Eastern Cape (E)	8,276,577	8,491,929	2.12	2.19	19.16	16.05
Total	48,128,792	47,591,554

     (1) Average Revenue per Grant Paid excludes $ 0.61 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0.75 (ZAR 5.50) related to the provision of smart card accounts.

     (A) - in ZAR, the increase in the Average Revenue per Grant Paid in KwaZulu-Natal was due to an increase in the value of all grant types, which forms the basis of our remuneration in this province as well as an inflation adjustment to the rate we charge. During the second quarter of fiscal 2009, the South African government announced an interim increase in the grant amounts payable to beneficiaries. These increases were effective from October 2008, but paid in December 2008. Effective April 1, 2009, we receive a fixed amount per beneficiary paid in the province.

     (B) - in ZAR, the increase in the Average Revenue per Grant Paid in Limpopo was due to the negotiated annual price adjustment effective from January 2009. Effective April 1, 2009, we receive a fixed amount per beneficiary paid in the province.

     (C) - in ZAR, the increase in the Average Revenue per Grant Paid in North West was due to the negotiated annual price adjustment approved by the provincial government in September 2008. Effective April 1, 2009, we receive a fixed amount per beneficiary paid in the province.

     (D) - in ZAR, the increase in the Average Revenue per Grant Paid in Northern Cape was due to the negotiated annual price adjustment effective from January 2008. Effective April 1, 2009, we receive a fixed amount per beneficiary paid in the province.

     (E) - in ZAR, the increase in the Average Revenue per Grant Paid in Eastern Cape was due to negotiated price increases effective from November 2008. Effective April 1, 2009, we receive a fixed amount per beneficiary paid in the province.

     EasyPay transaction fees:

     During fiscal 2009 and 2008, EasyPay processed 580.7 million and 516.8 million transactions with an approximate value of $14.7 billion (ZAR 131.2 billion) and $15.9 billion (ZAR 115.6 billion), respectively. The average fee per transaction during fiscal 2009 and 2008, was $0.02 (ZAR 0.21) and $0.03 (ZAR 0.21), respectively. We do not expect a significant fluctuation, in ZAR, in the average fee per transaction during the first quarter of fiscal 2010.

     Operating income margins generated by EasyPay during fiscal 2009 increased to 45% from 34% in fiscal 2008 primarily due to an increase in the number of transactions processed in fiscal 2009 and costs incurred in fiscal 2008 related to the implementation of a new integrated switch and restructuring costs. The new switch became operational during fiscal 2009 and we believe it has improved operating efficiencies and reduced costs at EasyPay and has enhanced our offering and enable us to take advantage of new business opportunities.

     Amortization of EasyPay intangible assets during fiscal 2009 and 2008, of approximately $1.4 million (ZAR 12.9 million) and $1.8 million (ZAR 12.9 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during fiscal 2009 and 2008 was 55% and 46%, respectively.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45% for each of the fiscal 2009 and 2008.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,875,463 smart card-based accounts were active at June 30, 2009, compared to 4,022,193 active accounts as at June 30, 2008. The decrease in the number of active accounts resulted from the removal of invalid or fraudulent grants by SASSA.

          Financial services

     On March 1, 2009, we sold our traditional microlending business to Finbond and therefore, segment results include revenue and operating loss from this business for all of fiscal 2008 and the first eight months of fiscal 2009. Operating loss for fiscal 2009 also includes a profit of $0.5 million (ZAR 4.1 million) on the sale of this business.

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

     Revenues from our traditional microlending business decreased during fiscal 2009 due to the sale of our traditional microlending business on March 1, 2009, increased competition, our strategic decision not to grow this business, and an overall lower return on traditional microlending loans as a result of compliance with the National Credit Act, or NCA. The NCA regulates fees and interest charged on micro-lending loans and imposes credit check obligations on lenders prior to granting of credit to individuals. We establish an allowance for doubtful traditional microlending loans in respect of which we consider it likely that all or a portion of the principal amount of the loan or interest thereon would not be repaid by the borrower. We consider default likely after a specified period of non-payment, which is generally not more than 150 days. We assessed this allowance based on a review by management of the aging of outstanding amounts, the payment history in relation to those specific accounts and the overall default history. Under the Finbond agreement, we are responsible for the collection of loans granted prior to March 1, 2009. Finbond has notified us that certain of these loans sold to them have not been settled by the borrower and we are responsible for recovery. The overall recovery of loans sold was better than initially anticipated at the time of the sale which has result in a profit compared to the loss on sale of the traditional microlending business during the third quarter of fiscal 2009.

     Some of the key indicators of these businesses are illustrated below:

Table 12	As at June 30,
	2009	2008		2009	2008
			$%	ZAR	ZAR	ZAR %
	$’000	$ ’000	change	’000	’000	change
Traditional microlending:
Finance loans receivable – gross	229	2,864	(92)%	1,804	22,814	(92)%
Allowance for doubtful finance loans
receivable	(226)	(1,007)	(78)%	(1,785)	(8,020)	(78)%
Finance loans receivable – net	3	1,857	(100)%	19	14,794	(100)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	2,560	2,444	5%	20,178	19,464	4%
Total finance loans receivable,
net	2,563	4,301		20,197	34,258

     Excluding the effects of the goodwill impairment and loss on the sale of our traditional microlending business, operating income margin for the Financial services segment increased to 25% from 23%.

     Hardware, software and related technology sales

     Operating results for this segment include BGS only for fiscal 2009. The table below presents the contribution of BGS to our revenue and operating income during fiscal 2009:

Table 13	Year ended June 30,
	2009	2008
	’000	’000
Revenue	63,417	56,447
Hardware, software and related technology sales excluding BGS	43,857	56,447
BGS	19,560	-

Operating income before amortization of intangible assets	15,990	15,397

Operating income	5,498	11,708
Hardware, software and related technology sales excluding BGS	8,474	11,708
BGS	(2,976)	-
BGS excluding amortization of acquisition related intangible assets	4,508	-
Amortization of acquisition related intangible assets	(7,484)	-

Table 14	Year ended June 30,
	2009	2008
	ZAR ’000	ZAR ’000
Revenue	566,928	411,525
Hardware, software and related technology sales excluding BGS	392,068	411,525
BGS	174,860	-

Operating income before amortization of intangible assets	142,946	112,247

Operating income	49,150	85,357
Hardware, software and related technology sales excluding BGS	75,755	85,357
BGS	(26,605)	-
BGS excluding amortization of acquisition related intangible assets	40,300	-
Amortization of acquisition related intangible assets	(66,905)	-

     In ZAR, the increase in revenue was primarily due to the inclusion of BGS and hardware and software development sales under our Iraqi contract, offset by lower sales to the Bank of Ghana. In ZAR, the decrease in operating income was primarily due to amortization of BGS intangible assets and fewer sales to the Bank of Ghana, offset by the inclusion of operating income generated by BGS.

     Revenue and operating income for fiscal 2009 comprises:

  software development and customization, sales of terminals and smart cards related to our Ghana contract;

  sales of DUET licenses, smart cards and terminals to BGS clients , mainly in Russia and Uzbekistan;

  sales of SIM cards to customers;

  sales of cryptographic solutions to customers;

  rental of terminals to merchants participating in our merchant acquiring system; and

  repairs and maintenance services to customers.

     Segment revenues for fiscal 2008 included approximately $14.2 million (ZAR 102.8 million) from software development and customization activities and hardware under our Ghana contract compared with revenues of $8.6 million (ZAR 76.0 million) during fiscal 2009. Software development and customization are high margin activities for us and contributed to the increase in operating income for the segment during fiscal 2008 compared with fiscal 2009.

     Our revenues for fiscal 2009 and 2008, includes approximately $3.2 million (ZAR 25.8 million) and $3.2 million (ZAR 23.6 million), respectively, from sales to Nedbank. Sales of hardware to Nedbank occur on an ad hoc basis.

     Amortization of Prism intangible assets during fiscal 2009 and 2008, respectively, was approximately $3.0 million (ZAR 26.9 million) and $3.7 million (ZAR 26.9 million) and reduced our operating income.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia and SmartSwitch Botswana), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS and DUET technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affect our revenues and operating income in this segment from period to period.

          Corporate/ Eliminations

     The increase in our operating loss in this segment resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa and stock-based compensation charges.

     Our operating loss includes expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

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

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 15	(US GAAP)
	Year ended June 30,
	2008	2007	%
	$ ’000	$ ’000	change
Revenue	254,056	223,968	13%
Cost of goods sold, IT processing, servicing and support	67,486	54,417	24%
Selling, general and administration	65,362	61,625	6%
Depreciation and amortization	10,822	11,050	(2)%
Operating income	110,386	96,876	14%
Interest income, net	15,722	4,401	257%
Income before income taxes	126,108	101,277	25%
Income tax expense	39,192	37,574	4%
Income before minority interest and (loss) earnings from
equity-accounted investments	86,916	63,703	36%
Minority interest	(815)	205
(Loss) Earnings from equity-accounted investments	(1,036)	181
Net income	86,695	63,679	36%

	In South African Rand
Table 16	(US GAAP)
	Year ended June 30,
	2008	2007
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,852,188	1,614,809	15%
Cost of goods sold, IT processing, servicing and support	492,005	392,347	25%
Selling, general and administration	476,520	444,316	7%
Depreciation and amortization	78,897	79,670	(1)%
Operating income	804,766	698,476	15%
Interest income, net	114,621	31,731	261%
Income before income taxes	919,387	730,207	26%
Income tax expense	285,728	270,908	5%
Income before minority interest and (loss) earnings from
equity-accounted investments	633,659	459,299	38%
Minority interest	(5,942)	1,478
(Loss) Earnings from equity-accounted investments	(7,553)	1,305
Net income	632,048	459,126	38%

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

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 17	In United States Dollars (US GAAP)
	Year ended June 30,
	2008	% of	2007	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	153,444	60%	139,006	62%	10%
Smart card accounts	35,914	14%	34,562	15%	4%
Financial services	8,251	3%	11,241	5%	(27)%
Hardware, software and related technology sales	56,447	23%	39,159	18%	44%
Total consolidated revenue	254,056	100%	223,968	100%	13%
Consolidated operating income (loss):
Transaction-based activities	84,229	76%	78,785	81%	7%
Smart card accounts	16,325	15%	15,710	16%	4%
Financial services	1,935	2%	3,351	3%	(42)%
Hardware, software and related technology sales	11,708	11%	6,115	6%	91%
Corporate/ Eliminations	(3,811)	(4)%	(7,085)	(6)%	(46)%
Total consolidated operating income	110,386	100%	96,876	100%	14%

Table 18	In South African Rand (US GAAP)
	Year ended June 30,
	2008		2007
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	1,118,679	60%	1,002,233	62%	12%
Smart card accounts	261,830	14%	249,192	15%	5%
Financial services	60,154	3%	81,048	5%	(26)%
Hardware, software and related technology sales	411,525	23%	282,336	18%	46%
Total consolidated revenue	1,852,188	100%	1,614,809	100%	15%
Consolidated operating income (loss):
Transaction-based activities	614,069	76%	568,040	81%	8%
Smart card accounts	119,017	15%	113,269	16%	5%
Financial services	14,107	2%	24,161	3%	(42)%
Hardware, software and related technology sales	85,357	11%	44,089	6%	94%
Corporate/ Eliminations	(27,784)	(4)%	(51,083)	(6)%	(46)%
Total consolidated operating income	804,766	100%	698,476	100%	15%

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

     The tables below present the components of our reported transaction-based activities revenue, operating income and operating income margin during fiscal 2008 and 2007:

Table 19	In United States Dollars (US GAAP)
	Year ended June 30,
	2008	2007	%
	$ ’000	$ ’000	change
Reported revenue	153,444	139,006	10%
Consisting of:
Recurring transaction-based activities	153,444	133,081	15%
Non-recurring portion of settlement payment
received from SASSA	-	5,925

Reported operating income	84,229	78,785	7%
Consisting of:
Recurring transaction-based activities	84,229	74,816	13%
Non-recurring portion of settlement payment
received from SASSA	-	3,969

Operating income margin as reported	55%	57%	(3)%
Consisting of:
Recurring transaction-based activities	55%	56%	(2)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

Table 20	In South African Rand (US GAAP)
	Year ended June 30,
	2008	2007
	ZAR	ZAR	%
	’000	’000	change
Reported revenue	1,118,790	1,002,233	12%
Consisting of:
Recurring transaction-based activities	1,118,790	959,279	17%
Non-recurring portion of settlement payment
received from SASSA	-	42,954

Reported operating income	614,130	568,040	8%
Consisting of:
Recurring transaction-based activities	614,130	539,264	14%
Non-recurring portion of settlement payment
received from SASSA	-	28,776

Operating income margin as reported	55%	57%	(3)%
Consisting of:
Recurring transaction-based activities	55%	56%	(2)%
Non-recurring portion of settlement payment
received from SASSA	-	67%

          Continued adoption of our merchant acquiring system:

     Refer also to discussion under “—Fiscal 2009 compared to fiscal 2008—Results of operations by operating segment—Transaction-based activities—Continued adoption of our merchant acquiring system.”

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

     The higher number of grants paid under existing provincial contracts during the year ended June 30, 2008, as well as average revenue per grant paid, are detailed below:

Table 21	Year ended June 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2008	2007	2008	2007
Province	2008	2007	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal (A) .	20,337,526	20,080,685	3.03	2.78	22.19	20.04
Limpopo (B)	11,791,095	11,662,537	2.43	2.26	17.76	16.32
North West (C)	4,984,479	3,351,477	2.98	2.87	21.79	20.73
Northern Cape (D)	1,986,525	1,669,037	2.79	2.59	20.44	18.64
Eastern Cape (E)	8,491,929	8,568,506	2.19	1.79	16.05	12.90
Total	47,591,554	45,332,242

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

     Some of the key indicators of these businesses are illustrated below:

Table 22	As at June 30,
	2008	2007		2008	2007
			$%	ZAR	ZAR	ZAR %
	$ ’000	$ ’000	change	’000	’000	change
Traditional microlending:
Finance loans receivable – gross	2,864	5,263	(46)%	22,814	37,244	(39)%
Allowance for doubtful finance loans
receivable	(1,007)	(2,773)	(64)%	(8,020)	(19,622)	(59)%
Finance loans receivable – net	1,857	2,490	(25)%	14,794	17,622	(16)%

UEPS-based lending:
Finance loans receivable –net and
gross (i.e., no allowance)	2,444	3,265	(25)%	19,464	23,103	(16)%
Total finance loans receivable,
net	4,301	5,755		34,258	40,725

     Operating income margin for the financial services segment decreased to 23% during fiscal 2008 from 30% during fiscal 2007, primarily due to lower interest rates offered on our UEPS-based lending products and continued difficult operating conditions in our traditional micro-lending operations.

          Hardware, software and related technology sales

     Revenue and operating income for fiscal 2008 comprised:

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

     Corporate/ Eliminations

     The decrease in our operating losses was mainly due to higher administration fees charged by our corporate head offices to operating segments.

     Corporate/eliminations during fiscal 2007 includes the non-recurring charges of approximately $1.6 million (ZAR 11.7 million) related to an acquisition we ultimately decided not to pursue.

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At June 30, 2009, our cash balances were $220.8 million, which comprised mainly ZAR-denominated balances of ZAR 1,560.7 million ($198.0 million), US dollar-denominated balances of $11.8 million and other currency deposits, primarily euro, of $11.0 million. Our cash balances decreased from June 30, 2008 levels mainly as a result of our acquisition of BGS, repurchases of our common stock under our repurchase program, payment of taxes, all offset by the elimination in April 2009 of our obligation to provide pre-fund social welfare grants. On July 28, 2009, we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A. and its investment entities affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million).

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

     We have historically had a unique cash flow cycle due to our obligation to pre-fund the payments of social welfare grants in two provinces, although under our new SASSA contract, we are no longer required to pre-fund. Under the new contract, we receive the grant funds 48 hours prior to the provision of the service and any interest we earn on these amounts is for the benefit of SASSA. We will continue to pre-fund certain merchants who facilitate the distribution of grants through our merchant acquiring system. When grants are paid at merchant locations before the start of the payment service at pay points, we pre-fund these payments to the merchants distributing the grants on our behalf. We typically reimburse these merchants within 48 hours after they distribute the grants to the social welfare beneficiaries.

     We currently believe that our cash and credit facilities, after taking into account the repurchase of our shares from Brait S.A., are sufficient to fund our current operations for at least the next four quarters.

     Cash flows from operating activities

     In ZAR, cash flows from operating activities for fiscal 2009 increased to $106.8 million (ZAR 954.5 million) from $118.8 million (ZAR 865.9 million) for fiscal 2008, largely due to the factors that contributed to increases in revenues and operating income in our transaction-based activities and hardware, software and related technology sales segments, as well as the elimination of our pre-funding obligation.

     During fiscal 2009 we paid provisional taxes of approximately $10.3 million (ZAR 86.0 million) related to the tax year ended June 30, 2008 and provisional taxes of approximately $40.1 million (ZAR 361.2 million) related to the tax year ended June 30, 2009. During fiscal 2008 we paid provisional taxes of approximately $12.5 million (ZAR 90.9 million) related to the tax year ended June 30, 2007 and provisional taxes of approximately $23.4 million (ZAR 170.7 million) related to the tax year ended June 30, 2008.

     Taxes paid during fiscal 2009 and 2008 were as follows:

Table 23	Year ended June 30,
	2009	2008	2009	2008
			ZAR	ZAR
	$‘000	$‘000	‘000	‘000

First provisional payments	18,845	13,641	187,986	95,278
Second provisional payments	21,226	9,776	173,201	77,677
Third provisional payments	2,868	3,861	28,704	26,526
Taxation paid related to prior years	7,412	8,358	57,284	60,471
Taxation refunds received	(61)	(252)	(471)	(1,911)
Secondary taxation on companies	2,230	-	22,318	-
Total tax paid	52,520	35,384	469,022	258,041

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

Cash flows from investing activities

     Cash used in investing activities for fiscal 2009 includes capital expenditure of $4.8 million (ZAR 42.6 million), which relates primarily to the purchase of backend processing machines to maintain and expand current operations, equipment acquired for our card manufacturing facility, modifications to vehicles acquired to distribute social welfare grants, acquisition of POS terminals for our merchant acquiring system and computer hardware acquired to upgrade our EasyPay switch and service potential customers.

     During fiscal 2009, we paid $97.9 million (ZAR 767.3 million), net of cash received, for 80.1% of BGS, which includes approximately $0.5 million paid to consultants. In addition, we paid $3.4 million (ZAR 34.8 million) in cash to acquire a further interest in Finbond and $1.4 million (ZAR 12 million) in cash to purchase RMT. We also made additional equity investments in VinaPay and VTU Colombia for a total of approximately $0.6 million and a loan to VTU Colombia of approximately $0.2 million, all of which are intended to be used to fund operating activities.

     Cash used in investing activities for fiscal 2008 includes capital expenditures of $3.6 million (ZAR 26.0 million), which relates primarily to the renovations of the transaction-based activities segment head office and data room, the hardware and software acquired, including hardware to perform switching activities and software to interface with customers and perform database management, vehicles acquired to distribute social welfare grants, the capital expenditure to maintain and expand our EasyPay operations, and the acquisition of POS terminals for our merchant acquiring system.

     Cash used in investing activities for fiscal 2007 includes capital expenditures of $3.7 million (ZAR 26.8 million), which relates primarily to the purchase of enrollment equipment and vehicles for the North West province, the purchase of equipment and furniture for SmartSwitch Nigeria’s data room in Nigeria and the purchase of equipment and other property plant and equipment by EasyPay in order to maintain operations.

     During fiscal 2007, we lent an additional $0.3 million (ZAR 2.2 million) to SmartSwitch Botswana.

     During fiscal 2007, we paid $82.1 million (ZAR 591.1 million), net of cash received, for Prism and approximately $9.7 million (ZAR 70 million) in cash to purchase the remaining 25.1% of EasyPay. In addition, we sold our 43.16% interest in Permit for $2.3 million (ZAR 16.6 million) and in connection therewith, we received repayment of outstanding loans of $1.6 million (ZAR 11.5 million).

     Cash flows from financing activities

     During fiscal 2009, we received and repaid a $110 million short-term loan facility and we paid the $1.1 million related facility fee. We also acquired 3,621,247 shares of our common stock for $40.7 million, and received $0.3 million (ZAR2.7 million) from stock option exercises.

     During fiscal 2008 we received approximately $0.6 million (ZAR 4.0 million) from employees to repay loans associated with stock options granted to them as well as the interest thereon. In addition, we received approximately $2.9 million (ZAR 21.3 million) from the proceeds of stock options exercises.

     During fiscal 2007 we were required to utilize our ZAR based-credit facilities in order to meet our obligations to distribute social welfare grants to beneficiaries. As our reporting currency is the US dollar and our functional currency is the ZAR the exchange rate fluctuations during fiscal 2007 resulted in reporting discrepancies between the proceeds from bank overdrafts and the repayment of bank overdrafts presented in our audited consolidated statement of cash flow for fiscal 2007. The result of these exchange rate fluctuations is included in “Effect of exchange rate changes on cash” in our audited consolidated statement of cash flow for fiscal 2007. We also received approximately $0.6 million (ZAR 4.3 million) from employees to repay loans associated with stock options granted to them as well as the interest thereon. In addition, we received approximately $3.7 million (ZAR 26.7 million) from the proceeds of stock options exercises. During fiscal 2007 the other shareholders of SmartSwitch Nigeria lent $3.5 million (ZAR 25.6 million) to the entity under the terms of the shareholders’ agreement. We also used approximately $1.0 million (ZAR 7.21 million) to repurchase 40,100 shares of our common stock under our stock repurchase program.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     Capital expenditures for the years ended June 30, 2009, 2008 and 2007 were as follows:

Table 24	Year ended June 30,
				2009	2008	2007
	2009	2008	2007	ZAR	ZAR	ZAR
Operating Segment	$’000	$’000	$’000	’000	’000	’000

Transaction-based activities	3,161	2,774	3,093	28,258	20,222	22,301
Smart card accounts	-	-	-	-	-	-
Financial services	751	562	279	6,714	4,097	2,012
Hardware, software and related
technology sales	858	227	373	7670	1,655	2,689
Corporate / Eliminations	-	-	-	-	-	-
Consolidated total	4,770	3,563	3,745	42,642	25,974	27,002

     We operate in an environment where our contracts for the payment of social welfare grants require substantial capital investment to establish our operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

     Our capital expenditures for fiscal 2009, 2008 and 2007, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

     All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of June 30, 2009 related mainly to computer equipment ordered in order to maintain and expand activities. We anticipate that capital spending for the first quarter of fiscal 2010 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

     Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 25	Payments due by Period, as of June 30, 2009(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest bearing
liabilities	4,185	-	-	-	4,185
Operating lease					-
obligations	4,668	2,023	2,383	262
Purchase obligations	1,065	1,065	-	-	-
Capital commitments	41	41	-	-
Total	9,959	3,129	2,383	262	4,185

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We seek to reduce our exposure to currencies other than the South African rand through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, we use financial instruments to economically hedge our exposure to exchange rate and interest rate fluctuations arising from our operations. We are also exposed to equity price and liquidity risks as well as credit risks.

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand. As of June 30, 2009 and 2008, our outstanding foreign exchange contracts were as follows:

As of June 30, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	241,500	ZAR	13.1515	ZAR	10.9967	August 14, 2009
EUR	-241,500	ZAR	11.3691	ZAR	10.9341	July 17, 2009

As of June 30, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	1,995	ZAR	12.3688	ZAR	12.4508	July 7, 2008
EUR	6,000	ZAR	12.0701	ZAR	12.4508	July 7, 2008
EUR	2,400	ZAR	12.5100	ZAR	12.4618	July 11, 2008
EUR	689,200	ZAR	12.1065	ZAR	12.4782	July 17, 2008
EUR	1,995	ZAR	12.1772	ZAR	12.5085	July 28, 2008
EUR	32,331	ZAR	12.4862	ZAR	12.5167	July 31, 2008
EUR	140,000	ZAR	12.4730	ZAR	12.5167	July 31, 2008
EUR	140,000	ZAR	11.9793	ZAR	12.5167	July 31, 2008
EUR	(140,000)	ZAR	12.3395	ZAR	12.4319	July 31, 2008
EUR	8,750	ZAR	12.0207	ZAR	12.5167	July 31, 2008
EUR	245,250	ZAR	12.1800	ZAR	12.5573	August 15, 2008
EUR	4,550	ZAR	12.6757	ZAR	12.5842	August 25, 2008
USD	542,500	ZAR	7.9100	ZAR	7.9484	August 28, 2008
EUR	86,178	ZAR	12.6631	ZAR	12.6057	September 2, 2008
EUR	1,470	ZAR	12.7000	ZAR	12.6277	September 10, 2008
USD	24,600	ZAR	8.0090	ZAR	8.0405	October 10, 2008
EUR	82,400	ZAR	12.2199	ZAR	12.7685	October 31, 2008
EUR	(82,400)	ZAR	12.5773	ZAR	12.6764	October 31, 2008
EUR	82,400	ZAR	12.7820	ZAR	12.8456	November 28, 2008

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

     Interest Rate Risk

     As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investment in cash equivalents and have occasionally invested in marketable securities. The interest earned on our bank balances and short term cash investments is dependent on the prevailing interest rates in the jurisdictions where our cash reserves are invested.

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

     Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. On March 1, 2009, we acquired 20% of the issued share capital of Finbond, which are exchange-traded equity securities. The fair value of these securities as of June 30, 2009, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

     The following table summarizes our exchange traded equity securities with equity price risk as of June 30, 2009. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of June 30, 2009 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of June 30, 2009
Table 26
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities.	6,979	10%	7,677	0.19%
		(10)%	6,281	(0.19)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-49 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

     Management’s Report on Internal Control Over Financial Reporting

     Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009. Deloitte & Touche (South Africa), an independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting. As permitted by the rules of the SEC, we have excluded BGS from our annual assessment of the effectiveness of internal control over financial reporting for the year ended June 30, 2009, the year of acquisition. As of June 30, 2009, BGS’ total assets represented approximately 23% of our consolidated total assets, approximately 4% of consolidated total current assets and constituted approximately 8% of our consolidated revenue for the year ended June 30, 2009.

     Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules of the SEC, we have excluded BGS from our annual assessment of the effectiveness of internal control over financial reporting for the year ended June 30, 2009, the year of acquisition. Management continues to evaluate BGS’s internal controls over financial reporting. See “Item 1A. Risk Factors — Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2009, excluded the operations of BGS. If we are not able to integrate BGS operations into our internal control over financial reporting, our internal control over financial reporting may not be effective” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited the internal controls over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Item 9A. Controls and Procedures, management excluded from its assessment the internal control over financial reporting at BGS Smartcard Systems Aktiengesellschaft, which was acquired on August 27, 2008 and whose financial statements constitute approximately 23% of the consolidated total assets, 4% of consolidated total current assets and 8% of the consolidated revenue for the year ended June 30, 2009. Accordingly, our audit did not include the internal control over financial reporting at BGS Smartcard Systems Aktiengesellschaft. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report in the Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by or under the supervision of the company's principal executive and principal financial officers or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated August 27, 2009, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 27, 2009

     ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2009, entitled “Board of Directors and Corporate Governance” and “Additional Information”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2009, entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2009 Fiscal Year-End,” “Options Exercised and Stock Vested,” “Compensation of Directors,” “Potential Payments Upon Termination or Change–in-Control” and “Remuneration Committee Report” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form10-K.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2009, entitled “Outstanding Equity Awards at 2009 Fiscal Year-End” and “Security Ownership of Certain Beneficial Owners”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2009, entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2009, entitled “Audit and Non-Audit Fees”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

     ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

     a)      The following documents are filed as part of this report

               1. Financial Statements

               The following financial statements are included on pages F-1 through F-49

               2.   Financial Statement Schedules

               Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

Exhibit	Description
Number

2.1

Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited, as amended (incorporated by reference to Exhibit 2.1 to our Form 8-K/A (SEC File No. 000-31203)), filed on April 7, 2006

2.2

Second Addendum, dated as of August 29, 2006 to the Implementation Agreement, dated as of March 3, 2006, between Net 1 Applied Technologies South Africa Limited and Prism Holdings Limited (incorporated by reference to Exhibit 2.1 to Net 1 UEPS Technologies’ Form 8-K filed on August 31, 2006 (SEC File No. 000- 31203))

2.3

Share Purchase Agreement between ARDES Netherlands B.V. and each of the other Sellers specified therein and Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 2.12 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

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

10.7

Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333- 125273))

10.8

Patent and Technology Agreement by and between Net 1 Investment Holdings (Proprietary) Limited and Nedcor Bank Limited (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.9

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

10.12	Amendment No. 1 to the Stock Purchase Agreement dated as of August 11, 2005

10.13

Banking Facility between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.14

Facility between Cash Paymaster Services Eastern Cape and Nedbank Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333- 125273))

10.15

Addendum to Facility Letter – Approval of Increase Bridging Loan Facilities between Nedbank Limited and Net 1 Applied Technology Holdings Limited (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.16

Service Level Agreement between the Department of Social Welfare and Population Development, Kwa-Zulu Natal and Cash Paymaster Services KwaZulu-Natal (Pty) Limited (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.17

Addendum to service level agreement dated as of April 14, 2006, entered into by and between the Kwa-Zulu Natal Provincial Government, in its Department of Welfare and Population Development and Cash Paymaster Services (KwaZulu-Natal) (Pty) (Ltd) (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed August 29, 2006 (Commission File No. 000-31203))

10.18

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province (incorporated by reference to Exhibit 10.31 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.19

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province (incorporated by reference to Exhibit 10.20 to Net 1 UEPS Technologies’ Form 10-K filed on August 28, 2008 (SEC File No. 000-31203))

10.20

Service Level Agreement between the Province of Eastern Cape Department of Social Development and CPS Eastern Cape (Proprietary) Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed August 1, 2005 (Commission File No. 333-125273))

10.21

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Eastern Cape province (incorporated by reference to Exhibit 10.33 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.22

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Eastern Cape province (incorporated by reference to Exhibit 10.23 to Net 1 UEPS Technologies’ Form 10-K filed on August 28, 2008 (SEC File No. 000-31203))

10.23

Service level agreement dated March 31, 2006, between the Limpopo Provincial Government in its Department of Health and Social Development and Cash Paymaster Services (Northern) (Pty) Ltd (Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed May 9, 2006 (Commission File No. 000-31203))

10.24

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo (formerly Northern) province (incorporated by reference to Exhibit 10.32 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.25

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo province (incorporated by reference to Exhibit 10.26 to Net 1 UEPS Technologies’ Form 10-K filed on August 28, 2008 (SEC File No. 000-31203))

10.26

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province (incorporated by reference to Exhibit 10.34 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.27

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province (incorporated by reference to Exhibit 10.28 to Net 1 UEPS Technologies’ Form 10-K filed on August 28, 2008 (SEC File No. 000-31203))

10.28

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province (incorporated by reference to Exhibit 10.35 to Net 1 UEPS Technologies’ Form 10-Q filed on February 7, 2007 (SEC File No. 000-31203))

10.29

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province (incorporated by reference to Exhibit 10.30 to Net 1 UEPS Technologies’ Form 10-K filed on August 28, 2008 (SEC File No. 000-31203))

10.30*	Amended and Restated 2004 Stock Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit A to Proxy Statement filed on October 27, 2006)

10.31*

Form of Stock Option Agreement dated as of August 24, 2006, by and between Net 1 UEPS Technologies, Inc. and employees of Prism Holdings Limited (incorporated by reference to Exhibit 10.27 to Net 1 UEPS Technologies’ Form 10-Q filed on November 8, 2006 (SEC File No. 000-31203))

10.32*

Form of Stock Option Agreement, by and between Net 1 UEPS Technologies, Inc. and recipients of stock options under the Amended and Restated 2004 Stock Option Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 99.3 to Form S-8 filed on January 17, 2007 (SEC File No. 000-31203))

10.33*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Serge Christian Pierre Belamant (incorporated by reference to Exhibit 10.36 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.34*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Herman Gideon Kotze (incorporated by reference to Exhibit 10.37 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.35*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Nitin Soma (incorporated by reference to Exhibit 10.39 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.36*

Form of Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and employees of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 10.40 to Net 1 UEPS Technologies’ Form 10-K filed on August 29, 2007 (SEC File No. 000-31203))

10.37*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Christopher Stefan Seabrooke dated February 11, 2008 (incorporated by reference to Exhibit 10.41 to Net 1 UEPS Technologies’ Form 10-Q filed on May 8, 2008 (SEC File No. 000-31203))

10.38*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Paul Edwards dated February 12, 2008 (incorporated by reference to Exhibit 10.42 to Net 1 UEPS Technologies’ Form 10-Q filed on May 8, 2008 (SEC File No. 000-31203))

10.39

Facility Agreement, dated August 27, 2008, by and among Smartswitch Netherlands C.V., Net1 Applied Technologies Netherlands B.V. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.41 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.40

Deed of Guarantee, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.42 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.41

Charge Over Deposits, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.43 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.42

Cession and Pledge in Security, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.44 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.43

Deed of Subordination, dated August 27, 2008, by and among Smartswitch Netherlands C.V., Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.45 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.44*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Christopher Stefan Seabrooke dated August 27, 2008* (incorporated by reference to Exhibit 10.46 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.45*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Paul Edwards dated August 27, 2008* (incorporated by reference to Exhibit 10.47 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.46*

Form of Stock Option Agreement, by and between Net 1 UEPS Technologies, Inc. and recipients of stock options under the Amended and Restated 2004 Stock Option Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 10.48 to Net 1 UEPS Technologies’ Form 10-Q filed on November 6, 2008 (SEC File No. 000-31203))

10.47†

Interim agreement entered into between SASSA and Cash Paymaster Services (Proprietary) Limited dated March 25, 2009 (incorporated by reference to Exhibit 10.49 to Net 1 UEPS Technologies’ Form 10-Q filed on May 7, 2009 (SEC File No. 000-31203))

10.48**	Stock Repurchase Agreement by and between Net 1 UEPS Technologies, Inc., South African Private Equity Fund III, L.P. and Brait International Limited

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to Net 1 UEPS Technologies’ Form 8-K filed on August 27, 2009 (SEC File No. 000-31203))

21**	Subsidiaries of Registrant

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification pursuant to 18 USC. Section 1350

†Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act, and thus, such portions have been omitted.
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

Date: August 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer and Chairman of the Board and	August 27, 2009
/s/ Serge C.P. Belamant	Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 27, 2009
/s/ Herman Gideon Kotzé	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotzé

/s/ Antony Charles Ball	Director	August 27, 2009
Antony Charles Ball

/s/ Christopher Stefan Seabrooke	Director	August 27, 2009
Christopher Stefan Seabrooke

/s/ Alasdair Jonathan Kemsley Pein	Director	August 27, 2009
Alasdair Jonathan Kemsley Pein

/s/ Paul Edwards	Director	August 27, 2009
Paul Edwards

/s/ Tom Tinsley	Director	August 27, 2009
Tom Tinsley

FORM 10-K — ITEM 8

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, of movements in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries at June 30, 2009 and 2008, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Chartered Accountants (SA)
Johannesburg, Republic of South Africa
August 27, 2009

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2009 and 2008

	2009	2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$220,786	$272,475
Pre-funded social welfare grants receivable (Note 4)	4,930	35,434
Accounts receivable, net (Note 5)	42,475	21,797
Finance loans receivable, net (Note 5)	2,563	4,301
Deferred expenditure on smart cards (Note 6)	8	78
Inventory (Note 7)	7,250	6,052
Deferred income taxes (Note 15)	12,282	5,597
Total current assets	290,294	345,734
OTHER LONG-TERM ASSETS, including available for sale securities (Note 8)	7,147	207
PROPERTY, PLANT AND EQUIPMENT, net (Note 9)	7,376	6,291
EQUITY-ACCOUNTED INVESTMENTS (Note 8)	2,583	2,685
GOODWILL (Note 10)	116,197	76,938
INTANGIBLE ASSETS, net (Note 10)	75,890	22,216
TOTAL ASSETS	499,487	454,071
LIABILITIES
CURRENT LIABILITIES
Accounts payable	5,481	4,909
Other payables (Note 11)	61,454	57,432
Income taxes payable	10,874	14,162
Total current liabilities	77,809	76,503
DEFERRED INCOME TAXES (Note 15)	41,737	33,474
INTEREST BEARING LIABILITIES – outside shareholders loans	4,185	3,766
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	123,731	113,743
MINORITY INTERESTS	2,539	-
SHAREHOLDERS’ EQUITY
COMMON STOCK (Note 12)
Authorized shares: 200,000,000 with $0.001 par value;
Issued and outstanding shares: 2009: 58,434,003; 2008: 53,423,552	59	52
SPECIAL CONVERTIBLE PREFERRED STOCK (Note 12)
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares: 2009: -; 2008: 4,882,429	-	5
B CLASS PREFERENCE SHARES (Note 12)
Authorized shares: 330,000,000 with $0.001 par value;
Issued and outstanding shares (net of shares held by the Company): 2009: -;
2008: 35,975,818	-	6
ADDITIONAL PAID-IN CAPITAL	126,914	119,283
TREASURY SHARES, AT COST: 2009: 3,927,516; 2008: 306,269 (Note 12)	(48,637)	(7,950)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(58,472)	(37,820)
RETAINED EARNINGS	353,353	266,752
TOTAL SHAREHOLDERS’ EQUITY	373,217	340,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$499,487	$454,071

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)

REVENUE (Note 13)	$246,822	$254,056	$223,968
Sale of goods	47,003	39,021	27,716
Loan-based interest and fees received	5,659	8,585	11,460
Services rendered	194,160	206,450	184,792

EXPENSE

Cost of goods sold, IT processing, servicing and support	70,091	67,486	54,417

Selling, general and administration	64,833	65,362	61,625

Depreciation and amortization	17,082	10,822	11,050

PROFIT ON SALE OF MICROLENDING BUSINESS	455	-	-

IMPAIRMENT OF GOODWILL (Note 10)	1,836	-	-

OPERATING INCOME	93,435	110,386	96,876

FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM
INVESTMENT	26,657	-	-

INTEREST INCOME, net	10,828	15,722	4,401

INCOME BEFORE INCOME TAXES	130,920	126,108	101,277

INCOME TAX EXPENSE (Note 15)	42,744	39,192	37,574

NET INCOME BEFORE MINORITY INTEREST AND (LOSS) EARNINGS
FROM EQUITY-ACCOUNTED INVESTMENTS	88,176	86,916	63,703

MINORITY INTEREST	701	(815)	205

(LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 8)	(874)	(1,036)	181

NET INCOME	$86,601	$86,695	$63,679

Net income per share (Note 16)

Basic earnings – common stock and linked units, in $	1.55	1.52	1.12
Diluted earnings – common stock and linked units, in $	1.54	1.50	1.11

See accompanying notes to consolidated financial statements.

NET 1 UEPS Technologies, Inc.
CONSOLIDATED STATEMENTS OF MOVEMENTS IN SHAREHOLDERS' EQUITY
for the years ended June 30, 2009, 2008 and 2007

						Special Convertible		B Class
	Common Stock					Preferred Stock		Preference Shares			Accumulated
	Number		Number		Additional	Number		Number			Other
	of		of treasury	Treasury	Paid-in	of		of		Retained	Comprehensive		Comprehensive
	Shares	Amount	shares	shares	Capital	Shares	Amount	Shares	Amount	Earnings	Income (loss)	Total	Income (loss)
		'000		'000	'000		'000	'000		'000	'000	'000	'000
Balance - July 1, 2006	49,744,852	$50	(147,973)	$(3,958)	$105,792	7,315,099	$7	53,900,752	$9	$116,873	$(9,763)	$209,010

Net Income										63,679		63,679	$63,679

Exercise of options by holders	326,706				3,723							3,723

Shares withheld by the Company on
automatic exercise of employee stock
options			(111,748)	(2,837)								(2,837)

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					551							551

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(528)							(528)

Stock compensation charge					1,126							1,126

Reversal of stock compensation charge					(216)							(216)

Income tax benefits from options sold
by employees					1,717							1,717

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

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	773,681				1	(773,681)		(5,700,807)	(1)			-

Movement in Foreign Currency
Translation Reserve											(33,905)	(33,905)	(33,905)

Balance - June 30, 2008	53,423,552	$52	(306,269)	$(7,950)	$119,283	4,882,429	$5	35,975,818	$6	$266,752	$(37,820)	$340,328	52,790

See accompanying notes to consolidated financial statements.

NET 1 UEPS Technologies, Inc.
CONSOLIDATED STATEMENTS OF MOVEMENTS IN SHAREHOLDERS' EQUITY (continued)
for the years ended June 30, 2009, 2008 and 2007

						Special Convertible		B Class
	Common Stock					Preferred Stock		Preference Shares			Accumulated
	Number		Number		Additional	Number		Number			Other
	of		of treasury	Treasury	Paid-in	of		of		Retained	Comprehensive		Comprehensive
	Shares	Amount	shares	shares	Capital	Shares	Amount	Shares	Amount	Earnings	Income (loss)	Total	Income (loss)
		'000		'000	'000		'000		'000	'000	'000	'000	'000
Balance - July 1, 2008	53,423,552	$52	(306,269)	$(7,950)	$119,283	4,882,429	$5	35,975,818	$6	$266,752	$(37,820)	$340,328

Net Income										86,601		86,601	86,601

Stock granted pursuant to the BGS
acquisition	40,134	-			981							981

Restricted stock granted	3,474											-

Exercise of options by holders	84,414	1			253							254

Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					20							20

Loan note consideration for
stock issued in accordance with
2004 Stock Incentive Plan					(3)							(3)

Stock compensation charge					5,239							5,239

Reversal of stock compensation charge					(213)							(213)

Income tax benefits from options sold by
employees					1,350							1,350

Conversion from special
convertible preferred stock to
common stock and cession of B
class preference shares and B
class loans to Net 1 as a result of
trigger events	4,882,429	6			4	(4,882,429)	(5)	(35,975,818)	(6)			(1)

Acquisition of treasury shares at market
value			(3,621,247)	(40,687)								(40,687)

Other comprehensive loss:

Net unrealized loss on asset for sale											(1,611)	(1,611)	(1,611)
Movement in Foreign Currency
Translation Reserve											(19,041)	(19,041)	(19,041)

Balance - June 30, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	-	$0	-	$0	$353,353	$(58,472)	$373,217	$65,949

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$86,601	$86,695	$63,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,082	10,822	11,050
Loss (earnings) from equity-accounted investments	874	1,036	(181)
Fair value adjustment	(4,402)	(269)	186
Interest payable	425	434	234
Facility fee amortized	1,100	-	-
Loss (Profit) on disposal of property, plant and equipment	85	(110)	(286)
Loss on disposal of equity-accounted investment	-	-	586
Profit on disposal of business	(455)	-	-
Minority interest	701	(815)	205
Stock compensation charge, net of forfeitures	5,026	3,971	910
Impairment of goodwill	1,836	-	-
Decrease (Increase) in accounts receivable, pre-funded social welfare
grants receivable and finance loans receivable	14,639	(9,983)	(9,469)
Decrease in deferred expenditure on smart cards	50	416	155
Increase in inventory	(81)	(1,138)	(2,203)
(Decrease) Increase in accounts payable and other payables	(8,788)	24,353	(1,470)
(Decrease) Increase in taxes payable	(3,339)	1,369	268
(Decrease) Increase in deferred taxes	(4,586)	1,979	1,802
Net cash provided by operating activities	106,768	118,760	65,466
Cash flows from investing activities
Capital expenditures	(4,770)	(3,563)	(3,745)
Proceeds from disposal of property, plant and equipment	159	160	685
Acquisition of available for sale securities	(3,422)	-	-
Proceeds from disposal of equity-accounted investment	-	-	2,301
Long-term receivables and loan to equity-accounted investment repaid	-	-	1,622
Acquisition of BGS, net of cash acquired	(97,992)	-	-
Acquisition of RMT, net of cash acquired	(1,381)	-	-
Acquisition of Prism Holdings Limited and remaining 25.1% of EasyPay, net of
cash acquired	-	-	(92,043)
Acquisition of and advance of loans to equity-accounted investments	(450)	(500)	(360)
Net cash used in investing activities	(107,856)	(3,903)	(91,540)
Cash flows from financing activities
Proceeds from issue of common stock	271	2,845	909
Acquisition of treasury stock (Note 18)	(39,412)	-	(1,000)
Proceeds from short-term loan facility	110,000
Repayment of short-term loan facility	(110,000)
Payment of facility fee	(1,100)
Proceeds from bank overdraft	2,843	1,462	84,657
Repayment of bank overdraft	(2,850)	(1,443)	(84,854)
Proceeds from interest bearing liabilities	-	-	3,513
Net cash (used in) provided by financing activities	(40,248)	2,864	3,225
Effect of exchange rate changes on cash	(10,353)	(16,973)	4,841
Net (decrease) increase in cash and cash equivalents	(51,689)	100,748	(18,008)
Cash and cash equivalents – beginning of year	272,475	171,727	189,735
Cash and cash equivalents at end of year	$220,786	$272,475	$171,727

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

     Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Its universal electronic payment system (“UEPS”), uses secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. The Company also develops and provides secure transaction solutions and services for first world markets. The Company’s technology is widely used in South Africa today, where it distributes pension and welfare payments to over 3.5 million beneficiaries in five of South Africa’s nine provinces, processes nearly 65% of retail payment transactions through its EasyPay system and provides mobile telephone top-up transactions for two of South Africa’s three mobile carriers. During the past several years, the Company has expanded its business to a number of markets outside South Africa, including other countries on the African continent, Russia and other members of the Commonwealth of Independent States (“CIS”), the Middle East, Asia and Latin America.

     In June 2004, Net1 acquired Net 1 Applied Technology Holdings Limited (“Aplitec”), a South African public company. Aplitec shareholders obtained a majority voting interest in Net1 in that transaction and, in accordance with generally accepted accounting principles, the transaction was accounted for as a reverse acquisition the (“Aplitec transaction”). As a result, although Net1 was the legal acquirer, Aplitec was treated as the acquiring company for financial reporting purposes.

     On August 27, 2008, the Company acquired 80.1% of BGS Smartcard Systems AG (“BGS”), an Austrian private company, and on July 3, 2006, the Company acquired 100% of Prism Holdings Limited (“Prism”), a South African public company. The Company’s fiscal 2009 transactions are discussed in more detail in Note 3.

     Basis of presentation

     The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

     Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, Revised December 2003 (“FIN 46R”), clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. As required by FIN 46R the Company, if it is the primary beneficiary, consolidates entities which are considered to be Variable Interest Entities (“VIE”). FIN 46R considers the primary beneficiary to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of the requirements of FIN 46R during the years ended June 30, 2009 and 2008.

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
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property, plant and equipment

     Property, plant and equipment are shown at cost less accumulated depreciation. Property, plant and equipment are depreciated on the straight-line basis at rates which are estimated to amortize the assets to their anticipated residual values over their useful lives. Within the following asset classifications, the expected economic lives are approximately:

Computer equipment	3 to 5 years
Office equipment	3 to 6 years
Vehicles	4 to 8 years
Furniture and fittings	5 to 10 years
Plant and equipment	5 to 10 years

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

     The tax rate in South Africa varies depending on whether income is distributed. During the year ended June 30, 2009, the income tax rate was 28%, but upon distribution an additional tax (“STC”) of 10.0% was due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes for the year ended June 30, 2009 using a combined rate of 34.55% . The income tax rate during the year ended June 30, 2008, was 29%, and the STC rate was 10.0%, which resulted in a combined rate of 35.45% . The income tax rate during the year ended June 30, 2007 was 29%, and the STC rate was 12.5%, which resulted in a combined rate of 36.89% .

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
for the years ended June 30, 2009, 2008 and 2007
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

     Intangible assets

     Intangible assets are shown at cost less accumulated amortization and are amortized over their useful lives, which vary between one and 20 years. Intangible assets are periodically evaluated for recoverability, and those evaluations take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

     Equity-accounted investments

     The Company uses the equity method to account for investments in companies when it has significant influence but not control over the operations of the equity-accounted company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company’s net income (loss). In addition, dividends received from the equity-accounted company reduce the carrying value of the Company’s investment.

     Inventory

     Inventory is valued at the lower of cost and market value. Cost is determined on a first-in, first-out basis and includes transport and handling costs.

     Translation of foreign currencies

     The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have the euro, Russian ruble or Indian rupee as their functional currency. The current rate method is used to translate the financial statements of the Company to US dollar. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in shareholders’ equity.

     Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue recognition

     The Company recognizes revenue when:

  there is persuasive evidence of an agreement or arrangement;
  delivery of products has occurred or services have been rendered;
  the seller’s price to the buyer is fixed or determinable;
  Collectability is reasonably assured.

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

          Contract variations fees

     The Company records additional revenue from variations to contracts for the provision of state welfare benefits, if:

  there is persuasive evidence of an agreement; and
  collectability is reasonably assumed; and
  all material terms and conditions of the agreement have been adhered to.

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
for the years ended June 30, 2009, 2008 and 2007
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

     Research and development expenditure

     Research and development expenditures is charged to net income in the period in which it is incurred. During the years ended June 30, 2009, 2008 and 2007, the Company incurred research and development expenditures of $8.9 million, $5.7 million and $4.9 million, respectively.

     Computer software development

     Costs in respect of the development of software intended for sale to licensees is accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“FAS 86”). FAS 86 requires product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development is generally short with immaterial amounts of development costs incurred during this period.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Computer software development (continued)

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

     Loan provisions and allowance for doubtful debts

          Traditional microlending

     A specific provision is established for all traditional microlending loans where it is considered likely that all or a portion of the principal amount of the loan or interest thereon will not be repaid by the borrower. Default is considered likely after a specified period of repayment default, which is generally not more than 150 days. The provision is assessed based on a review by management of the ageing of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

          UEPS-based lending

     No provision is required for UEPS-based lending. The principal amount of the loan is insured and the amount due to be recovered from the insurer is recorded as a receivable once the amount is deemed unrecoverable. Default is considered when the beneficiary dies or can not be found. Once the loan is deemed unrecoverable, service fees related to the unrecoverable insured loan is not recognized.

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
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements adopted

     Effective July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, Fair Value Measurements (“FAS 157”) for financial assets and liabilities, which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities; however, it does not require any new fair value measurements.

     FAS 157 establishes a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on its reliability. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

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

     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and has been adopted for the year ended 30 June, 2009.

     The adoption of FAS 157, FSP 157-3 and FSP 157-4 for financial assets and liabilities has not had a material effect on the Company’s results of operations or financial position.

     Effective July 1, 2008, the Company adopted SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. The Company evaluated its existing financial instruments and elected not to adopt the fair value option on its financial instruments. However, because the FAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in future. As a result, the adoption of FAS 159 has not had a material effect on the Company’s results of operations or financial position.

     In March 2008, the Company adopted FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133(“FAS 161”).FAS 161 expands the current disclosure requirements of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities(“FAS 133”) such that entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under FAS 133 and how derivatives and related hedged items affect the entity’s consolidated financial position, statement of operations and cash flow. Pursuant to the transition provisions of the FAS 161, the Company adopted the SFAS on January 1, 2009. The required disclosures are presented in Note 8. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements adopted (continued)

     In June 2009, the Company adopted FASB SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FAS 165 provides: the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective prospectively for the interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have an impact on the Company’s consolidated financial position, statement of operations or cash flows. The Company has evaluated the subsequent events from July 1, 2009 to August 27, 2009, which is the date when the financial statements were issued.

     Recent accounting pronouncements not yet adopted as of June 30, 2009

     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces SFAS No. 141, Business Combinations, (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (defined in FAS 141 as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at the acquisition date. FAS 141R also requires acquisition-related costs to be recognized separately from the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing FAS 141R and has not yet determined the impact that the adoption of this standard will have on its financial position or results of operations.

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

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements under GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. It is not expected that FAS 162 will change current practice.

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
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements not yet adopted as of June 30, 2009 (continued)

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

     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company issued restricted stock during fiscal 2009 and 2007 and these instruments are considered participating securities as they are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing FSP EITF 03-6-1 and has not yet determined the impact that the adoption of this standard will have on its earnings per share.

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

     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 is a revision of FIN46R, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FAS 167 will also require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FAS 167.

     In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles, (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Following FAS 168, the FASB will issue new guidance in the form of Accounting Standards Updates. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS

     2009 Acquisitions

          BGS

     On August 27, 2008, the Company acquired 80.1% of the issued share capital of BGS for a total consideration of $101.6 million in cash and the issuance of an aggregate of 40,134 shares of Net1 common stock to certain former BGS shareholders. As described in note 21, the Company financed the cash portion of the purchase price with the proceeds of a short-term bank loan which was repaid in full on October 16, 2008. For practical purposes the acquisition date has been set as August 31, 2008.

     BGS provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. BGS’ system, Dual Universal Electronic Transactions (“DUET”), was developed by BGS as a derivative of the first version of the Company’s UEPS technology that the Company licensed to BGS in 1993. BGS’ largest customer is Sberbank, the largest financial institution in Russia, which owns the remaining 19.9% of BGS. The Company believes the acquisition of BGS provides it with opportunity to increase revenue and operating income, enhance the Company’s product offering, increasing the depth of management with the addition of experienced executives and accelerating the rollout of the UEPS in Russia and other members of the Commonwealth of Independent States.

     The following table sets forth the components of the purchase price for the BGS acquisition using exchange rates applicable as of August 31, 2008:

Cash paid to former BGS shareholders	$103,517
40,134 shares of Net1 common stock valued at $24.46 per share issued to certain former BGS
shareholders	982
Costs directly related to the acquisition	2,915
Total purchase price	$107,414

     The following table sets forth the allocation of the purchase price:

Cash and cash equivalents	$6,283
Accounts receivable, net	3,218
Inventory	740
Property, plant and equipment	350
Intangible assets (see Note 10)	68,859
Trade and other payables	(7,181)
Other long-term liabilities	(631)
Deferred tax assets	10,657
Deferred tax liabilities (see Note 15)	(17,214)
Minority interests	(1,838)
Goodwill (see Note 10)	44,171
Total purchase price	$107,414

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS (continued)

     2009 Acquisitions (continued)

          BGS (continued)

     The results of BGS’ operations are reflected in the Company’s financial statements from September 1, 2008. The following pro forma consolidated results of operations have been prepared as if the acquisition of BGS had occurred on July 1, 2008 and 2007, respectively:

	Year ended
	June 30,
	Pro forma	Pro forma
	2009	2008

Revenue(1)	$248,180	$278,100

Net income from continuing operations before	85,593	76,566
minority interest and loss from equity-accounted
investments(1)

Net income(1)	$84,081	$76,345

Earnings per share – basic (in cents)	$150.3	$133.5

Earnings per share – diluted (in cents)	$149.8	$132.4

Weighted-average number of outstanding shares of	55,959,418	57,196,061
common stock and linked units used to calculate
basic earnings per share

Weighted-average number of outstanding shares of	56,146,181	57,675,466
common stock and linked units used to calculate
diluted earnings per share

     (1) Revenue, net income from continuing operations before minority interest and loss from equity-accounted investments and net income have been translated from the functional currencies, primarily ZAR and euro, to US dollar, using the average exchange rate applicable for the period. The average US dollar/ ZAR exchange rate for the years ended June 30, 2009 and 2008, was $1:9.0484 and $1:7.3123, respectively. The average US dollar/ € exchange rate for the years ended June 30, 2009 and 2008, was $1:0.7311 and $1:0.6819, respectively. The significant fluctuation in the US dollar/ ZAR exchange rates has negatively impacted the Company’s reported results.

     The unaudited pro forma financial information above reflects the following pro forma adjustments applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

     a) An adjustment to reduce interest income on the Company’s cash reserves for the year ended June 30, 2009 and 2008, as a result of the payment of the cash portion of the purchase price of $107.4 million, at an assumed pre-tax South African interest rate of 10.8% and 10.9% respectively. This adjustment also assumes that the cash had been paid out 50 days after the beginning of the period presented, rather than at the beginning of the period, because the Company financed the cash portion of the purchase price with the proceeds of a loan facility that was repaid in full 50 days after closing of the acquisition, and thus, continued to earn interest on these cash reserves for the first 50 days of the period until the loan was repaid in full. The adjustment has been tax-effected using a fully-distributed rate for the year ended June 30, 2009 and 2008, of 34.55% and 35.45%, respectively;

     b) An adjustment to decrease interest income, net for each of the years ended June 30, 2009 and 2008, for the interest on the short-term facility of $0.8 million and the facility fee of $1.1 million, respectively. The interest and facility fee are not deductible for taxation purposes;

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS (continued)

     2009 Acquisitions (continued)

          BGS (continued)

     c) An adjustment to increase amortization expense based on the estimated fair value of the identifiable intangible asset from the purchase price allocation, which are being amortized over its estimated useful life of seven years, of approximately $9.2 million and $9.8 million for the year ended June 30, 2009 and 2008, as well as the related adjustment to deferred tax of $2.3 million and $2.5 million, respectively.

          RMT Systems (Pty) Limited (“RMT”)

     During the fourth quarter of fiscal 2009, the Company acquired all the stock of RMT, a South African private company, for a total consideration of $1.4 million in cash. RMT Systems sells prepaid electricity in the greater Cape Town area in South Africa. The Company intends to integrate this offering into its EasyPay switching offering. The balance sheet, statement of operations and cash flows of RMT are not significant to the Company.

     2008 Acquisitions

     None

4. PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

     As of June 30, 2009, pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2009 payment service commenced during the last two days of June 2009 and was offered at merchant locations only.

     As of June 30, 2008, pre-funded social welfare grants receivable represented amounts due from provincial governments, as the Company pre-funded social welfare grant payments on behalf of the government in certain provinces and pre-funding provided to certain merchants participating in the merchant acquiring system. The pre-funded amounts were typically reimbursed to the Company within two weeks after the disbursement of the grants. The grant payment service normally commenced during the week before the start of a calendar month at government pay points and merchant locations. In March 2009, the Company signed a contract with the South Africa Social Security Agency (“SASSA”) which, commencing in May 2009, relieved the Company from its obligation to pre-fund social welfare grants in the two provinces in which the Company provided this service.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5. ACCOUNTS RECEIVABLE AND FINANCE LOANS RECEIVABLE, net

	2009	2008
Accounts receivable, trade, net	$31,286	$13,693
Accounts receivable, trade, gross	31,681	13,953
Allowance for doubtful accounts receivable, end of year	395	260
Allowance for doubtful accounts receivable, beginning of year
re-measured at year end rates	262	496
Allowance (reversed) charged to statement of operations, re-
measured at year end rates	209	(172)
Amount utilized, re-measured at year end rates	(76)	(64)

Prepaid establishment costs related to Grindrod opportunity	501	568
Other receivables	10,688	7,536
Total accounts receivable, net	$42,475	21,797

Finance loans receivable, net
UEPS-based lending	$2,560	2,444
Traditional microlending – net	3	1,857
Traditional microlending – gross	229	2,864
Allowance for doubtful microlending loans, end of year	226	1,007
Allowance for doubtful microlending loans, beginning of year
re-measured at year end rates	1,017	2,464
Sale of traditional microlending business, re-measured at year
end rates	(1,259)	-
Allowances charged to the statement of operations, re-
measured at year end rates	468	371
Amounts utilized, re-measured at year end rates	-	(1,828)

Total finance loans receivable, net	$2,563	$4,301

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

     Accounts receivable, trade, also includes amounts due by customers from the sale of hardware, software licenses and SIM cards.

     In January 2007, the Company entered into a co-operation agreement with Grindrod Bank Limited (“Grindrod”) for the establishment of a retail banking division within Grindrod that will focus on deploying its wage payment solution in South Africa. Under the co-operation agreement, the Company was required to initially invest $0.7 million to facilitate the establishment of this retail banking decision. The Company opened a bank account with Grindrod and transferred the funds and these funds are drawn down as and when required by the retail banking division. A portion of these funds have been utilized as of June 30, 2009 and 2008, and the remaining portion of these funds is $0.5 million and $0.6 million, respectively.

     In March 2009, the Company sold its traditional microlending business, recognizing a loss on sale of approximately $0.7 million. Pursuant to the agreement with the purchaser the Company is responsible for the collection of loans granted prior to the sale date, and any monies collected in excess of the “Finance loans receivable, net” balance as of the effective sale date, accrue to the Company. In the quarter ended June 30, 2009, the Company collected $1.2 million which had previously been provided against. Consequently, the loss on sale was revised to a profit on sale of $0.5 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
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

7. INVENTORY

     The Company’s inventory comprised of the following categories as of June 30, 2009 and 2008.

	2009	2008

Raw materials	$153	$111
Finished goods	7,097	5,941
	$7,250	$6,052

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS

     Fair value of financial instruments

          Initial recognition and measurement

     Financial instruments are recognized when the Company becomes a party to the transaction. Initial measurements are at cost, which includes transaction costs subsequent to initial recognition. These instruments are measured as set out below:

          Risk management

     The Company seeks to reduce its exposure to currencies other than the South African rand through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, the Company uses financial instruments in order to economically hedge its exposure to exchange rate and interest rate fluctuations arising from our operations. The Company is also exposed to equity price and liquidity risks as well as credit risks.

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

     The Company’s outstanding foreign exchange contracts are as follows:

     As of June 30, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	241,500	ZAR	13.1515	ZAR	10.9967	August 14, 2009
EUR	-241,500	ZAR	11.3691	ZAR	10.9341	July 17, 2009

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Fair value of financial instruments (continued)

          Risk management (continued)

               Currency exchange risk (continued)

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
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Fair value of financial instruments (continued)

          Risk management (continued)

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

               Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. On March 1, 2009, the Company acquired approximately 20% of the issued share capital of Finbond, which are exchange-traded equity securities. The fair value of these securities as of June 30, 2009, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

     The market price of these securities may fluctuate for a variety of reasons, consequently, the amount the Company may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

     Liquidity risk relates to the risk of loss that the Company would incur as a result of the lack of liquidity on the exchange on which these securities are listed. The Company may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange traded price, or at all.

     Financial instruments

     The Company adopted FAS 157 on July 1, 2008, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments (continued)

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

     The following section describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value.

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

     The Company's Level 3 asset represents an investment in the common stock of Finbond Property Finance Limited (“Finbond”). The Company received 41,137,375 shares in Finbond as consideration for the sale of its traditional microlending business and acquired, for cash, a further 43,495,150 shares in Finbond for $3.4 million. The Company’s ownership interest in Finbond, as of March 31, 2009 is approximately 20%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

     Finbond’s shares are traded on the JSE, and consequently are within the scope of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; the Company has designated such shares as available for sale investments. Pursuant to FSP 157-3, however, the Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond include primarily mortgage brokering services and microlending. In determining the fair value of Finbond the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net assets value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments (continued)

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

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level )	Total
Assets
Investment in common stock
(available for sale assets included in
OTHER LONG-TERM ASSETS)	-	-	$6,979	$6,979
Total assets at fair value	-	-	$6,979	6,979

Liabilities
Foreign exchange contracts	-	$2	-	2
Total liabilities at fair value	-	$2	-	$2

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

     In accordance with the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company reviews the carrying values of its investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other than temporary. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and the excess is determined to be other-than-temporary. The Company determined that there was not a decline in the fair value below cost of the equity-accounted investments during the reporting periods presented herein, and therefore has not recorded an impairment charge during year ended June 30, 2009.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments (continued)

          Assets and liabilities measured at fair value on a nonrecurring basis (continued)

     The Company owns 50% of the ordinary shares in, and loans extended to, each of SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”), SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”) and VTU De Colombia S.A. (VTU Colombia). The Company has determined that each of these entities is a VIE, as the loan to the entity represents a variable interest but that in each case, the Company is not the primary beneficiary. Therefore, the Company has not consolidated these entities and has accounted for these investments using the equity method. The interest earned on the loans to each of the entities has been eliminated. The Company also owns a 30% interest in the issued and outstanding ordinary share capital of Vietnam Payment Technologies Joint Stock Company (“VinaPay”). In May 2007, the Company disposed of its 43% interest in Permit Group 2 (Proprietary) Limited to Permit’s other shareholder for $2.3 million and incurred a loss of approximately $0.6 million on the sale.

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

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2009 and 2008:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2008	$1,984	$3,312	$(2,295)	$(316)	$2,685
Share capital acquired/ loans
extended	1,423	(673)	-	-	750
Share capital acquired – VinaPay	300	-	-	-	300
Share capital acquired and loans
extended – VTU Colombia	300	150	-	-	450
Loan converted to equity –
SmartSwitch Namibia	823	(823)	-	-	-
(Loss) Earnings from equity-
accounted investments	-	-	(1,267)	393	(874)
SmartSwitch Namibia(1)	-	-	(155)	160	5
SmartSwitch Botswana(1)	-	-	(342)	233	(109)
VTU Colombia(1)	-	-	(634)	-	(634)
VinaPay(1)	-	-	(136)	-	(136)
Foreign currency adjustment(2)	60	(171)	111	22	22
Balance as of June 30, 2009	$3,467	$2,468	$(3,451)	$99	$2,583

     (1) – includes the recognition of realized net income as described below.
     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments (continued)

          Assets and liabilities measured at fair value on a nonrecurring basis (continued)

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2007	$1,189	$3,577	$(791)	$(983)	$2,992
Share capital acquired/ loans
extended	928	-	-	-	928
Share capital acquired – VinaPay	428	-	-	-	428
Share capital acquired – VTU
Colombia	500	-	-	-	500
(Loss) Earnings from equity-
accounted investments	-	-	(1,608)	572	(1,036)
SmartSwitch Namibia(1)	-	-	(289)	304	15
SmartSwitch Botswana(1)	-	-	(365)	268	(97)
VTU Colombia	-	-	(792)	-	(792)
VinaPay	-	-	(162)	-	(162)
Foreign currency adjustment(2)	(133)	(265)	104	95	(199)
Balance as of June 30, 2008	$1,984	$3,312	$(2,295)	$(316)	$2,685

     (1) – includes the recognition of realized net income as described below.

     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     There were no significant sales to these investees during the years ended June 30, 2009 and 2008. During the year ended June 30, 2007, the Company sold a license to VTU Colombia and sold hardware and software to SmartSwitch Botswana. The Company recognizes this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia are utilized in its operations, or has been sold to third party customers, as the case may be.

9. PROPERTY, PLANT AND EQUIPMENT, net

	2009	2008
Cost:
Computer equipment	$19,495	$15,912
Furniture and office equipment	5,912	5,275
Motor vehicles	7,943	7,640
Plant and equipment	2,195	2,217
	35,545	31,044
Accumulated depreciation:
Computer equipment	15,473	13,162
Furniture and office equipment	3,651	3,169
Motor vehicles	7,070	6,761
Plant and equipment	1,975	1,661
	28,169	24,753
Carrying amount:
Computer equipment	4,022	2,750
Furniture and office equipment	2,261	2,106
Motor vehicles	873	879
Plant and equipment	220	556
	$7,376	$6,291

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. GOODWILL AND INTANGIBLE ASSETS, net

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2009 and 2008:

Carrying
value
Balance as of July 1, 2007	$85,871
Foreign currency adjustment (1)	(8,933)
Balance as of June 30, 2008	76,938
Acquisition of BGS as of August 31, 2008	44,171
BGS deferred tax assets recognized on acquisition not used during the year	720
Impairment of goodwill	(1,836)
Financial services segment - sale of traditional microlending business	(1,759)
Foreign currency adjustment (1)	(2,037)
Balance as of June 30, 2009	$116,197

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the euro, and the US dollar on the carrying value.

     The goodwill associated with the acquisition of BGS represents the excess of cost over the fair value of acquired net assets. A portion of the goodwill is tax deductible. See note 3 for the allocation of the purchase price to the fair value of acquired net assets. The goodwill associated with the acquisition of BGS has been allocated to the Company’s hardware, software and related technology sales segment on August 31, 2008 (see note 3).

     The Company recorded a deferred tax asset as of the acquisition date, related to a license right for Austrian tax purposes (see note 15). Subsequent to completion of the allocation of the purchase price, the Company determined that approximately $0.7 million of this deferred tax asset would not be realized and has recorded an adjustment against goodwill.

     During the three months ended December 31, 2008, the Company recognized an impairment loss of approximately $1.8 million on goodwill allocated to the Financial services segment as a result of the deteriorating trading conditions of this segment, the Company’s management’s strategic decision not to grow this business and the offer received for the traditional microlending business in January 2009. On March 1, 2009, the Company sold all traditional microfinance loans receivables and goodwill and received shares in Finbond as consideration.

     As required by FAS 141 goodwill has been allocated to the Company’s reportable segments as follows:

	2009	2008

Transaction-based activities	$35,362	$34,997
Smart card accounts	-	-
Financial services	-	4,455
Hardware, software and related technology sales	80,835	37,486
Total	$116,197	$76,938

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. GOODWILL AND INTANGIBLE ASSETS, net (continued)

     Intangible assets, net

     Summarized below is the fair value of intangible asset acquired, translated at the exchange rate applicable as of the BGS acquisition date of August 31, 2008, and the weighted-average amortization period:

Weighted-
	Fair value	Average
	as of	Amortization
	August 31,	period (in
	2008	years)
Finite-lived intangible asset:
Customer relationships	$68,859	7

     A deferred tax liability of $17.2 million, at exchange rates applicable as of August 31, 2008, was recognized at the Austrian statutory tax rate of 25% on August 31, 2008, related to the intangible asset acquired.

     Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2009 and 2008:

	As of June 30, 2009			As of June 30, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$83,824	$(12,306)	$71,518	$15,679	$(2,581)	13,098
Software and unpatented technology	10,079	(10,079)	-	9,974	(6,638)	3,336
FTS patent	4,861	(4,333)	528	4,811	(3,850)	961
Exclusive licenses	4,506	(3,293)	1,213	4,506	(2,645)	1,861
Trademarks	3,656	(1,025)	2,631	3,618	(674)	2,944
Customer contracts	114	(114)	-	114	(98)	16
Total finite-lived intangible assets	$107,040	$(31,150)	$75,890	$38,702	$(16,486)	$22,216

     The Company obtained its customer relationships intangible asset on the acquisition of BGS on August 27, 2008, RMT in April 2009, and Prism and EasyPay in fiscal 2007. On acquisition, the customer relationships intangible asset represented the fair value of relationships developed with customers of BGS, RMT, Prism and EasyPay in the information and communications technology, prepaid electricity and financial services industries as valued by the Company’s management. The customer relationships are amortized over one to 15 years. Aggregate amortization expense of the customer relationships for the years ended June 30, 2009, 2008 and 2007, was approximately $9.1 million, $1.4 million and $1.4 million, respectively. The EasyPay customer relationships of $0.1 million were fully amortized as of June 30, 2009, and the gross carrying value and accumulated amortization are included in the table above.

     The Company obtained its software and unpatented technology intangible asset on the acquisition of Prism and EasyPay during fiscal 2007. The software and unpatented technology was valued by Prism’s technical team and includes the development of software across all divisions within Prism and EasyPay. The software and unpatented technology is amortized over three years. Aggregate amortization expense on the software and unpatented technology for the years ended June 30, 2009, 2008 and 2007, was approximately $3.0 million, $3.6 million and $3.6 million, respectively. The software and unpatented technology were fully amortized as of June 30, 2009 and the gross carrying value and accumulated amortization are included in the table above.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. GOODWILL AND INTANGIBLE ASSETS, net (continued)

     Intangible assets, net (continued)

     The Company obtained its FTS patent on its acquisition of Net 1 Investment Holdings (Proprietary) Limited (“Net 1 Holdings”) on July 12, 2000. 100% of Net 1 Holdings’ issued share capital was acquired for a historical cost of approximately $3.2 million (or $3.3 million at the year end exchange rate of $1: ZAR7.88), which was satisfied through the issuance of 9,750,000 shares of the Company’s common stock. In addition, a deferred taxation adjustment was required to increase the historical carrying value to $1.6 million (or $1.6 million at the year end exchange rate of $1:ZAR7.88) . Net 1 Holdings was a holding company that did not generate significant revenues or expenses and did not have significant assets or liabilities other than the FTS patent rights for South Africa and surrounding territories, on which the Company’s smart card applications are based. The FTS patent is amortized over ten years. Aggregate amortization expense on the FTS patent for the years ended June 30, 2009, 2008 and 2007, was approximately $0.4 million, $0.5 million and $0.5 million, respectively.

     The Company obtained its trademarks on the acquisition of Prism and EasyPay during fiscal 2007. These trademarks were valued by the Company’s management. The trademarks are amortized over five to 20 years. Aggregate amortization expense on the trademarks for the years ended June 30, 2009, 2008 and 2007, was approximately $0.3 million, $0.4 million and $0.4 million, respectively.

     As a result of the accounting for the Aplitec transaction as a reverse acquisition, the assets and liabilities of the Company were valued in accordance with the requirements of FAS 141. The customer contracts and exclusive licenses were valued at approximately $0.1 million and $4.5 million, respectively, with estimated useful lives of five and seven years respectively. Amortization expense for the customer contracts for each of the years ended June 30, 2009, 2008 and 2007, respectively, was $0.02 million. The customer contracts were fully amortized as of June 30, 2009 and the gross carrying value and accumulated amortization is included in the table above. Amortization expense for the exclusive licenses for each of the years ended June 30, 2009, 2008 and 2007, respectively, was $0.6 million.

     Future annual amortization expense is estimated at $10.5 million per annum. Actual annual amortization expense to be reported in future periods could differ from this estimate as a result of new intangible asset acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

11. OTHER PAYABLES

	2009	2008

Participating merchants settlement obligation	$23,368	$29,597
Payroll-related payables	1,300	1,759
Accruals	4,985	7,364
Value-added tax payable	2,027	1,539
Other	17,958	9,713
Provisions	11,816	7,460
	$61,454	$57,432

12. CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS

     The Company’s balance sheet as of June 30, 2009, reflects one class of equity, namely common stock. The Company’s balance sheet as of June 30, 2008, reflects two classes of equity - common stock and linked units. The linked units were created in connection with the Aplitec transaction in 2004. Effective October 2008, the linked units (which included a right to the Company’s special convertible preferred stock as well as B Class preference shares and B Class loans of a subsidiary of the Company) were all converted to common stock as a result of the listing of the Company’s common stock on the JSE and the linked units no longer exist.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
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

     Common stock repurchases

     In November 2008, the Company’s board approved the repurchase of up to $50 million of common stock. The Company repurchased 3,621,247 shares during the year ended June 30, 2009, for approximately $40.7 million.

     In May 2007, the Company’s board approved the repurchase of up to $50 million of common stock at any time and from time to time through June 30, 2008. The Company did not repurchase any of its shares during the year ended June 30, 2008. The Company repurchased 40,100 shares during the year ended June 30, 2007, for approximately $1 million.

     Linked units

     The equity instruments described below relate to the linked units which were converted to common stock in October 2008. The linked units comprised the following instruments which were linked and could not be traded separately:

  a right to special convertible preferred stock,

  B Class preference shares in Net1 Applied Technologies South Africa Limited (“New Aplitec”) and

  B Class loans issued by New Aplitec.

     Although the linked units included certain instruments (the B Class preference shares and the B Class loans) that were legally equity of a subsidiary of Net1, they were treated as equity of Net1 until October 2008 and recorded as part of shareholders’ equity in the Company’s consolidated financial statements, in recognition of their substance, which was economically equivalent to that of common stock.

     The B Class loans referred to above were not considered to be a liability in accordance with FAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Equity and Liability, as New Aplitec did not have an obligation to transfer assets to its shareholders in respect of the loans. In addition, any distributions relating to the loans were solely at the discretion of New Aplitec.

     Voting rights – Holders of shares of special convertible preferred stock had the same voting rights as holders of common stock. Therefore, a linked unit-holder was able to vote on the same matters as a holder of common stock, including the selection of directors, corporate decisions submitted to shareholder vote, and decisions regarding distribution of earnings. In addition, the special convertible preferred stock did not provide any additional rights with respect to control of Net1 not shared by holders of common stock.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12. CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

     Linked units (continued)

     Dividend rights – Holders of common stock and linked units had similar rights to the distribution of Net1’s earnings.

     Liquidation rights – In the event of a liquidation of Net1 or New Aplitec, the linked units would have been automatically convertible into common stock of Net1, thereby allowing a linked unit holder to have identical liquidation rights to a holder of common stock in the event of liquidation.

     Sale rights – A linked unit holder could only dispose of its interest in Net1 by 1) converting the linked units into common stock and 2) selling the common stock on the open market. Therefore, a holder of the linked units received the same risk and rewards in market price fluctuation as a common stockholder of Net1.

               Special convertible preferred stock

     The special convertible preferred stock ranked, on parity, without preference and priority, with Net1’s common stock with respect to dividend rights (except as described below) or rights upon liquidation, dissolution or winding-up of Net1. The special convertible preferred stock was junior in preference and priority to each other class or series of preferred stock or other equity security of Net1 under terms which may have been determined by the board of directors to expressly provide that such other security rank senior in preference or priority to the special convertible preferred stock with respect to dividend rights or rights upon liquidation, dissolution or winding-up of Net1.

     So long as any shares of special convertible preferred stock were outstanding, Net1’s board was required to determine immediately prior to the declaration of any dividend or distribution (i) the portion, if any, of Net1’s assets available for such dividend of distribution that was attributable to funds or assets from New Aplitec, regardless of the manner received (the “South African Amount”) and (ii) the portion of such funds or assets that was not from New Aplitec (the “Non-South African Amount”). The South African Amount would not include amounts received from New Aplitec due to its liquidation, distribution or dividend after insolvency or winding up.

     So long as any shares of special convertible preferred stock were outstanding, (i) any dividends or distributions by Net1’s board of Non-South African Amounts would have to be paid pro rata to all holders of common stock and special convertible preferred stock and (ii) and dividends or distributions by Net1’s board of South African Amounts could be paid only to holders of common stock. Net1’s board had complete discretion to declare a dividend or distribution with respect to South African Amounts or Non-South African Amounts.

     In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of Net1, all outstanding shares of special convertible preferred stock would automatically convert and holders of such stock will be entitled to receive pari passu with holders of common stock, any assets of Net1 distributed for the benefit of its shareholders.

     Holders of special convertible preferred stock had the right to receive notice of, attend, speak and vote at meetings of Net1’s shareholders, and were entitled to vote on all matters on which holders of common stock are entitled to vote. Each holder of special convertible preferred stock present in person, or the person representing such holder, was entitled to a number of votes equal to the number of shares of common stock that would be have been issued upon conversion of the special convertible preferred stock held by such holder on the record date.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12. CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

     Linked units (continued)

               B class preference shares

     Net1 owns 100% of the A class common stock in issue of New Aplitec. In addition, until October 2008, Net1 owned 100% of the A class loans in issue of New Aplitec. The B class preference shares and A class loans were repaid in October 2008. The B class preference shares ranked pari passu with the New Aplitec A class stock in respect of participation in dividends and return of capital prior to winding-up of New Aplitec. The B class preference shares would not, however, participate in dividends or a return of capital on a winding-up of New Aplitec for any reason. However, the unit holders would have participated, as the B class preference stock would have automatically converted into Company common stock on a winding-up of New Aplitec. The B class preference shares could not be sold or transferred other than to Net1 pursuant to the occurrence of a trigger event. Therefore, the B class preference shares, the B class loans and the rights to receive Company special convertible preferred stock are linked together and cannot be traded separately.

     The holders of B class preference shares would have only been entitled to vote on matters which directly affect the rights attaching to the B class preference shares. At every general meeting of New Aplitec at which more than one class of shareholders were present and entitled to vote, unit holders of the South African Trust which in turn held the B class preference shares, would have been entitled, upon a poll, to that proportion of the total votes in New Aplitec which the aggregate number of B class preference shares held bore to the aggregate number of all shares entitled to be voted at such meeting (provided that no resolution for the declaration of a dividend or for the disposal of any intellectual property of New Aplitec would be passed unless unit holders representing 50.1% of the B class preference shares present at the meeting in person or represented by proxy vote in favor of such resolution).

               B class loans

     The B class loans were unsecured and repayable as and when directed by the board of directors of New Aplitec provided that no capital may be repaid until at least 30 days have lapsed from the date of drawdown of the loans, and subject to South African Exchange Control approval. The B class loans were repaid in October 2008. The loans bore interest at such rates as may have been determined by the board of directors of New Aplitec at the beginning of each year, but could not be more than the prime rate as quoted by Standard Bank of South Africa Limited from time to time. Interest, if so declared by the board of directors of New Aplitec, would be payable by New Aplitec semi-annually in arrears.

               Conversion of special convertible preferred stock to common stock

     Special convertible preferred stock were convertible into shares of common stock on a one-for-one basis upon the occurrence of a trigger event. With each converted share of special convertible preferred stock that is converted, Net1 received:

  7.368421056 B class preference shares; and

  such holder’s interest in the New Aplitec B loan accounts.

     Upon conversion, all rights with respect to shares for special convertible preferred stock ceased. Converted shares were cancelled and had the status of authorized but unissued preferred stock, without designation as to series until such shares are once more designated as part of a particular series by the board of directors.

     During the year ended June 30, 2009, 4,882,429 shares of special convertible preferred stock were converted to common stock. The trigger event that gave rise to these conversions was the listing on the JSE Limited and requests by linked unit-holders to sell and/or convert 35,975,818 linked units during the year ended June 30, 2009. The net result of these conversions was that 35,975,818 B class preference shares and B class loans were ceded to Net1 during the year ended June 30, 2009, which converted 4,882,429 shares of special convertible preferred stock to 4,882,429 shares of common stock in return for the ownership of 35,975,818 B class preference shares and B class loans. As a result of the conversion, the number of outstanding shares of common stock has increased by 4,882,429 and the number of outstanding shares of special convertible preferred stock has decreased by 4,882,429. In addition, as a result of the conversion, Net1 owned all of the 236,977,187 B class preference shares and B class loans.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12. CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

     Linked units (continued)

               Conversion of special convertible preferred stock to common stock (continued)

     On October 16, 2008, New Aplitec repaid the A and B class loans to Net1 and acquired the B class preference shares from Net1 for a total of approximately $84.7 million (ZAR 847.4 million at the negotiated $:ZAR exchange rate on October 16, 2008). As a result, as of October 16, 2008, the only class of shares that New Aplitec has in issue are the A class ordinary shares, all of which are owned by Net1.

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

13. REVENUE

	2009	2008	2007

Sale of goods – comprising mainly hardware and
software sales	$47,003	$39,021	$27,716
Loan-based interest and fees received	5,659	8,585	11,460
Services rendered – comprising mainly fees and
commissions and contract variation fees	194,160	206,450	184,792
	$246,822	$254,056	$223,968

     During the years ended June 30, 2009 and 2007, the Company had no revenue recognized using the percentage of completion method.

     System implementation revenue, arising from the contract with the Central Bank of Ghana amounted $14.2 million for the year ended June 30, 2008. System implementation revenue is recognized using the percentage of completion method. Sale of goods – comprising mainly hardware and software sales for the year ended June 30, 2008, includes approximately $7.2 million related to hardware sales. Services rendered – comprising mainly fees and commissions and contract variation fees for the year ended June 30, 2008, includes approximately $7.0 million related to services rendered which is primarily software customization services performed.

14. STOCK-BASED COMPENSATION

     Amended and Restated 2004 Stock Incentive Plan

     The Company’s Amended and Restated 2004 Stock Incentive Plan (the “Plan”) has been approved by its shareholders. The Plan permits Net1 to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of the Company’s board of directors administers the Plan.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. STOCK-BASED COMPENSATION (continued)

     Amended and Restated 2004 Stock Incentive Plan (continued)

     The total number of shares of common stock issuable under the Plan is 5,752,580. The maximum number of shares for which awards, other than performance-based awards, may be granted in any combination during a calendar year to any participant is 569,120. The maximum limits on performance-based awards that any participant may be granted during a calendar year are 569,120 shares subject to stock option awards and $20 million with respect to awards other than stock options. Shares that are subject to awards which terminate or lapse without the payment of consideration may be granted again under the Plan. Shares delivered to the Company as part or full payment for the exercise of an option or to satisfy withholding obligations upon the exercise of an option may be granted again under the Plan in the Remuneration Committee’s discretion. No awards may be granted under the Plan after June 7, 2014, the tenth anniversary of the effective date of the Plan, but awards granted before such tenth anniversary may extend beyond that date.

          Options

               General Terms of Awards

     Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and expire 10 years after the date of grant. The options generally become exercisable in accordance with a vesting schedule ratably over a period of five years from the date of grant. The Company issues new shares to satisfy stock option award exercises but may also use treasury shares.

               Valuation Assumptions

     The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the volatilities of similar listed companies within the payment processing industry. The Company has estimated an annual forfeiture rate of 7.50% based on historic employee behavior under similar awards granted pursuant to the Plan. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2009, 2008 and 2007:

	2009	2008(1)	2007
Expected volatility	30 – 45%	–	25–35%
Expected dividends	0%	–	0%
Expected life (in years)	2 – 6	–	1-6
Risk-free rate	2.0 – 4.5%	–	4.8 – 4.9%

(1) – no stock options were granted during the year ended June 30, 2008.

          Restricted Stock

               General Terms of Awards

     Restricted stock are considered to be non-vested equity shares under FAS 123R. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

     Restricted stock awarded to non-employee directors of the Company vest ratably over a three year period. In addition, until 11 months after the restricted stock become vested and nonforfeitable, the shares may not be sold, assigned, transferred, pledged, hypothecated, exchanged, or disposed of in any way (whether by operation of law or otherwise). If a recipient ceases to be a member of the Board of Directors for any reason, all shares of his restricted stock that are not then vested and nonforfeitable will be immediately forfeited and transferred to the Company for no consideration.

     The Company issues new shares to satisfy restricted stock awards.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. STOCK-BASED COMPENSATION (continued)

     Amended and Restated 2004 Stock Incentive Plan (continued)

          Restricted Stock (continued)

               Valuation Assumptions

     The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

               Performance Conditions - Restricted Stock Granted in August 2007

     In August 2007, the Remuneration Committee of the Board of Directors of the Company approved an award of 591,500 shares of restricted stock to executive officers and other employees of the Company.

     One-third of the award shares will vest on each of September 1, 2009, 2010 and 2011; however, vesting of the award shares is conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target set for that vesting date. Specifically, the financial performance targets was set as a 20% increase, compounded annually, in fundamental diluted earnings per share (expressed in South African rand) (“Fundamental EPS”) above the Fundamental EPS for the fiscal year ended June 30, 2007; provided, however, that in the case of Dr. Belamant and Mr. Kotze, the annual required increase is 25% rather than 20%. For this purpose, Fundamental EPS are calculated by adjusting GAAP diluted earnings per share (as reflected in the Company’s audited consolidated financial statements) to exclude the effects related to the amortization of intangible assets, stock-based compensation charges, one-time, large, unusual expenses as determined in the discretion of the Remuneration Committee, and assuming a constant tax rate of 30%. If the Fundamental EPS for the specified fiscal year do not equal or exceed the Fundamental EPS target for such year, no award shares will become vested or nonforfeitable on the corresponding vesting date. Any award shares that do not become vested and nonforfeitable because the Fundamental EPS target is not met for the specified fiscal year remain outstanding and are available to become vested and nonforfeitable as of a subsequent vesting date if the Fundamental EPS target for a subsequent fiscal year is met; provided that the recipient’s service continues through such subsequent vesting date. Any outstanding award shares that have not become vested and nonforfeitable as of September 1, 2011, will be forfeited by the recipient on September 1, 2011 and transferred to the Company for no consideration.

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
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. STOCK-BASED COMPENSATION (continued)

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the years ended June 30, 2009, 2008 and 2007:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
		average	Contractual	Intrinsic	Date Fair
	Number of	exercise	Term	Value	Value
	shares	price	(in years)	($’000)	($’000)
Outstanding – July 1, 2006	832,727	$9.66	8.36	$22,775	-
Options granted – Prism	904,674	22.51	10.00	-	$2,201
Options granted under Plan	569,120	22.51	10.00	-	2,928
Exercised	(326,706)	-	-	4,565	-
Forfeitures	(605,272)	-	-	-	-
Outstanding – June 30, 2007	1,374,543	16.30	8.20	10,840	-
Exercised	(324,542)	-	-	7,320	-
Forfeitures	(96,623)	-	-	-	-
Outstanding – June 30, 2008	953,378	18.20	7.40	5,813	-
Options granted under Plan	1,120,000	18.81	10.00	-	$5,786
Exercised	(84,414)	-	-	1,731	-
Forfeitures	(91,970)	-	-	-	-
Outstanding – June 30, 2009	1,896,994	$19.03	8.30	$1,576	-

     During the years ended June 30, 2009, 2008 and 2007, employee resignations and terminations resulted in forfeitures of approximately 91,970, 96,623, 405,000 options, respectively.

Exercisable	582,954	$18.67	6.9	$1,335

     During each of the years ended June 30, 2009, 2008 and 2007, approximately 264,000, 430,000 and 537,000, respectively, stock options became exercisable.

     Options granted to certain employees on August 24, 2006, were automatically exercised on May 8, 2008 and 2007, as the employees did not provide the Company with an automatic exercise waiver notice. In accordance with the terms of the option agreements, 6,448 and 111,748 shares were withheld from these employees to settle the exercise price. These 6,448 and 111,748 shares are reflected as treasury shares and 1,951 of these shares are available for future grants under the Plan.

     During the years ended June 30, 2009, 2008 and 2007, respectively, the Company received approximately $0.3 million, $2.3 million and $3.7 million from stock option exercises and approximately $0.003 million, $0.5 million and $0.6 million from repayment of stock option-related loans.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. STOCK-BASED COMPENSATION (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock

     The following table summarizes restricted stock activity for the years ended June 30, 2009 and 2008:

		Weighted
		Average
	Number of	Grant
	Shares of	Date Fair
	Restricted	Value
	Stock	($’000)
Non-vested – July 1, 2007	-	-
Granted – August 2007	591,500	$13,569
Granted – February 2008	3,282	85
Non-vested – June 30, 2008	594,782	-
Granted – August 2008	3,474	$85
Vested	(1,094)	-
Non-vested – June 30, 2009	597,162	-

     The fair value of restricted stock vested during the year ended June 30, 2009, was 0.02 million (2008: Nil).

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a net stock compensation charge of $5.0 million, $4.0 million and $0.9 million for the year ended June, 2009, 2008 and 2007, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2009
Stock-based compensation charge	$5,239	$240	$4,999
Benefit of stock compensation charge related to options forfeited	(213)	(109)	(104)
Total – year ended June 30, 2009	$5,026	$131	$4,895

Year ended June 30, 2008
Stock-based compensation charge	$4,257	$319	$3,938
Benefit of stock compensation charge related to options forfeited	(286)	(147)	(139)
Total – year ended June 30, 2008	$3,971	$172	$3,799

Year ended June 30, 2007
Stock-based compensation charge	$1,126	$272	$854
Benefit of stock compensation charge related to options forfeited	(216)	-	(216)
Total – year ended June 30, 2007	$910	$272	$638

     The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. STOCK-BASED COMPENSATION (continued)

     Stock-based compensation charge and unrecognized compensation cost (continued)

     As of June 30, 2009, the total unrecognized compensation cost related to stock options was approximately $5.2 million, which the Company expects to recognize over approximately five years. As of June 30, 2009, the total unrecognized compensation cost related to restricted stock awards was approximately $7.3 million, which the Company expects to recognize over approximately three years. As of June 30, 2009, interest due from employees related to loans extended to fund stock option exercises was approximately $0.05 million.

     Tax consequences

     There are no tax consequences related to options and restricted stock granted to employees of Company subsidiaries incorporated in South Africa, Austria and Russia. The Company has recorded a deferred tax asset of approximately $0.6 million and $0.4 million, respectively, for the years ended June 30, 2009 and 2008, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

15. INCOME TAXES

     Income tax provision

     The table below presents the components of income before income taxes as of June 30, 2009, 2008 and 2007:

	2009	2008	2007

South Africa	$143,680	$126,439	108,376
United States	(31,048)	1,459	(4,437)
Other	18,288	(1,790)	(2,662)
Income before income taxes	$130,920	$126,108	101,277

     Presented below is the provision for income taxes by location of the taxing jurisdiction for each of the years ended June 30:

	2009	2008	2007

Current income tax	$100,289	$45,520	$40,778
South Africa	50,092	44,330	40,778
United States	49,542	1,190	-
Other	655	-	-
Deferred taxation charge (benefit)	(1,460)	(931)	(805)
South Africa	(916)	(1,056)	812
United States	928	(61)	(1,259)
Other	(1,472)	186	(358)
Change in tax rate	(3,003)	(5,397)	-
Foreign tax credits generated – United States	(53,082)	-	(2,399)
Income tax provision	$42,744	$39,192	$37,574

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15. INCOME TAXES (continued)

     Income tax provision (continued)

     A reconciliation of income taxes, calculated at the fully distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2009, 2008 and 2007 is as follows:

Income tax rate reconciliation
Income taxes at fully distributed South African tax rates	34.55%	35.45%	36.89%
Permanent items	1.60%	0.02%	0.40%
Foreign tax credits	(40.09)%	-%	(2.57)%
Taxation on deemed dividends in the United States	41.58%	-%	-%
Movement in valuation allowance	(0.41)%	(0.11)%	2.38%
Prior year adjustments	(2.28)%	-%	-%
Change in tax rate	(2.29)%	(4.28)%	-%
Income tax provision	32.66%	31.08%	37.10%

     On July 22, 2008 a change in the corporate rate of taxation for South African companies was promulgated reducing the enacted tax rate to 34.55% for the year ended June 30, 2009. On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007) (“Revenue Laws Act”), was promulgated in South Africa. The Revenue Laws Act included legislation to reduce the rate of STC from 12.50% to 10.00%, effective October 1, 2007 which resulted in an enacted tax rate of 35.45% for the year ended June 30, 2008. There were no changes to the enacted tax rate in the year ended June 30, 2007.

     During the year ended June 30, 2009, Net1 submitted amended tax returns in the United States to amend the inclusion of so called sub-part F income. Net1 filed these amended returns based on the Company’s management determining that its South African operations trade in a high tax jurisdiction, as defined under US tax rules. Accordingly, during the year ended June 30, 2009, the Company recorded the reversal of the utilization of net operating losses generated on or before June 30, 2007 and applied these net operating losses against taxable income in its June 30, 2008, tax return filed with the US tax authorities. In addition, some of these net operating losses generated on or before June 30, 2007, were applied against taxable income for the year ended June 30, 2009. The impact of these adjustments is reflected in the prior year adjustments in the reconciliation of income taxes for the year ended June 30, 2009.

     Net1 included actual dividends received from New Aplitec as well as deemed dividends arising for the repayment of the B Class Preference Shares and A and B Class Loans from New Aplitec in its year ended June 30, 2009, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2009.

     Deferred tax assets and liabilities

     Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company’s deferred tax assets and liabilities as at June 30, and their classification, were as follows:

	2009	2008
Total deferred tax assets

Net operating loss carryforwards	$2,837	$2,502
Provisions and accruals	1,941	2,453
FTS patent	1,834	1,987
Intangible assets	25,825	682
Foreign tax credits	8,385	2,399
Other	3,136	2,429
Total deferred tax assets before valuation allowance	43,958	12,452
Valuation allowances	(21,386)	(4,872)
Total deferred tax assets, net of valuation allowance	22,572	$7,580

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15. INCOME TAXES (continued)

     Deferred tax assets and liabilities (continued)

     Total deferred tax liabilities:

Intangible assets	$20,518	$7,769
STC liability, net of STC credits	31,381	26,820
FIN 48 related adjustments	-	426
Other	128	442
Total deferred tax liabilities	52,027	35,457

Reported as
Current deferred tax assets	12,282	5,597
Long term deferred tax liabilities	41,737	33,474

Net deferred income tax liabilities	$29,455	$27,877

          Increase in total deferred tax assets – intangible assets

     Included in total deferred tax assets – intangible assets as of June 30, 2009, is an intangible asset related to license rights in BGS. The license rights previously held by BGS Switzerland were transferred to the BGS as of June 30, 2006, as a result of the liquidation of BGS Switzerland. These license rights are termed software for Austrian tax purposes and were valued for Austrian tax purposes based on previous license payments at €50.76 million in June 2006. The Company expects to amortize the license rights in its tax returns over a period of 15 years. Any unused amounts are not carried forward to the subsequent year of assessment. During the year ended June 30, 2009, BGS utilized approximately $0.7 million of these license rights against its taxable income and reversed $0.7 million of the deferred tax asset against goodwill – see note 10. As of June 30, 2009, the gross carrying value of this deferred tax asset is approximately $14.3 million.

     Net1 Applied Technologies Austria Gmbh (“Net1Austria”) generated tax deductible goodwill related to the acquisition of BGS in August 2008 of $4.2 million, net of a valuation allowance of $8.4 million, at exchange rates prevailing as of August 31, 2008. Under Austrian tax law Net1Austria can deduct up to 50% of the goodwill recognized, as defined under Austrian tax law, over a period of 15 years. Unused amounts are carried forward to subsequent years of assessment and are included in net operating loss carryforwards. During the year ended June 30, 2009, approximately $0.8 million was available for deduction against Net1 Austria taxable income. This amount was not used during the year ended June 30, 2009 and has been included in net operating loss carryforwards. As of June 30, 2009, the value of this goodwill deferred tax asset is approximately $11.3 million.

          Increase in total deferred tax liabilities – intangible assets

     A deferred tax liability was recognized at the Austrian statutory tax rate of 25% related to the intangible asset acquired – see notes 3 and 10. The carrying value of this deferred tax liability as of June 30, 2009, was $14.5 million.

          Valuation allowance

     At June 30, 2009, the Company had deferred tax assets of $22.6 million (2008: $7.6 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

     At June 30, 2009, the Company had a valuation allowance of $21.4 million (2008: $4.9 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at June 30, 2009 and 2008, relate to net operating loss carryforwards (2009: $1.7 million, 2008: $2.5 million), the FTS patent (2009: $0.8 million, 2008: $1.4 million), intangible assets including tax deductible goodwill (2009: $17.5 million, 2008: $0) and other (2009: $1.4 million, 2008: $1.0 million).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15. INCOME TAXES (continued)

     Deferred tax assets and liabilities (continued)

          Net operating loss carryforwards and foreign tax credits

     As of June 30, 2009, the Company had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	US net
operating loss
carry
forwards
2021	$189
2022	166
2023	282
2024	4,532
$5,169

     The foreign tax credits recognized as of June 30, 2008, were reversed as a result of the filing of the amended returns discussed above. During the year ended June 30, 2009, Net1 generated additional foreign tax credits related to the cash dividend received and deemed dividend for tax reporting purposes. Net1 has unused foreign tax credits of $8.4 million as of June 30, 2009, which its management believes will be utilized in future periods. The unused foreign tax credits generated expire after ten years in 2019.

     Uncertain tax positions

     As of June 30, 2009 and 2008, respectively the Company has unrecognized tax benefits of $1.1 million and 0.8 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, Austria, the Russian Federation and in the US federal jurisdiction. As of June 30, 2009, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2005. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company increased its unrecognized tax benefits by $0.5 million during the year ended June 30, 2009. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2009 and 2008:

	2009	2008
Unrecognized tax benefits - opening balance	$813	$496
Gross increases - tax positions in current period	510	417
Lapse of statute limitations	(272)	-
Foreign currency adjustment	9	(100)
Unrecognized tax benefits - closing balance	$1,060	$813

     As of each of June 30, 2009 and 2008, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million and on its balance sheet.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16. EARNINGS PER SHARE

     The entire consolidated net income of the Company was attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units prior to the Company’s listing on the JSE. As discussed in note 12, all of the remaining linked unit holders converted their linked units to common stock as a result of listing of all of the Company’s common stock on the JSE and the linked units had the same rights and entitlements as those attached to common stock. As a result of the conversion of all the linked units, the entire consolidated net income of the Company is attributable to the holders of Net1 common stock.

     As the linked units owned by holders were exchangeable for special convertible preferred stock at the ratio of 7.37:1, which was then converted to common stock at the ratio of 1:1, the basic earnings per share for the year ended June 30, 2008 and 2007, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (2008: 57.2 million; 2007: 56.9 million) of weighted average common stock (2008: 52.3 million; 2007: 51.3 million) and special convertible preferred stock (2008: 4.9 million; 2007: 5.6 million) in issue. Diluted earnings per share has been calculated to give effect to the number of additional common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the year ended June 30, 2009 and 2008, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of June 30, 2009 and 2008, the vesting conditions in respect of a portion of the awards had been satisfied. The vesting conditions are discussed in note 14 – Stock-based compensation.

     The weighted average number of outstanding shares presented below includes the common stock as well as the special convertible preferred stock, as the holders of special convertible preferred stock had the same rights and entitlements as those attached to the common stock.

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2009, 2008 and 2007.

	2009	2008	2007
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock and linked units–
basic	55,953	57,237	56,936
Weighted average effect of dilutive securities: employee stock options	187	375	503
Weighted average number of outstanding shares of common stock and linked units
– diluted	56,140	57,612	57,439

17. COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income (loss) consists of net income, fair value adjustments to equity securities and foreign currency translation gains and losses which, under GAAP, are excluded from net income. Total comprehensive income (loss) for each of the three years ended June 30, 2009 was:

	2009	2008	2007
Net income	$86,601	$86,695	$63,679
Fair value adjustment to available for sale securities	(1,611)	-	-
Foreign currency translation adjustments	(19,041)	(33,905)	5,848
	$65,949	$52,790	$69,527

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information:

     The following table presents the supplemental cash flow disclosures for the years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007
Cash received from interest	$20,375	$27,366	$16,139
Cash paid for interest	$7,982	$11,255	$11,462
Cash paid for income taxes	$52,520	$35,384	$29,520

          Financing activities

     Treasury shares, at cost presented on the Company’s consolidated balance sheet as of June 30, 2009, includes 93,372 shares of the Company’s common stock acquired for approximately $1.3 million which were paid for on July 1, 2009. The liability for this payment is included in accounts payable on the Company’s consolidated balance sheet as of June 30, 2009.

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

19. OPERATING SEGMENTS

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

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2009, there were two such customers, providing 31% and 15% of total revenue (2008: three such customers, providing 31%, 16% and 10% of total revenue; 2007: three such customers, providing 31%, 17% and 11% of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

     The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The Company sold its traditional microlending business included in this segment on March 1, 2009. In addition, the Company has recorded a goodwill impairment of $1.8 million which was allocated to the Financial services segment during the year ended June 30, 2009. From March 1, 2009, the Financial services segment comprised only the Company’s UEPS-based microlending business.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
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

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	June 30,
	2009	2008	2007

Revenues
Transaction-based activities	$148,399	$153,444	$139,006
Smart card accounts	29,576	35,914	34,562
Financial services	5,430	8,251	11,241
Hardware, software and related technology sales	63,417	56,447	39,159
Total	246,822	254,056	223,968
Inter-company Revenues
Transaction-based activities	3,499	4,243	4,087
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	2,557	1,107	1,618
Total	6,056	5,350	5,705
Operating income
Transaction-based activities	83,509	84,229	78,785
Smart card accounts	13,442	16,325	15,710
Financial services	(34)	1,935	3,351
Hardware, software and related technology sales	5,498	11,708	6,115
Corporate/ Eliminations	(8,980)	(3,811)	(7,085)
Total	93,435	110,386	96,876
Interest earned
Transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	20,290	27,411	16,413
Total	20,290	27,411	16,413
Interest expense
Transaction-based activities	7,368	11,590	11,823
Smart card accounts	-	-	-
Financial services	-	-	1
Hardware, software and related technology sales	197	79	16
Corporate/ Eliminations	1,897	20	172
Total	$9,462	$11,689	$12,012

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19. OPERATING SEGMENTS (continued)

	June 30,
	2009	2008	2007

Depreciation and amortization
Transaction-based activities	$4,461	$4,755	$4,959
Smart card accounts	-	-	-
Financial services	434	434	392
Hardware, software and related technology sales	11,020	4,312	4,343
Corporate/ Eliminations	1,167	1,321	1,356
Total	$17,082	$10,822	11,050
Income taxation expense
Transaction-based activities	21,966	21,512	19,544
Smart card accounts	3,764	4,735	4,556
Financial services	702	559	971
Hardware, software and related technology sales	1,547	3,809	5,777
Corporate/ Eliminations	14,765	8,577	6,726
Total	42,744	39,192	37,574
Net income
Transaction-based activities	54,179	51,942	47,418
Smart card accounts	9,678	11,592	11,154
Financial services	(711)	1,371	2,376
Hardware, software and related technology sales	3,905	7,797	273
Corporate/ Eliminations	19,550	13,993	2,458
Total	86,601	86,695	63,679
Expenditures for long-lived assets
Transaction-based activities	3,161	2,774	3,093
Smart card accounts	-	-	-
Financial services	751	562	279
Hardware, software and related technology sales	858	227	373
Corporate/ Eliminations	-	-	-
Total	$4,770	$3,563	$3,745

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

     It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

     Geographic Information

     Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2009	2008	2007

South Africa	$220,408	$238,905	$223,968
Europe	19,560	-	-
Rest of world	6,854	15,151	-
Total	$246,822	$254,056	$223,968

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20. COMMITMENTS AND CONTINGENCIES

     Operating lease commitments

     The Company leases certain premises. At June 30, 2009, the future minimum payments under operating leases consist of:

Due within 1 year	$2,023
Due within 2 years	1,570
Due within 3 years	813
Due within 4 years	262
Due within 5 years	$-

     Operating lease payments related to the premises and equipment were $4.1 million, $4.2 million and $4.0 million, respectively, for the years ended June 2009, 2008 and 2007, respectively.

     Capital commitments

     As of June 30, 2009 and 2008, the Company had outstanding capital commitments of approximately $0.04 million and $1.3 million, respectively.

     Purchase obligations

     As of June 30, 2009 and 2008, the Company had purchase obligations totaling $1.1 million and $6.9 million, respectively.

     Guarantees

     In 2001, Aplitec issued a guarantee of $3.2 million (R20 million) to Nedbank Limited, regarding the guarantee provided by Nedbank to the Eastern Cape provincial government. The guarantee was required by the provincial government to assure that Cash Paymaster Services (Proprietary) Limited, a wholly owned subsidiary of Aplitec, would perform under the contract for the provision of welfare grants to beneficiaries in the province. The maximum potential amount that Aplitec could pay is $2.5 million (R20 million), re-measured at the year end exchange rate of $1:ZAR7.88. This bank guarantee is in respect of the Company’s own performance of the contract and the Company is not guaranteeing the performance of any other party.

     Contingencies

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of our business.

     Management of the Company currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or our results of operations.

21. SHORT-TERM FACILITIES

     As of June 30, 2009, the Company had short-term facilities in South African Rand of approximately $63.4 million, translated at exchange rates applicable as of June 30, 2009. As of June 30, 2009 the overdraft rate on these facilities was 9.85% . In addition, BGS has short-term facilities of approximately $1.4 million, translated at exchange rates applicable as of June 30, 2009, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of June 30, 2009, the Company had utilized none of its South African short-term facilities. The Company’s management believes its current short-term facilities are sufficient in order to meet its future obligations as they arise.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21. SHORT-TERM FACILITIES (continued)

     Short-term loan facility obtained to fund the BGS acquisition

     The Company obtained a $110 million six month bank loan facility to fund the cash portion of the purchase price for the BGS acquisition. The Company was entitled to settle the full facility at any time during the six month period without incurring a prepayment penalty. During the year ended June 30, 2009, the Company utilized approximately $103 million of this facility to pay the cash portion of the purchase price, the $1.1 million facility fee and transaction-related costs. The interest rate charged on this facility was LIBOR plus 2.50% .

     The Company pledged $25 million of its US dollar-denominated cash reserves and the A class shares and B class shares it owned in New Aplitec, as collateral security for the bank loan. The Company paid the lender an upfront facility fee of $1.1 million which was amortized over the period that the loan was outstanding. Included in interest income, net for year ended June 30, 2009, is $1.1 million related to the facility fee. On October 16, 2008, the Company used internally generated funds to repay the loan in full and all collateral security arrangements were terminated.

22. RELATED PARTY TRANSACTIONS

     A South African trust was created in connection with the Aplitec transaction to hold the linked units. As described in note 12, as of October 16, 2008, the linked units ceased to exist. The Company does not have any interests in the trust nor does it have any involvement in the day-to-day operations of the trust. The Company paid the expenses of the trust which comprise mainly the administrative costs related to the conversion by linked unit holders to Net1 common stock. During the years ended June 30, 2009, 2008 and 2007, the Company incurred expenses of approximately $0.03 million, $0.1 million and $0.2 million, respectively, related to these administrative costs. In August 2009, the trustee of the trust received written confirmation from the Master of the Court that the trust had been deregistered.

23. FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM INVESTMENT

     The Company entered into an asset swap arrangement (in the form of a $110 million 32-day call account instrument) in order to facilitate the short-term loan facility described in note 21, however this asset swap arrangement was not linked to the loan facility and did not require redemption on the same date as the repayment of the loan facility. The Company earned interest at a rate of one month US dollar London Interbank Offered Rate (“LIBOR”) plus 0.25% on this instrument. The Company gave a call notice to the obligor on September 10, 2008, and the capital of $110 million (or ZAR 1,100.7 million) and interest on this instrument was repaid on October 16, 2008. The Company has realized a foreign exchange gain of approximately $26.7 million for the year ended June 30, 2009.

24. COSTS RELATED TO JSE LISTING

     The Company completed its inward listing, a secondary listing, on the JSE Limited (“JSE”) in South Africa on October 8, 2008. The Company did not issue any additional shares in connection with the listing, however, the listing did result in a trigger event which converted all of the Company’s special convertible preferred stock to common stock (see note 12). The Company’s selling, general and administration expense includes the costs incurred related to the listing on the JSE.

     The table below presents the costs incurred in connection with JSE listing during the year ended June 30, 2009:

June 30,
2009
Advisory fee to sponsor	$122
Legal fees	174
Regulatory and filing fees	93
Printing	47
Accounting fees	27
Other	32
Total costs related to JSE listing	$495

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
for the years ended June 30, 2009, 2008 and 2007
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

25. UNAUDITED QUARTERLY RESULTS

     The following tables contain selected unaudited consolidated statements of income for each quarter of fiscal 2009 and 2008:

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2009	2009	2008	2008	YTD
	(In thousands except per share data)

Revenue	$61,621	$55,878	$61,388	$67,935	$246,822
Operating income	22,479	20,873	22,805	27,278	93,435
Net income	18,216	14,379	27,762	26,244	86,601
Earnings per share (common stock and linked units (1))
Basic earnings per share, in $	0.33	0.26	0.49	0.46	1.55
Diluted earnings per share, in $	$0.33	$0.26	$0.49	$0.45	$1.54

     (1) – the remaining linked units were converted to common stock in October 2008.

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2008	2008	2007	2007	YTD
	(In thousands except per share data)

Revenue	$62,231	$63,066	$68,500	$60,259	$254,056
Operating income	27,604	28,650	28,226	25,906	110,386
Net income	21,482	26,967	20,318	17,928	86,695
Earnings per share (common stock and linked units)
Basic earnings per share, in $	0.38	0.47	0.36	0.31	1.52
Diluted earnings per share, in $	$0.38	$0.47	$0.35	$0.31	$1.50

26. SUBSEQUENT EVENTS

     On July 28, 2009, the Company repurchased an aggregate of 9,221,526 shares of its common stock from two shareholders, who originally acquired their shares in connection with the Aplitec transaction. The purchase price was $13.50 (ZAR 105.98) per share and was paid from the Company’s cash reserves in ZAR for an aggregate purchase price of $124.5 million (ZAR 977.3 million).

*********************