Form 10-Q
period 2009-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2009-11-05
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009 (the latest practicable date), 45,378,397 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2009	2009
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,312	$220,786
Pre-funded social welfare grants receivable (Note 2)	3,624	4,930
Accounts receivable, net of allowances of – September: $355; June: $395	43,766	42,475
Finance loans receivable, net of allowances of – September: $243; June: $226	2,588	2,563
Deferred expenditure on smart cards	40	8
Inventory (Note 3)	6,617	7,250
Deferred income taxes	13,597	12,282
Total current assets	209,544	290,294
OTHER LONG-TERM ASSETS, including available for sale securities (Note 4)	7,567	7,147
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $30,637; June: $28,169	7,342	7,376
EQUITY-ACCOUNTED INVESTMENTS (Note 4)	2,471	2,583
GOODWILL (Note 5)	121,935	116,197
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF –
September: $36,350; June: $31,150 (Note 5)	75,447	75,890
TOTAL ASSETS	424,306	499,487
LIABILITIES
CURRENT LIABILITIES
Accounts payable	4,230	5,481
Other payables	68,563	61,454
Income taxes payable	17,799	10,874
Total current liabilities	90,592	77,809
DEFERRED INCOME TAXES	45,543	41,737
OTHER LONG-TERM LIABILITIES, including noncontrolling interest loans	4,125	4,185
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	140,260	123,731
EQUITY
NET1 EQUITY:
COMMON STOCK (Note 7)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - September: 45,378,397;
June: 54,506,487	59	59
ADDITIONAL PAID-IN-CAPITAL	129,056	126,914
TREASURY SHARES, AT COST: September: 13,149,042; June: 3,927,516	(173,671)	(48,637)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(44,985)	(58,472)
RETAINED EARNINGS	371,294	353,353
TOTAL NET1 EQUITY	281,753	373,217
NON-CONTROLLING INTEREST	2,293	2,539
TOTAL EQUITY	284,046	375,756
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$424,306	$499,487

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited
Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2009	2008
	(In thousands, except per share data)

REVENUE	$65,514	$67,935

EXPENSE

Cost of goods sold, IT processing, servicing and support	16,827	19,236

Selling, general and administration	17,740	17,998

Depreciation and amortization	4,579	3,423

OPERATING INCOME	26,368	27,278

UNREALIZED FOREIGN EXCHANGE GAIN
RELATED TO SHORT-TERM INVESTMENT	-	6,076

INTEREST INCOME, net	2,371	3,162

INCOME BEFORE INCOME TAXES	28,739	36,516

INCOME TAX EXPENSE – (Note 11)	11,031	9,902

NET INCOME FROM CONTINUING OPERATIONS
BEFORE LOSS FROM EQUITY-ACCOUNTED
INVESTMENTS	17,708	26,614

LOSS FROM EQUITY-ACCOUNTED
INVESTMENTS (Note 4)	(111)	(310)

NET INCOME	17,597	26,304

(ADD) LESS: NET (LOSS) INCOME
ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	(344)	60

NET INCOME ATTRIBUTABLE TO NET1	$17,941	$26,244

Net income per share, in cents (Note 8)
Basic earnings attributable to Net1 shareholders	36.8	45.2
Diluted earnings attributable to Net1 shareholders	36.7	45.0

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (in thousands)

Net 1 UEPS Technologies, Inc. Shareholder

							Accumulated
			Number of		Additional		Other	Non-
	Number		Treasury	Treasury	Paid-In	Retained	Comprehensive	controlling		Comprehensive
	of Shares	Amount	Shares	Shares	Capital	Earnings	(Loss) Income	Interests	Total	Income

Balance – July 1, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	$353,353	$(58,472)		$373,217
Adjustment resulting from
adoption of new accounting
standards								$2,539	2,539
Exercise of options by holders	83,338	-			303				303
Restricted stock granted	10,098								-
Settlement of loan note
consideration for stock issued
in accordance with 2004 Stock
Incentive Plan					417				417
Stock-based compensation
charge					1,422				1,422
Acquisition of treasury shares			(9,221,526)	(125,034)					(125,034)
Comprehensive income (loss),
net of taxes:
Net income (loss)						17,941		(344)	17,597	$17,941
Other comprehensive
income (loss):
Movement in foreign
currency translation
reserve							13,487	98	13,585	13,487

Balance – September 30, 2009	58,527,439	$59	(13,149,042)	$(173,671)	$129,056	$371,294	$(44,985)	$2,293	$284,046	$31,428

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended
	September 30,
	2009	2008
	(In thousands)

Net income	$17,597	$26,304

Other comprehensive income (loss):
Movement in foreign currency translation reserve	13,585	(11,270)
Total other comprehensive income	13,585	(11,270)

Comprehensive income (loss)	31,182	15,034
Less comprehensive (loss) income attributable to
non-controlling interest	(246)	60
Comprehensive income (loss) attributable to
Net1	$31,428	$14,974

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$17,597	$26,304
Depreciation and amortization	4,579	3,423
Loss from equity-accounted investments	111	310
Fair value adjustments	(142)	(6,048)
Interest payable	78	639
(Profit) Loss on disposal of property, plant and equipment	(1)	1
Stock-based compensation charge	1,422	1,205
Facility fee amortized	-	748
Decrease (Increase) in accounts receivable, pre-funded
social welfare grants receivable and finance loans receivable	5,529	(46,141)
Increase in deferred expenditure on smart cards	(30)	(23)
Decrease (Increase) in inventory	1,015	(217)
Increase (Decrease) in accounts payable and other payables	25	(14,415)
Increase in taxes payable	6,211	3,409
Increase (Decrease) in deferred taxes	575	(2,170)
Net cash provided by (used in) operating activities	36,969	(32,975)

Cash flows from investing activities
Capital expenditures	(641)	(2,844)
Proceeds from disposal of property, plant and equipment	49	1
Acquisition of BGS, net of cash acquired	-	(95,328)
Acquisition of shares in equity-accounted investments	-	(550)
Net cash used in investing activities	(592)	(98,721)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue
expenses	720	155
Treasury stock acquired	(126,304)	-
Proceeds from short-term loan facility	-	110,000
Payment of facility fee	-	(1,100)
Repayment of noncontrolling interest loan	-	2
Proceeds from bank overdrafts	-	(1)
Repayment of loans	(137)	-
Net cash provided by financing activities	(125,721)	109,056

Effect of exchange rate changes on cash	7,870	(3,911)

Net decrease in cash and cash equivalents	(81,474)	(26,551)

Cash and cash equivalents – beginning of period	220,786	272,475

Cash and cash equivalents – end of period	$139,312	$245,924

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three Months Ended September 30, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.  Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

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

     Subsequent Events

     The Company has evaluated events occurring between the end of its fiscal quarter, September 30, 2009 and November 5, 2009, when these financial statements were issued.

     Recent accounting pronouncements adopted

     On July 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations. This guidance retains the fundamental requirements on business combinations that the acquisition method of accounting (defined as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The adopted guidance requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at the acquisition date. In addition, it also requires acquisition-related costs to be recognized separately from the business combination. The adopted guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this authoritative guidance on business combinations has not had a material effect on the Company’s results of operations or financial position.

1.  Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements adopted (continued)

     On July 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding noncontrolling interests. This guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. It clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. The adopted guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. However, the adopted guidance shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Accordingly, the Company’s consolidated balance sheet as of June 30, 2009 and unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the three months ended September 30, 2008, has been revised to conform to the new presentation requirements.

     On July 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles, (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. FAS 168 is effective prospectively from July 1, 2009 and has superseded all existing non-SEC accounting and reporting standards. Following FAS 168, the FASB has issued new guidance in the form of Accounting Standards Updates (“Update”).

     On July 1, 2009, the Company adopted Update 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles, (“Update 2009-01”). Update 2009-01 amends the Codification for the issuance of FAS 168. Update 2009-01 is effective prospectively from July 1, 2009.

     On July 1, 2009, the Company adopted authoritative guidance issued by the FASB which delays the effective date of guidance for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In addition, the Company adopted guidance which requires disclosure about fair value of financial instruments for interim reporting periods. The adoption of this authoritative guidance has not had a material effect on the Company’s results of operations or financial position.

     On July 1, 2009, the Company adopted authoritative guidance issued by the FASB which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under current guidance. The intent of the new guidance is to improve the consistency between the useful life of an intangible asset determined and the period of expected cash flows used to measure the fair value of the asset under. The adopted guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this authoritative guidance has not had a material effect on the Company’s results of operations or financial position.

     On July 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company issued restricted stock during fiscal 2010, 2009 and 2007 and these instruments are considered participating securities as they are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. The adopted guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Prior period basic earnings per share have been retrospectively adjusted to reflect the impact of the adoption.

1.  Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements adopted (continued)

     On July 1, 2009, the Company adopted guidance issued by the FASB which requires an acquirer in a business combination to recognize, at fair value, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The adopted guidance is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this authoritative guidance has not had a material effect on the Company’s results of operations or financial position.

     Recent accounting pronouncements not yet adopted as of September 30, 2009

     In June 2009, the FASB issued guidance which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This new guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This new guidance is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this new guidance.

     Update 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements, (“Update 2009-13”), provides amendments to the criteria in subtopic 605-25 of the Codification for allocating the consideration between the elements in a multiple-deliverable arrangement. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE or third party evidence is available. It replaces the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity specific assumptions rather then the assumptions of a market place participant. This amendment will eliminate the residual method of allocation and require that arrangement consideration be allocated using relative selling price method. It will also significantly expand the disclosures related to vendor’s multiple-deliverable revenue arrangements. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of Update 2009-13.

2.  Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2009 payment service commenced during the last three days of September 2009 and was offered at merchant locations only.

3.  Inventory

     The Company’s inventory comprised the following categories as of September 30, 2009 and June 30, 2009.

	September 30,	June 30,
	2009	2009

Raw materials	$46	$153
Finished goods	6,571	7,097
	$6,617	$7,250

4.  Fair value of financial instruments and equity-accounted investments

     Fair value of financial instruments

          Risk management

     The Company seeks to reduce its exposure to currencies other than the ZAR through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, the Company uses financial instruments in order to economically hedge its exposure to exchange rate and interest rate fluctuations arising from our operations. The Company is also exposed to equity price and liquidity risks as well as credit risks.

          Currency exchange risk

     The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and US dollar. The Company has used forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand.

     The Company’s outstanding foreign exchange contracts are as follows:

     As of September 30, 2009

     None

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

          Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. On March 1, 2009, the Company acquired approximately 22% of the issued share capital of Finbond Group Limited (“Finbond”), which are exchange-traded equity securities. The fair value of these securities as of September 30, 2009, represented approximately 2% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

4. Fair value of financial instruments and equity-accounted investments (continued)

     Financial instruments (continued)

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

     The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond, as of September 30, 2009 is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

     Finbond’s shares are traded on the JSE, and consequently are within the scope of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (Topic 320); the Company has designated such shares as available for sale investments. Pursuant to FSP 157-3, however, the Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond include primarily mortgage brokering services and microlending. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

          Derivative transactions - Foreign exchange contracts

     The Company had no outstanding foreign exchange contracts as of September 30, 2009. As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter customized derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of BBB or better. The Company uses quoted prices in active markets for identical assets and liabilities to determine fair value. The Company has no derivatives that require fair value measurement under level 1 and 3 of the fair value hierarchy.

     The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2009 according to the fair value hierarchy:

Quoted
Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock
(available for sale assets included in
OTHER LONG-TERM ASSETS)	-	-	$7,401	$7,401
Total assets at fair value	-	-	$7,401	$7,401

4. Fair value of financial instruments and equity-accounted investments (continued)

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

     In accordance with the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company reviews the carrying values of its investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and the excess is determined to be other-than-temporary. The Company determined that there was not a decline in the fair value below cost of the equity-accounted investments during the reporting periods presented herein, and therefore has not recorded an impairment charge during three months ended September 30, 2009.

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

     The functional currency of the Company’s equity-accounted investments is not the US dollar and thus the investments are restated at the period end US dollar/foreign currency exchange rate with an entry against accumulated other comprehensive loss. The functional currency of SmartSwitch Namibia is the Namibian dollar, the functional currency of SmartSwitch Botswana is the Botswana pula, the functional currency of VTU Colombia is the Colombian peso and the functional currency of Vinapay is the Vietnamese dong.

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2009 and September 30, 2009:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2009	$3,467	$2,468	$(3,451)	$99	$2,583
(Loss) Earnings from equity-
accounted investments	-	-	(201)	90	(111)
SmartSwitch Namibia(1)	-	-	-	30	30
SmartSwitch Botswana(1)	-	-	(10)	60	50
VTU Colombia(1)	-	-	(148)	-	(148)
VinaPay(1)	-	-	(43)	-	(43)
Foreign currency adjustment(2)	186	87	(235)	(39)	(1)
Balance as of September 30, 2009	$3,653	$2,555	$(3,887)	$150	$2,471

     (1) – includes the recognition of realized net income as described below.
     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     There were no significant sales to these investees that require elimination during the three months ended September 30, 2009 and 2008. During the year ended June 30, 2007, the Company sold a license to VTU Colombia and sold hardware and software to SmartSwitch Botswana. The Company recognizes this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia are utilized in its operations, or has been sold to third party customers, as the case may be.

5. Goodwill and intangible assets

     Goodwill

     Summarized below is the movement in carrying value of goodwill for the three months ended September 30, 2009.

Carrying
value

Balance as of June 30, 2009	$116,197
Foreign currency adjustment (1)	5,738
Balance as of September 30, 2009	$121,935

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR and the euro against the US dollar on the carrying value of goodwill.

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September	June 30,
	30, 2009	2009

Transaction-based activities	$37,500	$35,362
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	84,435	80,835
Total	$121,935	$116,197

     Intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2009 and June 30, 2009:

	As of September 30, 2009			As of June 30, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$87,456	$(16,211)	$71,245	$83,824	$(12,306)	$71,518
Software and unpatented
technology	10,688	(10,688)	-	10,079	(10,079)	-
FTS patent	5,156	(4,703)	453	4,861	(4,333)	528
Exclusive licenses	4,506	(3,455)	1,051	4,506	(3,293)	1,213
Trademarks	3,877	(1,179)	2,698	3,656	(1,025)	2,631
Customer contracts	114	(114)	-	114	(114)	-
Total finite-lived intangible assets	$111,797	$(36,350)	$75,447	$107,040	$(31,150)	$75,890

     Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2009, was approximately $3.6 million (three months ended September 30, 2008, was approximately $2.4 million). Future annual amortization expense is estimated at approximately $14.3 million, however, this amount could differ from the actual amortization as a result of changes in useful lives, exchange rate fluctuations and other relevant factors.

6. Short-term facilities

     As of September 30, 2009, the Company had short-term facilities in ZAR of approximately $67.3 million, translated at exchange rates applicable as of September 30, 2009. As of September 30, 2009 the overdraft rate on these facilities was 9.35% . In addition, BGS has short-term facilities of approximately $1.5 million, translated at exchange rates applicable as of September 30, 2009, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of September 30, 2009, the Company had utilized none of its South African short-term facilities. The Company’s management believes its current short-term facilities are sufficient in order to meet its future obligations as they arise.

7. Capital structure

     The Company’s capital structure is described in Note 12 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

     Common stock repurchases

     On July 28, 2009, the Company repurchased an aggregate of 9,221,526 shares of its common stock from two shareholders, who originally acquired their shares in connection with the Aplitec transaction. The purchase price was $13.50 (ZAR 105.98) per share and was paid from the Company’s cash reserves in ZAR for an aggregate purchase price of $124.5 million (ZAR 977.3 million).

8. Earnings per share

     The entire consolidated net income of the Company was attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units prior to the Company’s listing on the JSE Limited (“JSE”). As discussed in Note 12 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, all of the remaining linked unit holders converted their linked units to common stock in October 2008 as a result of listing of all of the Company’s common stock on the JSE. As a result of the conversion of all the linked units, the entire consolidated net income of the Company is attributable to the holders of Net1 common stock.

     Basic earnings per share includes restricted stock awards that meet the definition of a “participating security” as described in FSP EITF 03-6-1 (Topic 260). Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2009 and 2008, reflects only undistributed earnings. Basic earnings per shares for the three months ended September 30, 2008, have been retrospectively adjusted, as required by FSP EITF 03-6-1 (Topic 260), to include participating securities in the weighted average number of outstanding shares of common stock.

     Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended September 30, 2009 and 2008, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of September 30, 2009 and 2008, the vesting conditions in respect of a portion of the awards had been satisfied.

     The basic earnings per share for the three months ended September 30, 2008, for the common stock and linked units are the same and is calculated by dividing the net income by the combined retrospectively adjusted weighted average number (58.0 million) of common stock (53.2 million) and special convertible preferred stock (4.8 million) in issue.

     The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three months ended September 30, 2009 and 2008.

	Three months ended
	September 30,
	2009	2008(1)
	‘000	‘000
Weighted average number of outstanding shares of
common stock – basic	48,815	58,032	(2)
Weighted average effect of dilutive securities:
employee stock options	103	330	(3)
Weighted average number of outstanding shares of
common stock – diluted	48,918	58,362	(4)

(1) the weighted average number of outstanding shares have been retrospectively adjusted to conform with the requirements of FSP EITF 03-6-1 (Topic 260).
(2) includes 53,231 and 4,801 shares attributable to common stock holders and linked unit holders, respectively.
(3) includes 302 and 28 shares attributable to common stock holders and linked unit holders, respectively.
(4) includes 53,533 and 4,829 shares attributable to common stock holders and linked unit holders, respectively.

9. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the three months ended September 30, 2009, and 2008:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value
Outstanding – July 1, 2009	1,896,994	$19.03	8.30	$1,576
Exercised	(83,338)	-	-	1,667
Outstanding – September 30, 2009	1,813,656	$19.76	8.20	5,135

Outstanding – July 1, 2008	953,378	$18.20	7.40	5,813
Granted under plan	560,000	$24.46	10.00	-	$4,017
Exercised	(50,006)	-	-	1,270
Outstanding – September 30, 2008	1,463,372	$21.12	8.27	$3,102

     No stock options became exercisable during the three months ended September 30, 2009 and 2008.

     During the three months ended September 30, 2009 and 2008, the Company received approximately $0.3 million and $0.2 million, respectively from stock options exercised and approximately $0.4 million and $0 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

          Restricted stock

     The following table summarizes restricted stock activity for the three months ended September 30, 2009, and 2008:

		Weighted
	Number of	Average
	Shares of	Grant
	Restricted	Date Fair
	Stock	Value
Non-vested – July 1, 2009	597,162	-
Granted – August 2009	10,098	$185
Vested	(198,338)	-
Non-vested – September 30, 2009	408,922	-

Non-vested – July 1, 2008	594,782	-
Granted – August 2008	3,474	$85
Non-vested – September 30, 2008	598,256	-

     The fair value of restricted stock vested during the three months ended September 30, 2009, was $3.8 million (2008: Nil).

9. Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $1.4 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended September 30, 2009
Stock-based compensation charge	$1,422	$51	$1,371
Total – Three months ended September 30, 2009	$1,422	$51	$1,371

Three months ended September 30, 2008
Stock-based compensation charge	$1,205	$61	$1,144
Total – Three months ended September 30, 2008	$1,205	$61	$1,144

     The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of September 30, 2009, the total unrecognized compensation cost related to stock options was approximately $6.2 million, which the Company expects to recognize over approximately five years. As of September 30, 2009, the total unrecognized compensation cost related to restricted stock awards was approximately $6.7 million, which the Company expects to recognize over approximately three years.

     As of September 30, 2009, the Company has recorded a deferred tax asset of approximately $0.8 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

10. Operating segments

     The Company discloses segment information in accordance with FASB SFAS 131, Disclosures about Segments of an Enterprise and Related Information (Topic 280), which requires companies to determine and review their segments as reflected in the management information systems reports that their managers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

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

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa and transaction processing for retailers, utilities and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three months ended September 30, 2009, there were three such customers, providing 31%, 18% and 12%, of total revenue (the three months ended September 30, 2008: two such customers, providing 30% and 15%, respectively, of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

10. Operating segments (continued)

     The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The Company sold its traditional microlending business included in this segment on March 1, 2009, and therefore the Financial services segment for the three months ended September 30, 2009, comprised only the Company’s UEPS-based microlending business.

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

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2009	2008

Revenues to external customers
Transaction-based activities	$44,978	$40,344
Smart card accounts	8,074	8,570
Financial services	792	1,784
Hardware, software and related technology sales	11,670	17,237
Total	65,514	67,935
Inter-company revenues
Transaction-based activities	1,031	1,010
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	518	702
Total	1,549	1,712
Operating income
Transaction-based activities	26,668	21,638
Smart card accounts	3,670	3,895
Financial services	531	327
Hardware, software and related technology sales	(1,713)	4,134
Corporate/Eliminations	(2,788)	(2,716)
Total	26,368	27,278
Interest earned
Transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	2,647	6,730
Total	2,647	6,730
Interest expense
Transaction-based activities	265	2,196
Smart card accounts	-	-
Financial services	1	-
Hardware, software and related technology sales	2	112
Corporate/Eliminations	8	1,260
Total	$276	$3,568

10. Operating segments (continued)

	Three months ended
	September 30,
	2009	2008

Depreciation and amortization
Transaction-based activities	$1,481	$1,114
Smart card accounts	-	-
Financial services	123	113
Hardware, software and related technology sales	2,686	1,875
Corporate/Eliminations	289	321
Total	$4,579	$3,423
Income taxation expense
Transaction-based activities	7,512	5,578
Smart card accounts	1,027	1,090
Financial services	149	92
Hardware, software and related technology sales	34	1,575
Corporate/Eliminations	2,309	1,567
Total	11,031	9,902
Net income after taxation
Transaction-based activities	18,966	13,866
Smart card accounts	2,643	2,805
Financial services	381	235
Hardware, software and related technology sales	(1,733)	2,881
Corporate/Eliminations	(2,316)	6,457
Total	17,941	26,244
Segment assets
Total	424,306	588,082
Expenditures for long-lived assets
Transaction-based activities	416	2,083
Smart card accounts	-	-
Financial services	60	591
Hardware, software and related technology sales	165	170
Corporate/Eliminations	-	-
Total	$641	$2,844

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

11. Income tax in interim periods

     For the purposes of interim financial reporting, the Company determines the appropriate income tax provision in accordance with the guidance in APB Opinion 28, Interim Reporting (Topic 740), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (Topic 740). Accordingly, the tax charge is calculated by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income. This amount is then adjusted for the tax effect of significant unusual or extraordinary items that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate, if and when applicable, on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

     For the three months ended September 30, 2009, the tax charge was calculated using the expected effective tax rate for the year (34.55%) . Our effective tax rate for the three months ended September 30, 2009, was 38.4% .

11. Income tax in interim periods (continued)

     The Company increased its unrecognized tax benefits by $0.1 million during the three months ended September 30, 2009. As of September 30, 2009, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Austria, Russian Federation and in the US federal jurisdiction. As of September 30, 2009, the Company is no longer subject to income tax examination by the South African Revenue Service for years before September 30, 2005. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

     Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2009. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Business Developments During Fiscal 2010

          South Africa

     SASSA update

     The South Africa Social Security Agency, or SASSA, has not yet released a request for tender and accordingly we continue to provide our service under the one year extension which expires on March 31, 2010. We continue to believe it likely that SASSA will provide current service providers with an extension, however, we can not accurately predict the period of such extension, if any.

     Progress of wage payment implementation

     Under our wage payment initiative, we continue to enroll employees at our existing corporate customers as well as pursue business development activities with additional prospects. To support future growth, we are adding and training management and business development staff dedicated to wage payment.

          Outside South Africa

     The African Continent and Iraq

     During the first quarter of fiscal 2010, we recorded revenue from transaction fees and the delivery of smartcards under our Iraqi contract. We have entered the second phase of our initiative in Ghana and now generate recurring income in the form of hardware and software maintenance fees. We expect to generate revenues from the sale of smartcards and transaction fees under our Iraqi contract and hardware and software maintenance revenues from Ghana during the second quarter of fiscal 2010.

     We continue to service our current customers on the African continent and in Iraq. Our UETS business unit made further progress on its business development efforts in multiple new countries on the African continent during the quarter.

     During the first quarter of fiscal 2010, SmartSwitch Namibia generated incremental transaction fees from prepaid airtime and electricity transactions and transactions conducted between merchants and UEPS-enabled smartcards in Namibia. SmartSwitch Botswana generated transaction fees during the first quarter of fiscal 2010 from the payment of food voucher grants and sold hardware to merchants participating in the food voucher program. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during the second quarter of fiscal 2010.

     BGS

     BGS’ operations are seasonal and the first quarter and third quarters are historically its weakest. Growth at BGS during the first quarter of fiscal 2010 was adversely impacted by our transitioning of its business model from a hardware and software sale oriented company to one which generates recurring transaction fees, as well as by challenging economic conditions in Eastern Europe. We expect revenue from BGS to improve sequentially during the second quarter of fiscal 2010, but below year ago levels as we continue migrating its revenue stream toward a transaction-oriented model.

     Net1 Virtual Card

     We continue to market our Virtual Card offering in the continental United States and surrounding territories and successfully demonstrated, in a live environment, this product to a number of prospective partners, including mobile operators, banks and card associations.

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

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2009.

  Deferred taxation;
  Stock-based compensation;
  Intangible assets acquired through the acquisition of Prism and BGS;
  Accounts receivable and provision for doubtful debts;
  Research and development; and
  Revenue Recognition – System Implementation Projects.

     Recent accounting pronouncements adopted

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted as of September 30, 2009, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

     Recent accounting pronouncements not yet adopted as of September 30, 2009

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2009, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2009	2008	2009
ZAR : $ average exchange rate	7.8270	7.7860	9.0484
Highest ZAR : $ rate during period	8.3187	8.3835	11.8506
Lowest ZAR : $ rate during period	7.2838	7.1557	7.1556
Rate at end of period	7.4327	8.1976	7.8821

     Translation exchange rates

     We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the first quarter of fiscal 2010 and 2009, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2009	2008	2009
Income and expense items: $1 = ZAR.	7.8153	7.8045	8.9397

Balance sheet items: $1 = ZAR	7.4327	8.1976	7.8821

Results of operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in US dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for the first quarter of fiscal 2009 include the operations of BGS from September 1, 2008. BGS’s operations are included in our consolidated financial statements for the entire first quarter of fiscal 2010.

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

     First quarter fiscal 2010 compared to the first quarter of fiscal 2009

     The following factors had a significant influence on our results of operations during the first quarter of fiscal 2010 as compared with the same period in the prior year:

  increased revenues and operating income resulting from an inflation-adjusted fixed fee for the distribution of a minimum number of social welfare grants;
  increased revenues and operating income resulting from higher transaction volumes at EasyPay;
  increased revenues and operating income from the continued adoption of our merchant acquiring system by cardholders;
  decrease in revenue and operating income from our hardware, software and related technology sales operating segment resulting from $6.2 million in sales to Ghana and Nedbank during fiscal 2009 and cyclical pressure on certain commodity hardware products;
  decrease in operating income as a result of amortization of intangible assets related to the BGS and RMT acquisitions;
  increased net income during fiscal 2009 resulting from an unrealized foreign exchange rate gain related to the asset swap we entered into during the period; and
  increased net income as a result of the change in our fully distributed tax rate from 35.45% to 34.55% during fiscal 2009.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended September 30,
	2009	2008	$ %
	$ ’000	$ ’000	change
Revenue	65,514	67,935	(4)%
Cost of goods sold, IT processing, servicing and support	16,827	19,236	(13)%
Selling, general and administration	17,740	17,998	(1)%
Depreciation and amortization	4,579	3,423	34%
Operating income	26,368	27,278	(3)%
Unrealized foreign exchange gain related to short-term
investment	-	6,076
Interest income, net	2,371	3,162	(25)%
Income before income taxes	28,739	36,516	(21)%
Income tax expense	11,031	9,902	11%
Net income before loss from equity-accounted investments	17,708	26,614	(33)%
Loss from equity-accounted investments	(111)	(310)	(64)%
Net income	17,597	26,304	(33)%
(Add) Less: net (loss) income attributable to non-controlling
interest	(344)	60
Net income attributable to us	17,941	26,244	(32)%

	In South African Rand
Table 4	(US GAAP)
	Three months ended September 30,
		2008	ZAR
	2009	ZAR	%
	ZAR ’000	’000	change
Revenue	512,011	530,197	(3)%
Cost of goods sold, IT processing, servicing and support	131,508	150,127	(12)%
Selling, general and administration	138,644	141,845	(2)%
Depreciation and amortization	35,786	26,714	34%
Operating income	206,073	211,511	(3)%
Unrealized foreign exchange gain related to short-term
investment	-	48,800
Interest income, net	18,530	24,678	(25)%
Income before income taxes	224,603	284,989	(21)%
Income tax expense	86,210	77,280	12%
Net income before loss from equity-accounted investments	138,393	207,709	(33)%
Loss from equity-accounted investments	(867)	(2,419)	(64)%
Net income	137,526	205,290	(33)%
(Add) Less: net (loss) income attributable to non-controlling
interest	(2,688)	468
Net income attributable to us	140,214	204,822	(32)%

     Analyzed in ZAR the decrease in revenue and cost of goods sold, IT processing, servicing and support for the first quarter of fiscal 2010, was primarily due to fewer sales of hardware, which was partially offset by higher revenues in our transaction-based activities operating segment.

     Operating income margin for the first quarter of each of fiscal 2010 and 2009 was 40%. We discuss the components of the operating income margin under “—Results of operations by operating segment”.

     Selling, general and administration expenses decreased during the first quarter of fiscal 2010 primarily due to JSE Limited listing costs of approximately $0.4 million (ZAR 3.4 million) incurred during fiscal 2009. Selling, general and administration expenses include the stock-based compensation charge related to the stock options awarded in the May 2009 and restricted stock granted in August 2009.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to our independent accountants related to the audit and review process and, during fiscal 2009, fees paid to our consultants and advisors assisting with the JSE listing. This has resulted in expenditures of $0.7 million (ZAR 5.1 million) and $0.9 million (ZAR 7.1 million) during the first quarter of fiscal 2010 and 2009, respectively.

     Depreciation and amortization and deferred tax expenses increased during fiscal 2010 primarily as a result of the BGS and RMT acquisitions, as summarized in the tables below:

	Three months ended
Table 5	September 30,
	2009	2008
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	3,324	2,141
Prism acquisition	413	1,275
RMT acquisition	515	-
BGS acquisition	2,396	866

Deferred tax included in income tax expense:	883	651
Prism acquisition	138	434
RMT acquisition	144	-
BGS acquisition	601	217

	Three months ended
Table 6	September 30,
	2009	2008
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	25,978	16,710
Prism acquisition	3,229	9,951
RMT acquisition	4,024	-
BGS acquisition	18,725	6,759

Deferred tax included in income tax expense:	6,905	5,079
Prism acquisition	1,081	3,385
RMT acquisition	1,127	-
BGS acquisition	4,697	1,694

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. Through September 30, 2009, we were in an extension phase with all our contracts thus and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been written off in prior periods. Accordingly, depreciation expense related to these activities decreased during the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     Our results for the first quarter of fiscal 2009 include the unrealized foreign exchange gain resulting from an asset swap arrangement (in the form of a 32-day call account instrument) that we entered into in connection with the short-term bank financing we obtained to fund the BGS acquisition. We were required to mark to market the instrument as of September 30, 2008, and recorded an unrealized gain of approximately $6.1 million (ZAR 48.8 million) for the first quarter of fiscal 2009.

     Interest on surplus cash for the first quarter of fiscal 2010 decreased to $2.6 million (ZAR 20.3 million) from $6.7 million (ZAR 52.3 million) for the first quarter of fiscal 2009. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 and lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 15.50% per annum for the first quarter of fiscal 2009 to 10.74% per annum for the first quarter of fiscal 2010. The lower cash balances resulted primarily from our repurchase of our shares from Brait S.A’s investment affiliates.

     Included in interest expense for the first quarter of fiscal 2009 is the facility fee of approximately $0.7 million (ZAR 5.8 million) that we paid to the lender under the short-term loan facility we obtained to fund the BGS acquisition and approximately $0.5 million (ZAR 3.9 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest on the short-term loan facility, interest expense decreased during the first quarter of fiscal 2010 due to a decrease in the average rates of interest on our short-term facilities and the elimination of our obligation to provide prefunded social welfare grants to provincial governments. In ZAR, excluding the impact of the facility fee, finance costs decreased to $0.3 million (ZAR 2.2 million) for the first quarter of fiscal 2010 from $2.9 million (ZAR 22.6 million) for the first quarter of fiscal 2009.

     Total tax expense for the first quarter of fiscal 2010 was $11.0 million (ZAR 86.2 million) compared with $9.9 million (ZAR 77.3 million) during the same period in the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, the reduction in the fully distributed tax rate from 35.45% to 34.55% during the first quarter of fiscal 2009 resulted in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) was included in our income tax expense in our unaudited condensed consolidated statement of operations. In ZAR, without giving effect to the change in our fully-distributed tax rate, our total tax expense decreased primarily due to lower net income before taxation from our operating activities. Our effective tax rate for the first quarter of fiscal 2010 was 38.4%, compared to 27.1% for the first quarter of fiscal 2009. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 34.55% during fiscal 2009, offset by an increase in non-deductible expenses, including stock-based compensation charges and legal fees, during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

     Loss from equity-accounted investments for the first quarter of fiscal 2010 and 2009 was $0.1 million (ZAR 0.9 million) and $0.3 million (ZAR 2.4 million), respectively.

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended September 30,
	2009	% of	2008	% of	%
Operating Segment	$’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	44,978	69%	40,344	59%	11%
Smart card accounts	8,074	12%	8,570	13%	(6)%
Financial services	792	1%	1,784	3%	(56)%
Hardware, software and related technology sales	11,670	18%	17,237	25%	(32)%
Total consolidated revenue	65,514	100%	67,935	100%	(4)%
Consolidated operating income (loss):
Transaction-based activities	26,668	101%	21,638	79%	23%
Operating income before amortization	27,450		22,052		24%
Amortization of intangible assets	(782)		(414)		89%
Smart card accounts	3,670	14%	3,895	14%	(6)%
Financial services	531	2%	327	1%	62%
Hardware, software and related technology sales	(1,713)	(6)%	4,134	15%	(141)%
Operating income before amortization	829		5,861		(86)%
Amortization of intangible assets	(2,542)		(1,727)		47%
Corporate/eliminations	(2,788)	(11)%	(2,716)	(9)%	3%
Total consolidated operating income	26,368	100%	27,278	100%	(3)%

Table 8	In South African Rand (US GAAP)
	Three months ended September 30,
	2009		2008
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	351,516	69%	314,864	59%	12%
Smart card accounts	63,101	12%	66,884	13%	(6)%
Financial services	6,190	1%	13,923	3%	(56)%
Hardware, software and related technology sales	91,204	18%	134,526	25%	(32)%
Total consolidated revenue	512,011	100%	530,197	100%	(3)%
Consolidated operating income (loss):
Transaction-based activities	208,418	101%	168,874	79%	23%
Operating income before amortization	214,529		172,103		25%
Amortization of intangible assets	(6,111)		(3,229)		89%
Smart card accounts	28,682	14%	30,398	14%	(6)%
Financial services	4,150	2%	2,552	1%	63%
Hardware, software and related technology sales	(13,388)	(6)%	32,264	15%	(141)%
Operating income before amortization	6,479		45,745		(86)%
Amortization of intangible assets	(19,867)		(13,481)		47%
Corporate/eliminations	(21,789)	(11)%	(22,577)	(9)%	(3)%
Total consolidated operating income	206,073	100%	211,511	100%	(3)%

     Transaction-based activities

     In ZAR, the increases in revenue and operating income were primarily due to higher average revenue per grant paid in all provinces where we provide a welfare distribution service, increased revenue resulting from the opening of the October 2009 pay file in all five provinces in the last three days of September 2009, continued adoption of our merchant acquiring system in the provinces where we distribute welfare grants, increased transacting ability at participating retailers’ POS devices in these provinces, and increased transaction volumes at EasyPay. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our transaction-based activities increased to 59% from 54%. The increase was due primarily to the early opening of the October 2009 pay file, higher average revenue per grant paid due to the standard pricing formula for all provinces and improved margins at EasyPay.

          Higher average revenue per grant paid resulting from one year extension:

     Our new interim contract with SASSA became effective on April 1, 2009 and expires on March 31, 2010. The new contract, contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. Under our previous contracts, depending on the province, we received either a fee per grant distributed, or per beneficiary paid, or as a percentage of the total grant amount distributed. The new standard pricing formula has resulted in higher average revenue per grant paid in all provinces during the first quarter of fiscal 2010 compared with fiscal 2009 due to the decrease in the number of grants paid during fiscal 2010 compared with fiscal 2009.

     During the first quarter of fiscal 2010, we experienced lower volumes in all the provinces where we administer payments of social welfare grants mainly due to SASSA suspending certain grant types and removing fraudulent beneficiaries. In total, the volume of payments processed during the first quarter of fiscal 2010 decreased 5% to 11,476,776 from the first quarter of fiscal 2009.

     Contract volumes during the first quarter of fiscal 2010 and 2009, as well as average revenue per grant paid are detailed below:

Table 9	Three months ended September 30,
	Number of		Average Revenue per Grant Paid
	Grants Paid		2009	2008	2009	2008
Province	2009	2008	$(1)	$(2)	ZAR(1)	ZAR(2)
KwaZulu-Natal	4,858,445	5,230,041	3.21	3.07	25.13	23.89
Limpopo	2,921,632	2,958,456	3.19	2.33	24.96	18.15
North West	1,161,218	1,385,537	3.44	3.30	26.94	25.68
Northern Cape	481,157	497,726	3.21	3.09	25.12	24.03
Eastern Cape	2,054,324	2,058,236	2.94	2.12	22.99	16.52
Total	11,476,776	12,129,996

     (1) Average Revenue per Grant Paid excludes $ 0.78 (ZAR 5.50) related to the provision of smart card accounts.

     (2) Average Revenue per Grant Paid excludes $ 0. 71 (ZAR 5.50) related to the provision of smart card accounts.

          Continued adoption of our merchant acquiring system:

     The increase in the number of POS devices and number of participating UEPS retail locations since September 30, 2008, is due to increased rental or purchase of POS devices by current merchants requesting additional equipment and new merchants joining our UEPS merchant acquiring system.

     The key statistics and indicators of our merchant acquiring system during the first quarter of fiscal 2010 and 2009, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	September 30,
	2009	2008
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,528	4,170
Number of participating UEPS retail locations	2,506	2,382
Value of transactions processed through POS devices during the quarter
(2) (in $ ’000)	380,782	319,410
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in $ ’000)	366,786	293,899
Value of transactions processed through POS devices during the quarter
(2) (in ZAR ’000)	2,980,378	2,486,912
Value of transactions processed through POS devices during the
completed pay cycles for the quarter (3) (in ZAR ’000)	2,870,837	2,288,288
Number of grants paid through POS devices during the quarter (2)	4,846,515	4,543,147
Number of grants paid through POS devices during the completed pay
cycles for the quarter (3)	4,675,128	4,208,634
Average number of grants processed per terminal during the quarter (2) .	1,082	1,061
Average number of grants processed per terminal during the completed
pay cycles for the quarter (3)	1,044	983

     (1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
     (2) Refers to events occurring during the quarter (i.e., based on three calendar months).
     (3) Refers to events occurring during the completed pay cycle.

     The following chart presents the number of POS devices installed and the average spend per POS device, per pay cycle and calendar month, during the 18 month period ended September 30, 2009:

     The following chart presents the growth in the value of loads at merchant locations processed through our installed base of POS devices, per pay cycle and calendar month, during the 18 month period ended September 30, 2009:

     The following graph presents the number of social welfare grants loaded at merchant locations, per pay cycle and calendar month, for the 18 month period ended September 30, 2009:

          EasyPay transaction fees:

     During the first quarter of fiscal 2010 and 2009, EasyPay processed 153 million and 135 million transactions with an approximate value of $4.3 billion (ZAR 33.4 billion) and $4.1 billion (ZAR 31.7 billion), respectively. The increase in transaction volumes results from more value-added services processed by EasyPay during the first quarter of fiscal 2010 compared with 2009.The average fee per transaction during each of the first quarter of fiscal 2010 and 2009, was $0.03 (ZAR 0.22) . We expect transaction volumes to increase as a result of higher value added services processed by EasyPay during the second quarter of fiscal 2010 compared with fiscal 2009. In ZAR, we do not expect a significant fluctuation in the average fee per transaction during the second quarter of fiscal 2010.

     Operating income margins generated by EasyPay during the first quarter of fiscal 2010 and 2009, were 47% and 42%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Certain EasyPay intangible assets were fully amortized at the end of fiscal 2009. Accordingly, our results for the first quarter of fiscal 2010 includes less EasyPay intangible asset amortization compared with fiscal 2009 which has resulted in a higher operating income margin at EasyPay.

     Amortization of EasyPay intangible assets during the first quarter of fiscal 2010 and 2009, of $0.3 million (ZAR 2.1 million) and $0.4 million (ZAR 3.2 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during each of the first quarter of fiscal 2010 and 2009 was 53%.

     Smart card accounts

     In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,794,827 smart card-based accounts were active at September 30, 2009, compared to 4,039,359 active accounts as at September 30, 2008. The decrease in the number of active accounts resulted from the suspension and removal of invalid or fraudulent grants by SASSA.

     Operating income margin from providing smart card accounts was constant at 45% for the first quarter of fiscal 2010 and 2009.

     Financial services

     On March 1, 2009, we sold our traditional microlending business to Finbond, and therefore our segment results for the first quarter of fiscal 2010 do not include any revenue or loss from this business.

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

     Operating income margin for the financial services segment increased to 67% for the first quarter of fiscal 2010 from 18% for the first quarter of fiscal 2009 primarily due to sale of the traditional microlending business, which had an overall lower operating income margin compared with UEPS-based lending.

     Hardware, software and related technology sales

     Operating results include BGS for the entire first quarter of fiscal 2010 and from September 1, 2008, for the fist quarter of fiscal 2009. The table below presents the contribution of BGS to our revenue and operating income during the first quarter of fiscal 2010 and 2009:

	Three months ended
Table 11	September 30,
	2009	2008
	$ ’000	$ ’000
Revenue	11,670	17,237
Hardware, software and related technology sales excluding BGS	10,622	16,172
BGS	1,048	1,065

Operating income before amortization of intangible assets	829	5,861

Operating income	(1,713)	4,134
Hardware, software and related technology sales excluding BGS	1,993	4,588
BGS	(3,706)	(454)
BGS excluding amortization of acquisition related intangible assets	(1,310)	412
Amortization of acquisition related intangible assets	(2,396)	(866)

	Three months ended
Table 12	September 30,
	2009	2008
	ZAR ’000	ZAR ’000
Revenue	91,204	134,526
Hardware, software and related technology sales excluding BGS	83,014	126,214
BGS	8,190	8,312

Operating income before amortization of intangible assets	6,479	45,745

Operating income	(13,388)	32,264
Hardware, software and related technology sales excluding BGS	15,575	35,808
BGS	(28,963)	(3,544)
BGS excluding amortization of acquisition related intangible assets	(10,238)	3,215
Amortization of acquisition related intangible assets	(18,725)	(6,759)

     In ZAR, the decrease in revenue was primarily due to lower revenues at BGS due to seasonality and lower ad hoc hardware and software development sales in 2010 as compared with the prior year when we recorded revenue from sales under our Ghana contract. In ZAR, the decrease in operating income was primarily due to amortization of BGS intangible assets and lower sales activity.

     During the first quarter of fiscal 2009 we recognized revenue of $2.3 million (ZAR 18.2 million) from sales of hardware to Nedbank. Sales to Nedbank occur on an ad hoc basis and there were no significant sales during the first quarter of fiscal 2010.

     Amortization of Prism intangible assets during the first quarter of fiscal 2010 and 2009, respectively, was approximately $0.1 million (ZAR 1.1 million) and $0.9 million (ZAR 6.7 million), respectively, and reduced our operating income.

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

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At September 30, 2009, our cash balances were $139.3 million, which comprised mainly ZAR-denominated balances of ZAR 866.0 million ($116.5 million), US dollar-denominated balances of $12.3 million and other currency deposits, primarily euro, of $10.5 million. Our cash balances decreased from June 30, 2009, levels mainly as a result of the repurchase of our common stock from Brait S.A. and its investment entities affiliates, which decrease was offset by cash generated by operating activities.

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

     Cash flows from operating activities

     Three months ended September 30, 2009

     Net cash provided by operating activities for the first quarter of fiscal 2010 was $37.0 million (ZAR 289.1 million) compared to net cash outflows from operating activities of $33.0 million (ZAR 257.8 million) for the first quarter of fiscal 2009. The difference was due mainly to the elimination of our obligation to provide prefunded social welfare grant payments on behalf of provincial governments.

     During the first quarter of fiscal 2010 we made an additional second provisional tax payment of $3.9 million (ZAR 29.6 million) related to our 2009 tax year in South Africa. See the table below for a summary of all taxes paid (refunded).

     Taxes paid during the first quarter of fiscal 2010 and 2009 were as follows:

Table 13	Three months ended September 30,
	2009	2008	2009	2008
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

Taxation paid related to prior years	3,929	8,602	29,611	66,886
Taxation refunds received	(238)	(61)	(1,900)	(471)
Total tax paid	3,691	8,541	27,711	66,415

     We expect to pay our third provisional tax payment related to our 2009 tax year and our first provisional payment related to our 2010 tax year during the second quarter of fiscal 2010.

     Cash flows from investing activities

     Three months ended September 30, 2009

     Cash used in investing activities for the first quarter of fiscal 2010 includes capital expenditure of $0.6 million (ZAR 5.0 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

     Cash used in investing activities for the first quarter of fiscal 2009 includes capital expenditure of $2.8 million (ZAR 21.98 million), primarily for the acquisition of six backend processing machines to maintain and expand current operations and modifications to vehicles acquired to distribute social welfare grants.

     During the first quarter of fiscal 2009 we paid $95.3 million (ZAR 743.3 million), net of cash received, for 80.1% of the outstanding ordinary capital of BGS. In addition, we acquired additional shares of VinaPay for approximately $0.3 million. Our current shareholding in VinaPay remains at 30%. Finally, during the first quarter of fiscal 2009, we acquired additional shares of VTU Colombia for approximately $0.3 million. Our shareholding in VTU Colombia remains at 50%.

     Cash flows from financing activities

     Three months ended September 30, 2009

     During the first quarter of fiscal 2010 we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A. and its investment entities affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million). In addition, we incurred costs of approximately $0.5 million (ZAR 3.9 million) related to the repurchase of these shares. During the first quarter of fiscal 2010, we also paid $1.3 million on account of shares we repurchased on June 30, 2009, under our share buy-back program.

     During the first quarter of fiscal 2010 and 2009 we received $0.7 (ZAR 5.5 million) and $0.2 (ZAR 1.2 million), respectively, from employees exercising stock options and repaying loans.

     During the first quarter of fiscal 2009 we received $110 million under a short-term loan facility, the proceeds of which we used to fund the BGS acquisition and to pay a $1.1 million facility fee. We repaid the facility in full during the second quarter of fiscal 2009.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.1 million as of September 30, 2009. We anticipate that capital spending for the second quarter of fiscal 2010 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

     We discuss our capital expenditures during the first quarter of fiscal 2010 under – “Liquidity and capital resources – Cash flows from investing activities.”

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for leased premises as well as other commitments are as follows:

Table 14	Payments due by Period, as at September 30, 2009(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest-bearing liabilities	$4,125	$4,125	-	-	-
Operating lease obligations	4,517	2,148	$2,190	$179	-
Purchase obligations	3,717	3,717	-	-	-
Capital commitments	18	18	-	-	-
Total	$12,377	$10,008	$2,190	$179	-

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We seek to reduce our exposure to currencies other than the South African rand, or ZAR, through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, we use financial instruments to economically hedge our exposure to exchange rate and interest rate fluctuations arising from our operations. We are also exposed to equity price and liquidity risks as well as credit risks.

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of September 30, 2009 and 2008, our outstanding foreign exchange contracts were as follows:

     As of September 30, 2009

     None.

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

     Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited, or Finbond, which are exchange-traded equity securities. The fair value of these securities as of September 30, 2009, represented approximately 2% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

     The following table summarizes our exchange traded equity securities with equity price risk as of September 30, 2009. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of September 30, 2009 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of September 30, 2009
Table 15
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	7,401	10%	8,141	0.26%
		(10)%	6,661	(0.26)%

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

     See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, for a discussion of the Company’s risk factors. We do not believe that there have been any material changes to these risk factors.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
10.48

Stock Repurchase Agreement by and between Net 1 UEPS Technologies, Inc., South African Private Equity Fund III, L.P. and Brait International Limited (incorporated by reference to Exhibit 10.48 to Net 1 UEPS Technologies’ Form 10-K filed on August 27, 2009 (SEC File No. 000-31203))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32	Certification pursuant to 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2009.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director