Form 10-Q
period 2009-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2010-02-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
YES [   ]    NO [X ]

As of January 31, 2010 (the latest practicable date), 45,378,397 shares of the registrant’s common stock, par value
$0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2009	2009
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,871	$220,786
Pre-funded social welfare grants receivable (Note 2)	1,592	4,930
Accounts receivable, net of allowances of – December: $374; June: $395	42,213	42,475
Finance loans receivable, net of allowances of – December: $244; June: $226	4,548	2,563
Deferred expenditure on smart cards	70	8
Inventory (Note 3)	4,953	7,250
Deferred income taxes	9,191	12,282
Total current assets	215,438	290,294
OTHER LONG-TERM ASSETS, including available for sale securities (Note 4)	6,886	7,147
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF – December: $31,559; June: $28,169	7,075	7,376
EQUITY-ACCOUNTED INVESTMENTS (Note 4)	2,265	2,583
GOODWILL (Note 5)	121,295	116,197
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – December: $39,854; June: $31,150 (Note 5)	70,806	75,890
TOTAL ASSETS	423,765	499,487
LIABILITIES
CURRENT LIABILITIES
Accounts payable	4,347	5,481
Other payables	57,431	61,454
Income taxes payable	7,598	10,874
Total current liabilities	69,376	77,809
DEFERRED INCOME TAXES	46,876	41,737
OTHER LONG-TERM LIABILITIES, including non-controlling interest loans	4,200	4,185
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	120,452	123,731
EQUITY
NET1 EQUITY:
COMMON STOCK (Note 7)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - December: 45,378,397; June: 54,506,487	59	59
ADDITIONAL PAID-IN-CAPITAL	130,493	126,914
TREASURY SHARES, AT COST: December: 13,149,042; June: 3,927,516	(173,671)	(48,637)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(46,666)	(58,472)
RETAINED EARNINGS	390,578	353,353
TOTAL NET1 EQUITY	300,793	373,217
NON-CONTROLLING INTEREST	2,520	2,539
TOTAL EQUITY	303,313	375,756
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,765	$499,487

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$73,864	$61,388	$139,378	$129,323

EXPENSE

Cost of goods sold, IT processing, servicing and support	20,915	17,175	37,742	36,411

Selling, general and administration	18,866	15,311	36,606	33,309

Depreciation and amortization	4,664	4,261	9,243	7,684

IMPAIRMENT OF GOODWILL	-	1,836	-	1,836

OPERATING INCOME	29,419	22,805	55,787	50,083

FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM INVESTMENT	-	20,581	-	26,657

INTEREST INCOME, net	1,893	2,303	4,264	5,465

INCOME BEFORE INCOME TAXES	31,312	45,689	60,051	82,205

INCOME TAX EXPENSE – (Note 11)	11,492	16,999	22,523	26,901

NET INCOME FROM CONTINUING OPERATIONS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS	19,820	28,690	37,528	55,304

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 4)	(270)	(226)	(381)	(536)

NET INCOME	19,550	28,464	37,147	54,768

LESS(ADD): NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	266	702	(78)	762

NET INCOME ATTRIBUTABLE TO NET1	$19,284	$27,762	$37,225	$54,006

Net income per share, in cents (Note 8)
Basic earnings attributable to Net1 shareholders	42.5	48.6	79.0	93.8
Diluted earnings attributable to Net1 shareholders	42.3	48.5	78.8	93.5

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (in thousands)

Net 1 UEPS Technologies, Inc. Shareholder

							Accumulated
			Number of		Additional		Other	Non-
	Number		Treasury	Treasury	Paid-In	Retained	Comprehensive	controlling		Comprehensive
	of Shares	Amount	Shares	Shares	Capital	Earnings	(Loss) Income	Interests	Total	Income

Balance – July 1, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	$353,353	$(58,472)		$373,217

Adjustment resulting from adoption of new accounting standards								$2,539	2,539

Exercise of options by holders	83,338	-			303				303

Restricted stock granted	10,098								-

Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan					417				417

Stock-based compensation charge					2,854				2,854

Acquisition of treasury shares			(9,221,526)	(125,034)					(125,034)

Income tax benefits from stock awards sold by employees					5				5

Comprehensive income (loss), net of taxes:
Net income (loss)						37,225		(78)	37,147	$37,225
Other comprehensive income (loss):
Net unrealized loss on asset for sale, net of tax							(684)		(684)	(684)
Movement in foreign currency translation reserve							12,490	59	12,549	12,490

Balance – December 31, 2009	58,527,439	$59	(13,149,042)	$(173,671)	$130,493	$390,578	$(46,666)	$2,520	$303,313	$49,031

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended			Six months ended
	December 31,			December 31,
	2009		2008	2009	2008
	(In thousands)			(In thousands)

Net income	$19,284		$27,762	$37,225	$54,006

Other comprehensive (loss) income, net of taxes:
Net unrealized loss on asset available for sale, net of tax	(684)		-	(684)	-
Movement in foreign currency translation reserve	(997)		(50,048)	12,490	(61,318)
Total other comprehensive (loss) income, net of taxes	(1,681)		(50,048)	11,806	(61,318)

Comprehensive income (loss)	17,603		(22,286)	49,031	(7,312)
(Add) less comprehensive income (loss) attributable to non-controlling interest	(227)		702	19	762
Comprehensive income (loss) attributable to Net1	$17,830	$	$(22,988)	$49,012	$(8,074)

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$19,550	28,464	$37,147	$54,768
Depreciation and amortization	4,664	4,261	9,243	7,684
Impairment of goodwill	-	1,836	-	1,836
Loss from equity-accounted investments	270	226	381	536
Fair value adjustments	(29)	(2,472)	(171)	(2,444)
Unrealized foreign exchange reversal (gain) related to short-term investment	-	5,061	-	(1,015)
Interest payable	77	(408)	155	231
Loss (Profit) on disposal of property, plant and equipment	3	(1)	2	-
Stock-based compensation charge	1,432	1,346	2,854	2,551
Facility fee amortized	-	352	-	1,100
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	521	8,350	6,050	(37,791)
Increase in deferred expenditure on smart cards	(30)	(4)	(60)	(27)
Decrease in inventory	1,671	511	2,686	294
Decrease in accounts payable and other payables	(9,367)	(3,174)	(9,342)	(17,589)
(Decrease) Increase in taxes payable	(6,527)	775	(316)	4,184
Increase (Decrease) in deferred taxes	1,536	751	2,111	(1,419)
Net cash provided by operating activities	13,771	45,874	50,740	12,899

Cash flows from investing activities
Capital expenditures	(685)	(439)	(1,326)	(3,283)
Proceeds from disposal of property, plant and equipment	13	1	62	2
Acquisition of Net1 UAT, net of cash acquired	-	(458)	-	(95,786)
Acquisition of shares in equity-accounted investments	-	(50)	-	(600)
Net cash used in investing activities	(672)	(946)	(1,264)	(99,667)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue expenses	-	-	720	155
Treasury stock acquired	-	(24,752)	(126,304)	(24,752)
Proceeds from short-term loan facility	-	-	-	110,000
Repayment of short-term loan facility	-	(110,000)	-	(110,000)
Payment of facility fee	-	-	-	(1,100)
Repayment of non-controlling interest loan	-	-	(137)	-
Proceeds from bank overdrafts	-	94	-	95
Repayment of loans	-	-	-	-
Net cash used in financing activities	-	(134,658)	(125,721)	(25,602)

Effect of exchange rate changes on cash	460	(31,538)	8,330	(35,449)

Net increase (decrease) in cash and cash equivalents	13,559	(121,268)	(67,915)	(147,819)

Cash and cash equivalents – beginning of period	139,312	245,924	220,786	272,475

Cash and cash equivalents – end of period	$152,871	124,656	$152,871	$124,656

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three and Six Months Ended December 31, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2009 and 2008 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     Subsequent Events

     The Company has evaluated events occurring between the end of its fiscal quarter, December 31, 2009 and February 9, 2010, when these financial statements were issued.

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

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements adopted (continued)

     On July 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding non-controlling interests. This guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. It clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. The adopted guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. However, the adopted guidance shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Accordingly, the Company’s consolidated balance sheet as of June 30, 2009 and unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the three and six months ended December 31, 2008, has been revised to conform to the new presentation requirements.

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

     On July 1, 2009, the Company adopted Update 2009-01, (Topic 105) Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles, (“Update 2009-01”). Update 2009-01 amends the Codification for the issuance of FAS 168. Update 2009-01 is effective prospectively from July 1, 2009.

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

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements adopted (continued)

      On October 1, 2009, the Company adopted Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force (“Update 2010-01”), as codified in Accounting Standards Codification (“ASC”) 505, “Equity.” Update 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The adoption of this Update did not have a material effect on the Company’s results of operations or financial position; however, it may affect any future stock distributions.

     On October 1, 2009, the Company adopted Update 2010-02, Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“Update 2010-02”), as codified in ASC 810, “Consolidation.” This Update clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The Update also requires expanded disclosures. The adoption of this Update did not have a material effect on the Company’s results of operations, however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

     Recent accounting pronouncements not yet adopted as of December 31, 2009

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

     In October 2009, the FASB issued Update 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements, (“Update 2009-13”). This Update provides amendments to the criteria in subtopic 605-25 of the Codification for allocating the consideration between the elements in a multiple-deliverable arrangement. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE or third party evidence is available. It replaces the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity specific assumptions rather than the assumptions of a market place participant. This amendment will eliminate the residual method of allocation and require that arrangement consideration be allocated using relative selling price method. It will also significantly expand the disclosures related to vendor’s multiple-deliverable revenue arrangements. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of Update 2009-13.

     In October 2009, the FASB issued Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (“Update 2009-14”). Update 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This Update will become effective for us for revenue arrangements entered into or materially modified on or after July 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the impact of the adoption of Update 2009-14. Both Update No. 2009-13 and Update No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

     In December 2009, the FASB issued Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (“Update 2009-17”). Update 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on July 1, 2010. The Company is currently evaluating the impact of the adoption of Update 2009-17.

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Recent accounting pronouncements not yet adopted as of December 31, 2009(continued)

     In January 2010, the FASB issued Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, (“Update 2010-06”). Update 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This Update became effective for us on January 1, 2010. The Company is currently evaluating the impact of the adoption of Update 2010-16.

2. Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2010 payment service commenced during the last four days of December 2009 and was offered at merchant locations only.

3. Inventory

     The Company’s inventory comprised the following categories as of December 31, 2009 and June 30, 2009.

	December 31,	June 30,
	2009	2009

Raw materials	$441	$153
Finished goods	4,512	7,097
	$4,953	$7,250

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

     The Company’s outstanding foreign exchange contracts are as follows:

     As of December 31, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
USD	1,000,000	EUR	1.4391	EUR	1.4318	January 4, 2010
EUR	719,400	ZAR	10.9306	ZAR	10.7468	January 29, 2010

     As of December 31, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	67,251	ZAR	13.6059	ZAR	13.3618	January 30, 2009
USD	656,000	ZAR	10.8230	ZAR	9.6020	March 13, 2009

4. Fair value of financial instruments and equity-accounted investments (continued)

     Fair value of financial instruments (continued)

          Risk management

               Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. On March 1, 2009, the Company acquired approximately 22% of the issued share capital of Finbond Group Limited (“Finbond”), which are exchange-traded equity securities. The fair value of these securities as of December 31, 2009, represented approximately 2% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

          Investments in common stock

     In general, and where applicable, the Company uses quoted prices in active markets for similar assets or liabilities to determine fair value. This pricing methodology would apply to Level 1 investments. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments would be included in Level 2 investments. In circumstances in which inputs are generally unobservable, values typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. Investments valued using such techniques are included in Level 3 investments.

     The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond, as of December 31, 2009 is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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

4. Fair value of financial instruments and equity-accounted investments (continued)

     Financial instruments (continued)

     The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock
(available for sale assets included in
OTHER LONG-TERM ASSETS)	-	-	$6,732	$6,732
Total assets at fair value	-	-	$6,732	$6,732

Liabilities
Foreign exchange contracts	-	$28	-	$28
Total liabilities at fair value	-	$28	-	$28

          Assets and liabilities measured at fair value on a nonrecurring basis

     The Company measures its equity-accounted investments at fair value on a nonrecurring basis. The Company has no liabilities that are measured at fair value on a nonrecurring basis. These equity-accounted investments are recognized at fair value when they are deemed to be other-than-temporarily impaired.

     In accordance with the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock (Topic 323), the Company reviews the carrying values of its investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and the excess is determined to be other-than-temporary. The Company determined that there was not a decline in the fair value below cost of the equity-accounted investments during the reporting periods presented herein, and therefore has not recorded an impairment charge during three and six months ended December 31, 2009.

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

4. Fair value of financial instruments and equity-accounted investments (continued)

     Financial instruments (continued)

          Assets and liabilities measured at fair value on a nonrecurring basis (continued)

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2009 and December 31, 2009:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2009	$3,467	$2,468	$(3,451)	$99	$2,583
(Loss) Earnings from equity- accounted investments	-	-	(562)	181	(381)
SmartSwitch Namibia(1)	-	-	4	60	64
SmartSwitch Botswana(1)	-	-	(76)	121	45
VTU Colombia(1)	-	-	(407)	-	(407)
VinaPay(1)	-	-	(83)	-	(83)
Foreign currency adjustment(2)	110	90	(97)	(40)	63
Balance as of December 31, 2009	$3,577	$2,558	$(4,110)	$240	$2,265

     (1) – includes the recognition of realized net income as described below.
     (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended December 31, 2009:

	Loss	Elimination	Total

(Loss) Earnings from equity- accounted investments	(361)	91	(270)
SmartSwitch Namibia	4	30	34
SmartSwitch Botswana	(66)	61	(5)
VTU Colombia	(259)	-	(259)
VinaPay	(40)	-	(40)

     There were no significant sales to these investees that require elimination during the three and six months ended December 31, 2009 and 2008. During the year ended June 30, 2007, the Company sold a license to VTU Colombia and sold hardware and software to SmartSwitch Botswana. The Company recognizes this net income from these hardware and software sales during the period in which the hardware and software it has sold to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia are utilized in its operations, or has been sold to third party customers, as the case may be.

5. Goodwill and intangible assets

     Goodwill

     Summarized below is the movement in carrying value of goodwill for the six months ended December 31, 2009.

Carrying
value

Balance as of June 30, 2009	$116,197
Foreign currency adjustment (1)	5,098
Balance as of December 31, 2009	$121,295

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR and the euro against the US dollar on the carrying value of goodwill.

5. Goodwill and intangible assets (continued)

     Goodwill (continued)

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December	June 30,
	31, 2009	2009

Transaction-based activities	$37,578	$35,362
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	83,717	80,835
Total	$121,295	$116,197

     Intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2009 and June 30, 2009:

	As of December 31, 2009			As of June 30, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$86,279	$(19,319)	$66,960	$83,824	$(12,306)	$71,518
Software and unpatented
technology	10,710	(10,710)	-	10,079	(10,079)	-
FTS patent	5,166	(4,821)	345	4,861	(4,333)	528
Exclusive licenses	4,506	(3,617)	889	4,506	(3,293)	1,213
Trademarks	3,885	(1,273)	2,612	3,656	(1,025)	2,631
Customer contracts	114	(114)	-	114	(114)	-
Total finite-lived intangible assets	$110,660	$(39,854)	$70,806	$107,040	$(31,150)	$75,890

     Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2009, was approximately $3.7 million and $7.3 million, respectively (three and six months ended December 31, 2008, was approximately $3.4 million and $5.8 million, respectively). Future annual amortization expense is estimated at approximately $12.5 million, however, this amount could differ from the actual amortization as a result of changes in useful lives, exchange rate fluctuations and other relevant factors.

6. Short-term facilities

     As of December 31, 2009, the Company had short-term facilities in ZAR of approximately $67.4 million, translated at exchange rates applicable as of December 31, 2009. As of December 31, 2009 the overdraft rate on these facilities was 9.35%, and the facility was fully undrawn. In addition, Net 1 Universal Technologies (Austria) AG (“Net1 UAT), formerly BGS Smartcard Systems AG (“BGS”) has short-term facilities of approximately $1.5 million, translated at exchange rates applicable as of December 31, 2009, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of December 31, 2009, the Company had utilized none of its South African short-term facilities. The Company’s management believes its current short-term facilities are sufficient in order to meet its future obligations as they arise.

7. Capital structure

     The Company’s capital structure is described in Note 12 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

7. Capital structure (continued)

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

     Basic earnings per share includes restricted stock awards that meet the definition of a “participating security” as described in FSP EITF 03-6-1 (Topic 260). Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2009 and 2008, reflects only undistributed earnings. Basic earnings per shares for the three and six months ended December 31, 2008, have been retrospectively adjusted, as required by FSP EITF 03-6-1 (Topic 260), to include participating securities in the weighted average number of outstanding shares of common stock.

     Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months and six ended December 31, 2009 and 2008, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of December 31, 2009 and 2008, the vesting conditions in respect of a portion of the awards had been satisfied.

     The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2009 and 2008.

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008(1)	2009	2008(1)
	‘000	‘000	‘000	‘000

Weighted average number of outstanding shares of common stock – basic	45,378	57,068	47,097	57,550
Weighted average effect of dilutive securities: employee stock options	210	124	157	227
Weighted average number of outstanding shares of common stock – diluted	45,588	57,192	47,254	57,777

     (1) the weighted average number of outstanding shares have been retrospectively adjusted to conform with the requirements of FSP EITF 03-6-1 (Topic 260).

9. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the six months ended December 31, 2009, and 2008:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value
Outstanding – July 1, 2009	1,896,994	$19.03	8.30	$1,576
Exercised	(83,338)	-	-	1,667
Outstanding – December 31, 2009	1,813,656	$19.76	7.92	4,195

Outstanding – July 1, 2008	953,378	$18.20	7.40	5,813
Granted under plan	560,000	$24.46	10.00	-	$4,017
Exercised	(50,006)	-	-	1,270
Outstanding – December 31, 2008	1,463,372	$21.12	8.00	$1,703

     No stock options became exercisable during the three and six months ended December 31, 2009 and 2008.

     No stock options were exercised during the three months ended December 31, 2009 and 2008. During the six months ended December 31, 2009 and 2008, the Company received approximately $0.3 million and $0.2 million, respectively, from stock options exercised and approximately $0.4 million and $0 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

          Restricted stock

     The following table summarizes restricted stock activity for the six months ended December 31, 2009, and 2008:

		Weighted
	Number of	Average
	Shares of	Grant
	Restricted	Date Fair
	Stock	Value
Non-vested – July 1, 2009	597,162	-
Granted – August 2009	10,098	$185
Vested	(198,338)	-
Non-vested – December 31, 2009	408,922	-

Non-vested – July 1, 2008	594,782	-
Granted – August 2008	3,474	$85
Non-vested – December 31, 2008	598,256	-

     The fair value of restricted stock vested during the six months ended December 31, 2009, was $3.8 million (2008: Nil).

9. Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $1.4 million and $1.3 million for the three months ended December 31, 2009 and 2008, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended December 31, 2009
Stock-based compensation charge	$1,431	$51	$1,380
Total – Three months ended December 31, 2009	$1,431	$51	$1,380

Three months ended December 31, 2008
Stock-based compensation charge	$1,346	$61	$1,285
Total – Three months ended December 31, 2008	$1,346	$61	$1,285

     The Company has recorded a stock compensation charge of $1.4 million and $2.6 million for the six months ended December 31, 2009 and 2008, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Six months ended December 31, 2009
Stock-based compensation charge	$2,854	$102	$2,752
Total – Six months ended December 31, 2009	$2,854	$102	$2,752

Six months ended December 31, 2008
Stock-based compensation charge	$2,551	$122	$2,429
Total – Six months ended December 31, 2008	$2,551	$122	$2,429

     The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of December 31, 2009, the total unrecognized compensation cost related to stock options was approximately $5.7 million, which the Company expects to recognize over approximately four and a half years. As of December 31, 2009, the total unrecognized compensation cost related to restricted stock awards was approximately $5.8 million, which the Company expects to recognize over approximately two years.

     As of December 31, 2009, the Company has recorded a deferred tax asset of approximately $0.9 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

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

10. Operating segments (continued)

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa, transaction processing for retailers, utilities and banks and transaction fees generated from UEPS-enabled smartcards used in Iraq. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three and six months ended December 31, 2009, there were three and six such customers, providing 27%, 16% and 10% and 29%, 17% and 11%, respectively, of total revenue (the three and six months ended December 31, 2008: two customers providing 30% and 12%, and 30% and 13%, respectively, of total revenue).

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

     The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The Company sold its traditional microlending business included in this segment on March 1, 2009, and therefore the Financial services segment for the three and six months ended December 31, 2009, comprised only the Company’s UEPS-based microlending business.

     The Hardware, software and related technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. From September 1, 2008, the segment includes the operations of Net1 UAT, which comprise mainly hardware sales and licenses of the DUET system. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, SIM card licenses and other software licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application. Sales to SmartSwitch Nigeria Limited and the related taxation implications are not reflected in revenue to external customers, operating income, income taxation expense or net income after taxation presented in the tables below.

     Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues to external customers
Transaction-based activities	$45,415	$32,820	$90,393	$73,164
Smart card accounts	8,137	6,711	16,211	15,281
Financial services	858	1,430	1,650	3,214
Hardware, software and related technology sales	19,454	20,427	31,124	37,664
Total	73,864	61,388	139,378	129,323
Inter-company revenues
Transaction-based activities	1,020	783	2,051	1,793
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	366	1,316	884	2,018
Total	1,386	2,099	2,935	3,811
Operating income
Transaction-based activities	26,733	17,653	53,401	39,291
Smart card accounts	3,699	3,050	7,369	6,945
Financial services	546	(1,570)	1,077	(1,243)
Hardware, software and related technology sales	1,660	5,493	(53)	9,627
Corporate/Eliminations	(3,219)	(1,821)	(6,007)	(4,537)
Total	$29,419	$22,805	$55,787	$50,083

10. Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest earned
Transaction-based activities	$-	$-	$-	$-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	2,160	5,053	4,807	11,783
Total	2,160	5,053	4,807	11,783
Interest expense
Transaction-based activities	257	2,007	522	4,203
Smart card accounts	-	-	-	-
Financial services	-	-	1	-
Hardware, software and related technology sales	2	83	4	195
Corporate/Eliminations	8	660	16	1,920
Total	267	2,750	543	6,318

Depreciation and amortization
Transaction-based activities	963	915	2,444	2,029
Smart card accounts	-	-	-	-
Financial services	128	102	251	215
Hardware, software and related technology sales	3,278	2,952	5,964	4,827
Corporate/Eliminations	295	292	584	613
Total	4,664	4,261	9,243	7,684

Income taxation expense
Transaction-based activities	7,494	4,699	15,006	10,277
Smart card accounts	1,035	854	2,062	1,944
Financial services	152	74	301	166
Hardware, software and related technology sales	479	1,166	513	2,741
Corporate/Eliminations	2,332	10,206	4,641	11,773
Total	11,492	16,999	22,523	26,901

Net income
Transaction-based activities	19,039	10,947	38,005	24,813
Smart card accounts	2,663	2,195	5,306	5,000
Financial services	393	(1,645)	774	(1,410)
Hardware, software and related technology sales	1,139	3,895	(594)	6,776
Corporate/Eliminations	(3,950)	12,370	(6,266)	18,827
Total	19,284	27,762	37,225	54,006

Segment assets
Total	423,765	417,731	423,765	417,731

Expenditures for long-lived assets
Transaction-based activities	598	160	1,014	2,243
Smart card accounts	-	-	-	-
Financial services	58	41	118	632
Hardware, software and related technology sales	29	238	194	408
Corporate/Eliminations	-	-	-	-
Total	$685	$439	$1,326	$3,283

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

     For the three and six months ended December 31, 2009, the tax charge was calculated using the expected effective tax rate for the year (34.55%) . Our effective tax rate for the three and six months ended December 31, 2009, was 36.7% and 37.4%, respectively.

     The Company increased its unrecognized tax benefits by $0.1 million and $0.3 million during the three and six months ended December 31, 2009. As of December 31, 2009, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Austria, the Russian Federation and in the US federal jurisdiction. As of December 31, 2009, the Company is no longer subject to income tax examination by the South African Revenue Service for years before December 31, 2005. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

12. Subsequent events

     In January 2010, the Company acquired 100% of MediKredit Integrated Healthcare Solutions (Pty) Ltd (“MediKredit”) for ZAR 74 million (approximately $10 million) in cash after all regulatory approvals were obtained. MediKredit is a South African private company that offers transaction processing, financial and clinical risk management solutions to both funders and providers of healthcare. The Company has not concluded the allocation of the purchase price to the acquired assets and liabilities.

     On February 5, 2010, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The authorization does not have an expiration date.

     The share repurchase authorization will be used at management’s discretion, subject to limitations imposed by SEC Rule 10b-18 and other legal requirements and subject to price and other internal limitations established by the Board. Repurchases will be funded from the Company’s available cash. Share repurchases may be made through open market purchases, privately negotiated transactions, or both. There can be no assurance that the Company will purchase any shares or any particular number of shares.

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

     Progress of wage payment implementation

     Under our wage payment initiative, we continue to enroll employees at our existing corporate customers as well as pursue business development activities with additional prospects. To support future growth, we are adding and training management and business development staff dedicated to wage payment. We recently appointed a dedicated general manager for our Financial Services Cluster, who will focus exclusively on growing our UEPS-based lending and wage payment initiatives.

     Acquisition of MediKredit Integrated Healthcare Solutions (Pty) Limited, or MediKredit

     In January 2010, we completed the acquisition of 100% of MediKredit, a South African private company, for a purchase price of ZAR 74 million (approximately $10 million). MediKredit offers transaction processing, financial and clinical risk management solutions to both funders and providers of healthcare.

     We believe that MediKredit will provide us the opportunity to expand our technology to another adjacent market and to cross-sell our payment technologies. Management believes that the acquisition is strategically important for the following reasons:

  MediKredit expands our position as the leading independent transaction processor in South Africa. Our market leadership in the merchant processing space (through EasyPay) in South Africa will be complemented by the acquisition of the South African market leader in the healthcare transaction processing space. Management believes that the South African government’s stated intention to implement a national health insurance program will create significant opportunities going forward for MediKredit and us. MediKredit has 165 employees and provides its services to approximately 5,000 health care providers in South Africa (90% of total market size), 90 healthcare plans (60% of total market size), 12 healthcare administrators (65% of total market size) and processed 60 million transactions during calendar 2008. MediKredit also owns a globally unique national coding system for all pharmaceutical, surgical and healthcare consumable products, the National Pharmaceutical Product Index, or NAPPI, product suite, which has become the national electronic standard for the transfer of information throughout the healthcare delivery chain in South Africa.

  The acquisition will expand our offering in some of our existing markets like Ghana and Nigeria, where national health insurance schemes have been introduced and where the UEPS platform and installed card base could offer a complete national solution when combined with the MediKredit system.

  MediKredit provides us with a small, strategic entry point for the US healthcare administration market. The rapidly changing US healthcare and administration industry provides a significant opportunity for the introduction of MediKredit’s technology. MediKredit’s wholly owned subsidiary in the US, XeoHealth Corporation, recently launched its proven Real Time Adjudication rules engine for the health care industry in the US.

  Enhancement of our technology platforms and IT development resources. We both operate similar back-end systems, which require skilled developers and technicians. The addition of MediKredit would significantly broaden our base of qualified development employees.

  Increase in the depth and diversity of our management team with the addition of experienced executives. The MediKredit management team has significant experience in the healthcare industry, which has always been a key focus area and potential market entry point for us.

          Outside South Africa

     The African Continent and Iraq

     During the second quarter of fiscal 2010, we recorded revenue from transaction fees and the delivery of smartcards under our contract with the government of Iraq. During early January 2010, we passed a key milestone in the implementation of this contract by enrolling the one-millionth beneficiary and also received additional orders for 800,000 UEPS-enabled smart cards and 1,500 point of sale devices. We expect to generate ongoing revenues from these sales as well as transaction fees under our Iraqi contract during the third quarter of fiscal 2010. We have entered the second phase of our initiative in Ghana and now generate recurring income in the form of hardware and software maintenance fees.

     We continue to service our current customers on the African continent and in Iraq. Our UETS business unit continued its business development efforts in multiple new countries on the African continent during the quarter.

     During the second quarter of fiscal 2010, SmartSwitch Namibia generated incremental transaction fees from prepaid airtime and electricity transactions and transactions conducted between merchants and UEPS-enabled smartcards in Namibia. SmartSwitch Botswana generated transaction fees during the second quarter of fiscal 2010 from the payment of food voucher grants and sold hardware to merchants participating in the food voucher program. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during the third quarter of fiscal 2010.

     Net 1 Universal Technologies (Austria) AG, or Net1 UAT

     BGS Smartcard Systems AG, or BGS, has changed its name to Net1 UAT.

     Net1 UAT’s operations are seasonal and the first quarter and third quarters are historically its weakest. Growth at Net1 UAT during the second quarter of fiscal 2010 continued to be adversely impacted by our transitioning of its business model from a hardware and software sale-oriented company to one which generates recurring transaction fees, as well as by challenging economic conditions in Eastern Europe. During the second quarter of fiscal 2010, Net1 UAT delivered 20,000 POS devices and PIN pads under its contract with the National Bank of Uzbekistan, or NUTA, and in January 2010 marked its 15th anniversary of the creation of the National Payment System of Uzbekistan – UZKART. Net1 UAT continues to pursue further business development opportunities within its geographical markets. For the fiscal third quarter of 2010, we expect revenue from Net1 UAT to decline due to seasonality and weak market conditions.

     Net1 Virtual Card

     During the second quarter of fiscal 2010, we increased our business development efforts of our Virtual Card offering in the continental United States and surrounding territories and successfully demonstrated, in a live environment, this product to a number of prospective partners, including mobile operators, banks and card associations.

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

  Deferred taxation;
  Stock-based compensation;
  Intangible assets acquired through the acquisition of Prism and Net1 UAT;
  Accounts receivable and provision for doubtful debts;
  Research and development; and
  Revenue Recognition – System Implementation Projects.

     Recent accounting pronouncements adopted

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted as of December 31, 2009, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

     Recent accounting pronouncements not yet adopted as of December 31, 2009

     Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2009, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2009	2008	2009	2008	2009
ZAR : $ average exchange rate	7.5212	9.9576	7.6741	8.8718	9.0484
Highest ZAR : $ rate during period	8.2035	11.8506	8.3187	11.8506	11.8506
Lowest ZAR : $ rate during period	7.2120	8.2250	7.2120	7.1557	7.1556
Rate at end of period	7.4174	9.4649	7.4174	9.4649	7.8821

     Translation exchange rates

     We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2009 and 2008, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2009	2008	2009	2008	2009
Income and expense items: $1 = ZAR.	7.5238	9.8291	7.6723	8.8009	8.9397

Balance sheet items: $1 = ZAR	7.4174	9.4649	7.4174	9.4649	7.8821

Results of operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in US dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for the three and six months ended December 31, 2008, include the operations of Net1 UAT from September 1, 2008. Net1 UAT’s operations are included in our consolidated financial statements for the entire second quarter of fiscal 2010 and 2009 and the first half of fiscal 2010.

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

     Second quarter fiscal 2010 compared to the second quarter of fiscal 2009

     The following factors had a significant influence on our results of operations during the second quarter of fiscal 2010 as compared with the same period in the prior year:

  Favorable impact from the weakness of the US dollar: Emerging market currencies were negatively impacted by the global financial crisis during the last three months of calendar 2008 and the first half of calendar 2009. The US dollar depreciated by 23% compared to the ZAR during the second quarter of fiscal 2010 compared to fiscal 2009 which has had a positive impact on our reported results;
  Cost management and improvement in merchant adoption in our pension and welfare operations: Our second quarter of fiscal 2010 results were favorably impacted by cost management controls and continued increases in merchant adoption;
  Increased transaction volumes at EasyPay: Our reported results were favorably impacted by increased transaction volumes at EasyPay resulting from growth in value-added services and higher than expected activity at retailers during the Christmas season;
  Increased user adoption in Iraq: Our reported results were positively impacted by increased transaction revenues from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment was adversely impacted by fewer ad hoc sales to the Bank of Ghana, lower revenues and overall margin generated by Net1 UAT and weaker demand for our products as well as pricing pressures resulting from the global recession, but partially offset by hardware sales to Iraq;
  Intangible asset amortization related to acquisition: Our reported results were adversely impacted by additional intangible asset amortization of approximately $0.5 million related to the RMT acquisition, which closed in April 2009; and
  Non-recurring items: During the second quarter of fiscal 2009 we recognized a foreign exchange gain of $20.6 million (ZAR 202.3 million) resulting from an asset swap arrangement and we impaired goodwill with a value of $1.8 million (ZAR 18.0 million).

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended December 31,
	2009	2008	$ %
	$ ’000	$ ’000	change
Revenue	73,864	61,388	20%
Cost of goods sold, IT processing, servicing and support	20,915	17,175	22%
Selling, general and administration	18,866	15,311	23%
Depreciation and amortization	4,664	4,261	9%
Impairment of goodwill	-	1,836
Operating income	29,419	22,805	29%
Unrealized foreign exchange gain related to short-term investment	-	20,581
Interest income, net	1,893	2,303	(18)%
Income before income taxes	31,312	45,689	(31)%
Income tax expense	11,492	16,999	(32)%
Net income before loss from equity-accounted investments	19,820	28,690	(31)%
Loss from equity-accounted investments	(270)	(226)	19%
Net income	19,550	28,464	(31)%
(Add) Less: net (loss) income attributable to non-controlling interest	266	702	(62)%
Net income attributable to us	19,284	27,762	(31)%

	In South African Rand
Table 4	(US GAAP)
	Three months ended December 31,
		2008	ZAR
	2009	ZAR	%
	ZAR ’000	’000	change
Revenue	555,738	603,387	(8)%
Cost of goods sold, IT processing, servicing and support	157,359	168,815	(7)%
Selling, general and administration	141,944	150,493	(6)%
Depreciation and amortization	35,091	41,881	(16)%
Impairment of goodwill	-	18,046
Operating income	221,344	224,152	(1)%
Unrealized foreign exchange gain related to short-term investment	-	202,292
Interest income, net	14,243	22,636	(37)%
Income before income taxes	235,587	449,080	(48)%
Income tax expense	86,464	167,084	(48)%
Net income before loss from equity-accounted investments	149,123	281,996	(47)%
Loss from equity-accounted investments	(2,031)	(2,221)	(9)%
Net income	147,092	279,775	(47)%
(Add) Less: net (loss) income attributable to non-controlling interest	2,001	6,900	(71)%
Net income attributable to us	145,091	272,875	(47)%

     Analyzed in ZAR, the decrease in revenue and cost of goods sold, IT processing, servicing and support for the second quarter of fiscal 2010, was primarily due to lower sales of hardware, software and related technologies, which was partially offset by higher revenues in our transaction-based activities operating segment.

     Our operating income margin for the second quarter of fiscal 2010 increased to 40% from 37% for the second quarter of fiscal 2009. We discuss the components of the operating income margin under “—Results of operations by operating segment”.

     Analyzed in ZAR, selling, general and administration expenses decreased during the second quarter of fiscal 2010 primarily due to fewer regulatory and consulting fees incurred during fiscal 2010. Selling, general and administration expenses include the stock-based compensation charge related to the stock options awarded in the May 2009 and restricted stock granted in August 2009.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.5 million (ZAR 3.7 million) and $0.4 million (ZAR 4.3 million) during the second quarter of fiscal 2010 and 2009, respectively.

     Depreciation and amortization and deferred tax expenses increased during fiscal 2010 primarily as a result of the RMT acquisition, as summarized in the tables below:

	Three months ended
Table 5	December 31,
	2009	2008
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	3,436	3,157
Prism acquisition	429	1,012
RMT acquisition	530	-
Net1 UAT acquisition	2,477	2,145

Deferred tax included in income tax expense:	912	881
Prism acquisition	144	344
RMT acquisition	148	-
Net1 UAT acquisition	620	537

	Three months ended
Table 6	December 31,
	2009	2008
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	25,849	31,034
Prism acquisition	3,229	9,951
RMT acquisition	3,984	-
Net1 UAT acquisition	18,636	21,083

Deferred tax included in income tax expense:	6,862	8,663
Prism acquisition	1,081	3,385
RMT acquisition	1,116	-
Net1 UAT acquisition	4,665	5,278

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. Through December 31, 2009, we were in an extension phase with all our contracts thus and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been fully depreciated in prior periods. Accordingly, depreciation expense related to these activities decreased during the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     The foreign exchange gain during fiscal 2009 resulted from an asset swap arrangement (in the form of a 32-day call account instrument) that we entered into in connection with the short-term bank financing we obtained to fund the Net1 UAT acquisition. The call account instrument was repaid to us with accrued interest on October 16, 2008.

     Interest on surplus cash for the second quarter of fiscal 2010 decreased to $2.2 million (ZAR 16.3 million) from $5.1 million (ZAR 50.0 million) for the second quarter of fiscal 2009. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 and lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 15.39% per annum for the second quarter of fiscal 2009 to 10.50% per annum for the second quarter of fiscal 2010. The lower cash balances resulted primarily from our repurchase of our shares from Brait S.A’s investment affiliates in August 2009.

     Included in interest expense is the facility fee of approximately $0.4 million (ZAR 3.5 million) that we paid to the lender under the short-term loan facility we obtained to fund the Net1 UAT acquisition and approximately $0.3 million (ZAR 3.2 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest on the short-term loan facility, interest expense decreased during the second quarter of fiscal 2010 due to a decrease in the average rates of interest on our short-term facilities and the elimination of our obligation to provide prefunded social welfare grants to provincial governments. In ZAR, excluding the impact of the facility fee, finance costs decreased to $0.3 million (ZAR 2.0 million) for the second quarter of fiscal 2010 from $2.1 million (ZAR 20.3 million) for the second quarter of fiscal 2009.

     Total tax expense for the second quarter of fiscal 2010 was $11.5 million (ZAR 86.5 million) compared with $17.0 million (ZAR 167.0 million) during the same period in the prior fiscal year. Our total tax expense decreased, primarily due to the foreign exchange gain discussed above. Our effective tax rate for the second quarter of fiscal 2010 was 36.7%, compared to 37.2% for the second quarter of fiscal 2009. The change in our effective tax rate was primarily due to a decrease in non-deductible expenses during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended December 31,
	2009	% of	2008	% of	%
Operating Segment	$ ’000	$total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	45,415	61%	32,820	53%	38%
Smart card accounts	8,137	11%	6,711	11%	21%
Financial services	858	1%	1,430	2%	(40)%
Hardware, software and related technology sales	19,454	27%	20,427	34%	(5)%
Total consolidated revenue	73,864	100%	61,388	100%	20%
Consolidated operating income (loss):
Transaction-based activities	26,733	91%	17,653	77%	51%
Operating income before amortization	27,540		17,981		53%
Amortization of intangible assets	(807)		(328)		146%
Smart card accounts	3,699	13%	3,050	13%	21%
Financial services	546	2%	(1,570)	(7)%	(135)%
Operating income before impairment of goodwill	546		266		105%
Impairment of goodwill	-		(1,836)
Hardware, software and related technology sales	1,660	6%	5,493	24%	(70)%
Operating income before amortization	4,289		8,322		(48)%
Amortization of intangible assets	(2,629)		(2,829)		(7)%
Corporate/eliminations	(3,219)	(12)%	(1,821)	(7)%	77%
Total consolidated operating income	29,419	100%	22,805	100%	29%

Table 8	In South African Rand (US GAAP)
	Three months ended December 31,
	2009		2008
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	341,694	61%	322,590	53%	6%
Smart card accounts	61,221	11%	65,963	11%	(7)%
Financial services	6,455	1%	14,056	2%	(54)%
Hardware, software and related technology sales	146,368	27%	200,778	34%	(27)%
Total consolidated revenue	555,738	100%	603,387	100%	(8)%
Consolidated operating income (loss):
Transaction-based activities	201,134	91%	173,513	77%	16%
Operating income before amortization	207,206		176,742		17%
Amortization of intangible assets	(6,072)		(3,229)		88%
Smart card accounts	27,831	13%	29,979	13%	(7)%
Financial services	4,108	2%	(15,432)	(7)%	(127)%
Operating income before impairment of goodwill	4,108		2,614		57%
Impairment of goodwill	-		(18,046)
Hardware, software and related technology sales	12,490	6%	53,991	24%	(77)%
Operating income before amortization	32,268		81,796		(61)%
Amortization of intangible assets	(19,778)		(27,805)		(29)%
Corporate/eliminations	(24,219)	(12)%	(17,899)	(7)%	35%
Total consolidated operating income	221,344	100%	224,152	100%	(1)%

     Transaction-based activities

     In ZAR, the increases in revenue were primarily due to increased transaction volumes at EasyPay and a modest contribution from our pension and welfare operations.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our transaction-based activities increased to 59% from 54%. The increase was due primarily to cost management in our pension and welfare operations, increased transaction fees from the utilization of our UEPS system in Iraq and improved margins at EasyPay.

          Pension and welfare operations:

     Our contract extension commenced on April 1, 2009, and expires on March 31, 2010. The new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. Under our previous contracts, depending on the province, we received either a fee per grant distributed, or per beneficiary paid, or as a percentage of the total grant amount distributed. In addition, commencing with the May 2009 pay cycle, SASSA has assumed responsibility for the pre-funding of all social welfare grants. Our average revenue per beneficiary paid will therefore remain unchanged during the current contract period. From time to time, we are requested to assist with the payment of ad-hoc special grants or benefits (such as disaster relief payments), which may be at a different rate than the standard welfare distribution price. We also receive a once-off registration fee for every new beneficiary we enroll on our system.

          Key statistics of our merchant acquiring system:

     The increase in the number of POS devices and number of participating UEPS retail locations since December 31, 2008, is due to increased rental or purchase of POS devices by current merchants requesting additional equipment and new merchants joining our UEPS merchant acquiring system.

     The key statistics and indicators of our merchant acquiring system during the second quarter of fiscal 2010 and 2009, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 9	Three months ended
	December 31,
	2009	2008
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,670	4,182
Number of participating UEPS retail locations	2,547	2,385
Value of transactions processed through POS devices during the quarter (2) (in $ ’000)	372,041	269,425
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in $ ’000)	367,998	253,967
Value of transactions processed through POS devices during the quarter (2) (in ZAR ’000)	2,798,201	2,550,082
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in ZAR ’000)	2,767,792	2,496,496
Number of grants paid through POS devices during the quarter (2)	4,569,316	4,383,642
Number of grants paid through POS devices during the completed pay cycles for the quarter (3)	4,506,829	4,328,107
Average number of grants processed per terminal during the quarter (2) .	994	1,050
Average number of grants processed per terminal during the completed pay cycles for the quarter (3)	980	1,036

(1) NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2) Refers to events occurring during the quarter (i.e., based on three calendar months).
(3) Refers to events occurring during the completed pay cycle.

          EasyPay transaction fees:

     During the second quarter of fiscal 2010 and 2009, EasyPay processed 173 million and 156 million transactions with an approximate value of $5.2 billion (ZAR 39.2 billion) and $3.7 billion (ZAR 36.2 billion), respectively. The increase in transaction volumes results from more value-added services processed by EasyPay during the second quarter of fiscal 2010 compared with 2009 and stronger than expected retail spending during the Christmas season. The average fee per transaction during the second quarter of fiscal 2010 and 2009, was $0.03 (ZAR 0.21) and $0.02 (ZAR 0.21), respectively. We expect transaction volumes to increase as a result of higher value-added services processed by EasyPay during the third quarter of fiscal 2010 compared with fiscal 2009. In ZAR, we do not expect a significant fluctuation in the average fee per transaction during the third quarter of fiscal 2010.

     Operating income margin generated by EasyPay during the second quarter of fiscal 2010 and 2009, were 52% and 47%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Certain EasyPay intangible assets were fully amortized at the end of fiscal 2009. Accordingly, our results for the second quarter of fiscal 2010 includes less EasyPay intangible asset amortization compared with fiscal 2009 which has resulted in a higher operating income margin at EasyPay.

     Amortization of EasyPay intangible assets during the second quarter of fiscal 2010 and 2009, of $0.3 million (ZAR 2.1 million) and $0.3 million (ZAR 3.2 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during the second quarter of fiscal 2010 and 2009 was 58% and 57%, respectively.

     Smart card accounts

     In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,680,888 smart card-based accounts were active at December 31, 2009, compared to 4,061,100 active accounts as at December 31, 2008. The decrease in the number of active accounts resulted from the suspension and removal of invalid or fraudulent grants by SASSA.

     Operating income margin from providing smart card accounts was constant at 45% for the second quarter of fiscal 2010 and 2009.

          Financial services

     On March 1, 2009, we sold our traditional microlending business to Finbond, and therefore our segment results for the second quarter of fiscal 2010 do not include any revenue or loss from this business.

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

     We recorded a goodwill impairment of $1.8 million during the second quarter of fiscal 2009 as a result of deteriorating trading conditions of this operating segment and from our strategic decision not to grow our traditional microlending business.

     Operating income margin before goodwill impairment for the financial services segment increased to 64% for the second quarter of fiscal 2010 from 21% for the second quarter of fiscal 2009 primarily due to sale of the traditional microlending business, which had an overall lower operating income margin compared with UEPS-based lending.

          Hardware, software and related technology sales

     The table below presents the contribution of Net1 UAT to our revenue and operating income during the second quarter of fiscal 2010 and 2009:

	Three months ended
Table 10	December 31,
	2009	2008
	’000	’000
Revenue	19,454	20,427
Hardware, software and related technology sales excluding Net1 UAT	10,762	9,883
Net1 UAT	8,692	10,544

Operating income before amortization of intangible assets	4,289	8,322

Operating income	1,660	5,493
Hardware, software and related technology sales excluding Net1 UAT	2,042	2,733
Net1 UAT	(382)	2,760
Net1 UAT excluding amortization of acquisition related intangible assets	2,095	4,905
Amortization of acquisition related intangible assets	(2,477)	(2,145)

	Three months ended
Table 11	December 31,
	2009	2008
	ZAR ’000	ZAR ’000
Revenue	146,368	200,778
Hardware, software and related technology sales excluding Net1 UAT	80,971	97,140
Net1 UAT	65,397	103,638

Operating income before amortization of intangible assets	32,268	81,796

Operating income	12,490	53,991
Hardware, software and related technology sales excluding Net1 UAT	15,365	26,862
Net1 UAT	(2,875)	27,129
Net1 UAT excluding amortization of acquisition related intangible assets	15,762	48,212
Amortization of acquisition related intangible assets	(18,637)	(21,083)

     In ZAR, the decrease in revenue was primarily due to lower revenues at Net1 UAT and lower ad hoc hardware and software development sales in 2010 as compared with the prior year when we recorded revenue from sales under our Ghana contract, offset marginally by increase hardware sales to Iraq. In addition, our revenues in ZAR are further impacted by the depreciation of the USD against the ZAR as sales to customers in Europe, Ghana and Iraq are primarily denominated in USD. In ZAR, the decrease in operating income was primarily due to amortization of Net1 UAT intangible assets and lower sales activity.

     Amortization of Prism intangible assets during the second quarter of fiscal 2010 and 2009 was approximately $0.2 million (ZAR 1.1 million) and $0.7 million (ZAR 6.7 million), respectively, and reduced our operating income.

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

     First half of fiscal 2010 compared to the first half of fiscal 2009

     The following factors had a significant influence on our results of operations during the first half of fiscal 2010 as compared with the same period in the prior year:

  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 13% compared to the ZAR during the first half of fiscal 2010 compared to fiscal 2009 which has had a positive impact on our reported results;
  Improved revenue and operating income from pension and welfare business: Our first half of fiscal 2010 results were favorably impacted by increased revenues and operating income resulting from an inflation-adjusted fixed fee for the distribution of a minimum number of social welfare grants and ad hoc grants distributed on behalf of the South African government during the first quarter of fiscal 2010. In addition, our first half of fiscal 2010 results were favorably impacted by cost management controls and continued increases in merchant adoption;
  Increased transaction volumes at EasyPay: Our reported results were positively impacted by increased transaction volumes at EasyPay resulting from growth in value-added services and higher than expected activity at retailers during the Christmas season;
  Increased user adoption in Iraq: Our reported results were favorably impacted by increased transaction revenues from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment was adversely impacted by fewer ad hoc sales to the Bank of Ghana, lower revenues and overall margin generated by Net1 UAT and weaker demand for our products as well as pricing pressures resulting from the global recession in calendar 2009, but partially offset by hardware sales to Iraq;
  Intangible asset amortization related to acquisition: Our reported results were adversely impacted by additional intangible asset amortization of approximately $1.0 million related to the RMT acquisition, which closed in April 2009; and
  Non-recurring items: During the first half of fiscal 2009 we recognized a foreign exchange gain of $26.7 million (ZAR 234.6 million) resulting from an asset swap arrangement and we impaired goodwill with a value of $1.8 million.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 12	(US GAAP)
	Six months ended December 31,
	2009	2008	%
	$ ’000	$’000	change
Revenue	139,378	129,323	8%
Cost of goods sold, IT processing, servicing and support	37,742	36,411	4%
Selling, general and administration	36,606	33,309	10%
Depreciation and amortization	9,243	7,684	20%
Impairment of goodwill	-	1,836
Operating income	55,787	50,083	11%
Unrealized foreign exchange gain related to short-term investment	-	26,657
Interest income, net	4,264	5,465	(22)%
Income before income taxes	60,051	82,205	(27)%
Income tax expense	22,523	26,901	(16)%
Net income before loss from equity-accounted investments	37,528	55,304	(32)%
Loss from equity-accounted investments	(381)	(536)	(29)%
Net income	37,147	54,768	(32)%
(Add) Less: net (loss) income attributable to non-controlling interest	(78)	762	(110)%
Net income attributable to us	37,225	54,006	(31)%

	In South African Rand
Table 13	(US GAAP)
	Six months ended December 31,
		2008	ZAR
	2009	ZAR	%
	ZAR ’000	’000	change
Revenue	1,069,347	1,138,155	(6)%
Cost of goods sold, IT processing, servicing and support	289,567	320,448	(10)%
Selling, general and administration	280,851	293,149	(4)%
Depreciation and amortization	70,915	67,626	5%
Impairment of goodwill	-	16,158
Operating income	428,014	440,774	(3)%
Unrealized foreign exchange gain related to short-term investment	-	234,606
Interest income, net	32,715	48,097	(32)%
Income before income taxes	460,729	723,477	(36)%
Income tax expense	172,803	236,752	(27)%
Net income before loss from equity-accounted investments	287,926	486,725	(41)%
Loss from equity-accounted investments	(2,923)	(4,717)	(38)%
Net income	285,003	482,008	(41)%
(Add) Less: net (loss) income attributable to non-controlling interest	(598)	6,706
Net income attributable to us	285,601	475,302	(40)%

     Analyzed in ZAR, the decrease in revenue and cost of goods sold, IT processing, servicing and support for the first half of fiscal 2010, was primarily due to lower sales of hardware, software and related technologies, which was partially offset by higher revenues in our transaction-based activities operating segment.

     Our operating income margin for the first half of fiscal 2010 increased to 40% from 39% for the first half of fiscal 2009. We discuss the components of the operating income margin under “—Results of operations by operating segment”.

     In ZAR, selling, general and administration expenses decreased during the first half of fiscal 2010 due to fewer regulatory and consulting fees incurred during fiscal 2010 and the JSE Limited listing costs of approximately $0.5 million incurred during fiscal 2009. Selling, general and administration expenses include the stock-based compensation charge related to the stock options awarded in the May 2009 and restricted stock granted in August 2009.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to our independent accountants related to the audit and review process and, during fiscal 2009, fees paid to our consultants and advisors assisting with the JSE listing. This has resulted in expenditures of $1.2 million (ZAR 8.8 million) and $1.3 million (ZAR 11.8 million) during the first half of fiscal 2010 and 2009, respectively.

     Depreciation and amortization and deferred tax expenses increased during fiscal 2010 primarily as a result of the RMT acquisition, as summarized in the tables below:

	Six months ended
Table 14	December 31,
	2009	2008
	$’000	$’000
Amortization included in depreciation and amortization expense:	6,759	5,272
Prism acquisition	842	2,261
RMT acquisition	1,044	-
Net1 UAT acquisition	4,873	3,011

Deferred tax included in income tax expense:	1,795	1,523
Prism acquisition	282	769
RMT acquisition	292	-
Net1 UAT acquisition	1,221	754

	Six months ended
Table 15	December 31,
	2009	2008
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	51,852	46,401
Prism acquisition	6,457	19,902
RMT acquisition	8,008	-
Net1 UAT acquisition	37,387	26,499

Deferred tax included in income tax expense:	13,772	13,406
Prism acquisition	2,162	6,770
RMT acquisition	2,242	-
Net1 UAT acquisition	9,368	6,636

     Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with the provincial government. Through December 31, 2009, we were in an extension phase with all our contracts thus and the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been fully depreciated in prior periods. Accordingly, depreciation expense related to these activities decreased during the first half of fiscal 2010 compared with the first half of fiscal 2009. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers and our participating merchant POS terminals.

     We recognized a foreign exchange gain of $26.7 million (ZAR 234.6 million) during the first half of fiscal 2009 resulting from an asset swap arrangement we entered into in August 2008.

     Interest on surplus cash for the first half of fiscal 2010 decreased to $4.9 million (ZAR 36.9 million) from $11.8 million (ZAR 103.7 million) for the first half of fiscal 2009. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the first half of fiscal 2010 compared with the first half of fiscal 2009 and lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 15.45% per annum for the first half of fiscal 2009 to 10.62% per annum for the first half of fiscal 2010. The lower cash balances resulted primarily from our repurchase of our shares from Brait S.A’s investment affiliates in August 2009.

     Included in interest expense for the first half of fiscal 2009 is the facility fee of approximately $1.1 million (ZAR 9.7 million) that we paid to the lender under the short-term loan facility we obtained to fund the Net1 UAT acquisition and approximately $0.8 million (ZAR 7.3 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest on the short-term loan facility, interest expense decreased during the first half of fiscal 2010 due to a decrease in the average rates of interest on our short-term facilities and the elimination of our obligation to provide prefunded social welfare grants to provincial governments. In ZAR, excluding the impact of the facility fee, finance costs decreased to $0.5 million (ZAR 4.2 million) for the first half of fiscal 2010 from $4.4 million (ZAR 38.7 million) for the first half of fiscal 2009.

     Total tax expense for the first half of fiscal 2010 was $22.5 million (ZAR 172.8 million) compared with $26.9 million (ZAR 236.8 million) during the same period in the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 35.45% to 34.55% results in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in our income tax expense in our unaudited condensed consolidated statement of operations for the first half of fiscal 2009. Our total tax expense decreased primarily due to the foreign exchange gain discussed above. Our effective tax rate for the first half of fiscal 2010 was 37.5%, compared to 32.7% for the first half of fiscal 2009. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 34.55% during fiscal 2009, offset by an increase in non-deductible expenses, including stock-based compensation charges and legal fees, during the first half of fiscal 2010 compared to the first half of fiscal 2009.

          Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 16	In United States Dollars (US GAAP)
	Six months ended December 31,
	2009	% of	2008	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	90,393	65%	73,164	57%	24%
Smart card accounts	16,211	12%	15,281	12%	6%
Financial services	1,650	1%	3,214	2%	(49)%
Hardware, software and related technology sales	31,124	22%	37,664	29%	(17)%
Total consolidated revenue	139,378	100%	129,323	100%	8%
Consolidated operating income (loss):
Transaction-based activities	53,401	96%	39,291	78%	36%
Operating income before amortization	54,989		40,025		37%
Amortization of intangible assets	(1,588)		(734)		116%
Smart card accounts	7,369	13%	6,945	14%	6%
Financial services	1,077	2%	(1,243)	(2)%	(187)%
Operating income before impairment of goodwill	1,077		593		82%
Impairment of goodwill	-		(1,836)
Hardware, software and related technology sales	(53)	-%	9,627	19%	(101)%
Operating income before amortization	5,118		14,165		(64)%
Amortization of intangible assets	(5,171)		(4,538)		14%
Corporate/eliminations	(6,007)	(11)%	(4,537)	(9)%	32%
Total consolidated operating income	55,787	100%	50,083	100%	11%

Table 17	In South African Rand (US GAAP)
	Six months ended December 31,
	2009		2008
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	693,521	65%	643,907	57%	8%
Smart card accounts	124,375	12%	134,486	12%	(8)%
Financial services	12,659	1%	28,286	2%	(55)%
Hardware, software and related technology sales	238,792	22%	331,476	29%	(28)%
Total consolidated revenue	1,069,347	100%	1,138,155	100%	(6)%
Consolidated operating income (loss):
Transaction-based activities	409,708	96%	345,795	78%	18%
Operating income before amortization	421,891		352,252		20%
Amortization of intangible assets	(12,183)		(6,457)		89%
Smart card accounts	56,537	13%	61,122	14%	(8)%
Financial services	8,263	2%	(10,939)	-2%	(176)%
Operating income before impairment of goodwill	8,263		5,219		58%
Impairment of goodwill	-		(16,158)
Hardware, software and related technology sales	(407)	-%	84,726	19%	(100)%
Operating income before amortization	39,262		124,670		(69)%
Amortization of intangible assets	(39,669)		(39,944)		(1)%
Corporate/eliminations	(46,087)	(11)%	(39,930)	(9)%	15%
Total consolidated operating income	428,014	100%	440,774	100%	(3)%

          Transaction-based activities

     In ZAR, the increases in revenue were primarily due to our inflation-adjusted fixed fee, ad hoc grants distributed on behalf of the South African government as well as increased transaction volumes at EasyPay. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Operating income margin of our transaction-based activities increased to 59% from 54%. The increase was due primarily to inflation-adjusted fixed fee for the distribution of a minimum number of social welfare grants and ad hoc grants distributed on behalf of the South African government, increased transaction fees from the utilization of our UEPS system in Iraq and improved margins at EasyPay.

          Pension and welfare operations:

     Refer to discussion under “—Second quarter of fiscal 2010 compared to the second quarter of fiscal 2009—Results of operations by operating segment—Transaction-based activities— Pension and welfare operations.”

     During the first quarter of fiscal 2010 we paid ad hoc grants on behalf of the South Africa government which resulted in higher revenue and operating income during the first half of 2010 compared with 2009.

          Continued adoption of our merchant acquiring system:

     Refer to discussion under “—Second quarter of fiscal 2010 compared to the second quarter of fiscal 2009—Results of operations by operating segment—Transaction-based activities— Key statistics of our merchant acquiring system.”

          EasyPay transaction fees:

     During the first half of fiscal 2010 and 2009, EasyPay processed 326 million and 291 million transactions with an approximate value of $9.4 billion (ZAR 72.1 billion) and $7.7 billion (ZAR 67.9 billion), respectively. The increase in transaction volumes results from more value-added services processed by EasyPay during the first half of fiscal 2010 compared with 2009.The average fee per transaction during each of the first half of fiscal 2010 and 2009, was $0.03 (ZAR 0.22) .

     Operating income margin generated by EasyPay during the first half of fiscal 2010 and 2009, were 50% and 45%, respectively, which is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Certain EasyPay intangible assets were fully amortized at the end of fiscal 2009. Accordingly, our results for the first half of fiscal 2010 includes less EasyPay intangible asset amortization compared with fiscal 2009 which has resulted in a higher operating income margin at EasyPay.

     Amortization of EasyPay intangible assets during the first half of fiscal 2010 and 2009, of $0.5 million (ZAR 4.2 million) and $0.7 million (ZAR 6.5 million), respectively, is included in the calculation of EasyPay operating margins. Operating income margin before amortization of EasyPay intangible assets during each of the first half of fiscal 2010 and 2009 was 56% and 55%, respectively.

          Smart card accounts

     In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,680,888 smart card-based accounts were active at December 31, 2009, compared to 4,061,100 active accounts as at December 31, 2008. The decrease in the number of active accounts resulted from the suspension and removal of invalid or fraudulent grants by SASSA.

     Operating income margin from providing smart card accounts was constant at 45% for the first half of fiscal 2010 and 2009.

          Financial services

     On March 1, 2009, we sold our traditional microlending business to Finbond, and therefore our segment results for the first half of fiscal 2010 do not include any revenue or loss from this business.

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

     We recorded a goodwill impairment of $1.8 million during the first half of fiscal 2009 as a result of deteriorating trading conditions of this operating segment and from our strategic decision not to grow the business.

     Operating income margin before goodwill impairment for the financial services segment increased to 65% for the first half of fiscal 2010 from 26% for the first half of fiscal 2009 primarily due to sale of the traditional microlending business, which had an overall lower operating income margin compared with UEPS-based lending.

          Hardware, software and related technology sales

     Operating results include Net1 UAT for the entire first half of fiscal 2010 and from September 1, 2008, for the first half of fiscal 2009. The table below presents the contribution of Net1 UAT to our revenue and operating income during the first half of fiscal 2010 and 2009:

	Six months ended
Table 18	December 31,
	2009	2008
	$ ’000	$ ’000
Revenue	31,124	37,664
Hardware, software and related technology sales excluding Net1 UAT	21,384	26,055
Net1 UAT	9,740	11,609

Operating income before amortization of intangible assets	5,118	14,165

Operating income	(53)	9,627
Hardware, software and related technology sales excluding Net1 UAT	4,074	7,321
Net1 UAT	(4,127)	2,306
Net1 UAT excluding amortization of acquisition related intangible assets	746	5,317
Amortization of acquisition related intangible assets	(4,873)	(3,011)

	Six months ended
Table 19	December 31,
	2009	2008
	ZAR ’000	ZAR ’000
Revenue	238,792	331,476
Hardware, software and related technology sales excluding Net1 UAT	164,064	229,307
Net1 UAT	74,728	102,169

Operating income before amortization of intangible assets	39,262	124,670

Operating income	(407)	84,726
Hardware, software and related technology sales excluding Net1 UAT	31,256	64,431
Net1 UAT	(31,663)	20,295
Net1 UAT excluding amortization of acquisition related intangible assets	5,724	46,794
Amortization of acquisition related intangible assets	(37,387)	(26,499)

     In ZAR, the decrease in revenue was primarily due to lower revenues at Net1 UAT and software development sales in 2009 from sales under our Ghana contract, offset marginally by increase hardware sales to Iraq. In addition, our revenues in ZAR are further impacted by the depreciation of the USD against the ZAR as sales to customers in Europe, Ghana and Iraq are primarily denominated in USD. In ZAR, the decrease in operating income was primarily due to amortization of Net1 UAT intangible assets and lower sales activity.

     During the first half of fiscal 2010 and 2009, we delivered hardware, including smart cards and terminals, to the Bank of Ghana and recognized revenue of approximately $2.3 million (ZAR 17.9 million) and $7.3 million (ZAR 63.4 million), respectively.

     During the first half of fiscal 2009 we recognized revenue of $2.5 million (ZAR 19.5 million) from sales of hardware to Nedbank. Sales to Nedbank occur on an ad hoc basis and there were no significant sales during the first half of fiscal 2010.

     Amortization of Prism intangible assets during the first half of fiscal 2010 and 2009, respectively, was approximately $0.3 million (ZAR 2.3 million) and $1.5 million (ZAR 13.4 million), respectively, and reduced our operating income.

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

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At December 31, 2009, our cash balances were $152.9 million, which comprised mainly ZAR-denominated balances of ZAR 962.5 million ($129.8 million), US dollar-denominated balances of $12.7 million and other currency deposits, primarily euro, of $10.4 million. Our cash balances decreased from June 30, 2009, levels mainly as a result of the repurchase of our common stock from Brait S.A. and its investment entities affiliates, which decrease was offset by cash generated by operating activities. In January 2010, we paid approximately $10.0 million (ZAR 74.0 million) to acquire the outstanding claims in and 100% of the outstanding issued share capital in MediKredit.

     On February 5, 2010, our Board of Directors authorized the repurchase of up to $50 million of our common stock. The authorization does not have an expiration date. The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate.

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

     We have a unique cash flow cycle due to the funding mechanism under our SASSA contact and our pre-finding of merchants. Under our SASSA contract, we receive the grant funds 48 hours prior to the provision of the service and any interest we earn on these amounts is for the benefit of SASSA. In addition, we pre-fund certain merchants who facilitate the distribution of grants through our merchant acquiring system. When grants are paid at merchant locations before the start of the payment service at pay points, we pre-fund these payments to the merchants distributing the grants on our behalf. We typically reimburse these merchants within 48 hours after they distribute the grants to the social welfare beneficiaries.

     We currently believe that our cash and credit facilities are sufficient to fund our current operations for at least the next four quarters.

     Cash flows from operating activities

     Three months ended December 31, 2009

     Net cash provided by operating activities for the second quarter of fiscal 2010 was $13.8 million (ZAR 103.6 million) compared to $45.9 million (ZAR 450.9 million) for the second quarter of fiscal 2009. The difference was due mainly to the net cash inflow during the second quarter of fiscal 2009 resulted from the foreign exchange gain.

     During the second quarter of fiscal 2010 we made our first provisional tax payments of $15.8 million (ZAR 118.8 million) related to our 2010 tax year in South Africa.

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

     Taxes paid during the second quarter of fiscal 2010 and 2009 were as follows:

Table 20	Three months ended December 31,
	2009	2008	2009	2008
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	15,809	9,899	118,788	99,092
Second provisional payments	-	993	-	9,940
Third provisional payments	239	2,868	1,789	28,704
Taxation refunds received	(3)	-	(13)	-
Secondary taxation on companies	-	2,230	-	22,318
Total tax paid	16,045	15,990	120,564	160,054

     We expect to pay additional first provisional payments in South Africa related to our 2010 tax year in the third quarter of fiscal 2010 of ZAR 16.6 million.

     Six months ended December 31, 2009

     Net cash provided by operating activities for the first half of fiscal 2010 was $50.7 million (ZAR 389.3 million) compared to $12.9 million (ZAR 113.5 million) for the first half of fiscal 2009. The difference was due mainly to the elimination of our obligation to provide prefunded social welfare grant payments on behalf of provincial governments.

     During the first half of fiscal 2010 we made an additional second provisional tax payment of $3.9 million (ZAR 29.6 million) related to our 2009 tax year in South Africa. In addition, we made a first provisional payment of $15.8 million (ZAR 118.8 million) related to our 2010 tax year in South Africa. See the table below for a summary of all taxes paid (refunded).

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

     Taxes paid during the first half of fiscal 2010 and 2009 were as follows:

Table 21	Six months ended December 31,
	2008	2008	2008	2008
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	15,809	9,899	118,788	99,092
Second provisional payments	-	9,595	-	76,826
Third provisional payments	239	2,868	1,789	28,704
Taxation paid related to prior years	3,929	-	29,611	-
Taxation refunds received	(241)	(61)	(1,913)	(471)
Secondary taxation on companies	-	2,230	-	22,318
Total tax paid	19,736	24,531	148,275	226,469

     Cash flows from investing activities

     Three months ended December 31, 2009

     Cash used in investing activities for the second quarter of fiscal 2010 includes capital expenditure of $0.7 million (ZAR 5.2 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

     Cash used in investing activities for the second quarter of fiscal 2009 includes capital expenditure of $0.4 million (ZAR 4.3 million), related to equipment acquired for our card manufacturing facility. We were required to relocate the card manufacturing facility because our landlord gave us notice and cancelled our lease. We were required to upgrade the new premises and install new support equipment, including air-conditioning and networking, in order to commission our card manufacturing equipment.

     During the second quarter of fiscal 2009 we paid $0.5 million (ZAR 4.9 million) to consultants related to the Net1 UAT acquisition. In November 2008, we acquired additional shares of VTU Colombia for approximately $0.1 million.

Six months ended December 31, 2009

     Cash used in investing activities for the first half of fiscal 2010 includes capital expenditure of $1.3 million (ZAR 10.2 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

     Cash used in investing activities for the first half of fiscal 2009 includes capital expenditure of $3.3 million (ZAR 28.9 million), related to six backend processing machines to maintain and expand current operations, equipment acquired for our card manufacturing facility and modifications to vehicles acquired to distribute social welfare grants.

     During the first half of fiscal 2009 we paid $95.8 million (ZAR 748.2 million), net of cash received, for 80.1% of the outstanding ordinary capital of Net1 UAT, which includes approximately $0.5 million paid to consultants. During the first half of 2009 we acquired additional shares of VinaPay for approximately $0.3 million. During the first half of 2009 we acquired additional shares of VTU Colombia for approximately $0.3 million.

     Cash flows from financing activities

     Three months ended December 31, 2009

     There were no significant cash flows from financing activities during the three months ended December 31, 2009.

     During the second quarter of fiscal 2009, we repaid the $110 million short-term loan facility we obtained during August 2008 to fund the Net1 UAT acquisition. In addition, during the second quarter of fiscal 2009 we acquired 2,419,581 shares of our common stock in open market purchases for an aggregate of $24.8 million. These shares were allocated to our treasury stock.

     Six months ended December 31, 2009

     During the first half of fiscal 2010 we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A. and its investment entities affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million). In addition, we incurred costs of approximately $0.5 million (ZAR 3.9 million) related to the repurchase of these shares. During the first half of fiscal 2010, we also paid $1.3 million on account of shares we repurchased on June 30, 2009, under our share buy-back program.

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

Capital Expenditures

     All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.2 million as of December 31, 2009. We anticipate that capital spending for the third quarter of fiscal 2010 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

     We discuss our capital expenditures during the second quarter of fiscal 2010 under – “Liquidity and capital resources – Cash flows from investing activities.”

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for leased premises as well as other commitments are as follows:

Table 22	Payments due by Period, as at December 31, 2009(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Acquire MediKredit instruments	$9,977	$9,977	-	-	-
Interest-bearing liabilities	4,200	-	-	-	$4,200
Operating lease obligations	4,806	2,414	$2,310	$82	-
Purchase obligations	2,785	2,785	-	-	-
Capital commitments	164	164	-	-	-
Total	$21,932	$15,340	$2,310	$82	$4,200

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of December 31, 2009 and 2008, our outstanding foreign exchange contracts were as follows:

     As of December 31, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
USD	1,000,000	EUR	1.4391	EUR	1.4318	January 4, 2010
EUR	719,400	ZAR	10.9306	ZAR	10.7468	January 29, 2010

     As of December 31, 2008

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	67,251	ZAR	13.6059	ZAR	13.3618	January 30, 2009
USD	656,000	ZAR	10.8230	ZAR	9.6020	March 13, 2009

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

     Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited, or Finbond, which are exchange-traded equity securities. The fair value of these securities as of December 31, 2009, represented approximately 2% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

     The following table summarizes our exchange traded equity securities with equity price risk as of December 31, 2009. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2009 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of December 31, 2009
Table 23
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	6,732	10%	7,405	0.22%
		(10)%	6,059	(0.22)%

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

     See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, for a discussion of the Company’s risk factors. We do not believe that there have been any material changes to these risk factors.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on November 25, 2009 to consider the following proposals:

     Proposal 1. Election of directors;
     Proposal 2. Amend and restate our 2004 Stock Incentive Plan:
     Proposal 3. Ratification of appointment of independent registered public accounting firm.

     The following proposals were adopted by the votes indicated: Proposal 1:

	For	Withheld
Dr. Serge C.P. Belamant	35,997,429	2,029,767
Herman G. Kotze	36,837,393	1,189,803
Christopher S. Seabrooke	24,086,506	13,940,690
Anthony C. Ball	27,716,708	10,310,488
Alasdair J. K. Pein	27,378,081	10,649,115
Paul Edwards	27,716,708	10,310,488
Tom Tinsley	26,241,711	11,785,485

Proposal 2:

	For	Against	Abstained
Amend and restate our 2004 Stock
Incentive Plan	21,314,852	11,395,806	68,526

Proposal 3:

	For	Against	Abstained
Deloitte & Touche (South Africa)	37,910,089	104,690	12,417

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32	Certification pursuant to 18 USC Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2010.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director