Form 10-Q
period 2010-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2010-05-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
YES [   ]    NO [X ]

As of April 30, 2010 (the latest practicable date), 45,378,397 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2010	2009
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184,341	$220,786
Pre-funded social welfare grants receivable (Note 3)	4,752	4,930
Accounts receivable, net of allowances of – March: $475; June: $395	46,822	42,475
Finance loans receivable, net of allowances of – March: $245; June: $226	4,575	2,563
Deferred expenditure on smart cards	13	8
Inventory (Note 4)	5,195	7,250
Deferred income taxes	12,491	12,282
Total current assets before funds held for clients	258,189	290,294
Funds held for clients	3,304	-
Total current assets	261,493	290,294
OTHER LONG-TERM ASSETS, including available for sale securities (Note 5)	6,896	7,147
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF – March: $37,666; June: $28,169	8,269	7,376
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	2,158	2,583
GOODWILL (Note 6)	119,418	116,197
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – March: $32,281; June: $31,150 (Note 6)	78,278	75,890
TOTAL ASSETS	476,512	499,487
LIABILITIES
CURRENT LIABILITIES
Accounts payable	6,594	5,481
Other payables	77,422	61,454
Income taxes payable	15,136	10,874
Total current liabilities before client fund obligations	99,152	77,809
Client fund obligations	3,304	-
Total current liabilities	102,456	77,809
DEFERRED INCOME TAXES	50,220	41,737
OTHER LONG-TERM LIABILITIES, including non-controlling interest loans	5,274	4,185
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	157,950	123,731
EQUITY
NET1 EQUITY:
COMMON STOCK (Note 8)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - March: 45,378,397; June: 54,506,487	59	59
ADDITIONAL PAID-IN-CAPITAL	132,133	126,914
TREASURY SHARES, AT COST: March: 13,149,042; June: 3,927,516	(173,671)	(48,637)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(51,496)	(58,472)
RETAINED EARNINGS	409,350	353,353
TOTAL NET1 EQUITY	316,375	373,217
NON-CONTROLLING INTEREST	2,187	2,539
TOTAL EQUITY	318,562	375,756
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$476,512	$499,487
(A) – Derived from audited financial statements

                See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$72,291	$55,878	$211,669	$185,201

EXPENSE

Cost of goods sold, IT processing, servicing and support	17,910	15,225	55,652	51,636

Selling, general and administration	22,381	14,772	58,987	48,081

Depreciation and amortization	5,141	4,266	14,384	11,950

LOSS ON SALE OF MICROLENDING BUSINESS	-	742	-	742

IMPAIRMENT OF GOODWILL	-	-	-	1,836

OPERATING INCOME	26,859	20,873	82,646	70,956

FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM INVESTMENT	-	-	-	26,657

INTEREST INCOME, net	2,206	2,125	6,470	7,590

INCOME BEFORE INCOME TAXES	29,065	22,998	89,116	105,203

INCOME TAX EXPENSE – (Note 12)	10,441	8,543	32,964	35,444

NET INCOME FROM CONTINUING OPERATIONS BEFORE LOSS FROM EQUITY-ACCOUNTED INVESTMENTS	18,624	14,455	56,152	69,759

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	(44)	(261)	(425)	(797)

NET INCOME	18,580	14,194	55,727	68,962

(ADD) LESS: NET (LOSS) INCOME

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(192)	(185)	(270)	577

NET INCOME ATTRIBUTABLE TO NET1	$18,772	$14, 379	$55,997	$68,385

Net income per share, in cents (Note 9)
Basic earnings attributable to Net1 shareholders	41.4	25.8	120.3	120.1
Diluted earnings attributable to Net1 shareholders	41.1	25.8	119.8	119.7

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (in thousands)
Net 1 UEPS Technologies, Inc. Shareholder

							Accumulated
			Number of		Additional		Other	Non-
	Number		Treasury	Treasury	Paid-In	Retained	Comprehensive	controlling		Comprehensive
	of Shares	Amount	Shares	Shares	Capital	Earnings	(Loss) Income	Interests	Total	Income

Balance – July 1, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	$353,353	$(58,472)		$373,217

Adjustment resulting from adoption of new accounting standards								$2,539	2,539

Exercise of options by holders	83,338	-			303				303

Restricted stock granted	10,098								-

Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan					417				417

Stock-based compensation charge					4,254				4,254

Acquisition of treasury shares			(9,221,526)	(125,034)					(125,034)

Income tax benefits from stock awards sold by employees					245				245

Comprehensive income (loss), net of taxes:
Net income (loss)						55,997		(270)	55,727	$55,997
Other comprehensive income (loss):
Net unrealized loss on available for sale investment, net of tax							(684)		(684)	(684)
Movement in foreign currency translation reserve							7,660	(82)	7,578	7,660

Balance – March 31, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$132,133	$409,350	$(51,496)	$2,187	$318,562	$62,973

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income	$18,772	$14, 379	$55,997	$68,385

Other comprehensive (loss) income, net of taxes:
Net unrealized loss on asset available for sale, net of tax	-	-	(684)	-
Movement in foreign currency translation reserve	(4,830)	(10,733)	7,660	(72,051)
Total other comprehensive (loss) income, net of taxes	(4,830)	(10,733)	6,976	(72,051)

Comprehensive income (loss)	13,942	3,646	62,973	(3,666)
Less(Add) comprehensive income (loss) attributable to non-controlling interest	333	415	352	(347)

Comprehensive income (loss) attributable to Net1	$13,609	$$4,061	$62,621	$(4,013)

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$18,580	14,194	$55,727	$68,962
Depreciation and amortization	5,141	4,266	14,384	11,950
Impairment of goodwill	-	-	-	1,836
Loss from equity-accounted investments	44	261	425	797
Fair value adjustments	183	487	12	(1,957)
Unrealized foreign exchange gain related to short-term investment	-	-	-	(1,015)
Interest payable	74	105	229	336
Loss on disposal of property, plant and equipment	29	9	31	9
Loss on sale of microlending business	-	742	-	742
Stock-based compensation charge	1,400	1,317	4,254	3,868
Facility fee amortized	-	-	-	1,100
(Increase) Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	(3,314)	(17,329)	2,736	(55,120)
Decrease (Increase) in deferred expenditure on smart cards	55	84	(5)	57
(Increase) Decrease in inventory	(221)	(1,538)	2,465	(1,244)
Increase (Decrease) in accounts payable and other payables	1,325	2,215	(8,017)	(15,374)
Increase in taxes payable	7,343	475	7,027	4,659
Increase (Decrease) in deferred taxes	1,070	(182)	3,181	(1,601)
Net cash provided by operating activities	31,709	5,106	82,449	18,005

Cash flows from investing activities
Capital expenditures	(984)	(413)	(2,310)	(3,696)
Proceeds from disposal of property, plant and equipment	62	1	124	3
Acquisition of MediKredit, net of cash acquired (Note 2)	(981)	-	(981)	-
Acquisition of available for sale security	-	(3,422)	-	(3,422)
Acquisition of Net1 UAT, net of cash acquired	-	(1,906)	-	(97,992)
Acquisition of shares in equity-accounted investments	-	(150)	-	(450)
Net change in funds held for clients	280	-	280	-
Net cash used in investing activities	(1,623)	(5,890)	(2,887)	(105,557)

Cash flows from financing activities
Proceeds from issue of share capital, net of share issue expenses	-	-	720	155
Treasury stock acquired	-	-	(126,304)	(24,752)
Proceeds from short-term loan facility	-	-	-	110,000
Repayment of short-term loan facility	-	-	-	(110,000)
Payment of facility fee	-	-	-	(1,100)
Repayment of non-controlling interest loan	-	-	(137)	-
Net change in client funds obligations	(280)	-	(280)	-
Proceeds from bank overdrafts	-	2,401	-	2,496
Repayment of loans	-	(2,252)	-	(2,252)
Net cash (used in) provided by financing activities	(280)	149	(126,001)	(25,453)

Effect of exchange rate changes on cash	1,664	(2,996)	9,994	(38,445)

Net increase (decrease) in cash and cash equivalents	31,470	(3,631)	(36,445)	(151,450)

Cash and cash equivalents – beginning of period	152,871	124,656	220,786	272,475

Cash and cash equivalents – end of period	$184,341	121,025	$184,341	$121,025

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three and Nine Months Ended March 31, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

          Revenue recognition

               Fees and commissions

          The Company provides medical-related claims adjudication, reconciliation and settlement services (“medical-related claim service”) to customers, for which it charges fees. These fees are recognized in the statement of operations as the underlying services are performed.

               Funds held for clients and client fund obligations

          Funds held for clients represents cash held at banks for providers of services to our medical scheme customers that the Company has adjudicated claims for.

          Client fund obligations represent claims that have been adjudicated and reconciled and which amounts are due to the providers of services to our medical scheme customers. The Company is obligated to pay amounts to service providers once the funds have been received from medical schemes. The Company has no obligation to pay for provider claims that have not been deposited into the Company's bank accounts by the medical schemes.

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements adopted

          The following summary of recent accounting pronouncements reflects only the new authoritative accounting guidance issued that is relevant and applicable to the Company.

          In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurement and disclosures, which amends existing guidance to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuance, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. However, the final guidance does not require entities to provide sensitivity disclosures. The FASB will consider whether to require sensitivity disclosures jointly with the International Accounting Standards Board as part of the new convergence project on fair value measurements and disclosures. The guidance is effective from the first reporting period beginning on or after 15 December 2009. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

          Recent accounting pronouncements not yet adopted as of March 31, 2010

          In September 2009, the FASB issued guidance on revenue recognition in multiple deliverable revenue arrangements. This amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE or third party evidence is available. It replaces the term fair value in the revenue allocation with selling price to clarify that the allocation of revenue is based on entity specific assumptions rather then the assumptions of a market place participant. The guidance will eliminate the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. It will also significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements. It will be effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010 and will therefore be adopted by the Company, effective July 1, 2010. The Company is currently evaluating the impact of adopting this guidance.

          In December 2009, the FASB issued new guidance on the consolidation of variable interest entities. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to such involvement. This guidance is effective from the first annual reporting period beginning on or after 15 November 2009 and will therefore be adopted by the Company, effective 1 July 2010. The Company is currently evaluating the impact of adopting this guidance.

          In December 2009, the FASB issued new guidance issued on the accounting for transfers of financial assets. This guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance is effective from the first annual reporting period beginning on or after 15 November 2009 and will therefore be adopted by the Company, effective July 1, 2010. The Company is currently evaluating the impact of adopting this guidance.

          In April 2010, the FASB issued guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance will be effective for fiscal years beginning on or after December 15, 2010 and will therefore be adopted by the Company, effective July 1, 2011. The Company is currently evaluating the impact of adopting this guidance.

2.      Acquisitions

          MediKredit Healthcare Solutions (Proprietary) Limited (“MediKredit”)

          On January 1, 2010, the Company acquired 100% of MediKredit, a South African private company, for ZAR 74 million (approximately $10 million) in cash. MediKredit offers transaction processing, financial and clinical risk management solutions to both funders and providers of healthcare, primarily in South Africa. The Company believes that the acquisition of MediKredit has increased the depth and diversity of the Company’s management team with the addition of experienced executives, and provides the potential to strengthen its position as the leading independent transaction processor in South Africa and expand its offering in some of its existing markets like Ghana and Nigeria, where national health insurance schemes have been introduced and where the UEPS platform and installed card base could offer a complete national solution when combined with the MediKredit system. In addition, MediKredit provides the Company with a small, strategic entry point for the US healthcare administration market. The rapidly changing US healthcare and administration industry provides a significant opportunity for the introduction of MediKredit’s technology. Finally, the Company and MediKredit both operate similar back-end systems, which require skilled developers and technicians and the addition of MediKredit would significantly broaden the Company’s base of qualified development employees.

          FIHRST Management Services (Proprietary) Limited business and related software (collectively “FIHRST”)

          On March 31, 2010, the Company acquired FIHRST, a South African business, for ZAR 70 million (approximately $9 million). The purchase consideration was settled in cash in the first week of April 2010. FIHRST offers a third party payroll payments solution to companies in South Africa.

          The FIHRST acquisition provides the Company with access to employees of FIHRST’s customers which the Company believes will provide it with the opportunity to market its range of transaction processing products and financial services, including bill payments, insurance products, prepaid utilities and third party payments to these employees. The Company will have the potential to promote its wage payment initiative by offering the employees of FIHRST customers its banking solutions through the Company’s relationship with Grindrod Bank Limited. Finally, the Company and FIHRST operate on different IT platforms, which will result in additional resources with complementary IT skills. The Company may also realize IT-related cost synergies in areas such as disaster recovery and computer maintenance and support.

          The preliminary purchase price allocation of the MediKredit and FIHRST acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, are provided in the table below:

	MediKredit	FIHRST	Total
Cash and cash equivalents	$9,005	$77	$9,082
Accounts receivable, net	2,940	639	3,579
Property, plant and equipment	1,290	106	1,396
Intangible assets (see Note 6)	6,070	7,971	14,041
Trade and other payables	(9,931)	(414)	(10,345)
Deferred tax assets	2,718	435	3,153
Deferred tax liabilities (see Note 6)	(2,097)	(622)	(2,719)
Goodwill (see Note 6)	-	1,263	1,263
Total purchase price	$9,995	$9,455	$19,450

          The preliminary purchase price allocations were based on management estimates as of March 31, 2010, and may be adjusted up to one year following the closing of the transaction. The purchase price allocations have not been finalized as management is still in the process of performing its detailed analysis of assets and liabilities and contingencies acquired.

          Pro forma results of operations have not been presented because the effect of the MediKredit and FIHRST acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations. During the three and nine months ended March 31, 2010, the Company incurred transaction-related expenditures of $0.3 million and $0.4 million, respectively.

3.      Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2010 payment service commenced during the last two days of March 2010 and was offered at merchant locations only.

4.      Inventory

          The Company’s inventory comprised the following categories as of March 31, 2010 and June 30, 2009.

	March 31,	June 30,
	2010	2009

Raw materials	$38	$153
Finished goods	5,157	7,097
	$5,195	$7,250

5.      Fair value of financial instruments and equity-accounted investments

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

          The Company’s outstanding foreign exchange contracts are as follows:

          As of March 31, 2010

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	30,800	ZAR	10.4690	ZAR	9.9254	May 11, 2010
EUR	207,000	ZAR	10.1107	ZAR	10.0644	July 30, 2010

          As of March 31, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	47,651	ZAR	12.8441	ZAR	12.7818	April 30, 2009
EUR	241,500	ZAR	13.1515	ZAR	13.0233	August 14, 2009

               Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. On March 1, 2009, the Company acquired approximately 22% of the issued share capital of Finbond Group Limited (“Finbond”), which are exchange-traded equity securities. The fair value of these securities as of March 31, 2010, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound. The market price of these securities may fluctuate for a variety of reasons, consequently, the amount the Company may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

          Liquidity risk relates to the risk of loss that the Company would incur as a result of the lack of liquidity on the exchange on which these securities are listed. The Company may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange traded price, or at all.

5.      Fair value of financial instruments and equity-accounted investments (continued)

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

          The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of March 31, 2010, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

          Finbond’s shares are traded on the JSE Limited (“JSE”) and the Company has designated such shares as available for sale investments. The Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond include primarily mortgage brokering services, property investment and microlending. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

               Derivative transactions - Foreign exchange contracts

          As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter customized derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of BBB or better. The Company uses quoted prices in active markets for identical assets and liabilities to determine fair value. The Company has no derivatives that require fair value measurement under level 1 or 3 of the fair value hierarchy.

          The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock (available for sale assets included in
OTHER LONG-TERM ASSETS)	-	-	$6,754	$6,754
Total assets at fair value	-	-	$6,754	$6,754

Liabilities
Foreign exchange contracts	-	$4	-	$4
Total liabilities at fair value	-	$4	-	$4

5.      Fair value of financial instruments and equity-accounted investments (continued)

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

          The Company reviews the carrying values of its investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and the excess is determined to be other-than-temporary. The Company determined that there was not a decline in the fair value below cost of the equity-accounted investments during the reporting periods presented herein, and therefore has not recorded an impairment charge during the three and nine months ended March 31, 2010.

          During the three and nine months ended March 31, 2010, the Company’s share in VTU Colombia’s accumulated losses exceeded its investment. VTU Colombia other shareholders are providing short-term funding for continued operations and the Company has no obligation to provide any additional funding at this stage. In addition, in February 2010, the Company’s investment in VTU Colombia was diluted from 50% to 37.50% due to the admission of a new independent shareholder. The funds received from this shareholder by VTU Colombia were used to fund its continuing operations.

          The Company has sold hardware, software and/or licenses to SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia and defers recognition of 50% of the net income after tax related to these sales until SmartSwitch Namibia, SmartSwitch Botswana and VTU Colombia have used the purchased asset or has sold it to a third party. The deferral of the net income after tax is shown in the Elimination column in the table below.

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

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2009 and March 31, 2010:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2009	$3,467	$2,468	$(3,451)	$99	$2,583
(Loss) Earnings from equity-accounted investments	-	-	(698)	273	(425)
SmartSwitch Namibia(1)	-	-	5	90	95
SmartSwitch Botswana(1)	-	-	(155)	183	28
VTU Colombia(1)	-	-	(407)	-	(407)
VinaPay(1)	-	-	(141)	-	(141)
Foreign currency adjustment(2)	131	95	(187)	(39)	-
Balance as of March 31, 2010	$3,598	$2,563	$(4,336)	$333	$2,158

          (1) – includes the recognition of realized net income as described below.

          (2) – the foreign currency adjustment represents the effects of the combined net fluctuations between the functional currency of the equity-accounted investments and the US dollar.

5.      Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis (continued)

          Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended March 31, 2010:

	(Loss)
	Earnings	Elimination	Total

(Loss) Earnings from equity- accounted investments	(136)	92	(44)
SmartSwitch Namibia	1	30	31
SmartSwitch Botswana	(79)	62	(17)
VTU Colombia	-	-	-
VinaPay	(58)	-	(58)

          There were no significant sales to these investees that require elimination during the three and nine months ended March 31, 2010 and 2009.

6.      Goodwill and intangible assets

          Goodwill

          Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2010.

Carrying
value

Balance as of June 30, 2009	$116,197
Acquisitions(1)	1,263
Foreign currency adjustment (2)	1,958
Balance as of March 31, 2010	$119,418

          (1) – represents goodwill arising from the acquisition of FIHRST and has been translated at the foreign exchange rates applicable on the date the transactions became effective.

          (2) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR and the euro against the US dollar on the carrying value of goodwill.

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2010	2009

Transaction-based activities(1)	$38,969	$35,362
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	80,449	80,835
Total	$119,418	$116,197

          (1) – Goodwill arising from the acquisition of FIHRST has been allocated to the Transaction-based activities operating segment.

6.      Goodwill and intangible assets (continued)

          Intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2010 and June 30, 2009:

	As of March 31, 2010			As of June 30, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$84,712	$(21,681)	$63,031	$83,824	$(12,306)	$71,518
Software and unpatented technology(1)	11,436	(438)	10,998	10,079	(10,079)	-
FTS patent	5,184	(4,945)	239	4,861	(4,333)	528
Exclusive licenses	4,506	(3,779)	727	4,506	(3,293)	1,213
Trademarks	3,898	(1,369)	2,529	3,656	(1,025)	2,631
Customer database(1)	823	(69)	754	-	-	-
Total finite-lived intangible assets	$110,559	$(32,281)	$78,278	$106,926	$(31,036)	$75,890

          (1) Includes the customer relationships and software and unpatented technology acquired as part of the MediKredit acquisition in January 2010 and the FIHRST acquisition in March 2010.

          The useful life of the MediKredit and FIHRST software and MediKredit customer database is three years and the useful life of the FIHRST customer relationships is 10 years. On acquisition, the Company recognized a deferred tax asset of approximately $0.4 million related to the acquisition of the FIHRST software and a deferred tax liability of approximately $2.7 million related to the MediKredit and remaining FIHRST intangible assets.

          Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2010, was approximately $4.0 million and $11.3 million, respectively (three and nine months ended March 31, 2009, was approximately $3.4 million and $9.3 million, respectively). Future annual amortization expense is estimated at approximately $16.1 million, however, this amount could differ from the actual amortization as a result of changes in useful lives, exchange rate fluctuations and other relevant factors.

7.      Short-term facilities

          As of March 31, 2010, the Company had short-term facilities in ZAR of approximately $67.6 million, translated at exchange rates applicable as of March 31, 2010. As of March 31, 2010, the overdraft rate on these facility was 8.85%, and the facility was fully undrawn. In addition, Net 1 Universal Technologies (Austria) AG (“Net1 UAT), formerly BGS Smartcard Systems AG (“BGS”) has short-term facilities of approximately $1.3 million, translated at exchange rates applicable as of March 31, 2010, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of March 31, 2010, the Company had utilized none of its South African short-term facilities. The Company’s management believes its current short-term facilities are sufficient in order to meet its future obligations as they arise.

8.      Capital structure

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

          In February 2010, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and in May 2010 the Board of Directors increased this authorization a further $50 million to $100 million in total. The authorization does not have an expiration date.

8.      Capital structure (continued)

          Common stock repurchases (continued)

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

          The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. During the three months ended March 31, 2010, the Company did not repurchase any shares.

9.      Earnings per share

          Basic earnings per share includes restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2010 and 2009, reflects only undistributed earnings. Basic earnings per shares for the three and nine months ended March 31, 2009, have been retrospectively adjusted to include participating securities in the weighted average number of outstanding shares of common stock.

          Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months and nine ended March 31, 2010 and 2009, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of March 31, 2010 and 2009, the vesting conditions in respect of a portion of the awards had been satisfied.

          The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2010 and 2009.

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009(1)	2010	2009(1)
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,378	55,674	46,532	56,933
Weighted average effect of dilutive securities: employee stock options	265	125	193	193
Weighted average number of outstanding shares of common stock – diluted	45,643	55,799	46,725	57,126

          (1) the weighted average number of outstanding shares have been retrospectively adjusted to conform with the requirements.

10.    Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the nine months ended March 31, 2010, and 2009:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value
Outstanding – July 1, 2009	1,896,994	$19.03	8.30	$1,576
Exercised	(83,338)	-	-	1,667
Outstanding – March 31, 2010	1,813,656	$19.76	7.66	3,586

Outstanding – July 1, 2008	953,378	$18.20	7.40	5,813
Granted under plan	560,000	$24.46	10.00	-	$4,017
Exercised	(50,006)	-	-	1,270
Outstanding – March 31, 2009	1,463,372	$21.12	7.80	$1,959

          No stock options became exercisable during the three and nine months ended March 31, 2010 and 2009.

          No stock options were exercised during the three months ended March 31, 2010 and 2009. During the nine months ended March 31, 2010 and 2009, the Company received approximately $0.3 million and $0.2 million, respectively, from stock options exercised and approximately $0.4 million and $0 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

               Restricted stock

          The following table summarizes restricted stock activity for the nine months ended March 31, 2010, and 2009:

		Weighted
	Number of	Average
	Shares of	Grant
	Restricted	Date Fair
	Stock	Value
Non-vested – July 1, 2009	597,162	-
Granted – August 2009	10,098	$185
Vested – September 2009	(198,338)	-
Non-vested – December 31, 2009	408,922	-
Vested – February 2010	(1,094)	-
Non-vested – March 31, 2010	407,828	-

Non-vested – July 1, 2008	594,782	-
Granted – August 2008	3,474	$85
Non-vested – December 31, 2008	598,256
Vested – February 2009	(1,094)
Non-vested – March 31, 2008	597,162	-

          The fair value of restricted stock vested during the nine months ended March 31, 2010 and 2009, was $3.8 million and $0.02 million, respectively.

10.    Stock-based compensation (continued)

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $1.4 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended March 31, 2010
Stock-based compensation charge	$1,400	$50	$1,350
Total – Three months ended March 31, 2010	$1,400	$50	$1,350

Three months ended March 31, 2009
Stock-based compensation charge	$1,317	$60	$1,257
Total – Three months ended March 31, 2009	$1,317	$60	$1,257

          The Company has recorded a stock compensation charge of $4.3 million and $3.9 million for the nine months ended March 31, 2010 and 2009, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Nine months ended March 31, 2010
Stock-based compensation charge	$4,254	$152	$4,102
Total – Nine months ended March 31, 2010	$4,254	$152	$4,102

Nine months ended March 31, 2009
Stock-based compensation charge	$3,868	$181	$3,687
Total – Nine months ended March 31, 2009	$3,868	$181	$3,687

          The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of March 31, 2010, the total unrecognized compensation cost related to stock options was approximately $5.1 million, which the Company expects to recognize over approximately four years. As of March 31, 2010, the total unrecognized compensation cost related to restricted stock awards was approximately $4.9 million, which the Company expects to recognize over approximately one and half years.

          As of March 31, 2010, the Company has recorded a deferred tax asset of approximately $0.7 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

11.    Operating segments

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision makers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

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

11.    Operating segments (continued)

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to provincial governments in South Africa, transaction processing for retailers, utilities, medical-related claim service customers and banks and transaction fees generated from UEPS-enabled smartcards used in Iraq. The MediKredit and FIHRST business have been allocated to the transaction-based activities segment and are more fully described in note 2. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three and nine months ended March 31, 2010, there were three such customers, providing 28%, 17% and 11% and 29%, 17% and 11%, respectively, of total revenue (the three and nine months ended March 31, 2009: there were three and two such customers, providing 34%, 15% and 10%, and 31% and 14%, respectively, of total revenue).

          The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

          The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The Company sold its traditional microlending business included in this segment on March 1, 2009, and therefore the Financial services segment for the three and nine months ended March 31, 2010, comprised only the Company’s UEPS-based microlending business.

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

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues to external customers
Transaction-based activities	$50,854	$35,995	$141,247	$109,159
Smart card accounts	7,956	6,676	24,167	21,957
Financial services	1,149	1,357	2,799	4,571
Hardware, software and related technology sales	12,332	11,850	43,456	49,514
Total	72,291	55,878	211,669	185,201
Inter-company revenues
Transaction-based activities	1,013	810	3,064	2,603
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	664	(19)	1,548	1,999
Total	1,677	791	4,612	4,602
Operating income
Transaction-based activities	26,837	21,638	80,238	60,929
Smart card accounts	3,616	3,034	10,985	9,979
Financial services	831	(261)	1,908	(1,504)
Hardware, software and related technology sales	(1,798)	(1,398)	(1,851)	8,229
Corporate/Eliminations	(2,627)	(2,140)	(8,634)	(6,677)
Total	$26,859	$20,873	$82,646	$70,956

11.    Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest earned
Transaction-based activities	$-	$-	$-	$-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	2,450	4,279	7,257	16,062
Total	2,450	4,279	7,257	16,062
Interest expense
Transaction-based activities	222	2,081	744	6,284
Smart card accounts	-	-	-	-
Financial services	-	-	1	-
Hardware, software and related technology sales	-	1	4	196
Corporate/Eliminations	22	72	38	1,992
Total	244	2,154	787	8,472

Depreciation and amortization
Transaction-based activities	2,108	900	4,552	2,929
Smart card accounts	-	-	-	-
Financial services	129	102	380	317
Hardware, software and related technology sales	2,611	2,991	8,575	7,818
Corporate/Eliminations	293	273	877	886
Total	5,141	4,266	14,384	11,950

Income taxation expense
Transaction-based activities	7,511	5,576	22,517	15,853
Smart card accounts	1,012	849	3,074	2,793
Financial services	233	423	534	589
Hardware, software and related technology sales	(389)	(292)	124	2,449
Corporate/Eliminations	2,074	1,987	6,715	13,760
Total	10,441	8,543	32,964	35,444

Net income
Transaction-based activities	19,140	13,980	57,145	38,793
Smart card accounts	2,605	2,185	7,911	7,185
Financial services	599	271	1,373	(1,139)
Hardware, software and related technology sales	(1,491)	(1,115)	(2,085)	5,661
Corporate/Eliminations	(2,081)	(942)	(8,347)	17,885
Total	18,772	14,379	55,997	68,385

Segment assets
Total	476,512	422,832	476,512	422,832

Expenditures for long-lived assets
Transaction-based activities	831	157	1,845	2,400
Smart card accounts	-	-	-	-
Financial services	122	34	240	666
Hardware, software and related technology sales	31	222	225	630
Corporate/Eliminations	-	-	-	-
Total	$984	$413	$2,310	$3,696

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

12.    Income tax in interim periods

          For the purposes of interim financial reporting, the Company determines the appropriate income tax provision by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income. This amount is then adjusted for the tax effect of significant unusual or extraordinary items that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate, if and when applicable, on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

          For the three and nine months ended March 31, 2010, the tax charge was calculated using the expected effective tax rate for the year (34.55%) . The Company’s effective tax rate for the three and nine months ended March 31, 2010, was 35.9% and 37.0%, respectively.

          The Company increased its unrecognized tax benefits by $0.1 million and $0.3 million during the three and nine months ended March 31, 2010. As of March 31, 2010, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

          The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Austria, the Russian Federation and in the US federal jurisdiction. As of March 31, 2010, the Company is no longer subject to income tax examination by the South African Revenue Service for years before March 31, 2006. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

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

Business Developments During Fiscal 2010

               South Africa

          SASSA update

          Our one-year contract with the South African Social Security Agency, or SASSA, for the payment of social welfare grants in the five provinces we serve, was scheduled to expire on March 31, 2010, and was extended for a further three months until June 30, 2010, provisionally under the same terms and conditions. We are currently in discussions with the South African government and expect to conclude such discussions over the next four to six weeks. Following the election of a new president and cabinet, the economic crisis and reduced spending requirements and austerity measures imposed on South African government bodies by the new Minister of Finance, SASSA must reduce the cost of grant administration and distribution and has communicated this requirement to its largest suppliers, including us.

          We have tabled a number of proposals to government including further contract extensions, a new fixed-term contract, and the commencement of a new tender process and various permutations of the foregoing. The terms of any agreement reached with SASSA, whether a further contract extension or a new fixed-term contract, may vary significantly from the current contract in terms of pricing, volume and service delivery criteria. Such new terms and conditions may be applied retrospectively to become effective from April 1, 2010 in order to coincide with the commencement of SASSA’s fiscal year and the South African National Treasury’s budget allocation period. Should we fail to reach any agreement with SASSA, our current contract will terminate on June 30, 2010, unless the current contract is further extended. We are and expect to remain an integral supplier to the South African government.

          Progress of wage payment implementation and UEPS-based lending

          Our recently appointed Financial Services Cluster general manager is pursuing a number of projects in order to further expand our wage payment initiative in South Africa. In addition, through our recent acquisition of FIHRST Management Services (Pty) Limited’s business and related software, or FIHRST, described in more detail below, we will be able to promote our wage payment initiative by offering the employees of FIHRST customers banking solutions through our relationship with Grindrod Bank Limited.

          During the third quarter of fiscal 2010 we grew our UEPS-based lending book through coordinated marketing of our products to our customer base.

          Acquisition of FIHRST

          At the end of March 2010, we acquired FIHRST, a South African business, for ZAR 70 million (approximately $9 million) in cash. FIHRST offers a third party payroll payments solution to South African companies, representing approximately 700,000 employees with a transaction volume of approximately R40 billion per annum.

          We believe that the acquisition of FIHRST will enhance our position as one of the leading independent transaction processors in South Africa. We believe that the acquisition is strategically important for the following reasons:

  FIHRST gives us access to the 700,000 employees of FIHRST customers will provide us the opportunity to market our range of transaction processing products and financial services, including bill payments, insurance products, prepaid utilities and third party payments to these employees.

  As described above, FIHRST will enable us to promote our wage payment initiative to employees of FIHRST’s customers.

  FIHRST’s technology platforms and IT development resources enhance our existing platforms and resources. We operate on different IT platforms to FIHRST, which will result in additional resources with complementary IT skills. We may also realize IT-related cost synergies in areas such as disaster recovery and computer maintenance and support.

  The addition of FIHRST’s experienced executives increases the depth and diversity of our management team. The FIHRST management team has significant experience and relationships within the third-party payment processing industry, which is key focus area for us.

          Acquisition of MediKredit Integrated Healthcare Solutions (Pty) Limited, or MediKredit

          In January 2010, we acquired 100% of MediKredit, a South African private company, for a purchase price of ZAR 74 million (approximately $10 million). MediKredit offers transaction processing, financial and clinical risk management solutions to both funders and providers of healthcare. MediKredit was advised in late calendar 2009 that one of its major customers had decided to cancel its contractual relationship with MediKredit. The purchase price paid by Net1 reflects such loss of customer. MediKredit will continue to recognize fees from the customer until April 2010.

          MediKredit currently operates its core business in South Africa and this business is currently cash sustainable. In addition, MediKredit is currently exploring various opportunities, primarily in the United States, and the development and set up costs, taken together with the core South Africa business, will result in a net monthly operating loss post April 2010. We do not expect the operating loss at MediKredit to be material to our overall profitability. The MediKredit management team will actively pursue new customers and business opportunities in South Africa’s rapidly consolidating private health care industry and will focus on realizing cost savings and synergies identified during the acquisition due diligence process to minimize, and ultimately reverse, the anticipated operating losses.

          MediKredit management view processing fee per scheme card holders (the main member in the scheme) and scheme lives (the individuals linked to the main member in the scheme) and fee per line (the number of products within a claim) processed as major drivers of the business.

          We believe that MediKredit will provide us the opportunity to expand our technology to another adjacent market and to cross-sell our payment technologies. Together with the FIHRST acquisition, MediKredit has expanded our position as the leading independent transaction processor in South Africa, as we have added leadership in the healthcare transaction processing space to our existing leadership position in the merchant processing space (through EasyPay). The acquisition has also provided us with a small, strategic entry point for the US healthcare administration market. The rapidly changing US healthcare and administration industry provides a significant opportunity for the introduction of MediKredit’s technology. MediKredit’s wholly owned subsidiary in the US, XeoHealth Corporation, recently launched its proven Real Time Adjudication rules engine for the health care industry in the US. Finally, like FIHRST, the MediKredit acquisition has also enhanced our technology platforms and IT development resources and added depth and diversity to our management team.

               Outside South Africa

          The African Continent and Iraq

          During the third quarter of fiscal 2010, we recorded revenue from transaction fees and the delivery of smartcards under our contract with the government of Iraq. During early January 2010, we received additional orders for 800,000 UEPS-enabled smart cards and 1,500 point of sale devices. We expect to generate ongoing revenues from these sales as well as transaction fees under our Iraqi contract during the fourth quarter of fiscal 2010. We have entered the second phase of our initiative in Ghana and now generate recurring income in the form of hardware and software maintenance fees.

          We continue to service our current customers on the African continent and in Iraq. Our UETS business unit continued its business development efforts in multiple new countries on the African continent during the quarter.

          During the third quarter of fiscal 2010, SmartSwitch Namibia generated incremental transaction fees from prepaid airtime and electricity transactions and transactions conducted between merchants and UEPS-enabled smartcards in Namibia. SmartSwitch Botswana generated transaction fees during the third quarter of fiscal 2010 from the payment of food voucher grants. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during the fourth quarter of fiscal 2010.

          Net 1 Universal Technologies (Austria) AG, or Net1 UAT

          Net1 UAT’s operations are seasonal and the first quarter and third quarters are historically its weakest. Growth at Net1 UAT during the third quarter of fiscal 2010 continued to be adversely impacted by our transitioning of its business model from a hardware and software sale-oriented model to one which generates recurring transaction fees, as well as by challenging economic conditions in Eastern Europe. For the fourth quarter of fiscal 2010, we expect revenue from Net1 UAT to be lower than a year ago due to the business transformation and weak economic conditions. We expect to sign our first agreement that reflects the transformed business model for Net1 UAT during the fourth quarter of fiscal 2010.

          Net1 Virtual Card

          During the third quarter of fiscal 2010, we increased our business development efforts of our Virtual Card offering in the continental United States and surrounding territories and successfully demonstrated, in a live environment, this product to a number of prospective partners, including mobile operators, banks and card associations. The Company is currently increasing its technical and operating staff at our Dallas, Texas offices in order to meet anticipated client demand.

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
  Intangible assets acquired;
  Accounts receivable and provision for doubtful debts;
  Research and development; and
  Revenue Recognition – System Implementation Projects.

          Recent accounting pronouncements adopted

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted as of March 31, 2010, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

          Recent accounting pronouncements not yet adopted as of March 31, 2010

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2010, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2010	2009	2010	2009	2009
ZAR : $ average exchange rate	7.5359	9.9583	7.6287	9.2287	9.0484
Highest ZAR : $ rate during period	7.8939	10.7025	8.3187	11.8506	11.8506
Lowest ZAR : $ rate during period	7.2129	9.1614	7.2120	7.1557	7.1556
Rate at end of period	7.3926	9.7205	7.3926	9.7205	7.8821

ZAR: US $ Exchange Rates

          Translation exchange rates

          We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2010 and 2009, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2010	2009	2010	2009	2009
Income and expense items: $1 = ZAR .	7.5341	9.9617	7.6247	9.0829	8.9397

Balance sheet items: $1 = ZAR	7.3926	9.7205	7.3926	9.7205	7.8821

Results of operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in US dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for the three and nine months ended March 31, 2009, include the operations of Net1 UAT from September 1, 2008. Net1 UAT’s operations are included in our consolidated financial statements for the entire third quarter of fiscal 2010 and 2009 and the year to date fiscal 2010. The results of operation for the three months ended March 31, 2010, include the operations of MediKredit, which has been allocated to our transaction-based activities operating segment. Our acquisition of FIHRST occurred at the end of the third quarter of fiscal 2010 and therefore, our results will include FIHRST’s operations from April 1, 2010. FIHRST has been allocated to our transaction-based activities operating segment.

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

Third quarter fiscal 2010 compared to the third quarter of fiscal 2009

          The following factors had an influence on our results of operations during the third quarter of fiscal 2010 as compared with the same period in the prior year:

  Favorable impact from the weakness of the US dollar: Emerging market currencies were negatively impacted by the global financial crisis during the last three months of calendar 2008 and the first half of calendar 2009. The US dollar depreciated by 24% compared to the ZAR during the third quarter of fiscal 2010 compared to fiscal 2009 which has had a positive impact on our reported results;
  Increased transaction volumes at EasyPay: Our reported results were favorably impacted by increased transaction volumes at EasyPay resulting from growth in value-added services;
  Increased revenue from MediKredit at lower operating margins than other transaction-based activity business:
  Our MediKredit acquisition positively impacted on our revenue during the third quarter of fiscal 2010, however, MediKredit generates a lower operating margin than our other transaction-based activity businesses and therefore lowered our reported segment margins;
  Increased user adoption in Iraq: Our reported results were positively impacted by increased transaction revenues from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment continues to be adversely impacted by lower revenues, primarily as a result of fewer ad hoc sales to the Bank of Ghana when compared to a year ago, and overall margin pressure at Net1 UAT and weaker demand for our products as well as pricing pressures resulting from the global recession, all of which was partially offset by hardware sales to Iraq;
  Intangible asset amortization related to acquisitions: Our reported results were adversely impacted by additional intangible asset amortization of approximately $0.5 million related to the RMT acquisition, which closed in April 2009 and $0.5 million related to the MediKredit acquisition, which closed in January 2010; and
  Non-recurring items: During the third quarter of fiscal 2009 we recognized a loss on the sale of our traditional microlending business of $0.7 million (ZAR 7.4 million).

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended March 31,
	2010	2009	%
	$ ’000	$ ’000	change
Revenue	72,291	55,878	29%
Cost of goods sold, IT processing, servicing and support	17,910	15,225	18%
Selling, general and administration	22,381	14,772	52%
Depreciation and amortization	5,141	4,266	21%
Loss on sale of microlending business	-	742
Operating income	26,859	20,873	29%
Interest income, net	2,206	2,125	4%
Income before income taxes	29,065	22,998	26%
Income tax expense	10,441	8,543	22%
Net income before loss from equity-accounted investments	18,624	14,455	29%
Loss from equity-accounted investments	(44)	(261)	(83)%
Net income	18,580	14,194	31%
(Add) Less: net (loss) income attributable to non-controlling interest	(192)	(185)	-%
Net income attributable to us	18,772	14,379	31%

	In South African Rand
Table 4	(US GAAP)
	Three months ended March 31,
	2010	2009	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	544,651	556,640	(2)%
Cost of goods sold, IT processing, servicing and support	134,937	151,666	(11)%
Selling, general and administration	168,622	147,154	15%
Depreciation and amortization	38,732	42,496	(9)%
Loss on sale of microlending business	-	7,392
Operating income	202,360	207,932	(3)%
Interest income, net	16,620	21,169	(21)%
Income before income taxes	218,980	229,101	(4)%
Income tax expense	78,664	85,103	(8)%
Net income before loss from equity-accounted investments	140,316	143,998	(3)%
Loss from equity-accounted investments	(332)	(2,600)	(87)%
Net income	139,984	141,398	(1)%
(Add) Less: net (loss) income attributable to non-controlling interest	(1,447)	(1,843)	-%
Net income attributable to us	141,431	143,241	(1)%

          Analyzed in ZAR, the decrease in revenue and cost of goods sold, IT processing, servicing and support for the third quarter of fiscal 2010, was primarily due to lower sales of hardware, software and related technologies, which was partially offset by higher revenues in our transaction-based activities operating segment.

          Our operating income margin for the third quarter of fiscal 2010 and 2009 was 37%. We discuss the components of the operating income margin under “—Results of operations by operating segment”.

          Analyzed in ZAR, selling, general and administration expenses increased during the third quarter of fiscal 2010 primarily due to increases in goods and services purchased from third parties and the inclusion of MediKredit’s operations. Selling, general and administration expenses include transaction-related costs of $0.3 million (ZAR 2.1 million) and the stock-based compensation charge related to the stock options awarded in the May 2009 and restricted stock granted in August 2009.

          Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.6 million (ZAR 4.5 million) and $0.4 million (ZAR 4.1 million) during the third quarter of fiscal 2010 and 2009, respectively.

          Depreciation and amortization and deferred tax expenses increased during fiscal 2010 primarily as a result of the RMT and MediKredit acquisitions, as summarized in the tables below:

	Three months ended
Table 5	March 31,
	2010	2009
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	3,780	3,189
Prism acquisition	429	999
RMT acquisition	532	-
MediKredit acquisition	497	-
Net1 UAT acquisition	2,322	2,190

Deferred tax included in income tax expense:	1,047	888
Prism acquisition	144	340
RMT acquisition	149	-
MediKredit acquisition	172	-
Net1 UAT acquisition	582	548

	Three months ended
Table 6	March 31,
	2010	2009
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	28,478	31,767
Prism acquisition	3,229	9,951
RMT acquisition	4,010	-
MediKredit acquisition	3,745	-
Net1 UAT acquisition	17,494	21,816

Deferred tax included in income tax expense:	7,883	8,844
Prism acquisition	1,081	3,385
RMT acquisition	1,123	-
MediKredit acquisition	1,294	-
Net1 UAT acquisition	4,385	5,459

          Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with SASSA. Through March 31, 2010, we were in an extension phase with our contract and thus the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been fully depreciated in prior periods. Accordingly, depreciation expense related to these activities decreased during the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers, our participating merchant POS terminals and MediKredit assets acquired.

          During the third quarter of fiscal 2009 we sold our traditional microlending business and recognized a loss of approximately $0.7 million (ZAR 7.4 million).

          Interest on surplus cash for the third quarter of fiscal 2010 decreased to $2.5 million (ZAR 18.8 million) from $4.3 million (ZAR 42.6 million) for the third quarter of fiscal 2009. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009 and lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 14.32% per annum for the third quarter of fiscal 2009 to 10.47% per annum for the third quarter of fiscal 2010. The lower cash balances resulted primarily from our repurchase of our shares from Brait S.A’s investment affiliates in August 2009.

          Interest expense decreased during the third quarter of fiscal 2010 due to a decrease in the average rates of interest on our short-term facilities and the elimination of our obligation to provide prefunded social welfare grants to provincial governments. In ZAR, finance costs decreased to $0.2 million (ZAR 1.5 million) for the third quarter of fiscal 2010 from $2.1 million (ZAR 21.4 million) for the third quarter of fiscal 2009.

          Total tax expense for the third quarter of fiscal 2010 was $10.4 million (ZAR 78.7 million) compared with $8.5 million (ZAR 85.1 million) during the same period in the prior fiscal year. Our total tax expense decreased due to lower taxable income resulting from a decrease in overall trading activity. Our effective tax rate for the third quarter of fiscal 2010 was 35.9%, compared to 37.1% for the third quarter of fiscal 2009. The change in our effective tax rate was primarily due to a decrease in non-deductible expenses during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended March 31,
	2010	% of	2009	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
Transaction-based activities	50,854	70%	35,995	64%	41%
Smart card accounts	7,956	11%	6,676	12%	19%
Financial services	1,149	2%	1,357	2%	(15)%
Hardware, software and related technology sales	12,332	17%	11,850	22%	4%
Total consolidated revenue	72,291	100%	55,878	100%	29%
Consolidated operating income (loss):
Transaction-based activities	26,837	100%	21,638	104%	24%
Operating income before amortization	28,143		21,962		28%
Amortization of intangible assets	(1,306)		(324)		303%
Smart card accounts	3,616	13%	3,034	15%	19%
Financial services	831	3%	(261)	(1)%	(418)%
Operating income before loss on sale of microlending business	831		481		73%
Loss on sale of microlending business	-		(742)
Hardware, software and related technology sales	(1,798)	(7)%	(1,398)	(7)%	29%
Operating income before amortization	676		1,467		(54)%
Amortization of intangible assets	(2,474)		(2,865)		(14)%
Corporate/eliminations	(2,627)	(9)%	(2,140)	(11)%	23%
Total consolidated operating income	26,859	100%	20,873	100%	29%

Table 8	In South African Rand (US GAAP)
	Three months ended March 31,
	2010		2009
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	383,141	70%	358,572	64%	7%
Smart card accounts	59,942	11%	66,504	12%	(10)%
Financial services	8,657	2%	13,518	2%	(36)%
Hardware, software and related technology sales	92,911	17%	118,046	22%	(21)%
Total consolidated revenue	544,651	100%	556,640	100%	(2)%
Consolidated operating income (loss):
Transaction-based activities	202,194	100%	215,552	103%	(6)%
Operating income before amortization	212,037		218,781		(3)%
Amortization of intangible assets	(9,843)		(3,229)		205%
Smart card accounts	27,243	13%	30,224	15%	(10)%
Financial services	6,261	3%	(2,600)	(1)%	(341)%
Operating income before loss on sale of microlending business	6,261		4,792		31%
Loss on sale of microlending business	-		(7,392)
Hardware, software and related technology sales	(13,546)	(7)%	(13,926)	(7)%	(3)%
Operating income before amortization	5,089		14,612		(65)%
Amortization of intangible assets	(18,635)		(28,538)		(35)%
Corporate/eliminations	(19,792)	(9)%	(21,318)	(10)%	(7)%
Total consolidated operating income	202,360	100%	207,932	100%	(3)%

               Transaction-based activities

          In ZAR, the increases in revenue were primarily due to increased transaction volumes at EasyPay and from the utilization of our UEPS system in Iraq and the acquisition of MediKredit.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our transaction-based activities decreased to 53% from 60%. The decrease was primarily due to additional intangible asset amortization related to the acquisition of MediKredit, lower margins in our MediKredit operation compared with other transaction-based activities and ad hoc hardware maintenance charges at Easypay, which was partially offset by increased transaction fees from the utilization of our UEPS system in Iraq.

               Pension and welfare operations:

          Effective April 1, 2009, we signed a one-year contract with SASSA which expired on March 31, 2010, and which was subsequently extended on its existing terms (which may be varied retrospectively by any subsequent agreement reached with SASSA) by three months to June 30, 2010. The SASSA contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. Under our previous provincial contracts, depending on the province, we received either a fee per grant distributed, or per beneficiary paid, or as a percentage of the total grant amount distributed. In addition, commencing with the May 2009 pay cycle, SASSA assumed responsibility for the pre-funding of all social welfare grants. Our average revenue per beneficiary paid will therefore remains unchanged during the term of the contract, including the current extension. From time to time, we are requested to assist with the payment of ad-hoc special grants or benefits (such as disaster relief payments), which may be at a different rate than the standard welfare distribution price. We also receive a once-off registration fee for every new beneficiary we enroll on our system.

          Key statistics of our merchant acquiring system:

          The increase in the number of POS devices and number of participating UEPS retail locations since March 31, 2009, is due to increased rental or purchase of POS devices by current merchants requesting additional equipment and new merchants joining our UEPS merchant acquiring system.

          The key statistics and indicators of our merchant acquiring system during the third quarter of fiscal 2010 and 2009, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 9	Three months ended
	March 31,
	2010	2009
	NC, EC,	NC, EC,
	KZN, L	KZN, L
Province included (1)	and NW	and NW
Total POS devices installed	4,700	4,263
Number of participating UEPS retail locations	2,552	2,391
Value of transactions processed through POS devices during the quarter (2) (in $ ’000)	397,141	276,947
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in $ ’000)	381,993	278,685
Value of transactions processed through POS devices during the quarter (2) (in ZAR ’000)	2,992,828	2,758,391
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in ZAR ’000)	2,878,675	2,775,707
Number of grants paid through POS devices during the quarter (2)	4,370,553	4,690,822
Number of grants paid through POS devices during the completed pay cycles for the quarter (3)	4,699,620	4,769,010
Average number of grants processed per terminal during the quarter (2) .	933	1,111
Average number of grants processed per terminal during the completed pay cycles for the quarter (3)	1,003	1,129

(1)	NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2)	Refers to events occurring during the quarter (i.e., based on three calendar months).
(3)	Refers to events occurring during the completed pay cycle.

               EasyPay transaction fees:

          During the third quarter of fiscal 2010 and 2009, EasyPay processed 162 million and 143 million transactions with an approximate value of $4.7 billion (ZAR 35.4 billion) and $3.1 billion (ZAR 31.3 billion), respectively. The increase in transaction volumes results from more value-added services processed by EasyPay during the third quarter of fiscal 2010 compared with 2009. The average fee per transaction during the third quarter of fiscal 2010 and 2009, was $0.03 (ZAR 0.21) and $0.02 (ZAR 0.21), respectively. We expect transaction volumes to increase as a result of higher value-added services processed by EasyPay during the fourth quarter of fiscal 2010 compared with fiscal 2009. In ZAR, we do not expect a significant fluctuation in the average fee per transaction during the fourth quarter of fiscal 2010.

          Operating income margin generated by EasyPay during each of the third quarter of fiscal 2010 and 2009 are lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. During the third quarter of fiscal 2010, we incurred ad hoc hardware maintenance costs which reduced our margin. We have entered into hardware maintenance supply contracts in order to mitigate the re-occurrence of these ad hoc maintenance costs in future. Certain EasyPay intangible assets were fully amortized at the end of fiscal 2009. Accordingly, our results for the third quarter of fiscal 2010 includes less EasyPay intangible asset amortization compared with fiscal 2009 which has resulted in a higher operating income margin at EasyPay.

               MediKredit service fees:

          We acquired MediKredit at the beginning of January 2010 and its results are included for the entire third quarter of fiscal 2010. MediKredit’s results include claims processing support fees received from a customer it lost in late calendar 2009 and will continue to contractually pay fees through the end of April 2010. MediKredit currently generates a nominal amount of operating income after intangible asset amortization. We expect this business to generate a loss during the fourth quarter of fiscal 2010.

               Smart card accounts

          In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,609,652 smart card-based accounts were active at March 31, 2010, compared to 4,006,847 active accounts as at March 31, 2009. The decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA.

          Operating income margin from providing smart card accounts was constant at 45% for the third quarter of fiscal 2010 and 2009.

               Financial services

          On March 1, 2009, we sold our traditional microlending business to Finbond, and therefore our segment results for the third quarter of fiscal 2010 do not include any revenue or loss from this business.

          Included in our operating loss for the first quarter of fiscal 2009 is the loss on the sale of our traditional microlending business of $0.7 million (ZAR 7.4 million).

          Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. In addition, on average, the return on these UEPS-based loans was higher. Our current UEPS-based lending portfolio comprises loans made to elderly pensioners in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no allowance is required.

          Operating income margin before the loss on sale of our traditional microlending business for the financial services segment increased to 72% for the third quarter of fiscal 2010 from 35% for the third quarter of fiscal 2009 primarily due to sale of the traditional microlending business, which had an overall lower operating income margin compared with UEPS-based lending.

               Hardware, software and related technology sales

          The following table presents our revenue and operating income during the third quarter of fiscal 2010 and 2009:

	Three months ended
Table 10	March 31,
	2010	2009
	$ ’000	$ ’000
Revenue	12,332	11,850
Hardware, software and related technology sales excluding Net1 UAT	10,408	9,690
Net1 UAT	1,924	2,160

Operating income before amortization of intangible assets	676	1,467

Operating (loss) income	(1,798)	(1,398)
Hardware, software and related technology sales excluding Net1 UAT	1,587	2,018
Net1 UAT	(3,385)	(3,416)
Net1 UAT excluding amortization of acquisition related intangible assets	(1,063)	(1,226)
Amortization of acquisition related intangible assets	(2,322)	(2,190)

	Three months ended
Table 11	March 31,
	2010	2009
	ZAR ’000	ZAR ’000
Revenue	92,911	118,046
Hardware, software and related technology sales excluding Net1 UAT	78,415	96,529
Net1 UAT	14,496	21,517

Operating income before amortization of intangible assets	5,089	14,612

Operating (loss) income	(13,546)	(13,926)
Hardware, software and related technology sales excluding Net1 UAT	11,957	20,103
Net1 UAT	(25,503)	(34,029)
Net1 UAT excluding amortization of acquisition related intangible assets	(8,009)	(12,213)
Amortization of acquisition related intangible assets	(17,494)	(21,816)

          In ZAR, the decrease in revenue was primarily due to lower revenues at Net1 UAT and lower ad hoc hardware and software development sales in 2010 as compared with the prior year when we recorded revenue from sales under our Ghana contract, which was offset marginally by increase hardware sales to Iraq. In addition, our revenues in ZAR were further impacted by the depreciation of the USD against the ZAR as sales to customers in Europe, Ghana and Iraq are primarily denominated in USD. In ZAR, the decrease in operating income was primarily due to lower sales activity.

          During the third quarter of fiscal 2009, we delivered hardware, including smart cards, to and performed software development for the Bank of Ghana and recognized revenue of approximately $0.8 million (ZAR 8.1 million).

          Amortization of Prism intangible assets during the third quarter of fiscal 2010 and 2009 was approximately $0.2 million (ZAR 1.1 million) and $0.7 million (ZAR 6.7 million), respectively, and reduced our operating income.

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

               Corporate/eliminations

          In USD, the increase in our losses in this segment resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa and stock-based compensation charges.

          Our operating loss includes expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

          Year to date fiscal 2010 compared to year to date fiscal 2009

          The following factors had an influence on our results of operations during the year to date fiscal 2010 as compared with the same period in the prior year:

  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 16% compared to the ZAR during the year to date fiscal 2010 compared to fiscal 2009 which has had a positive impact on our reported results;
  Improved operating income from pension and welfare business: Our year to date fiscal 2010 results were favorably impacted by cost management controls and continued increases in merchant adoption;
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
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment was adversely impacted by fewer ad hoc sales to the Bank of Ghana, lower revenues and overall margin generated by Net1 UAT and weaker demand for our products as well as pricing pressures resulting from the global recession in calendar 2009, all of which was partially offset by hardware sales to Iraq;
  Intangible asset amortization related to acquisition: Our reported results were adversely impacted by additional intangible asset amortization of approximately $0.5 million related to the RMT acquisition, which closed in April 2009 and $0.5 million related to the MediKredit acquisition, which closed in January 2010; and
  Non-recurring items: During the year to date fiscal 2009 we recognized a foreign exchange gain of $26.7 million (ZAR 234.6 million) resulting from an asset swap arrangement, impaired goodwill with a value of $1.8 million and recognized a loss on the sale of our traditional microlending business of $0.7 million (ZAR 6.7 million).

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 12	(US GAAP)
	Nine months ended March 31,
	2010	2009	$%
	$ ’000	$ ’000	change
Revenue	211,669	185,201	14%
Cost of goods sold, IT processing, servicing and support	55,652	51,636	8%
Selling, general and administration	58,987	48,081	23%
Depreciation and amortization	14,384	11,950	20%
Loss on sale of microlending business	-	742	-
Impairment of goodwill	-	1,836	-
Operating income	82,646	70,956	16%
Unrealized foreign exchange gain related to short-term investment	-	26,657	-
Interest income, net	6,470	7,590	(15)%
Income before income taxes	89,116	105,203	(15)%
Income tax expense	32,964	35,444	(7)%
Net income before loss from equity-accounted investments	56,152	69,759	(20)%
Loss from equity-accounted investments	(425)	(797)	(47)%
Net income	55,727	68,962	(19)%
(Add) Less: net (loss) income attributable to non-controlling interest	(270)	577	-%
Net income attributable to us	55,997	68,385	(18)%

	In South African Rand
Table 13	(US GAAP)
	Nine months ended March 31,
	2010	2009	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,613,904	1,682,170	(4)%
Cost of goods sold, IT processing, servicing and support	424,327	469,007	(10)%
Selling, general and administration	449,755	436,716	3%
Depreciation and amortization	109,673	108,542	1%
Loss on sale of microlending business	-	6,740	-%
Impairment of goodwill	-	16,676	-%
Operating income	630,149	644,489	(2)%
Unrealized foreign exchange gain related to short-term investment	-	242,124	-%
Interest income, net	49,332	68,940	(28)%
Income before income taxes	679,481	955,553	(29)%
Income tax expense	251,339	321,936	(22)%
Net income before loss from equity-accounted investments	428,142	633,617	(32)%
Loss from equity-accounted investments	(3,240)	(7,239)	(55)%
Net income	424,902	626,378	(32)%
(Add) Less: net (loss) income attributable to non-controlling interest	(2,059)	5,241	-%
Net income attributable to us	426,961	621,137	(31)%

          Analyzed in ZAR, the decrease in revenue and cost of goods sold, IT processing, servicing and support for the year to date fiscal 2010, was primarily due to lower sales of hardware, software and related technologies, which was partially offset by higher revenues in our transaction-based activities operating segment.

          Our operating income margin for the year to date fiscal 2010 increased to 39% from 38% for the year to date fiscal 2009. We discuss the components of the operating income margin under “—Results of operations by operating segment”.

          Analyzed in ZAR, selling, general and administration expenses increased during the year to date fiscal 2010 primarily due to increases in goods and services purchased from third parties and the inclusion of MediKredit’s operations. Selling, general and administration expenses include transaction-related costs of $0.4 million (ZAR 2.9 million) and the stock-based compensation charge related to the stock options awarded in the May 2009 and restricted stock granted in August 2009.

          Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to our independent accountants related to the audit and review process and, during fiscal 2009, fees paid to our consultants and advisors assisting with the JSE listing. This has resulted in expenditures of $1.8 million (ZAR 13.3 million) and $1.8 million (ZAR 15.9 million) during the year to date fiscal 2010 and 2009, respectively.

          Depreciation and amortization and deferred tax expenses increased during fiscal 2010 primarily as a result of the RMT and MediKredit acquisitions, as summarized in the tables below:

	Nine months ended
Table 14	March 31,
	2010	2009
	$ ’000	$’000
Amortization included in depreciation and amortization expense:	10,532	8,488
Prism acquisition	1,270	3,287
RMT acquisition	1,576	0
MediKredit acquisition	491	0
Net1 UAT acquisition	7,195	5,201

Deferred tax included in income tax expense:	2,839	2,420
Prism acquisition	425	1,118
RMT acquisition	441	0
MediKredit acquisition	170	0
Net1 UAT acquisition	1,803	1,302

	Nine months ended
Table 15	March 31,
	2010	2009
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	80,308	77,093
Prism acquisition	9,686	29,853
RMT acquisition	12,018	-
MediKredit acquisition	3,745	-
Net1 UAT acquisition	54,859	47,240

Deferred tax included in income tax expense:	21,650	21,981
Prism acquisition	3,244	10,155
RMT acquisition	3,365	-
MediKredit acquisition	1,294	-
Net1 UAT acquisition	13,747	11,826

          Property, plant and equipment acquired to provide administration and distribution services to our customers is depreciated over the shorter of expected useful life and the contract period with SASSA. Through March 31, 2010, we were in an extension phase with our contract and thus the majority of our property, plant and equipment related to the administration and distribution of social welfare grants had been fully depreciated in prior periods. Accordingly, depreciation expense related to these activities decreased during the year to date fiscal 2010 compared with the year to date fiscal 2009. This reduction in depreciation was partially offset by the increase in depreciation related to new back-end processing computers, our participating merchant POS terminals and MediKredit assets acquired.

          We recognized a foreign exchange gain of $26.7 million (ZAR 234.6 million) during the year to date fiscal 2009 resulting from an asset swap arrangement we entered into in August 2008.

          During the year to date fiscal 2009 we sold our traditional microlending business and recognized a loss of approximately $0.7 million (ZAR 6.7 million) and impaired goodwill of $1.8 million (ZAR 16.7 million).

          Interest on surplus cash for the year to date fiscal 2010 decreased to $7.4 million (ZAR 56.5 million) from $16.1 million (ZAR 146.0 million) for the year to date fiscal 2009. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the year to date fiscal 2010 compared with the year to date fiscal 2009 and lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 15.08% per annum for the year to date fiscal 2009 to 10.57% per annum for the year to date fiscal 2010. The lower cash balances resulted primarily from our repurchase of our shares from Brait S.A’s investment affiliates in August 2009.

          Included in interest expense for the year to date fiscal 2009 is the facility fee of approximately $1.1 million (ZAR 9.7 million) that we paid to the lender under the short-term loan facility we obtained to fund the Net1 UAT acquisition and approximately $0.8 million (ZAR 7.3 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest on the short-term loan facility, interest expense decreased during the year to date fiscal 2010 due to a decrease in the average rates of interest on our short-term facilities and the elimination of our obligation to provide prefunded social welfare grants to provincial governments. In ZAR, excluding the impact of the facility fee, finance costs decreased to $0.8 million (ZAR 6.1 million) for the year to date fiscal 2010 from $6.6 million (ZAR 59.6 million) for the year to date fiscal 2009.

          Total tax expense for the year to date fiscal 2010 was $33.0 million (ZAR 251.3 million) compared with $35.4 million (ZAR 321.9 million) during the same period in the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 35.45% to 34.55% results in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in our income tax expense in our unaudited condensed consolidated statement of operations for the year to date fiscal 2009. Our total tax expense decreased primarily due to the foreign exchange gain discussed above. Our effective tax rate for the year to date fiscal 2010 was 37.0%, compared to 33.7% for the year to date fiscal 2009. The change in our effective tax rate was primarily due to reduction in our fully distributed tax rate to 34.55% during fiscal 2009, offset by an increase in non-deductible expenses, including stock-based compensation charges and legal fees, during the year to date fiscal 2010 compared to the year to date fiscal 2009.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 16	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2010	% of	2009	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	141,247	67%	109,159	59%	29%
Smart card accounts	24,167	11%	21,957	12%	10%
Financial services	2,799	1%	4,571	2%	(39)%
Hardware, software and related technology sales	43,456	21%	49,514	27%	(12)%
Total consolidated revenue	211,669	100%	185,201	100%	14%
Consolidated operating income (loss):
Transaction-based activities	80,238	97%	60,929	86%	32%
Operating income before amortization	83,127		61,995		34%
Amortization of intangible assets	(2,889)		(1,066)		171%
Smart card accounts	10,985	13%	9,979	14%	10%
Financial services	1,908	2%	(1,504)	(2)%	(227)%
Operating income before impairment and loss on sale of microlending business	1,908		1,074		78%
Impairment of goodwill and loss on sale of microlending business	-		(2,578)
Hardware, software and related technology sales	(1,851)	(2)%	8,229	12%	(122)%
Operating income before amortization	5,793		15,651		(63)%
Amortization of intangible assets	(7,644)		(7,422)		3%
Corporate/eliminations	(8,634)	(10)%	(6,677)	(10)%	29%
Total consolidated operating income	82,646	100%	70,956	100%	16%

Table 17	In South African Rand (US GAAP)
	Nine months ended March 31,
	2010		2009
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	1,076,961	67%	991,485	59%	9%
Smart card accounts	184,265	11%	199,434	12%	(8)%
Financial services	21,341	1%	41,518	2%	(49)%
Hardware, software and related technology sales	331,337	21%	449,733	27%	(26)%
Total consolidated revenue	1,613,904	100%	1,682,170	100%	(4)%
Consolidated operating income (loss):
Transaction-based activities	611,788	97%	553,414	86%	11%
Operating income before amortization	633,814		563,100		13%
Amortization of intangible assets	(22,026)		(9,686)		127%
Smart card accounts	83,757	13%	90,639	14%	(8)%
Financial services	14,548	2%	(13,661)	(2)%	(206)%
Operating income before impairment and loss on sale of microlending business	14,548		9,755		49%
Impairment of goodwill and loss on sale of microlending business	-		(23,416)
Hardware, software and related technology sales	(14,113)	(2)%	74,744	12%	(119)%
Operating income before amortization	44,169		142,151		(69)%
Amortization of intangible assets	(58,282)		(67,407)		(14)%
Corporate/eliminations	(65,831)	(10)%	(60,647)	(10)%	9%
Total consolidated operating income	630,149	100%	644,489	100%	(2)%

               Transaction-based activities

          In ZAR, the increases in revenue were primarily due to our MediKredit acquisition and increased transaction volumes at EasyPay. We discuss these factors in more detail below.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our transaction-based activities increased to 57% from 56%. The increase was due primarily to cost management controls in our pension and welfare business and increased transaction fees from the utilization of our UEPS system in Iraq.

               Pension and welfare operations:

          Refer to discussion under “—Third quarter of fiscal 2010 compared to the third quarter of fiscal 2009—Results of operations by operating segment—Transaction-based activities— Pension and welfare operations.”

          During the first quarter of fiscal 2010 we paid ad hoc grants on behalf of the South Africa government which resulted in higher revenue and operating income during the year to date 2010 compared with 2009.

               Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Third quarter of fiscal 2010 compared to the third quarter of fiscal 2009—Results of operations by operating segment—Transaction-based activities— Key statistics of our merchant acquiring system.”

               EasyPay transaction fees:

          During the year to date fiscal 2010 and 2009, EasyPay processed 488 million and 434 million transactions with an approximate value of $14.1 billion (ZAR 107.5 billion) and $10.9 billion (ZAR 99.2 billion), respectively. The increase in transaction volumes results from more value-added services processed by EasyPay during the year to date fiscal 2010 compared with 2009.The average fee per transaction during each of the year to date fiscal 2010 and 2009, was $0.03 (ZAR 0.21) and $0.02 (ZAR 0.21), respectively.

          Operating income margin generated by EasyPay during the year to date fiscal 2010 and 2009 are is lower than those generated by our pension and welfare business and reduced the operating income margins within our transaction-based activities segment. Certain EasyPay intangible assets were fully amortized at the end of fiscal 2009. Accordingly, our results for the year to date fiscal 2010 includes less EasyPay intangible asset amortization compared with fiscal 2009 which has resulted in a higher operating income margin at EasyPay.

               MediKredit service fees:

          Refer to discussion under “—Third quarter of fiscal 2010 compared to the third quarter of fiscal 2009—Results of operations by operating segment—Transaction-based activities— MediKredit service fees.”

               Smart card accounts

          In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,609,652 smart card-based accounts were active at March 31, 2010, compared to 4,006,847 active accounts as at March 31, 2009. The decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA.

          Operating income margin from providing smart card accounts was constant at 45% for the year to date fiscal 2010 and 2009.

               Financial services

          On March 1, 2009, we sold our traditional microlending business to Finbond, and therefore our segment results for the year to date fiscal 2010 do not include any revenue or loss from this business.

          Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. In addition, on average, the return on these UEPS-based loans was higher. Our current UEPS-based lending portfolio comprises loans made to elderly pensioners in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no allowance is required.

          We recorded a goodwill impairment of $1.8 million and a loss on the sale of our microlending business of $0.7 million during the year to date fiscal 2009.

          Excluding the effects of the goodwill impairment and loss on the sale of our traditional microlending business, operating income margin for the Financial services segment increased to 68% from 23%.

               Hardware, software and related technology sales

          Operating results include Net1 UAT for the entire year to date fiscal 2010 and from September 1, 2008, for the year to date fiscal 2009. The following table presents our revenue and operating income during the year to date fiscal 2010 and 2009:

	Nine months ended
Table 18	March 31,
	2010	2009
	$ ’000	$ ’000
Revenue	43,456	49,514
Hardware, software and related technology sales excluding Net1 UAT	31,792	35,745
Net1 UAT	11,664	13,769

Operating income before amortization of intangible assets	5,793	15,651

Operating (loss) income	(1,851)	8,229
Hardware, software and related technology sales excluding Net1 UAT	5,661	9,339
Net1 UAT	(7,512)	(1,110)
Net1 UAT excluding amortization of acquisition related intangible assets	(317)	4,091
Amortization of acquisition related intangible assets	(7,195)	(5,201)

	Nine months ended
Table 19	March 31,
	2010	2009
	ZAR ’000	ZAR ’000
Revenue	331,337	449,733
Hardware, software and related technology sales excluding Net1 UAT	242,403	324,670
Net1 UAT	88,934	125,063

Operating income before amortization of intangible assets	44,169	142,151

Operating (loss) income	(14,113)	74,744
Hardware, software and related technology sales excluding Net1 UAT	43,163	84,826
Net1 UAT	(57,276)	(10,082)
Net1 UAT excluding amortization of acquisition related intangible assets	(2,417)	37,158
Amortization of acquisition related intangible assets	(54,859)	(47,240)

          In ZAR, the decrease in revenue was primarily due to lower revenues at Net1 UAT and software development sales in 2009 from sales under our Ghana contract, which was offset marginally by increase hardware sales to Iraq. In addition, our revenues in ZAR are further impacted by the depreciation of the USD against the ZAR as sales to customers in Europe, Ghana and Iraq are primarily denominated in USD. In ZAR, the decrease in operating income was primarily due to amortization of Net1 UAT intangible assets and lower sales activity.

          During the year to date fiscal 2010 and 2009, we delivered hardware, including smart cards and terminals, to the Bank of Ghana and recognized revenue of approximately $2.3 million (ZAR 18.3 million) and $8.1 million (ZAR 71.5 million), respectively.

          During the year to date fiscal 2010 and 2009 we recognized revenue of $2.3 million (ZAR 17.7 million) and $2.5 million (ZAR 19.5 million), respectively, from sales of hardware to Nedbank. Sales to Nedbank occur on an ad hoc basis and there were no significant sales during the year to date fiscal 2010.

          Amortization of Prism intangible assets during the year to date fiscal 2010 and 2009, respectively, was approximately $0.5 million (ZAR 3.4 million) and $2.2 million (ZAR 20.2 million), respectively, and reduced our operating income.

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

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At March 31, 2010, our cash balances were $184.3 million, which comprised mainly ZAR-denominated balances of ZAR 1,180.8 million ($159.7 million), US dollar-denominated balances of $16.4 million and other currency deposits, primarily euro, of $8.2 million. Our cash balances decreased from June 30, 2009, levels mainly as a result of the repurchase of our common stock from Brait S.A.’s investment affiliates, which decrease was offset by cash generated by operating activities. In April 2010, we paid approximately $9 million (ZAR 70.0 million) to acquire the business and software of FIHRST.

          On February 5, 2010, our Board of Directors authorized the repurchase of up to $50 million of our common stock and on May 5, 2010, the authorization was increased by an additional $50 million to $100 million in total. The authorization does not have an expiration date. The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. During the three months ended March 31, 2010, we did not repurchase any shares.

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

          Cash flows from operating activities

          Three months ended March 31, 2010

          Net cash provided by operating activities for the third quarter of fiscal 2010 was $31.7 million (ZAR 238.9 million) compared to $5.1 million (ZAR 50.9 million) for the third quarter of fiscal 2009. Our net cash from operating activities increased mainly due to the removal of the requirement to pre-fund social welfare grant payments in the fourth quarter of fiscal 2009.

          During the third quarter of fiscal 2010 we made additional first provisional tax payments of $2.0 million (ZAR 14.7 million) related to our 2010 tax year in South Africa. During the third quarter of fiscal 2009, we paid a $8.2 million (ZAR 82.4 million) first provisional payment for our 2009 tax year.

          Taxes paid during the third quarter of fiscal 2010 and 2009 were as follows:

Table 20	Three months ended March 31,
	2010	2009	2010	2009
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	1,979	8,598	14,734	85,976
Total tax paid	1,979	8,598	14,734	85,976

          We expect to pay our second provisional payments in South Africa related to our 2010 tax year in the fourth quarter of fiscal 2010.

          Nine months ended March 31, 2010

          Net cash provided by operating activities for fiscal period to March 2010 was $82.4 million (ZAR 628.6 million) compared to $18.0 million (ZAR 163.5 million) for the third quarter of fiscal 2009. Our net cash from operating activities increased mainly due to the removal of the requirement to pre-fund social welfare grant payments in the fourth quarter of fiscal 2009.

          During the fiscal period to March 2010 we made an additional second provisional tax payment of $3.9 million (ZAR 29.6 million) related to our 2009 tax year in South Africa. In addition, we made a first provisional payment of $17.8 million (ZAR 133.5 million) related to our 2010 tax year in South Africa. See the table below for a summary of all taxes paid (refunded).

          During the fiscal period to March 2009, we made a third provisional payment of $2.9 million (ZAR28.7 million) and an additional second provisional payment of $8.6 million (ZAR 66.9 million) related to our 2008 tax year in South Africa. In addition, we paid our first provisional tax payments of $18.1 million (ZAR 181.5 million) related to our 2009 tax year in South Africa. We also paid taxes of $1.2 million related to our 2008 tax year in the United States and $1.4 million (ZAR 13.4 million) related to our 2008 tax year in Europe, primarily Austria. Finally, we paid Secondary Tax on Companies of $2.2 million (ZAR 22.3 million) related to dividends paid by one of our South African subsidiaries to Net1.

          Taxes paid during the fiscal period to March 2010 and 2009 were as follows:

Table 21	Nine months ended March 31,
	2010	2009	2010	2009
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	17,788	18,497	133,522	185,068
Second provisional payments	-	9,595	-	76,826
Third provisional payments	239	2,868	1,789	28,704
Taxation paid related to prior years	3,929	-	29,611	-
Taxation refunds received	(241)	(61)	(1,913)	(471)
Secondary taxation on companies	-	2,230	-	22,318
Total tax paid	21,715	33,129	163,009	312,445

          Cash flows from investing activities

          Three months ended March 31, 2010

          Cash used in investing activities for the third quarter of fiscal 2010 includes capital expenditure of $1.0 million (ZAR 7.4 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

          During the third quarter of fiscal 2010, we paid $1.0 million (ZAR 7.3 million), net of cash received, for 100% of the outstanding ordinary capital of MediKredit and all claims outstanding.

          Cash used in investing activities for the third quarter of fiscal 2009 includes capital expenditure of $0.4 million (ZAR 4.1 million).

          During the third quarter of fiscal 2009, we paid $3.4 million (ZAR 34.8 million) in cash to acquire 43,495,150 shares in Finbond Property Finance Company, or Finbond. In addition, we received 41,137,375 shares as consideration for the sale of our traditional microlending business to Finbond on March 1, 2009. Under the Net1 UAT purchase agreement we paid an additional $1.9 million (ZAR 19.1 million) to former shareholders of BGS on March 31, 2009. Finally, in March 2009, we provided additional loan funding to VTU Colombia of approximately $0.2 million.

          Nine months ended March 31, 2010

          Cash used in investing activities for the fiscal period to March 2010 includes capital expenditure of $2.3 million (ZAR 17.6 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

          During the third quarter of fiscal 2010, we paid $1.0 million (ZAR 7.3 million), net of cash received, for 100% of the outstanding ordinary capital of MediKredit and all claims outstanding.

          Cash used in investing activities for the fiscal period to March 2009 includes capital expenditure of $3.7 million (ZAR 33.0 million), related to six backend processing machines to maintain and expand current operations, equipment acquired for our card manufacturing facility and modifications to vehicles acquired to distribute social welfare grants.

          During the fiscal period to March 2009 we paid $97.7 million (ZAR 767.3 million), net of cash received, for 80.1% of the outstanding ordinary capital of Net1 UAT, which includes approximately $0.5 million paid to consultants. In addition, we acquired additional shares of VinaPay for approximately $0.3 million and acquired additional shares of VTU Colombia for approximately $0.3 million and provided loan funding of approximately $0.2 million. Finally, during the fiscal period to March 2009 we paid $3.4 million (ZAR34.8 million) in cash to acquire Finbond,

          Cash flows from financing activities

          Three months ended March 31, 2010

          There were no significant cash flows from financing activities during the third quarter of fiscal 2010.

          During the third quarter of fiscal 2009, we were required to use our overdraft facilities. The majority of the amount utilized was repaid in March 2009.

          Nine months ended March 31, 2010

          During the fiscal period to March 2010 we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A.’s investment affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million). In addition, we incurred costs of approximately $0.5 million (ZAR 3.9 million) related to the repurchase of these shares. During the fiscal period to March 2010, we also paid $1.3 million on account of shares we repurchased on June 30, 2009, under our share buy-back program.

          During the fiscal period to March 2010 and 2009 we received $0.7 (ZAR 5.5 million) and $0.2 (ZAR 1.2 million), respectively, from employees exercising stock options and repaying loans.

          During the fiscal period to March 2009, we received and repaid the $110 million short-term loan facility described above. In addition we paid the $1.1 million facility fee related to this facility. During the fiscal period to March 2009 we acquired 2,419,581 shares of our common stock for $24.8 million.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.2 million as of March 31, 2010. We anticipate that capital spending for the fourth quarter of fiscal 2010 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

          We discuss our capital expenditures during the third quarter of fiscal 2010 under – “Liquidity and capital resources – Cash flows from investing activities.”

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for leased premises as well as other commitments are as follows:

Table 22	Payments due by Period, as at March 31, 2010 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest-bearing liabilities	$4,272	-	-	-	$4,272
Operating lease obligations	8,021	$3,188	$3,680	$1,153	-
Purchase obligations	2,562	2,562	-	-	-
Capital commitments	207	207	-	-	-
Total	$15,062	$5,957	$3,680	$1,153	$4,272

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

Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of March 31, 2010 and 2009, our outstanding foreign exchange contracts were as follows:

          As of March 31, 2010

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	30,800	ZAR	10.4690	ZAR	9.9254	May 11, 2010
EUR	207,000	ZAR	10.1107	ZAR	10.0644	July 30, 2010

          As of March 31, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	47,651	ZAR	12.8441	ZAR	12.7818	April 30, 2009
EUR	241,500	ZAR	13.1515	ZAR	13.0233	August 14, 2009

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

Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited, or Finbond, which are exchange-traded equity securities. The fair value of these securities as of March 31, 2010, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

          The following table summarizes our exchange traded equity securities with equity price risk as of March 31, 2010. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2010 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of March 31, 2010
Table 23
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	6,754	10%	7,429	0.21%
	6,754	(10)%	6,079	(0.21)%

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          We sued SASSA in the South African High Court, the court, alleging that it unlawfully moved beneficiaries to the South African Post Office, or SAPO, in violation of our contract and the Public Finance Management Act, seeking injunctive relief. On January 26, 2010, the court ruled in our favor and directed SASSA to discontinue the registration of any beneficiaries with SAPO until a proper procurement process has been completed. On January 26, 2010, SASSA notified the court and us that it will appeal the court's ruling.

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

Item 6. Exhibits

          The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32	Certification pursuant to 18 USC Section 1350
10.49*	Amendment to Restricted Stock Agreement for Non-U.S. Employees by and Net 1 UEPS Technologies, Inc. and Serge C. P. Belamant dated March 18, 2010
10.50*	Amendment to Restricted Stock Agreement for Non-U.S. Employees by and Net 1 UEPS Technologies, Inc. and Herman G. Kotze dated March 18, 2010

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2010.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director