Form 10-K
period 2010-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2010-08-26
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to___________

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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[X]	Large accelerated filer	[ ]	Accelerated filer

[ ]	Non-accelerated filer	[ ]	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $ 734,410,823. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 27, 2009, 45,378,397 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2011 fiscal year, which runs from July 1, 2010 to June 30, 2011.

ITEM 1. BUSINESS

Overview

     We provide a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Our market-leading system enables the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

     We also focus on the development and provision of secure transaction technology, solutions and services, and offer transaction processing, financial and clinical risk management solutions to both funders and providers of healthcare. Our core competencies around secure online transaction processing, cryptography and integrated circuit card (chip/smart card) technologies are principally applied to electronic commerce transactions in the telecommunications, banking, payroll, retail, health care, petroleum and utility industries.

     Our technology is widely used in South Africa today, where we distribute pension and welfare payments to over 3.2 million recipients in five of South Africa’s nine provinces, process debit and credit card payment transactions on behalf of retailers that we believe represent nearly 65% of retailers within the formal retail sector in South Africa through our EasyPay (Proprietary) Limited, or EasyPay system, process value added service such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa and provide mobile telephone top-up transactions for two of South Africa’s three mobile carriers. We are the largest provider of third party payroll payments in South Africa through our Net1 FIHRST Holdings (Proprietary) Limited, trading as FIHRST Management Services, or FIHRST, service that processes monthly payments for approximately 700 employers representing over 750,000 employees. Our MediKredit Integrated Healthcare Solutions (Proprietary) Limited, or MediKredit, service provides the majority of funders and providers of healthcare in South Africa with an on-line real-time management system for healthcare transactions.

     We generate revenue primarily by charging transaction fees to governmental agencies, employers, merchants and other financial services providers and by selling hardware, software and related technology. During fiscal 2010, 2009 and 2008, we had revenue of $280.4 million, $246.8 million and $254.1 million, respectively and operating income of $69.8 million, $93.4 million and $110.4 million, respectively. Revenues derived from our South African operations were $267.5 million, $220.4 million and $238.9 million in fiscal 2010, 2009 and 2008, respectively. Revenues derived from our operations in Europe were $12.3 million, $19.6 million and nil, in fiscal 2010, 2009 and 2008, respectively and revenues derived from our operations in the rest of the world were $0.6 million, $6.9 million and $15.2 million in fiscal 2010, 2009 and 2008, respectively.

     We analyze our business in terms of four inter-related independent operating segments: (1) transaction-based activities, (2) smart card accounts, (3) financial services, and (4) hardware, software and related technology sales. We discuss these segments in detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, note 17 to our consolidated financial statements included in this annual report contains detailed financial information about these operating segments for fiscal 2010, 2009 and 2008.

     All references to “Net1,” “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

     Services for the Under-banked: According to the United States Census Bureau, the world’s population currently exceeds 6.9 billion people. Yet of this total, it has been reported that over four billion people earn less than the purchasing parity equivalent of two dollars per day. In general, these people either have no bank account or very limited access to formal financial services. This situation arises when either banking fees are too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, in cash.

     The use of cash, however, does present significant risks. In the case of recipients, they generally have no secure way of protecting their cash other than by converting it immediately into goods, carrying it with them or hiding it. In cases where an individual has access to a bank account, the typical deposit, withdrawal and account fees meaningfully reduce the money available to meet basic needs. For government agencies and employers, using cash to pay welfare benefits or wages results in significant expense due to the logistics of obtaining that cash, moving it to distribution points and protecting it from theft.

     With over 25 million cardholders in more than 20 developing countries around the world, our track record and scale uniquely positions us to continue further geographical penetration of our technology in additional emerging countries.

     Online transaction processing services: The rapid global growth of retail credit and debit card transactions is reflected in the May 2009 Nilson Report, according to which worldwide annual general purpose card purchase volume increased 10% to $6.7 trillion in 2008. General purpose cards include the major card network brands such as MasterCard, Visa and American Express. We operate the largest bank-independent transaction processing service in South Africa through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and pre-paid utility purchases that we offer as a complete solution to merchants and retailers. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

     Mobile Payments: In February 2010, the United Nations International Telecommunications Union estimated that there are now approximately 4.6 billion mobile phone subscribers deployed globally, and we believe that this includes subscribers in the majority of our targeted emerging economies. Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. As a result, mobile phones are increasingly being viewed as a channel through which this underserved population can gain access to formal financial and other services. Today, most mobile payment solutions offered by various participants in the industry largely provide access to information and basic services, such as allowing consumers to check account balances or transfer funds between existing accounts with the financial institution, but they offer limited functionality and ability to use the mobile device as an actual payments and banking instrument.

     Our proprietary Mobile Virtual Card technology, when used on a mobile device, is ideally suited to significantly reducing fraud in card-not-present transactions typically performed in developed countries such as the United States and Western Europe and is also a comprehensive banking and payment solution for the under-banked population in developing economies.

     Healthcare: Given lack of broad-based healthcare services in many emerging countries, governments are increasingly focused on driving initiatives to provide affordable and accessible healthcare services to their populations. Similarly, countries such as the United States are embarking on expansive overhauls of their existing healthcare systems.

     By combining Net1’s payment expertise with MediKredit’s real-time claims processing technology, we are able to offer governments, funders and providers of healthcare with a comprehensive solution that offers a completely automated system, reducing both cost and time.

Our Off-line Transacting Solution

     We believe that we are the first company to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked people. Our approach takes full advantage of moving processing away from a centralized point to the computer chip embedded on a smart card. A smart card reader, a point of service or POS device, is used to enable communication between smart cards in real-time during a transaction and indirectly with our mainframe computer at a later time. This architecture has significant implications in terms of the products and services that we can deliver compared to those offered by banking institutions or other card providers.

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

We believe that our solution delivers benefits to each of the users of our system, including:

     Individuals. There is no minimum income requirement for individuals to use our smart card, making our solution universally accessible. It is also inexpensive since the overall cost of the system is much less than widely available solutions, including cash, bank accounts and bank cards that require online access. Our solution additionally has the advantage of working everywhere, including remote areas where many unbanked and under-banked people live. Equally important, our solution is secure and smart cards are replaceable. This means that individuals do not have to fear that their money will be stolen or that they will be charged for fraudulent transactions as all transactions are verified biometrically through fingerprints. Since the smart card performs all of the required computing processing and contains all of the different service features, the smart card can be tailored to meet the needs of the individual. Card holders can also receive interest on their card balances, a benefit not available to them when transacting solely in cash. We believe our solution has the potential to enhance significantly the living standards of the unbanked and under-banked by reducing transaction costs and providing them with new and additional financial products and services, which are otherwise largely procured from the informal sector.

     Merchants and Financial Service Providers. Merchants derive multiple benefits from our system. Our system decreases the amount of cash they must hold, improving security and reducing expenses, such as cash deposit fees and cash losses. By providing financial services through our POS devices, merchants also benefit from new income streams at no additional incremental cost. In addition, our system provides a record of transactions that is useful for administrative purposes. For formal financial service providers, the use of smart cards provides opportunities to directly sell products and services to a market that was previously difficult to reach. For instance, insurance companies can offer their products with the premium deducted directly from the individual’s smart card. In the case of lending, administrative costs are decreased along with the expense of holding cash. Again, the collection of payments can occur directly from the smart card, reducing credit risk and helping to establish credit history.

     Employers. Our system enables employers to eliminate cash from the wage payment process. This reduces expenses by avoiding cash handling and management, the need to insure, secure and transport that cash and the bank transaction fees associated with obtaining cash in the first place. The process of paying employees using cash is also time consuming, taking up to half a day per pay period in some instances. The use of our system eliminates this process and thereby increases productivity. In addition, because cash payments are distributed in packets to employees, disputes can arise as to the amount of cash in the packet. Our system also addresses this issue as the amount reflected on the card holders’ accounts are recorded on the back-end system and then distributed on the smart cards. Finally, employers frequently provide additional services to their employees out of necessity, particularly loans. Our system enables other service providers to deliver these products.

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

The UEPS Technology

     We developed our core UEPS and DUET technology to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked populations. Our proprietary technology is designed to provide the secure delivery of these products and services in the most under-developed or rural environments, even in those that have little or no communications infrastructure. Unlike a traditional credit or debit card where the operation of the account occurs on a centralized computer, each of our smart cards effectively operates as an individual bank account for all types of transactions. All transactions that take place through our system occur between two smart cards at the POS as all of the relevant information necessary to perform and record transactions reside on the smart cards.

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

    System Components

     Our platform consists of three fundamental components: (1) our funds transfer system, or FTS, intellectual property (2) our UEPS/DUET software and (3) our security protocol.

     FTS. Our FTS intellectual property allows funds to be transferred from one smart card to another in a secure and offline manner. The term “offline” refers to transactions that are effected without the need to contact or communicate with the issuer when the transactions occur, as the smart cards themselves perform the authorizations required. The FTS also describes how smart cards can be loaded or re-loaded with funds and how these can be redeemed for value in either banking or non-banking environments.

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

Our Business Strengths

     We believe our business strengths include:

     Technology Leadership. We believe that we are the leader in developing, implementing and operating affordable, flexible and secure electronic payment systems for the unbanked and under-banked that work offline. Of equal importance, our smart cards are secured through biometric fingerprint authentication and have a broad range of additional functionality through the use of “wallets” that can be turned on as needed or as services become available. We can deliver these services to the unbanked population at a fraction of the cost of traditional systems. Our ability to implement an HIV/AIDS administrative system on the same smart card as financial services demonstrates the flexibility of our approach. In addition, we have validated the security of our smart cards along with our overall system, forming the foundation for a trusted solution. Independent third parties have reviewed and published our security protocols and we have refined our system in a way to provide system integrity over the life of the smart cards. From our inception in 1989 to date, we have not suffered any security breaches or losses of transactions or funds on our system. In addition, we have well-established core cryptography, software, hardware, embedded chip, wireless and payment expertise.

     Proven Solution. Our system is proven and is widely used by over 25 million of cardholders in more than 20 countries.

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

     Broad Appeal that Drives Opportunities. Because our system provides economic benefits to all participants, we believe there are strong incentives for government agencies and private sector companies to adopt our system in many developing countries. Our solution is also appealing because a single deployment enables the delivery of a broad array of new services to those who are potentially most in need of them, often at a lower cost than alternative distribution methods.

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

Our Strategy

     We intend to provide the leading transacting system for the world’s estimated four billion unbanked and under-banked people to engage in electronic transactions, as well as to provide our transaction processing, value-added services processing, new secure mobile payment technologies and health care processing services globally. To achieve these goals, we are pursuing the following strategies:

     Using our “first wave/second wave” approach to expand into new markets—We use what we refer to as a “first wave/second wave” approach to market expansion. In the “first wave,” we seek to identify an application for which there is a demonstrated and immediate need in a particular territory and then sell and implement our technology to fulfill this initial need. As a result, we achieve the deployment of the required technological infrastructure as well as the registration of a critical mass of cardholders. During this phase, we generate revenues from the sale of our software and hardware devices, as well as ongoing revenues from transaction fees, maintenance services and the use of our biometric verification engine. Once the infrastructure has been deployed and we achieve a critical mass of customers, we focus on the “second wave,” which allows us to use this infrastructure to provide users, at a low incremental cost to us, with a wide array of financial products and services for which we can charge fees based on the value of the transactions performed.

     Realigning management responsibilities and internal systems on a geographic basis to maximize our ability to target more markets simultaneously—The new UEPS systems that we have launched outside South Africa have received a high level of attention from governments and central banks, among others, and we are continually being presented with opportunities to discuss the implementation of new systems in countries around the world. In addition, as a result of our August 2008 acquisition of Net1 Universal Technologies (Austria) AG, or Net1 UTA, we now provide smart card-based payment systems in Russia and other members of the Commonwealth of Independent States, or CIS, as well as several other countries. We believe that we can accelerate our expansion into new markets while making the most efficient use of our senior management, marketing and information technology personnel by creating separate “clusters” and within those clusters, business units, each of which is devoted to a particular geographic area and/or specific technologies, products and services, and we have recently completed the process of defining and creating those groups.

     Leveraging our new payment technologies to gain access to developed economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed and acquired proprietary technology, such as our Virtual Card application for mobile telephones that is designed to eliminate fraud associated with “card not present” credit card transactions, which are those effected by telephone or over the internet. We plan to introduce this technology in the United States, Western Europe and other developed economies.

     Our Business in South Africa

     In South Africa, we are one of the leading independent transaction processors, as the leading provider of social welfare payment distribution services to the country’s large unbanked and under-banked population, the largest third-party processor of retail merchant transactions and the leading processor of third-party payroll payments. We believe that our large cardholder base, proprietary technology and payment infrastructure, together with our strong government and business relationships, position us at the epicenter of commerce in the country.

     We believe that we are well-positioned to continue to gain market share and build upon the critical mass that we have developed in South Africa and have identified the following opportunities to continue to drive growth in our South African business:

     Government focus on expansion of social benefits—As a result of the South African government’s focus on the provision of social grants as a core element of its social assistance and poverty alleviation policies, we believe that we remain well-positioned to continue to provide our payment services to the government and beneficiaries. We believe that there is a compelling argument for the South African Social Security Agency, or SASSA, and other government agencies to utilize our innovative, off-line, secure, efficient and low-cost payment solution to reach beneficiaries across the country, even in the most remote and deep rural areas where the communication and electricity infrastructure is sparse or non-existent. On August 24, 2010, we signed a new service level agreement with SASSA that expires on March 31, 2011. We discuss this new agreement in more detail elsewhere in this Annual Report, including under Item 9B. “Other Information.”

     Increasing adoption of existing services—Our technology supports a variety of other products and smart card to smart card, or S2S, services that expand the use of our technology and provide us with new sources of transaction-based revenues. During the last several years, we have introduced these new products and services in South Africa for existing and newly-enrolled cardholders. We have installed our POS terminals in thousands of mostly rural merchant locations throughout the country which allows beneficiaries to receive their grants at these locations and transact business with the retailers using our smart card. During fiscal 2010, we processed 18.4 million transactions with a total value of ZAR 11.7 billion at these merchant locations. In addition, during fiscal 2010, we began implementing our wage payment solution which provides for secure payroll distribution through our smart card.

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

     Merchant processing through EasyPay—EasyPay is the largest independent financial switch and merchant processor in South Africa for credit and debit card transactions. EasyPay processed 655.2 million transactions with a total value of ZAR 143.8 billion during fiscal 2010. Our technology also allows us to provide a variety of additional, value-added payment services, such as bill payment, prepaid mobile top-up, prepaid utility services and gift cards, that we can sell into our existing card holder base as well as to new customers. We have integrated our propriety UEPS software with these services to create a larger, seamless, value-added payments eco-system.

     Third party payments from payroll processing through FIHRST—Through our FIHRST service, we offer employers an easy and flexible method of making payments to employees and payroll-related creditors. During the three months ended June 30, 2010, FIHRST processed 5.3 million transactions with a total value of ZAR 14.1 billion. The FIHRST system enables human resources departments to achieve greater levels of efficiency and employee service. FIHRST is recognized by and works in partnership with the majority of third-party payroll organizations, including pension fund and medical aid administrators.

     On-line real-time management of healthcare transactions processing through MediKredit—Through our MediKredit service we provide both funders and providers of healthcare on-line real-time management of healthcare transactions. During the six months ended June 30, 2010, MediKredit processed 14.8 million transactions. Our dynamic healthcare claims processing and managed care services are designed to accommodate our clients’ unique benefit designs and processing needs.

     The African Continent and Iraq

     During the last five years, we have embarked on an international expansion program to provide a UEPS-based solution in developing economies outside South Africa where we see significant growth opportunities, typically in those countries that have a significant unbanked or under-banked population. Consistent with our “first wave/second wave” approach, in each market, we seek to identify one or more specific applications for our technology and then determine how best to create a card holder base to whom we can then provide, at a low incremental cost to us, additional products and services for which we can charge transaction fees. We are currently targeting services such as payment schemes for welfare distribution, healthcare services, banking services, transportation services, bill payments, mobile communication services, payroll, remittances and e-commerce.

     We are in varying stages of implementing this expansion and employ a variety of business models, depending on the market, including providing outsourced transaction processing services, licensing our UEPS system or creating joint ventures with local partners and service providers.

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

     Other African countries—We are currently exploring opportunities with governments, as well as banks and merchants in other African countries, to establish alternate payment systems in these countries using our UEPS technology.

     Russia and Other CIS Members

     Through our majority-owned subsidiary, Net1 UTA, which we acquired in August 2008, we provide smart card-based payment systems under the DUET name to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, Mongolia, Vietnam, India and Oman. The DUET system was developed by Net1 UTA as a derivative of the first version of our UEPS technology that we licensed to Net1 UTA in 1993. Net1 UTA provides the DUET system to Sberbank, the largest financial institution in Russia, which owns the remaining minority interest in Net1 UTA. One of our primary reasons for acquiring Net1 UTA was to obtain immediate access to the large Sberbank cardholder base. While Net1 UTA’s business model has historically been based primarily on the sale of cards and hardware, we intend to transition the business into more of a transaction processing services provider over time by leveraging Net1 UTA’s management, sales force and customer base to sell the UEPS platform and its suite of processing services.

     Emerging Growth Opportunities

     We believe that an area for significant potential growth is the opportunity to introduce some of our new technologies, such as our MediKredit, Net1 Virtual Card and mobile payment applications, in the more developed economies of the United States and Western Europe and to leverage the flexibility and multi-application capabilities of our UEPS technology to capture extensive, country-specific applications in less developed countries.

     New technologies—Our Net1 Virtual Card application is designed to reduce the higher levels of fraud associated with card-not-present credit card transactions without the need for additional infrastructure or any changes to existing infrastructures. This application creates a one time-use digital card generated on demand (off-line) from a mobile phone. As opposed to a physical credit card, our virtual card is only valid for a specific value and cannot be used more than once. It contains no personal user information such as a bank account or telephone number. We believe that strong growth trends in e-commerce and the rapidly increasing adoption of mobile commerce, such as downloaded ring tones, mobile applications and mobile payment services, will present significant opportunities for our Net1 Virtual Card technology.

     Mobile payment applications in Latin America and Asia—We have entered the Latin American market by offering our VTU system and services through VTU Colombia, of which we own 37.50% . The joint venture provides virtual prepaid mobile top-up services for two of Colombia’s three largest mobile operators. We plan to expand this service into new areas of Colombia and other markets in Latin America. In addition, through our 30% equity stake in VinaPay, we are providing our VTU system and services in Vietnam.

     Country-specific applications—We are also pursuing discrete opportunities to create unique country-specific applications, such as a national identification card with multiple applications like a contactless transport card.

Our Business Units and Technologies

     Our group is organized into the following “clusters” and within each cluster, separate business units.

     Transactional Solutions Cluster

          Cash Paymaster Services (“CPS”)

     Our CPS business unit deploys our UEPS – Social Grant Distribution technology to distribute social welfare grants on a monthly basis to roughly 3.2 million beneficiaries in five provinces out of the nine South African provinces. These social welfare grants are distributed on behalf of SASSA. During our 2010, 2009 and 2008 fiscal years, we derived 66%, 65% and 67% of our revenues respectively, from CPS’ social welfare grant distribution business. As discussed above, on August 24, 2010, we signed a new service level agreement with SASSA.

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

     Our UEPS - Social Grant Distribution technology provides numerous benefits to government agencies and beneficiaries. The system offers provincial governments a reliable service at a reasonable price. For beneficiaries, our smart card offers convenience, security, affordability and flexibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Beneficiaries have access to affordable financial services, can save and earn interest on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, beneficiaries pay no transaction charges to load their smart cards, perform balance inquiries, make purchases or downloads or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

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
  EasyPay Bill Payment - As part of its value-added services offering, EasyPay has developed and operates a consumer bill payment service introduced at retail point-of sale over 11 years ago. Known and marketed as “EasyPay”, the service is integrated into a large number of national retailers and mobile channels and is available over the internet at www.easypay.co.za. EasyPay processes monthly account payment transactions for over 300 different bill issuers including major local authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies;
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

          Net1 Austria

     Our Net1 Applied Technologies Austria GmbH, or Net1 Austria, incorporating Net1 UTA, business unit provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. Net1 UTA is headquartered in Vienna, Austria, and has subsidiaries in India and Russia.

     Net1 UTA is a market leader in smart card-based payment systems in the CIS with the national interbank payment system in Uzbekistan and a nationwide smart card payment system in Russia. Net1 UTA has historically employed a business model which focused on selling its product offering into various countries. In contrast, our service-based business model focuses on generating recurring revenues from our cardholder base through transaction-based fees, financial services and value-added products. We believe that the geographical footprint of Net1 Austria is now large enough to allow us to overlay our service-based model onto the various DUET systems operating in Russia and other countries, thereby creating new revenue streams for Net1 UTA and system operators.

     Since we acquired Net1 Austria in August 2008, it has enhanced its product offering by leveraging our group technology platforms and information technology development resources. We believe that our technological leadership in fields such as biometric identification and in the integration of our UEPS technology with global systems for mobile communications, or GSM, will allow us to create new business opportunities for Net1 UTA such as national identification, voting and welfare distribution systems and mobile payment solutions. We expect that the addition of Net1 UTA’s skilled human resources in the information technology area will greatly assist us in the ongoing development of our technologies and maintenance of our existing systems. Net1 Austria focuses its marketing efforts on markets in Central and Eastern Europe, Russia and other CIS members, the Middle East (excluding Iraq), India and Asia.

     Net1 UTA’s revenue has declined unexpectedly as a result of the difficult market and trading conditions in its traditional markets. These recent difficulties resulted in indefinite delays in the conclusion of certain expected significant business development opportunities.

     The business unit has been allocated to our hardware, software and related technology sales reporting segment.

          MediKredit

     MediKredit is an independent technology company that offers financial and clinical risk management solutions to both funders and providers of healthcare, through online real-time, or OLRT, management of healthcare transactions. Our adaptable healthcare claims processing and managed care services are designed to accommodate the complex benefit design as well as other processing requirements of our clients. MediKredit’s healthcare claims processing functionality extends to all healthcare claim types, including pharmacy, doctor, public and private hospital claims. This is enabled by MediKredit’s innovative proprietary claims processing and managed care systems which lie at its core.

     The business unit has been allocated to our transaction-based activities reporting segment.

          FIHRST

     FIHRST offers South African employers an easy and flexible method of making payments to creditors, arising from payroll processing. We currently process payments utilizing FIHRST’s system on behalf of our clients, enabling salaries departments to achieve greater levels of efficiency and employee service. FIHRST is recognized by and works in partnership with the majority of third party payroll organizations including pension fund and medical aid administrators.

     We believe that FIHRST’s cost effective technology enhances the electronic movement of money in the business and financial community, assisting our clients to manage nett paid to employees, third party deductions, garnishee orders and creditor payments correctly, promptly and securely. We believe that the true value of the FIHRST service offering is not only to cost effectively move employer funds, but to provide the relevant information to the recipient organization via predefined schedules or payment remittance advices, thus reducing the reconciliation process from days to hours.

     The business unit has been allocated to our transaction-based activities reporting segment.

          Universal Electronic Technological Solutions (“UETS”)

     Our UETS business unit is based in Johannesburg, South Africa and focuses on the sale, implementation and support of our UEPS technology, ranging from large scale, national projects to smaller, product specific regional projects. UETS focuses on identifying, defining and activating an entry point to commence operations in Africa (excluding South Africa), Iraq.

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

          Virtual Card

     Our Virtual Card business unit is responsible for the commercialization of our latest invention – the Net1 Virtual Card. This business unit operates from Johannesburg, South Africa and from Dallas, Texas. Net1 Virtual Card is a solution designed for bank card issuers to protect and grow their share of the remote transactions or “card not present” payment market.

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

Competition

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, there are a number of other products that use smart card technology in connection with a funds transfer system. While it is impossible for us to estimate the total number of competitors in the global payments marketplace, we believe that the most competitive product in this marketplace is EMV, a system that is promoted by Visa Inc., MasterCard International and EuroPay International. In addition, the JCB International Credit Card Co. Ltd, Diners Club International and American Express Compare are currently among the largest global processors of payment transactions. The competitive advantage of our UEPS offering is that our technology can operate real-time, but in an off-line environment, using biometric identification instead of the standard personal identification number, or PIN, methodology employed by our competitors. We estimate that we process less than 1% of all global payment transactions in the international marketplace.

     In South Africa, and specifically in the payment of social welfare grants, our competitors include AllPay Consolidated Investment Holdings (Pty) Ltd, or AllPay, which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services, or Empilweni, which is responsible for payments in the Mpumalanga province. The South African banks and the South African Post Office, or SAPO, also offer beneficiaries the option to open bank accounts that enable the beneficiaries to receive their welfare grants through the formal banking payment networks.

     We compete primarily on the basis of the innovative nature and security of our technology. We are able to load social welfare grants on behalf of the South African government directly onto a biometrically secured UEPS smart card in rural areas where there is little or no infrastructure or in semi-urban areas through our merchant acquiring system. Our UEPS-enabled smart cards are therefore used as a means of identification, security and as a transacting instrument. Grants loaded onto our UEPS-enabled smart cards can be used both online and offline and beneficiaries pay no monthly account or transaction fees. The usefulness of a traditional bank card to its holder is dependent on the availability of a branch network, automatic teller machine, or ATM, infrastructure and merchants accepting the card. Access to bank branches, ATMs and merchants accepting traditional bank cards are limited or non-existent in the rural areas of South Africa. We believe the security, functionality and simplicity of our smart card provides us with a unique ability to service these rural areas of South Africa. Our technology eliminates the risk associated with receiving social welfare grants in cash as well as the costs associated with transaction fees charged by banks when beneficiaries exceed the minimum number of free transactions per month.

     We believe that SASSA considers the technology utilized, pricing of the payment service rendered and other factors such as Black Economic Empowerment, or BEE, rating as the most important factors when considering potential service providers. We compete with other service providers on these aspects through SASSA’s tender processes, when applicable, or through contract extension negotiations.

     We own EasyPay, the largest bank-independent switch in South Africa. EasyPay’s competitors include BankservAfrica, eCentric and EFT POS. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and claims to process in excess of 2.5 billion transactions valued at ZAR 8.0 trillion annually. During fiscal 2010, EasyPay processed 655.2 million transactions with an approximate value of ZAR143.8 billion, or approximately 26% of the transaction volume processed by BankservAfrica.

     We also may face competition from companies to which we have licensed rights to our technology. Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as disrupting their EFT transacting businesses.

Research and Development

     During fiscal 2010, 2009 and 2008, we incurred research and development expenditures of $7.6 million, $8.9 million and $5.7 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS software and its functionality and the design and development of our Mobile Virtual Card, or MVC, concept. For example, we continually advance our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in the hardware platforms that are not proprietary to us but which form part of our system.

Intellectual Property

     Our success depends in part on our ability to develop, maintain and protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secret laws, as well as non-disclosure agreements to protect our intellectual property.

     Our FTS patents, which include aspects of the UEPS technology, are in effect in the United States, Hong Kong, South Africa, Botswana and Swaziland. The FTS patent in the United States was granted as US Patent No. 5,175,416 on December 29, 1992. The patent was reissued as US Patent No. RE36,788 on July 25, 2000, and will expire on May 17, 2011. The FTS patent in Hong Kong was granted on December 11, 1998, and expired in 2010. The FTS patents in South Africa, Botswana, and Swaziland were granted on September 25, 1991, March 9, 1993, and December 9, 1992, respectively. Our FTS patents expire in September 2010 in South Africa and Swaziland and in March 2011 in Botswana.

     During fiscal 2010, we continued the filing of the following three new patents on a world-wide basis:

PCT Patent Application No:	PCT Filing Date	Title

PCT/IB2007/054659	November 15, 2007	Verification of a transactor’s identity
PCT/IB2007/054676	November 16, 2007	Designation of electronic financial transactions
PCT/IB2007/054678	November 16, 2007	Virtual Card

     We hold a number of trademarks in various countries.

Financial Information about Geographical Areas and Operating Segments

     During the last three fiscal years, we derived substantially all of our revenue from customers located in South Africa and substantially all of our assets were located in South Africa, except that in fiscal 2009 and 2008, respectively, we derived material revenues from a customer in Ghana and in 2009 from a customer in the Russian Federation and in fiscal 2010 and 2009, a material portion of our assets were located in Austria. See Note 17 to our consolidated financial statements for financial information about our operating segments.

Employees

     As of June 30, 2010, we had 2,192 employees. On a segmental basis, 232 employees were part of our management, 1,551 were employed in transaction-based activities, 2 were employed in financial services and 407 were employed in smart card, hardware, software and related technology sales and corporate activities.

     On a functional basis, three of our employees were part of executive management, 84 were employed in sales and marketing, 139 were employed in finance and administration, 276 were employed in information technology and 1,690 were employed in operations.

     As of June 30, 2010, approximately 114 of the 265 employees we have in the Limpopo Province who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union. We believe we have a good relationship with our employees and these unions.

Corporate history

     Net1 was incorporated in Florida in May 1997. Until June 2004, Net1 was a development stage company and its business consisted only of acquiring a license to the US FTS patent and obtaining an exclusive marketing agreement for the UEPS technology outside South Africa, Namibia, Botswana and Swaziland. In June 2004, Net1 acquired Net1 Applied Technologies Holdings Limited, or Aplitec, a public company listed on the JSE Limited, or JSE. Aplitec owned the FTS patent in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate into one group the intellectual property rights relating to the FTS patent and the UEPS technology, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. The transaction permitted Aplitec’s shareholders to reinvest the sale proceeds in Net1, but under South African exchange control regulations, those shareholders were not permitted to hold Net1’s securities directly. In October 2008, Net1 listed on the JSE, in a secondary listing, which enabled the former Aplitec shareholders (as well as South African residents generally) to hold Net1 common stock directly. See Note 11 to our consolidated financial statements for information regarding the equity instruments held by Aplitec shareholders from June 2004 to October 2008.

Available information

     We maintain an Internet website at www.net1.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Executive Officers and Significant Employees of the Registrant

     Executive officers

     The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	56	Chief executive officer, chairman and director
Mr. Herman G. Kotze	40	Chief financial officer, treasurer, secretary and director
Mr. Nitin Soma	42	Senior vice president information technology

     Dr. Belamant has been our chief executive officer since October 2000 and the chairman of our board since February 2003. From June 1997 until June 2004, Dr. Belamant served as chief executive officer and a director of Net 1 Applied Technology Holdings, or Aplitec, whose business was acquired by Net1 in June 2004. From 1996 to 1997, Dr. Belamant served as a consultant in the development of Chip Off-Line Pre-Authorized Card, which is a Visa product. From October 1989 to September 1995, Dr. Belamant served as the managing director of Net 1 (Pty) Limited, a privately owned South African company specializing in the development of advanced technologies in the field of transaction processing and payment systems. Dr. Belamant also serves on the boards of a number of other companies that perform welfare distribution services and the provision of microfinance to customers. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that rates today as the third largest ATM switching system in the world. Dr. Belamant has patented a number of inventions besides the FTS patent ranging from biometrics to gaming-related inventions. Dr. Belamant has more than 29 years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems. Dr. Belamant holds a PhD in Information Technology and Management.

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

     Mr. Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements. Mr. Soma represented Nedcor Bank in assisting with the technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATM’s with the host as well as balance the host with different card users. Mr. Soma designed the Stratus Back-End System for Aplitec, and is responsible for the Nedbank Settlement System for the Point of Sales Devices. Mr. Soma has over 14 years of experience in the development and design of smart card payment systems.

     Significant employees

          Business Functions:

     Dr. Gerhard Claassen (51): General Manager – Cryptographic Solutions – Dr. Claasen joined us in August 2000 and is responsible for the marketing and business development of our cryptographic solutions consisting of the internally developed Incognitorange of security solutions, as well as ToDos authenticators and the Cybertrust PKI products.

     Leonid Delberg (64): Managing director: Net1 UTA – Mr. Delberg has been the CEO of Net1 UTA since 1997. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India and Asia.

     Wimpie du Plessis (58): Managing director: MediKredit – Mrs. du Plessis joined us in January 2010 and is responsible for the marketing and business development of our MediKredit offering worldwide.

     Anton Kok (49): Business Unit Leader: Business Unit Leader: Financial Services Cluster – Mr. Kok joined us in January 2010 and is responsible for the deployment of our wage payment solution and other financial services, such as insurance products and our UEPS-based microlending book.

     Eric Meniere (44): Managing director: Virtual Card – Mr. Meniere joined us in March 2008 and is responsible for the marketing and business development of our new Virtual Card product. Mr. Meniere was previously the chief executive officer of Gemplus South Africa.

     Nanda Pillay (39): General Manager: CPS and EasyPay – Mr. Pillay joined us in May 2000 and is responsible for our South African operations, consisting of CPS and EasyPay.

     Richard Schweger (48): Financial & operations director: Net1 UTA – Mr. Schweger has been the CFO and COO of Net1 UTA since 1997. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India and Asia.

     James Sneedon (42): Business Unit Leader: VTU – Mr. Sneedon joined us January 2001 and is responsible for the marketing and business development of our Virtual Top UP products.

     Brenda Stewart (52): Managing director: Net1 Universal Electronic Technological Solutions – Mrs. Stewart joined us in 1997 and is responsible for the marketing and business development of our UEPS solutions in Africa (excluding South Africa), Iraq and the Philippines.

     Mark Stuckenberg (48): Managing director: FIHRST – Mr. Stuckenberg joined us in March 2010 and is responsible for the marketing and business development of our FIHRST offering.

     Deon Visser (43): General Manager: Chip and GSM licensing – Mr. Visser joined us in March 1997 and is responsible for the marketing and business development of our SIM card products and the licensing of our internally developed GSM masks.

          Support functions:

     Chris Britz (49): Vice President - Group production, repairs & maintenance – Mr. Britz joined us in April 2001 and is responsible for the group’s production facilities, as well as all internal and external repairs and maintenance of terminals and other hardware.

     Lawrie Chalmers (49): Vice President - Group Human Resources – Mr. Chalmers joined us in April 1998 and is responsible for the group’s South African human resources activities, including recruitment, payroll, training and industrial relations.

     Dhruv Chopra (36): Vice President: Investor Relations – Mr. Chopra joined us in June 2009 and was previously an analyst at Morgan Stanley, specializing in the payment processing and IT services sectors.

     Paul Encarnacao (34): Vice President – Finance – Mr. Encarnacao joined us in June 2004 and is responsible for the preparation of the group’s generally accepted accounting principles in the United States of America, or US GAAP, consolidated accounts and statutory reports.

     Warren Segall (45): Vice President: Compliance – Mr. Segall joined us in July 2006 and is our compliance officer.

     Trevor Smit (53): Vice President: Joint Ventures and Investments – Mr. Smit joined us in May 2007 and provides governance support to our joint ventures as our representative on the various boards of directors.

     Cara van Straaten (49): Group Financial Controller – Ms. Van Straaten joined us in July 2004 and is responsible for the group’s South African financial function, including financial accounting, taxation and statutory reporting.

     ITEM 1A. RISK FACTORS

     OUR OPERATIONS AND FINANCIAL RESULTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW, THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK.

Risks Relating to Our Business

     We currently derive approximately 65% of our revenues from the social welfare grants distribution service that we perform for SASSA. Our latest contract with SASSA, dated August 24, 2010, expires on March 31, 2011, and we may be required to bid with competitors for a new contract which may not be awarded to us. If we were to discontinue providing our distribution service to SASSA, we would lose all of these revenues.

     We currently derive a substantial majority of our revenues from the social welfare grants distribution service that we perform for SASSA, whereby we distribute these grants in five of the nine provinces of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this activity. During the years ended June 30, 2010, 2009 and 2008, we derived approximately 66%, 65% and 67%, respectively, of our revenues from our contract with SASSA to distribute social welfare grants. On August 24, 2010, we entered into a new service level agreement with SASSA which expires on March 31, 2011, and we expect that we may be required to bid with competitors for a new contract. If we are unsuccessful in obtaining a new contract and were to discontinue providing our distribution service to SASSA, we would lose all of these revenues.

     In early 2007, SASSA commenced a national tender for the award of contracts to distribute social welfare grants throughout South Africa. We participated in the tender process and timely submitted proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. There were a series of extensive delays during the tender process which resulted in numerous extensions of our bid proposals as well as an extension of our existing contracts. On November 3, 2008, SASSA notified bidders that it had terminated the tender process without awarding new contracts, citing a number of defects in the original request for proposal published by SASSA and in the bid evaluation process. In late March 2009, we signed a new one-year contract with SASSA which expired on March 31, 2010 and which was subsequently extended to June 30, 2010. We signed a new agreement with SASSA on August 24, 2010. SASSA has stated that it may commence a new tender process at any time.

     SASSA’s decision to terminate the original tender process and the ensuing short-term agreements have created substantial uncertainty about the timing and ultimate outcome of the future contract award process. Once SASSA initiates a new tender process, we cannot assure you that the tender will result in our receiving a contract to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. If we do not receive a new contract or if we were to discontinue providing our payment service to SASSA, we could lose a substantial majority of our revenues. Even if we do receive a new contract, or one or more extensions of the existing contract, we cannot predict the terms that such contracts will contain. Any new contract or extension we receive may contain pricing or other terms, such as provisions relating to early termination, that could be unfavorable to us. It is also possible that any new tender specification would include a requirement for the successful bidder to pre-fund the social welfare grants in the relevant province for a one month period, as we were required to do under certain of our previous provincial contracts, which would result in significant cash flow funding requirements for the contractor.

     The previous tender process and the negotiation of the new contract and subsequent extensions have consumed a substantial amount of our management’s time and attention during the past three years. Any future tender initiated by SASSA would require our management to devote further resources to the tender process which could adversely affect their ability to focus on other matters, including potential international business development activities. In addition, we have sued SASSA challenging, among other things, the cancellation of the previous tender process. We cannot predict the outcome of this litigation, or whether or how such litigation will affect the outcome of any future tender process.

     Moreover, even if we were to receive a new contract or contract extensions containing similar economic terms to those of our current contract, our profit margin could be adversely affected to the extent that any such contracts would require us to incur significant capital expenditures during the initial implementation phase. Historically, we have incurred a significant portion of the expenses associated with these contracts during the initial implementation phase, which averages approximately 18 months, and have historically enjoyed higher profit margins on these contracts after the completion of the implementation period. Therefore, to the extent that we were to be awarded a new contract that required significant capital expenditures, our profit margins would be adversely affected if the contract were to be terminated for any reason during the implementation period.

     Finally, if we were to be awarded one or more contracts by SASSA, an unsuccessful tenderor could seek to challenge the award, which could result in the contract being set aside or could require us to expend time and resources in an attempt to defeat any such challenge.

     Our new contract with SASSA is less favorable to us than our previous contract which we expect to adversely affect our results of operations and cash flow for fiscal 2011. Furthermore, the terms of any further renewals or extensions or a contract awarded under a future tender process may be even less favorable to us than the current contract. To the extent that we are unsuccessful in diversifying our business and reducing our dependence on SASSA, our business and profitability will likely suffer.

     On August 24, 2010, we entered into a new service level agreement with SASSA which replaces our previous SASSA contract that expired on June 30, 2010. The new agreement is retroactively effective from July 1, 2010, and expires on March 31, 2011. The new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. However, the new contract provides for a reduction in both the level of the transaction fee per beneficiary paid and the guaranteed minimum number of beneficiaries. Because we continue to derive a substantial percentage of our revenues from our SASSA contract, we expect that the terms of the new contract will materially reduce our revenues, operating income, net income and cash flow for fiscal 2011. Further, as described in the preceding risk factor, it is possible that any further extension or renewal of the current contract or even a contract which we may be awarded under a future tender process may be even less favorable to us. While we are making significant efforts to reduce our dependence on our SASSA contract by diversifying our business in South Africa and expanding internationally, to the extent that these efforts are not successful, we may not be able to offset the effects of the current and possible future less favorable terms from SASSA which would have a material adverse effect on our results of operations, financial position and cash flows.

     We may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

     Acquisitions are a significant part of our long-term growth strategy as we seek to grow our business internationally and to deploy our technologies in new markets both inside and outside South Africa. However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. These transactions may require debt financing or additional equity financing, resulting in additional leverage or dilution of ownership.

     Acquisitions of businesses or other material operations and the integration of these acquisitions will require significant attention from our senior management which may divert their attention from our day to day business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of intangible assets, which could reduce our future reported earnings. As an example, we have determined to record a goodwill impairment charge of approximately $37.4 million related to our August 2008 acquisition of Net 1 UTA. Finally, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

     We have recorded and may need to record additional impairment charges relating to our businesses.

     We assess the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. We perform our annual impairment test as of June 30 of each year. For the fourth quarter of fiscal 2010, we recognized an impairment loss of approximately $37.4 million on goodwill allocated to the Hardware, software and related technology sales segment as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which will impact future cash flows. A further deterioration in the Hardware, software and related technology sales segment, or in any other of our businesses, may lead to additional impairments in future periods.

     It may be difficult for us to implement our acquisition strategy in light of global market and economic conditions.

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

     Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Dr. Serge Belamant, our Chief Executive Officer and Chairman and Herman Kotze, our Chief Financial Officer. Many of our key responsibilities are performed by these two individuals, and the loss of the services of either of them could disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance. We do not have employment agreements with our executive officers and they may terminate their employment at any time. We do not maintain any “key person” life insurance policies.

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

     We face competition from the incumbent retail banks in South Africa in the unbanked market segment, which could limit growth in our transaction-based activities segment.

     The incumbent South African retail banks have created a common banking product, generally referred to as a “Mzansi” account, for unbanked South Africans, which offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, approximately 4.4 million and 3.5 million people in South Africa claimed to use a Mzansi account in 2009 and 2008, respectively. In addition, the 2009 survey indicated that 22% of those surveyed opened a Mzansi account in order to receive a social welfare grant.

     It is possible for a social welfare beneficiary to receive grants through a Mzansi or other low-cost banking account. SASSA does not pay us a fee for the disbursement of grants through Mzansi or other low cost bank accounts and to the extent that beneficiaries use these accounts, rather than our smart card, to receive their grants, we will not be able to generate additional revenues from retail spending by these beneficiaries. In contrast, when a beneficiary receives grants through our smart card, we are able to generate incremental revenues from the use of our card in our merchant acquiring system because merchants participating in our merchant acquiring systems are also able to accept UEPS-based smart cards. Thus, our ability to increase our revenues and operating margins will be adversely affected to the extent that there is an increase in the number or percentage of South Africans using Mzansi or other low cost bank accounts to receive their social welfare grants.

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

     We may face competition from other companies that offer smart card technology and other innovative payment technologies, which could result in loss of our existing business and adversely impact our ability to successfully market additional products and services.

     In addition to competition that we face from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services and low cost bank accounts such as Mzansi, there are a number of other products that use smart card technology in connection with a funds transfer system. During the past several years, smart card technology has become increasingly prevalent. We believe that the most competitive product in this marketplace is EMV, a system that is promoted by Visa Inc., MasterCard International and EuroPay International. Our ability to maintain our existing South African government contracts could be adversely affected to the extent that, in the future, the promoters of any of these systems would choose to compete directly in the South African pension and welfare business.

     We also may face competition from companies to which we have licensed our technology. In 1997, we entered into a technology license agreement with Visa. Under that agreement, Visa purchased a non-exclusive, perpetual, worldwide license to our technology rights, as defined in the agreement, relating to our UEPS technology and an exclusive, perpetual, worldwide license under our patents, as defined in the agreement, licensed to Visa that is exclusive to the financial services industry, as defined in the agreement. Our Visa agreement grants back to us the non-exclusive right under our Visa-licensed patents to make, use and sell our payment systems and other products in the financial services industry as discussed in the agreement. In our Visa agreement, Visa agrees not to grant a sublicense to any payment system to any entities in the financial services industry who are not members of Visa already if such entity already has a right to use such payment systems from us. The agreement permits Visa to sublicense our licensed technology rights to any of its members, any entity in the financial services industry or any entity outside of the financial services industry that provides products to Visa or its sublicensees. The agreement prohibits us from licensing our technology rights, not just our licensed patents, to any of Visa’s competitors, including MasterCard, Europay, American Express Company, Discover Financial Services, Diners Club International Credit Card Co., Carte Blanche Card or JCB International Credit Card Co. or any of their parents, subsidiaries or affiliates. We may need Visa’s consent, not to be unreasonably withheld, in order to transfer or assign our rights and obligations under the agreement. As this agreement does not contain a termination date and contains restrictions on our ability to license our technology rights in the financial services industry and to competitors of Visa, we may not be able to realize the full value of our technology rights.

     Moreover, as our product offerings increase and gain market acceptance, banks in South Africa and other jurisdictions in which we operate may seek governmental or other regulatory intervention if they view us as disrupting their funds transfer or other businesses.

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

     We maintain a significant amount of cash and cash equivalents to fund our business operations at several major South African and European banks and financial institutions. As of June 30, 2010, we maintained an aggregate of $153.7 million in cash and cash equivalents which were deposited with such banks and financial institutions. Although we maintain a policy of entering into transactions only with South African and European banks and financial institutions that have ratings acceptable to our board, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings, due to the recent credit crisis and global economic conditions, it is possible that despite such ratings, one or more of these banks or financial institutions may fail. The failure of one or more of these institutions may cause us to lose a significant amount of cash and cash equivalents. In addition to the actual value of our company which would be reduced due to the loss of cash and cash equivalents, our business could be materially and adversely affected by the failure of any institution where we maintain our cash and cash equivalents. Although to date we have not experienced any such losses or been prevented from funding our business operations, in light of recent global economic conditions such losses may occur in the future.

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

     We continue to experience growth, both in the scope of our operations and size of our organization. This growth is placing significant demands on our management, especially as we expand our business internationally. Continued growth would increase the challenges involved in implementing appropriate operational and financial systems, expanding our technical and sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our culture and values. International growth, in particular, means that we must become familiar and comply with complex laws and regulations in other countries, especially laws relating to taxation.

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

     Many social welfare recipients use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipients to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against the risk of loss or theft of cash from our delivery vehicles as we have not identified any insurance underwriters willing to accept this risk on reasonable terms. Therefore, we will bear the full cost of any loss or theft in connection with the delivery process, and such loss could materially and adversely affect our financial condition, cash flows and results of operations. The Company did not incur any material losses resulting from cash distribution during fiscal 2010, 2009 or 2008, but there is no assurance that we will not incur material losses in the future.

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

     The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the US dollar, and to a lesser extent, the euro, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The US dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. The ZAR was significantly weaker overall during 2009 than during 2010 and 2008, which negatively affected our reported 2009 results of operations when compared to 2010 and 2008. We provide detailed information about historical exchange rates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Currency Exchange Rate Information.”

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

     South Africa’s high levels of poverty, unemployment and crime may increase our costs and impair our ability to maintain a qualified workforce.

     While South Africa has a highly developed financial and legal infrastructure, it also has high levels of crime and unemployment and there are significant differences in the level of economic and social development among its people, with large parts of the population, particularly in the rural areas, having limited access to adequate education, healthcare, housing and other basic services, including water and electricity. Government policies aimed at alleviating and redressing the disadvantages suffered by the majority of citizens under previous governments may increase our costs and reduce our profitability, all of which could negatively affect our business. These problems may prompt emigration of skilled workers, hinder investment into South Africa and impede economic growth. As a result, we may have difficulties attracting and retaining qualified employees.

     The economy of South Africa is exposed to high inflation and interest rates which could increase our operating costs and thereby reduce our profitability.

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

     If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to achieve black shareholding of our company in a manner that could dilute your ownership.

     The South African government, through the Broad-Based Black Economic Empowerment Act, 2003, established a legislative framework for the promotion of BEE. The law recognizes two distinct mechanisms for the achievement of BEE objectives—compliance with codes of good practice, which have already been issued, and compliance with industry-specific transformation charters. Although the charter that will likely apply to our company has not yet been finalized, we believe it is likely that the charter will not differ substantially from the codes of good practice. Achievement of BEE objectives is measured by a “scorecard” which establishes a weighting to various components of BEE. One component of BEE is achieving a certain percentage of shareholdings by black South Africans in South African businesses over a period of years. This shareholding component carries the highest BEE scorecard weighting. Other components include procuring goods and services from black-owned businesses or from businesses that have earned good BEE scores and achieving certain levels of black South African employment. Compliance with the codes and applicable charters are not enforced through civil or criminal sanction, but compliance does affect the ability of a company to secure contracts in the public and private sectors. Thus, it will be important for us to achieve applicable BEE objectives. Failing to do so could jeopardize our ability to maintain existing business, including our South African pension and welfare business, or to secure future business.

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

     South African exchange control regulations could hinder our ability to make foreign investments and obtain foreign-denominated financing.

     South Africa’s exchange control regulations restrict the export of capital from South Africa, the Republic of Namibia and the Kingdoms of Lesotho and Swaziland, known collectively as the Common Monetary Area without the prior approval of SARB. While the South African government has relaxed exchange controls in recent years, it is difficult to predict whether or how it will further relax or abolish exchange control measures in the foreseeable future.

     Although Net1 is a US corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries ability to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over borrowed position. As of June 30, 2010, approximately 91% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; (iv) repatriate to South Africa profits of foreign operations; and (v) limit our business to utilize profits of one foreign business to finance operations of a different foreign business.

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

     HIV/AIDS and tuberculosis are major healthcare challenges in South Africa and other sub-Saharan countries. The prevalence of these diseases may force us to incur costs relating to the loss of personnel, reduction in the productivity of our workforce and recruiting and training of new personnel.

     HIV/AIDS and tuberculosis, which is exacerbated in the presence of HIV/AIDS, are major healthcare challenges in South Africa and other sub-Saharan countries. We cannot estimate how much of our South African workforce may be infected with HIV/AIDS, due to the high prevalence of HIV/AIDS in South Africa, we may incur costs relating to the loss of personnel and the related loss of productivity as well as medical costs and costs relating to recruiting and training of new personnel. In addition, the potential for increased mortality rates due to HIV/AIDS deaths to reduce or slow the growth of the South African population could adversely impact our growth. Most of these factors are beyond our control. We are not able to quantify the impact of HIV/AIDS on our growth or costs and cannot assure you that the costs we will incur in connection with this epidemic will not have a material adverse effect on us, our financial condition and our operations.

     Most of South Africa’s major industries are unionized, and the majority of employees belong to trade unions. We face the risk of disruption from labor disputes and new South African labor laws.

     In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. Although only approximately five percent of our workforce is unionized and we have not experienced any labor disruptions in recent years, such labor disruptions may occur in the future. In addition, developments in South African labor laws may increase our costs or alter our relationship with our employees and trade unions, which may have an adverse effect on us, our financial condition and our operations.

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

     Some of these risks include:

  political and economic instability, including higher rates of inflation and currency fluctuations;
  high levels of corruption, including bribery of public officials;
  loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;
  a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
  logistical and communications challenges;
  potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;
  difficulties in staffing and managing operations and ensuring the safety of our employees;
  restrictions on the right to convert or repatriate currency or export assets;
  greater risk of uncollectible accounts and longer collection cycles;
  indigenization and empowerment programs; and
  exposure to liability under US securities and foreign trade laws, including the Foreign Corrupt Practices Act, or FCPA, and regulations established by the US Department of Treasury’s Office of Foreign Assets Control, or OFAC.

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

     We must comply with the FCPA, which prohibits US companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. In addition, OFAC administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on US foreign policy and national security goals.

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

     We do not have a South African banking license and therefore we provide our wage payment solution through an arrangement with a third party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our wage payment business without alternate means of access to a banking license

     The South African retail banking market is highly regulated, but the South African government has identified the need to service the unbanked market through the liberalization of the regulatory environment in order for retailers and non-banking service providers to innovate products and delivery channels for the unbanked market. However, under current law and regulations, a portion of our South African wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have entered into a co-operation agreement with Grindrod Bank through which our wage payment solution is being implemented by Grindrod Bank’s retail division. As a result of this arrangement, we do not have complete control over the marketing and implementation of our wage payment system and we have to share the economic benefits with Grindrod Bank. If the co-operation agreement were to be terminated, we would not be able to operate our wage payment business unless we were able to obtain access to a banking license through alternate means.

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

     Our payment processing businesses in South Africa are subject to substantial governmental regulation and may be adversely affected by liability under, or any future inability to comply with, existing or future regulations or requirements.

     Our payment processing activities are subject to extensive regulation. Compliance with the requirements under these various regulatory regimes may cause us to incur significant additional costs and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

     We may be subject to privacy laws in South Africa and other jurisdictions in which we operate. Compliance with these laws may adversely affect our ability to operate our business most effectively. Moreover, we could face liability for damages if we are found to have violated any of these privacy laws.

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

     While we own the exclusive copyrights in the current version of the UEPS software, these copyrights are subject to the preexisting copyrights in the earlier versions of our software that are owned jointly by us and Nedbank Limited, or Nedbank. As joint owners of the copyrights in these earlier versions of our software that existed prior to July 2000, there is a risk that Nedbank could license these works to others and otherwise commercially exploit these earlier works. Under our Nedbank agreements, Nedbank also acquired the right to request a license of our South African and US FTS patents and of all technology and know-how relating to the UEPS described in those earlier patents from us for entities partly owned by Nedbank that are located anywhere within South Africa and neighboring countries. Under these licenses, Nedbank would pay us a license fee, with us supplying smart cards or being paid a royalty if the cards are obtained from a third party. If Nedbank licenses our works to others or otherwise commercially exploits our technology and know-how related to UEPS, our future revenues may be reduced.

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

     Our stock price has experienced recent significant volatility. During the 2010 fiscal year, our stock price ranged from a low of $12.36 to a high of $22.47. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

  developments or the absence of developments in obtaining a new tender or contract from SASSA;
  fluctuations in currency exchange rates, particularly the US dollar/ZAR exchange rate;
  quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
  announcements of acquisitions or disposals;
  the timing of or delays in the commencement, implementation or completion of major projects;
  large purchases or sales of our common stock;
  general conditions in the markets in which we operate; and
  economic and financial conditions.

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

     We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies, or to fund acquisitions. Because of the exposure to market risks associated with economies in emerging markets, we may not be able to obtain financing on favorable terms or at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and voting power of shares of common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

     We may have difficulty raising necessary capital to fund operations or acquisitions as a result of market price volatility for our shares of common stock.

     In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies, to expand into new markets and to make acquisitions, all of which may be dependent upon our ability to obtain financing through debt and equity or other means.

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

     Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2010, excluded the operations of MediKredit and FIHRST. If we are not able to integrate MediKredit and FIHRST’s operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

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

     The requirement to evaluate and report on our internal controls also applies to companies that we acquire. As private companies, MediKredit and FIHRST were not required to comply with Sarbanes prior to the acquisitions by us. The integration of these operations into our internal control over financial reporting has required significant time and resources from our management and other personnel and may increase our compliance costs. As permitted by SEC rules, our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2010, excluded the operations of MediKredit and FIHRST. If we fail to successfully integrate these operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

     While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, including with respect to the MediKredit and FIHRST operations, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

     You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our directors and officers and experts.

     While Net1 is incorporated in the state of Florida, United States, the company is headquartered in Johannesburg, South Africa and substantially all of the company’s assets are located outside the United States.

     In addition, the majority of Net1’s directors and officers reside outside of the United States and our experts, including our independent registered public accountants, are based in South Africa. As a result, even though you could effect service of legal process upon Net1, as a Florida corporation, in the United States, you may not be able to collect any judgment obtained against Net1 in the United States, including any judgment based on the civil liability provisions of the U.S. federal securities laws, because substantially all of our assets are located outside the United States. Moreover, it may not be possible for you to effect service of legal process upon the majority of our directors and officers or upon our experts within the United States or elsewhere outside South Africa and any judgment obtained against any of our foreign directors, officers and experts in the United States, including one based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by a South African court. A foreign judgment is not directly enforceable in South Africa, but constitutes a cause of action which will be enforced by South African courts provided that:

  the court or arbitral body which pronounced the judgment had international jurisdiction and competence to entertain the case according to the principles recognized by South African law with reference to the jurisdiction of foreign courts;
  the judgment is final and conclusive (that is, it cannot be altered by the court which pronounced it);
  the judgment has not lapsed;
  the recognition and enforcement of the judgment by South African courts would not be contrary to public policy in South Africa, including observance of the rules of natural justice which require that no award is enforceable unless the defendant was duly served with documents initiating proceedings, that he was given a fair opportunity to be heard and that he enjoyed the right to be legally represented in a free and fair trial before an impartial tribunal;
  the judgment was not obtained by improper or fraudulent means;
  the judgment does not involve the enforcement of a penal or foreign revenue law or any award of multiple or punitive damages; and
  the enforcement of the judgment is not otherwise precluded by the provisions of the Protection of Business Act 99 of 1978 (as amended), of the Republic of South Africa.

     It has been the policy of South African courts to award compensation for the loss or damage actually sustained by the person to whom the compensation is awarded. South African courts have awarded compensation to shareholders who have suffered damages as a result of a diminution in the value of their shares based on various actions by the corporation and its management. Although the award of punitive damages is generally unknown to the South African legal system, that does not mean that such awards are necessarily contrary to public policy. Whether a judgment was contrary to public policy depends on the facts of each case. Exorbitant, unconscionable, or excessive awards will generally be contrary to public policy. South African courts cannot enter into the merits of a foreign judgment and cannot act as a court of appeal or review over the foreign court. Further, if a foreign judgment is enforced by a South African court, it will be payable in South African currency. Also, under South Africa’s exchange control laws, the approval of SARB is required before a defendant resident in South Africa may pay money to a non-resident plaintiff in satisfaction of a foreign judgment enforced by a court in South Africa.

     It is doubtful whether an original action based on United States federal securities laws may be brought before South African courts. A plaintiff who is not resident in South Africa may be required to provide security for costs in the event of proceedings being initiated in South Africa. Furthermore, the Rules of the High Court of South Africa require that documents executed outside South Africa must be authenticated for the purpose of use in South African courts.

     In reaching the foregoing conclusions, we consulted with our South African legal counsel, Cliffe Dekker Hofmeyr Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     We lease our corporate headquarters facility which consists of 84,193 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, a 12,088 square foot manufacturing facility in Lazer Park, a 14,230 square foot manufacturing facility in Brakpan and 75 depot facilities. We also lease additional office space in Johannesburg, Pretoria, Cape Town and Durban, South Africa; Vienna, Austria; Moscow, Russia; Dallas, Texas; Fredrick, Maryland; and New Delhi, India. These leases expire at various dates through the year 2010 and 2014, respectively. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

     We sued SASSA in the South African High Court, or the Court, alleging that it unlawfully moved beneficiaries to SAPO in violation of our contract and the Public Finance Management Act, seeking injunctive relief. On January 26, 2010, the Court ruled in our favor and directed SASSA to discontinue the registration of any beneficiaries with SAPO until a proper procurement process has been completed. SASSA has appealed the Court’s ruling and the parties currently await allocation of a hearing date for the appeal.

     Additionally, we sued SASSA in the Court alleging that it unlawfully moved beneficiaries to certain banks, in violation of our contract and the Public Finance Management Act, seeking injunctive relief. On June 24, 2010, the Court ruled in our favor and directed SASSA to discontinue the registration of any beneficiaries with these banks until a proper procurement process has been completed. To date, SASSA has not appealed the Court's ruling.

     Finally, we have launched a Court application for the review and setting aside of the decision to withdraw the most recent SASSA tender and we are currently responding to SASSA’s answering affidavit, where after the parties will apply for a hearing date.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock is listed on The Nasdaq Global Select Market, or Nasdaq, in the United States under the symbol “UEPS” and on the JSE Limited, or JSE, in South Africa under the symbol “NT1.” The Nasdaq is our principal market for the trading of our common stock.

     The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2008	$27.99	$18.58
Quarter ended December 31, 2008	$22.93	$8.21
Quarter ended March 31, 2009	$15.76	$10.93
Quarter ended June 30, 2009	$18.01	$11.93
Quarter ended September 30, 2009	$22.47	$12.36
Quarter ended December 31, 2009	$21.77	$17.11
Quarter ended March 31, 2010	$20.22	$16.50
Quarter ended June 30, 2010	$18.50	$13.14

     Our transfer agent in the United States is The Bank of New York Mellon, One Wall Street, New York, New York, 10286. According to the records of our transfer agent, as of August 6, 2010, there were 21 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 16th Floor, 11 Diagonal Street, Johannesburg, 2001, South Africa.

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

     Issuer Purchases of Equity Securities

     The table below presents information relating to purchases of our common stock during the fourth quarter of fiscal 2010:

			(c)	(d)
			Total number	Maximum
			of shares	dollar value
			purchased as	of shares that
		(b)	part of	may yet be
	(a)	Average price	publicly	purchased
	Total number	paid per	announced	under the
	of shares	share	plans or	plans or
Period	purchased	(US dollars)	programs	programs (1)
April 2010	0		0
May 2010	0	-	0
June 2010	0	-	0
Total				100,000,000

     (1) On February 5, 2010, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock from time to time in open market transactions. On May 5, 2010, we announced that our Board of Directors had increased this authorization to an aggregate of up to $100 million. During the fourth quarter of fiscal 2010, we did not purchase any shares of our common stock under this authorization.

     Share performance graph

     The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2005, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(AMONG NET 1, THES&P 500 INDEX AND THENASDAQ INDUSTRIAL INDEX)

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read together with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 - “Financial Statements and Supplementary Data.”

Consolidated Statements of Operations Data
(in thousands, except per share data)

		Year Ended June 30
	2010	2009	2008	2007	2006
Revenue	$280,364	$246,822	$254,056	$223,968	$196,098
Cost of goods sold, IT processing, servicing and support	72,973	70,091	67,486	54,417	50,619
Selling, general and administrative(1)	80,854	64,833	65,362	61,625	48,627
Depreciation and amortization	19,348	17,082	10,822	11,050	5,710
Costs related to public offering and Nasdaq listing	-	-	-	-	1,529
Profit on sale of microlending business	-	455	-	-	-
Impairment of goodwill(2)	37,378	1,836	-	-	-
Operating income	69,811	93,435	110,386	96,876	89,613
Foreign exchange gain related to short-term investment(3)	-	26,657	-	-	-
Interest income, net	9,069	10,828	15,722	4,401	5,889
Income before income taxes	78,880	130,920	126,108	101,277	95,502
Income tax expense(4)	40,822	42,744	39,192	37,574	36,653
Income from continuing operations	38,990	86,601	86,695	63,679	59,232
Net income attributable to shareholders	38,990	86,601	86,695	63,679	59,232
Income from continuing operations per share:
Basic	$0.84	$1.53	$1.50	$1.12	$1.05
Diluted	$0.84	$1.53	$1.49	$1.11	$1.03

(1) Selling, general and administrative expense includes a charge of $5.5 million, $4.9 million, $3.8 million and $0.6 million, respectively, in respect of stock-based compensation.
(2) Goodwill related to the hardware, software and related technology sales segment was impaired during fiscal 2010, and goodwill related to the financial services segment was impaired during fiscal 2009.
(3) The foreign exchange gain related to a short-term investment in the form of an asset swap arrangement which matured during fiscal 2009.
(4) The fully distributed tax rate for fiscal 2010 and fiscal 2009 was 34.55%, for fiscal 2008 it was 35.45% and for fiscal 2007 and fiscal 2006 it was 36.89% . Our income tax expense for fiscal 2009, 2008 and 2006 includes the impact of the change in the fully distributed rate during those fiscal years of approximately $3.5 million, $5.4 million and $0.2 million, respectively.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2010	2009	2008	2007	2006
Cash flows provided by operating activities	$68,683	$106,768	$118,760	$65,466	$75,777
Cash flows used in investing activities	90,186	107,856	3,903	91,540	5,505
Cash flows provided by (used in) financing activities .	$(48,478)	$(40,248)	$2,864	$3,225	$29,723
Operating income margin	25%	38%	43%	43%	46%

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$153,742	$220,786	$272,475	$171,727	$189,735
Total current assets before settlement assets	226,429	290,294	345,734	247,982	240,718
Goodwill	76,346	116,197	76,938	85,871	13,923
Intangible assets	68,347	75,890	22,216	31,609	5,649
Total assets	472,090	499,487	454,071	376,090	269,979
Total current liabilities before settlement obligations	57,927	77,809	76,503	54,698	43,123
Total debt	4,343	4,185	3,766	4,100	-
Total Net1 equity	$285,878	$373,217	$340,328	$281,073	$209,010

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Item 6 — “Selected Financial Data” and Item 8 —“Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See Item 1A. “Risk Factors” and “Forward Looking Statements.”

Overview

     We provide a smartcard-based alternative payment system for the unbanked and underbanked populations of developing economies. We believe that we are the first company worldwide to implement a system that can enable the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our UEPS uses secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can enter into transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery-powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

     We also develop and provide secure transaction solutions and services for first world markets. Our core competencies around mobile payment applications, secure online transaction processing, switching, cryptography and integrated circuit card technologies provide us with the building blocks to develop secure end-to-end payment solutions for a wide range of electronic commerce and financial transactions through which we generate fees.

     Our technology is widely used in South Africa today, where we distribute pension and welfare payments to over 3.2 million beneficiaries in five of South Africa’s nine provinces, process debit and credit card payment transactions on behalf of retailers that we believe represent nearly 65% of retailers within the formal retail sector in South Africa through our EasyPay system, offer claims processing to more than 60% of healthcare plans and administrators, process payroll for over 700,000 employees through our FIHRST system, and provide mobile telephone top-up transactions for the major South African mobile carriers. During the past several years, we have expanded our business to a number of markets outside South Africa, including other countries on the African continent, Russia and other members of the CIS, the Middle East, Asia and Latin America. We describe development of this international expansion in detail under “Business.”

Sources of Revenue

     We generate our revenues by charging transaction fees to government agencies, merchants, financial service providers, employers and healthcare providers; by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

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

     We have found that we have greater revenue and profit opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the South African government and wages on behalf of employers on a fixed fee basis, but charge a fee on an ad valorem basis for goods and services purchased using our smart card. The revenue and costs associated with this approach are reflected in our Smart card accounts, Transaction-based activities and Financial services segments. We have adopted a variation of this approach in Iraq, where we operate a UEPS system on an outsourced basis on behalf of a consortium consisting of the Iraqi government and local Iraqi banks, in return for transaction fees based on the volume and value of transactions processed through the system. Most significantly, we are focusing on migrating Net1 UTA’s business model from a product-based model which relies on selling systems to customers to a services-based model which focuses on generating recurring revenue from the cardholder base through transaction-based fees and provision of other products and services.

     Because our smart cards are designed to enable the delivery of more advanced services and products, we are also willing to supply those services and products directly where the business case is compelling. For instance, we provide short-term UEPS-based loans to our smart card holders. This is an example of the third approach that we have taken. Here we can act as the principal in operating a business that can be better delivered through our UEPS. We can also act as an agent, for instance, in the provision of insurance policies. In both cases, the revenue and costs associated with this approach are reflected in our Financial services segment.

     We also generated fees from transaction processing to both funders and providers of healthcare in South Africa and from providing a third party payroll payments solution to South African companies. In both cases, the revenue and costs associated with these services are reflected in our Transaction-based activities segment.

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

Business Developments during Fiscal 2010

          South Africa

     SASSA contract

     Our one-year contract with SASSA for the payment of social welfare grants in the five provinces where we currently provide a grant payment service commenced on April 1, 2009 and expired on March 31, 2010. SASSA received special approval from the South African National Treasury Department to enter into new agreements with us and the other current service providers for a twelve month period without conducting a tender process. SASSA extended the contract for a further three months until June 30, 2010. On August 24, 2010, we signed a new agreement with SASSA which was effective from July 1, 2010. The new contract expires on March 31, 2011.

     As was the case with our previous contact, the new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. However, the new contract provides for a reduction in both the level of the transaction fee per beneficiary paid and the guaranteed minimum number of beneficiaries. Because we continue to derive a substantial percentage of our revenues from our SASSA contract, we expect that the terms of the new contract will materially reduce our revenues, operating income, net income and cash flow for fiscal 2011, unless we are able to offset reduced fees from SASSA by increasing our revenues from our other business activities, reducing expenses, or both. For more information regarding our contract with SASSA, refer to discussion contained in the first captioned section under Item 1A. “Risk Factors” and Item 9B. “Other Information.”

     Progress of wage payment implementation and UEPS-based lending

     Our recently appointed Financial Services Cluster general manager is pursuing a number of projects in order to further expand our wage payment initiative in South Africa. In addition, through our recent acquisition of FIHRST Management Services (Pty) Limited’s business and related software, described in more detail below, we will be able to promote our wage payment initiative by offering the employees of FIHRST customers banking solutions through our relationship with Grindrod Bank Limited.

     During fiscal 2010 we grew our UEPS-based lending book through coordinated marketing of our products to our customer base.

     Merger and Acquisition Activities in South Africa

     In January 2010, we acquired 100% of MediKredit for a purchase price of ZAR 74 million (approximately $10 million). MediKredit offers transaction processing, financial and clinical risk management solutions to both funders and providers of healthcare. MediKredit currently operates its core business in South Africa and this business is currently cash sustainable. In addition, MediKredit is currently exploring various opportunities, primarily in the United States and we expect that development and set up costs, taken together with the core South Africa business, will result in net operating losses in the short-term. We do not expect the operating loss at MediKredit to be material to our overall profitability. We are also actively pursuing new customers and business opportunities in South Africa’s rapidly consolidating private health care industry and will focus on realizing cost savings and synergies identified during the acquisition process to minimize, and ultimately reverse, the anticipated operating losses.

     We view the main drivers of the business as (1) processing fee per scheme card holders (the main member in the scheme), (2) scheme lives (the individuals linked to the main member in the scheme) and (3) fee per line (the number of products within a claim) processed.

     We believe that MediKredit will provide us the opportunity to expand our technology to another adjacent market and to cross-sell our payment technologies. Together with the FIHRST acquisition described below, MediKredit has expanded our position as one of the leading independent transaction processors in South Africa, as we have added leadership in the healthcare transaction processing space to our existing leadership position in the merchant processing space (through EasyPay). The acquisition has also provided us with a small, strategic entry point for the US healthcare administration market. The rapidly changing US healthcare and administration industry provides a significant opportunity for the introduction of MediKredit’s real-time claims adjudication technology. MediKredit’s U.S. wholly-owned subsidiary, XeoHealth Corporation, recently launched its proven Real Time Adjudication rules engine for the health care industry in the US. Finally, like FIHRST, the MediKredit acquisition has also enhanced our technology platforms and IT development resources and added depth and diversity to our management team.

     At the end of March 2010, we acquired FIHRST, a South African business, for ZAR 70 million (approximately $9 million) in cash. FIHRST offers a third party payroll payments solution to South African companies, representing in excess of 700,000 employees, with a transaction volume of approximately ZAR 52.6 billion per annum. FIHRST gives us access to the 700,000 employees of its customers to whom we can market our range of transaction processing products and financial services, including bill payments, insurance products, prepaid utilities and third party payments and promote our wage payment initiative. FIHRST’s technology platforms and IT development resources enhance our existing platforms and resources.

          Outside South Africa

     The African Continent and Iraq

     During fiscal 2010, we recorded revenue from transaction fees and the delivery of UEPS-enabled smartcards under our contract with the government of Iraq. During early January 2010, we received additional orders for 800,000 smart cards and 1,500 point of sale devices and more recently, in July 2010, we received a further order for 1.5 million smart cards. We expect to generate ongoing revenues from transaction fees under our Iraqi contract and from smart card sales during the first quarter of fiscal 2011. We have entered the second phase of our initiative in Ghana and now generate recurring income in the form of hardware and software maintenance fees.

     We continue to service our current customers on the African continent and in Iraq. Our UETS business unit continued its business development efforts in multiple new countries on the African continent during the quarter.

     During fiscal 2010, SmartSwitch Namibia generated incremental transaction fees from prepaid airtime and electricity transactions and transactions conducted between Namibian merchants and UEPS-enabled smartcards. SmartSwitch Botswana generated transaction fees during the fiscal 2010 from the payment of food voucher grants. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during the first quarter of fiscal 2011.

     Net1 UTA

     Net1 UTA’s operations are seasonal and the first quarter and third quarters are historically its weakest. Growth at Net1 UTA during fiscal 2010 continued to be adversely impacted by our transitioning of its business model from a hardware and software sale-oriented model to one which generates recurring transaction fees, as well as by challenging economic conditions in Eastern Europe. We expected to sign our first agreement that reflects the transformed business model for Net1 UTA during the fourth quarter of fiscal 2010, however, this project has been delayed due to key executive management changes at our target customer.

     For the first quarter of fiscal 2011, we expect revenue from Net1 UTA to be lower than a year ago due to the business transformation and weak economic conditions.

     Net1 Virtual Card

     During fiscal 2010, we increased our business development efforts of our Virtual Card offering in the continental United States and surrounding territories and successfully demonstrated, in a live environment, this product to a number of prospective partners, including mobile operators, banks and card associations. The majority of fiscal 2010 was spent building the Virtual Card operations team in Dallas, Texas, and assessing the technical, regulatory and compliance environment in the United States. We signed our first agreement with a customer in July 2010 and the customer has advised us that it anticipates rolling out the Virtual Card offering on its products during the first quarter of fiscal 2011.

Operating Segments

     We analyze our business and operations in terms of four inter-related but independent operating segments: (1) transaction-based activities, (2) smart card accounts, (3) financial services, and (4) hardware, software and related technology sales. Corporate and corporate office activities as well as any inter-segment eliminations are included in corporate/ eliminations. See Note 17 to our consolidated financial statements for further information about our operating segments.

     Transaction-Based Activities

     The transaction-based activities operating segment consists primarily of (1) our South African social welfare payments distribution operations which we conduct through our subsidiary Cash Paymaster Services (Proprietary) Limited, or CPS, and (2) our transaction processing operations, which consist of EasyPay, Iraq, MediKredit and FIHRST (collectively, “transaction processors). CPS utilizes the UEPS technology to administer and distribute social welfare grants in five of South Africa’s nine provinces. Segment revenues include all fees that we earn from SASSA and participating retail merchants from recurring UEPS transactions that we process through our back-end system, such as the payment of social welfare grants, debit orders, payment of wages, point of sale spending, distribution of medicine, money transfers and prepayment of utility bills, prepayment of mobile phone airtime and transaction fees from customers of our transaction processors. The expenses associated with our social welfare payments activities are primarily variable expenses such as security and guarding expenses we incur to help insure the security of the cash we transport and the safety of our employees who transport the cash, banking fees we incur when we withdraw and redeposit cash, insurance and fixed expenses such as salaries and property rental. The expenses associated with our transaction processors’ operations are primarily variable expenses such as data communication and bank charges for switching transactions and fixed expenses such as salaries, depreciation of switch fixed assets and property rental.

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

     Three of our largest customers in this segment are the International Smart Card LLC, of the Iraqi Consortium, the Central Bank of Ghana and Nedbank, one of South Africa’s largest banks by asset size. In Ghana, we created a national payment system in which all Ghanaian banks are required to participate. We have an arrangement with Nedbank relating to the outsourcing of its entire POS device management system, front-end switching Stratus computer platform, development of their software systems, smart cards and POS device maintenance. We also supply hardware to Nedbank in the form of POS devices and card readers on an ad hoc basis.

     Included in our hardware, software and related technology sales segment are Net1 UTA, Net1 UETS, cryptographic solutions, chip and GSM licensing, and POS Solutions.

     We experience seasonality in this segment, as Net1 UTA’s operations are typically most profitable in second and fourth quarters.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with US GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques. Management believes that the following accounting policies are critical due to the degree of estimation required and the impact of these policies on the understanding of the results of our operations.

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

     Stock-based Compensation

     Management is required to make estimates and assumptions related to our valuation and recording of stock-based compensation charges under current accounting standards. These standards require all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognizes compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. No stock options were granted during fiscal 2010. During fiscal 2009, our assumptions regarding volatility changed significantly as a result of general economic conditions and trading prices of our customers and suppliers. Accordingly, the fair value of stock options is affected by the assumptions selected. Stock-based compensation expense from continuing operations was $5.7 million, $5.0 million and $4.0 million for the years ended June 30, 2010, 2009 and 2008, respectively.

     Intangible Assets Acquired Through Acquisitions

     The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using guidance provided in accounting literature. We completed acquisitions during fiscal 2010 and 2009, where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings, the income approach and the cost approach method to value acquisition-related intangible assets. In so doing, we made assumptions regarding revenue and cost of sales forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

     The valuations were based on information at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by us. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows. To the extent actual cash flows vary, revisions to the useful life or impairment of intangible assets may be necessary.

     Business Combinations and the Recoverability of Goodwill

     A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. The purchase price of an acquired business is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods, including present value modeling. Further, we make assumptions using certain valuation techniques, including discount rates and timing of future cash flows.

     We review the carrying value of goodwill annually or more frequently if circumstances indicate impairment may have occurred. In performing this review, we are required to estimate the fair value of goodwill that is implied from a valuation of the reporting unit to which the goodwill has been allocated after deducting the fair values of all the identifiable assets and liabilities that form part of the reporting unit.

     The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the value of our business as whole and allocate this value across our reporting units based on the weighted average of the returns of the reporting units.

     We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

     During the fourth quarter of 2010, as part of our annual impairment test, we tested our goodwill of the hardware, software and related technology sales segment for impairment. As a result of this impairment review we concluded that the carrying value of goodwill of the hardware, software and related technology sales segment reporting unit exceeded the fair value and, as a result, recorded an impairment loss of $37.4 million.

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

     Research and Development

     Accounting standard require product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2010, 2009 or 2008, particularly because the main part of our development is the enhancement and upgrading of existing products.

     Costs to develop software for our internal use is expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

     A significant amount of judgment is required to separate research costs, new development costs and ongoing development costs based as the transition between these stages. A multitude of factors need to be considered by management, including an assessment of the state of readiness of the software and the existence of markets for the software. The possibility of capitalizing development costs in the future may have a material impact on the group’s profitability in the period when the costs are capitalized, and in subsequent periods when the capitalized costs are amortized.

     Recent Accounting Pronouncements

     Recent accounting pronouncements adopted

     Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

     Recent accounting pronouncements not yet adopted as of June 30, 2010

     Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2010, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2010	2009	2008
ZAR : $ average exchange rate	7.6117	9.0484	7.3123
Highest ZAR : $ rate during period	8.3187	11.8506	8.2440
Lowest ZAR : $ rate during period	7.1731	7.1556	6.4262
Rate at end of period	7.6529	7.8821	7.9645

ZAR: US $ Exchange Rates

     Translation exchange rates

     We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2010, 2009 and 2008, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2010	2009	2008
Income and expense items: $1 = ZAR .	7.6092	8.9397	7.2905

Balance sheet items: $1 = ZAR	7.6529	7.8821	7.9645

Results of Operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. Our results of operations for fiscal 2009 and 2008 do not reflect the operations of MediKredit and FIHRST as we completed these acquisitions in January 1, 2010 and March 31, 2010, respectively, and their operations are included in our 2010 consolidated financial statements from those dates. Our results of operations for fiscal 2008 do not reflect the operations of Net1 UTA as we completed that acquisition on September 1, 2008 and Net 1 UTA’s operations are included in our 2009 consolidated financial statements from that date. Finally, on March 1, 2009, we sold our traditional microlending business to Finbond Group Limited and therefore, our fiscal 2009 results include revenue and operating loss from this business for the first eight months of that year.

     Fiscal 2010 Compared to Fiscal 2009

     The following factors had an influence on our results of operations during fiscal 2010 as compared with the same period in the prior year:

Favorable impact from the weakness of the US dollar: The US dollar depreciated by 15% compared to the ZAR during fiscal 2010 which has had a positive impact on our reported results;

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

Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment was adversely impacted by fewer ad hoc sales to the Bank of Ghana, lower revenues and overall margin generated by Net1 UTA and weaker demand for our products as well as pricing pressures resulting from the global recession in calendar 2009, all of which was partially offset by hardware sales to Iraq;

Lower net interest income: Our interest income, net, was adversely impacted by lower average daily ZAR cash balance and a lower average deposit rate during fiscal 2010 compared to fiscal 2009;

Lower intangible asset amortization: In ZAR, our reported results for fiscal 2010 were positively impacted by lower intangible asset amortization as the majority of Prism and EasyPay acquisition-related intangible assets were fully amortized in fiscal 2009;

Goodwill impairment losses: During fiscal 2010, we recognized a goodwill impairment loss of $37.4 million (ZAR 284.4 million); and

Non-recurring fiscal 2009 items: During fiscal 2009, we recognized a foreign exchange gain of $26.7 million (ZAR 238.3 million) resulting from an asset swap arrangement and recognized a profit on the sale of our traditional microlending business of $0.5 million (ZAR 4.1 million).

     Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with US GAAP.

The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

		In United States Dollars
Table 3		(US GAAP)
		Year ended June 30,
		2010		2009	$	%
	$	’000	$	’000		change
Revenue		280,364		246,822		14%
Cost of goods sold, IT processing, servicing and support		72,973		70,091		4%
Selling, general and administration		80,854		64,833		25%
Depreciation and amortization		19,348		17,082		13%
Profit on sale of microlending business		-		(455)		nm
Impairment of goodwill		37,378		1,836		nm
Operating income		69,811		93,435		(25)%
Foreign exchange gain related to short-term investment		-		26,657		nm
Interest income, net		9,069		10,828		(16)%
Income before income taxes		78,880		130,920		(40)%
Income tax expense		40,822		42,744		(5)%
Net income before earnings (loss) from equity-accounted investments.		38,058		88,176		(57)%
Earnings (Loss) from equity-accounted investments		93		(874)		nm
Net income		38,151		87,302		(56)%
(Add) Less: net (loss) income attributable to non-controlling interest		(839)		701		nm
Net income attributable to us		38,990		86,601		(55)%

	In South African Rand
Table 4	(US GAAP)
	Year ended June 30,
	2010	2009	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,133,374	2,206,512	(3)%
Cost of goods sold, IT processing, servicing and support	555,274	626,592	(11)%
Selling, general and administration	615,243	579,587	6%
Depreciation and amortization	147,225	152,708	(4)%
Profit on sale of microlending business	-	(4,068)	nm
Impairment of goodwill	284,420	16,413	nm
Operating income	531,212	835,280	(36)%
Foreign exchange gain related to short-term investment	-	238,306	nm
Interest income, net	69,009	96,799	(29)%
Income before income taxes	600,221	1,170,385	(49)%
Income tax expense	310,627	382,118	(19)%
Net income before earnings (loss) from equity-accounted investments.	289,594	788,267	(63)%
Earnings (Loss) from equity-accounted investments	708	(7,813)	nm
Net income	290,302	780,454	(63)%
(Add) Less: net (loss) income attributable to non-controlling interest	(6,384)	6,267	nm
Net income attributable to us	296,686	774,187	(62)%

     Analyzed in ZAR, the decrease in revenue and cost of goods sold, IT processing, servicing and support for fiscal 2010 was primarily due to lower revenues in our hardware, software and related technology sales segment. This decrease was offset by an increase in transaction-based activities which resulted primarily from increased volumes at EasyPay and the inclusion of MediKredit and FIHRST operations for a portion of the year.

     Our operating income margin decreased to 25% from 38% resulting primarily from the impairment of goodwill. The other contributors to operating income varied from fiscal 2010 compared with fiscal 2009 as presented in tables 7 and 8 below. Operating income contributions, based on operating margin, from our transaction-based activities and smart card accounts segments were comparable; however, our financial services segment contributed more and our hardware, software and related technology sales segment contributed less during fiscal 2010 compared with fiscal 2009. We discuss the components of the operating income margin in more detail under “—Results of operations by operating segment”.

     Analyzed in ZAR, selling, general and administration expenses were higher in fiscal 2010 primarily due to increases in goods and services purchased from third parties and the inclusion of MediKredit’s and FIHRST’s operations. Fiscal 2010 selling, general and administration expenses include acquisition-related costs of $0.6 million (ZAR 4.7 million) and the stock-based compensation charge related to stock options awarded in May 2009 and restricted stock granted in August 2009.

     Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to our independent accountants related to the audit and review process and, during fiscal 2009, fees paid to our consultants and advisors assisting with the JSE listing. This has resulted in expenditures of $2.4 million (ZAR 17.9 million) and $2.1 million (ZAR 18.7 million) during fiscal 2010 and 2009, respectively.

     In ZAR, depreciation and amortization decreased during fiscal 2010 primarily as a result of lower Prism intangible asset amortization, offset by the intangible asset amortization related to the Net1 UTA, RMT, MediKredit and FIHRST acquisitions. The intangible asset amortization and deferred tax effects related to our various acquisitions are summarized in the tables below:

Table 5		Year ended June 30,
		2010		2009
	$	’000	$	’000
Amortization included in depreciation and amortization expense:		14,138		12,387
Prism acquisition (1)		1,697		4,453
RMT acquisition (2)		1,579		450
MediKredit acquisition		984		-
FIHRST acquisition		544		-
Net1 UTA acquisition		9,334		7,484

Deferred tax included in income tax expense:		3,877		3,515
Prism acquisition (1)		568		1,515
RMT acquisition (2)		442		126
MediKredit acquisition		340		-
FIHRST acquisition		188		-
Net1 UTA acquisition		2,339		1,874

(1) – the majority of these intangible assets were amortized in fiscal 2009. (2) – the RMT intangibles were fully amortized in fiscal 2010.

Table 6	Year ended June 30,
	2010	2009
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	107,588	110,734
Prism acquisition (1)	12,915	39,805
RMT acquisition (2)	12,018	4,024
MediKredit acquisition	7,490	-
FIHRST acquisition	4,140	-
Net1 UTA acquisition	71,025	66,905

Deferred tax included in income tax expense:	29,506	31,420
Prism acquisition (1)	4,325	13,540
RMT acquisition (2)	3,365	1,127
MediKredit acquisition	2,588	-
FIHRST acquisition	1,430	-
Net1 UTA acquisition	17,798	16,753

(1) – the majority of these intangible assets were amortized in fiscal 2009.
(2) – the RMT intangibles were fully amortized in fiscal 2010.

     During the fourth quarter of fiscal 2010, we recognized an impairment loss of approximately $37.4 million on goodwill allocated to the hardware, software and related technology sales segment as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which will impact future cash flows. With regards to the latter, through the end of the third quarter of fiscal 2010 we expected to sign our first agreement that reflects the transformed business model for Net1 UTA during the fourth quarter of fiscal 2010. However, it subsequently became clear to us that this project has now been delayed due to key executive management changes at our target customer. A further deterioration in the hardware, software and related technology sales segment or in any other of our businesses, may lead to additional impairments in future periods.

     During fiscal 2009 we sold our traditional microlending business and recognized a profit of approximately $0.5 million (ZAR 4.1 million) and impaired goodwill of $1.8 million (ZAR 16.4 million).

     We recognized a foreign exchange gain of $26.7 million (ZAR 238.3 million) during fiscal 2009 resulting from an asset swap arrangement we entered into in August 2008.

     Interest on surplus cash for fiscal 2010 decreased to $10.1 million (ZAR 77.0 million) from $20.3 million (ZAR 181.4 million) for fiscal 2009. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during fiscal 2010 compared with fiscal 2009 and lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 14.32% per annum for fiscal 2009 to 10.43% per annum for fiscal 2010. The lower cash balances resulted primarily from our repurchase of approximately 9.2 million of our shares from Brait S.A’s investment affiliates in August 2009 for $124.5 million.

     Included in interest expense for fiscal 2009 is the facility fee of approximately $1.1 million (ZAR 9.7 million) that we paid to the lender under the short-term loan facility we obtained to fund the Net1 UTA acquisition and approximately $0.8 million (ZAR 7.3 million) interest on the short-term loan facility. Excluding the impact of this facility fee and the interest on the short-term loan facility, interest expense decreased during fiscal 2010 due to a decrease in the average rates of interest on our short-term facilities and the elimination of our obligation to prefund social welfare grants under our SASSA contract. In ZAR, excluding the impact of the facility fee, finance costs decreased to $1.0 million (ZAR 8.0 million) for fiscal 2010 from $7.6 million (ZAR 67.6 million) for fiscal 2009.

     Total tax expense for fiscal 2010 was $40.8 million (ZAR 310.6 million) compared with $42.7 million (ZAR 382.1 million) during the same period in the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully distributed tax rate. Accordingly, a reduction in the fully distributed tax rate from 35.45% to 34.55% results in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in our income tax expense for fiscal 2009. Our total tax expense decreased primarily due to the foreign exchange gain discussed above. Our effective tax rate for fiscal 2010 was 51.8%, compared to 32.7% for fiscal 2009. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, including the goodwill impairment described above, stock-based compensation charges and non-deductible acquisition-related expenses during fiscal 2010.

     Earnings from equity-accounted investments for fiscal 2010 were $0.1 million (ZAR 0.7 million) compared with a net loss of $0.9 million (ZAR 7.8 million) during fiscal 2009. SmartSwitch Namibia generated net income during the year ended June 30, 2010, and we no longer account for the equity accounted losses in VTU Colombia as the accumulated losses have exceeded our initial investments.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Year ended June 30,
	2010	% of	2009	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	191,362	68%	148,399	60%	29%
Smart card accounts	31,971	11%	29,576	12%	8%
Financial services	4,023	1%	5,430	2%	(26)%
Hardware, software and related technology sales	53,008	20%	63,417	26%	(16)%
Total consolidated revenue	280,364	100%	246,822	100%	14%
Consolidated operating income (loss):
Transaction-based activities	106,036	152%	83,509	89%	27%
Operating income before amortization	110,241		85,404		29%
Amortization	(4,205)		(1,895)		122%
Smart card accounts	14,532	21%	13,442	14%	8%
Financial services	2,881	4%	(34)	-%	nm
Operating income before profit on sale of microlending business and impairment of goodwill	2,881		1,347		nm
Profit on sale of microlending business and impairment of goodwill	-		(1,381)		nm
Hardware, software and related technology sales	(42,524)	(61)%	5,498	6%	nm
Operating income before amortization and impairment of goodwill	4,787		15,990		(70)%
Amortization and impairment of goodwill	(47,311)		(10,492)		nm
Corporate/eliminations	(11,114)	(16)%	(8,980)	(9)%	24%
Total consolidated operating income	69,811	100%	93,435	100%	(25)%

Table 8	In South African Rand (US GAAP)
	Year ended June 30,
	2010		2009
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	1,456,131	68%	1,326,641	60%	10%
Smart card accounts	243,277	11%	264,400	12%	(8)%
Financial services	30,612	1%	48,543	2%	(37)%
Hardware, software and related technology sales	403,354	20%	566,928	26%	(29)%
Total consolidated revenue	2,133,374	100%	2,206,512	100%	(3)%
Consolidated operating income (loss):
Transaction-based activities	806,860	152%	746,545	89%	8%
Operating income before amortization	838,859		763,483		10%
Amortization	(31,999)		(16,938)		89%
Smart card accounts	110,578	21%	120,167	14%	(8)%
Financial services	21,922	4%	(304)	-%	Nm
Operating income before profit on sale of microlending business and impairment of goodwill	21,922		12,041		Nm
Profit on sale of microlending business and impairment of goodwill	-		(12,345)		Nm
Hardware, software and related technology sales	(323,578)	(61)%	49,150	6%	Nm
Operating income before amortization and impairment of goodwill	36,431		142,946		(75)%
Amortization and impairment of goodwill	(360,009)		(93,796)		Nm
Corporate/eliminations	(84,570)	(16)%	(80,278)	(9)%	5%
Total consolidated operating income	531,212	100%	835,280	100%	(36)%

     Transaction-based activities

     In ZAR, the increases in revenue were primarily due to our MediKredit and FIHRST acquisitions and increased transaction volumes at EasyPay and Iraq. We discuss these factors in more detail below.

     Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Segment operating income margin decreased to 55% from 56%, mainly as a result of lower margins from our MediKredit and FIHRST operations and at EasyPay as compared with our pension and welfare operations. This decrease was partially offset by cost management controls in our pension and welfare operations and increased transaction fees from the utilization of our UEPS system in Iraq.

          Pension and welfare operations:

     Effective April 1, 2009, we signed a one-year contract with SASSA which expired on March 31, 2010, and which was subsequently extended on its existing terms by three months to June 30, 2010. See “—Business Developments during Fiscal 2010—South Africa—SASSA contract” for a further discussion of our new SASSA contract.

     The SASSA contract described above contained a standard pricing formula for all provinces based on a transaction fee per beneficiary paid regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. Under our previous provincial contracts, depending on the province, we received either a fee per grant distributed, or per beneficiary paid, or as a percentage of the total grant amount distributed. In addition, commencing with the May 2009 pay cycle, SASSA assumed responsibility for the pre-funding of all social welfare grants. Our average revenue per beneficiary paid therefore remains unchanged during the term of the contract, including the current extension. From time to time, we are requested to assist with the payment of ad-hoc special grants or benefits (such as disaster relief payments), which may be at a different rate than the standard welfare distribution price. We also receive a once-off registration fee for every new beneficiary we enroll on our system.

          Continued adoption of our merchant acquiring system:

     The increase in the number of POS devices and number of participating UEPS retail locations since June 30, 2009, is due to increased rental or purchase of POS devices by current merchants requesting additional equipment and new merchants joining our UEPS merchant acquiring system.

     The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 9	Three months ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
	2009	2009	2009	2009	2010	2010

Total POS devices installed	4,263	4,427	4,528	4,670	4,700	4,794
Number of participating UEPS retail locations	2,391	2,422	2,506	2,547	2,552	2,513
Value of transactions processed through POS devices during the quarter (1) (in $ ’000)	276,947	341,270	380,782	372,041	397,141	388,277
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in $ ’000)	278,685	345,511	366,786	367,998	381,993	402,294
Value of transactions processed through POS devices during the quarter (1) (in ZAR ’000)	2,758,391	2,818,276	2,980,378	2,798,201	2,992,828	2,935,543
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in ZAR ’000)	2,775,707	2,853,303	2,870,837	2,767,792	2,878,675	3,041,514
Number of grants paid through POS devices during the quarter (1)	4,690,822	4,623,666	4,846,515	4,569,316	4,370,553	4,618,013
Number of grants paid through POS devices during the completed pay cycles for the quarter (2)	4,769,010	4,676,460	4,675,128	4,506,829	4,699,620	4,741,737
Average number of grants processed per terminal during the quarter (1)	1,111	1,064	1,082	994	933	973
Average number of grants processed per terminal during the completed pay cycles for the quarter (2)	1,129	1,076	1,044	980	1,003	999

(1) Refers to events occurring during the quarter (i.e., based on three calendar months).
(2) Refers to events occurring during the completed pay cycle.

     Transaction processors:

     We acquired MediKredit and FIHRST on January 1 and March 31, 2010, respectively, and their operations are included in our results from those dates. MediKredit’s results include claims processing support fees received from a customer it lost in late calendar 2009 and which contractually continued to pay fees through the end of April 2010. After intangible asset amortization MediKredit generated nominal operating income and FIHRST generated a nominal operating loss, although it was cash flow positive. During fiscal 2011, we expect that MediKredit will be cash flow negative and that FIHRST will continue to be cash flow positive. These cash flows are not expected to be significant to our operations during fiscal 2011.

     The table below presents the total volume and value processed during fiscal 2010 and 2009 by our transaction processors:

Transaction	Total volume		Total value $ (‘000)		Total value ZAR (‘000)
processor	2010	2009	2010	2009	2010	2009
EasyPay	655,175,671	580,738,580	18,904,176	14,671,863	143,847,549	131,161,910
MediKredit	5,410,984	-	227,881	-	1,734,015	-
FIHRST	5,259,808	-	1,858,590	-	14,142,572	-

     Transaction processing related to our Iraqi contract continued to grow sequentially through fiscal 2010 and we expect this trend to continue into fiscal 2011.

     Certain EasyPay intangible assets were fully amortized at the end of fiscal 2009, however, savings related to the reduction in amortization of EasyPay intangible assets was offset by intangible asset amortization related to the MediKredit and FIHRST acquisitions.

     Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45% for each of the fiscal 2010 and 2009.

     In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,532,620 smart card-based accounts were active at June 30, 2010, compared to 3,875,463 active accounts as at June 30, 2009. The decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA.

          Financial services

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

     The operating loss for fiscal 2009 includes a profit of $0.5 million (ZAR 4.1 million) on the sale of our traditional microlending business and goodwill impairment of $1.8 million (ZAR 16.4 million).

     Excluding the effects of the goodwill impairment and profit on the sale of our traditional microlending business, operating income margin for the Financial services segment increased to 72% from 25%.

          Hardware, software and related technology sales

     Operating results include Net1 UTA for fiscal 2010 and from September 1, 2008, for fiscal 2009. The following table presents our revenue and operating income during fiscal 2010 and 2009:

Table 10	Year ended June 30,
	2010	2009
	$ ’000	$ ’000
Revenue	53,008	63,417
Hardware, software and related technology sales excluding Net1 UTA	40,707	43,857
Net1 UTA	12,301	19,560

Operating income before amortization of intangible assets and goodwill impairment	4,787	15,990

Operating income	(42,524)	5,498
Hardware, software and related technology sales excluding Net1 UTA	6,332	8,474
Net1 UTA	(48,856)	(2,976)
Net1 UTA excluding impairment of goodwill and amortization of acquisition related intangible assets	(2,144)	4,508
Impairment of goodwill	(37,378)	-
Amortization of acquisition related intangible assets	(9,334)	(7,484)

Table 11	Year ended June 30,
	2010	2009
	ZAR ’000	ZAR ’000
Revenue	403,354	566,928
Hardware, software and related technology sales excluding Net1 UTA	309,752	392,068
Net1 UTA	93,602	174,860

Operating income before amortization of intangible assets and goodwill impairment	36,431	142,946

Operating income	(323,578)	49,150
Hardware, software and related technology sales excluding Net1 UTA	48,181	75,755
Net1 UTA	(371,759)	(26,605)
Net1 UTA excluding impairment of goodwill and amortization of acquisition related intangible assets	(16,314)	40,300
Impairment of goodwill	(284,420)	-
Amortization of acquisition related intangible assets	(71,025)	(66,905)

     In ZAR, the decrease in revenue was primarily due to lower revenues at Net1 UTA and software development sales in 2009 under our Ghana contract that were not repeated in 2010, which was offset marginally by increased hardware sales to Iraq in 2010. In addition, our revenues in ZAR were negatively impacted by the depreciation of the USD against the ZAR as sales to customers in Europe, Ghana and Iraq are primarily denominated in USD. In ZAR, the decrease in operating income was primarily due to amortization of Net1 UTA intangible assets, impairment of goodwill and lower sales activity.

     Revenue and operating income for fiscal 2010 comprised:

  software development and customization, sales of terminals and smart cards related to our Ghana contract;
  sales of licenses, smart cards and terminals to Net1 UTA clients , mainly in Russia and Uzbekistan;
  sales of SIM cards to customers;
  sales of cryptographic solutions to customers;
  rental of terminals to merchants participating in our merchant acquiring system; and
  repairs and maintenance services to customers.

     Amortization of Prism intangible assets during fiscal 2010 and 2009, respectively, was approximately $0.6 million (ZAR 4.6 million) and $3.0 million (ZAR 26.9 million) and reduced our operating income. During fiscal 2010, we recognized an impairment loss of approximately $37.4 million (ZAR 284.4 million) as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which will impact future cash flows.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia and SmartSwitch Botswana), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS and DUET technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate our portion of the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affect our revenues and operating income in this segment from period to period.

          Corporate/ Eliminations

     The increase in our losses resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa and stock-based compensation charges.

     Our loss includes expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     Fiscal 2009 Compared to Fiscal 2008

     The following factors contributed significantly to the comparability of our results of operations for the 2009 and 2008 fiscal years:

  Strengthening of the US dollar during fiscal 2009: The US dollar appreciated by 23% compared to the ZAR during fiscal 2009 compared to fiscal 2008 which has had a negative impact on our reported results;
  Non-recurring 2009 items: During fiscal 2009 we recognized a foreign exchange gain of $26.7 million (ZAR 238.3 million) resulting from an asset swap arrangement and recognized a profit on the sale of our traditional microlending business of $0.5 million (ZAR 4.1 million);
  Impact of Net1 UTA acquisition: Our reported revenue and intangible asset amortization increased during fiscal 2009 as a result of our acquisition of Net1 UTA during the first quarter of fiscal 2009;
  Lower revenue and operating income under our Ghana contract: Revenues and operating income under our Ghana contact decreased during fiscal 2009 compared with fiscal 2008 as we delivered the bulk of the software and hardware required during fiscal 2008; and
  Increased stock-based compensation charges: We recorded higher stock-based compensation charges during fiscal 2009 resulting from stock options granted in August 2008 and May 2009.

          Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

		In United States Dollars
Table 12		(US GAAP)
		Year ended June 30,
		2009		2008	$	%
	$	’000	$	’000		change
Revenue		246,822		254,056		(3)%
Cost of goods sold, IT processing, servicing and support		70,091		67,486		4%
Selling, general and administration		64,833		65,362		(1)%
Depreciation and amortization		17,082		10,822		58%
Profit on sale of microlending business		455		-
Impairment of goodwill		1,836		-
Operating income		93,435		110,386		(15)%
Foreign exchange gain related to short-term investment		26,657		-
Interest income, net		10,828		15,722		(31)%
Income before income taxes		130,920		126,108		4%
Income tax expense		42,744		39,192		9%
Net income before loss from equity-accounted investments		88,176		86,916		1%
Loss from equity-accounted investments		(874)		(1,036)		(16)%
Net income		87,302		85,880		2%
Less (Add): net income (loss) attributable to non-controlling interest		701		(815)		(186)%
Net income attributable to us		86,601		86,695		0%

	In South African Rand
Table 13	(US GAAP)
	Year ended June 30,
	2009	2008	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,206,512	1,852,188	19%
Cost of goods sold, IT processing, servicing and support	626,592	492,005	27%
Selling, general and administration	579,587	476,520	22%
Depreciation and amortization	152,708	78,897	94%
Profit on sale of microlending business	4,068	-
Impairment of goodwill	16,413	-
Operating income	835,280	804,766	4%
Foreign exchange gain related to short-term investment	238,306	-
Interest income, net	96,799	114,621	(16)%
Income before income taxes	1,170,385	919,387	27%
Income tax expense	382,118	285,728	34%
Net income before loss from equity-accounted investments	788,267	633,659	24%
Loss from equity-accounted investments	(7,813)	(7,553)	3%
Net income	780,454	626,106	25%
Less (Add): net income (loss) attributable to non-controlling interest	6,267	(5,942)
Net income attributable to us	774,187	632,048	22%

     Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for fiscal 2009 was primarily due to the higher volumes in our transaction-based activities and a greater number of UEPS-based smart card holders and the acquisition of Net1 UTA.

     Our operating income margin decreased to 38% from 43% mainly as a result of the decrease in contribution from our hardware, software and related technology sales segment, which generates a lower margin than our transaction-based activities segment; increased intangible asset amortization related to the Net1 UTA and RMT acquisitions and increases in goods and services purchased from third parties, including the effects of the increase in inflation in South Africa, and stock-based compensation charges.

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

     Depreciation and amortization and deferred tax expenses increased during fiscal 2009 primarily as a result of the Net1 UTA and RMT acquisitions, as summarized in the tables below:

Table 14	Year ended June 30,
	2009	2008
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	12,387	5,460
Prism acquisition	4,453	5,460
RMT acquisition	450	-
Net1 UTA acquisition	7,484	-

Deferred tax included in income tax expense:	3,515	1,907
Prism acquisition	1,515	1,907
RMT acquisition	126	-
Net1 UTA acquisition	1,874	-

Table 15	Year ended June 30,
	2009	2008
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	110,734	39,805
Prism acquisition	39,805	39,805
RMT acquisition	4,024	-
Net1 UTA acquisition	66,905	-

Deferred tax included in income tax expense:	31,420	13,902
Prism acquisition	13,540	13,902
RMT acquisition	1,127	-
Net1 UTA acquisition	16,753	-

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

     Interest on surplus cash decreased to $20.3 million (ZAR 181.4 million) from $27.4 million (ZAR 199.7 million). The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance resulting from the Net1 UTA acquisition, offset by higher deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 14.21% per annum for fiscal 2008 to 14.32% per annum for fiscal 2009.

     Included in interest expense is the facility fee of approximately $1.1 million (ZAR 9.7 million) that we paid to the lender under the short-term loan we obtained to fund the Net1 UTA acquisition and approximately $0.8 million (ZAR 7.3 million) interest on the loan. Excluding the impact of the facility fee and interest, finance costs decreased to $7.6 million (ZAR 67.6 million) from $11.7 million (ZAR 85.3 million) due to the elimination of our pre-funding requirements in April 2009.

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

     Loss from equity-accounted investments for fiscal 2009 and 2008 was $0.9 million (ZAR 7.8 million) and $1.0 million (ZAR 7.6 million), respectively.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 16		In United States Dollars (US GAAP)
		Year ended June 30,
	2009	% of	2008	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	148,399	60%	153,444	60%	(3)%
Smart card accounts	29,576	12%	35,914	14%	(18)%
Financial services	5,430	2%	8,251	3%	(34)%
Hardware, software and related technology sales	63,417	26%	56,447	23%	12%
Total consolidated revenue	246,822	100%	254,056	100%	(3)%
Consolidated operating income (loss):
Transaction-based activities	83,509	89%	84,229	76%	(1)%
Operating income before amortization	85,404		86,000		(1)%
Amortization	(1,895)		(1,771)		7%
Smart card accounts	13,442	14%	16,325	15%	(18)%
Financial services	(34)	-%	1,935	2%	(102)%
Operating income before profit on sale of microlending business and impairment of goodwill	1,347		1,935		(30)%
Profit on sale of microlending business and impairment of goodwill	(1,381)		-
Hardware, software and related technology sales	5,498	6%	11,708	11%	(53)%
Operating income before amortization	15,990		15,397		4%
Amortization	(10,492)		(3,689)		184%
Corporate/eliminations	(8,980)	(9)%	(3,811)	(4)%	136%
Total consolidated operating income	93,435	100%	110,386	100%	(15)%

Table 17	In South African Rand (US GAAP)
	Year ended June 30,
	2009		2008
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	1,326,641	60%	1,118,679	60%	19%
Smart card accounts	264,400	12%	261,830	14%	1%
Financial services	48,543	2%	60,154	3%	-19%
Hardware, software and related technology sales	566,928	26%	411,525	23%	38%
Total consolidated revenue	2,206,512	100%	1,852,188	100%	19%
Consolidated operating income (loss):
Transaction-based activities	746,545	89%	614,069	76%	22%
Operating income before amortization	763,483		626,984		22%
Amortization of intangible assets	(16,938)		(12,915)		31%
Smart card accounts	120,167	14%	119,017	15%	1%
Financial services	(304)	-%	14,107	2%	(102)%
Operating income before profit on sale of microlending business	12,041		14,107		(15)%
Loss of sale of microlending business	(12,345)		-
Hardware, software and related technology sales	49,150	6%	85,357	11%	(42)%
Operating income before amortization	142,946		112,247		27%
Amortization of intangible assets	(93,796)		(26,890)		249%
Corporate/eliminations	(80,278)	(9)%	(27,784)	(4)%	189%
Total consolidated operating income	835,280	100%	804,766	100%	4%

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

     Segment operating income margin increased to 56% from 55% mainly as a result of the price increases described above, partially offset by continued inflationary increases in our cost components.

          Pension and welfare operations:

     Refer to discussion under “—Fiscal 2010 compared to fiscal 2009—Results of operations by operating segment—Transaction-based activities— Pension and welfare operations.”

          Continued adoption of our merchant acquiring system:

     Refer to discussion under “—Fiscal 2010 compared to fiscal 2009—Results of operations by operating segment—Transaction-based activities—Continued adoption of our merchant acquiring system.”

          EasyPay transaction fees:

     During fiscal 2009 and 2008, EasyPay processed 580.7 million and 516.8 million transactions with an approximate value of $14.7 billion (ZAR 131.2 billion) and $15.9 billion (ZAR 115.6 billion), respectively. The average fee per transaction during fiscal 2009 and 2008, was $0.02 (ZAR 0.21) and $0.03 (ZAR 0.21), respectively.

     Operating income margins generated by EasyPay during fiscal 2009 increased compared with fiscal 2008 primarily due to an increase in the number of transactions processed in fiscal 2009 and costs incurred in fiscal 2008 related to the implementation of a new integrated switch and restructuring costs. The new switch became operational during fiscal 2009 and we believe it has improved operating efficiencies and reduced costs at EasyPay and has enhanced our offering and enable us to take advantage of new business opportunities.

     Amortization of EasyPay intangible assets during fiscal 2009 and 2008, of approximately $1.4 million (ZAR 12.9 million) and $1.8 million (ZAR 12.9 million), respectively, is included in the calculation of EasyPay operating margins.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45% for each of the fiscal 2009 and 2008.

     In ZAR, revenue from the provision of smart card-based accounts grew in proportion to the higher number of beneficiaries serviced through our social welfare payment contracts. A total number of 3,875,463 smart card-based accounts were active at June 30, 2009, compared to 4,022,193 active accounts as at June 30, 2008. The decrease in the number of active accounts resulted from the removal of invalid or fraudulent grants by SASSA and the prejudicial transfer of beneficiaries to SAPO and certain banks.

          Financial services

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

     Operating loss for fiscal 2009 includes a profit of $0.5 million (ZAR 4.1 million) on the sale of our traditional microlending business and goodwill impairment of $1.8 million (ZAR 16.4 million).

     Revenues from our traditional microlending business decreased during fiscal 2009 due to the sale of our traditional microlending business on March 1, 2009, increased competition, our strategic decision not to grow this business, and an overall lower return on traditional microlending loans as a result of compliance with the National Credit Act, or NCA.

     Under the Finbond agreement, we were responsible for the collection of loans granted prior to March 1, 2009. Finbond notified us that certain of these loans sold to them had not been settled by the borrower and we were responsible for recovery. The overall recovery of loans sold was better than initially anticipated at the time of the sale which resulted in a profit compared to the loss on sale of the traditional microlending business during the third quarter of fiscal 2009.

     Excluding the effects of the goodwill impairment and profit on the sale of our traditional microlending business, operating income margin for the Financial services segment increased to 25% from 23%.

          Hardware, software and related technology sales

     Operating results for this segment include Net1 UTA only for fiscal 2009. The following table presents our revenue and operating income during fiscal 2009 and 2008:

Table 18	Year ended June 30,
	2009	2008
	$ ’000	$ ’000
Revenue	63,417	56,447
Hardware, software and related technology sales excluding Net1 UTA	43,857	56,447
Net1 UTA	19,560	-

Operating income before amortization of intangible assets	15,990	15,397

Operating income	5,498	11,708
Hardware, software and related technology sales excluding Net1 UTA	8,474	11,708
Net1 UTA	(2,976)	-
Net1 UTA excluding amortization of acquisition related intangible assets	4,508	-
Amortization of acquisition related intangible assets	(7,484)	-

Table 19	Year ended June 30,
	2009	2008
	ZAR ’000	ZAR ’000
Revenue	566,928	411,525
Hardware, software and related technology sales excluding Net1 UTA	392,068	411,525
Net1 UTA	174,860	-

Operating income before amortization of intangible assets	142,946	112,247

Operating income	49,150	85,357
Hardware, software and related technology sales excluding Net1 UTA	75,755	85,357
Net1 UTA	(26,605)	-
Net1 UTA excluding amortization of acquisition related intangible assets	40,300	-
Amortization of acquisition related intangible assets	(66,905)	-

     In ZAR, the increase in revenue was primarily due to the inclusion of Net1 UTA and hardware and software development sales under our Iraqi contract, offset by lower sales to the Bank of Ghana. In ZAR, the decrease in operating income was primarily due to amortization of Net1 UTA intangible assets and fewer sales to the Bank of Ghana, offset by the inclusion of operating income generated by Net1 UTA .

     Revenue and operating income for fiscal 2009 comprised:

  software development and customization, sales of terminals and smart cards related to our Ghana contract;
  sales of DUET licenses, smart cards and terminals to Net1 UTA clients , mainly in Russia and Uzbekistan;
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

          Corporate/ Eliminations

     The increase in our loss resulted from increases in corporate head office-related expenditure, including the effects of the increase in inflation in South Africa and stock-based compensation charges.

     Our loss includes expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

          Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At June 30, 2010, our cash balances were $153.7 million, which comprised mainly ZAR-denominated balances of ZAR 1.0 billion ($131.8 million), US dollar-denominated balances of $14.9 million and other currency deposits, primarily euro, of $7.1 million. Our cash balances decreased from June 30, 2009 levels mainly as a result of the $124.5 million repurchase of our common stock from Brait S.A.’s investment affiliates, which decrease was offset by cash generated by operating activities.

     During fiscal 2010, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The authorization does not have an expiration date. The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. During fiscal 2010, we did not repurchase any shares under this authorization.

     We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets.

     We have short-term facilities in South Africa of approximately ZAR 250 million ($32.7 million). We recently reduced these facilities from approximately ZAR 500 million in order to reduce the charge on unutilized credit facilities charged by our bankers. We also have a €1 million facility with each of Austria’s two largest banks. These facilities are available to us when required.

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

     We have a unique cash flow cycle due to the funding mechanism in our pension and welfare business and our pre-funding of merchants. We receive grant funds from SASSA 48 hours prior to the provision of the service and any interest we earn on these amounts is for the benefit of SASSA. In addition, we pre-fund certain merchants who facilitate the distribution of grants through our merchant acquiring system. When grants are paid at merchant locations before the start of the payment service at pay points, we pre-fund these payments to the merchants distributing the grants on our behalf. We typically reimburse these merchants within 48 hours after they distribute the grants to the social welfare beneficiaries.

     We currently believe that our cash and credit facilities are sufficient to fund our current operations for at least the next four quarters.

     We receive cash from health care plans which we disburse to health care service providers once we have adjudicated claims and from customers on whose behalf we processes payroll payments that we will disburse to customer employees, payroll-related payees and other payees designated by the customer. These funds do not represent cash that is available to us and we present these funds, and the associated liability, outside of our current assets and liabilities on our consolidated balance sheet. Movements in these cash balances are presented in investing activities and movements in the obligations are presented in financing activities in our consolidated statement of cash flows.

     Cash flows from operating activities

     Cash flows from operating activities for fiscal 2010 decreased to $68.7 million (ZAR 522.1 million) from $106.8 million (ZAR 954.5 million) for fiscal 2009, largely due to the factors that contributed to decreases in revenues and operating income in our hardware, software and related technology sales segments, offset by increases in revenue and operating income in our transaction-based activities.

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

     During fiscal 2010 we made an additional second provisional tax payment of $4.0 million (ZAR 30.1 million) related to our 2009 tax year in South Africa. In addition, we made a first provisional payment of $17.8 million (ZAR 133.5 million), a second provisional payment of $20.3 million (ZAR 155.8 million) related to our 2010 tax year in South Africa and paid STC of $12.1 million (ZAR 92.2 million) related to cross-border intercompany dividends paid. During fiscal 2009 we paid provisional taxes of approximately $10.3 million (ZAR 86.0 million) related to the tax year ended June 30, 2008 and provisional taxes of approximately $40.1 million (ZAR 361.2 million) related to the tax year ended June 30, 2009.

     Taxes paid during fiscal 2010 and 2009 were as follows:

Table 20		Year ended June 30,
	2010	2009	2010	2009
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	17,788	18,845	133,522	187,986
Second provisional payments	20,309	21,226	155,769	173,201
Third provisional payments	239	2,868	1,789	28,704
Taxation paid related to prior years	3,996	7,412	30,119	57,284
Taxation refunds received	(241)	(61)	(1,913)	(471)
Secondary taxation on companies	12,052	2,230	92,215	22,318
Total tax paid	54,143	52,520	411,501	469,022

     Cash flows from investing activities

     Cash used in investing activities for fiscal 2010 includes capital expenditure of $2.7 million (ZAR 20.7 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

     During fiscal 2010, we paid $1.0 million (ZAR 7.3 million), net of cash received, for 100% of the outstanding ordinary capital of MediKredit and all claims outstanding and $9.4 million (ZAR 69.0 million), net of cash received for the FIHRST business and software.

     Cash used in investing activities for fiscal 2009 includes capital expenditure of $4.8 million (ZAR 42.6 million), which relates primarily to the purchase of back-end processing machines to maintain and expand current operations, equipment acquired for our card manufacturing facility, modifications to vehicles acquired to distribute social welfare grants, acquisition of POS terminals for our merchant acquiring system and computer hardware acquired to upgrade our EasyPay switch and service potential customers.

     During fiscal 2009, we paid $97.9 million (ZAR 767.3 million), net of cash received, for 80.1% of Net1 UTA, which includes approximately $0.5 million paid to consultants. In addition, we paid $3.4 million (ZAR 34.8 million) in cash to acquire a further interest in Finbond and $1.4 million (ZAR 12 million) in cash to purchase RMT. We also made additional equity investments in VinaPay and VTU Colombia for a total of approximately $0.6 million and a loan to VTU Colombia of approximately $0.2 million, all of which were used to fund operating activities.

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

     Cash flows from financing activities

     During fiscal 2010 we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A.’s investment affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million). In addition, we incurred costs of approximately $0.5 million (ZAR 3.9 million) related to the repurchase of these shares. We also paid $1.3 million on account of shares we repurchased on June 30, 2009, under our 2009 share buy-back program and received $0.7 (ZAR 5.5 million) from employees exercising stock options and repaying loans.

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

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     Capital expenditures for the years ended June 30, 2010, 2009 and 2008 were as follows:

Table 21				Year ended June 30,
					2010	2009	2008
		2010	2009	2008	ZAR	ZAR	ZAR
Operating Segment	$	’000	$’000	$’000	’000	’000	’000

Transaction-based activities		2,177	3,161	2,774	16,565	28,258	20,222
Smart card accounts		-	-	-	-	-	-
Financial services		302	751	562	2,298	6,714	4,097
Hardware, software and related technology sales		251	858	227	1,910	7,670	1,655
Corporate / Eliminations		-	-	-	-	-	-
Consolidated total		2,730	4,770	3,563	20,773	42,642	25,974

     We operate in an environment where the payment of social welfare grants requires substantial capital investment to establish an operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

     Our capital expenditures for fiscal 2010, 2009 and 2008, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

     All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of June 30, 2010, of $0.02 million related mainly to computer equipment ordered in order to maintain and expand activities. We anticipate that capital spending for the first quarter of fiscal 2011 will relate primarily to ongoing replacement of equipment used to administer and distribute social welfare grants, establish a backend processing centre related to our Virtual Card offering and provide transaction processing services. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     We lease various premises under operating leases. Our minimum future commitments for lease premises as well as other commitments are as follows:

Table 22	Payments due by Period, as of June 30, 2010 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest bearing liabilities	$4,343	$-	$-	$-	$4,343
Operating lease obligations	7,495	3,349	3,256	890	-
Purchase obligations	3,139	3,139	-	-	-
Capital commitments	21	21	-	-	-
Total	$14,998	$6,509	$3,256	$890	$4,343

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

     Currency Exchange Risk

     We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of June 30, 2010, and 2009, our outstanding foreign exchange contracts were as follows:

     As of June 30, 2010

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	207,000	ZAR	10.1107	ZAR	9.4802	July 30, 2010
EUR	31,200	ZAR	9.5976	ZAR	9.5080	October 9, 2010

     As of June 30, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	241,500	ZAR	13.1515	ZAR	10.9967	August 14, 2009
EUR	(241,500)	ZAR	11.3691	ZAR	10.9341	July 17, 2009

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

     Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited, or Finbond, which are exchange-traded equity securities. The fair value of these securities as of June 30, 2010, represented approximately 2% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

     The following table summarizes our exchange-traded equity securities with equity price risk as of June 30, 2010. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of June 30, 2010 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of June 30, 2010
Table 23
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities.	7,299	10%	8,029	0.25%
		(10)%	6,569	(0.25)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-51 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

     Internal Control over Financial Reporting

     Internal control over financial reporting is a process designed by, or under the supervision, of the company’s chief executive officer (CEO) and chief financial officer (CFO), or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

     Management’s Report on Internal Control Over Financial Reporting

     Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010. Deloitte & Touche (South Africa), an independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting. As permitted by the rules of the SEC, we have excluded MediKredit and FIHRST from our annual assessment of the effectiveness of internal control over financial reporting for the year ended June 30, 2010, the year of acquisition. As of June 30, 2010, MediKredit’s and FIHRST’s total combined assets represented approximately 11% of our consolidated total assets and approximately 12% of consolidated total current assets. Their total combined revenues constituted approximately 3% of our consolidated revenue and their net income constituted approximately 0.3% of our consolidated net income for the year ended June 30, 2010.

     Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules of the SEC, we have excluded MediKredit and FIHRST from our annual assessment of the effectiveness of internal control over financial reporting for the year ended June 30, 2010, the year of acquisition. Management continues to evaluate MediKredit and FIHRST’s internal controls over financial reporting. See Item 1A. “Risk Factors — Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2010, excluded the operations of MediKredit and FIHRST. If we are not able to integrate MediKredit and FIHRST operations into our internal control over financial reporting, our internal control over financial reporting may not be effective” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited the internal controls over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MediKredit Integrated Healthcare Solutions (Proprietary) Limited (“MediKredit”) and Net 1 FIHRST Holdings (Proprietary) Limited (“FIHRST”), which was acquired on January 1, 2010 and March 31, 2010 respectively. As of June 30, 2010, MediKredit’s and FIHRST’s combined total assets represented approximately 11% of consolidated total assets, approximately 12% of consolidated total current assets and the total revenues constituted approximately 3% of consolidated revenue and the net income constituted approximately 0.3% of consolidated net income for the year ended June 30, 2010. Accordingly, our audit did not include the internal control over financial reporting at MediKredit and FIHRST. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and our report dated August 26, 2010, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Per PJ Smit
Partner
August 26, 2010

National Executive: GG Gelink Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit
DL Kennedy Tax & Legal and Risk Advisory L Geeringh Consulting L Bam Corporate Finance CR Beukman Finance
TJ Brown Clients & Markets NT Mtoba Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

ITEM 9B. OTHER INFORMATION

     On August 24, 2010, we entered into a new service level agreement with SASSA which replaces our previous SASSA contract that expired on June 30, 2010. The new agreement is retroactively effective from July 1, 2010 and expires on March 31, 2011. Under the contract, we continue to provide our social welfare grants distribution service to SASSA in five of South Africa’s nine provinces (KwaZulu-Natal, Limpopo, North West, Northern Cape and Eastern Cape). As was the case with our previous contact, the new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. However, the new contract provides for a reduction in both the level of the transaction fee per beneficiary paid and the guaranteed minimum number of beneficiaries. We expect that our future revenues, operating income, net income and cash flow will be negatively impacted by these reductions unless we are able to offset the reductions by increasing our revenues from our other business activities, reducing expenses, or both. See the first captioned section under Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Developments during Fiscal 2010—South Africa—SASSA contract.”

     Under the new contract, SASSA will continue to pre-fund all social welfare grants. We continue to pre-fund merchants who facilitate the distribution of grants through our merchant acquiring system.

     We will file our new SASSA service level agreement with our Form 10-Q for the quarter ending September 30, 2010. However, consistent with our prior practice, we will redact certain portions of the agreement that specify the amount of the transaction fee per beneficiary paid and the guaranteed minimum number of beneficiaries per month and will seek confidential treatment under the Exchange Act for such portions.

PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2010, entitled “Board of Directors and Corporate Governance” and “Additional Information”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2010, entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Options Exercised and Stock Vested,” “Compensation of Directors,” “Potential Payments Upon Termination or Change–in-Control” and “Remuneration Committee Report” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2010, entitled “Outstanding Equity Awards at 2010 Fiscal Year-End” and “Security Ownership of Certain Beneficial Owners”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2010, entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our annual meeting of shareholders to be held in 2010, entitled “Audit and Non-Audit Fees”, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

a)   The following documents are filed as part of this report

     1. Financial Statements

     The following financial statements are included on pages F-1 through F-51.

    2. Financial Statement Schedules

    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

Exhibit	Description
Number
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on December 1, 2008)

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on November 5, 2009).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed June 20, 2005 (SEC File No. 333-125273))

10.1

Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4filed February 3, 2004 (Commission File No. 333-112463))

10.2

Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.l. and Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.3

Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed May 26, 2005 (Commission File No. 333-125273))

10.4

Product License Agreement between Net 1 Holdings S.a.r.l. and Net 1 Operations S.a.r.l. (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.5

Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Registration Statement on Form S-4/A, filed on April 21, 2004 (Commission File No. 333-112463))

10.6

Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 filed May 26, 2005 (Commission File No. 333-125273))

10.7

Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1/A filed July 19, 2005 (Commission File No. 333- 125273))

10.8

Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed May 26, 2005 (Commission File No. 333-125273))

10.9

Patent and Technology Agreement by and among Net 1 Holdings S.a.r.l., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1/A filed July 19, 2005 (Commission File No. 333-125273))

10.10

Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1/A filed July 19, 2005 (Commission File No. 333-125273))

10.11

Stock Purchase Agreement dated July 18, 2005, by and among CI Law Trustees Limited for the San Roque Trust, Dr. Serge C.P. Belamant, South African Private Equity Fund III, L.P., South African Private Equity Trust III, Brenthurst Private Equity II Limited, Brenthurst Private Equity South Africa I Limited, General Atlantic Partners 80, L.P., GapStar, LLC, GAP Coinvestments III, Brait International Limited, LLC, GAP Coinvestments IV, LLC, GAPCO GmbH & Co. KG and Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1/A filed July 19, 2005 (Commission File No. 333-125273))

10.12	Amendment No. 1 to the Stock Purchase Agreement dated as of August 11, 2005 (incorporated by reference to Exhibit 10.23 to our Form 10-K filed on September 13, 2005)

10.13**	Banking Facility between Nedbank Limited and Net1 Applied Technologies South Africa Limited dated as of April 30, 2010

10.14

Facility between Cash Paymaster Services Eastern Cape (Proprietary) Limited and Nedbank Limited (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed May 26, 2005(Commission File No. 333-125273))

10.15

Addendum to Facility Letter – Approval of Increase Bridging Loan Facilities between Nedbank Limited and Net 1 Applied Technology Holdings Limited (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed May 26, 2005 (Commission File No. 333-125273))

10.16

Service Level Agreement between the Department of Social Welfare and Population Development Kwa-Zulu Natal and Cash Paymaster Services KwaZulu-Natal (Pty) Limited (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 filed February 3, 2004 (Commission File No. 333-112463))

10.17

Addendum to service level agreement dated as of April 14, 2006, entered into by and between the Kwa-Zulu Natal Provincial Government, in its Department of Welfare and Population Development and Cash Paymaster Services (KwaZulu-Natal) (Pty) (Ltd) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed August 29, 2006 (Commission File No. 000-31203))

10.18

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province (incorporated by reference to Exhibit 10.31 to our Form 10-Q filed on February 7, 2007)

10.19

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Kwa-Zulu Natal province (incorporated by reference to Exhibit 10.20 to our Form 10-K filed on August 28, 2008)

10.20

Service Level Agreement between the Province of Eastern Cape Department of Social Development and CPS Eastern Cape (Proprietary) Limited (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed May 26, 2005 (Commission File No. 333-125273))

10.21

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Eastern Cape province (incorporated by reference to Exhibit 10.33 to our Form 10-Q filed on February 7, 2007)

10.22

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Eastern Cape province (incorporated by reference to Exhibit 10.23 to our Form 10-K filed on August 28, 2008)

10.23

Service level agreement dated March 31, 2006, between the Limpopo Provincial Government in its Department of Health and Social Development and Cash Paymaster Services (Northern) (Pty) Ltd (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed May 9, 2006 (Commission File No. 000-31203))

10.24

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo (formerly Northern) province (incorporated by reference to Exhibit 10.32 to our Form 10-Q filed on February 7, 2007)

10.25

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Limpopo province (incorporated by reference to Exhibit 10.26 to our Form 10-K filed on August 28, 2008)

10.26

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province (incorporated by reference to Exhibit 10.34 to our Form 10-Q filed on February 7, 2007)

10.27

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the North West province (incorporated by reference to Exhibit 10.28 to our Form 10-K filed on August 28, 2008)

10.28

Letter agreement effective January 31, 2007 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province (incorporated by reference to Exhibit 10.35 to our Form 10-Q filed on February 7, 2007)

10.29

Letter agreement effective March 7, 2008 between Net 1 UEPS Technologies, Inc. and the South African Social Security Agency extending Net1’s service level agreement in the Northern Cape province (incorporated by reference to Exhibit 10.30 to our Form 10-K filed on August 28, 2008)

10.30*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit A to Proxy Statement filed on October 28, 2009)

10.31*

Form of Stock Option Agreement dated as of August 24, 2006, by and between Net 1 UEPS Technologies, Inc. and employees of Prism Holdings Limited (incorporated by reference to Exhibit 10.27 to our Form 10-Q filed on November 8, 2006)

10.32*	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Serge Christian Pierre Belamant (incorporated by reference to Exhibit 10.36 to our Form 10-K filed on August 29, 2007)

10.33*	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Herman Gideon Kotze (incorporated by reference to Exhibit 10.37 to our Form 10-K filed on August 29, 2007)

10.34*	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Nitin Soma (incorporated by reference to Exhibit 10.39 to our Form 10-K filed on August 29, 2007)

10.35*

Form of Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and employees of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 10.40 to our Form 10-K filed on August 29, 2007)

10.36*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Christopher Stefan Seabrooke dated February 11, 2008 (incorporated by reference to Exhibit 10.41 to our Form 10-Q filed on May 8, 2008)

10.37*	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Paul Edwards dated February 12, 2008 (incorporated by reference to Exhibit 10.42 to our Form 10-Q filed on May 8, 2008)

10.38

Facility Agreement, dated August 27, 2008, by and among Smartswitch Netherlands C.V., Net1 Applied Technologies Netherlands B.V. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.41 to our Form 10-Q filed on November 6, 2008)

10.39

Deed of Guarantee, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.42 to our Form 10-Q filed on November 6, 2008)

10.40

Charge Over Deposits, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.43 to our Form 10-Q filed on November 6, 2008)

10.41

Cession and Pledge in Security, dated August 27, 2008, by and between Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.44 to our Form 10-Q filed on November 6, 2008)

10.42

Deed of Subordination, dated August 27, 2008, by and among Smartswitch Netherlands C.V., Net 1 UEPS Technologies, Inc. and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed on November 6, 2008)

10.43*

Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Christopher Stefan Seabrooke dated August 27, 2008* (incorporated by reference to Exhibit 10.46 to our Form 10-Q filed on November 6, 2008)

10.44*	Restricted Stock Agreement by and between Net 1 UEPS Technologies, Inc. and Paul Edwards dated August 27, 2008* (incorporated by reference to Exhibit 10.47 to our Form 10-Q filed on November 6, 2008)

10.45*

Form of Stock Option Agreement, by and between Net 1 UEPS Technologies, Inc. and recipients of stock options under the Amended and Restated 2004 Stock Option Incentive Plan of Net 1 UEPS Technologies, Inc. (incorporated by reference to Exhibit 10.48 to our Form 10-Q filed on November 6, 2008)

10.46†	Interim agreement entered into between SASSA and Cash Paymaster Services (Proprietary) Limited dated March 25, 2009 (incorporated by reference to Exhibit 10.49 to our Form 10-Q filed on May 7, 2009)

10.47

Stock Repurchase Agreement by and between Net 1 UEPS Technologies, Inc., South African Private Equity Fund III, L.P. and Brait International Limited (incorporated by reference to Exhibit 10.48 to our Form 10-K filed on August 27, 2009)

10.48*

Amendment to Restricted Stock Agreement for Non-U.S. Employees by and between Net 1 UEPS Technologies, Inc. and Serge C. P. Belamant dated March 18, 2010 (incorporated by reference to Exhibit 10.49 to our Form 10-Q filed on May 6, 2010)

10.49*

Amendment to Restricted Stock Agreement for Non-U.S. Employees by and between Net 1 UEPS Technologies, Inc. and Herman G. Kotze dated March 18, 2010 (incorporated by reference to Exhibit 10.50 to our Form 10-Q filed on May 6, 2010)

12**	Statement of Ratio of Earnings to Fixed Charges

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to our Form 8-K filed on August 27, 2009)

21**	Subsidiaries of Registrant

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification pursuant to 18 USC. Section 1350

    †  Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act, and thus, such portions have been omitted. A request to extend the period for which confidential treatment has been granted is pending.
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

Date: August 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Serge C.P. Belamant Serge C.P. Belamant	Chief Executive Officer and Chairman of the Board and Director (Principal Executive Officer)	August 26, 2010

/s/ Herman Gideon Kotzé Herman Gideon Kotzé	Chief Financial Officer, Treasurer and Secretary and Director (Principal Financial and Accounting Officer)	August 26, 2010

/s/ Antony Charles Ball Antony Charles Ball	Director	August 26, 2010

/s/ Christopher Stefan Seabrooke Christopher Stefan Seabrooke	Director	August 26, 2010

/s/ Alasdair Jonathan Kemsley Pein Alasdair Jonathan Kemsley Pein	Director	August 26, 2010

/s/ Paul Edwards Paul Edwards	Director	August 26, 2010

/s/ Tom Tinsley Tom Tinsley	Director	August 26, 2010

FORM 10-K — ITEM 8

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in equity, comprehensive income and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries at June 30, 2010 and 2009, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Per PJ Smit
Partner
August 26, 2010

National Executive: GG Gelink Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit
DL Kennedy Tax & Legal and Risk Advisory L Geeringh Consulting L Bam Corporate Finance CR Beukman Finance
TJ Brown Clients & Markets NT Mtoba Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2010 and 2009

	2010	2009
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153,742	$220,786
Pre-funded social welfare grants receivable (Note 4)	6,660	4,930
Accounts receivable, net (Note 5)	41,854	42,475
Finance loans receivable, net (Note 5)	4,221	2,563
Deferred expenditure on smart cards	-	8
Inventory (Note 6)	3,622	7,250
Deferred income taxes (Note 14)	16,330	12,282
Total current assets before settlement assets	226,429	290,294
Settlement assets	83,661	-
Total current assets	310,090	290,294
OTHER LONG-TERM ASSETS, including available for sale securities (Note 7)	7,423	7,147
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	7,286	7,376
EQUITY-ACCOUNTED INVESTMENTS (Note 7)	2,598	2,583
GOODWILL (Note 9)	76,346	116,197
INTANGIBLE ASSETS, net (Note 9)	68,347	75,890
TOTAL ASSETS	472,090	499,487
LIABILITIES
CURRENT LIABILITIES
Accounts payable	3,596	5,481
Other payables (Note 10)	50,855	61,454
Income taxes payable	3,476	10,874
Total current liabilities before settlement obligations	57,927	77,809
Settlement obligations	83,661	-
Total current liabilities	141,588	77,809
DEFERRED INCOME TAXES (Note 14)	38,858	41,737
INTEREST BEARING LIABILITIES – non-controlling interest loans	4,343	4,185
COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	184,789	123,731
EQUITY
COMMON STOCK (Note 11) Authorized shares: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2010: 45,378,397; 2009: 54,506,487	59	59
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2010: -; 2009: -	-	-
ADDITIONAL PAID-IN CAPITAL	133,543	126,914
TREASURY SHARES, AT COST: 2010: 13,149,042; 2009: 3,927,516 (Note 11)	(173,671)	(48,637)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(66,396)	(58,472)
RETAINED EARNINGS	392,343	353,353
TOTAL NET1 EQUITY	285,878	373,217
NON-CONTROLLING INTEREST	1,423	2,539
TOTAL EQUITY	287,301	375,756
TOTAL LIABILITIES AND EQUITY	$472,090	$499,487

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share data)
REVENUE (Note 12)	$280,364	$246,822	$254,056
Sale of goods	36,228	47,003	39,021
Loan-based interest and fees received	4,214	5,659	8,585
Services rendered	239,922	194,160	206,450
EXPENSE
Cost of goods sold, IT processing, servicing and support	72,973	70,091	67,486
Selling, general and administration	80,854	64,833	65,362
Depreciation and amortization	19,348	17,082	10,822
PROFIT ON SALE OF MICROLENDING BUSINESS	-	455	-
IMPAIRMENT OF GOODWILL (Note 9)	37,378	1,836	-
OPERATING INCOME	69,811	93,435	110,386
FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM
INVESTMENT	-	26,657	-
INTEREST INCOME, net	9,069	10,828	15,722
INCOME BEFORE INCOME TAXES	78,880	130,920	126,108
INCOME TAX EXPENSE (Note 14)	40,822	42,744	39,192
NET INCOME BEFORE EARNINGS (LOSS) FROM EQUITY-
ACCOUNTED INVESTMENTS	38,058	88,176	86,916
EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 7)	93	(874)	(1,036)
NET INCOME	38,151	87,302	85,880
(ADD) LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(839)	701	(815)
NET INCOME ATTRIBUTABLE TO NET1	$38,990	$86,601	$86,695
Net income per share (Note 15)
Basic earnings attributable to Net1 shareholders in $	0.84	1.53	1.50
Diluted earnings attributable to Net1 shareholders in $	0.84	1.53	1.49
See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)
Net 1 UEPS Technologies, Inc. Shareholder

						Special convertible		B Class
	Common stock					preferred stock		Preference Shares
			Number										Non-
			of		Additional							Total	control-
	Number		Treasury	Treasury	Paid-In	Number		Number		Retained	AOC(L)I	Net1	ling
	of Shares	Amount	Shares	Shares	Capital	of Shares	Amount	of Shares	Amount	Earnings	(1)	Equity	Interests	Total

Balance – July 1, 2007	51,730,547	$52	(299,821)	$(7,795)	$112,167	5,656,110	$5	41,676,625	$7	$180,552	$(3,915)	$281,073	$-	$281,073
Adoption of new standard - adjustment to opening retained earnings										(495)		(495)		(495)
Options exercised	324,542				2,919							2,919		2,919
Restricted stock granted	594,782											0		-
Shares withheld by the Company on automatic exercise of employee stock options			(6,448)	(155)								(155)		(155)
Settlement of loan note consideration for stock issued in accordance with Plan					544							544		544
Loan note consideration for stock issued in accordance with Plan					(463)							(463)		(463)
Conversion from special convertible preferred stock to common stock and cession of B class preference shares and B class loans to Net 1 as a result of trigger events	773,681				1	(773,681)		(5,700,807)	(1)			0		-
Stock-based compensation charge					4,257							4,257		4,257
Reversal of stock-based compensation charge					(286)							(286)		(286)
Income tax benefits from stock awards sold by employees					144							144		144
Comprehensive income (loss), net of taxes:
Net income (loss)										86,695		86,695		86,695
Other comprehensive income (loss):
Movement in foreign currency translation reserve											(33,905)	(33,905)		(33,905)
Balance – June 30, 2008	53,423,552	$52	(306,269)	$(7,950)	$119,283	4,882,429	$5	35,975,818	$6	$266,752	$(37,820)	$340,328	$-	$340,328

(1) - Accumulated Other Comprehensive (Loss) Income

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)
Net 1 UEPS Technologies, Inc. Shareholder

						Special convertible		B Class
	Common stock					preferred stock		Preference Shares
			Number										Non-
			of		Additional							Total	control-
	Number		Treasury	Treasury	Paid-In	Number		Number		Retained		Net1	ling
	of Shares	Amount	Shares	Shares	Capital	of Shares	Amount	of Shares	Amount	Earnings	AOC(L)I	Equity	Interests	Total

Balance – July 1, 2008	53,423,552	$52	(306,269)	$(7,950)	$119,283	4,882,429	$5	35,975,818	$6	$266,752	$(37,820)	$340,328	$-	$340,328
Options exercised	84,414	1			253							254		254
Restricted stock granted	3,474											-		-
Stock granted pursuant to Net1 UTA acquisition	40,134	-			981							981		981
Settlement of loan note consideration for stock issued in accordance with Plan					20							20		20
Loan note consideration for stock issued in accordance with Plan					(3)							(3)		(3)
Conversion from special convertible preferred stock to common stock and cession of B class preference shares and B class loans to Net 1 as a result of trigger events	4,882,429	6			4	(4,882,429)	(5)	(35,975,818)	(6)			(1)		(1)
Stock-based compensation charge					5,239							5,239		5,239
Reversal of stock-based compensation charge					(213)							(213)		(213)
Treasury shares acquired			(3,621,247)	(40,687)								(40,687)		(40,687)
Income tax benefits from stock awards sold by employees					1,350							1,350		1,350
Net1 UTA non- controlling interest acquired													1,838	1,838
Comprehensive income (loss), net of taxes:
Net income (loss)										86,601		86,601	701	87,302
Other comprehensive income (loss):
Net unrealized loss on available for sale investment											(1,611)	(1,611)		(1,611)
Movement in foreign currency translation reserve											(19,041)	(19,041)		(19,041)

Balance – June 30, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	-	$-	-	$-	$353,353	$(58,472)	$373,217	$2,539	$375,756

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

Net 1 UEPS Technologies, Inc. Shareholder

			Number of		Additional				Non-
	Number of		Treasury	Treasury	Paid-In	Retained		Total Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	AOC(L)I	Equity	Interests	Total

Balance – July 1, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	$353,353	$(58,472)	$373,217	$2,539	$375,756

Options exercised	83,338	-			303			303		303

Restricted stock granted	10,098							0		-

Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan					417			417		417

Stock-based compensation charge					5,670			5,670		5,670

Treasury shares acquired (Note 11)			(9,221,526)	(125,034)				(125,034)		(125,034)

Income tax benefits from stock awards sold by employees					239			239		239

Comprehensive income (loss), net of taxes:
Net income (loss)						38,990		38,990	(839)	38,151
Other comprehensive income (loss):
Net unrealized loss on available for sale investment							(684)	(684)		(684)
Movement in foreign currency translation reserve							(7,240)	(7,240)	(277)	(7,517)

Balance – June 30, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
		(In thousands)

Net income	$38,990	$86,601	$86,695

Other comprehensive loss:
Net unrealized loss on asset available for sale	(684)	(19,041)	(33,905)
Movement in foreign currency translation reserve	(7,240)	(1,611)	-
Total other comprehensive loss	(7,924)	(20,652)	(33,905)

Comprehensive income	31,066	65,949	52,790
Less (Add) comprehensive income (loss) attributable to non- controlling interest	1,116	(701)	-
Comprehensive income attributable to Net1	$29,950	$66,650	$52,790

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
		(In thousands)
Cash flows from operating activities
Net income	$38,151	$87,302	$85,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,348	17,082	10,822
(Earnings) Loss from equity-accounted investments	(93)	874	1,036
Fair value adjustment	78	(4,402)	(269)
Interest payable	301	425	434
Facility fee amortized	-	1,100	-
Loss (Profit) on disposal of property, plant and equipment	69	85	(110)
Profit on disposal of business	-	(455)	-
Stock compensation charge, net of forfeitures	5,670	5,026	3,971
Impairment of goodwill	37,378	1,836	-
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	4,666	14,639	(9,983)
Decrease in deferred expenditure on smart cards	8	50	416
Decrease (Increase) in inventory	3,867	(81)	(1,138)
(Decrease) Increase in accounts payable and other payables	(27,138)	(8,788)	24,353
(Decrease) Increase in taxes payable	(7,582)	(3,339)	1,369
(Decrease) Increase in deferred taxes	(6,040)	(4,586)	1,979
Net cash provided by operating activities	68,683	106,768	118,760
Cash flows from investing activities
Capital expenditures	(2,730)	(4,770)	(3,563)
Proceeds from disposal of property, plant and equipment	106	159	160
Acquisition of available-for-sale securities	-	(3,422)	-
Acquisition of MediKredit and FIHRST, net of cash acquired (Note 3)	(10,319)	-	-
Acquisition of Net1 UTA, net of cash acquired (Note 3)	-	(97,992)	-
Acquisition of RMT, net of cash acquired (Note 3)	-	(1,381)	-
Acquisition of and advance of loans to equity-accounted investments	-	(450)	(500)
Net change in settlement assets	(77,243)	-	-
Net cash used in investing activities	(90,186)	(107,856)	(3,903)
Cash flows from financing activities
Proceeds from issue of common stock	720	271	2,845
Acquisition of treasury stock (Note 11)	(126,304)	(39,412)	-
Proceeds from short-term loan facility (Note 19)	-	110,000	-
Repayment of short-term loan facility (Note 19)	-	(110,000)	-
Payment of facility fee (Note 19)	-	(1,100)	-
Repayment of non-controlling interest loan	-	-	-
Net change in settlement obligations	77,243	-	-
Proceeds from bank overdraft	-	2,843	1,462
Repayment of bank overdraft	(137)	(2,850)	(1,443)
Net cash (used in) provided by financing activities	(48,478)	(40,248)	2,864
Effect of exchange rate changes on cash	2,937	(10,353)	(16,973)
Net (decrease) increase in cash and cash equivalents	(67,044)	(51,689)	100,748
Cash and cash equivalents – beginning of year	220,786	272,475	171,727
Cash and cash equivalents at end of year	$153,742	$220,786	$272,475

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

     Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Its universal electronic payment system (“UEPS”), uses secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery-powered, is available. The Company also develops and provides secure transaction solutions and services for first world markets. The Company’s technology is widely used in South Africa today, where it distributes pension and welfare payments to over 3.2 million beneficiaries in five of South Africa’s nine provinces, processes debit and credit card payment transactions on behalf of retailers that the Company believes represents nearly 65% of retailers within the formal retail sector in South Africa through the Company’s EasyPay system, offers claims processing to more than 60% of South Africa’s funders and providers of healthcare, processes payroll for over 700,000 employees through its FIHRST system, and provides mobile telephone top-up transactions for the major South African mobile carriers. During the past several years, the Company has expanded its business to a number of markets outside South Africa, including other countries on the African continent, Russia and other members of the Commonwealth of Independent States (“CIS”), the Middle East, Asia and Latin America.

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

     The Company, if it is the primary beneficiary, consolidates entities which are considered to be Variable Interest Entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2010 and 2009.

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

     Property, plant and equipment

     Property, plant and equipment are shown at cost less accumulated depreciation. Property, plant and equipment are depreciated on the straight-line basis at rates which are estimated to amortize the assets to their anticipated residual values over their useful lives. Within the following asset classifications, the expected economic lives are approximately:

Computer equipment	3 to 5 years
Office equipment	2 to 10 years
Vehicles	4 to 8 years
Furniture and fittings	5 to 10 years
Plant and equipment	5 to 10 years

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property, plant and equipment (continued)

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

     The tax rate in South Africa varies depending on whether income is distributed. During the years ended June 30, 2010 and 2009, the income tax rate was 28%, but upon distribution an additional tax (“STC”) of 10% was due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes for the year ended June 30, 2010 and 2009 using a combined rate of 34.55% . The income tax rate during the year ended June 30, 2008, was 29%, and the STC rate was 10.0%, which resulted in a combined rate of 35.45% .

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

     Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; and results of testing for recoverability of a significant asset group within a reporting unit.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Goodwill (continued)

     If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the statement of operations. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties; present value techniques of estimated future cash flows; or valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

     Intangible assets

     Intangible assets are shown at cost less accumulated amortization. Intangible assets are amortized over the following useful lives:

Customer relationships	1 to 15 years
Software and unpatented technology	3 years
FTS patent	10 years
Exclusive licenses	7 years
Trademarks	3 to 20 years
Customer databases	3 years

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

     Translation of foreign currencies

     The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have the euro, Russian ruble or Indian rupee as their functional currency. The current rate method is used to translate the financial statements of the Company to US dollar. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in equity.

     Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in the statement of operations for the period.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
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

     Beneficiaries are able to load their welfare grants at merchants enrolled in the Company’s participating retailer program in certain provinces. There is no charge to the beneficiary to load the grant onto a smart card at the merchant location, however, a fee is charged to the merchant for purchases made at the merchant using the smart card. A fee is also charged to the merchant when the beneficiary makes a cash withdrawal. Fee income received for these services is recognized in the statement of operations when the transaction occurs.

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

     To the extent that sales of hardware are made in an arrangement that includes software that is more than incidental, the Company considers post-contract maintenance and technical support or other future obligations which could impact the timing and amount of revenue recognized.

          Software

     Revenue from licensed software is recognized on a subscription basis over the period that the client is entitled to use the license. Revenue from the sale of software is recognized if all revenue recognition criteria have been met. Post-contract maintenance and technical support in respect of software is generally negotiated and sold as a separate service and is recognized over the period such items are delivered.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
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

     The Company’s customer arrangements may have multiple deliverables. Generally, the Company’s multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements. If not, the Company unbundles multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists.

          Terminal rental income

     The Company leases terminals to merchants participating in its merchant acquiring system. Operating rental income is recognized monthly on a straight-line basis in accordance with the lease agreement.

          Other income

     Revenue from service and maintenance activities is charged to customers on a time-and-materials basis and is recognized in the statement of operations as services are delivered to customers.

          Research and development expenditure

     Research and development expenditures is charged to net income in the period in which it is incurred. During the years ended June 30, 2010, 2009 and 2008, the Company incurred research and development expenditures of $7.6 million, $8.9 million and $5.7 million, respectively.

          Computer software development

     Product development costs in respect of software intended for sale to licensees are expensed as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined to be viable for its intended use. The time between the attainment of technological feasibility and completion of software development is generally short with immaterial amounts of development costs incurred during this period.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Computer software development (continued)

     Costs in respect of the development of software for the Company’s internal use are expensed as incurred, except to the extent that these costs are incurred during the application development stage. All other costs including those incurred in the project development and post-implementation stages are expensed as incurred.

     Settlement assets and settlement obligations

     Settlement assets comprise (1) cash received from the South African government that the Company holds pending disbursement to beneficiaries of social welfare grants, (2) cash received from health care plans which the Company disburses to health care service providers once it adjudicates claims and (3) cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer.

     Settlement obligations comprise (1) amounts that the Company is obligated to disburse to beneficiaries of social welfare grants, (2) amounts which are due to health care service providers after claims have been adjudicated and reconciled, provided that the Company shall have previously received such funds from health care plan customers and (3) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer.

     Loan provisions and allowance for doubtful debts

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

          Traditional microlending

     The Company sold its traditional microlending business during fiscal 2009. Prior to disposition of this business, a specific provision was established for all traditional microlending loans where it was considered likely that all or a portion of the principal amount of the loan or interest thereon would not be repaid by the borrower. Default was considered likely after a specified period of repayment default, which was generally not more than 150 days. The provision was assessed based on a review by management of the ageing of outstanding amounts, the payment history in relation to those specific accounts and the overall default history.

          Allowance for doubtful debts

     A specific provision is established where it is considered likely that all or a portion of the amount due from customers renting point of sale (“POS”) equipment, receiving support and maintenance or transaction services or purchasing licenses from the Company will not be recovered. Non-recoverability is assessed based on a review by management of the ageing of outstanding amounts, the location of the customer and the payment history in relation to those specific amounts.

     Stock-based compensation

     Stock-based compensation represents the cost related to stock-based awards granted. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. In respect of awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting. The expense is recorded in the statement of operations based on the recipients’ respective functions.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
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

     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. Following the issue of the Codification, the FASB has issued new guidance in the form of Accounting Standards Updates. The Codification was effective for the Company from July 1, 2009. The Codification did not impact the Company’s financial position or results of operations. The following summary of recent accounting pronouncements reflects only the new authoritative accounting guidance issued by FASB that is relevant and applicable to the Company.

     On July 1, 2009, the Company adopted guidance issued by FASB regarding business combinations. This guidance retains the fundamental requirements on business combinations that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The adopted guidance requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at the acquisition date. In addition, it also requires acquisition-related costs to be recognized separately from the business combination. The adopted guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this authoritative guidance on business combinations has not had a material effect on the Company’s results of operations or financial position.

     On July 1, 2009, the Company adopted guidance issued by the FASB regarding non-controlling interests. This guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in de-consolidation. It clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. The adopted guidance was effective for the Company, prospectively, beginning July 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. Accordingly, the Company’s consolidated balance sheet as of June 30, 2009, and consolidated statement of operations and cash flows for the years ended June 30, 2009 and 2008 have been revised to conform to the new presentation requirements.

     On July 1, 2009, the Company adopted guidance issued by the FASB regarding unvested share-based payment awards. The guidance provides that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company issued restricted stock during fiscal 2010, 2009 and 2007 and these instruments are considered participating securities as they are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. The adopted guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Prior period basic earnings per share have been retrospectively adjusted to reflect the impact of the adoption. The impact of adoption decreased previously reported basic earnings per share by $0.02 for each of the years ended June 30, 2009 and 2008, and previously reported diluted earnings per share by $0.01 for each of the years ended June 30, 2009 and 2008.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements adopted (continued)

     On July 1, 2009, the Company adopted guidance issued by FASB on fair value measurements for non-financial assets and non-financial liabilities. The adoption of this authoritative guidance has not had a material effect on the Company’s results of operations or financial position.

     On July 1, 2009, the Company adopted guidance issued by FASB on the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance has not had a material effect on the Company’s results of operations or financial position.

     On October 1, 2009, the Company adopted guidance issued by the FASB which clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position; however, it may affect any future stock distributions.

     In January 2010, the FASB issued guidance on fair value measurement and disclosures which amends existing guidance to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuance, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. However, the final guidance does not require entities to provide sensitivity disclosures. The FASB has indicated that it will consider whether to require sensitivity disclosures jointly with the International Accounting Standards Board as part of the new convergence project on fair value measurements and disclosures. The guidance was effective for the Company for the year ended June 30, 2010. The adoption of the guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

     Recent accounting pronouncements not yet adopted as of June 30, 2010

     In September 2009, the FASB issued guidance on revenue recognition in multiple-deliverable revenue arrangements. The guidance amends the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The guidance replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity specific assumptions rather than the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. It also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. It will be effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010, and will therefore be adopted by the Company, effective July 1, 2010. The Company is currently evaluating the impact of adopting this guidance.

     In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph and therefore will become effective for the Company for revenue arrangements entered into or materially modified on or after July 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the impact of the adoption of this guidance.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements not yet adopted as of June 30, 2010 (continued)

     In December 2009, the FASB issued new guidance on the consolidation of variable interest entities. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to such involvement. This guidance is effective from the first annual reporting period beginning on or after November 15, 2009, and will therefore be adopted by the Company, effective July 1, 2010. The Company is currently evaluating the impact of adopting this guidance.

     In December 2009, the FASB issued new guidance issued on the accounting for transfers of financial assets. This guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognizing financial assets, and requires additional disclosures. This guidance is effective from the first annual reporting period beginning on or after November 15, 2009, and will therefore be adopted by the Company, effective July 1, 2010. The Company is currently evaluating the impact of adopting this guidance.

     In July 2010, the FASB issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. These changes will not have an impact on the Company’s consolidated financial results as this guidance only relates to additional disclosures.

3. ACQUISITIONS

     2010 Acquisitions

          MediKredit Integrated Healthcare Solutions (Proprietary) Limited (“MediKredit”)

     On January 1, 2010, the Company acquired 100% of MediKredit, a South African private company, for ZAR 74 million (approximately $10 million) in cash. MediKredit offers transaction processing, financial and clinical risk management solutions to both health care plans and health care service providers, primarily in South Africa. The Company believes that the acquisition of MediKredit has increased the depth and diversity of the management team with the addition of experienced executives, and provides the potential to strengthen its position as the leading independent transaction processor in South Africa and expand its offering in some of its existing markets like Ghana and Nigeria, where national health insurance schemes have been introduced and where the UEPS platform and installed card base could offer a complete national solution when combined with the MediKredit system. In addition, MediKredit provides the Company with a small, strategic entry point for the US healthcare administration market. The rapidly changing US healthcare and administration industry provides a significant opportunity for the introduction of MediKredit’s technology. Finally, the Company and MediKredit both operate similar back-end systems, which require skilled developers and technicians and the addition of MediKredit would significantly broaden the Company’s base of qualified development employees.

          FIHRST Management Services (Proprietary) Limited business and related software (collectively “FIHRST”)

     On March 31, 2010, the Company acquired FIHRST, a South African business, for ZAR 70 million (approximately $9 million). The purchase consideration was paid in cash in the first week of April 2010. FIHRST offers a third-party payroll payments solution to companies in South Africa.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS (continued)

     2010 Acquisitions (continued)

          FIHRST Management Services (Proprietary) Limited business and related software (collectively “FIHRST”) (continued)

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

     The preliminary purchase price allocation of the MediKredit and FIHRST acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, are provided in the table below:

	MediKredit	FIHRST	Total
Cash and cash equivalents	$9,005	$77	$9,082
Accounts receivable, net	2,940	640	3,580
Property, plant and equipment	1,290	106	1,396
Intangible assets (see Note 9)	6,070	7,983	14,053
Trade and other payables	(9,931)	(337)	(10,268)
Deferred tax assets	2,718	436	3,154
Deferred tax liabilities (see Note 14)	(2,097)	(623)	(2,720)
Goodwill (see Note 9)	-	1,187	1,187
Total purchase price	$9,995	$9,469	$19,464

     Pro forma results of operations have not been presented because the effect of the MediKredit and FIHRST acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations. During the year ended June 30, 2010, the Company incurred transaction-related expenditures of $0.4 million related to these acquisitions. Such expenditures were recognized in the Company’s consolidated statements of operations.

     2009 Acquisitions

          Net1 Universal Electronic Technologies (Austria) AG, formerly BGS Smartcard Systems AG (“Net1 UTA”)

     On August 27, 2008, the Company acquired 80.1% of the issued share capital of Net1 UTA for a total consideration of $101.6 million in cash and the issuance of an aggregate of 40,134 shares of Net1 common stock to certain former Net1 UTA shareholders. As described in note 19, the Company financed the cash portion of the purchase price with the proceeds of a short-term bank loan which was repaid in full on October 16, 2008. For practical purposes the acquisition date was set as August 31, 2008.

     The following table sets forth the components of the purchase price for the Net1 UTA acquisition using exchange rates applicable as of August 31, 2008:

Cash paid to former Net1 UTA shareholders	$103,517
40,134 shares of Net1 common stock valued at $24.46 per share issued to certain former Net1 UTA shareholders	982
Costs directly related to the acquisition	2,915
Total purchase price	$107,414

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS (continued)

     2009 Acquisitions (continued)

          Net1 Universal Electronic Technologies (Austria) AG, formerly BGS Smartcard Systems AG (“Net1 UTA”) (continued)

The following table sets forth the allocation of the purchase price:

Cash and cash equivalents	$6,283
Accounts receivable, net	3,218
Inventory	740
Property, plant and equipment	350
Intangible assets (see Note 9)	68,859
Trade and other payables	(7,181)
Other long-term liabilities	(631)
Deferred tax assets	10,657
Deferred tax liabilities (see Note 14)	(17,214)
Minority interests	(1,838)
Goodwill (see Note 9)	44,171
Total purchase price	$107,414

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

     2008 Acquisitions

     None

4. PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2010 payment service commenced during the last three days of June 2010 and was offered at merchant locations only.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5. ACCOUNTS RECEIVABLE AND FINANCE LOANS RECEIVABLE, net

	2010	2009
Accounts receivable, trade, net	$31,593	$31,286
Accounts receivable, trade, gross	32,400	31,681
Allowance for doubtful accounts receivable, end of year	807	395
Allowance for doubtful accounts receivable, beginning of year re-measured at year end rates	407	262
Allowance acquired in acquisitions, re-measured at year end rates	75	-
Allowance charged to statement of operations, re-measured at year end rates	640	209
Amount utilized, re-measured at year end rates	(315)	(76)

Prepaid establishment costs related to Grindrod opportunity	385	501
Other receivables	9,876	10,688
Total accounts receivable, net	$41,854	$42,475

Finance loans receivable, net
UEPS-based lending	$4,221	$2,560
Traditional microlending – net	-	3
Traditional microlending – gross	-	229
Allowance for doubtful microlending loans, end of year	-	226
Allowance for doubtful microlending loans, beginning of year re-measured at year end rates	234	1,017
Sale of traditional microlending business, re-measured at year end rates	4	(1,259)
Allowances charged to the statement of operations, re-measured at year end rates	(238)	468
Amounts utilized, re-measured at year end rates	-	-

Total finance loans receivable, net	$4,221	$2,563

     Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due by customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. The allowances for credit losses acquired in the MediKredit and FIHRST transactions are presented in the tables above, stated at exchange rates prevailing at June 30, 2010.

     The Company has a co-operation agreement with Grindrod Bank Limited (“Grindrod”) for the establishment of a retail banking division within Grindrod that will focus on deploying its wage payment solution in South Africa. Under the co-operation agreement, the Company was required to initially deposited $0.7 million to facilitate the establishment of this retail banking decision. The Company opened a bank account with Grindrod and transferred the funds and these funds are drawn down as and when required by the retail banking division. A portion of these funds have been utilized as of June 30, 2010 and 2009, and the remaining portion of these funds is $0.4 million and $0.5 million, respectively.

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6. INVENTORY

     The Company’s inventory comprised the following categories as of June 30, 2010 and 2009.

	2010	2009

Raw materials	$75	$153
Finished goods	3,547	7,097
	$3,622	$7,250

7. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS

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

     The Company’s outstanding foreign exchange contracts are as follows:

     As of June 30, 2010

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	207,000	ZAR	10.1107	ZAR	9.4802	July 30, 2010
EUR	31,200	ZAR	9.5976	ZAR	9.5080	October 9, 2010

     As of June 30, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	241,500	ZAR	13.1515	ZAR	10.9967	August 14, 2009
EUR	(241,500)	ZAR	11.3691	ZAR	10.9341	July 17, 2009

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
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

               Interest rate risk

     As a result of its normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains limited investment in cash equivalents and has occasionally invested in marketable securities.

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

               Microlending credit risk

     The Company was exposed to credit risk in its microlending activities, which provides unsecured short-term loans to qualifying customers. The Company manages this risk by assigning each prospective customer a “creditworthiness score,” which takes into account a variety of factors such as employment status, salary earned, other debts and total expenditures on normal household and lifestyle expenses.

               Equity Price and Liquidity Risk

     Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. On March 1, 2009, the Company acquired approximately 22% of the issued share capital of Finbond Group Limited (“Finbond”), which are exchange-traded equity securities. The fair value of these securities as of June 30, 2010, represented approximately 2% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound. The market price of these securities may fluctuate for a variety of reasons, consequently, the amount the Company may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

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
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments

     Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

     Fair value measurements and inputs are categorized into a fair value hierarchy which prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

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

     The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of June 30, 2010, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments (continued)

          Derivative transactions - Foreign exchange contracts

     As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter customized derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of BBB or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value. The Company has no derivatives that require fair value measurement under level 1 or 3 of the fair value hierarchy.

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock (available for sale assets included in OTHER LONG-TERM ASSETS)	-	-	$7,299	$7,299
Total assets at fair value	-	-	$7,299	$7,299

Liabilities
Foreign exchange contracts	-	$17	-	$17
Total liabilities at fair value	-	$17	-	$17

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock (available for sale assets included in OTHER LONG-TERM ASSETS)	-	-	$6,979	$6,979
Total assets at fair value	-	-	$6,979	$6,979

Liabilities
Foreign exchange contracts	-	$2	-	$2
Total liabilities at fair value	-	$2	-	$2

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments (continued)

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

     The Company reviews the carrying values of its investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s investments are determined using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and the excess is determined to be other-than-temporary. The Company has not recorded any impairment charges during the reporting periods presented herein.

     The Company owns 50% of the ordinary shares in, and loans extended to, each of SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”) and SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”). The Company has determined that each of these entities is a VIE, as the loan to the entity represents a variable interest but that in each case, the Company is not the primary beneficiary. Therefore, the Company has not consolidated these entities and has accounted for these investments using the equity method. The interest earned by the Company on the loans to each of the entities has been eliminated. The Company also owns a 30% interest in the issued and outstanding ordinary share capital of Vietnam Payment Technologies Joint Stock Company (“VinaPay”) and a 37.50% interest in the issued and outstanding ordinary share capital of VTU De Colombia S.A. (“VTU Colombia”). In February 2010, the Company’s investment in VTU Colombia was diluted from 50% to 37.50% due to the admission of a new independent shareholder. The funds received from this shareholder by VTU Colombia were used to fund its continuing operations.

     The Company has sold hardware, software and/or licenses to SmartSwitch Namibia and SmartSwitch Botswana and defers recognition of 50% of the net income after tax related to these sales until SmartSwitch Namibia and SmartSwitch Botswana has used the purchased asset or has sold it to a third party. The deferral of the net income after tax is shown in the Elimination column in the table below.

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
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

     Financial instruments (continued)

          Assets and liabilities measured at fair value on a nonrecurring basis

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2010 and 2009:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2009	$3,467	$2,468	$(3,451)	$99	$2,583
(Loss) Earnings from equity-accounted investments	-	-	(271)	364	93
SmartSwitch Namibia(1)	-	-	40	120	160
SmartSwitch Botswana(1)	-	-	(194)	244	50
VTU Colombia(1)	-	-	24	-	24
VinaPay(1)	-	-	(141)	-	(141)
Foreign currency adjustment(2)	82	44	(183)	(21)	(78)
Balance as of June 30, 2010	$3,549	$2,512	$(3,905)	$442	$2,598

(1) – includes the recognition of realized net income.
(2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

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

(1) – includes the recognition of realized net income.
(2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8. PROPERTY, PLANT AND EQUIPMENT, net

	2010	2009
Cost:
Computer equipment	$25,528	$19,495
Furniture and office equipment	6,822	5,912
Motor vehicles	7,541	7,943
Plant and equipment	2,666	2,195
	42,557	35,545
Accumulated depreciation:
Computer equipment	21,482	15,473
Furniture and office equipment	5013	3,651
Motor vehicles	6,632	7,070
Plant and equipment	2,144	1,975
	35,271	28,169
Carrying amount:
Computer equipment	4,046	4,022
Furniture and office equipment	1,809	2,261
Motor vehicles	909	873
Plant and equipment	522	220
	$7,286	$7,376

9. GOODWILL AND INTANGIBLE ASSETS, net

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2010 and 2009:

Carrying
value
Balance as of July 1, 2008	$76,938
Acquisition of Net1 UTA as of August 31, 2008	44,171
Net1 UTA deferred tax assets recognized on acquisition not used during the year	720
Impairment of goodwill	(1,836)
Financial services segment - sale of traditional microlending business	(1,759)
Foreign currency adjustment (1)	(2,037)
Balance as of June 30, 2009	116,197
Acquisitions(2)	1,187
Impairment of goodwill	(37,378)
Foreign currency adjustment (1)	(3,660)
Balance as of June 30, 2010	$76,346

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the euro, and the US dollar on the carrying value.
     (2) – represents goodwill arising from the acquisition of FIHRST and has been translated at the foreign exchange rates applicable on the date the transactions became effective.

     Goodwill associated with the acquisitions of Net1 UTA and FIHRST represents the excess of cost over the fair value of acquired net assets. A portion of the goodwill related to the acquisition of Net1 UTA is tax deductible. See note 3 for the allocation of the purchase price to the fair value of acquired net assets. The goodwill associated with the acquisition of FIHRST was allocated to the transaction-based activities segment on March 31, 2010 and the goodwill associated with the acquisition of Net1 UTA was allocated to the Company’s hardware, software and related technology sales segment on August 31, 2008 (see note 3).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9. GOODWILL AND INTANGIBLE ASSETS, net (continued)

     Goodwill (continued)

     As part of the acquisition of Net1 UTA the Company recorded a deferred tax asset related to a license right for Austrian tax purposes (see note 14). Subsequent to completion of the allocation of the purchase price, the Company determined that approximately $0.7 million of this deferred tax asset would not be realized and recorded an adjustment against goodwill.

     The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. During the year ended June 30, 2010, the Company recognized an impairment loss of approximately $37.4 million related to goodwill allocated to its Hardware, software and related technology sales segment as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which will impact future cash flows. With regards to the latter, through the end of the third quarter of the year ended June 30, 2010, the Company expected to sign its first agreement that reflects the transformed business model for Net1 UTA during the fourth quarter of the year ended June 30, 2010. However towards the end of the year, it became clear to the Company that this project had been delayed due to key executive management changes at the Company’s target customer.

     In order to determine the amount of goodwill impairment, the estimated fair value of the Hardware, software and related technology sales segment was allocated to the individual fair value of the assets and liabilities of the segment as if the segment had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The allocation of the fair value required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

     A further deterioration in the Hardware, software and related technology sales segment, or in any other of the Company’s businesses, may lead to additional impairments in future periods.

     During the year ended June 30, 2009, the Company recognized an impairment loss of approximately $1.8 million on goodwill allocated to the Financial services segment as a result of the deteriorating trading conditions of this segment, the Company’s management’s strategic decision not to grow this business and the offer received for the traditional microlending business in January 2009. On March 1, 2009, the Company sold all traditional microfinance loans receivables and goodwill and received shares in Finbond as consideration.

     Goodwill has been allocated to the Company’s reportable segments as follows:

	2010	2009

Transaction-based activities	$37,568	$35,362
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	38,778	80,835
Total	$76,346	$116,197

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9. GOODWILL AND INTANGIBLE ASSETS, net (continued)

     Intangible assets, net

     Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value	Average
	as of	Amortization
	acquisition	period (in
	date	years)
Finite-lived intangible asset:
FIHRST customer relationships	$1,804	10
Net1 UTA customer relationships	68,859	7
FIHRST software and unpatented technology	6,179	3
MediKredit software and unpatented technology	5,249	3
MediKredit customer database	$821	3

     The Company recognized a deferred tax asset of approximately $0.4 million related to the acquisition of the FIHRST software and a deferred tax liability of approximately $2.7 million related to the MediKredit and the remaining FIHRST intangible assets.

Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2010 and 2009:

	As of June 30, 2010			As of June 30, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$77,452	$(22,519)	$54,933	$83,824	$(12,306)	$71,518
Software and unpatented technology(1)	11,047	(1,343)	9,704	10,079	(10,079)	-
FTS patent	5,007	(4,880)	127	4,861	(4,333)	528
Exclusive licenses	4,506	(3,941)	565	4,506	(3,293)	1,213
Trademarks	3,766	(1,411)	2,355	3,656	(1,025)	2,631
Customer database	795	(132)	663	-	-	-
Total finite-lived intangible assets	$102,573	$(34,226)	$68,347	$106,926	$(31,036)	$75,890

(1) Includes the customer relationships and software and unpatented technology acquired as part of the MediKredit and FIHRST acquisitions.

     Amortization expense charged for the years to June 30, 2010, 2009 and 2008 was $15.2 million, $13.4 million, and $6.7 million, respectively.

     Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2010, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2011	$14,335
2012	13,772
2013	12,296
2014	9,825
2015	$9,825

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10. OTHER PAYABLES

	2010	2009

Participating merchants settlement obligation	$19,200	$23,368
Payroll-related payables	1,446	1,300
Accruals	7,378	4,985
Value-added tax payable	2,160	2,027
Other	8,772	17,958
Provisions	11,899	11,816
	$50,855	$61,454

11. CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS

     The Company’s balance sheet as of June 30, 2010 and 2009, respectively, reflects one class of equity, namely common stock. From fiscal 2004 to fiscal 2008 the Company’s balance sheet reflected two classes of equity - common stock and linked units. The linked units were created in June 2004 in connection with the acquisition of Net 1 Applied Technology Holdings Limited (“Aplitec”). Effective October 2008, the linked units (which included a right to Net1 special convertible preferred stock as well as B Class preference shares and B Class loans of a Net1 subsidiary) were all converted to common stock as a result of the listing of Net1’s common stock on the JSE and the linked units no longer exist.

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

     Each holder of common stock is entitled to one vote per share for the election of directors and for all other matters to be voted on by shareholders. Holders of common stock may not cumulate their votes in the election of directors, and are entitled to share equally and ratably in the dividends that may be declared by the board of directors, but only after payment of dividends required to be paid on outstanding shares of preferred stock according to its terms. The shares of Net1 common stock are not subject to redemption.

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

     In February 2010 and in May 2010, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock, for a total of $100 million. The authorization does not have an expiration date.

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
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11. CAPITAL STRUCTURE AND CREDITOR RIGHTS ATTACHED TO THE B CLASS LOANS (continued)

     Common stock repurchases (continued)

     The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. The Company did not repurchase any of its shares during the year ended June 30, 2010 under this authorization.

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

  B Class preference shares in Net1 Applied Technologies South Africa Limited (“New Aplitec”), and

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

     The B Class loans referred to above were not considered to be a liability as New Aplitec did not have an obligation to transfer assets to its shareholders in respect of the loans. In addition, any distributions relating to the loans were solely at the discretion of New Aplitec.

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
for the years ended June 30, 2010, 2009 and 2008
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
for the years ended June 30, 2010, 2009 and 2008
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
for the years ended June 30, 2010, 2009 and 2008
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

12. REVENUE

	2010	2009	2008

Sale of goods – comprising mainly hardware and software sales	$36,228	$47,003	$39,021
Loan-based interest and fees received	4,214	5,659	8,585
Services rendered – comprising mainly fees and commissions and contract variation fees	239,922	194,160	206,450
	$280,364	$246,822	$254,056

     During the years ended June 30, 2010 and 2009, the Company did not recognize any revenue using the percentage of completion method.

     System implementation revenue, arising from the contract with the Central Bank of Ghana, amounted to $14.2 million for the year ended June 30, 2008. System implementation revenue is recognized using the percentage of completion method. Sale of goods – comprising mainly hardware and software sales for the year ended June 30, 2008, includes approximately $7.2 million related to hardware sales. Services rendered – comprising mainly fees and commissions and contract variation fees for the year ended June 30, 2008, includes approximately $7.0 million related to services rendered which is primarily software customization services performed.

13. STOCK-BASED COMPENSATION

     Amended and Restated 2004 Stock Incentive Plan

     The Company’s Amended and Restated 2004 Stock Incentive Plan (the “Plan”) has been approved by its shareholders. No evergreen provisions are included in the Plan. This means that the maximum number of shares issuable under the Plan is fixed and cannot be increased without shareholder approval, the plan expires by its terms upon a specified date, and no new stock options are awarded automatically upon exercise of an outstanding stock option. Shareholder approval is required for the repricing of awards or the implementation of any award exchange program. The Plan permits Net1 to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of the Company’s board of directors administers the Plan.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. STOCK-BASED COMPENSATION (continued)

     Amended and Restated 2004 Stock Incentive Plan (continued)

     On November 25, 2009, the Company’s shareholders approved an increase in the number of shares of common stock that may be issued under the plan by 2,800,000 shares. The adjusted total number of shares of common stock issuable under the Plan is 8,552,580. The maximum number of shares for which awards, other than performance-based awards, may be granted in any combination during a calendar year to any participant is 569,120. The maximum limits on performance-based awards that any participant may be granted during a calendar year are 569,120 shares subject to stock option awards and $20 million with respect to awards other than stock options. Shares that are subject to awards which terminate or lapse without the payment of consideration may be granted again under the Plan. Shares delivered to the Company as part or full payment for the exercise of an option or to satisfy withholding obligations upon the exercise of an option may be granted again under the Plan in the Remuneration Committee’s discretion. No awards may be granted under the Plan after June 7, 2019, but awards granted on or before such date may extend to later dates.

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

               Valuation Assumptions

     The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the volatilities of similar listed companies within the payment processing industry. The Company has estimated an annual forfeiture rate of 7.50% based on historic employee behavior under similar awards granted pursuant to the Plan. No stock options were granted during the years ended June 30, 2010 and 2008. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2009:

2009
Expected volatility	30 – 45%
Expected dividends	0%
Expected life (in years)	2 – 6
Risk-free rate	2.0 – 4.5%

          Restricted Stock

               General Terms of Awards

     Shares of restricted stock are considered to be non-vested equity shares. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

     Restricted stock awarded to non-employee directors of the Company vests ratably over a three year period. In addition, until 11 months after the restricted stock become vested and nonforfeitable, the shares may not be sold, assigned, transferred, pledged, hypothecated, exchanged, or disposed of in any way (whether by operation of law or otherwise). If a recipient ceases to be a member of the Board of Directors for any reason, all shares of his restricted stock that are not then vested and nonforfeitable will be immediately forfeited and transferred to the Company for no consideration.

     The Company issues new shares to satisfy restricted stock awards.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
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

     The awards provide for vesting of one-third of the award shares on each of September 1, 2009, 2010 and 2011, conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target for that vesting date. Specifically, the financial performance targets were a 20% increase, compounded annually, in fundamental diluted earnings per share (expressed in South African rand) (“Fundamental EPS”) above Fundamental EPS for the fiscal year ended June 30, 2007. For award shares vesting prior to September 1, 2009, the annual required increase in the case of Dr. Belamant and Mr. Kotze was 25% rather than 20%. On November 5, 2009, the Company’s board of directors, on the recommendation of the Remuneration Committee, determined that the annual required target for Dr. Belamant and Mr. Kotze be 20%, effective immediately, to be consistent with the terms of the restricted stock awards granted to other employees. There were no other amendments to the terms of the restricted stock awards. For the purpose of the restricted stock granted in August 2007, Fundamental EPS is calculated by adjusting GAAP diluted earnings per share (as reflected in the Company’s audited consolidated financial statements) to exclude the effects related to the amortization of intangible assets, stock-based compensation charges, one-time, large, unusual expenses as determined at the discretion of the Remuneration Committee, and assuming a constant tax rate of 30%. If Fundamental EPS for the specified fiscal year does not equal or exceed the Fundamental EPS target for such year, no award shares will become vested or nonforfeitable on the corresponding vesting date but are available to become vested and nonforfeitable as of a subsequent vesting date if the Fundamental EPS target for a subsequent fiscal year is met; provided that the recipient’s service continues through such subsequent vesting date. Any outstanding award shares that have not become vested and nonforfeitable as of September 1, 2011, will be forfeited by the recipient on September 1, 2011 and transferred to the Company for no consideration.

          Stock Appreciation Rights

     The Remuneration Committee also may grant stock appreciation rights, either singly or in tandem with underlying stock options. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash or shares of common stock (as determined by the Remuneration Committee) equal in value to the excess of the fair market value of the shares covered by the right over the grant price. No stock appreciation rights have been granted.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. STOCK-BASED COMPENSATION (continued)

     Stock option and restricted stock activity

          Options

The following table summarizes stock option activity for the years ended June 30, 2010, 2009 and 2008:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
		average	Contractual	Intrinsic	Date Fair
	Number of	exercise	Term	Value	Value
	shares	price	(in years)	($’000)	($’000)
Outstanding – July 1, 2007	1,374,543	$16.30	8.20	10,840	-
Exercised	(324,542)	-	-	7,320	-
Forfeitures	(96,623)	-	-	-	-
Outstanding – June 30, 2008	953,378	$18.20	7.40	5,813	-
Options granted under Plan	1,120,000	$18.81	10.00	-	$5,786
Exercised	(84,414)	-	-	1,731	-
Forfeitures	(91,970)	-	-	-	-
Outstanding – June 30, 2009	1,896,994	$19.03	8.30	1,576	-
Exercised	(83,338)	-	-	1,667	-
Outstanding – June 30, 2010	1,813,656	$19.76	7.41	585	-

Exercisable	873,613	$20.86	6.7	473

     During each of the years ended June 30, 2010, 2009 and 2008, approximately 374,000, 264,000 and 430,000, stock options became exercisable, respectively.

     Options granted to certain employees on August 24, 2006, were automatically exercised on May 8, 2008, as the employees did not provide the Company with an automatic exercise waiver notice. In accordance with the terms of the option agreements, 6,448 shares were withheld from these employees to settle the exercise price. These 6,448 shares are reflected as treasury shares and 1,951 of these shares are available for future grants under the Plan.

     During the years ended June 30, 2010, 2009 and 2008, respectively, the Company received approximately $0.7 million, $0.3 million and $2.3 million from stock option exercises and approximately $0, $0.003 million and $0.5 million from repayment of stock option-related loans.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. STOCK-BASED COMPENSATION (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock

The following table summarizes restricted stock activity for the years ended June 30, 2010, 2009 and 2008:

		Weighted
		Average
	Number of	Grant
	Shares of	Date Fair
	Restricted	Value
	Stock	($’000)
Non-vested – July 1, 2007	-	-
Granted – August 2007	591,500	13,569
Granted – February 2008	3,282	85
Non-vested – June 30, 2008	594,782	-
Granted – August 2008	3,474	85
Vested	(1,094)	-
Non-vested – June 30, 2009	597,162	-
Granted – August 2009	10,098	185
Vested	(199,432)	3,800
Non-vested – June 30, 2010	407,828	-

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a net stock compensation charge of $5.7 million, $5.0 million and $4.0 million for the year ended June, 2010, 2009 and 2008, respectively, which comprised:

	Total charge (reversal)	Allocated to cost of goods sold, IT processing, servicing and support	Allocated to selling, general and administration
Year ended June 30, 2010
Stock-based compensation charge	$5,670	$202	$5,468
Total – year ended June 30, 2010	$5,670	$202	$5,468

Year ended June 30, 2009
Stock-based compensation charge	$5,239	$240	$4,999
Benefit of stock compensation charge related to options forfeited	(213)	(109)	(104)
Total – year ended June 30, 2009	$5,026	$131	$4,895

Year ended June 30, 2008
Stock-based compensation charge	$4,257	$319	$3,938
Benefit of stock compensation charge related to options forfeited	(286)	(147)	(139)
Total – year ended June 30, 2008	$3,971	$172	$3,799

     The stock compensation charge and benefit have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13. STOCK-BASED COMPENSATION (continued)

     Stock-based compensation charge and unrecognized compensation cost (continued)

     As of June 30, 2010, the total unrecognized compensation cost related to stock options was approximately $4.6 million, which the Company expects to recognize over approximately four years. As of June 30, 2010, the total unrecognized compensation cost related to restricted stock awards was approximately $4.1 million, which the Company expects to recognize over approximately two years. As of June 30, 2010, interest due from employees related to loans extended to fund stock option exercises was approximately $0.01 million.

     Tax consequences

     There are no tax consequences related to options and restricted stock granted to employees of Company subsidiaries incorporated in South Africa, Austria and Russia. The Company has recorded a deferred tax asset of approximately $0.7 million and $0.6 million, respectively, for the years ended June 30, 2010 and 2009, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14. INCOME TAXES

     Income tax provision

     The table below presents the components of income before income taxes as of June 30, 2010, 2009 and 2008:

	2010	2009	2008

South Africa	$136,197	$143,680	$126,439
United States	(6,909)	(31,048)	1,459
Other	(50,408)	18,288	(1,790)
Income before income taxes	$78,880	$130,920	$126,108

     Presented below is the provision for income taxes by location of the taxing jurisdiction for each of the years ended June 30:

	2010	2009	2008

Current income tax	$109,669	$83,756	$45,520
South Africa	47,225	50,092	44,330
United States (1)	62,443	33,009	1,190
Other	1	655	-
Deferred taxation charge (benefit)	(2,770)	(1,460)	(931)
South Africa	(441)	(916)	(1,056)
United States	(1,236)	928	(61)
Other	(1,093)	(1,472)	186
Change in tax rate	-	(3,003)	(5,397)
Foreign tax credits generated – United States (1)	(66,077)	(36,549)	-
Income tax provision	$40,822	$42,744	$39,192

     (1) Balances for the year ended June 30, 2009, have been re-presented, with a reduction in both Current income tax – United States and Foreign tax credits generated – United States of $16,533. This re-presentation has no impact on the income tax expense or on net income for the Company.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. INCOME TAXES (continued)

     Income tax provision (continued)

     A reconciliation of income taxes, calculated at the fully distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Income tax rate reconciliation
Income taxes at fully distributed South African tax rates	34.55%	34.55%	35.45%
Permanent items	21.69%	1.60%	0.02%
Foreign tax credits	(82.70)%	(40.09)%	-%
Taxation on deemed dividends in the United States	85.60%	41.58%	-%
Movement in valuation allowance	(5.02)%	(0.41)%	(0.11)%
Prior year adjustments	(2.37)%	(2.28)%	-%
Change in tax rate	-%	(2.29)%	(4.28)%
Income tax provision	51.75%	32.66%	31.08%

     There were no changes to the enacted tax rate in the year ended June 30, 2010. On July 22, 2008 a change in the corporate rate of taxation for South African companies was promulgated reducing the enacted tax rate to 34.55% for the year ended June 30, 2009. On January 8, 2008, the Revenue Laws Second Amendment Act (Act 36 of 2007) (“Revenue Laws Act”), was promulgated in South Africa. The Revenue Laws Act included legislation to reduce the rate of STC from 12.50% to 10.00%, effective October 1, 2007 which resulted in an enacted tax rate of 35.45% for the year ended June 30, 2008.

The permanent item relates principally to impairment of goodwill which is not deductible for tax purposes.

     Net1 included actual and deemed dividends received from New Aplitec in its year ended June 30, 2010, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2010.

     Deferred tax assets and liabilities

     Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company’s deferred tax assets and liabilities as at June 30, and their classification, were as follows:

	2010	2009
Total deferred tax assets

Net operating loss carryforwards	$7,376	$2,837
Provisions and accruals	2,340	1,941
FTS patent	1,764	1,834
Intangible assets	20,728	25,825
Foreign tax credits (1)	16,278	21,308
Other	2,297	3,136
Total deferred tax assets before valuation allowance	50,783	56,881
Valuation allowances (1)	(26,412)	(34,309)
Total deferred tax assets, net of valuation allowance	$24,371	$22,572

     (1) Balances as at June 30, 2009, have been re-presented, with an increase of $16,553 in both Foreign tax credits and Valuation allowance. This re-presentation has no impact on the Total deferred tax assets, net of valuation allowance.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. INCOME TAXES (continued)

     Deferred tax assets and liabilities (continued)

	2010	2009
Total deferred tax liabilities:

Intangible assets	$17,614	$20,518
STC liability, net of STC credits	28,998	31,381
Other	287	128
Total deferred tax liabilities	46,899	52,027

Reported as
Current deferred tax assets	16,330	12,282
Long term deferred tax liabilities	38,858	41,737
Net deferred income tax liabilities	$22,528	$29,455

          Increase in total deferred tax assets – net operating loss carryforwards

     Included in total deferred tax assets – net operating loss carryforwards are net operating losses generated by MediKredit prior to acquisition. The MediKredit net deferred tax asset recognized on acquisition was $2.6 million, at exchange rates prevailing at year end. During the year ended June 30, 2010, the Company utilized approximately $0.9 million, at exchange rates prevailing at year end, of this deferred tax asset. Net operating loss carryforwards also includes $2.3 million related to Net1 UTA, refer discussion below under “Decrease in total deferred tax assets – intangible assets”.

          Decrease in total deferred tax assets – intangible assets

     Included in total deferred tax assets – intangible assets as of June 30, 2010, is an intangible asset related to license rights in Net1 UTA. These license rights are termed software for Austrian tax purposes and were valued for Austrian tax purposes based on previous license payments at €50.76 million in June 2006. The Company expects to amortize the license rights in its tax returns over a period of 15 years. Any unused amounts are not carried forward to the subsequent year of assessment. During the years ended June 30, 2010 and 2009, Net1 UTA utilized approximately $0.8 million and $0.7 million, respectively, of these license rights against its taxable income and in 2010 expensed $0.8 million of the unutilized deferred tax asset and in 2009 reversed $0.7 million of the deferred tax asset against goodwill. In addition, during the year ended June 30, 2010, the Company provided an additional valuation allowance of $0.5 million against this deferred tax asset. As of June 30, 2010, the gross carrying value of this deferred tax asset is approximately $11.4 million and the net amount is $2.6 million.

     Net1 Applied Technologies Austria GmbH (“Net1Austria”) generated tax deductible goodwill related to the acquisition of Net1 UTA in August 2008 of $4.2 million, net of a valuation allowance of $8.4 million, at exchange rates prevailing as of August 31, 2008. Under Austrian tax law Net1Austria can deduct up to 50% of the goodwill recognized, as defined under Austrian tax law, over a period of 15 years. Unused amounts are carried forward to subsequent years of assessment and are included in net operating loss carryforwards. During the year ended June 30, 2010, approximately $5.6 million was available for deduction against Net1 Austria taxable income. This amount was not used during the year ended June 30, 2010 and has been included in net operating loss carryforwards. As of June 30, 2009, the gross value of this goodwill deferred tax asset was approximately $9.1 million and the net amount was $2.1 million.

          Decrease in total deferred tax liabilities – intangible assets

     Deferred tax liabilities – intangible assets have decreased during the year ended June 30, 2010 primarily as a result of the amortization of the underlying assets during the year.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. INCOME TAXES (continued)

     Deferred tax assets and liabilities (continued)

          Decrease in total deferred tax liabilities – STC liability, net of STC credits

     Deferred tax liabilities – STC liability, net of STC credits have decreased during the year ended June 30, 2010, primarily as a result of payments of STC during the year resulting from the distribution of dividends by New Aplitec exceeding the STC liability recognized during the year resulting from net income generated by the Company’s South African subsidiaries.

          Valuation allowance

     At June 30, 2010, the Company had deferred tax assets of $24.4 million (2009: $22.6 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

     At June 30, 2010, the Company had a valuation allowance of $31.9 million (2009: $21.4 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at June 30, 2010 and 2009, relate to net operating loss carryforwards (2010: $3.2 million, 2009: $1.7 million), the FTS patent (2010: $0.4 million, 2009: $0.8 million), intangible assets including tax deductible goodwill (2010: $15.8 million, 2009: $17.5 million), foreign tax credits (2010: $7.0 million, 2009: $0 million) and other (2010: $0 million, 2009: $1.4 million).

          Net operating loss carryforwards and foreign tax credits

               United States

     As of June 30, 2010, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	US net
operating loss
carry
forwards
2023	$272
2024	4,532
$4,804

     During the years ended June 30, 2010 and 2009, Net1 generated additional foreign tax credits related to the cash dividends received and deemed dividend for tax reporting purposes. Net1 has unused net foreign tax credits of $9.2 million as of June 30, 2010, which its management believes will be utilized in future periods. The unused foreign tax credits generated expire after ten years in 2020 and 2019.

               South Africa and Austria

     Net operating losses incurred in South Africa generally expire if a company does not trade during the year. In South Africa, the subsidiary companies that incurred the losses are currently trading and will continue to trade for the foreseeable future. Net operating losses incurred in Austria generally do not expire.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14. INCOME TAXES (continued)

     Uncertain tax positions

     As of June 30, 2010 and 2009, respectively the Company has unrecognized tax benefits of $1.5 million and $1.1 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, Austria, the Russian Federation and in the US federal jurisdiction. As of June 30, 2010, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2006. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company increased its unrecognized tax benefits by $0.4 million during the year ended June 30, 2010. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2010 and 2009:

	2010	2009
Unrecognized tax benefits - opening balance	$1,060	$813
Gross increases - tax positions in current period	368	510
Lapse of statute limitations	-	(272)
Foreign currency adjustment	32	9
Unrecognized tax benefits - closing balance	$1,460	$1,060

     As of each of June 30, 2010 and 2009, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

15. EARNINGS PER SHARE

     The entire consolidated net income of the Company was attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units prior to the Company’s listing on the JSE in October 2008. As discussed in note 11, all of the remaining linked unit holders converted their linked units to common stock as a result of listing of all of the Company’s common stock on the JSE and the linked units had the same rights and entitlements as those attached to common stock. As a result of the conversion of all the linked units, the entire consolidated net income of the Company is attributable to the holders of Net1 common stock.

     As the linked units owned by holders were exchangeable for special convertible preferred stock at the ratio of 7.37:1, which was then converted to common stock at the ratio of 1:1, the basic earnings per share for the year ended June 30, 2008, for the common stock and linked units are the same and is calculated by dividing the net income by the combined number (2008: 57.2 million) of weighted average common stock (2008: 52.3 million) and special convertible preferred stock (2008: 4.9 million) in issue.

     Basic earnings per share include restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2010, 2009 and 2008, reflects only undistributed earnings. Basic earnings per shares for the years ended June 30, 2009 and 2008, respectively, have been retrospectively adjusted to include participating securities in the weighted average number of outstanding shares of common stock as their rights to participate in undistributed earnings are identical to those of common stock.

     Diluted earnings per share has been calculated to give effect to the number of additional common stock/ linked units that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the awards had been satisfied. The vesting conditions are discussed in note 13 – Stock-based compensation.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
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

     The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2010, 2009 and 2008:

	2010	2009(1)	2008(1)
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock and linked units– basic	46,245	56,552	57,698
Weighted average effect of dilutive securities: employee stock options	190	187	480
Weighted average number of outstanding shares of common stock and linked units – diluted	46,435	56,739	58,178
(1) the weighted average number of outstanding shares have been retrospectively adjusted as discussed above.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

     The following table presents the supplemental cash flow disclosures for the years ended June 30, 2010, 2009 and 2008:

	2010	2009	2008
Cash received from interest	$10,294	$20,375	$27,366
Cash paid for interest	$747	$7,982	$11,255
Cash paid for income taxes	$54,143	$52,520	$35,384

          Financing activities

     Treasury shares, at cost presented on the Company’s consolidated balance sheet as of June 30, 2009, includes 93,372 shares of the Company’s common stock acquired for approximately $1.3 million which were paid for on July 1, 2009. The liability for this payment was included in accounts payable on the Company’s consolidated balance sheet as of June 30, 2009.

     As discussed in Note 13, during the year ended June 30, 2008, the Company acquired 6,448 of the Company’s common stock at $24.00 from employees exercising stock options as a result of net share exercises under the terms of the option agreements. These shares are included in the share count and amount reflected as treasury shares issued on the consolidated balance sheet as of June 30, 2008.

17. OPERATING SEGMENTS

     The Company discloses segment information as reflected in the management information systems reports that its chief operating decision makers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

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
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17. OPERATING SEGMENTS (continued)

     The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government, transaction processing for retailers, utilities, medical-related claim service customers and banks and transaction fees generated from UEPS-enabled smartcards used in Iraq. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2010, there were three such customers, providing 29%, 17% and 11% of total revenue (2009: two such customers, providing 31% and 15% of total revenue; 2008: three such customers, providing 31%, 16% and 10% of total revenue). The MediKredit and FIHRST businesses have been allocated to the Transaction-based activities segment and are more fully described in note 3.

     The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

     The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates interest income and initiation and services fees. Interest income is recognized in the consolidated statement of operations as it falls due, using the interest method by reference to the constant interest rate stated in each loan agreement. The Company sold its traditional microlending business included in this segment on March 1, 2009. In addition, the Company recorded a goodwill impairment of $1.8 million which was allocated to the Financial services segment during the year ended June 30, 2009. From March 1, 2009, the Financial services segment comprised only the Company’s UEPS-based microlending business.

     The Hardware, software and related technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. From September 1, 2008, the segment includes the operations of Net1 UTA, which comprise mainly hardware sales and licenses of the DUET system. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, SIM card licenses and other software licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application. Sales to SmartSwitch Nigeria Limited and the related taxation implications are not reflected in revenue to external customers, operating income, income taxation expense or net income after taxation presented in the tables below. The impairment loss of approximately $37.4 million discussed in note 9 is included in the results of this operating segment during the year ended June 30, 2010.

     Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

     The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

		June 30,
	2010	2009	2008

Revenues
Transaction-based activities	$191,362	$148,399	$153,444
Smart card accounts	31,971	29,576	35,914
Financial services	4,023	5,430	8,251
Hardware, software and related technology sales	53,008	63,417	56,447
Total	280,364	246,822	254,056
Inter-company Revenues
Transaction-based activities	3,837	3,499	4,243
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	1,892	2,557	1,107
Total	$5,729	$6,056	$5,350

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17. OPERATING SEGMENTS (continued)

		June 30,
	2010	2009	2008

Operating income
Transaction-based activities	$106,036	$83,509	$84,229
Smart card accounts	14,532	13,442	16,325
Financial services	2,881	(34)	1,935
Hardware, software and related technology sales	(42,524)	5,498	11,708
Corporate/ Eliminations	(11,114)	(8,980)	(3,811)
Total	69,811	93,435	110,386
Interest earned
Transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	10,116	20,290	27,411
Total	10,116	20,290	27,411
Interest expense
Transaction-based activities	981	7,368	11,590
Smart card accounts	-	-	-
Financial services	1	-	-
Hardware, software and related technology sales	5	197	79
Corporate/ Eliminations	60	1,897	20
Total	1,047	9,462	11,689
Depreciation and amortization
Transaction-based activities	6,714	4,461	4,755
Smart card accounts	-	-	-
Financial services	510	434	434
Hardware, software and related technology sales	10,978	11,020	4,312
Corporate/ Eliminations	1,146	1,167	1,321
Total	19,348	17,082	10,822
Income taxation expense
Transaction-based activities	29,713	21,966	21,512
Smart card accounts	4,068	3,764	4,735
Financial services	806	702	559
Hardware, software and related technology sales	684	1,547	3,809
Corporate/ Eliminations	5,551	14,765	8,577
Total	40,822	42,744	39,192
Net income
Transaction-based activities	75,536	54,179	51,942
Smart card accounts	10,465	9,678	11,592
Financial services	2,073	(711)	1,371
Hardware, software and related technology sales	(43,405)	3,905	7,797
Corporate/ Eliminations	(5,679)	19,550	13,993
Total	$38,990	$86,601	$86,695

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17. OPERATING SEGMENTS (continued)

		June 30,
	2010	2009	2008

Expenditures for long-lived assets
Transaction-based activities	$2,177	$3,161	$2,774
Smart card accounts	-	-	-
Financial services	302	751	562
Hardware, software and related technology sales	251	858	227
Corporate/ Eliminations	-	-	-
Total	$2,730	$4,770	$3,563

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

     It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

     Geographic Information

     Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2010	2009	2008

South Africa	$267,478	$220,408	$238,905
Europe	12,301	19,560	-
Rest of world	585	6,854	15,151
Total	$280,364	$246,822	$254,056

18. COMMITMENTS AND CONTINGENCIES

     Operating lease commitments

     The Company leases certain premises. At June 30, 2010, the future minimum payments under operating leases consist of:

Due within 1 year	$3,349
Due within 2 years	2,083
Due within 3 years	1,173
Due within 4 years	890
Due within 5 years	$-

     Operating lease payments related to the premises and equipment were $5.2 million, $4.1 million and $4.2 million, respectively, for the years ended June 2010, 2009 and 2008, respectively.

     Capital commitments

     As of June 30, 2010 and 2009, the Company had outstanding capital commitments of approximately $0.02 million and $0.04 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18. COMMITMENTS AND CONTINGENCIES (continued)

     Purchase obligations

     As of June 30, 2010 and 2009, the Company had purchase obligations totaling $3.1 million and $1.1 million, respectively.

     Contingencies

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

     Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations and cash flows.

19. SHORT-TERM FACILITIES

     As of June 30, 2010, the Company had a short-term facility in South African Rand of approximately $32.7 million, translated at exchange rates applicable as of June 30, 2010, with Nedbank Limited (“Nedbank”). As of June 30, 2010 the overdraft rate on this facility was 8.85% . Certain of the Company’s South African subsidiaries have provided a cross deed of suretyship whereby each of these companies has bound itself as surety and co-principal debtor with each other for the fulfillment of each other's obligations under the facility. These South African subsidiaries have agreed that any debit and credit bank account balances with Nedbank may be set off against each other. Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $20.5 million, translated at exchange rates applicable as of June 30, 2010, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of June 30, 2010, the Company had utilized none of its South African short-term facility.

     In addition, Net1 UTA had short-term facilities of approximately $1.2 million, translated at exchange rates applicable as of June 30, 2010, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of June 30, 2010, the Company had utilized none of its Austrian short-term facilities.

     Management believes that the Company’s current short-term facilities are sufficient in order to meet its future obligations as they arise.

     Short-term loan facility obtained to fund the Net1 UTA acquisition

     In 2009, the Company obtained a $110 million six month bank loan facility to fund the cash portion of the purchase price for the Net1 UTA acquisition. The Company was entitled to settle the full facility at any time during the six month period without incurring a prepayment penalty. During the year ended June 30, 2009, the Company utilized approximately $103 million of this facility to pay the cash portion of the purchase price, the $1.1 million facility fee and transaction-related costs. The interest rate charged on this facility was LIBOR plus 2.50% .

     In 2009, the Company pledged $25 million of its US dollar-denominated cash reserves and the A class shares and B class shares it owned in New Aplitec, as collateral security for the bank loan. The Company paid the lender an upfront facility fee of $1.1 million which was amortized over the period that the loan was outstanding. Included in interest income, net for year ended June 30, 2009, is $1.1 million related to the facility fee. On October 16, 2008, the Company used internally generated funds to repay the loan in full and all collateral security arrangements were terminated.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20. RELATED PARTY TRANSACTIONS

     During the year end June 30, 2010, the Company engaged the services of PBel (Pty) Ltd (“PBEL”) to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed is the Company’s property. PBEL is jointly owned by Dr. Belamant and his son. The PBEL transaction was approved by the Company’s Audit Committee and thus Dr. Belamant did not participate in the Board’s decision to engage PBEL. During the year ended June 30, 2010, the Company paid PBEL approximately $0.2 million for software development services

     A South African trust was created in connection with the Aplitec transaction to hold the linked units. As described in note 11, as of October 16, 2008, the linked units ceased to exist. The Company did not have any interests in the trust nor did it have any involvement in the day-to-day operations of the trust. The Company paid the expenses of the trust which comprised mainly the administrative costs related to the conversion by linked unit holders to Net1 common stock. During the years ended June 30, 2009 and 2008, these expenses were approximately $0.03 million and $0.1 million, respectively. In August 2009, the trustee of the trust received written confirmation from the Master of the Court that the trust had been deregistered.

21. FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM INVESTMENT

     The Company entered into an asset swap arrangement (in the form of a $110 million 32-day call account instrument) in order to facilitate the short-term loan facility described in note 19, however this asset swap arrangement was not linked to the loan facility and did not require redemption on the same date as the repayment of the loan facility. The Company earned interest at a rate of one month US dollar London Interbank Offered Rate (“LIBOR”) plus 0.25% on this instrument. The Company gave a call notice to the obligor on September 10, 2008, and the capital of $110 million (or ZAR 1,100.7 million) and interest on this instrument was repaid on October 16, 2008. The Company has realized a foreign exchange gain of approximately $26.7 million for the year ended June 30, 2009. No hedge accounting was applied.

22. COSTS RELATED TO JSE LISTING

     The Company completed its inward listing, a secondary listing, on the JSE in South Africa on October 8, 2008. The Company did not issue any additional shares in connection with the listing, however, the listing did result in a trigger event which converted all of the Company’s special convertible preferred stock to common stock (see note 11). The Company’s selling, general and administration expense includes the costs incurred related to the listing on the JSE.

The table below presents the costs incurred in connection with JSE listing during the year ended June 30, 2009:

June 30,
2009
Advisory fee to sponsor	$122
Legal fees	174
Regulatory and filing fees	93
Printing	47
Accounting fees	27
Other	32
Total costs related to JSE listing	$495

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2010, 2009 and 2008
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23. UNAUDITED QUARTERLY RESULTS

     The following tables contain selected unaudited consolidated statements of (loss) income for each quarter of fiscal 2010 and 2009:

		Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2010	2010	2009	2009	YTD
	(In thousands except per share data)

Revenue	$68,695	$72,291	$73,864	$65,514	$280,364
Operating (loss) income	(12,835)	26,859	29,419	26,368	69,811
Net (loss) income attributable to Net1	$(17,007)	$18,772	$19,284	$17,941	$38,990
(Loss) Earnings per share
Basic (loss) earnings per share, in $	(0.37)	0.41	0.43	0.37	0.84
Diluted (loss) earnings per share, in $	(0.37)	0.41	0.42	0.37	0.84

		Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2009	2009	2008	2008	YTD
	(In thousands except per share data)

Revenue	$61,621	$55,878	$61,388	$67,935	$246,822
Operating income	22,479	20,873	22,805	27,278	93,435
Net income attributable to Net1	$18,216	$14,379	$27,762	$26,244	$86,601
Earnings per share
Basic earnings per share, in $	0.33	0.26	0.49	0.45	1.53
Diluted earnings per share, in $	0.33	0.26	0.49	0.45	1.53

24. SUBSEQUENT EVENTS

     On August 24, 2010, the Company entered into a new service level agreement with the South African Social Security Agency (“SASSA”) which replaces its previous SASSA contract that expired on June 30, 2010. The new agreement is retroactively effective from July 1, 2010 and expires on March 31, 2011. Under the new contract, the Company will continue to provide its social welfare grants distribution service to SASSA in five of South Africa’s nine provinces. As was the case with the Company's previous contact with SASSA the new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. However, the new contract provides for a reduction in both the level of the transaction fee per beneficiary paid and the guaranteed minimum number of beneficiaries. Because the Company continues to derive a substantial percentage of its revenues from the SASSA contract, it expects that the terms of the new contract will materially reduce its revenues, operating income, net income and cash flow for the year ended June 30, 2011.

*********************