Form 10-Q
period 2010-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2010-11-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ To______________

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
YES [ ] NO [X]

As of October 31, 2010 (the latest practicable date), 45,392,353 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2010 and June 30, 2010	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009	3
	Unaudited Condensed Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2010	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2010 and 2009	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	36
Item 6.	Exhibits	37
Signatures		37
EXHIBIT 2.1
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2010	2010
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,161	$153,742
Pre-funded social welfare grants receivable (Note 2)	4,597	6,660
Accounts receivable, net of allowances of – September: $885; June: $807	37,225	41,854
Finance loans receivable, net of allowances of – September: $-; June: $-	5,523	4,221
Deferred expenditure on smart cards	2	-
Inventory (Note 3)	6,144	3,622
Deferred income taxes	18,546	16,330
Total current assets before settlement assets	272,198	226,429
Settlement assets	107,407	83,661
Total current assets	379,605	310,090
OTHER LONG-TERM ASSETS, including available for sale securities (Note 4)	8,130	7,423
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF – September: $39,683; June: $35,271	7,637	7,286
EQUITY-ACCOUNTED INVESTMENTS (Note 4)	2,376	2,598
GOODWILL (Note 6)	83,203	76,346
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – September: $41,477; June: $34,226 (Note 5)	71,646	68,347
TOTAL ASSETS	552,597	472,090
LIABILITIES
CURRENT LIABILITIES
Accounts payable	5,175	3,596
Other payables	58,847	50,855
Income taxes payable	9,330	3,476
Total current liabilities before settlement obligations	73,352	57,927
Settlement obligations	107,407	83,661
Total current liabilities	180,759	141,588
DEFERRED INCOME TAXES	43,766	38,858
OTHER LONG-TERM LIABILITIES, including non-controlling interest loans	4,413	4,343
TOTAL LIABILITIES	228,938	184,789
COMMITMENTS AND CONTINGENCIES	-	-
EQUITY
NET1 EQUITY:
COMMON STOCK (Note 7) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 45,392,353; June: 45,378,397	59	59
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2010: -; 2009: -	-	-
ADDITIONAL PAID-IN-CAPITAL	134,841	133,543
TREASURY SHARES, AT COST: September: 13,149,042; June: 13,149,042	(173,671)	(173,671)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(38,906)	(66,396)
RETAINED EARNINGS	399,772	392,343
TOTAL NET1 EQUITY	322,095	285,878
NON-CONTROLLING INTEREST	1,564	1,423
TOTAL EQUITY	323,659	287,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,597	$472,090

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2010	2009
	(In thousands, except per share data)
REVENUE	$64,283	$65,514
EXPENSE
Cost of goods sold, IT processing, servicing and support	18,067	16,827
Selling, general and administration	30,326	17,740
Depreciation and amortization	4,904	4,579
OPERATING INCOME	10,986	26,368
INTEREST INCOME, net	2,836	2,371
INCOME BEFORE INCOME TAXES	13,822	28,739
INCOME TAX EXPENSE – (Note 11)	6,207	11,031
NET INCOME FROM CONTINUING OPERATIONS BEFORE LOSS FROM EQUITY- ACCOUNTED INVESTMENTS	7,615	17,708
LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 4)	(216)	(111)
NET INCOME	7,399	17,597
ADD: NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(30)	(344)
NET INCOME ATTRIBUTABLE TO NET1	$7,429	$17,941
Net income per share, in United States dollars (Note 8)
Basic earnings attributable to Net1 shareholders	$0.16	$0.37
Diluted earnings attributable to Net1 shareholders	$0.16	$0.37

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
			Number of				Accumulated
					Additional		other		Non-
	Number of		Treasury	Treasury	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	(loss) income	Equity	Interests	Total

Balance – July 1, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301
Restricted stock granted	13,956
Loan portion related to options					20					20
Stock-based compensation charge					1,438					1,438
Utilization of APIC pool related to vested restricted stock					(160)					(160)
Comprehensive income (loss), net of taxes:
Net income (loss)						7,429		7,429	(30)	$7,399
Other comprehensive income (loss):
Movement in foreign currency translation reserve							27,490	27,490	171	27,661

Balance – September 30, 2010	58,541,395	$59	(13,149,042)	$(173,671)	$134,841	$399,772	$(38,906)	$322,095	$1,564	$323,659

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2010	2009
	(In thousands)

Net income	$7,429	$17,597

Other comprehensive income, net of taxes:
Movement in foreign currency translation reserve	27,490	13,585
Total other comprehensive income, net of taxes	27,490	13,585

Comprehensive income	34,919	31,182
Add comprehensive loss attributable to non-controlling interest	(141)	(246)
Comprehensive income attributable to Net1	$35,060	$31,428

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$7,399	$17,597
Depreciation and amortization	4,904	4,579
Loss from equity-accounted investments	216	111
Fair value adjustments	(3,106)	(142)
Interest payable	73	78
Profit on disposal of property, plant and equipment	(5)	(1)
Stock-based compensation charge	1,438	1,422
Decrease in accounts receivable, pre-funded social welfare
grants receivable and finance loans receivable	10,957	5,529
Increase in deferred expenditure on smart cards	(2)	(30)
(Increase) Decrease in inventory	(2,102)	1,015
Increase in accounts payable and other payables	6,025	25
Increase in taxes payable	5,134	6,211
(Decrease) Increase in deferred taxes	(773)	575
Net cash provided by operating activities	30,158	36,969
Cash flows from investing activities
Capital expenditures	(768)	(641)
Proceeds from disposal of property, plant and equipment	7	49
Advance of loans to equity-accounted investment	(375)	-
Repayment of loan by equity-accounted investment	373	-
Net change in settlement assets	(15,544)	-
Net cash used in investing activities	(16,307)	(592)
Cash flows from financing activities
Loan portion related to options	20	720
Treasury stock acquired	-	(126,304)
Net change in settlement obligations	15,544	-
Repayment of loans	-	(137)
Net cash generated from (used in) financing activities	15,564	(125,721)
Effect of exchange rate changes on cash	17,004	7,870
Net increase (decrease) in cash and cash equivalents	46,419	(81,474)
Cash and cash equivalents – beginning of period	153,742	220,786
Cash and cash equivalents – end of period	$200,161	$139,312

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three Months Ended September 30, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.       Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

          References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          Translation of foreign currencies

          The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have the euro, Russian ruble or Indian rupee as their functional currency. The current rate method is used to translate the financial statements of the Company to US dollar. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in total equity.

          Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in income for the period.

          Recent accounting pronouncements adopted

          On July 1, 2010, the Company adopted the new Financial Accounting Standards Board (“FASB”) guidance on the consolidation of variable interest entities. This guidance changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to such involvement. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

          On July 1, 2010, the Company adopted the new FASB guidance issued on the accounting for transfers of financial assets. This guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognizing financial assets, and requires additional disclosures. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

1.       Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements adopted (continued)

          On July 1, 2010, the Company adopted the new FASB guidance on revenue recognition in multiple-deliverable revenue arrangements. The guidance amended the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The guidance replaced the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity specific assumptions rather than the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. It also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements for the periods presented..

          On July 1, 2010, the Company adopted the new FASB guidance which amended the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that the company adopts the amended guidance for arrangements with multiple deliverables described in the preceding paragraph. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements for the periods presented.

          On July 1, 2010, the Company adopted new FASB guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements for the periods presented.

          Recent accounting pronouncements not yet adopted as of September 30, 2010

In July 2010, the FASB issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. These changes will not have an impact on the Company’s condensed consolidated financial results as this guidance only relates to additional disclosures.

2.       Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2010 payment service commenced during the last four days of September 2010 and was offered at merchant locations only.

3.       Inventory

          The Company’s inventory comprised the following categories as of September 30, 2010 and June 30, 2010.

	September 30,	June 30,
	2010	2010

Raw materials	$160	$75
Finished goods	5,984	3,547
	$6,144	$3,622

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

                    Currency exchange risk

          The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and US dollar. The Company uses foreign exchange forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand. In addition, during the first quarter of fiscal 2011, the Company entered into foreign exchange forward contracts in order to hedge the fluctuations in the ZAR/ US dollar related to the anticipated flow of funds from South Africa to the United States to fund a portion of the KSNET, Inc. (“KSNET”) purchase price.

          The Company’s outstanding foreign exchange contracts are as follows:

          As of September 30, 2010

Fair market
Notional amount	Strike price	value price	Maturity
EUR 480,000	ZAR 9.7960	ZAR 9.5740	November 10, 2010
EUR 288,000	ZAR 9.4669	ZAR 9.5356	October 15, 2010
ZAR 460,000,000	USD 0.1397	USD 0.1432	October 1, 2010
ZAR 460,000,000	USD 0.1401	USD 0.1426	October 1, 2010

          As of September 30, 2009

          None.

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

4.       Fair value of financial instruments and equity-accounted investments (continued)

          Fair value of financial instruments (continued)

               Risk management (continued)

                    Equity price and liquidity risk

          Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. On March 1, 2009, the Company acquired approximately 22% of the issued share capital of Finbond Group Limited (“Finbond”), which are exchange-traded equity securities. The fair value of these securities as of September 30, 2010, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound. The market price of these securities may fluctuate for a variety of reasons, consequently, the amount the Company may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

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

          The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of September 30, 2010, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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

4.       Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock
(available for sale assets included in
OTHER LONG-TERM ASSETS)	-	-	$8,009	$8,009
Total assets at fair value	-	-	$8,009	$8,009

Liabilities
Foreign exchange contracts	-	$2,746	-	$2,746
Total liabilities at fair value	-	$2,746	-	$2,746

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

          During the three months ended September 30, 2010, SmartSwitch Namibia commenced repaying outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in our condensed consolidated balance sheet as of September 30, 2010, and reduce this balance. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in our condensed consolidated statement of cash flows for the three months ended September 30, 2010.

4.       Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis (continued)

          In July 2010, the Company provided additional loan funding of $375,000 for a specific growth initiative at VTU Colombia. As of September 30, 2010, the Company’s share in VTU Colombia’s accumulated losses continued to exceed its investment. VTU Colombia’s other shareholders are providing short-term funding for continued operations and the Company has no obligation to provide any additional funding at this stage.

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

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2010 and September 30, 2010:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2010	$3,549	$2,512	$(3,905)	$442	$2,598
Loans provided		375			375
Loan repaid		(441)			(441)
(Loss) Earnings from equity- accounted investments	-	-	(302)	86	(216)
SmartSwitch Namibia(1)	-	-	20	24	44
SmartSwitch Botswana(1)	-	-	(54)	62	8
VTU Colombia	-	-	(245)	-	(245)
VinaPay	-	-	(23)	-	(23)
Foreign currency adjustment(2)	225	179	(298)	(46)	60
Balance as of September 30, 2010	$3,774	$2,625	$(4,505)	$482	$2,376

          (1) – includes the recognition of realized net income.
          (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

          There were no significant sales to these investees that require elimination during the three months ended September 30, 2010 and 2009.

5.       Goodwill and intangible assets

          Goodwill

          Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2010.

Carrying
value

Balance as of June 30, 2010	$76,346
Foreign currency adjustment (1)	6,857
Balance as of September 30, 2010	$83,203

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar on the carrying value of goodwill.

5.       Goodwill and intangible assets (continued)

          Goodwill (continued)

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September	June 30,
	30, 2010	2010

Transaction-based activities	$41,221	$37,568
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	41,982	38,778
Total	$83,203	$76,346

          Intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2010 and June 30, 2010:

	As of September 30, 2010			As of June 30, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$85,998	$(27,673)	$58,325	$77,452	$(22,519)	$54,933
Software and unpatented technology	12,121	(2,484)	9,637	11,047	(1,343)	9,704
FTS patent	5,494	(5,354)	140	5,007	(4,880)	127
Exclusive licenses	4,506	(4,103)	403	4,506	(3,941)	565
Trademarks	4,132	(1,645)	2,487	3,766	(1,411)	2,355
Customer database	872	(218)	654	795	(132)	663
Total finite-lived intangible assets	$113,123	$(41,477)	$71,646	$102,573	$(34,226)	$68,347

          Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2010, was approximately $3.9 million (three months ended September 30, 2009, was approximately $3.6 million).

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on September 30, 2010, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2011	$15,819
2012	15,256
2013	13,637
2014	10,925
2015	$10,925

6.       Short-term facilities

          As of September 30, 2010, the Company had a short-term facility in South African Rand of approximately $35.8 million, translated at exchange rates applicable as of September 30, 2010, with Nedbank Limited (“Nedbank”). As of September 30, 2010, the overdraft rate on this facility was 8.35% . Certain of the Company’s South African subsidiaries have provided a cross deed of suretyship whereby each of these companies has bound itself as surety and co-principal debtor with each other for the fulfillment of each other's obligations under the facility. These South African subsidiaries have agreed that any debit and credit bank account balances with Nedbank may be set off against each other. Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $19.3 million, translated at exchange rates applicable as of September 30, 2010, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of September 30, 2010, the Company had utilized none of its South African short-term facility.

6.       Short-term facilities (continued)

          In addition, Net1 UTA had short-term facilities of approximately $1.4 million, translated at exchange rates applicable as of September 30, 2010, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of September 30, 2010, the Company had utilized none of its Austrian short-term facilities.

          Management believes that the Company’s current short-term facilities are sufficient in order to meet its future obligations as they arise.

7.       Capital structure

          The Company’s capital structure is described in Note 11 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

          Common stock repurchases

          During the three months ended September 30, 2010, the Company did not repurchase any shares. On July 28, 2009, the Company repurchased an aggregate of 9,221,526 shares of its common stock from two shareholders, who originally acquired their shares in connection with the Aplitec transaction. The purchase price was $13.50 (ZAR 105.98) per share and was paid from the Company’s cash reserves in ZAR for an aggregate purchase price of $124.5 million (ZAR 977.3 million).

8.       Earnings per share

          Basic earnings per share includes restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2010 and 2009, reflects only undistributed earnings.

          Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended September 30, 2010 and 2009, includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of September 30, 2010 and 2009, the vesting conditions in respect of a portion of the awards had been satisfied.

          The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three months ended September 30, 2010 and 2009.

	Three months ended
	September 30,
	2010	2009
	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,384	48,815
Weighted average effect of dilutive securities: employee stock options	32	103
Weighted average number of outstanding shares of common stock – diluted	45,416	48,918

9.       Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the three months ended September 30, 2010, and 2009:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value

Outstanding – July 1, 2010	1,813,656	$19.76	7.41	$585

Outstanding – September 30, 2010	1,813,656	$19.76	7.16	$366

Outstanding – July 1, 2009	1,896,994	$19.03	8.30	$1,576
Exercised	(83,338)	-	-	$1,667
Outstanding – September 30, 2009	1,813,656	$19.76	8.20	$5,135

          No stock options became exercisable during the three months ended September 30, 2010 and 2009.

          No stock options were exercised during the three months ended September 30, 2010. During the three months ended September 30, 2009, the Company received approximately $0.3 million from stock options exercised and approximately $0.4 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

               Restricted stock

          The following table summarizes restricted stock activity for the three months ended September 30, 2010, and 2009:

		Weighted
	Number of	Average
	Shares of	Grant
	Restricted	Date Fair
	Stock	Value
Non-vested – July 1, 2010	407,828	-
Granted – August 2010	13,956	$185
Vested – September 2010	(201,704)	-
Non-vested – September 30, 2010	220,080	-

Non-vested – July 1, 2009	597,162	-
Granted – August 2009	10,098	$185
Vested – September 2009	(198,338)	-
Non-vested – September 30, 2009	408,922	-

          The fair value of restricted stock vested during the three months ended September 30, 2010 and 2009, was $2.3 million and $3.8 million, respectively.

9.       Stock-based compensation (continued)

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $1.4 million for each of the three months ended September 30, 2010 and 2009, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended September 30, 2010
Stock-based compensation charge	$1,437	$51	$1,386
Total – Three months ended September 30, 2010	$1,437	$51	$1,386

Three months ended September 30, 2009
Stock-based compensation charge	$1,422	$51	$1,371
Total – Three months ended September 30, 2009	$1,422	$51	$1,371

          The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of September 30, 2010, the total unrecognized compensation cost related to stock options was approximately $4.0 million, which the Company expects to recognize over approximately three and a half years. As of September 30, 2010, the total unrecognized compensation cost related to restricted stock awards was approximately $3.4 million, which the Company expects to recognize over approximately one year.

          As of September 30, 2010, the Company has recorded a deferred tax asset of approximately $0.8 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

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

          The Transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government, transaction processing for retailers, utilities, medical-related claim service customers and banks and transaction fees generated from UEPS-enabled smartcards used in Iraq. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three months ended September 30, 2010, there was one such customer providing 60% of total revenue (the three months ended September 30, 2009: there was one such customer providing 72% of total revenue).

          The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

          The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates initiation and services fees.

10.       Operating segments (continued)

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

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2010	2009

Revenues to external customers
Transaction-based activities	$44,892	$44,978
Smart card accounts	7,970	8,074
Financial services	1,248	792
Hardware, software and related technology sales	10,173	11,670
Total	64,283	65,514
Inter-company revenues
Transaction-based activities	936	1,031
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	262	518
Total	1,198	1,549
Operating income
Transaction-based activities	17,776	26,668
Smart card accounts	3,622	3,670
Financial services	929	531
Hardware, software and related technology sales	(2,660)	(1,713)
Corporate/Eliminations	(8,681)	(2,788)
Total	10,986	26,368
Interest earned
Transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	3,084	2,647
Total	3,084	2,647
Interest expense
Transaction-based activities	226	265
Smart card accounts	-	-
Financial services	-	1
Hardware, software and related technology sales	1	2
Corporate/Eliminations	21	8
Total	$248	$276

10.       Operating segments (continued)

	Three months ended
	September 30,
	2010	2009

Depreciation and amortization
Transaction-based activities	$2,176	$1,481
Smart card accounts	-	-
Financial services	133	123
Hardware, software and related technology sales	2,421	2,686
Corporate/Eliminations	174	289
Total	4,904	4,579

Income taxation expense
Transaction-based activities	4,960	7,512
Smart card accounts	1,014	1,027
Financial services	260	149
Hardware, software and related technology sales	(596)	34
Corporate/Eliminations	569	2,309
Total	6,207	11,031

Net income
Transaction-based activities	12,623	18,966
Smart card accounts	2,610	2,643
Financial services	669	381
Hardware, software and related technology sales	(2,061)	(1,733)
Corporate/Eliminations	(6,412)	(2,316)
Total	7,429	17,941

Segment assets
Total	552,597	424,306

Expenditures for long-lived assets
Transaction-based activities	693	416
Smart card accounts	-	-
Financial services	59	60
Hardware, software and related technology sales	16	165
Corporate/Eliminations	-	-
Total	$768	$641

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

11.       Income tax in interim periods

          For the purposes of interim financial reporting, the Company determines the appropriate income tax provision by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income. This amount is then adjusted for the tax effect of significant unusual or extraordinary items, for instance non-deductible transaction-related expenses, that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate, if and when applicable, on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

          For the three months ended September 30, 2010, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended September 30, 2010, was 44.9% as a result of non-deductible expenses, including transaction-related expenses relating to the acquisition of KSNET.

11.       Income tax in interim periods (continued)

          The Company increased its unrecognized tax benefits by $0.1 million during the three months ended September 30, 2010. As of September 30, 2010, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

          The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Austria, the Russian Federation and in the US federal jurisdiction. As of September 30, 2010, the Company is no longer subject to income tax examination by the South African Revenue Service for years before September 30, 2007. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

12.       Subsequent events

          On October 29, 2010, the Company acquired KSNET for KRW 270 billion (approximately $240 million based on exchange rates on October 29, 2010). The acquisition of KSNET expands the Company’s international footprint as well as diversifies the Company’s revenue, earnings and product portfolio. The combination is expected to capitalize on multiple revenue synergies and provide an established base in Asia for further business development activities in the region.

          The Company financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year senior secured loan facility provided by a consortium of banks under a facilities agreement (the “Facilities Agreement”). The Facilities Agreement provides for three separate facilities: a Facility A loan to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. The loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of the Company’s subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, the Company or any of our subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

          The Company incurred transaction-related expenditures of $3.2 million during the three months ended September 30, 2010, related to this acquisition and expects to incur additional such expenses during the three months ending December 31, 2010. The Company is currently unable to quantify the amount of these additional expenditures.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

          Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2010, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Business Developments During Fiscal 2011

               South Africa

          New SASSA contract

          On August 24, 2010, we entered into a new service level agreement with SASSA which replaced our previous SASSA contract that expired on June 30, 2010. The new agreement is retroactively effective from July 1, 2010 and expires on March 31, 2011. Under the contract, we continue to provide our social welfare grants distribution service to SASSA in five of South Africa’s nine provinces (KwaZulu-Natal, Limpopo, North West, Northern Cape and Eastern Cape). As was the case with our previous contract, the new contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. However, the new contract provides for a reduction in both the level of the transaction fee per beneficiary paid and the guaranteed minimum number of beneficiaries.

          As we previously announced when we signed the new contract, we continue to derive a substantial percentage of our revenues from our SASSA contract, and thus we expect that its terms will materially reduce our revenues, operating income, net income and cash flow for fiscal 2011, unless we are able to offset reduced fees from SASSA by increasing our revenues from our other business activities, reducing expenses, or both.

          EasyPay Kiosk pilot project

          In September 2010, we launched our EasyPay Kiosk, or EP Kiosk, pilot project at select locations in the Gauteng province of South Africa. The EP Kiosk enables users to purchase prepaid electricity and airtime and perform any post paid bill payment service requirements using the interactive user-friendly touch screen kiosk interface. The user will also be able to transfer prepaid voucher value to other mobile phone users. Users can register their own prepaid voucher wallet on the EP Kiosk, with access to the wallet guaranteed via biometric identification of the user at time of registration. A five digit personal identification number, or PIN, is also required by the user so as to facilitate transactions done via their own mobile phones or via the website.

          The EP Kiosk is a cash-acceptor and does not issue change, rather it issues a prepaid value voucher in lieu of change which can be used to purchase prepaid electricity and airtime or perform any post paid bill payment service requirements through an EP Kiosk or via the internet.

          The pilot project will last until the end of the second quarter of fiscal 2011 at which time we will assess whether the EP Kiosk is a viable business medium.

               Outside South Africa

          Acquisition of KSNET, Inc., or KSNET, in the Republic of Korea

          On October 29, 2010, we acquired 98.73% of KSNET, a leading Republic of Korea payment processor, for KRW 270 billion (approximately $240 million based on October 29, 2010 exchange rates). Most of KSNET’s revenue is derived from the provision of payment processing services to approximately 200,000 merchants and to card issuers in Korea through its value-added network, or VAN. KSNET has a diverse product offering and we believe it is the only total payments solutions provider offering card VAN, payment gateway and banking VAN services in Korea, which differentiates KSNET from other Korean payment solution providers and allows it to cross-sell its products across its customer base.

          The acquisition of KSNET expands our international footprint as well as diversifies our revenue, earnings and product portfolio. The combination is expected to capitalize on multiple revenue synergies and provide an established base in Asia for further business development activities in the region.

          The African Continent and Iraq

          During the first quarter of fiscal 2011, we recorded revenue from transaction fees and the delivery of UEPS-enabled smartcards under our contract with the government of Iraq. We expect to generate ongoing revenues from transaction fees under our Iraqi contract and from smart card sales during the second quarter of fiscal 2011. We have entered the second phase of our initiative in Ghana and now generate recurring income in the form of hardware and software maintenance fees.

          We continue to service our current customers on the African continent and in Iraq. Our UETS business unit continued its business development efforts in multiple new countries on the African continent during the quarter.

          During the first quarter of fiscal 2011, SmartSwitch Namibia generated incremental transaction fees from prepaid airtime and electricity transactions and transactions conducted between Namibian merchants and UEPS-enabled smartcards. SmartSwitch Botswana generated transaction fees during the first quarter of fiscal 2011 from the payment of food voucher grants. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during the second quarter of fiscal 2011.

          SmartSwitch Namibia is no longer dependent on shareholder funding and commenced repayment of its shareholder loans and interest during the first quarter of fiscal 2011. We expect SmartSwitch Botswana to commence the repayment of shareholder loan funding and interest during the second quarter of fiscal 2011.

          Net 1 Universal Technologies (Austria) AG, or Net1 UTA

          Net1 UTA’s operations are seasonal and the first quarter and third quarters are historically its weakest. Growth at Net1 UTA during the first quarter of fiscal 2011 continued to be adversely impacted by our transitioning of its business model from a hardware and software sale-oriented model to one which generates recurring transaction fees, as well as by challenging economic conditions in Eastern Europe. During the first quarter of fiscal 2011 we sold hardware and software licenses to a customer in Uzbekistan.

          Net1 Virtual Card

          We launched our VCPayTM, offering in the United States during the first quarter of fiscal 2011. Our mobile phone-based virtual payment card application is designed to eliminate fraud in Card-Not-Present (“CNP”) transactions. We have teamed up with MetroPCS Communications, Inc., or MetroPCS, The Bancorp Bank, a wholly-owned subsidiary of The Bancorp, Inc., FSV Payment Systems and MoneyGram International to offer a comprehensive card issuing, processing and distribution network to wireless subscribers in the United States.

          MetroPCS will offer VCpay to its prepaid customers as an application that will be pre-loaded on new smartphones or can be downloaded on select existing devices. VCpay allows a subscriber to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any CNP environment. We believe that the VCpay application is the first mobile phone-based prepaid program with no requirement for the user to have a physical card or a bank account. Subscribers can load their prepaid virtual accounts with cash at any of MoneyGram’s 40,000 U.S. agent locations, which are located in most communities including many grocery, pharmacy and convenience store chains.

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

          Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2010.

  Deferred taxation;
  Stock-based compensation;
  Intangible assets acquired through acquisitions;
  Accounts receivable and provision for doubtful debts; and
  Research and development.

          Recent accounting pronouncements adopted

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted as of September 30, 2010, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

          Recent accounting pronouncements not yet adopted as of September 30, 2010

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2010, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2010	2009	2010
ZAR : $ average exchange rate	7.3577	7.8270	7.6117
Highest ZAR : $ rate during period	7.7809	8.3187	8.3187
Lowest ZAR : $ rate during period	6.9190	7.2838	7.1731
Rate at end of period	6.9750	7.4327	7.6529

ZAR: US $ Exchange Rates

          Translation exchange rates

          We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2010 and 2009, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2010	2009	2010
Income and expense items: $1 = ZAR	7.4053	7.8153	7.6092

Balance sheet items: $1 = ZAR	6.9750	7.4327	7.6529

Results of operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in US dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. The results of operation for the three months ended September 30, 2010, include the operations of MediKredit and FIHRST, which have been allocated to our transaction-based activities operating segment.

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

          First quarter fiscal 2011 compared to the first quarter of fiscal 2010

          The following factors had an influence on our results of operations during the first quarter of fiscal 2011 as compared with the same period in the prior year:

  SASSA price and volume reductions: Our new contract with SASSA has reduced our revenue and operating income as a result of the previously announced price and volume reductions;
  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 5% compared to the ZAR during the first quarter of fiscal 2011 compared to fiscal 2010 which has had a positive impact on our reported results;
  Increased transaction volumes at EasyPay: Our reported results were favorably impacted by increased transaction volumes at EasyPay resulting from growth in value-added services;
  Increased revenue from MediKredit and FIRHST at lower operating margins than other transaction-based activity business: Our MediKredit and FIHRST acquisitions positively impacted our revenue during the first quarter of fiscal 2011, however, because MediKredit generated a modest operating loss and FIHRST has operating margin that is lower than our other transaction-based activity businesses, they negatively impacted our operating margin. The inclusion of these businesses in our results has also contributed to the increase in selling, general and administration expense;
  Increased user adoption in Iraq: Our reported results were positively impacted by increased transaction revenues from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment continues to be adversely impacted by lower revenues generated by card sales and software maintenance and development activities and fewer ad hoc sales to Iraq when compared to a year ago, partially offset by increased hardware sales by Net1 UTA;
  Intangible asset amortization related to acquisitions: Our reported results were adversely impacted by additional intangible asset amortization of approximately $0.5 million related to the acquisitions of MediKredit and FIHRST during the third quarter of fiscal 2010; and
  Non-recurring items included in selling, general and administration expense: During the first quarter of fiscal 2011, we recognized, in selling, general and administration expense, an unrealized foreign exchange loss of $2.6 million and incurred transaction-related expenses of $3.4 million, primarily for the acquisition of KSNET.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended September 30,
	2010	2009	$ %
	$ ’000	$ ’000	change
Revenue	64,283	65,514	(2)%
Cost of goods sold, IT processing, servicing and support	18,067	16,827	7%
Selling, general and administration	30,326	17,740	71%
Depreciation and amortization	4,904	4,579	7%
Operating income	10,986	26,368	(58)%
Interest income, net	2,836	2,371	20%
Income before income taxes	13,822	28,739	(52)%
Income tax expense	6,207	11,031	(44)%
Net income before loss from equity-accounted investments	7,615	17,708	(57)%
Loss from equity-accounted investments	(216)	(111)	95%
Net income	7,399	17,597	(58)%
Add: net loss attributable to non-controlling interest	(30)	(344)	(91)%
Net income attributable to us	7,429	17,941	(59)%

	In South African Rand
Table 4	(US GAAP)
	Three months ended September 30,
	2010	2009	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	476,035	512,011	(7)%
Cost of goods sold, IT processing, servicing and support	133,791	131,508	2%
Selling, general and administration	224,573	138,644	62%
Depreciation and amortization	36,315	35,786	1%
Operating income	81,356	206,073	(61)%
Interest income, net	21,001	18,530	13%
Income before income taxes	102,357	224,603	(54)%
Income tax expense	45,965	86,210	(47)%
Net income before loss from equity-accounted investments	56,392	138,393	(59)%
Loss from equity-accounted investments	(1,600)	(867)	85%
Net income	54,792	137,526	(60)%
Add: net loss attributable to non-controlling interest	(222)	(2,688)	(92)%
Net income attributable to us	55,014	140,214	(61)%

          Analyzed in ZAR, the decrease in revenue for the first quarter of fiscal 2011, was primarily due to our new SASSA contract, discussed under “—Business developments during fiscal 2011—South Africa—SASSA update” and fewer sales of hardware, software and related technology, which was partially offset by higher revenues due to the inclusion of FIHRST and MediKredit, increased transaction volumes at EasyPay and higher utilization of our UEPS system in Iraq. Analyzed in ZAR, cost of goods sold, IT processing, servicing and support for the first quarter of fiscal 2011 was higher primarily due to the inclusion of FIHRST and MediKredit.

          Analyzed in ZAR, selling, general and administration expenses increased during the first quarter of fiscal 2011 primarily due to increases in goods and services purchased from third parties and the inclusion of FIHRST’s and MediKredit’s operations. During the first quarter of fiscal 2011, selling, general and administration expense was also adversely impacted by an unrealized loss of $2.6 million (ZAR 19.1 million) on a foreign exchange contract related to an intercompany dividend from South Africa to the United States to be used to partially fund the acquisition of KSNET and transaction-related costs of $3.4 million (ZAR 24.9 million), primarily for the KSNET acquisition.

          Our operating income margin for the first quarter of fiscal 2011 and 2010 was 17% and 40%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the significant decrease is attributable to the price and volumes reductions under our SASSA contract and certain foreign exchange and transaction-related costs.

          Our direct costs of maintaining a listing on Nasdaq and obtaining a listing on the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance, fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.6 million (ZAR 4.2 million) and $0.7 million (ZAR 5.1 million) during the first quarter of fiscal 2011 and 2010, respectively.

          In ZAR, depreciation and amortization increased during fiscal 2011 primarily as a result of intangible asset amortization related to the MediKredit and FIHRST acquisitions. The intangible asset amortization and deferred tax effects related to our various acquisitions are summarized in the tables below:

	Three months ended
Table 5	September 30,
	2010	2009
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	3,664	3,324
Prism acquisition	436	413
RMT acquisition (1)	-	515
MediKredit acquisition	506	-
FIHRST acquisition	559	-
Net1 UTA acquisition	2,163	2,396

Deferred tax included in income tax expense:	1,056	883
Prism acquisition	146	138
RMT acquisition (1)	-	144
MediKredit acquisition	175	-
FIHRST acquisition	193	-
Net1 UTA acquisition	542	601
(1) – the RMT intangibles were fully amortized in fiscal 2010.

	Three months ended
Table 6	September 30,
	2010	2009
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	27,132	25,978
Prism acquisition	3,229	3,229
RMT acquisition (1)	-	4,024
MediKredit acquisition	3,745	-
FIHRST acquisition	4,140	-
Net1 UTA acquisition	16,018	18,725

Deferred tax included in income tax expense:	7,819	6,905
Prism acquisition	1,081	1,081
RMT acquisition (1)	-	1,127
MediKredit acquisition	1,294	-
FIHRST acquisition	1,430	-
Net1 UTA acquisition	4,014	4,697
(1) – the RMT intangibles were fully amortized in fiscal 2010.

          Interest on surplus cash for the first quarter of fiscal 2011 increased to $3.1 million (ZAR 22.8 million) from $2.6 million (ZAR 20.3 million) for the first quarter of fiscal 2010. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 offset by lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 10.74% per annum for the first quarter of fiscal 2010 to 9.89% per annum for the first quarter of fiscal 2011.

          Interest expense decreased during the first quarter of fiscal 2011 due to a decrease in the average rates of interest on our short-term facilities. Finance costs decreased to $0.2 million (ZAR 1.8 million) for the first quarter of fiscal 2011 from $0.3 million (ZAR 2.2 million) for the first quarter of fiscal 2010.

          Total tax expense for the first quarter of fiscal 2011 was $6.2 million (ZAR 46.0 million) compared with $11.0 million (ZAR 86.2 million) during the same period in the prior fiscal year. Our total tax expense decreased primarily due to lower taxable income resulting from the SASSA price and volume reductions and a decrease in overall profitability. Our effective tax rate for the first quarter of fiscal 2011 was 44.9%, compared to 38.4% for the first quarter of fiscal 2010. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, primarily related to the KSNET acquisition, during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

          Net loss from equity-accounted investments for the first quarter of fiscal 2011 decreased from the prior year primarily due to an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana. VTU Colombia and VinaPay continue to incur losses.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended September 30,
	2010	% of	2009	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
Transaction-based activities	44,892	70%	44,978	69%	-%
Smart card accounts	7,970	12%	8,074	12%	(1)%
Financial services	1,248	2%	792	1%	58%
Hardware, software and related technology sales	10,173	16%	11,670	18%	(13)%
Total consolidated revenue	64,283	100%	65,514	100%	(2)%
Consolidated operating income (loss):
Transaction-based activities	17,776	162%	26,668	101%	(33)%
Operating income before amortization	19,122		27,450		(30)%
Amortization of intangible assets	(1,346)		(782)		72%
Smart card accounts	3,622	33%	3,670	14%	(1)%
Financial services	929	8%	531	2%	75%
Hardware, software and related technology sales	(2,660)	(24)%	(1,713)	(6)%	55%
Operating (loss) income before amortization	(343)		829		(141)%
Amortization of intangible assets	(2,317)		(2,542)		(9)%
Corporate/eliminations	(8,681)	(79)%	(2,788)	(11)%	211%
Total consolidated operating income	10,986	100%	26,368	100%	(58)%

Table 8	In South African Rand (US GAAP)
	Three months ended September 30,
	2010		2009
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
Transaction-based activities	332,439	70%	351,516	69%	(5)%
Smart card accounts	59,020	12%	63,101	12%	(6)%
Financial services	9,242	2%	6,190	1%	49%
Hardware, software and related technology sales	75,334	16%	91,204	18%	(17)%
Total consolidated revenue	476,035	100%	512,011	100%	(7)%
Consolidated operating income (loss):
Transaction-based activities	131,637	162%	208,418	101%	(37)%
Operating income before amortization	141,609		214,529		(34)%
Amortization of intangible assets	(9,972)		(6,111)		63%
Smart card accounts	26,822	33%	28,682	14%	(6)%
Financial services	6,880	8%	4,150	2%	66%
Hardware, software and related technology sales	(19,698)	(24)%	(13,388)	(6)%	47%
Operating (loss) income before amortization	(2,539)		6,479		(139)%
Amortization of intangible assets	(17,159)		(19,867)		(14)%
Corporate/eliminations	(64,285)	(79)%	(21,789)	(11)%	195%
Total consolidated operating income	81,356	100%	206,073	100%	(61)%

          Transaction-based activities

          In ZAR, the decreases in revenue were primarily due to the new SASSA nine month contract at lower economics, which was partially offset by increased transaction volumes at EasyPay, increased utilization of our UEPS system in Iraq and the inclusion of MediKredit and FIHRST.

          Revenues for transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our transaction-based activities decreased to 40% from 59% a year ago. The decrease was primarily due to the lower revenues generated under our SASSA contract, additional intangible asset amortization related to the acquisition of MediKredit and FIHRST and lower margins in our recently-acquired transaction processing operations compared with legacy transaction-based activities, which was partially offset by increased transaction fees from the utilization of our UEPS system in Iraq.

          Pension and welfare operations:

          Our revenue and operating income related to our pension and welfare operations were impacted by our new contract discussed under “—Business developments during fiscal 2011—South Africa—SASSA update.” Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and for us as a whole.

          South African transaction processors:

          The table below presents the total volume and value processed during the first quarter of fiscal 2011 and 2010 by our transaction processors:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2010	2009	2010	2009	2010	2009
EasyPay	174,101	152,881	5,039,411	4,274,260	37,318,352	33,404,547
MediKredit	2,543	-	113,670	-	841,758	-
FIHRST	5,492	-	2,018,993	-	14,951,248	-

          Transaction processing related to our Iraqi contract continued to grow sequentially through fiscal 2010. This trend has continued into the first quarter of fiscal 2011.

          Our results for the first quarter of fiscal 2011 includes the intangible asset amortization related to our MediKredit and FIHRST acquisitions but excludes RMT’s intangible assets which were fully amortized in the third quarter of fiscal 2010. Our results for the first quarter of fiscal 2010 includes amortization related to the RMT intangible assets.

          Key statistics of our merchant acquiring system:

          The key statistics and indicators of our merchant acquiring system during the first quarter of fiscal 2011 and 2010, in each of

Table 10	Three months ended
	September 30,
	2010	2009
Province included (1)	NC, EC, KZN, L and NW	NC, EC, KZN, L and NW
Total POS devices installed	4,772	4,528
Number of participating UEPS retail locations	2,511	2,506
Value of transactions processed through POS devices during the quarter (2) (in $ ’000)	399,637	380,782
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in $ ’000)	395,479	366,786
Value of transactions processed through POS devices during the quarter (2) (in ZAR ’000)	2,940,416	2,980,378
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in ZAR ’000)	2,909,818	2,870,837
Number of grants paid through POS devices during the quarter (2)	4,819,458	4,846,515
Number of grants paid through POS devices during the completed pay cycles for the quarter (3)	4,710,596	4,675,128
Average number of grants processed per terminal during the quarter (2) .	1,008	1,082
Average number of grants processed per terminal during the completed pay cycles for the quarter (3)	985	1,044

the South African provinces where we distribute social welfare grants are summarized in the table below:

(1)	NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2)	Refers to events occurring during the quarter (i.e., based on three calendar months).
(3)	Refers to events occurring during the completed pay cycle.

          Smart card accounts

          In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,553,437 smart card-based accounts were active at September 30, 2010, compared to 3,794,827 active accounts as at September 30, 2009. The decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA.

          Operating income margin from providing smart card accounts was constant at 45% for the first quarter of fiscal 2011 and 2010.

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

          Operating income margin for the financial services segment increased to 74% for the first quarter of fiscal 2011 from 67% for the first quarter of fiscal 2010 primarily due to an increase in lending activity.

          Hardware, software and related technology sales

          The following table presents our revenue and operating income during the first quarter of fiscal 2011 and 2010:

	Three months ended
Table 11	September 30,
	2010	2009
	$ ’000	$ ’000
Revenue	10,173	11,670
Hardware, software and related technology sales excluding Net1 UTA	6,520	10,622
Net1 UTA	3,653	1,048

Operating (loss) income before amortization of intangible assets	(343)	829

Operating loss	(2,660)	(1,713)
Hardware, software and related technology sales excluding Net1 UTA	(594)	1,993
Net1 UTA	(2,066)	(3,706)
Net1 UTA excluding amortization of acquisition related intangible assets	97	(1,310)
Amortization of acquisition related intangible assets	(2,163)	(2,396)

	Three months ended
Table 12	September 30,
	2010	2009
	ZAR ’000	ZAR ’000
Revenue	75,334	91,204
Hardware, software and related technology sales excluding Net1 UTA	48,282	83,014
Net1 UTA	27,052	8,190

Operating (loss) income before amortization of intangible assets	(2,539)	6,479

Operating loss	(19,698)	(13,388)
Hardware, software and related technology sales excluding Net1 UTA	(4,398)	15,575
Net1 UTA	(15,300)	(28,963)
Net1 UTA excluding amortization of acquisition related intangible assets	718	(10,238)
Amortization of acquisition related intangible assets	(16,018)	(18,725)

          The decrease in revenue was primarily due to lower revenues generated by card sales and software maintenance and development, as well as lower ad hoc hardware sales to Iraq in 2011 as compared with the prior year, which was offset marginally by increased hardware sales by Net1 UTA. In ZAR, the decrease in operating income was primarily due to lower sales activity

          As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia and SmartSwitch Botswana), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS and DUET technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate our portion of the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affect our revenues and operating income in this segment from period to period.

          Corporate/eliminations

          The increase in our corporate expenses resulted from higher corporate head office-related expenditure, including the effects of inflation in South Africa, stock-based compensation charges, transaction related expenditures of $3.4 million (ZAR 24.9 million) and a unrealized foreign exchange loss on a foreign exchange contract of $2.6 million (ZAR 19.1 million) related to an intercompany dividend from South Africa to the United States to be used to partially fund the acquisition of KSNET.

          Our corporate expenses also includes expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At September 30, 2010, our cash balances were $200.2 million, which comprised mainly ZAR-denominated balances of ZAR 1,239.6 million ($177.7 million), US dollar-denominated balances of $14.5 million and other currency deposits, primarily euro, of $8.0 million. On October 29, 2010, we used approximately $124 million of our cash to fund a portion of the KSNET purchase price.

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

          We financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year senior secured loan facility provided by a consortium of banks under a facilities agreement (the “Facilities Agreement”). The Facilities Agreement provides for three separate facilities: a Facility A loan to our wholly owned subsidiary, Net1 Applied Technologies Korea, or Net1 Korea, of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. The loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, us or any of our subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

          We have a unique cash flow cycle due to the funding mechanism under our SASSA contact and our pre-funding of merchants. Under our SASSA contract, we receive the grant funds 48 hours prior to the provision of the service and any interest we earn on these amounts is for the benefit of SASSA. In addition, we pre-fund certain merchants who facilitate the distribution of grants through our merchant acquiring system. When grants are paid at merchant locations before the start of the payment service at pay points, we pre-fund these payments to the merchants distributing the grants on our behalf. We typically reimburse these merchants within 48 hours after they distribute the grants to the social welfare beneficiaries.

          We currently believe that our cash and available credit facilities are sufficient to meet our business requirements for at least the next four quarters, including working capital requirements, capital expenditures and debt service obligations.

          Cash flows from operating activities

          Three months ended September 30, 2010

          Net cash provided by operating activities for the first quarter of fiscal 2011 was $30.2 million (ZAR 223.2 million) compared to $37.0 million (ZAR 289.1 million) for the first quarter of fiscal 2010. Our net cash from operating activities decreased primarily due to the SASSA price and volume reductions which were effective July 1, 2010.

          During the first quarter of fiscal 2011 we made additional second provisional tax payments of $1.8 million (ZAR 12.7 million) related to our 2010 tax year in South Africa. During the first quarter of fiscal 2010 we made an additional second provisional tax payment of $3.9 million (ZAR 29.6 million) related to our 2009 tax year in South Africa. See the table below for a summary of all taxes paid (refunded).

Taxes paid during the first quarter of fiscal 2011 and 2010 were as follows:

Table 13		Three months ended September 30,
	2010	2009	2010	2009
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

Taxation paid related to prior years	1,774	3,929	12,716	29,611
Taxation refunds received	(172)	(238)	(1,302)	(1,900)
Total tax paid	1,602	3,691	11,414	27,711

          We expect to pay our first provisional payments in South Africa related to our 2011 tax year in the second quarter of fiscal 2011.

          Cash flows from investing activities

          Three months ended September 30, 2010

          Cash used in investing activities for the first quarter of fiscal 2011 includes capital expenditure of $0.8 million (ZAR 5.7 million), primarily for the acquisition of kiosks to service our EasyPay Kiosk pilot project, the replacement of computer and electronic hardware and the replacement of motor vehicles.

          SmartSwitch Namibia commenced repayment of loans provided by its shareholders during the first quarter of fiscal 2010 and cash flows from investing activities for the first quarter of fiscal 2011 includes principal repayments of $0.4 million. In July 2010, we provided additional loan funding to VTU Colombia of approximately $0.4 million.

          Cash used in investing activities for the first quarter of fiscal 2010 includes capital expenditure of $0.6 million (ZAR 5.0 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

          Cash flows from financing activities

          Three months ended September 30, 2010

          There were no significant cash flows from financing activities during the first quarter of fiscal 2011.

          During the first quarter of fiscal 2010 we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A. and its investment entities affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million). In addition, we incurred costs of approximately $0.5 million (ZAR 3.9 million) related to the repurchase of these shares. During the first quarter of fiscal 2010, we also paid $1.3 million on account of shares we repurchased on June 30, 2009, under our share buy-back program. We also received $0.7 (ZAR 5.5 million) from employees exercising stock options and repaying loans.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          We discuss our capital expenditures during the first quarter of fiscal 2011 under – “Liquidity and capital resources –Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.1 million as of September 30, 2010. We anticipate that capital spending for the second quarter of fiscal 2011 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants and provide a switching service through EasyPay. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for leased premises as well as other commitments are as follows:

Table 14	Payments due by Period, as at September 30, 2010 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest-bearing liabilities	$4,413	-	-	-	$4,413
Operating lease obligations	7,017	$3,388	$2,897	$732	-
Purchase obligations	2,960	2,960	-	-	-
Capital commitments	7	7	-	-	-
Total	$14,397	$6,355	$2,897	$732	$4,413

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. In addition, during the first quarter of fiscal 2011, we entered into foreign exchange contracts in order to hedge the fluctuations in the ZAR/ US dollar related to the anticipated flow of funds from South Africa to the United States to fund a portion of the KSNET purchase price. As of September 30, 2010 and 2009, our outstanding foreign exchange contracts were as follows:

          As of September 30, 2010

Fair market
Notional amount	Strike price	value price	Maturity
EUR 480,000	ZAR 9.7960	ZAR 9.5740	November 10, 2010
EUR 288,000	ZAR 9.4669	ZAR 9.5356	October 15, 2010
ZAR 460,000,000	USD 0.1397	USD 0.1432	October 1, 2010
ZAR 460,000,000	USD 0.1401	USD 0.1426	October 1, 2010

          As of September 30, 2009

          None.

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

          Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited, which are exchange-traded equity securities. The fair value of these securities as of September 30, 2010, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

          The following table summarizes our exchange traded equity securities with equity price risk as of September 30, 2010. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of September 30, 2010 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of September 30, 2010
Table 15
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	8,009	10%	8,810	0.25%
	8,009	(10)%	7,208	(0.25)%

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

          See Item 1A RISK FACTORS in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, for a discussion of our risk factors. In addition, we have identified the following risk factors related to our recent acquisition of KSNET:

          We will face challenges in integrating KSNET into our company and we will likely not include KSNET in our internal control certification and attestation for fiscal 2011.

          On October 29, 2010, we acquired KSNET, a large payment processor in the Republic of Korea for 270 million KRW, or approximately $240 million (based on October 29, 2010 exchange rates). This acquisition was the largest acquisition we have effected to date. Integrating KSNET into our company will require significant attention from our senior management which may divert their attention from our day to day business. The difficulties of integration may be increased by geographical distance between South Africa and Korea, language and cultural differences and the necessity of retaining and integrating personnel, including KSNET’s key employees. In addition, our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2011, will likely exclude the operations of KSNET. If we are unable to successfully integrate KSNET’s operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

          We incurred secured debt on October 29, 2010, to fund the acquisition of KSNet which requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

          We financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year secured loan facility under the Facilities Agreement. The loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. Although these covenants only apply to our Korean subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default under the Facilities Agreement and the indebtedness thereunder could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

          Our ability to operate KSNET successfully will depend on the continued services of KSNET’s employees.

          We will rely on the continued services of the existing KSNET’s management team. The services of these individuals will be important to the continued growth and success of the KSNET business and to our ability to integrate KSNET with the rest of our company. If we were to lose the services of these key employees, our ability to operate KSNET successfully would likely be materially and adversely impacted.

Item 6. Exhibits

          The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
2.1

Share Purchase Agreement, dated as of September 14, 2010, by and among the Company, Payment Services Asia LLC and H&Q NPS Van Investment, Ltd. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 16, 2010)

10.51

Senior Facilities Agreement dated October 29, 2010, between Net 1 Applied Technologies Korea, as borrower, Hana Daetoo Securities Co., Ltd., as mandated lead arranger, Shinhan Bank and Woori Bank, as co-arrangers, the financial institutions listed therein as original lenders and Hana Bank, as agent and security agent (incorporated by reference to Exhibit 10.51 to our Form 8-K filed on November 3, 2010)

10.52*	Service Level Agreement, dated as of August 24, 2010, between the South African Social Security Agency and Cash Paymaster Services (Pty) Limited, a wholly-owned subsidiary of the Company
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32	Certification pursuant to 18 USC Section 1350

* Confidential treatment is being requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2010.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director