Form 10-Q/A
period 2010-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2010-11-12
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

     The sole purpose of this amendment on Form 10-Q/A to Net 1 UEPS Technologies, Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010 (“the Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

     No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

          The following exhibits are filed as part of this Form 10-Q

Exhibit Number	Description
2.1 ^	Share Purchase Agreement, dated as of September 14, 2010, by and among the Company, Payment Services Asia LLC and H&Q NPS Van Investment, Ltd. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 16, 2010)
10.51^	Senior Facilities Agreement dated October 29, 2010, between Net 1 Applied Technologies Korea, as borrower, Hana Daetoo Securities Co., Ltd., as mandated lead arranger, Shinhan Bank and Woori Bank, as co-arrangers, the financial institutions listed therein as original lenders and Hana Bank, as agent and security agent (incorporated by reference to Exhibit 10.51 to our Form 8-K filed on November 3, 2010)
10.52* ^	Service Level Agreement, dated as of August 24, 2010, between the South African Social Security Agency and Cash Paymaster Services (Pty) Limited, a wholly-owned subsidiary of the Company
31.1 ^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2 ^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32 ^	Certification pursuant to 18 USC Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Confidential treatment is being requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Securities and Exchange Commission.
^ Filed previously

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director