Form 10-Q
period 2010-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2011-02-03
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ To ___________________

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
YES [   ]    NO [X ]

As of January 31, 2011 (the latest practicable date), 45,535,353 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2010	2010
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,383	$153,742
Pre-funded social welfare grants receivable (Note 3)	4,772	6,660
Accounts receivable, net of allowances of – December: $1,687; June: $807	76,308	41,854
Finance loans receivable, net of allowances of – December: $-; June: $-	9,511	4,221
Inventory (Note 4)	6,986	3,622
Deferred income taxes	17,655	16,330
Total current assets before settlement assets	186,615	226,429
Settlement assets	157,448	83,661
Total current assets	344,063	310,090
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF – December: $43,635; June: $35,271	32,738	7,286
EQUITY-ACCOUNTED INVESTMENTS (Note 4)	2,452	2,598
GOODWILL (Note 6)	184,215	76,346
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – December: $48,034; June: $34,226 (Note 6)	192,022	68,347
OTHER LONG-TERM ASSETS, including available for sale securities (Note 5)	15,016	7,423
TOTAL ASSETS	770,506	472,090
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	420	-
Accounts payable	13,410	3,596
Other payables	72,941	50,855
Current portion of long-term borrowings (note 8)	7,166	-
Income taxes payable	5,553	3,476
Total current liabilities before settlement obligations	99,490	57,927
Settlement obligations	157,448	83,661
Total current liabilities	256,938	141,588
DEFERRED INCOME TAXES	62,052	38,858
LONG-TERM BORROWINGS (note 8)	107,934	-
OTHER LONG-TERM LIABILITIES, including non-controlling interest loans	5,219	4,343
TOTAL LIABILITIES	432,143	184,789
COMMITMENTS AND CONTINGENCIES	-	-
EQUITY
NET1 EQUITY:
COMMON STOCK (Note 9)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - December: 45,535,353; June: 45,378,397	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2010: -; 2009: -	-	-
ADDITIONAL PAID-IN-CAPITAL	137,614	133,543
TREASURY SHARES, AT COST: December: 13,149,042; June: 13,149,042	(173,671)	(173,671)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(38,381)	(66,396)
RETAINED EARNINGS	409,720	392,343
TOTAL NET1 EQUITY	335,341	285,878
NON-CONTROLLING INTEREST	3,022	1,423
TOTAL EQUITY	338,363	287,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$770,506	$472,090

     (A) – Derived from audited financial statements
     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$89,011	$73,864	$153,294	$139,378

EXPENSE

Cost of goods sold, IT processing, servicing and support	29,182	20,915	47,249	37,742

Selling, general and administration	28,763	18,866	59,089	36,606

Depreciation and amortization	9,092	4,664	13,996	9,243

OPERATING INCOME	21,974	29,419	32,960	55,787

INTEREST (EXPENSE) INCOME, net	(2,080)	1,893	756	4,264

INCOME BEFORE INCOME TAXES	19,894	31,312	33,716	60,051

INCOME TAX EXPENSE – (Note 13)	9,836	11,492	16,043	22,523

NET INCOME FROM CONTINUING OPERATIONS BEFORE LOSS FROM EQUITY- ACCOUNTED INVESTMENTS	10,058	19,820	17,673	37,528

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	(166)	(270)	(382)	(381)

NET INCOME	9,892	19,550	17,291	37,147

(ADD) LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(56)	266	(86)	(78)

NET INCOME ATTRIBUTABLE TO NET1	$9,948	$19,284	$17,377	$37,225

Net income per share, in United States dollars (Note 10)
Basic earnings attributable to Net1 shareholders	$0.22	$0.43	$0.38	$0.79
Diluted earnings attributable to Net1 shareholders	$0.22	$0.42	$0. 38	$0.79

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (in thousands)
Net 1 UEPS Technologies, Inc. Shareholder

							Accumulated
			Number				other		Non-
			of		Additional		comprehensive	Total	controlling
	Number of		Treasury	Treasury	Paid-In	Retained	(loss)	Net1
	Shares	Amount	Shares	Shares	Capital	Earnings	income	Equity	Interests	Total

Balance – July 1, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301
Restricted stock granted	156,956
Loan portion related to options					20			20		20
Stock-based compensation charge					2,996			2,996		2,996
Utilization of APIC pool related to vested restricted stock					(160)			(160)		(160)
Acquisition of KSNET (note 2)								-	3,097	3,097
Acquisition of 19.90% non-controlling interest (note 2)					1,215		(290)	925	(1,809)	(884)
Comprehensive income (loss), net of taxes:
Net income (loss)						17,377		17,377	(86)	17,291
Other comprehensive income (loss):
Movement in foreign currency translation reserve							28,305	28,305	397	28,702

Balance – December 31, 2010	58,684,395	$59	(13,149,042)	$(173,671)	$137,614	$409,720	$(38,381)	$335,341	$3,022	$338,363

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income	$9,948	$19,284	$17,377	$37,225

Other comprehensive income, net of taxes:
Net unrealized loss on asset available for sale, net of tax	-	(684)	-	(684)
Movement in foreign currency translation reserve	815	(997)	28,305	12,490
Total other comprehensive income, net of taxes	815	(1,681)	28,305	11,806

Comprehensive income	10,763	17,603	45,682	49,031
(Add) Less comprehensive loss (gain) attributable to non-controlling interest	(170)	(227)	(311)	19
Comprehensive income attributable to Net1	$10,933	$17,830	$45,993	$49,012

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$9,892	$19,550	$17,291	$37,147
Depreciation and amortization	9,092	4,664	13,996	9,243
Loss from equity-accounted investments	166	270	382	381
Fair value adjustments	3,344	(29)	238	(171)
Interest payable	67	77	140	155
Profit on disposal of property, plant and equipment	(3)	3	(8)	2
Stock-based compensation charge	1,558	1,432	2,996	2,854
Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	(13,563)	491	(2,608)	5,990
(Increase) Decrease in inventory	2,168	1,671	66	2,686
Increase in accounts payable and other payables	(2,248)	(9,367)	3,777	(9,342)
Increase in taxes payable	(6,364)	(6,527)	(1,230)	(316)
(Decrease) Increase in deferred taxes	(12,165)	1,536	(12,938)	2,111
Net cash (used in) provided by operating activities	(8,056)	13,771	22,102	50,740
Cash flows from investing activities
Capital expenditures	(4,011)	(685)	(4,779)	(1,326)
Proceeds from disposal of property, plant and equipment	11	13	18	62
Advance of loans to equity-accounted investment	-	-	(375)	-
Repayment of loan by equity-accounted investment	34	-	407	-
Acquisition of KSNET, net of cash acquired	(230,225)	-	(230,225)	-
Net change in settlement assets	(31,641)	-	(47,185)	-
Net cash used in investing activities	(265,832)	(672)	(282,139)	(1,264)
Cash flows from financing activities
Loan portion related to options	-	-	20	720
Treasury stock acquired	-	-	-	(126,304)
Long-term borrowings obtained (Note 8)	116,353	-	116,353	-
Acquisition of remaining 19.9% of Net1 UTA	(594)	-	(594)	-
Repayment of short-term borrowings	419	-	419	(137)
Net change in settlement obligations	31,641	-	47,185	-
Net cash generated from (used in) financing activities	147,819	-	163,383	(125,721)
Effect of exchange rate changes on cash	(2,709)	460	14,295	8,330
Net (decrease) increase in cash and cash equivalents	(128,778)	13,559	(82,359)	(67,915)
Cash and cash equivalents – beginning of period	200,161	139,312	153,742	220,786
Cash and cash equivalents – end of period	$71,383	$152,871	$71,383	$152,871

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three and Six Months Ended December 31, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2010 and 2009 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the financial statements, accounting policies and financial notes thereto of KSNET, Inc. (“KSNET”) included in the Company’s Current Report on Form 8-K/A filed on January 12, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

          References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          The Company has included updates to its revenue recognition and income taxes accounting policies as a result of its acquisition of KSNET.

          Revenue recognition

          Card VAN

          Card value added network (“VAN”) services consist of services relating to authorization of credit card transactions including transmission of transaction details (“Authorization Service”), and collection of receipts associated with the credit card transactions (“Collection Service”). With its Authorization Service, the Company connects credit card companies with merchants online when a customer uses his/her credit card via terminals installed at merchants’ sites and the Company’s central processing server for approval of credit card transactions. Immediately after approval of credit card transactions, the Company transmits details of the transactions to credit card companies online for processing payments. Collection Service captures the transaction data and gathers receipts as documented evidence and provides them to credit card companies upon request. The Company earns service fees based on the number of transactions processed for credit card companies when services are rendered in accordance with the contracts entered into between credit card companies and the Company. The Company bills for its service charges to credit card companies each month. Each service could be provided either individually or collectively, based on terms of contracts.

          The Company charges commission fees to credit card companies for the Authorization Service provided based on the number of approvals transferred. The right to receive a service fee is due once a credit card transaction has been approved and details of the transaction are transmitted by the Company. Therefore, revenues from the Authorization Service are recognized when the credit card transactions are authorized and details of the transactions are transmitted. The Company earns a Collection Service fee once it has provided settled funds to the credit card companies. Therefore, revenue from the Collection Service is recognized when the Company collects the receipts and provides them to the card companies.

          For multi-element arrangements, the Company has identified two deliverables. The first deliverable is the Authorization Service, and the second deliverable is the Collection Service. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Revenue recognition (continued)

          Card VAN (continued)

          VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the Authorization and the Collection Service are recognized at the time of service provided the other conditions for revenue recognition have been met.

          The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company, historical pricing practices and controls, range of prices for various customers and the nature of the services. Consideration is also given to market conditions such as competitor pricing strategies and market perception.

          Banking VAN

          Banking VAN is a division supporting a company’s fund management business (large payment transfers, collections, etc.) by relaying financial transactions between client companies and financial institutions. Financial transactions between two or more business enterprises, or between business enterprises and their customers, are conducted through the transaction-processing network established between the Company and the banks. Revenue from the Banking VAN service is recognized when the service is rendered by the Company.

          Payment Gateway service (PG service)

          With its PG service, the Company provides the Internet-based settlement service between an on-line shopping mall and a credit card company when a customer uses his/her credit card, debit card or on-line payment to pay for goods or services. The Company receives fees for carrying out settlements for electronic transactions. Revenue from the PG service is recognized when the service is rendered by the Company.

          Sale of merchandise

          The Company buys terminals from manufacturers, and subsequently sells them through its agencies. Revenue is recognized when significant risks and rewards of ownership of terminals have passed to the buyer, usually on delivery of the terminals to the buyer.

          Income taxes

          Under the Corporate Income Tax Law in the Republic of Korea, corporate taxpayers are subject to corporate income taxes on taxable income at 22% (10% is applicable to the first KRW 200 million of taxable income) in tax year ended 2010. On top of the corporate income tax, a 10% resident surtax is also assessed on the corporate income tax rate; thus the statutory tax rate becomes 24.2% or 11% depending on the amount of taxable income; therefore, the income tax rate during the periods ended December 31, 2010, was 24.2% .

          Translation of foreign currencies

          The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have the euro, Russian ruble, Korean won (“KRW”) or Indian rupee as their functional currency. The current rate method is used to translate the financial statements of the Company to US dollar. Under the current rate method, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in total equity.

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

          On July 1, 2010, the Company adopted the new FASB guidance on revenue recognition in multiple-deliverable revenue arrangements. The guidance amended the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The guidance replaced the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity specific assumptions rather than the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. It also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements for the periods presented.

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

          Recent accounting pronouncements not yet adopted as of December 31, 2010

          In December 2010, the FASB issued guidance related to disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt this guidance prospectively.

          In December 2010, the FASB issued guidance regarding Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt the authoritative guidance on July 1, 2011 and is currently assessing the impact on its condensed consolidated financial statements.

2.      Acquisitions

          2011 acquisitions

               98.73% of KSNET

          On October 29, 2010, the Company acquired KSNET for KRW 270 billion (approximately $241 million based on exchange rates on October 29, 2010), subject to post-closing working capital adjustment which is still being discussed between the Company and the former shareholders of KSNET. The acquisition of KSNET expands the Company’s international footprint as well as diversifies the Company’s revenue, earnings and product portfolio. The combination is expected to capitalize on multiple revenue synergies and provide an established base in Asia for further business development activities in the region.

          Most of KSNET’s revenue is derived from the provision of payment processing services to approximately 200,000 merchants and to card issuers in Korea through its VAN. KSNET has a diverse product offering and the Company believes is the only total payments solutions provider offering card VAN, payment gateway and banking VAN services in Korea, which differentiates KSNET from other Korean payment solution providers and allows it to cross-sell its products across its customer base.

          The following table sets forth the preliminary allocation of the purchase price:

Cash and cash equivalents	$10,507
Accounts receivable, net	28,748
Inventory	2,788
Settlement assets	13,164
Long-term receivable,	288
Property, plant and equipment, net	24,052
Goodwill (note 6)	98,247
Intangible assets, net (note 6)	127,796
Other long-term assets	6,263
Trade payables	(9,643)
Other payables	(10,527)
Income taxes payable	(2,428)
Settlement obligations	(13,164)
Long-term deferred income tax liabilities	(31,063)
Other long-term liabilities	(1,199)
Total net assets of KSNET attributable to shareholders, including goodwill	243,829
Less attributable to non-controlling interest	(3,097)
Total purchase price	$240,732

          The preliminary purchase price allocation is based on management estimates as of December 31, 2010, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2011.

          The Company incurred transaction-related expenditures of $1.7 million and $5.1 million, respectively, during the three and six months ended December 31, 2010, related to this acquisition and expects to incur some additional expenses during the three months ending March 31, 2011. The Company is currently unable to quantify the amount of these additional expenditures.

2.      Acquisitions (continued)

          2011 acquisitions (continued)

               98.73% of KSNET (continued)

          The results of KSNET’s operations are reflected in the Company’s financial statements from November 1, 2010. The following pro forma revenue, net income and per share information has been prepared as if the acquisition of KSNET had occurred on July 1, 2010 and 2009, respectively:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$98,914	$97,570	$185,405	$179,621
Net income	$6,865	$14,166	$17,013	$29,400

Earnings per share – basic in United States dollars	0.15	0.31	0.37	0.62
Earnings per share – diluted in United States dollars	0.15	0.31	0.37	0.62

          The pro forma financial information presented above includes the business combination accounting and other effects from the acquisition including (1) intangibles asset amortization expense related to acquired intangibles and the related deferred tax effects; (2) the loss of interest income, net of taxation, as a result of funding a portion of the purchase price in cash; (3) an increase in interest expense resulting from the long-term borrowing obtained to fund a portion of the purchase price and (4) an adjustment to exclude all applicable transaction-related costs recognized in our condensed consolidated statements of operations. The pro forma net income and per share information presented above does not include any cost savings or other synergies that may result from the acquisition.

          The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on these dates.

               19.9% of Net1 UTA

          On December 23, 2010, the Company acquired the remaining 19.9% of the issued share capital of Net 1 Universal Technologies (Austria) AG (“Net1 UTA”) for $0.6 million in cash. The Company now owns 100% of Net1 UTA.

3.      Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2011 payment service commenced during the last four days of December 2010 and was offered at merchant locations only.

4.      Inventory

          The Company’s inventory comprised the following categories as of December 31, 2010 and June 30, 2010.

	December 31,	June 30,
	2010	2010

Raw materials	$139	$75
Finished goods	6,847	3,547
	$6,986	$3,622

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

                    Currency exchange risk

          The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and US dollar. The Company uses foreign exchange forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand. In addition, during September 2010, the Company entered into foreign exchange forward contracts, which matured in October 2010, in order to hedge the fluctuations in the ZAR/ US dollar related to the anticipated flow of funds from South Africa to the United States to fund a portion of the KSNET purchase price.

          The Company’s outstanding foreign exchange contracts are as follows: As of December 31, 2010 None As of December 31, 2009

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

5.      Fair value of financial instruments and equity-accounted investments (continued)

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

          Financial instruments

          The following section describes the valuation methodologies the Company uses to measure is significant financial asset at fair value.

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

          The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of December 31, 2010, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 according to the fair value hierarchy:

Quoted
Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock (available for sale assets included in OTHER LONG-TERM ASSETS)	-	$88	$8,404	$8,492
Total assets at fair value	-	$88	$8,404	$8,492

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

          During the three and six months ended December 31, 2010, SmartSwitch Namibia repaid outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in our condensed consolidated balance sheet as of December 31, 2010, and reduce this balance. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in our condensed consolidated statement of cash flows for the three and six months ended December 31, 2010.

          In July 2010, the Company provided additional loan funding of $375,000 for a specific growth initiative at VTU Colombia. As of December 31, 2010, the Company’s share in VTU Colombia’s accumulated losses continued to exceed its investment. VTU Colombia’s other shareholders are providing short-term funding for continued operations and the Company has no obligation to provide any additional funding at this stage.

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

5.      Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis (continued)

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2010 and December 31, 2010:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2010	$3,549	$2,512	$(3,905)	$442	$2,598
Loans provided		375			375
Loan repaid		(476)			(476)
(Loss) Earnings from equity- accounted investments	-	-	(554)	172	(382)
SmartSwitch Namibia(1)	-	-	42	44	86
SmartSwitch Botswana(1)	-	-	(94)	128	34
VTU Colombia	-	-	(449)	-	(449)
VinaPay	-	-	(53)	-	(53)
Foreign currency adjustment(2)	248	238	(81)	(68)	337
Balance as of December 31, 2010	$3,797	$2,649	$(4,540)	$546	$2,452

        (1) – includes the recognition of realized net income.
        (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

        Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended December 31, 2010:

	Loss	Elimination	Total

(Loss) Earnings from equity- accounted investments	$(252)	$86	$(166)
SmartSwitch Namibia	22	20	42
SmartSwitch Botswana	(40)	66	26
VTU Colombia	(204)	-	(204)
VinaPay	$(30)	$-	$(30)

         There were no significant sales to these investees that require elimination during the three and six months ended December 31, 2010 and 2009.

6.     Goodwill and intangible assets

        Goodwill

        Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2010.

Carrying
value

Balance as of June 30, 2010	$76,346
Acquisitions(1)	98,247
Foreign currency adjustment (2)	9,622
Balance as of December 31, 2010	$184,215

        (1) – represents goodwill arising from the acquisition of KSNET and has been translated at the foreign exchange rates applicable on the date the transactions became effective. This goodwill has been allocated to the International transaction-based activities operating segment.
        (2) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR and KRW against the US dollar on the carrying value of goodwill.

6.      Goodwill and intangible assets (continued)

          Goodwill (continued)

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December	June 30,
	31, 2010	2010

SA transaction-based activities	$43,257	$37,568
International transaction-based activities	97,189	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	43,769	38,778
Total	$184,215	$76,346

          Intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2010 and June 30, 2010:

	As of December 31, 2010			As of June 30, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships (1)	$179,452	$(31,299)	$148,153	$77,452	$(22,519)	$54,933
Software and unpatented technology (1)	40,810	(4,603)	36,207	11,047	(1,343)	9,704
FTS patent	5,765	(5,667)	98	5,007	(4,880)	127
Exclusive licenses	4,506	(4,265)	241	4,506	(3,941)	565
Trademarks (1)	8,608	(1,895)	6,713	3,766	(1,411)	2,355
Customer database	915	(305)	610	795	(132)	663
Total finite-lived intangible assets	$240,056	$(48,034)	$192,022	$102,573	$(34,226)	$68,347

(1) Includes the customer relationships, software and unpatented technology and trademarks acquired as part of the KSNET acquisition in October 2010.

          Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2010, was approximately $6.1 million and $10.3 million, respectively (three and six months ended December 31, 2009, was approximately $3.7 million and $7.3 million, respectively).

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on December 31, 2010, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2011	$24,124
2012	27,682
2013	25,982
2014	23,137
2015	$23,137

7.      Short-term facilities

          As of December 31, 2010, the Company had a short-term facility in South African rand of approximately $37.6 million, translated at exchange rates applicable as of December 31, 2010, with Nedbank Limited (“Nedbank”). As of December 31, 2010, the overdraft rate on this facility was 7.85% . Certain of the Company’s South African subsidiaries have provided a cross deed of suretyship whereby each of these companies has bound itself as surety and co-principal debtor with each other for the fulfillment of each other's obligations under the facility. These South African subsidiaries have agreed that any debit and credit bank account balances with Nedbank may be set off against each other. Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $19.6 million, translated at exchange rates applicable as of December 31, 2010, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of December 31, 2010, the Company had utilized none of its South African short-term facility.

          In addition, Net1 UTA had short-term facilities of approximately $1.3 million, translated at exchange rates applicable as of December 31, 2010, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of December 31, 2010, the Company had utilized none of its Austrian short-term facilities.

          Management believes that the Company’s current short-term facilities are sufficient in order to meet its future obligations as they arise.

8.      Long-term borrowings

          The Company financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year senior secured loan facility provided by a consortium of banks under a facilities agreement (the “Facilities Agreement”). The Facilities Agreement provides for three separate facilities: a Facility A loan to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The CD rate was 2.8% on December 31, 2011. Interest of approximately $1.3 million, translated at exchange rates applicable as of December 31, 2010, has been accrued as of December 31, 2010.

          The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. The first scheduled installment of $7.2 million, translated at exchange rates applicable as of December 31, 2010, is due on October 29, 2011, and has been classified as current in our condensed consolidated balance sheet.

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

9.      Capital structure

          The Company’s capital structure is described in Note 11 to the Company’s audited consolidated financial statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

          Common stock repurchases

          During the three and six months ended December 31, 2010, the Company did not repurchase any shares. On July 28, 2009, the Company repurchased an aggregate of 9,221,526 shares of its common stock from two shareholders, who originally acquired their shares in connection with the Aplitec transaction. The purchase price was $13.50 (ZAR 105.98) per share and was paid from the Company’s cash reserves in ZAR for an aggregate purchase price of $124.5 million (ZAR 977.3 million).

10.     Earnings per share

          Basic earnings per share includes restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2010 and 2009, reflects only undistributed earnings.

          Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and six months ended December 31, 2010 and 2009, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of December 31, 2010 and 2009, the vesting conditions in respect of a portion of the awards had not been satisfied.

          The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2010 and 2009.

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,433	45,378	45,409	47,097
Weighted average effect of dilutive securities: employee stock options	61	210	46	157
Weighted average number of outstanding shares of common stock – diluted	45,494	45,588	45,455	47,254

11.    Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the three and six months ended December 31, 2010, and 2009:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value

Outstanding – July 1, 2010	1,813,656	$19.76	7.41	$585
Granted under Plan	307,000	10.59	10.00		$801
Outstanding – December 31, 2010	2,120,656	$18.44	7.32	$908

Outstanding – July 1, 2009	1,896,994	$19.03	8.30	$1,576
Exercised	(83,338)	-	-	$1,667
Outstanding – December 31, 2009	1,813,656	$19.76	7.92	$4,195

          No stock options became exercisable during the three and six months ended December 31, 2010 and 2009.

          No stock options were exercised during the three and six months ended December 31, 2010. During the six months ended December 31, 2009, the Company received approximately $0.3 million from stock options exercised and approximately $0.4 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

11.    Stock-based compensation (continued)

          Stock option and restricted stock activity (continued)

               Restricted stock

          The following table summarizes restricted stock activity for the three and six months ended December 31, 2010, and 2009:

		Weighted
	Number of	Average
	Shares of	Grant
	Restricted	Date Fair
	Stock	Value
Non-vested – July 1, 2010	407,828	-
Granted – August 2010	13,956	$185
Granted – October 2010	60,000	$740
Granted – November 2010	83,000	$879
Vested – September 2010	(201,704)	-
Non-vested – December 31, 2010	363,080	-

Non-vested – July 1, 2009	597,162	-
Granted – August 2009	10,098	$185
Vested – September 2009	(198,338)	-
Non-vested – December 31, 2009	408,922	-

          The fair value of restricted stock vested during the six months ended December 31, 2010 and 2009, was $2.3 million and $3.8 million, respectively.

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $1.6 million and $1.4 million for the three months ended December 31, 2010 and 2009, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended December 31, 2010
Stock-based compensation charge	$1,558	$51	$1,507
Total – three months ended December 31, 2010	$1,558	$51	$1,507

Three months ended December 31, 2009
Stock-based compensation charge	$1,431	$51	$1,380
Total – three months ended December 31, 2009	$1,431	$51	$1,380

11.     Stock-based compensation (continued)

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $3.0 million and $2.9 million for the six months ended December 31, 2010 and 2009, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Six months ended December 31, 2010
Stock-based compensation charge	$2,996	$102	$2,894
Total – Six months ended December 31, 2010	$2,996	$102	$2,894

Six months ended December 31, 2009
Stock-based compensation charge	$2,854	$102	$2,752
Total – Six months ended December 31, 2009	$2,854	$102	$2,752

          The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of December 31, 2010, the total unrecognized compensation cost related to stock options was approximately $4.2 million, which the Company expects to recognize over approximately three and a half years. As of December 31, 2010, the total unrecognized compensation cost related to restricted stock awards was approximately $4.0 million, which the Company expects to recognize over approximately four years.

          As of December 31, 2010, the Company has recorded a deferred tax asset of approximately $0.9 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

12.     Operating segments

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision makers use in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

          Effective October 1, 2010, the Company allocated its international transaction-based activities to a new operating segment, namely International transaction-based activities. This operating segment comprises the transaction processing activities of KSNET, Net1 Virtual Card, and NUETS transaction processing activities for its initiative in Iraq. Segment results for fiscal 2010 have not been restated due to the insignificance of the transaction processing activities of Net1 Virtual Card, and NUETS transaction processing activities for its initiative in Iraq. However, for comparative purposes in future periods, the Company’s reported results for the six months ended December 31, 2010, include all legacy international transaction-processing activities from July 1, 2010 and include KSNET from November 1, 2010.

         The Company currently has five reportable segments: SA transaction-based activities, International transaction-based activities, Smart card accounts, Financial services and Hardware, software and related technology sales. Each segment, other than International transaction-based activities and the Hardware, software and related technology sales segment, operates mainly within South Africa. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

          The SA transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three and six months ended December 31, 2010, there was one such customer providing 45% and 51%, respectively, of total revenue (the three and six months ended December 31, 2009: there was one such customer providing 63% and 67%, respectively, of total revenue).

12.     Operating segments (continued)

          The International transaction-based activities segment currently consists mainly of KSNET which generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals to customers in Korea. The segment also generates transaction fee revenue from transaction processing of UEPS-enabled smartcards through NUETS initiative in Iraq.

          The Smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

          The Financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates initiation and services fees.

          The Hardware, software and related technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. The segment also includes the operations of Net1 UTA, which comprise mainly hardware sales and licenses of the DUET system. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, SIM card licenses and other software licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application.

         Corporate/Eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues to external customers
SA transaction-based activities	$46,588	$45,415	$91,010	$90,393
International transaction-based activities	16,950	-	17,420	-
Smart card accounts	8,434	8,137	16,404	16,211
Financial services	1,623	858	2,871	1,650
Hardware, software and related technology sales	15,416	19,454	25,589	31,124
Total	89,011	73,864	153,294	139,378
Inter-company revenues
SA transaction-based activities	1,002	1,020	1,938	2,051
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	730	366	992	884
Total	1,732	1,386	2,930	2,935
Operating income
SA transaction-based activities	18,547	26,733	35,986	53,401
International transaction-based activities	327	-	116	-
Smart card accounts	3,832	3,699	7,454	7,369
Financial services	1,231	546	2,160	1,077
Hardware, software and related technology sales	(319)	1,660	(2,979)	(53)
Corporate/Eliminations	(1,644)	(3,219)	(9,777)	(6,007)
Total	21,974	29,419	32,960	55,787
Interest earned
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	1,350	2,160	4,434	4,807
Total	$1,350	$2,160	$4,434	$4,807

12.     Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Interest expense
SA transaction-based activities	$192	$257	$348	$522
International transaction-based activities	109	-	179	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	1
Hardware, software and related technology sales	27	2	28	4
Corporate/Eliminations	3,102	8	3,123	16
Total	3,430	267	3,678	543

Depreciation and amortization
SA transaction-based activities	2,298	963	4,471	2,444
International transaction-based activities	3,885	-	3,899	-
Smart card accounts	-	-	-	-
Financial services	138	128	271	251
Hardware, software and related technology sales	2,561	3,278	4,982	5,964
Corporate/Eliminations	210	295	373	584
Total	9,092	4,664	13,996	9,243

Income taxation expense
SA transaction-based activities	5,140	7,494	9,979	15,006
International transaction-based activities	182	-	303	-
Smart card accounts	1,073	1,035	2,087	2,062
Financial services	344	152	604	301
Hardware, software and related technology sales	19	479	(577)	513
Corporate/Eliminations	3,078	2,332	3,647	4,641
Total	9,836	11,492	16,043	22,523

Net income
SA transaction-based activities	13,215	19,039	25,660	38,005
International transaction-based activities	3	-	(367)	-
Smart card accounts	2,759	2,663	5,369	5,306
Financial services	885	393	1,554	774
Hardware, software and related technology sales	(435)	1,139	(2,496)	(594)
Corporate/Eliminations	(6,479)	(3,950)	(12,343)	(6,266)
Total	9,948	19,284	17,377	37,225

Segment assets
Total	770,506	423,765	770,506	423,765

Expenditures for long-lived assets
SA transaction-based activities	742	598	1,284	1,014
International transaction-based activities	3,087	-	3,238	-
Smart card accounts	-	-	-	-
Financial services	157	58	216	118
Hardware, software and related technology sales	25	29	41	194
Corporate/Eliminations	-	-	-	-
Total	$4,011	$685	$4,779	$1,326

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

          For the three and six months ended December 31, 2010, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2010, was 49.4% and 47.6%, respectively, as a result of non-deductible expenses, including transaction-related expenses and interest expense related to the acquisition of KSNET.

          The Company increased its unrecognized tax benefits by $0.1 million and $0.2 million, respectively, during the three and six months ended December 31, 2010. As of December 31, 2010, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

          The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of December 31, 2010, the Company is no longer subject to income tax examination by the South African Revenue Service for years before December 31, 2007. In 2007, the Korea National Tax Service had effectively completed the examination of the Company’s returns in Korea related to years 2002 through 2006. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, statement of cash flows, or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

          Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2010 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Business Developments During the Second Quarter of Fiscal 2011

               South Africa

          SASSA contract extension

          We recently received a six month extension of our current SASSA contract on the same terms and conditions. As a result of this extension, the contract now runs through September 30, 2011, unless it is further extended. SASSA has indicated that it intends to commence a new tender process and requested the extension to allow it to conclude the tender process. For a more detailed discussion of our SASSA contract and risks associated therewith, we refer you to the first two risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2010. Under our SASSA contract, we provide our social welfare grants distribution service to SASSA in five of South Africa’s nine provinces (KwaZulu-Natal, Limpopo, North West, Northern Cape and Eastern Cape). The contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month.

          EasyPay Kiosk pilot project extended to end of fiscal 2011

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

          The EP Kiosk is a cash-acceptor and does not issue change in cash, rather it issues a prepaid value voucher in lieu of change which can be used to purchase prepaid electricity and airtime or perform any post paid bill payment service requirements through an EP Kiosk or via the mobile phone site or the internet.

          The pilot project showed good momentum during the second quarter of fiscal 2011 and has been extended until the end of the fourth quarter of fiscal 2011 at which time we will assess whether the EP Kiosk is a viable business medium.

               Outside South Africa

          Acquisition of KSNET in the Republic of Korea

          On October 29, 2010, we acquired 98.73% of KSNET, Inc., or KSNET, a leading Republic of Korea payment processor, for KRW 270 billion (approximately $240 million based on October 29, 2010 exchange rates). Most of KSNET’s revenue is derived from the provision of payment processing services to approximately 200,000 merchants and to card issuers in Korea through its value-added network, or VAN. KSNET has a diverse product offering and we believe it is the only total payments solutions provider offering card VAN, payment gateway and banking VAN services in Korea, which differentiates KSNET from other Korean payment solution providers and allows it to cross-sell its products across its customer base.

          The acquisition of KSNET expands our international footprint as well as diversifies our revenue, earnings and product portfolio. The combination is expected to capitalize on multiple revenue synergies and provide an established base in Asia for further business development activities in the region.

          The African Continent and Iraq

          During the second quarter of fiscal 2011, Net1 Universal Electronic Technological Solutions (Proprietary) Limited, or NUETS, received an order for an additional 2,000 EFTPOS devices for deployment in Iraq, bringing the total number of EFTPOS devices ordered to date to 5,050.

          It also recorded revenue from transaction fees and the delivery of UEPS-enabled smartcards under its contract with the government of Iraq. NUETS expects to generate ongoing revenues from transaction fees under the Iraqi contract and from EFTPOS sales during the third quarter of fiscal 2011. NUETS has entered the second phase of its initiative in Ghana and now generates recurring income in the form of hardware and software maintenance fees.

          NUETS continued to service its current customers on the African continent and in Iraq and continued its business development efforts in multiple new countries on the African continent during the quarter.

          During the second quarter of fiscal 2011, SmartSwitch Namibia generated incremental transaction fees from transactions conducted between Namibian merchants and UEPS-enabled smartcards. SmartSwitch Botswana generated transaction fees during the second quarter of fiscal 2011 from the payment of food voucher grants. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during the third quarter of fiscal 2011.

          Net 1 Universal Technologies (Austria) AG, or Net1 UTA

          During the second quarter of fiscal 2011, we acquired the remaining 19.9% of Net1 UTA for $0.6 million, and now own 100% of Net1 UTA.

          During the second quarter of fiscal 2011, Net1 UTA received an order from the leading banks of Uzbekistan for the delivery of 1.1 million smart cards and 2.500 EFTPOS terminals during 2011. Growth at Net1 UTA continued to be adversely impacted by our transitioning of its business model from a hardware and software sale-oriented model to one which generates recurring transaction fees, as well as by challenging economic conditions in Eastern Europe. During the second quarter of fiscal 2011 Net1 UTA sold hardware and software licenses to a customer in Uzbekistan.

          Net1 Virtual Card

          We launched our VCPayTM, offering in the United States during the second quarter of fiscal 2011. Our mobile phone-based virtual payment card application is designed to eliminate fraud in Card-Not-Present (“CNP”) transactions. We have teamed up with MetroPCS Communications, Inc., or MetroPCS, The Bancorp Bank, a wholly-owned subsidiary of The Bancorp, Inc., FSV Payment Systems and MoneyGram International to offer a comprehensive card issuing, processing and distribution network to wireless subscribers in the United States.

          MetroPCS offers our VCPayTM to its prepaid customers as an application that is pre-loaded on new Smartphones or can be downloaded on select existing devices. VCPayTM allows a subscriber to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any CNP environment. We believe that the VCPayTM application is the first mobile phone-based prepaid program with no requirement for the user to have a physical card or a bank account. Subscribers can load their prepaid virtual accounts with cash at any of MoneyGram’s 40,000 U.S. agent locations, which are located in most communities including many grocery, pharmacy and convenience store chains, or electronically via their bank accounts or via direct deposit.

New International transaction-based activities operating segment

          Effective October 1, 2010, we have allocated our international transaction-based activities to a new operating segment, namely International transaction-based activities. This operating segment comprises the transaction processing activities of KSNET, Net1 Virtual Card, and NUETS’ transaction processing activities for its initiative in Iraq.

          KSNET currently contributes the majority of the revenue, operating income and net income of this segment.

          Segment results for fiscal 2010 have not been restated due to the insignificance of the transaction processing activities of Net1 Virtual Card, and NUETS transaction processing activities for its initiative in Iraq. However, for comparative purposes in future periods, our reported results for the first half of fiscal 2011 include all legacy international transaction-processing activities from July 1, 2010 and include KSNET from November 1, 2010.

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

Recent accounting pronouncements adopted

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted as of December 31, 2010, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Recent accounting pronouncements not yet adopted as of December 31, 2010

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2010, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2010	2009	2010	2009	2010
ZAR : $ average exchange rate	6.9296	7.5212	7.1436	7.6741	7.6117
Highest ZAR : $ rate during period	7.1754	8.2035	7.7809	8.3187	8.3187
Lowest ZAR : $ rate during period	6.5708	7.2120	6.5708	7.2120	7.1731
Rate at end of period	6.6468	7.4174	6.6468	7.4174	7.6529

ZAR: US $ Exchange Rates

Translation exchange rates

          We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2010 and 2009, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2010	2009	2010	2009	2009

Income and expense items: $1 = ZAR .	6.9402	7.5238	7.1410	7.6723	7.6092

Balance sheet items: $1 = ZAR	6.6468	7.4174	6.6468	7.4174	7.6529

Results of operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in US dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. The results of operations for the three and six months ended December 31, 2010, include the operations of MediKredit and FIHRST for the entire period (which operations have been allocated to our SA transaction-based activities operating segment) and the operations of KSNET from November 1, 2010, (which operations have been allocated to our International transaction-based activities operating segment.)

          We analyze our business and operations in terms of five inter-related but independent operating segments: (1) SA transaction-based activities, (2) International transaction-based activities, (3) smart card accounts, (4) financial services, and (5) hardware, software and related technology sales. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations, are included in corporate/eliminations.

          Second quarter fiscal 2011 compared to the second quarter of fiscal 2010

          The following factors had an influence on our results of operations during the second quarter of fiscal 2011 as compared with the same period in the prior year:

  SASSA price and volume reductions: Our new contract with SASSA has reduced our revenue and operating income as a result of the previously announced price and volume reductions;
  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 8% compared to the ZAR during the second quarter of fiscal 2011 compared to fiscal 2010 which has had a positive impact on our reported results;
  Increased revenue from KSNET at lower operating margins, before acquired intangible asset amortization, than our legacy business: Our KSNET acquisition in October 2010 positively impacted our revenue during the second quarter of fiscal 2011, however, because KSNET has an operating margin, before acquired intangible asset amortization, that is lower than our legacy businesses, it negatively impacted our operating margin. The inclusion of KSNET in our results has also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Increased transaction volumes at EasyPay: Our reported results were favorably impacted by increased transaction volumes at EasyPay resulting from growth in value-added services;
  Increased revenue from MediKredit and FIRHST at lower operating margins than other SA transaction-based activity business: Our MediKredit and FIHRST acquisitions positively impacted our revenue during the second quarter of fiscal 2011, however, because MediKredit generated a modest operating loss and FIHRST has operating margin that is lower than our other transaction-based activity businesses, they negatively impacted our operating margin. The inclusion of these businesses in our results has also contributed to the increase in selling, general and administration expense;
  Increased user adoption in Iraq: Our reported results were positively impacted by increased transaction revenues at NUETS from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment was adversely impacted by lower revenues at Net1 UTA, offset by ad hoc hardware sales;
  Intangible asset amortization related to acquisitions: Our reported results were adversely impacted by additional intangible asset amortization of approximately $2.0 million related to the acquisitions of KSNET in the second quarter of fiscal 2011, as well as MediKredit and FIHRST during the third quarter of fiscal 2010;
  Lower interest income and increased interest expense resulting from KSNET acquisition: Our reported results were adversely impacted by lower interest income due to the payment of a portion of the KSNET purchase price in cash and increased interest expense due to the payment of a portion of the KSNET purchase price utilizing long- term debt and facility fees of approximately $1.7 million; and
  Non-recurring items included in selling, general and administration expense: During the second quarter of fiscal 2011, we recognized an unrealized foreign exchange gain of $2.7 million and incurred transaction-related expenses of $1.8 million, primarily for the acquisition of KSNET.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended December 31,
	2010	2009	$%
	$’000	$’000	change
Revenue	89,011	73,864	21%
Cost of goods sold, IT processing, servicing and support	29,182	20,915	40%
Selling, general and administration	28,763	18,866	52%
Depreciation and amortization	9,092	4,664	95%
Operating income	21,974	29,419	(25)%
Interest income, net	(2,080)	1,893	(210)%
Income before income taxes	19,894	31,312	(36)%
Income tax expense	9,836	11,492	(14)%
Net income before loss from equity-accounted investments	10,058	19,820	(49)%
Loss from equity-accounted investments	(166)	(270)	(39)%
Net income	9,892	19,550	(49)%
(Add) Less: net (loss) income attributable to non-controlling interest	(56)	266	(121)%
Net income attributable to us	9,948	19,284	(48)%

	In South African Rand
Table 4	(US GAAP)
	Three months ended December 31,
	2010	2009	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	617,754	555,738	11%
Cost of goods sold, IT processing, servicing and support	202,529	157,359	29%
Selling, general and administration	199,621	141,944	41%
Depreciation and amortization	63,101	35,091	80%
Operating income	152,503	221,344	(31)%
Interest income, net	(14,436)	14,243	(201)%
Income before income taxes	138,067	235,587	(41)%
Income tax expense	68,264	86,464	(21)%
Net income before loss from equity-accounted investments	69,803	149,123	(53)%
Loss from equity-accounted investments	(1,152)	(2,031)	(43)%
Net income	68,651	147,092	(53)%
(Add) Less: net (loss) income attributable to non-controlling interest	(389)	2,001	(119)%
Net income attributable to us	69,040	145,091	(52)%

          Analyzed in ZAR, the increase in revenue for the second quarter of fiscal 2011, was primarily due to higher revenues from the inclusion of KSNET, FIHRST and MediKredit, increased transaction volumes at EasyPay and higher utilization of our UEPS system in Iraq, which was partially offset by our new SASSA contract, discussed under “—Business Developments during the Second Quarter of Fiscal 2011—South Africa—SASSA contract extension update” and fewer sales of hardware, software and related technology. Analyzed in ZAR, cost of goods sold, IT processing, servicing and support for the second quarter of fiscal 2011 was higher primarily due to the inclusion of KSNET, FIHRST and MediKredit.

          Analyzed in ZAR, selling, general and administration expense increased during the second quarter of fiscal 2011 primarily due to increases in goods and services purchased from third parties and the inclusion of KSNET, FIHRST and MediKredit operations. During the second quarter of fiscal 2011, selling, general and administration expense also included transaction-related costs of $1.8 million (ZAR 12.3 million), primarily for the KSNET acquisition. Selling, general and administration was positively impacted by an unrealized gain of $2.7 million (ZAR 19.1 million) on a foreign exchange contract related to an intercompany dividend from South Africa to the United States which was used to partially fund the acquisition of KSNET.

          Our operating income margin for the second quarter of fiscal 2011 and 2010 was 25% and 40%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the significant decrease is attributable to the price and volumes reductions under our SASSA contract, lower margin contribution from KSNET and transaction-related costs.

          Our direct costs of maintaining a listing on Nasdaq and the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, primarily includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, investor relations expenses, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $1.1 million (ZAR 7.8 million) and $0.5 million (ZAR 3.7 million) during the second quarter of fiscal 2011 and 2010, respectively.

          In ZAR, depreciation and amortization increased during fiscal 2011 primarily as a result of intangible asset amortization related to the KSNET, MediKredit and FIHRST acquisitions. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 5	December 31,
	2010	2009
	$’000	$’000
Amortization included in depreciation and amortization expense:	5,914	3,436
SA transaction-based activities	1,437	807
International transaction-based activities	2,032	-
Hardware, software and related technology	2,445	2,629

	Three months ended
Table 6	December 31,
	2010	2009
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	41,047	25,850
SA transaction-based activities	9,973	6,072
International transaction-based activities	14,102	-
Hardware, software and related technology	16,972	19,778

          Interest on surplus cash for the second quarter of fiscal 2011 decreased to $1.4 million (ZAR 9.4 million) from $2.2 million (ZAR 16.3 million) for the second quarter of fiscal 2010. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 as a result of the payment of a portion of the KSNET purchase price in cash as well as lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 10.50% per annum for the second quarter of fiscal 2010 to 9.27% per annum for the second quarter of fiscal 2011.

          Interest expense increased during the second quarter of fiscal 2011 due to additional interest expense resulting from the utilizing of a long-term facility to fund a portion of the KSNET acquisition. Finance costs increased to $3.4 million (ZAR 23.8 million) for the second quarter of fiscal 2011 from $0.3 million (ZAR 2.0 million) for the second quarter of fiscal 2010.

          Total tax expense for the second quarter of fiscal 2011 was $9.8 million (ZAR 68.3 million) compared with $11.5 million (ZAR 86.5 million) during the same period in the prior fiscal year. Our total tax expense decreased primarily due to lower taxable income resulting from the SASSA price and volume reductions and a decrease in overall profitability. Our effective tax rate for the second quarter of fiscal 2011 was 49.4%, compared to 36.7% for the second quarter of fiscal 2010. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, primarily related to the KSNET acquisition, during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

          Net loss from equity-accounted investments for the second quarter of fiscal 2011 decreased from the prior year primarily due to an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana. VTU Colombia and VinaPay continue to incur losses.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended December 31,
	2010	% of	2009	% of	%
Operating Segment	$ ’000	total	$’000	total	change
Consolidated revenue:
SA transaction-based activities	46,588	52%	45,415	61%	3%
International transaction-based activities	16,950	19%			nm
Smart card accounts	8,434	9%	8,137	11%	4%
Financial services	1,623	2%	858	1%	89%
Hardware, software and related technology sales	15,416	17%	19,454	27%	(21)%
Total consolidated revenue	89,011	100%	73,864	100%	21%
Consolidated operating income (loss):
SA transaction-based activities	18,547	84%	26,733	91%	(31)%
Operating income before amortization	19,984		27,540		(27)%
Amortization of intangible assets	(1,437)		(807)		78%
International transaction-based activities	327	1%	-		nm
Operating income before amortization	2,359		-
Amortization of intangible assets	(2,032)
Smart card accounts	3,832	17%	3,699	13%	4%
Financial services	1,231	6%	546	2%	125%
Hardware, software and related technology sales	(319)	(1)%	1,660	6%	(119)%
Operating (loss) income before amortization .	2,126		4,289		(50)%
Amortization of intangible assets	(2,445)		(2,629)		(7)%
Corporate/eliminations	(1,644)	(7)%	(3,219)	(12)%	(49)%
Total consolidated operating income	21,974	100%	29,419	100%	(25)%

Table 8	In South African Rand (US GAAP)
	Three months ended December 31,
	2010		2009
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	323,330	52%	341,694	61%	(5)%
International transaction-based activities	117,636	19%			nm
Smart card accounts	58,534	9%	61,221	11%	(4)%
Financial services	11,264	2%	6,455	1%	75%
Hardware, software and related technology sales	106,990	17%	146,368	27%	(27)%
Total consolidated revenue	617,754	100%	555,738	100%	11%
Consolidated operating income (loss):
SA transaction-based activities	128,720	84%	201,134	91%	(36)%
Operating income before amortization	138,693		207,206		(33)%
Amortization of intangible assets	(9,973)		(6,072)		64%
International transaction-based activities	2,269	1%			nm
Operating income before amortization	16,371		-
Amortization of intangible assets	(14,102)
Smart card accounts	26,595	17%	27,831	13%	(4)%
Financial services	8,543	6%	4,108	2%	108%
Hardware, software and related technology sales	(2,214)	(1)%	12,490	6%	(118)%
Operating (loss) income before amortization .	14,758		32,268		(54)%
Amortization of intangible assets	(16,972)		(19,778)		(14)%
Corporate/eliminations	(11,410)	(7)%	(24,219)	(12)%	(53)%
Total consolidated operating income	152,503	100%	221,344	100%	(31)%

               SA transaction-based activities

          In ZAR, the decreases in revenue were primarily due to the new SASSA contract at lower economics, which was partially offset by increased transaction volumes at EasyPay and the inclusion of MediKredit and FIHRST.

          Revenues for SA transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our SA transaction-based activities decreased to 40% from 59% a year ago. The decrease was primarily due to the lower revenues generated under our SASSA contract, additional intangible asset amortization related to the acquisition of MediKredit and FIHRST and lower margins in our recently-acquired transaction processing operations compared with legacy SA transaction-based activities.

               Pension and welfare operations:

          Our revenue and operating income related to our pension and welfare operations were impacted by our new contract discussed under “—Business Developments during the Second Quarter of Fiscal 2011—South Africa—SASSA contract extension.” Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and for us as a whole.

               South African transaction processors:

          The table below presents the total volume and value processed during the second quarter of fiscal 2011 and 2010 by our transaction processors:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2011	2010	2011	2010	2011	2010
EasyPay	187,853	173,740	6,256,492	5,206,686	43,421,306	39,174,180
MediKredit	2,171	-	112,426	-	780,258	-
FIHRST	5,691	-	2,592,735	-	17,994,096	-

          Our results for the second quarter of fiscal 2011 includes the intangible asset amortization related to our MediKredit, FIHRST acquisitions but excludes RMT’s intangible assets which were fully amortized in the third quarter of fiscal 2010. Our results for the second quarter of fiscal 2010 includes amortization related to the RMT intangible assets.

          Key statistics of our merchant acquiring system:

          The key statistics and indicators of our merchant acquiring system during the second quarter of fiscal 2011 and 2010, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	December 31,
	2010	2009
Province included (1)	NC, EC, KZN, L and NW	NC, EC, KZN, L and NW
Total POS devices installed	4,823	4,670
Number of participating UEPS retail locations	2,562	2,547
Value of transactions processed through POS devices during the quarter (2) (in $ ’000)	393,691	372,041
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in $ ’000)	394,924	367,998
Value of transactions processed through POS devices during the quarter (2) (in ZAR ’000)	2,728,101	2,798,201
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in ZAR ’000)	2,736,648	2,767,792
Number of grants paid through POS devices during the quarter (2)	4,580,255	4,569,316
Number of grants paid through POS devices during the completed pay cycles for the quarter (3)	4,599,893	4,506,829
Average number of grants processed per terminal during the quarter (2) .	955	994
Average number of grants processed per terminal during the completed pay cycles for the quarter (3)	959	980

(1)	NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2)	Refers to events occurring during the quarter (i.e., based on three calendar months).
(3)	Refers to events occurring during the completed pay cycle.

               International transaction-based activities

           KSNET currently contributes the majority of our revenues in this operating segment. Operating margin for the segment is lower than our legacy South African transaction-based businesses and was negatively impacted by start-up expenditures related to our Virtual Card launch in the United States, but partially offset by improving profitability of NUETS’ initiative in Iraq.

          Our results for the second quarter of fiscal 2011 include the intangible asset amortization related to our KSNET acquisition from November 1, 2010.

               Smart card accounts

          In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,520,558 smart card-based accounts were active at December 31, 2010, compared to 3,680,888 active accounts as at December 31, 2009. The year over year decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA, however active accounts were flat on a sequential basis.

          Operating income margin from providing smart card accounts was constant at 45% for the second quarter of fiscal 2011 and 2010.

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

          Operating income margin for the financial services segment increased to 76% for the second quarter of fiscal 2011 from 64% for the second quarter of fiscal 2010 primarily due to an increase in lending activity.

               Hardware, software and related technology sales

          The following table presents our revenue and operating income during the second quarter of fiscal 2011 and 2010:

	Three months ended
Table 12	December 31,
	2010	2009
	$’000	$’000
Revenue	15,416	19,454
Hardware, software and related technology sales excluding Net1 UTA	12,151	10,762
Net1 UTA	3,265	8,692

Operating income before amortization of intangible assets	2,126	4,289

Operating loss	(319)	1,660
Hardware, software and related technology sales excluding Net1 UTA	1,725	2,042
Net1 UTA	(2,044)	(382)
Net1 UTA excluding amortization of acquisition related intangible assets	237	2,095
Amortization of acquisition related intangible assets	(2,281)	(2,477)

	Three months ended
Table 13	December 31,
	2010	2009
	ZAR ’000	ZAR ’000
Revenue	106,990	146,368
Hardware, software and related technology sales excluding Net1 UTA	84,330	80,971
Net1 UTA	22,660	65,397

Operating income before amortization of intangible assets	14,758	32,268

Operating loss	(2,214)	12,490
Hardware, software and related technology sales excluding Net1 UTA	11,972	15,365
Net1 UTA	(14,186)	(2,875)
Net1 UTA excluding amortization of acquisition related intangible assets	1,645	15,762
Amortization of acquisition related intangible assets	(15,831)	(18,637)

          The decrease in revenue was primarily due to lower revenues generated by Net1 UTA, partially offset by ad hoc hardware sales. Our operating margin during the first quarter of fiscal 2011, was negatively impacted by an allowance for credit losses of $0.5 million (ZAR 3.8 million).

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

               Corporate/eliminations

          The decrease in our corporate expenses resulted from an unrealized foreign exchange gain on a foreign exchange contract of $2.7 million (ZAR 19.1 million) related to an intercompany dividend from South Africa to the United States to be used to partially fund the acquisition of KSNET, partially offset by higher corporate head office-related expenditure, including the effects of inflation in South Africa, stock-based compensation charges and transaction-related expenditures of $1.8 million (ZAR 12.3 million).

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

          First half fiscal 2011 compared to the first half of fiscal 2010

          The following factors had an influence on our results of operations during the first half of fiscal 2011 as compared with the same period in the prior year:

  SASSA price and volume reductions: Our new contract with SASSA has reduced our revenue and operating income as a result of the previously announced price and volume reductions;
  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 7% compared to the ZAR during the first half of fiscal 2011 compared to fiscal 2010 which has had a positive impact on our reported results;
  Increased revenue from KSNET at lower operating margins, before acquired intangible asset amortization, than our legacy business: Our KSNET acquisition in October 2010 positively impacted our revenue during the first half of fiscal 2011, however, because KSNET has an operating margin, before acquired intangible asset amortization, that is lower than our legacy businesses, it negatively impacted our operating margin. The inclusion of KSNET in our results has also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Increased transaction volumes at EasyPay: Our reported results were favorably impacted by increased transaction volumes at EasyPay resulting from growth in value-added services;
  Increased revenue from MediKredit and FIRHST at lower operating margins than other SA transaction-based activity business: Our MediKredit and FIHRST acquisitions positively impacted our revenue during the first half of fiscal 2011, however, because MediKredit generated a modest operating loss and FIHRST has operating margin that is lower than our other SA transaction-based activity businesses, they negatively impacted our operating margin. The inclusion of these businesses in our results has also contributed to the increase in selling, general and administration expense;
  Increased user adoption in Iraq: Our reported results were positively impacted by increased transaction revenues at NUETS from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment continues to be adversely impacted by lower revenues generated by Net1 UTA, card sales and software maintenance and development activities;
  Intangible asset amortization related to acquisitions: Our reported results were adversely impacted by additional intangible asset amortization of approximately $2.0 million related to the acquisitions of KSNET in the first half of fiscal 2011, as well as MediKredit and FIHRST during the third quarter of fiscal 2010;
  Lower interest income and increased interest expense resulting from KSNET acquisition: Our reported results were adversely impacted by lower interest income due to the payment of a portion of the KSNET purchase price in cash and increased interest expense due to the payment of a portion of the KSNET purchase price utilizing long- term debt and facility fees of approximately $1.7 million; and
  Non-recurring items included in selling, general and administration expense: During the first half of fiscal 2011, we recognized transaction-related expenses of $5.1 million, primarily for the acquisition of KSNET. Our reported operating income also includes the net positive impact of $0.3 million related to a foreign exchange contract resulting from an intercompany dividend from South Africa to the United States which was used to partially fund the acquisition of KSNET

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 14	(US GAAP)
	Six months ended December 31,
	2010	2009	$%
	$ ’000	$ ’000	change
Revenue	153,294	139,378	10%
Cost of goods sold, IT processing, servicing and support	47,249	37,742	25%
Selling, general and administration	59,089	36,606	61%
Depreciation and amortization	13,996	9,243	51%
Operating income	32,960	55,787	(41)%
Interest income, net	756	4,264	(82)%
Income before income taxes	33,716	60,051	(44)%
Income tax expense	16,043	22,523	(29)%
Net income before loss from equity-accounted investments	17,673	37,528	(53)%
Loss from equity-accounted investments	(382)	(381)	0%
Net income	17,291	37,147	(53)%
Add: net loss attributable to non-controlling interest	(86)	(78)	10%
Net income attributable to us	17,377	37,225	(53)%

	In South African Rand
Table 15	(US GAAP)
	Six months ended December 31,
	2010	2009	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,094,672	1,069,347	2%
Cost of goods sold, IT processing, servicing and support	337,406	289,567	17%
Selling, general and administration	421,954	280,851	50%
Depreciation and amortization	99,945	70,915	41%
Operating income	235,367	428,014	(45)%
Interest income, net	5,399	32,715	(84)%
Income before income taxes	240,766	460,729	(48)%
Income tax expense	114,563	172,803	(34)%
Net income before loss from equity-accounted investments	126,203	287,926	(56)%
Loss from equity-accounted investments	(2,728)	(2,923)	(7)%
Net income	123,475	285,003	(57)%
Add: net loss attributable to non-controlling interest	(614)	(598)	3%
Net income attributable to us	124,089	285,601	(57)%

          Analyzed in ZAR, the increase in revenue for the first half of fiscal 2011, was primarily due to higher revenues from the inclusion of KSNET, FIHRST and MediKredit, increased transaction volumes at EasyPay and higher utilization of our UEPS system in Iraq, which was partially offset by our new SASSA contract, discussed under “—Business Developments during the Second Quarter of Fiscal 2011—South Africa—SASSA contract extension” and fewer sales of hardware, software and related technology. Analyzed in ZAR, cost of goods sold, IT processing, servicing and support for the first half of fiscal 2011 was higher primarily due to the inclusion of KSNET, FIHRST and MediKredit.

          Analyzed in ZAR, selling, general and administration expense increased during the first half of fiscal 2011 primarily due to increases in goods and services purchased from third parties and the inclusion of KSNET, FIHRST and MediKredit operations. During the first half of fiscal 2011, selling, general and administration expense was also adversely impacted by transaction-related costs of $5.1 million (ZAR 36.6 million), primarily for the KSNET acquisition.

          Our operating income margin for the first half of fiscal 2011 and 2010 was 22% and 40%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the significant decrease is attributable to the price and volumes reductions under our SASSA contract and transaction-related costs.

          Our direct costs of maintaining a listing on Nasdaq and JSE, as well as compliance with Sarbanes, primarily includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, investor relations expenses, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $1.7 million (ZAR 12.0 million) and $1.2 million (ZAR 8.8 million) during the first half of fiscal 2011 and 2010, respectively.

          In ZAR, depreciation and amortization increased during fiscal 2011, primarily as a result of intangible asset amortization related to the MediKredit and FIHRST acquisitions. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Six months ended
Table 16	December 31,
	2010	2009
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	9,588	6,759
SA transaction-based activities	2,793	1,588
International transaction-based activities	2,032	-
Hardware, software and related technology	4,763	5,171

	Six months ended
Table 17	December 31,
	2010	2009
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	68,473	51,852
SA transaction-based activities	19,945	12,183
International transaction-based activities	14,511	-
Hardware, software and related technology	34,017	39,669

          Analyzed in ZAR, interest on surplus cash for the first half of fiscal 2011 increased to $4.4 million (ZAR 31.7 million) from $4.9 million (ZAR 36.9 million) for the first half of fiscal 2010. The increase in interest on surplus cash held in South Africa was due to a higher average daily ZAR cash balance during the first half of fiscal 2011 compared with the first half of fiscal 2010, partially offset by lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 10.62% per annum for the first half of fiscal 2010 to 9.58% per annum for the first half of fiscal 2011.

          Interest expense increased during the first half of fiscal 2011 due additional interest expense resulting from the utilizing of a long-term facility to fund a portion of the KSNET acquisition. Finance costs increased to $3.7 million (ZAR 26.3 million) for the first half of fiscal 2011 from $0.5 million (ZAR 4.2 million) for the first half of fiscal 2010.

          Total tax expense for the first half of fiscal 2011 was $16.1 million (ZAR 114.6 million) compared with $22.5 million (ZAR 172.8 million) during the same period in the prior fiscal year. Our total tax expense decreased primarily due to lower taxable income resulting from the SASSA price and volume reductions and a decrease in overall profitability. Our effective tax rate for the first half of fiscal 2011 was 47.6%, compared to 37.5% for the first half of fiscal 2010. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, primarily related to the KSNET acquisition, during the first half of fiscal 2011 compared to the first half of fiscal 2010.

          Net loss from equity-accounted investments for the first half of fiscal 2011 decreased from the prior year primarily due to an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana. VTU Colombia and VinaPay continue to incur losses.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 18	In United States Dollars (US GAAP)
	Six months ended December 31,
	2010	% of	2009	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
SA transaction-based activities	91,010	59%	90,393	65%	1%
International transaction-based activities	17,420	11%			nm
Smart card accounts	16,404	11%	16,211	12%	1%
Financial services	2,871	2%	1,650	1%	74%
Hardware, software and related technology sales	25,589	17%	31,124	22%	(18)%
Total consolidated revenue	153,294	100%	139,378	100%	10%
Consolidated operating income (loss):
SA transaction-based activities	35,986	109%	53,401	96%	(33)%
Operating income before amortization	38,779		54,989		(29)%
Amortization of intangible assets	(2,793)		(1,588)		76%
International transaction-based activities	116	-%	-		nm
Operating income before amortization	2,148		-
Amortization of intangible assets	(2,032)
Smart card accounts	7,454	23%	7,369	13%	1%
Financial services	2,160	7%	1,077	2%	101%
Hardware, software and related technology sales	(2,979)	(9)%	(53)	-%	5521%
Operating (loss) income before amortization .	1,784		5,118		(65)%
Amortization of intangible assets	(4,763)		(5,171)		(8)%
Corporate/eliminations	(9,777)	(30)%	(6,007)	(11)%	63%
Total consolidated operating income	32,960	100%	55,787	100%	(41)%

Table 19	In South African Rand (US GAAP)
	Six months ended December 31,
	2010		2009
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	649,902	59%	693,521	65%	(6)%
International transaction-based activities	124,396	11%			nm
Smart card accounts	117,141	11%	124,375	12%	(6)%

Financial services	20,502	2%	12,659	1%	62%
Hardware, software and related technology sales	182,731	17%	238,792	22%	(23)%
Total consolidated revenue	1,094,672	100%	1,069,347	100%	2%
Consolidated operating income (loss):
SA transaction-based activities	256,976	109%	409,708	96%	(37)%
Operating income before amortization	276,921		421,891		(34)%
Amortization of intangible assets	(19,945)		(12,183)		64%
International transaction-based activities	828	-%			nm
Operating income before amortization	15,339		-
Amortization of intangible assets	(14,511)
Smart card accounts	53,229	23%	56,537	13%	(6)%
Financial services	15,425	7%	8,263	2%	87%
Hardware, software and related technology sales	(21,273)	(9)%	(407)	-%	5127%
Operating (loss) income before amortization .	12,744		39,262		(68)%
Amortization of intangible assets	(34,017)		(39,669)		(14)%
Corporate/eliminations	(69,818)	(30)%	(46,087)	(11)%	51%
Total consolidated operating income	235,367	100%	428,014	100%	(45)%

          SA transaction-based activities

          In ZAR, the decreases in revenue were primarily due to the new SASSA nine month contract at lower economics, which was partially offset by increased transaction volumes at EasyPay and the inclusion of MediKredit and FIHRST.

          Revenues for SA transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our SA transaction-based activities decreased to 40% from 59% a year ago. The decrease was primarily due to the lower revenues generated under our SASSA contract, additional intangible asset amortization related to the acquisition of MediKredit and FIHRST and lower margins in our recently-acquired transaction processing operations compared with legacy SA transaction-based activities.

               Pension and welfare operations:

          Our revenue and operating income related to our pension and welfare operations were impacted by our new contract discussed under “—Business Developments during the Second Quarter of Fiscal 2011—South Africa—SASSA contract extension.” Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and for us as a whole.

               South African transaction processors:

          The table below presents the total volume and value processed during the first half of fiscal 2011 and 2010 by our transaction processors:

Table 20
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2011	2010	2011	2010	2011	2010
EasyPay	361,943	326,283	11,300,805	9,399,559	80,699,052	72,116,131
MediKredit	4,714	-	227,141	-	1,622,016	-
FIHRST	11,183	-	4,613,548	-	32,945,344	-

          Our results for the first half of fiscal 2011 includes the intangible asset amortization related to our MediKredit and FIHRST acquisitions but excludes RMT’s intangible assets which were fully amortized in the third quarter of fiscal 2010. Our results for the first half of fiscal 2010 includes amortization related to the RMT intangible assets.

          International transaction-based activities

          See discussion under “—Second quarter of fiscal 2011 compared to the second quarter of fiscal 2010—Results of operations by operating segment—International transaction-based activities.”

          Smart card accounts

          In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,520,558 smart card-based accounts were active at December 31, 2010, compared to 3,680,888 active accounts as at December 31, 2009. The year over year decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA.

          Operating income margin from providing smart card accounts was constant at 45% for the first half of fiscal 2011 and 2010.

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

          Operating income margin for the financial services segment increased to 75% for the first half of fiscal 2011 from 65% for the first half of fiscal 2010 primarily due to an increase in lending activity.

Hardware, software and related technology sales

          The following table presents our revenue and operating income during the first half of fiscal 2011 and 2010:

	Six months ended
Table 21	December 31,
	2010	2009
	$’000	$’000
Revenue	25,589	31,124
Hardware, software and related technology sales excluding Net1 UTA	18,671	21,384
Net1 UTA	6,918	9,740

Operating income before amortization of intangible assets	1,784	5,118

Operating loss	(2,979)	(53)
Hardware, software and related technology sales excluding Net1 UTA	1,131	4,074
Net1 UTA	(4,110)	(4,127)
Net1 UTA excluding amortization of acquisition related intangible assets	334	746
Amortization of acquisition related intangible assets	(4,444)	(4,873)

	Six months ended
Table 22	December 31,
	2010	2009
	ZAR ’000	ZAR ’000
Revenue	182,731	238,792
Hardware, software and related technology sales excluding Net1 UTA	133,330	164,064
Net1 UTA	49,401	74,728

Operating income before amortization of intangible assets	12,744	39,262

Operating loss	(21,273)	(407)
Hardware, software and related technology sales excluding Net1 UTA	8,077	31,256
Net1 UTA	(29,350)	(31,663)
Net1 UTA excluding amortization of acquisition related intangible assets	2,385	5,724
Amortization of acquisition related intangible assets	(31,735)	(37,387)

          The decrease in revenue was primarily due to lower revenues generated by Net1 UTA, card sales and software maintenance and development activities In ZAR, the decrease in operating income was primarily due to lower sales activity and an allowance for credit losses of $0.5 million (ZAR 3.8 million) related to a customer in South America.

          Corporate/eliminations

          The increase in our corporate expenses resulted from higher corporate head office-related expenditure, including the effects of inflation in South Africa, stock-based compensation charges and transaction related expenditures of $5.1 million (ZAR 36.6 million).

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

          Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At December 31, 2010, our cash balances were $71.4 million, which comprised mainly ZAR-denominated balances of ZAR 280.0 million ($42.1 million), KRW-denominated balances of KRW 19.6 billion ($17.3 million) and US dollar-denominated balances of $6.1 million and other currency deposits, primarily euro, of $5.9 million. The decrease in our cash balances from June 30, 2010, is primarily as a result of the payment of approximately $124.3 million to fund a portion of the KSNET purchase price and the Secondary Taxation on Companies, or STC, of $13.6 million incurred related to dividends paid from South Africa to the United States connected with the KSNET transaction.

          We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets. We have invested surplus cash in Korea in short term investment accounts at Korean banking institutions. In addition, under a facilities agreement described below (the “Facilities Agreement”) we are required to invest the interest payable on these facilities in the next six months in a interest reserve account in Korea.

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

          We financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) loan under the Facilities Agreement. The Facilities Agreement provides for three separate facilities: a Facility A loan to our wholly owned subsidiary, Net1 Applied Technologies Korea, or Net1 Korea, of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. The loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, us or any of our subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

          We have a unique cash flow cycle due to the funding mechanism under our SASSA contact and our pre-funding of certain merchants. Under our SASSA contract, we receive the grant funds 48 hours prior to the provision of the service and any interest we earn on these amounts is for the benefit of SASSA. We pre-fund certain merchants for grants paid through our merchant acquiring system on our behalf before the start of the payment service at pay points. We typically reimburse merchants that are not pre-funded within 48 hours after they distribute the grants to the social welfare beneficiaries.

          We currently believe that our cash and available credit facilities are sufficient to meet our business requirements for at least the next four quarters, including working capital requirements, capital expenditures and debt service obligations.

          Cash flows from operating activities

          Three months ended December 31, 2010

          Net cash utilized in operating activities for the second quarter of fiscal 2011 was $8.1 million (ZAR 55.9 million) compared to cash provided by operating activities of $13.8 million (ZAR 103.6 million) for the second quarter of fiscal 2010. The movement in cash was primarily due to the payment of STC described below and the SASSA price and volume reductions which were effective July 1, 2010.

          During the second quarter of fiscal 2011 we made our first provisional tax payment of $16.6 million (ZAR 113.7 million) related to our 2011 tax year in South Africa. We made a fourth provisional tax payment of $0.5 million (ZAR 3.7 million) related to our 2010 tax year in Korea. In addition, we paid STC of $13.6 million (ZAR 95 million) related to intercompany dividends paid from South Africa to the United States.

          During the second quarter of fiscal 2010 we made our first provisional tax payment of $15.8 million (ZAR 118.8 million) related to our 2010 tax year in South Africa. See the table below for a summary of all taxes paid (refunded).

          Taxes paid during the second quarter of fiscal 2011 and 2010 were as follows:

Table 23	Three months ended December 31,
	2010	2009	2010	2009
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	16,565	15,809	113,708	118,788
Third provisional payments	335	239	2,296	1,789
Taxation refunds received	-	(3)	-	(13)
Secondary taxation on Companies	13,592	-	95,000	0
Foreign taxes - fourth provisional payments	531	-	3,713	-
Total tax paid	31,023	16,045	214,717	120,564

          We expect to pay STC of $1.2 million, translated at exchange rates applicable as of December 31, 2010, related to intercompany dividends paid from South Africa to the United States during the third quarter of fiscal 2011.

          Six months ended December 31, 2010

          Net cash provided by operating activities for the first half of fiscal 2011 was $22.1 million (ZAR 157.8 million) compared to $50.7 million (ZAR 389.3 million) for the first half of fiscal 2010. Our net cash from operating activities decreased primarily due to the SASSA price and volume reductions which were effective July 1, 2010.

          During the first half of fiscal 2011 we made an additional second provisional tax payment of $1.8 million (ZAR 12.7 million) related to our 2010 tax year in South Africa. In addition we paid our first provisional tax payment of $16.6 million (ZAR 113.7 million) related to our 2011 tax year in South Africa. We made a fourth provisional tax payment of $0.5 million (ZAR 3.7 million) related to our 2010 tax year in Korea. Finally, we paid Secondary Tax on Companies, or STC, of $13.6 million (ZAR 95 million) related to intercompany dividends paid from South Africa to the United States.

          During the first half of fiscal 2010 we made an additional second provisional tax payment of $3.9 million (ZAR 29.6 million) related to our 2009 tax year in South Africa. In addition, we made a first provisional payment of $15.8 million (ZAR 118.8 million) related to our 2010 tax year in South Africa. See the table below for a summary of all taxes paid (refunded).

          Taxes paid during the first half of fiscal 2011 and 2010 were as follows:

Table 24	Six months ended December 31,
	2010	2009	2010	2009
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	16,565	15,809	113,708	118,788
Third provisional payments	335	239	2,296	1,789
Taxation paid related to prior years	1,774	3,929	12,716	29,611
Taxation refund received	(172)	(241)	(1,302)	(1,913)
Secondary taxation on Companies	13,592	-	95,000	-
Foreign taxes - fourth provisional payments	531	-	3,713	-
Total tax paid	32,625	19,736	226,131	148,275

          Cash flows from investing activities

          Three months ended December 31, 2010

          During the second quarter of fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET.

          Cash used in investing activities for the second quarter of fiscal 2011 includes capital expenditure of $4.0 million (ZAR 27.8 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project, the acquisition of POS devices to service our merchant acquiring system and the replacement of motor vehicles.

          We received principal loan repayments from SmartSwitch Namibia of $0.1 million during the second quarter of fiscal 2011.

          Cash used in investing activities for the second quarter of fiscal 2010 includes capital expenditure of $0.7 million (ZAR 5.2 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

          Six months ended December 31, 2010

          During the first half of fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET.

          Cash used in investing activities for the first half of fiscal 2011 includes capital expenditure of $4.8 million (ZAR 34.1 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project, the acquisition of POS devices to service our merchant acquiring system, the replacement of computer and electronic hardware and the replacement of motor vehicles.

          SmartSwitch Namibia commenced repayment of loans provided by its shareholders during the first half of fiscal 2010 and cash flows from investing activities for the first half of fiscal 2011 includes principal repayments of $0.4 million. In July 2010, we provided additional loan funding to VTU Colombia of approximately $0.4 million.

          Cash used in investing activities for the first half of fiscal 2010 includes capital expenditure of $1.3 million (ZAR 10.2 million), primarily for the acquisition of POS devices to service our merchant acquiring system, improvements to leasehold property and the acquisition of computer equipment.

          Cash flows from financing activities

          Three months ended December 31, 2010

          During the second quarter of fiscal 2011, we obtained loans under the Facilities Agreement to fund a portion of the KSNET purchase price. In addition, we paid approximately $0.6 million for the remaining 19.9% of Net1 UTA during the second quarter of fiscal 2011.

          There were no significant cash flows from financing activities during the second quarter of fiscal 2010.

          Six months ended December 31, 2010

          During the first half of fiscal 2011 we obtained loans under the Facilities Agreement to fund a portion of the KSNET purchase price. In addition, we paid approximately $0.6 million for the remaining 19.9% of Net1 UTA during the first half of fiscal 2011.

          During the first half of fiscal 2010 we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A. and its investment entities affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million). In addition, we incurred costs of approximately $0.5 million (ZAR 3.9 million) related to the repurchase of these shares. During the second quarter of fiscal 2010, we also paid $1.3 million on account of shares we repurchased on June 30, 2009, under our share buy-back program. We also received $0.7 (ZAR 5.5 million) from employees exercising stock options and repaying loans.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          We discuss our capital expenditures during the second quarter of fiscal 2011 under – “Liquidity and capital resources –Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.1 million as of December 31, 2010. We anticipate that capital spending for the third quarter of fiscal 2011 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants, provide a switching service through EasyPay and expand our operations in Korea. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for leased premises as well as other commitments are as follows:

Table 24	Payments due by Period, as at December 31, 2010(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest-bearing liabilities (A)	$119,579	$7,166	$28,664	$79,270	$4,479
Operating lease obligations	6,604	3,379	2,713	512	-
Purchase obligations	2,000	2,000	-	-	-
Capital commitments	37	37	-	-	-
Total	$128,220	$12,582	$31,377	$79,782	$4,479

(A)	- includes $115.1 million of loans under the Facilities Agreement discussed under “—Liquidity and Capital Resources”

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of December 31, 2010 and 2009, our outstanding foreign exchange contracts were as follows:

          As of December 31, 2010

          None.

          As of December 31, 2009

				Fair market
Notional amount		Strike price		value price		Maturity
USD	1,000,000	EUR	1.4391	EUR	1.4318	January 4,2010
EUR	719,400	ZAR	10.9306	ZAR	10.7468	January 29, 2010

          Translation Risk

          Translation risk relates to the risk that our results of operations will vary significantly as the US dollar is our reporting currency, but we earn most of our revenues and incur most of our expenses in ZAR and generate a significant amount of revenue and related and operating expenses in KRW. The US dollar fluctuated significantly over the past three years, including against the ZAR and KRW. As exchange rates are outside our control, there can be no assurance that future fluctuations will not adversely affect our results of operations and financial condition.

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. As discussed under “Item 2—Liquidity and Capital Resources” we recently negotiated and utilized a five-year senior secured loan facility to acquire KSNET which currently bears interest at the Korean CD rate plus 4.10% . As interest rates, and specifically the Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the Korean CD rate, will not adversely affect our results of operations and financial condition.

          The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2010, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of December 31, 2010, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2010
Table 25			Estimated
annual
expected
	Annual		interest charge
	expected	Hypothetical	after change in
	interest	change in	Korean CD
	charge	Korean CD	rate
	($ ’000)	rate	($ ’000)
Interest on Facilities Agreement	7,781	1%	8,932
		(1)%	7,781

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

          Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited, which are exchange-traded equity securities. The fair value of these securities as of December 31, 2010, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

          The following table summarizes our exchange traded equity securities with equity price risk as of December 31, 2010. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2010 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of December 31, 2010
Table 26
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	8,404	10%	9,244	0.25%
		(10)%	7,564	(0.25)%

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

          See Item 1A RISK FACTORS in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, for a discussion of our risk factors.

Item 6. Exhibits

          The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description
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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32*	Certification pursuant to 18 USC Section 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2011.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director