Form 10-Q
period 2011-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2011-05-05
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ To ________________

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
YES [   ]     NO [X ]

As of May 3, 2011 (the latest practicable date), 45,535,353 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2011	2010
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,890	$153,742
Pre-funded social welfare grants receivable (Note 3)	3,199	6,660
Accounts receivable, net of allowances of – March: $398; June: $807	75,125	41,854
Finance loans receivable	8,514	4,221
Inventory (Note 4)	7,113	3,622
Deferred income taxes	18,748	16,330
Total current assets before settlement assets	201,589	226,429
Settlement assets	146,441	83,661
Total current assets	348,030	310,090
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – March: $46,189; June: $35,271	33,861	7,286
EQUITY-ACCOUNTED INVESTMENTS (Note 5)	1,893	2,598
GOODWILL (Note 6)	187,026	76,346
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – March: $31,764; June: $34,226 (Note 6)	147,922	68,347
OTHER LONG-TERM ASSETS, including available for sale securities (Note 5)	21,640	7,423
TOTAL ASSETS	740,372	472,090
LIABILITIES
CURRENT LIABILITIES
Bank overdraft	454	-
Accounts payable	16,101	3,596
Other payables	62,471	50,855
Current portion of long-term borrowings (note 8)	7,347	-
Income taxes payable	12,771	3,476
Total current liabilities before settlement obligations	99,144	57,927
Settlement obligations	146,441	83,661
Total current liabilities	245,585	141,588
DEFERRED INCOME TAXES	58,698	38,858
LONG-TERM BORROWINGS (note 8)	115,205	-
OTHER LONG-TERM LIABILITIES, including non-controlling interest loans	1,029	4,343
TOTAL LIABILITIES	420,517	184,789
COMMITMENTS AND CONTINGENCIES	-	-
EQUITY
NET1 EQUITY:
COMMON STOCK (Note 9) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - March: 45,535,353; June: 45,378,397	59	59
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2011: -; 2010: -	-	-
ADDITIONAL PAID-IN-CAPITAL	139,211	133,543
TREASURY SHARES, AT COST: March: 13,149,042; June: 13,149,042	(173,671)	(173,671)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(36,900)	(66,396)
RETAINED EARNINGS	388,158	392,343
TOTAL NET1 EQUITY	316,857	285,878
NON-CONTROLLING INTEREST	2,998	1,423
TOTAL EQUITY	319,855	287,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$740,372	$472,090

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$92,758	$72,291	$246,052	$211,669

EXPENSE

Cost of goods sold, IT processing, servicing and support	29,302	17,910	76,551	55,652

Selling, general and administration	32,618	22,381	91,707	58,987

Depreciation and amortization	11,192	5,141	25,188	14,384

Impairment loss (note 6)	41,771	-	41,771	-

OPERATING (LOSS) INCOME	(22,125)	26,859	10,835	82,646

INTEREST (EXPENSE) INCOME, net	(955)	2,206	(199)	6,470

(LOSS) INCOME BEFORE INCOME TAXES	(23,080)	29,065	10,636	89,116

INCOME TAX (BENEFIT) EXPENSE – (Note 13)	(1,603)	10,441	14,440	32,964

NET (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE LOSS FROM EQUITY- ACCOUNTED INVESTMENTS	(21,477)	18,624	(3,804)	56,152

LOSS FROM EQUITY-ACCOUNTED INVESTMENTS (Note 5)	(127)	(44)	(509)	(425)

NET (LOSS) INCOME	(21,604)	18,580	(4,313)	55,727

ADD NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(42)	(192)	(128)	(270)

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	$(21,562)	$18,772	$(4,185)	$55,997

Net (loss) income per share, in United States dollars (Note 10)
Basic (loss) earnings attributable to Net1 shareholders	($0.47)	$0.41	($0.09)	$1.20
Diluted (loss) earnings attributable to Net1 shareholders	($0.47)	$0.41	($0.09)	$1.20

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (in thousands)
Net 1 UEPS Technologies, Inc. Shareholder

							Accumulated
							other
			Number of		Additional		comprehensive		Non-
	Number of		Treasury	Treasury	Paid-In	Retained	(loss)	Total Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	income	Equity	Interests	Total

Balance – July 1, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301

Restricted stock granted	156,956

Loan portion related to options					20			20		20

Stock-based compensation charge					4,593			4,593		4,593

Utilization of APIC pool related to vested restricted stock					(160)			(160)		(160)

Acquisition of KSNET (note 2)								-	3,097	3,097

Acquisition of 19.90% non- controlling interest (note 2)					1,215		(290)	925	(1,809)	(884)

Comprehensive loss, net of taxes:
Net loss						(4,185)		(4,185)	(128)	(4,313)
Other comprehensive income:
Movement in foreign currency translation reserve							29,786	29,786	415	30,201

Balance – March 31, 2011	58,684,395	$59	(13,149,042)	$(173,671)	$139,211	$388,158	$(36,900)	$316,857	$2,998	$319,855

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Net (loss) income	$(21,562)	$18,772	$(4,185)	$55,997

Other comprehensive income (loss), net of taxes:
Net unrealized loss on asset available for sale, net of tax	-	-	-	(684)
Movement in foreign currency translation reserve	1,481	(4,830)	29,786	7,660
Total other comprehensive income (loss), net of taxes	1,481	(4,830)	29,786	6,976

Comprehensive (loss) income	(20,081)	13,942	25,601	62,973
(Add) Less comprehensive loss (gain) attributable to non-controlling interest	24	333	(287)	352
Comprehensive (loss) income attributable to Net1	$(20,105)	$13,609	$25,888	$62,621

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cash flows from operating activities
Net (loss) income	$(21,604)	$18,580	$(4,313)	$55,727
Depreciation and amortization	11,192	5,141	25,188	14,384
Impairment loss	41,771	-	41,771	-
Loss from equity-accounted investments	127	44	509	425
Fair value adjustments	417	183	655	12
Interest payable	1,406	74	1,546	229
(Loss) Profit on disposal of property, plant and equipment	(2)	29	(10)	31
Stock-based compensation charge	1,597	1,400	4,593	4,254
Facility fee amortized	113	-	1,841	-
Decrease (Increase) in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	3,896	(3,314)	2,648	2,736
Decrease (Increase) in deferred expenditure on smart cards	-	55	-	(5)
(Increase) Decrease in inventory	(229)	(221)	(163)	2,465
(Decrease) Increase in accounts payable and other payables	(6,060)	1,325	(2,283)	(8,017)
Increase (Decrease) in taxes payable	7,140	7,343	5,910	7,027
(Decrease) Increase in deferred taxes	(11,500)	1,070	(24,438)	3,181
Net cash provided by operating activities	28,264	31,709	53,454	82,449
Cash flows from investing activities
Capital expenditures	(4,679)	(984)	(9,458)	(2,310)
Proceeds from disposal of property, plant and equipment	10	62	28	124
Advance of loans to equity-accounted investment	-	-	(375)	-
Repayment of loan by equity-accounted investment	33	-	440	-
Acquisition of KSNET, net of cash acquired	-	-	(230,225)	-
Acquisition of MediKredit, net of cash acquired	-	(981)	-	(981)
Net change in settlement assets	7,397	280	(39,788)	280
Net cash provided by (used in) investing activities	2,761	(1,623)	(279,378)	(2,887)
Cash flows from financing activities
Loan portion related to options	-	-	20	720
Treasury stock acquired	-	-	-	(126,304)
Long-term borrowings obtained (Note 8)	-	-	116,353	-
Facilities fees paid	-	-	(3,088)	-
Acquisition of remaining 19.9% of Net1 UTA	-	-	(594)	-
Repayment of short-term borrowings	(7,124)	-	(6,705)	(137)
Net change in settlement obligations	(7,397)	(280)	39,788	(280)
Net cash (used in) generated from financing activities	(14,521)	(280)	145,774	(126,001)
Effect of exchange rate changes on cash	1,003	1,664	15,298	9,994
Net increase (decrease) in cash and cash equivalents	17,507	31,470	(64,852)	(36,445)
Cash and cash equivalents – beginning of period	71,383	152,871	153,742	220,786
Cash and cash equivalents – end of period	$88,890	$184,341	$88,890	$184,341

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

          On January 1, 2011, the Company adopted new FASB guidance related to disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance has impacted the presentation of the Company’s pro forma information for business combination disclosed in note 2 to the Company’s unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2011.

          Recent accounting pronouncements not yet adopted as of March 31, 2011

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

2.      Acquisitions

          2011 acquisitions

               98.73% of KSNET

          On October 29, 2010, the Company acquired KSNET for KRW 270 billion (approximately $240 million based on exchange rates on October 29, 2010), subject to post-closing working capital adjustment which is still being determined between the Company and the former shareholders of KSNET. The acquisition of KSNET expands the Company’s international footprint as well as diversifies the Company’s revenue, earnings and product portfolio. Over time, the combination is expected to capitalize on multiple revenue synergies and provide an established base in Asia for further business development activities in the region.

2.      Acquisitions (continued)

          2011 acquisitions (continued)

               98.73% of KSNET (continued)

          Most of KSNET’s revenue is derived from the provision of payment processing services to approximately 200,000 merchants and to card issuers in Korea through its value added network, or VAN. KSNET has a diverse product offering and the Company believes it is the only total payments solutions provider offering card VAN, payment gateway and banking VAN services in Korea, which differentiates KSNET from other Korean payment solution providers and allows it to cross-sell its products across its customer base.

           The following table sets forth the preliminary allocation of the purchase price:

Cash and cash equivalents	$10,507
Accounts receivable, net	28,748
Inventory	2,788
Settlement assets	13,164
Long-term receivable,	288
Property, plant and equipment, net	24,052
Goodwill (note 6)	100,922
Intangible assets, net (note 6)	127,796
Other long-term assets	6,263
Trade payables	(9,643)
Other payables	(13,202)
Income taxes payable	(2,428)
Settlement obligations	(13,164)
Long-term deferred income tax liabilities	(31,063)
Other long-term liabilities	(1,199)
Total net assets of KSNET attributable to shareholders, including goodwill	243,829
Less attributable to non-controlling interest	(3,097)
Total purchase price	$240,732

          The preliminary purchase price allocation is based on management estimates as of March 31, 2011, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2011.

          The Company incurred transaction-related expenditures of $0.5 million and $5.6 million, respectively, during the three and nine months ended March 31, 2011, related to this acquisition and expects to incur some additional expenses during the three months ending June 30, 2011. The Company is currently unable to quantify the amount of these additional expenditures.

          The results of KSNET’s operations are reflected in the Company’s financial statements from November 1, 2010. The following pro forma revenue, net income and per share information has been prepared as if the acquisition of KSNET had occurred on July 1, 2009:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue	$92,758	$94,940	$278,157	$274,463
Net (loss) income	(21,064)	13,636	(3,890)	39,574

(Loss) Earnings per share – basic in United States dollars	(0.46)	0.30	(0.09)	0.85
(Loss) Earnings per share – diluted in United States dollars	$(0.46)	$0.30	$(0.09)	$0.85

2.      Acquisitions (continued)

          2011 acquisitions (continued)

               98.73% of KSNET (continued)

          The pro forma financial information presented above includes the business combination accounting and other effects from the acquisition including (1) intangibles asset amortization expense related to acquired intangibles and the related deferred tax effects for the three and nine months ended March 31, 2011 and 2010; (2) the loss of interest income, net of taxation, as a result of funding a portion of the purchase price in cash for the three and nine months ended March 31, 2011 and 2010; (3) an increase in interest expense resulting from the long-term borrowing obtained to fund a portion of the purchase price for the three and nine months ended March 31, 2011 and 2010 and (4) an adjustment to exclude all applicable transaction-related costs recognized in our condensed consolidated statements of operations for the three and nine months ended March 31, 2010. The pro forma net income and per share information presented above does not include any cost savings or other synergies that may result from the acquisition.

          The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on these dates.

          Since the closing of the acquisition, KSNET has contributed revenue of $41.0 million and a net loss, including transaction-related interest and intangible assets amortization related to assets acquired, net of deferred taxes, of $4.3 million.

               19.9% of Net1 UTA

          On December 23, 2010, the Company acquired the remaining 19.9% of the issued share capital of Net 1 Universal Technologies (Austria) AG (“Net1 UTA”) for $0.6 million in cash. The Company now owns 100% of Net1 UTA.

3.      Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2011 payment service commenced during the last four days of March 2011 and was offered at merchant locations only.

4.      Inventory

          The Company’s inventory comprised the following categories as of March 31, 2011 and June 30, 2010.

	March 31,	June 30,
	2011	2010

Raw materials	$226	$75
Finished goods	6,887	3,547
	$7,113	$3,622

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

          As of March 31, 2011

          None

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

               Investments in common stock

          In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to Level 1 investments. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 investments. In circumstances in which inputs are generally unobservable, values typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. Investments valued using such techniques are included in Level 3 investments.

          The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of March 31, 2011, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

          Finbond’s shares are traded on the JSE Limited (“JSE”) and the Company has designated such shares as available for sale investments. The Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond include property investment and microlending. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 according to the fair value hierarchy:

Quoted
Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock (available for sale assets included in OTHER LONG-TERM ASSETS)	-	$90	$8,404	$8,494
Total assets at fair value	-	$90	$8,404	$8,494

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

          During the three and nine months ended March 31, 2011, SmartSwitch Namibia repaid outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in our condensed consolidated balance sheet as of March 31, 2011, and reduce this balance. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in our condensed consolidated statement of cash flows for the three and nine months ended March 31, 2011.

          During the three months ended March 31, 2011, SmartSwitch Botswana capitalized all shareholder loan funding provided and shareholders agreed to waive all interest on these loans. The net effect of the reversal of the interest and related foreign exchange effects are included in the Company’s condensed consolidated statements of operations for the three and nine months ended March 31, 2011.

          In July 2010, the Company provided additional loan funding of $375,000 for a specific growth initiative at VTU Colombia. As of March 31, 2011, the Company’s share in VTU Colombia’s accumulated losses continued to exceed its investment. VTU Colombia’s other shareholders are providing short-term funding for continued operations and the Company has no obligation to provide any additional funding at this stage.

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

5.      Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis (continued)

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2010 and March 31, 2011:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2010	$3,549	$2,512	$(3,905)	$442	$2,598
Loans provided	-	375	-	-	375
Loan repaid	-	(510)	-	-	(510)
Interest repaid	-	-	-	(186)	(186)
Loans converted to equity	1,015	(1,015)	-	-	-
(Loss) Earnings from equity- accounted investments	-	-	(122)	(387)	(509)
SmartSwitch Namibia(1)	-	-	71	60	131
SmartSwitch Botswana(1)	-	-	329	(447)	(118)
VTU Colombia	-	-	(449)	-	(449)
VinaPay	-	-	(73)	-	(73)
Foreign currency adjustment(2)	39	231	(74)	(71)	125
Balance as of March 31, 2011	$4,603	$1,593	$(4,101)	$(202)	$1,893

(1) – includes the recognition of realized net income.
(2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

          Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended March 31, 2011:

	Loss	Elimination	Total

(Loss) Earnings from equity- accounted investments	$432	$(559)	$(127)
SmartSwitch Namibia	29	16	45
SmartSwitch Botswana	423	$(575)	(152)
VTU Colombia	-	-	-
VinaPay	$(20)	-	$(20)

          There were no significant sales to these investees that require elimination during the three and nine months ended March 31, 2011 and 2010.

6.      Goodwill and intangible assets

          Goodwill

          Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2011.

Carrying
value

Balance as of June 30, 2010	$76,346
Acquisitions(1)	100,922
Foreign currency adjustment (2)	9,758
Balance as of March 31, 2011	$187,026

          (1) – represents goodwill arising from the acquisition of KSNET and translated at the foreign exchange rate applicable on the date the transactions became effective. This goodwill has been allocated to the International transaction-based activities operating segment.
          (2) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar and the KRW against the US dollar.

          Goodwill associated with the acquisition of KSNET represents the excess of cost over the fair value of acquired net assets and is not tax deductible.

6.      Goodwill and intangible assets (continued)

          Goodwill (continued)

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2011	2010

SA transaction-based activities	$42,001	$37,568
International transaction-based activities	102,359	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	42,666	38,778
Total	$187,026	$76,346

          Intangible assets

               Impairment loss

          The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. During the three months ended March, 2011, one of Net1 UTA’s largest customers advised the Company of its intention to transition to an alternative payment platform which will negatively impact the Company’s revenue, net income and cash flow in the medium term. As a consequence of this development, as well as deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows, the Company reviewed customer relationships acquired as part of the Net1 UTA acquisition for impairment. As a result of this review, the Company recognized an impairment loss of approximately $41.8 million related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008. In addition, the Company reversed the deferred tax liability of $10.4 million associated with this intangible asset.

          The expected undiscounted future cash flows related to the Net1 UTA customer relationships was compared to the carrying value of the asset and management determined that the carrying value exceeded the undiscounted future cash flows. Accordingly, management performed the second step in the asset impairment analysis to determine the impairment loss. The second step requires a comparison of the carrying value of the customer relationships with its fair value. The fair value of the customer relationships was determined using an income approach valuation technique. The calculation of the fair value required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

          The impairment loss has been allocated to the Company’s Hardware, software and related technology sales operating segment.

               KSNET intangible assets acquired

          Summarized below is the fair value of the KSNET intangible assets acquired, translated at the exchange rate applicable as of October 31, 2010, and the weighted-average amortization period of the intangible assets:

		Weighted-
	Fair value	Average
	as of	Amortization
	October 31,	period (in
	2010	years)
Finite-lived intangible asset:
Customer relationships	$95,066	10
Software and unpatented technology	28,397	5
Trademarks	$4,333	9

          On acquisition, the Company recognized a deferred tax liability of approximately $31.0 million related to the acquisition of the intangible assets.

6.      Goodwill and intangible assets (continued)

          Intangible assets (continued)

               Carrying value and amortization of intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2011 and June 30, 2010:

	As of March 31, 2011			As of June 30, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships (1)(2)	$118,953	$(12,364)	$106,589	$77,452	$(22,519)	$54,933
Software and unpatented technology (1)	41,151	(6,989)	34,162	11,047	(1,343)	9,704
FTS patent	5,598	(5,550)	48	5,007	(4,880)	127
Exclusive licenses	4,506	(4,427)	79	4,506	(3,941)	565
Trademarks (1)	8,590	(2,064)	6,526	3,766	(1,411)	2,355
Customer database	888	(370)	518	795	(132)	663
Total finite-lived intangible assets	$179,686	$(31,764)	$147,922	$102,573	$(34,226)	$68,347

(1) Includes the customer relationships, software and unpatented technology and trademarks acquired as part of the KSNET acquisition in October 2010.
(2) The Net1 UTA customer relationships that have been impaired are excluded from the March 31, 2011, balances but included in the June 30, 2010, balances.

          Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2011, was approximately $7.3 million and $17.3 million, respectively (three and nine months ended March 31, 2010, was approximately $4.0 million and $11.3 million, respectively).

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on March 31, 2011, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2011	$15,259
2012	18,921
2013	17,271
2014	14,509
2015	$14,509

7.      Short-term facilities

          As of March 31, 2011, the Company had a short-term facility in South African rand of approximately $36.5 million, translated at exchange rates applicable as of March 31, 2011, with Nedbank Limited (“Nedbank”). As of March 31, 2011, the overdraft rate on this facility was 7.85% . Certain of the Company’s South African subsidiaries have provided a cross deed of suretyship whereby each of these companies has bound itself as surety and co-principal debtor with each other for the fulfillment of each other's obligations under the facility. These South African subsidiaries have agreed that any debit and credit bank account balances with Nedbank may be set off against each other. Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $19.7 million, translated at exchange rates applicable as of March 31, 2011, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of March 31, 2011, the Company had utilized none of its South African short-term facility.

          In addition, Net1 UTA had short-term facilities of approximately $1.4 million, translated at exchange rates applicable as of March 31, 2011, with each of two of Austria’s largest banks. These facilities are available to the Company. The interest rate applicable to these short-term facilities is negotiated when the facilities are utilized. As of March 31, 2011, the Company had utilized none of its Austrian short-term facilities.

          Management believes that the Company’s current short-term facilities are sufficient in order to meet its future obligations as they arise.

8.      Long-term borrowings

          The Company financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year senior secured loan facility provided by a consortium of banks under a facilities agreement (the “Facilities Agreement”). The Facilities Agreement provides for three separate facilities: a Facility A loan to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The CD rate was 3.0% on March 31, 2011. Total interest expense for the three and nine months ended March 31, 2011, was $2.0 million and $3.4 million, respectively. Interest of approximately $1.4 million, translated at exchange rates applicable as of March 31, 2011, has been accrued as of March 31, 2011.

          The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. The first scheduled installment of $7.3 million, translated at exchange rates applicable as of March 31, 2011, is due on October 29, 2011, and has been classified as current in our condensed consolidated balance sheet.

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

          Common stock repurchases

          During the three and nine months ended March 31, 2011, the Company did not repurchase any shares. On July 28, 2009, the Company repurchased an aggregate of 9,221,526 shares of its common stock from two shareholders, who originally acquired their shares in connection with the Aplitec transaction. The purchase price was $13.50 (ZAR 105.98) per share and was paid from the Company’s cash reserves in ZAR for an aggregate purchase price of $124.5 million (ZAR 977.3 million).

10.    Earnings per share

          Basic earnings per share includes restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2011 and 2010, reflects only undistributed earnings.

          Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and nine months ended March 31, 2011 and 2010, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of March 31, 2011 and 2010, the vesting conditions in respect of a portion of the awards had not been satisfied.

10.    Earnings per share (continued)

          The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2011 and 2010.

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,452	45,378	45,423	46,532
Weighted average effect of dilutive securities: employee stock options	107	265	66	193
Weighted average number of outstanding shares of common stock – diluted	45,559	45,643	45,489	46,725

11.    Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the three and nine months ended March 31, 2011, and 2010:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value

Outstanding – July 1, 2010	1,813,656	$19.76	7.41	$585
Granted under Plan	307,000	10.59	10.00		$801
Outstanding – March 31, 2011	2,120,656	$18.44	7.08	$239

Outstanding – July 1, 2009	1,896,994	$19.03	8.30	$1,576
Exercised	(83,338)	-	-	$1,667
Outstanding – March 31, 2010	1,813,656	$19.76	7.66	$3,586

          No stock options became exercisable during the three and nine months ended March 31, 2011 and 2010.

          No stock options were exercised during the three and nine months ended March 31, 2011. During the nine months ended March 31, 2010, the Company received approximately $0.3 million from stock options exercised and approximately $0.4 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

11.    Stock-based compensation (continued)

          Stock option and restricted stock activity (continued)

               Restricted stock

          The following table summarizes restricted stock activity for the three and nine months ended March 31, 2011, and 2010:

		Weighted
	Number of	Average
	Shares of	Grant
	Restricted	Date Fair
	Stock	Value
Non-vested – July 1, 2010	407,828	-
Granted – August 2010	13,956	$185
Granted – October 2010	60,000	$740
Granted – November 2010	83,000	$879
Vested – September 2010	(201,704)	-
Non-vested – December 31, 2010	363,080	-
Vested – February 2011	(1,094)	-
Non-vested – March 31, 2011	361,986	-

Non-vested – July 1, 2009	597,162	-
Granted – August 2009	10,098	$185
Vested – September 2009	(198,338)	-
Non-vested – December 31, 2009	408,922	-
Vested – February 2010	(1,094)	-
Non-vested – March 31, 2010	407,828	-

          The fair value of restricted stock vested during the three and nine months ended March 31, 2011 was $0.01 million and $2.3 million, respectively and during the nine months ended March 31, 2010, was $3.8 million.

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $1.6 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Three months ended March 31, 2011
Stock-based compensation charge	$1,595	$50	$1,545
Total – three months ended March 31, 2011	$1,595	$50	$1,545

Three months ended March 31, 2010
Stock-based compensation charge	$1,400	$50	$1,350
Total – three months ended March 31, 2010	$1,400	$50	$1,350

11.    Stock-based compensation (continued)

          Stock-based compensation charge and unrecognized compensation cost (continued)

          The Company has recorded a stock compensation charge of $4.6 million and $4.3 million for the nine months ended March 31, 2011 and 2010, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
		processing,	selling,
	Total	servicing	general and
	charge	and support	administration

Nine months ended March 31, 2011
Stock-based compensation charge	$4,592	$152	$4,440
Total – Nine months ended March 31, 2011	$4,592	$152	$4,440

Nine months ended March 31, 2010
Stock-based compensation charge	$4,254	$152	$4,102
Total – Nine months ended March 31, 2010	$4,254	$152	$4,102

          The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of March 31, 2011, the total unrecognized compensation cost related to stock options was approximately $3.6 million, which the Company expects to recognize over approximately three years. As of March 31, 2011, the total unrecognized compensation cost related to restricted stock awards was approximately $3.0 million, which the Company expects to recognize over approximately four years.

          As of March 31, 2011, the Company has recorded a deferred tax asset of approximately $1.1 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

12.    Operating segments

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

          The Company allocated its international transaction-based activities to a new operating segment, namely International transaction-based activities. This operating segment comprises the transaction processing activities of KSNET, Net1 Virtual Card, and NUETS transaction processing activities in Iraq. Segment results for fiscal 2010 have not been restated due to the insignificance of the transaction processing activities of Net1 Virtual Card, and NUETS transaction processing activities in Iraq. However, for comparative purposes in future periods, the Company’s reported results for the nine months ended March 31, 2011, include all legacy international transaction-processing activities from July 1, 2010 and include KSNET from November 1, 2010.

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

          The SA transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three and nine months ended March 31, 2011, there was one such customer providing 44% and 48%, respectively, of total revenue (the three and nine months ended March 31, 2010: there was one such customer providing 65% and 67%, respectively, of total revenue).

12.    Operating segments (continued)

          The International transaction-based activities segment currently consists mainly of KSNET which generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in Korea. The segment also generates transaction fee revenue from transaction processing of UEPS-enabled smartcards through NUETS initiative in Iraq.

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

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues to external customers
SA transaction-based activities	$47,313	$50,854	$138,323	$141,247
International transaction-based activities	24,627	-	42,047	-
Smart card accounts	8,288	7,956	24,692	24,167
Financial services	2,168	1,149	5,039	2,799
Hardware, software and related technology sales	10,362	12,332	35,951	43,456
Total	92,758	72,291	246,052	211,669
Inter-company revenues
SA transaction-based activities	985	1,013	2,923	3,064
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	517	664	1,509	1,548
Total	1,502	1,677	4,432	4,612
Operating income (loss)
SA transaction-based activities	18,309	26,837	54,295	80,238
International transaction-based activities	780	-	896	-
Smart card accounts	3,767	3,616	11,221	10,985
Financial services	1,701	831	3,861	1,908
Hardware, software and related technology sales	(44,584)	(1,798)	(47,563)	(1,851)
Corporate/Eliminations	(2,098)	(2,627)	(11,875)	(8,634)
Total	(22,125)	26,859	10,835	82,646
Interest earned
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	1,516	2,450	5,950	7,257
Total	$1,516	$2,450	$5,950	$7,257

12.    Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest expense
SA transaction-based activities	$178	$222	$526	$744
International transaction-based activities	156	-	335	-
Smart card accounts	-	-	-	-
Financial services	15	-	15	1
Hardware, software and related technology sales	15	-	43	4
Corporate/Eliminations	2,107	22	5,230	38
Total	2,471	244	6,149	787

Depreciation and amortization
SA transaction-based activities	2,237	2,108	6,708	4,552
International transaction-based activities	6,047	-	9,946	-
Smart card accounts	-	-	-	-
Financial services	131	129	402	380
Hardware, software and related technology sales	2,568	2,611	7,550	8,575
Corporate/Eliminations	209	293	582	877
Total	11,192	5,141	25,188	14,384

Income taxation expense
SA transaction-based activities	5,077	7,511	15,056	22,517
International transaction-based activities	(55)	-	248	-
Smart card accounts	1,055	1,012	3,142	3,074
Financial services	473	233	1,077	534
Hardware, software and related technology sales	(11,041)	(389)	(11,618)	124
Corporate/Eliminations	2,888	2,074	6,535	6,715
Total	(1,603)	10,441	14,440	32,964

Net income (loss)
SA transaction-based activities	13,054	19,140	38,714	57,145
International transaction-based activities	899	-	532	-
Smart card accounts	2,712	2,605	8,081	7,911
Financial services	1,214	599	2,768	1,373
Hardware, software and related technology sales	(36,561)	(1,491)	(39,057)	(2,085)
Corporate/Eliminations	(2,880)	(2,081)	(15,223)	(8,347)
Total	(21,562)	18,772	(4,185)	55,997

Segment assets
Total	740,372	476,512	740,372	476,512

Expenditures for long-lived assets
SA transaction-based activities	649	831	1,933	1,845
International transaction-based activities	3,848	-	7,086	-
Smart card accounts	-	-	-	-
Financial services	124	122	340	240
Hardware, software and related technology sales	58	31	99	225
Corporate/Eliminations	-	-	-	-
Total	$4,679	$984	$9,458	$2,310

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

          For the three and nine months ended March 31, 2011, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and nine months ended March 31, 2011, was 7.0% and 135.8%, respectively, as a result of non-deductible expenses, the impairment loss (see note 6) including transaction-related expenses and interest expense related to the acquisition of KSNET.

          The Company increased its unrecognized tax benefits by $0.1 million and $0.3 million, respectively, during the three and nine months ended March 31, 2011. As of March 31, 2011, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

          The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of March 31, 2011, the Company is no longer subject to income tax examination by the South African Revenue Service for years before March 31, 2008. In 2007, the Korea National Tax Service had effectively completed the examination of the Company’s returns in Korea related to years 2002 through 2006. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, statement of cash flows, or results of operations.

14.    Subsequent events

          Under the Company’s SASSA contract, it provides its social welfare grants distribution service to SASSA in five of South Africa’s nine provinces (KwaZulu-Natal, Limpopo, North West, Northern Cape and Eastern Cape). The contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. As it has previously disclosed, the Company’s SASSA contract has been extended and now runs through September 30, 2011, unless it is further extended. On April 15, 2011, SASSA publicly issued an invitation to bid, inviting service providers to submit proposals for the provision of payment services for social grants in any one or more of the nine provinces of South Africa by May 27, 2011. The Company will participate in the bid process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

          Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” in Item 1A. below and “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2010 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Business Developments During the Third Quarter of Fiscal 2011

               South Africa

          SASSA update

          Under our SASSA contract, we provide our social welfare grants distribution service to SASSA in five of South Africa’s nine provinces (KwaZulu-Natal, Limpopo, North West, Northern Cape and Eastern Cape). The contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. As we have previously disclosed, our SASSA contract has been extended and now runs through September 30, 2011, unless it is further extended. On April 15, 2011, SASSA publicly issued an invitation to bid, inviting service providers to submit proposals for the provision of payment services for social grants in any one or more of the nine provinces of South Africa by May 27, 2011. We will participate in the bid process.

          See “1. Legal Proceedings” and “Item 1A. Risk Factors” for more information and the risks associated with our SASSA contract, the recently initiated new tender process and for an update on litigation between us and SASSA.

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

          South African transaction processors

          During the third quarter of fiscal 2011 our South African transaction processors were awarded various new business contracts to perform transaction processing including, for a top five petroleum company and a medium-size retailer, as well as perform distribution of prepaid electricity for a large metropolitan area (near Johannesburg) in the Gauteng province. In addition, FIHRST continues to expand its client base and number and value of transactions processed.

               Outside South Africa

          Republic of Korea

          KSNET’S operating performance during fiscal 2011 has been largely in-line with our expectations and the integration of KSNET has progressed well since the acquisition closed at the end of October 2010. We have commenced a number of strategic initiatives in the Republic of Korea to maintain our current market share and to expand into adjacent markets. Specifically, we have embarked on a number of medium-term initiatives which will be funded from our existing Korean cash reserves. We do not expect to use funds generated by our other operations to fund these initiatives in Korea. Our management teams are actively engaged in identifying and evaluating opportunities in the Korean market place.

          The African Continent and Iraq

          During the third quarter of fiscal 2011, Net1 Universal Electronic Technological Solutions (Proprietary) Limited, or NUETS, recorded revenue from transaction fees and the delivery of UEPS-enabled smartcards under its contract with the government of Iraq. NUETS expects to generate ongoing revenues from transaction fees under the Iraqi contract during the fourth quarter of fiscal 2011. NUETS has entered the second phase of its initiative in Ghana and now generates recurring income in the form of hardware and software maintenance fees.

          NUETS continued to service its current customers on the African continent and in Iraq and continued its business development efforts, including responding to a number of tenders, in multiple new countries on the African continent during the quarter.

          During the third quarter of fiscal 2011, SmartSwitch Namibia generated incremental transaction fees from transactions conducted between Namibian merchants and UEPS-enabled smartcards. SmartSwitch Botswana generated transaction fees during the third quarter of fiscal 2011 from the payment of food voucher grants. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during the fourth quarter of fiscal 2011. During the third quarter of fiscal the shareholders of SmartSwitch Botswana agreed to convert their loan funding to equity funding and waive all interest due. The net effect of the reversal of the interest and related foreign exchange effects are included in our results for the third quarter of fiscal 2011.

          Net 1 Universal Technologies (Austria) AG, or Net1 UTA

          During the third quarter of fiscal 2011, one of Net1 UTA’s largest customers advised us of its intention to transition to an alternative payment platform which will negatively impact our revenue, net income and cash flow in the medium term. As a consequence of this development, as well as deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows, we reviewed customer relationships acquired as part of the Net1 UTA acquisition for impairment. As a result of this review, we recognized an impairment loss of approximately $41.8 million related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008. In addition, we reversed the deferred tax liability of $10.4 million associated with this intangible asset.

          The impairment loss has been allocated to our hardware, software and related technology sales operating segment.

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

          Medikredit / XeoHealth

          During the third quarter of fiscal 2011, our wholly owned subsidiary XeoHealth Corporation, Inc., or XeoHealth, intensified its marketing efforts in the United States of its Real Time Adjudication, or RTA, solutions for the end-to-end electronic processing of medical claims information. There has been significant interest from various participants in the United States healthcare industry in the solutions offered by XeoHealth for the current and newly mandated Health Insurance Portability and Accountability Act, or HIPAA, Electronic Data Interchange, or EDI, transactions and we will intensify our marketing and business development activities in the United States.

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

          Recent accounting pronouncements adopted

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted as of March 31, 2011, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

          Recent accounting pronouncements not yet adopted as of March 31, 2011

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2011, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2011	2010	2011	2010	2010
ZAR : $ average exchange rate	7.0160	7.5359	7.1017	7.6287	7.6117
Highest ZAR : $ rate during period	7.3457	7.8939	7.7809	8.3187	8.3187
Lowest ZAR : $ rate during period	6.4925	7.2129	6.4925	7.2120	7.1731
Rate at end of period	6.8456	7.3926	6.8456	7.3926	7.6529

          Translation exchange rates

          We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2011 and 2010, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2011	2010	2011	2010	2010
Income and expense items: $1 = ZAR .	6.9853	7.5341	7.0891	7.6247	7.6092

Balance sheet items: $1 = ZAR	6.8456	7.3926	6.8456	7.3926	7.6529

Results of operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in “Item 1 – Financial Statements” which are reported in US dollars and are prepared in accordance with US GAAP. Our discussion analyzes our results of operations both in US dollars and ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business. The results of operations for the three and nine months ended March 31, 2011, include:

  KSNET from November 1, 2010, (allocated to our International transaction-based activities operating segment);
  FIHRST for the entire period (allocated to our SA transaction-based activities operating segment); and
  MediKredit for the entire period as well as for the three months ended March 31, 2010 as the transaction closed in January 2010 (allocated to our SA transaction-based activities operating segment.)

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

          Third quarter fiscal 2011 compared to third quarter of fiscal 2010

          The following factors had an influence on our results of operations during the third quarter of fiscal 2011 as compared with the same period in the prior year:

  Impairment loss related to Net1 UTA customer relationships: We recorded an impairment loss of $41.8 million related to Net1 UTA’s customer relationships, which resulted in an operating loss for the quarter;
  SASSA price and volume reductions: Our contract with SASSA has reduced our revenue and operating income, before impairment loss, as a result of the previously announced price and volume reductions;
  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 7% compared to the ZAR during the third quarter of fiscal 2011 compared to fiscal 2010 which positively impacted our reported results;
  Increased revenue from KSNET at lower operating margins than our legacy businesses, before acquired intangible asset amortization: Our KSNET acquisition increased our revenue during the entire third quarter of fiscal 2011, however, because KSNET has an operating margin that is lower than our legacy businesses, before acquired intangible asset amortization, it reduced our consolidated operating margin. The inclusion of KSNET in our results has also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Increased transaction volumes at EasyPay: Our reported results were favorably impacted by increased transaction volumes at EasyPay resulting from growth in value-added services;
  Lower revenue and operating loss generated by MediKredit: MediKredit’s revenue for the third quarter of fiscal 2011 was lower than the comparable period due to the inclusion in the third quarter of fiscal 2010 of claims processing support fees received from a customer it lost in late calendar 2009 and which contractually continued to pay fees through the end of April 2010. MediKredit generated an operating loss during the third quarter of fiscal 2011, in line with our expectations;
  Increased revenue from FIHRST at lower operating margins than other SA transaction-based activity business:
  FIHRST increased our revenue during the third quarter of fiscal 2011, however, because FIHRST has an operating margin that is lower than our other SA transaction-based activity businesses, it negatively impacted our consolidated operating margin. The inclusion of FIHRST in our results has also contributed to the increase in selling, general and administration expense;
  Increased user adoption in Iraq: We recorded increased transaction revenues at NUETS from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment was adversely impacted by lower revenues at NUETS, partially offset by increased sales by Net1 UTA;
  Intangible asset amortization related to acquisitions: Our reported results were adversely impacted by additional intangible asset amortization of approximately $3.1 million related to the acquisition of KSNET in the second quarter of fiscal 2011, as well as FIHRST during the third quarter of fiscal 2010;
  Lower interest income and increased interest expense resulting from KSNET acquisition: Our reported results were adversely impacted by lower interest income due to the payment of a portion of the KSNET purchase price in cash and increased interest expense due to the payment of a portion of the KSNET purchase price utilizing long- term debt; and
  Non-recurring items included in selling, general and administration expense: During the third quarter of fiscal 2011, we incurred transaction-related expenses of $0.5 million, primarily for the acquisition of KSNET.

           Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended March 31,
	2011	2010	$ %
	$’000	$’000	change
Revenue	92,758	72,291	28%
Cost of goods sold, IT processing, servicing and support	29,302	17,910	64%
Selling, general and administration	32,618	22,381	46%
Depreciation and amortization	11,192	5,141	118%
Impairment loss	41,771	-	nm
Operating (loss) income	(22,125)	26,859	(182)%
Interest income, net	(955)	2,206	(143)%
(Loss) Income before income taxes	(23,080)	29,065	(179)%
Income tax expense	(1,603)	10,441	(115)%
Net (loss) income before loss from equity-accounted investments	(21,477)	18,624	(215)%
Loss from equity-accounted investments	(127)	(44)	189%
Net income	(21,604)	18,580	(216)%
Add net loss attributable to non-controlling interest	(42)	(192)	(78)%
Net (loss) income attributable to us	(21,562)	18,772	(215)%

	In South African Rand
Table 4		(US GAAP)
	Three months ended March 31,
	2011	2010	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	647,942	544,651	19%
Cost of goods sold, IT processing, servicing and support	204,683	134,937	52%
Selling, general and administration	227,846	168,622	35%
Depreciation and amortization	78,179	38,732	102%
Impairment loss	291,783	-	nm
Operating (loss) income	(154,549)	202,360	(176)%
Interest income, net	(6,671)	16,620	(140)%
(Loss) Income before income taxes	(161,220)	218,980	(174)%
Income tax expense	(11,197)	78,664	(114)%
Net (loss) income before loss from equity-accounted investments	(150,023)	140,316	(207)%
Loss from equity-accounted investments	(887)	(332)	167%
Net income	(150,910)	139,984	(208)%
Add net loss attributable to non-controlling interest	(293)	(1,447)	(80)%
Net (loss) income attributable to us	(150,617)	141,431	(207)%

          Analyzed in ZAR, the increase in revenue for the third quarter of fiscal 2011, was primarily due to higher revenues from the inclusion of KSNET and FIHRST, an increase in the number of UEPS-based loans made, increased transaction volumes at EasyPay and higher utilization of our UEPS system in Iraq, which was partially offset by lower revenues under our new SASSA contract, discussed under “—Business Developments during the Third Quarter of Fiscal 2011—South Africa—SASSA update” and fewer sales of hardware, software and related technology. Analyzed in ZAR, cost of goods sold, IT processing, servicing and support for the third quarter of fiscal 2011 was higher primarily due to the inclusion of KSNET and FIHRST.

          Analyzed in ZAR, selling, general and administration expense increased during the third quarter of fiscal 2011 primarily due to increases in goods and services purchased from third parties and the inclusion of KSNET and FIHRST’s operations. During the third quarter of fiscal 2011, selling, general and administration expense also included transaction-related costs of $0.5 million (ZAR 3.7 million), primarily for the KSNET acquisition.

          Our operating income margin, before the impairment loss discussed below, for the third quarter of fiscal 2011 and 2010 was 21% and 37%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the significant decrease from the prior period is attributable to the price and volume reductions under our SASSA contract, lower margin contribution from KSNET and transaction-related costs.

          Our direct costs of maintaining a listing on Nasdaq and the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, primarily includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, investor relations expenses, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $0.9 million (ZAR 6.1 million) and $0.6 million (ZAR 4.5 million) during the third quarter of fiscal 2011 and 2010, respectively.

          In ZAR, depreciation and amortization increased during fiscal 2011 primarily as a result of intangible asset amortization related to the KSNET and FIHRST acquisitions. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 5	March 31,
	2011	2010
	$ ’000	$’000
Amortization included in depreciation and amortization expense:	7,007	3,780
SA transaction-based activities	1,428	1,306
International transaction-based activities	3,124	-
Hardware, software and related technology	2,455	2,474

	Three months ended
Table 6	March 31,
	2011	2010
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	48,946	28,478
SA transaction-based activities	9,973	9,843
International transaction-based activities	21,822	-
Hardware, software and related technology	17,151	18,635

          During the third quarter of fiscal 2011, customer relationships acquired as part of the Net1 UTA acquisition were reviewed for impairment following deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows. As a consequence of this review, we recognized an impairment loss of approximately $41.8 million related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008. In addition, we reversed the deferred tax liability of $10.4 million associated with this intangible asset.

          The expected undiscounted future cash flows related to the Net1 UTA customer relationships was compared to the carrying value of the asset and management determined that the carrying value exceeded the undiscounted future cash flows. Accordingly, management performed the second step in the asset impairment analysis in order to determine the impairment loss. The second step requires a comparison of the carrying value of the customer relationships with its fair value. The fair value of the customer relationships was determined using an income approach valuation technique. The calculation of the fair value required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

          Interest on surplus cash for the third quarter of fiscal 2011 decreased to $1.5 million (ZAR 10.6 million) from $2.5 million (ZAR 18.8 million) for the third quarter of fiscal 2010. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 as a result of the payment of a portion of the KSNET purchase price in cash as well as lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 10.47% per annum for the third quarter of fiscal 2010 to 9.00% per annum for the third quarter of fiscal 2011.

          Finance costs increased to $2.5 million (ZAR 17.3 million) for the third quarter of fiscal 2011 from $0.2 million (ZAR 1.5 million for the third quarter of fiscal 2010. Interest expense increased during the third quarter of fiscal 2011 due to the incurrence of long-term debt.

          Total tax benefit for the third quarter of fiscal 2011 was $1.6 million (ZAR 11.2 million) compared with an income tax expense of $10.4 million (ZAR 78.7 million) during the same period in the prior fiscal year. Our total tax expense decreased primarily due to the reversal of deferred tax liabilities associated with the intangible assets impaired and lower taxable income resulting from the SASSA price and volume reductions and a decrease in overall profitability. Our effective tax rate for the third quarter of fiscal 2011 was 7.0%, compared to 35.9% for the third quarter of fiscal 2010. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, the impairment loss and the interest expense related to the acquisition of KSNET, during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

          Net loss from equity-accounted investments for the third quarter of fiscal 2011 increased from the prior year primarily due to waiver of interest and related currency effects at SmartSwitch Botswana offset by an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating (loss) income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended March 31,
	2011	% of	2010	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
SA transaction-based activities	47,313	51%	50,854	70%	(7)%
International transaction-based activities	24,627	27%			nm
Smart card accounts	8,288	9%	7,956	11%	4%
Financial services	2,168	2%	1,149	2%	89%
Hardware, software and related technology sales	10,362	11%	12,332	17%	(16)%
Total consolidated revenue	92,758	100%	72,291	100%	28%
Consolidated operating income (loss):
SA transaction-based activities	18,309	(83)%	26,837	100%	(32)%
Operating income before amortization	19,737		28,143		(30)%
Amortization of intangible assets	(1,428)		(1,306)		9%
International transaction-based activities	780	(4)%	-		nm
Operating income before amortization	3,904		-		nm
Amortization of intangible assets	(3,124)				nm
Smart card accounts	3,767	(17)%	3,616	13%	4%
Financial services	1,701	(8)%	831	3%	105%
Hardware, software and related technology sales	(44,584)	202%	(1,798)	(7)%	nm
Operating (loss) income before amortization .	(358)		676		(153)%
Impairment loss	(41,771)		-		nm
Amortization of intangible assets	(2,455)		(2,474)		(1)%
Corporate/eliminations	(2,098)	10%	(2,627)	(9)%	(20)%
Total consolidated operating (loss) income	(22,125)	100%	26,859	100%	(182)%

Table 8	In South African Rand (US GAAP)
	Three months ended March 31,
	2011		2010
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	330,495	51%	383,141	70%	(14)%
International transaction-based activities	172,027	27%
Smart card accounts	57,894	9%	59,942	11%	(3)%
Financial services	15,144	2%	8,657	2%	75%
Hardware, software and related technology sales	72,382	11%	92,911	17%	(22)%
Total consolidated revenue	647,942	100%	544,651	100%	19%
Consolidated operating income (loss):
SA transaction-based activities	127,894	(83)%	202,194	99%	(37)%
Operating income before amortization	137,867		212,037		(35)%
Amortization of intangible assets	(9,973)		(9,843)		1%
International transaction-based activities	5,449	(4)%		nm	nm
Operating income before amortization	27,271		-		nm
Amortization of intangible assets	(21,822)				nm
Smart card accounts	26,314	(17)%	27,243	13%	(3)%
Financial services	11,882	(8)%	6,261	3%	90%
Hardware, software and related technology sales	(311,433)	202%	(13,546)	(7)%	nm
Operating (loss) income before amortization .	(2,499)		5,089		(149)%
Impairment loss	(291,783)		-		nm
Amortization of intangible assets	(17,151)		(18,635)		(8)%
Corporate/eliminations	(14,655)	10%	(19,792)	(8)%	(26)%
Total consolidated operating (loss) income	(154,549)	100%	202,360	100%	(176)%

               SA transaction-based activities

          In ZAR, the decreases in revenue were primarily due to lower revenue generated under our SASSA contract and by MediKredit, which was partially offset by increased transaction volumes at EasyPay and the inclusion of FIHRST.

          Revenues for SA transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our SA transaction-based activities decreased to 39% from 53% a year ago. The decrease was primarily due to the lower revenues generated under our SASSA contract, additional intangible asset amortization related to the acquisition of FIHRST and lower margins at FIHRST and MediKredit compared with legacy SA transaction-based activities.

               Pension and welfare operations:

          Our revenue and operating income related to our pension and welfare operations were impacted by our SASSA contract. Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and for us as a whole.

               South African transaction processors:

          The table below presents the total volume and value processed during the third quarter of fiscal 2011 and 2010 by our transaction processors:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2011	2010	2011	2010	2011	2010
EasyPay	170,818	161,636	5,784,228	4,693,139	40,404,565	35,358,746
MediKredit	2,507	2,738	132,370	115,532	924,647	870,432
FIHRST	5,281	-	2,387,363	-	16,676,447	-

          Our results for the third quarter of fiscal 2011 include the intangible asset amortization related to our FIHRST acquisition but excludes RMT’s intangible assets which were fully amortized in the third quarter of fiscal 2010. Our results for the third quarter of fiscal 2010 include amortization related to the RMT intangible assets.

          Key statistics of our merchant acquiring system:

          The key statistics and indicators of our merchant acquiring system during the third quarter of fiscal 2011 and 2010, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	March 31,
	2011	2010
Province included (1)	NC, EC, KZN, L and NW	NC, EC, KZN, L and NW
Total POS devices installed	4,835	4,700
Number of participating UEPS retail locations	2,541	2,552
Value of transactions processed through POS devices during the quarter (2) (in $ ’000)	411,233	397,141
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in $ ’000)	401,723	381,993
Value of transactions processed through POS devices during the quarter (2) (in ZAR ’000)	2,920,454	2,992,828
Value of transactions processed through POS devices during the completed pay cycles for the quarter (3) (in ZAR ’000)	2,852,913	2,878,675
Number of grants paid through POS devices during the quarter (2)	4,804,540	4,370,553
Number of grants paid through POS devices during the completed pay cycles for the quarter (3)	4,739,062	4,699,620
Average number of grants processed per terminal during the quarter (2) .	995	933
Average number of grants processed per terminal during the completed pay cycles for the quarter (3)	981	1,003

(1)	NC = Northern Cape, EC = Eastern Cape, KZN = KwaZulu-Natal, L = Limpopo, NW = North West.
(2)	Refers to events occurring during the quarter (i.e., based on three calendar months).
(3)	Refers to events occurring during the completed pay cycle.

          International transaction-based activities

           KSNET currently contributes the majority of our revenues in this operating segment. Operating margin for the segment is lower than our legacy South African transaction-based businesses and was negatively impacted by start-up expenditures related to our Virtual Card launch in the United States, but was partially offset by improving profitability of NUETS’ initiative in Iraq.

          Our results for the third quarter of fiscal 2011 include the intangible asset amortization related to our KSNET acquisition.

          Smart card accounts

          In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,537,126 smart card-based accounts were active at March 31, 2011, compared to 3,609,652 active accounts as at March 31, 2010. The year over year decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA, however active accounts were flat on a sequential basis.

          Operating income margin from providing smart card accounts was constant at 45% for the third quarter of fiscal 2011 and 2010.

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

          Operating income margin for the financial services segment increased to 78% for the third quarter of fiscal 2011 from 72% for the third quarter of fiscal 2010 primarily due to an increase in lending activity.

          Hardware, software and related technology sales

          The following table presents our revenue and operating income during the third quarter of fiscal 2011 and 2010:

	Three months ended
Table 11	March 31,
	2011	2010
	$000	$’000
Revenue	10,362	12,332
Hardware, software and related technology sales excluding Net1 UTA	7,775	10,408
Net1 UTA	2,587	1,924

Operating (loss) income before amortization of intangible assets	(358)	676

Operating loss	(44,584)	(1,798)
Hardware, software and related technology sales excluding Net1 UTA	(360)	1,587
Net1 UTA	(44,224)	(3,385)
Net1 UTA excluding amortization of acquisition related intangible assets	(161)	(1,063)
Impairment loss	(41,771)	-
Amortization of acquisition related intangible assets	(2,292)	(2,322)

	Three months ended
Table 12	March 31,
	2011	2010
	ZAR ’000	ZAR ’000
Revenue	72,382	92,911
Hardware, software and related technology sales excluding Net1 UTA	54,311	78,415
Net1 UTA	18,071	14,496

Operating (loss) income before amortization of intangible assets	(2,499)	5,089

Operating loss	(311,433)	(13,546)
Hardware, software and related technology sales excluding Net1 UTA	(2,515)	11,957
Net1 UTA	(308,918)	(25,503)
Net1 UTA excluding amortization of acquisition related intangible assets	(1,125)	(8,009)
Impairment loss	(291,783)	-
Amortization of acquisition related intangible assets	(16,010)	(17,494)

          The decrease in revenue and operating loss incurred, before amortization of intangible assets and the impairment loss, was primarily due to lower revenues generated by NUETS and other South African-based hardware, software and related technology sales business units, partially offset by an increase in sales at Net1 UTA.

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

          Corporate/eliminations

          The decrease in our corporate expenses resulted primarily from higher foreign exchange losses in the comparable period, partially offset by higher corporate head office-related expenditure, including the effects of inflation in South Africa, stock-based compensation charges and transaction-related expenditures of $0.5 million (ZAR 3.7 million).

          Our corporate expenses also include expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; legal and audit fees; directors and officer’s insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

               Year to date fiscal 2011 compared to year to date fiscal 2010

          The following factors had an influence on our results of operations during the year to date fiscal 2011 as compared with the same period in the prior year (confirm with above):

  Impairment loss related to Net1 UTA customer relationships: We recorded an impairment loss of $41.8 million related to Net1 UTA’s customer relationships, which resulted in an operating loss for year to date fiscal 2011;
  SASSA price and volume reductions: Our new contract with SASSA has reduced our revenue and operating income as a result of the previously announced price and volume reductions;
  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 7% compared to the ZAR during the year to date fiscal 2011 compared to fiscal 2010 which positively impacted our reported results;
  Increased revenue from KSNET at lower operating margins than our legacy businesses, before acquired intangible asset amortization: Our KSNET acquisition increased our revenue during year to date fiscal 2011, however, because KSNET has an operating margin that is lower than our legacy businesses, before acquired intangible asset amortization, it reduced our consolidated operating margin. The inclusion of KSNET in our results has also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Increased transaction volumes at EasyPay: Our reported results were favorably impacted by increased transaction volumes at EasyPay resulting from growth in value-added services;
  Lower revenue and operating loss generated by MediKredit: MediKredit’s revenue for the year to date fiscal 2011 was lower than the comparable period due to the inclusion in the year to date fiscal 2010 of claims processing support fees received from a customer it lost in late calendar 2009 and which contractually continued to pay fees through the end of April 2010;
  Increased revenue from FIHRST at lower operating margins than other SA transaction-based activity business:
  FIHRST increased our revenue during the year to date fiscal 2011, however, because FIHRST has an operating margin that is lower than our other SA transaction-based activity businesses, it negatively impacted our consolidated operating margin. The inclusion of FIHRST in our results has also contributed to the increase in selling, general and administration expense;
  Increased user adoption in Iraq: We recorded increased transaction revenues at NUETS from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment continues to be adversely impacted by lower revenues from NUETS and Net1 UTA;
  Intangible asset amortization related to acquisitions: Our reported results were adversely impacted by additional intangible asset amortization of approximately $5.2 million related to the acquisitions of KSNET in the year to date fiscal 2011, as well as MediKredit and FIHRST during the third quarter of fiscal 2010;
  Lower interest income and increased interest expense resulting from KSNET acquisition: Our reported results were adversely impacted by lower interest income due to the payment of a portion of the KSNET purchase price in cash and increased interest expense due to the payment of a portion of the KSNET purchase price utilizing long- term debt and facility fees of approximately $1.8 million; and
  Non-recurring items included in selling, general and administration expense: During the year to date fiscal 2011, we recognized transaction-related expenses of $5.7 million, primarily for the acquisition of KSNET.

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 13	(US GAAP)
	Nine months ended March 31,
	2011	2010	$%
	$ ’000	$ ’000	change
Revenue	246,052	211,669	16%
Cost of goods sold, IT processing, servicing and support	76,551	55,652	38%
Selling, general and administration	91,707	58,987	55%
Depreciation and amortization	25,188	14,384	75%
Impairment loss	41,771	-	nm
Operating (loss) income	10,835	82,646	(87)%
Interest income, net	(199)	6,470	(103)%
(Loss) Income before income taxes	10,636	89,116	(88)%
Income tax expense	14,440	32,964	(56)%
Net (loss) income before loss from equity-accounted investments	(3,804)	56,152	(107)%
Loss from equity-accounted investments	(509)	(425)	20%
Net income	(4,313)	55,727	(108)%
Add net loss attributable to non-controlling interest	(128)	(270)	(53)%
Net (loss) income attributable to us	(4,185)	55,997	(107)%

	In South African Rand
Table 14	(US GAAP)
	Nine months ended March 31,
	2011	2010	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,744,287	1,613,904	8%
Cost of goods sold, IT processing, servicing and support	542,677	424,327	28%
Selling, general and administration	650,120	449,755	45%
Depreciation and amortization	178,560	109,673	63%
Impairment loss	296,119	-	nm
Operating (loss) income	76,811	630,149	(88)%
Interest income, net	(1,411)	49,332	(103)%
(Loss) Income before income taxes	75,400	679,481	(89)%
Income tax expense	102,367	251,339	(59)%
Net (loss) income before loss from equity-accounted investments	(26,967)	428,142	(106)%
Loss from equity-accounted investments	(3,608)	(3,240)	11%
Net income	(30,575)	424,902	(107)%
Add net loss attributable to non-controlling interest	(907)	(2,059)	(56)%
Net (loss) income attributable to us	(29,668)	426,961	(107)%

          Analyzed in ZAR, the increase in revenue for the year to date fiscal 2011, was primarily due to higher revenues from the inclusion of KSNET, FIHRST and MediKredit, an increase in the number of UEPS-based loans made, increased transaction volumes at EasyPay and higher utilization of our UEPS system in Iraq, which was partially offset by lower revenues from our SASSA contract, discussed under “—Business Developments during the Third Quarter of Fiscal 2011—South Africa—SASSA update” and fewer sales of hardware, software and related technology. Analyzed in ZAR, cost of goods sold, IT processing, servicing and support for the year to date fiscal 2011 was higher primarily due to the inclusion of KSNET, FIHRST and MediKredit.

          Analyzed in ZAR, selling, general and administration expense increased during the year to date fiscal 2011 primarily due to increases in goods and services purchased from third parties and the inclusion of KSNET, FIHRST and MediKredit operations. During the year to date fiscal 2011, selling, general and administration expense was also adversely impacted by transaction-related costs of $5.7 million (ZAR 40.1 million), primarily for the KSNET acquisition.

          Our operating income margin, before the impairment loss, for the year to date fiscal 2011 and 2010 was 21% and 39%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the significant decrease from the prior period is attributable to the price and volumes reductions under our SASSA contract and transaction-related costs.

          Our direct costs of maintaining a listing on Nasdaq and JSE, as well as compliance with Sarbanes, primarily includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, investor relations expenses, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $2.5 million (ZAR 18.0 million) and $1.8 million (ZAR 13.3 million) during the year to date fiscal 2011 and 2010, respectively.

          In ZAR, depreciation and amortization increased during fiscal 2011, primarily as a result of intangible asset amortization related to the KSNET, MediKredit and FIHRST acquisitions. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Nine months ended
Table 15	March 31,
	2011	2010
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	16,594	10,532
SA transaction-based activities	4,220	2,889
International transaction-based activities	5,156	-
Hardware, software and related technology	7,218	7,643

	Nine months ended
Table 16	March 31,
	2011	2010
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	117,644	80,308
SA transaction-based activities	29,918	22,026
International transaction-based activities	36,551	-
Hardware, software and related technology	51,175	58,282

          During the third quarter of fiscal 2011, customer relationships acquired as part of the Net1 UTA acquisition were reviewed for impairment following deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows. As a consequence of this review, we recognized an impairment loss of approximately $41.8 million related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008. In addition, we reversed the deferred tax liability of $10.4 million associated with this intangible asset.

          Analyzed in ZAR, interest on surplus cash for the year to date fiscal 2011 decreased to $6.0 million (ZAR 42.2 million) from $7.4 million (ZAR 56.5 million) for the year to date fiscal 2010. The decrease in interest on surplus cash held in South Africa was due to a lower average daily ZAR cash balance during the year to date fiscal 2011 compared with the year to date fiscal 2010 as a result of the payment of a portion of the KSNET purchase price in cash as well as lower deposit rates resulting from the adjustment in the South African prime interest rate from an average of approximately 10.57% per annum for the year to date fiscal 2010 to 9.39% per annum for the year to date fiscal 2011.

          Finance costs increased to $6.1 million (ZAR 43.6 million) for the year to date fiscal 2011 from $0.8 million (ZAR 6.1 million) for the year to date fiscal 2010. Interest expense increased during the year to date fiscal 2011 due to the incurrence of long-term debt and the amortization of the facility fee related to this facility.

          Total tax expense for the year to date fiscal 2011 was $14.4 million (ZAR 102.4 million) compared with $33.0 million (ZAR 251.3 million) during the same period in the prior fiscal year. Our total tax expense decreased primarily due to the reversal of deferred tax liabilities associated with the intangible assets impaired and lower taxable income resulting from the SASSA price and volume reductions and a decrease in overall profitability. Our effective tax rate for the year to date fiscal 2011 was 135.8%, compared to 37.0% for the year to date fiscal 2010. The change in our effective tax rate was primarily due to the impairment loss, higher transaction-related expenses and interest expense related to the acquisition of KSNET, during the year to date fiscal 2011 compared to the year to date fiscal 2010.

          Net loss from equity-accounted investments for the year to date fiscal 2011 increased from the prior year primarily due to waiver of interest and related currency effects at SmartSwitch Botswana offset by an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 17	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2011	% of	2010	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
SA transaction-based activities	138,323	56%	141,247	67%	(2)%
International transaction-based activities	42,047	17%			nm
Smart card accounts	24,692	10%	24,167	11%	2%
Financial services	5,039	2%	2,799	1%	80%
Hardware, software and related technology sales	35,951	15%	43,456	21%	(17)%
Total consolidated revenue	246,052	100%	211,669	100%	16%
Consolidated operating income (loss):
SA transaction-based activities	54,295	501%	80,238	97%	(32)%
Operating income before amortization	58,515		83,127		(30)%
Amortization of intangible assets	(4,220)		(2,889)		46%
International transaction-based activities	896	8%	-		nm
Operating income before amortization	6,052		-		nm
Amortization of intangible assets	(5,156)				nm
Smart card accounts	11,221	104%	10,985	13%	2%
Financial services	3,861	36%	1,908	2%	102%
Hardware, software and related technology sales	(47,563)	(439)%	(1,851)	(2)%	nm
Operating (loss) income before amortization .	1,426		5,792		(75)%
Impairment loss	(41,771)		-		nm
Amortization of intangible assets	(7,218)		(7,643)		(6)%
Corporate/eliminations	(11,875)	(110)%	(8,634)	(10)%	38%
Total consolidated operating (loss) income	10,835	100%	82,646	100%	(87)%

Table 18	In South African Rand (US GAAP)
	Nine months ended March 31,
	2011		2010
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	980,586	56%	1,076,961	67%	(9)%
International transaction-based activities	298,075	17%			nm
Smart card accounts	175,044	10%	184,265	11%	(5)%
Financial services	35,722	2%	21,341	1%	67%
Hardware, software and related technology sales	254,860	15%	331,337	21%	(23)%
Total consolidated revenue	1,744,287	100%	1,613,904	100%	8%
Consolidated operating income (loss):
SA transaction-based activities	384,903	501%	611,788	97%	(37)%
Operating income before amortization	414,821		633,814		(35)%
Amortization of intangible assets	(29,918)		(22,026)		36%
International transaction-based activities	6,352	8%			nm
Operating income before amortization	42,903		-		nm
Amortization of intangible assets	(36,551)				nm
Smart card accounts	79,547	104%	83,757	13%	(5)%
Financial services	27,371	36%	14,548	2%	88%
Hardware, software and related technology sales	(337,179)	(439)%	(14,113)	(2)%	nm
Operating (loss) income before amortization .	10,115		44,169		(77)%
Impairment loss	(296,119)		-		nm
Amortization of intangible assets	(51,175)		(58,282)		(12)%
Corporate/eliminations	(84,183)	(102)%	(65,831)	(10)%	28%
Total consolidated operating income	76,811	100%	630,149	100%	(88)%

          SA transaction-based activities

          In ZAR, the decreases in revenue were primarily due to lower revenue generated under our SASSA contract, which was partially offset by increased transaction volumes at EasyPay and the inclusion of MediKredit and FIHRST.

          Revenues for SA transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our SA transaction-based activities decreased to 39% from 57% a year ago. The decrease was primarily due to the lower revenues generated under our SASSA contract, additional intangible asset amortization related to the acquisition of MediKredit and FIHRST and lower margins at MediKredit and FIHRST compared with legacy SA transaction-based activities.

               Pension and welfare operations:

          Our revenue and operating income related to our pension and welfare operations were impacted by our new contract discussed under “—Business Developments during the Third Quarter of Fiscal 2011—South Africa—SASSA update.” Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and for us as a whole.

               South African transaction processors:

          The table below presents the total volume and value processed during the year to date fiscal 2011 and 2010 by our transaction processors:

Table 19
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2011	2010	2011	2010	2011	2010
EasyPay	532,772	487,920	17,093,625	14,097,102	121,178,418	107,485,648
MediKredit	7,221	2,738	359,236	114,160	2,546,663	870,432
FIHRST	16,349	-	6,981,903	-	49,495,412	-

          Our results for the year to date fiscal 2011, include the intangible asset amortization related to our MediKredit and FIHRST acquisitions but excludes RMT’s intangible assets which were fully amortized in the third quarter of fiscal 2010. Our results for the year to date fiscal 2010 include amortization related to the RMT intangible assets for nine months and MediKredit for three months.

          International transaction-based activities

          See discussion under “—Third quarter of fiscal 2011 compared to the third quarter of fiscal 2010—Results of operations by operating segment—International transaction-based activities.”

          Smart card accounts

          In ZAR, revenue from the provision of smart card-based accounts decreased in proportion to the lower number of beneficiaries serviced through our SASSA contract. A total number of 3,537,126 smart card-based accounts were active at March 31, 2011, compared to 3,609,652 active accounts as at March 31, 2010. The year over year decrease in the number of active accounts resulted largely from the suspension and removal of invalid or fraudulent grants by SASSA, however active accounts were flat on a sequential basis.

          Operating income margin from providing smart card accounts was constant at 45% for the year to date fiscal 2011 and 2010.

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

          Operating income margin for the financial services segment increased to 77% for the year to date fiscal 2011 from 68% for the year to date fiscal 2010 primarily due to an increase in lending activity.

          Hardware, software and related technology sales

          The following table presents our revenue and operating income during the year to date fiscal 2011 and 2010:

	Nine months ended
Table 20	March 31,
	2011	2010
	$ ’000	$ ’000
Revenue	35,951	43,456
Hardware, software and related technology sales excluding Net1 UTA	26,446	31,792
Net1 UTA	9,505	11,664

Operating income before amortization of intangible assets	1,426	5,792

Operating loss	(47,563)	(1,851)
Hardware, software and related technology sales excluding Net1 UTA	741	5,661
Net1 UTA	(48,304)	(7,512)
Net1 UTA excluding amortization of acquisition related intangible assets	203	(317)
Impairment loss	(41,771)	-
Amortization of acquisition related intangible assets	(6,736)	(7,195)

	Nine months ended
Table 21	March 31,
	2011	2010
	ZAR ’000	ZAR ’000
Revenue	254,860	331,337
Hardware, software and related technology sales excluding Net1 UTA	187,478	242,403
Net1 UTA	67,382	88,934

Operating income before amortization of intangible assets and impairment loss	10,115	44,169

Operating loss	(337,179)	(14,113)
Hardware, software and related technology sales excluding Net1 UTA	5,253	43,163
Net1 UTA	(342,432)	(57,276)
Net1 UTA excluding amortization of acquisition related intangible assets	1,439	(2,417)
Impairment loss	(296,119)	-
Amortization of acquisition related intangible assets	(47,752)	(54,859)

          The decrease in revenue was primarily due to lower revenues generated by NUETS and Net1 UTA. In ZAR, the decrease in operating income, before the impairment loss, was primarily due to lower sales activity.

          Corporate/eliminations

          The increase in our corporate expenses resulted from higher corporate head office-related expenditure, including the effects of inflation in South Africa, stock-based compensation charges and transaction related expenditures of $5.7 million (ZAR 40.1 million).

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

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At March 31, 2011, our cash balances were $88.9 million, which comprised mainly ZAR-denominated balances of ZAR 402.9 million ($58.9 million), KRW-denominated balances of KRW 19.8 billion ($17.9 million) and US dollar-denominated balances of $5.6 million and other currency deposits, primarily euro, of $6.5 million. The decrease in our cash balances from June 30, 2010, is primarily as a result of the payment of approximately $124.3 million to fund a portion of the KSNET purchase price and the Secondary Taxation on Companies, or STC, of $14.7 million incurred related to dividends paid from South Africa to the United States connected with the KSNET transaction.

          We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets. We have invested surplus cash in Korea in short term investment accounts at Korean banking institutions. In addition, under our Korean facilities agreement (the “Facilities Agreement”) we are required to invest the interest payable on these facilities in the next six months in an interest reserve account in Korea.

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

          We financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) loan under the Facilities Agreement. We are required to make the first scheduled installment of approximately $7.3 million (KRW 8.1 billion), translated at exchange rates applicable as of March 31, 2011 on October 29, 2011. We intend to service this installment using cash generated from operations. In addition, we used cash generated from operating activities to settle our first interest payment under the Facilities Agreement on January 29, 2011, of approximately $2.1 million (KRW 2.3 billion) and made our second scheduled interest payment of approximately $2.0 million (KRW 2.2 billion) on April 29, 2011.

          In February 2011, the Monetary Policy Committee of the Bank of Korea, or BoK, announced a 25 basis point increase in the Korean base rate to 3.00% . Adjustments to the base rate in Korea affect us because our Korea-based lending used to fund a portion of the KSNET purchase price is linked to the base rate.

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

          Cash flows from operating activities

          Third quarter of fiscal 2011

          Net cash provided by operating activities for the third quarter of fiscal 2011 was $28.3 million (ZAR 197.4 million) compared to $31.7 million (ZAR 238.9 million) for the third quarter of fiscal 2010. The movement in cash was primarily due to the SASSA price and volume reductions which were effective July 1, 2010.

          During the third quarter of fiscal 2011, we commenced servicing interest related to the Facilities Agreement as described above under “—Liquidity and capital resources.”

          We paid STC of $1.1 million (ZAR 8.0 million) to the South African tax authority related to intercompany dividends paid from South Africa to the United States. We paid tax $0.5 million (ZAR 3.2 million) related to our 2010 tax year to the Korean tax authority. During the third quarter of fiscal 2010 we made additional first provisional tax payments of $2.0 million (ZAR 14.7 million) related to our 2010 tax year in South Africa.

          We expect to pay our second provisional payments in South Africa related to our 2011 tax year in the fourth quarter of fiscal 2011.

          Year to date fiscal 2011

          Net cash provided by operating activities for the year to date fiscal 2011 was $53.4 million (ZAR 378.9 million) compared to $82.4 million (ZAR 628.6 million) for the year to date of fiscal 2010. Our net cash from operating activities decreased primarily due to the SASSA price and volume reductions which were effective July 1, 2010.

          During the year to date fiscal 2011, we commenced servicing interest related to the Facilities Agreement as described above under “—Liquidity and capital resources.”

          During the year to date fiscal 2011 we paid the South African tax authority provisional tax payments related to fiscal 2011 of approximately $16.9 million (ZAR 116.0 million), tax payments related to fiscal 2010 of approximately $1.8 million (ZAR 12.7 million) and STC of approximately $14.7 million (ZAR 103 million) related to intercompany dividends paid from South Africa to the United States. We paid tax $1.0 million (ZAR 6.9 million) related to our 2010 tax year to the Korean tax authority.

          During the year to date fiscal 2010 we paid the South African tax authority provisional tax payments related to fiscal 2010 of approximately $17.8 million (ZAR 133.5 million) and tax payments related to fiscal 2009 of approximately $3.9 million (ZAR 29.6 million).

          Cash flows from investing activities

          Third quarter of fiscal 2011

          Cash used in investing activities for the third quarter of fiscal 2011 includes capital expenditure of $4.7 million (ZAR 32.7 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project and the acquisition of POS devices to service our merchant acquiring system.

          We received principal loan repayments from SmartSwitch Namibia of $0.1 million during the third quarter of fiscal 2011.

          During the third quarter of fiscal 2011 we continued to determine the post-closing working capital adjustment with the former shareholders of KSNET and expect finalization during the fourth quarter of fiscal 2011.

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

          Year to date fiscal 2011

          During the year to date of fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received for 98.73% of KSNET.

          Cash used in investing activities for the year to date fiscal 2011 includes capital expenditure of $9.5 million (ZAR 67.0 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project, the acquisition of POS devices to service our merchant acquiring system, the replacement of computer and electronic hardware and the replacement of motor vehicles.

          SmartSwitch Namibia commenced repayment of loans provided by its shareholders during the year to date of fiscal 2010 and cash flows from investing activities for the year to date fiscal 2011 includes principal repayments of $0.4 million. In July 2010, we provided additional loan funding to VTU Colombia of approximately $0.4 million.

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

          Cash flows from financing activities

          Third quarter of fiscal 2011

          During the third quarter of fiscal 2011, we repaid KSNET’s outstanding debt of $7.1 million.

          There were no significant cash flows from financing activities during the third quarter of 2010.

          Year to date fiscal 2011

          During the year to date fiscal 2011 we obtained loans under the Facilities Agreement to fund a portion of the KSNET purchase price. In addition, we paid the facility fee under the Facilities Agreement of approximately $3.1 million in October 2010. In addition, we paid approximately $0.6 million for the remaining 19.9% of Net1 UTA during the year to date of fiscal 2011.

          During the year to date fiscal 2011, we repaid KSNET’s outstanding debt of $7.1 million.

          During the year to date fiscal 2010 we repurchased, using our ZAR reserves, 9,221,526 shares of our common stock from Brait S.A. and its investment entities affiliates for $13.50 (ZAR 105.98) per share, for an aggregate repurchase price of $124.5 million (ZAR 977.3 million). In addition, we incurred costs of approximately $0.5 million (ZAR 3.9 million) related to the repurchase of these shares. During the year to date fiscal 2010, we also paid $1.3 million on account of shares we repurchased on June 30, 2009, under our share buy-back program. We also received $0.7 (ZAR 5.5 million) from employees exercising stock options and repaying loans.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          We discuss our capital expenditures during the third quarter of fiscal 2011 under – “Liquidity and capital resources –Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years have been funded through internally generated funds. We had outstanding capital commitments of $0.1 million as of March 31, 2011. We anticipate that capital spending for the fourth quarter of fiscal 2011 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants, provide a switching service through EasyPay and expand our operations in Korea. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          We lease various premises under operating leases. Our minimum future commitments for leased premises as well as other commitments are as follows:

Table 22	Payments due by Period, as at March 31, 2011 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Interest-bearing liabilities (A)	122,552	7,347	29,389	81,274	4,542
Operating lease obligations	5,813	3,026	2,545	242	-
Purchase obligations	890	890	-	-	-
Capital commitments	93	93	-	-	-
Total	129,348	11,356	31,934	81,516	4,542

(A)	- Includes $118.0 million of loans under the Facilities Agreement discussed under “—Liquidity and capital resources”

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of March 31, 2011 and 2010, our outstanding foreign exchange contracts were as follows:

          As of March 31, 2011

          None.

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. Our outstanding long-term debt under the Facilities Agreement to acquire KSNET currently bears interest at the Korean CD rate plus 4.10% . As interest rates, and specifically the Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the Korean CD rate, will not adversely affect our results of operations and financial condition.

          The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2011, of a hypothetical 1% increase and a 1% decrease in the Korean CD rate. This 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2011
Table 23			Estimated
annual
expected
	Annual		interest charge
	expected	Hypothetical	after change in
	interest	change in	Korean CD
	charge	Korean CD	rate
	($ ’000)	rate	($ ’000)
Interest on Facilities Agreement	8,379	1%	9,559
		(1)%	7,199

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

          Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited, which are exchange-traded equity securities. The fair value of these securities as of March 31, 2011, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

          The following table summarizes our exchange traded equity securities with equity price risk as of March 31, 2011. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2011 is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of March 31, 2011
Table 24
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	8,404	10%	9,244	0.26%
		(10)%	7,564	(0.26)%

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          In 2009, we instituted a lawsuit against SASSA in the North Gauteng High Court of South Africa, or High Court, in which we challenged SASSA’s right to contract with the South African Post Office, or SAPO, to provide banking or payment services relating to social grant beneficiaries, without having followed a proper procurement process in accordance with South African legislation as it applies to organs of state. In December 2009, the High Court ruled in our favor and prohibited SASSA from further execution of the contracting with SAPO for these services, finding that SASSA had not followed a proper procurement process to comply with the South African Constitution and the Public Finance Management Act, or PFMA, when the previous executive management team at SASSA contracted with SAPO for the payment of grants in 2009. SASSA appealed the High Court’s judgment to the South African Supreme Court of Appeal, which overturned the High Court’s judgment on March 11, 2011. We have decided to approach the Constitutional Court and have applied for leave to appeal the Supreme Court of Appeal’s judgment in favor of SASSA as we believe that the final outcome of the case could have a significant impact on broader interpretation of government procurement laws in South Africa and in particular the application of section 217 of the South African Constitution and section 51(1)(a)(iii) of the PFMA which prescribes a fair, equitable, transparent, competitive and cost effective procurement process. During the appeal process, the High Court’s judgment remains in effect and prohibits SASSA from further execution of the contracting with SAPO to provide banking or payment services relating to social grant beneficiaries until SASSA follows a proper procurement process which complies with the Constitution and the PFMA. Although the High Court prohibited SASSA from further execution of the contracting with SAPO, it did not prohibit SASSA from issuing a new tender in which SAPO, as well as others, could participate. SASSA has recently initiated a new tender process, as discussed below in “Item 1A. Risk Factors.” We cannot assure you that we will be permitted to appeal the decision of the Supreme Court of Appeal or that even if we are so permitted, that the appeal would be decided in our favor.

          We have also instituted multiple claims against SASSA for damages due to breach of contract in the ordinary course of business and launched an application to review SASSA’s decision to cancel the previous tender process. We cannot assure you that we will be successful in these claims. We remain one of the incumbent service providers to SASSA and the litigation does not affect the validity of our SASSA contract, which remains in effect through its current expiration date of September 30, 2011.

          For a discussion of the risks associated with the litigation against SASSA, please refer to “Item 1A. Risk Factors” and in particular to the risk factor captioned “--The South African Supreme Court of Appeal recently reversed a lower court judgment in our favor in a lawsuit we instituted against SASSA challenging SASSA’s right to contract with the South African Post Office to provide banking or payment services relating to social grant beneficiaries, without having followed a proper procurement process in accordance with South African legislation as it applies to organs of state. If we are not permitted to appeal this decision or if our appeal is ultimately denied, the future revenue and operating income we may derive from any potential SASSA contracts or tenders could be substantially reduced, which could have a material adverse effect on us. We are unable to provide any indication of when the decision regarding the leave to appeal will be made, or how long any appeal process may take as there are no mandated time guidelines in this regard.

          There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

          See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2010 and in Part II of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, for a discussion of risk factors relating to (i) our business, including our KSNET acquisition, (ii) operating in South Africa and other emerging markets, (iii) governmental regulation, (iv) intellectual property and (v) our common stock. In addition, we describe below material changes from the first two risk factors included in our Form 10-K.

          We currently derive a substantial portion of our revenues from the social welfare grants distribution service that we perform for SASSA. Our contract with SASSA currently expires on September 30, 2011, and SASSA recently initiated a new tender process for the award of new contracts for all of South Africa’s nine provinces. We may be required to bid with competitors for a new contract which may not be awarded to us. If we were to discontinue providing our distribution service to SASSA, we would lose all of these revenues.

          We currently derive a substantial portion of our revenues from the social welfare grants distribution service that we perform for SASSA, whereby we distribute these grants in five of the nine provinces of South Africa. For the foreseeable future, our revenues, results of operations and cash flows will depend on this activity. For the year ended June 30, 2010, and the three and nine months ended March 31, 2011, we derived approximately 66%, 44% and 48%, respectively, of our revenues from our contract with SASSA to distribute social welfare grants. We entered into our current contract with SASSA in late August 2010 for an original term expiring on March 31, 2011. The contract was subsequently extended to September 30, 2011, and at the time of the extension, SASSA indicated that it intended to initiate a new contract tender process shortly. On April 15, 2011, SASSA recommenced the tender process by issuing an invitation to bid inviting service providers to submit proposals by May 27, 2011, for the provision of payment services for social grants in any one or more of the nine provinces of South Africa. Although we intend to participate in the tender process, we will be required to bid with competitors for a new contract.

          If we are unsuccessful in obtaining a new contract and were to discontinue providing our distribution service to SASSA, we would lose all of these revenues.

          Our current contract with SASSA is the latest in a series of short-term contracts and extensions that resulted from the conduct of a tender process which began in early 2007 and was ultimately terminated by SASSA in late November 2008 without awarding new contracts. We participated in the tender process and timely submitted proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. There were a series of extensive delays during the tender process which resulted in numerous extensions of our bid proposals as well as an extension of our existing contracts. When SASSA terminated the tender process, it cited a number of defects in the original request for proposals published by SASSA and in the bid evaluation process. In March 2009, we signed a new one-year contract with SASSA which expired on March 31, 2010 and which was subsequently extended to June 30, 2010. We signed a new agreement with SASSA on August 24, 2010, which was originally scheduled to expire on March 31, 2011, but which was extended to September 30, 2011.

          SASSA’s decision to terminate the original tender process and the ensuing short-term agreements have created substantial uncertainty about the timing and ultimate outcome of the future contract award process. We cannot assure you that the tender process that SASSA recently initiated will result in our receiving a contract to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. Even if we do receive a new contract, or one or more extensions of the existing contract, we cannot predict the terms that such contract will contain. Any new contract or extension we receive may contain pricing or other terms, such as provisions relating to early termination, that would be unfavorable to us.

          The previous tender process and the negotiation of the additional contracts and extensions have consumed a substantial amount of our management’s time and attention during the past four years. We expect that the current tender process will also require our management to devote further resources to the process which could adversely affect their ability to focus on other matters, including potential international business development activities. In addition, we have initiated several lawsuits against SASSA, including one which challenged the cancellation of the previous tender process. We cannot predict the outcome of our lawsuits against SASSA, or whether or how such litigation will affect the outcome of the current tender process.

          Moreover, even if we were to receive a new contract or contract extensions containing similar economic terms to those of our current contract, our profit margin could be adversely affected to the extent that any such contracts would require us to incur significant capital expenditures during the initial implementation phase. Historically, we have incurred a significant portion of the expenses, and recognized operating losses, associated with these contracts during the initial implementation phase, which averages approximately 18 months, and have historically enjoyed higher profit margins on these contracts after the completion of the implementation period. Therefore, to the extent that we were to be awarded a new contract that required significant capital expenditures, our profit margins would be adversely affected if the contract were to be terminated for any reason during the implementation period.

          Finally, if we were to be awarded one or more contracts by SASSA, an unsuccessful tenderor could seek to challenge the award, which could result in the contract being set aside or could require us to expend time and resources in an attempt to defeat any such challenge.

          Our current contract with SASSA is less favorable to us than our previous contract which has adversely affected our results of operations. Furthermore, the terms of any further renewals or extensions or a contract awarded under the tender process that has recently been initiated may be even less favorable to us than the current contract. To the extent that we are unsuccessful in diversifying our business and reducing our dependence on SASSA, our business and profitability will likely suffer.

          Our current service level agreement with SASSA, which became effective retroactively to July 1, 2010, contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. The contract replaced a prior contract which was more favorable to us. Because we continue to derive a substantial percentage of our revenues from our SASSA contract, the terms of the current contract have adversely affected our revenues and operating income. Further, as described in the immediately preceding risk factor, it is possible that any further extension or renewal of the current contract or a contract which we may be awarded under the recently initiated tender process may be even less favorable to us. While we are making significant efforts to reduce our dependence on our SASSA contract by diversifying our business in South Africa and expanding internationally, to the extent that these efforts are not successful, we may not be able to offset the effects of the current and possible future less favorable terms from SASSA which would have a material adverse effect on our results of operations, financial position and cash flows.

          The South African Supreme Court of Appeal recently reversed a lower court judgment in our favor in a lawsuit we instituted against SASSA challenging SASSA’s right to contract with SAPO to provide banking or payment services relating to social grant beneficiaries, without having followed a proper procurement process in accordance with South African legislation as it applies to organs of state. If we are not permitted to appeal this decision or if our appeal is ultimately denied, the future revenue and operating income we may derive from any potential SASSA contracts or tenders could be substantially reduced, which could have a material adverse effect on us. We are unable to provide any indication of when the decision regarding the leave to appeal will be made, or how long any appeal process may take as there are no mandated time guidelines in this regard.

          In 2009, we instituted a lawsuit against SASSA in the High Court in which we challenged SASSA’s right to contract with SAPO to provide banking or payment services relating to social grant beneficiaries, without having followed a proper procurement process in accordance with South African legislation as it applies to organs of state. In December 2009, the High Court ruled in our favor and prohibited SASSA from the further execution of the contracting with SAPO for these services, finding that SASSA had not followed a proper procurement process to comply with the South African Constitution and the PFMA when the previous executive management team at SASSA contracted with SAPO for the payment of grants in 2009. SASSA appealed the High Court’s judgment to the South African Supreme Court of Appeal, which overturned the High Court’s judgment on March 11, 2011. We have decided to approach the Constitutional Court and have applied for leave to appeal the Supreme Court of Appeal’s judgment in favor of SASSA as we believe that the final outcome of the case could have a significant impact on broader interpretation of government procurement laws in South Africa and in particular the application of section 217 of the South African Constitution and section 51(1)(a)(iii) of the PFMA which prescribes a fair, equitable, transparent, competitive and cost effective procurement process. During the appeal process, the High Court’s judgment remains in effect and prohibits SASSA from further execution of the contracting with SAPO to provide banking or payment services relating to social grant beneficiaries until SASSA follows a proper procurement process which complies with the Constitution and the PFMA. Our SASSA contract remains in effect through its current expiration date of September 30, 2011.

          We cannot assure you that we will be permitted to appeal the decision of the Supreme Court of Appeal or that even if we are so permitted, that the appeal would be decided in our favor. If SASSA ultimately prevails in this lawsuit, then it would likely pursue contracts with SAPO to provide banking or payment services relating to social grant beneficiaries, which would reduce the number of beneficiaries we serve under our SASSA contract. Although our current SASSA contract guarantees us a transaction fee per beneficiary based on a guaranteed minimum number of beneficiaries, our future revenues from the contract could suffer because we would be unable to serve more than the minimum number of beneficiaries. Because we continue to derive a substantial portion of our revenue from our SASSA contract, if this source of revenue were to decline substantially, our results of operations, financial condition and cash flows would suffer.

          Further, although the High Court prohibited SASSA from further execution of the contracting with SAPO, it did not prohibit SASSA from issuing a new tender in which SAPO, as well as others, could participate. SASSA has recently initiated a new tender process, as discussed in the two immediately preceding risk factors. We cannot predict whether or how this lawsuit will affect the outcome of the new tender process.

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

          * Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2011.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director