Form 10-K
period 2011-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2011-08-25
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

[ ] Large accelerated filer	[X] Accelerated filer

[ ] Non-accelerated filer	[ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $408,272,810. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 23, 2011, 45,152,805 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2012 fiscal year, which runs from July 1, 2011 to June 30, 2012.

ITEM 1.      BUSINESS

Overview

          We provide payment solutions and transaction processing services across a wide range of industries and in various geographies.

          We have developed and market a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Our market-leading system enables the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

          We also develop and provide secure transaction technology solutions and services, and offer transaction processing, financial and clinical risk management solutions to various industries. Our core competencies around secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies are principally applied to electronic commerce transactions in the telecommunications, banking, payroll, retail, health care, petroleum and utility industries.

          Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS technology, to over 3.2 million recipients in five of South Africa’s nine provinces, process debit and credit card payment transactions on behalf of retailers that we believe represent nearly 65% of retailers within the formal retail sector in South Africa through our EasyPay system, process value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party payroll payments in South Africa through our FIHRST service that processes monthly payments for approximately 1,250 employers representing over 850,000 employees. Our MediKredit service provides the majority of funders and providers of healthcare in South Africa with an on-line real-time management system for healthcare transactions. We perform a similar service in the US through our XeoHealth subsidiary.

          During the second quarter of fiscal 2011, we acquired KSNET, the second largest transaction processor by volume in Korea, which offers card processing, payment gateway and banking value-added services in that country. The acquisition of KSNET expands our international footprint as well as diversifies our revenue, earnings and product portfolio.

          All references to “Net1,” “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

          Services for the Under-banked: According to the United States Census Bureau, the world’s population is currently approximately seven billion people. Yet of this total, it has been reported that over four billion people earn less than the purchasing parity equivalent of two dollars per day. In general, these people either have no bank account or very limited access to formal financial services. This situation arises when either banking fees are too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, in cash.

         The use of cash, however, presents significant risks. In the case of recipients, they generally have no secure way of protecting their cash other than by converting it immediately into goods, carrying it with them or hiding it. In cases where an individual has access to a bank account, the typical deposit, withdrawal and account fees meaningfully reduce the money available to meet basic needs. For government agencies and employers, using cash to pay welfare benefits or wages results in significant expense due to the logistics of obtaining that cash, moving it to distribution points and protecting it from theft.

          With over 25 million cardholders in more than ten developing countries around the world, our track record and scale uniquely positions us to continue further geographical penetration of our technology in additional emerging countries.

          Online transaction processing services: The rapid global growth of retail credit and debit card transactions is reflected in the March 2011 Nilson Report, according to which worldwide annual general purpose card purchase volume increased 16.4% to $12.7 trillion in 2010. General purpose cards include the major card network brands such as MasterCard, Visa, China UnionPay and American Express. We operate the largest bank-independent transaction processing service in South Africa through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and prepaid utility purchases that we offer as a complete solution to merchants and retailers. Following our acquisition of KSNET, we operate the second largest transaction processor by volume in Korea, where we provide card processing, banking value-added services and payment gateway functionality to the retail industry. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

          Mobile Payments: In February 2010, the United Nations International Telecommunications Union estimated that there were now approximately 4.6 billion mobile phone subscribers deployed globally, and we believe that this number includes subscribers in the majority of our targeted emerging economies. Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. As a result, mobile phones are increasingly being viewed as a channel through which this underserved population can gain access to formal financial and other services. Today, most mobile payment solutions offered by various participants in the industry largely provide access to information and basic services, such as allowing consumers to check account balances or transfer funds between existing accounts with the financial institution, but they offer limited functionality and ability to use the mobile device as an actual payments and banking instrument. Our UEPS solution is enabled to run on the SIM cards in mobile phones and provides our users with secure payment and banking functionality.

          Our proprietary Net1 Mobile Virtual Card, or MVC, technology, when used on a mobile device, is ideally suited to significantly reducing fraud in card not present transactions typically performed in developed economies such as the United States and Western Europe and is also a comprehensive banking and payment solution for the under-banked population in developing economies.

          Healthcare: Given the lack of broad-based healthcare services in many emerging countries, governments are increasingly focused on driving initiatives to provide affordable and accessible healthcare services to their populations. Similarly, countries such as the United States are embarking on expansive overhauls of their existing healthcare systems.

          Through our MediKredit service we combine our payments expertise with our real-time rules engine and claims processing technology to offer governments, funders and providers of healthcare a comprehensive solution that offers a completely automated healthcare rules adjudication and payment system, reducing both cost and time.

Our Key Products

The UEPS Technology

          We developed our core UEPS technology to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked populations. Our proprietary technology is designed to provide the secure delivery of these products and services in the most under-developed or rural environments, even in those that have little or no communications infrastructure. Unlike a traditional credit or debit card where the operation of the account occurs on a centralized computer, each of our smart cards effectively operates as an individual bank account for all types of transactions. All transactions that take place through our system occur between two smart cards at the POS as all of the relevant information necessary to perform and record transactions reside on the smart cards.

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

Our UEPS technology includes functionality that allows the following:

  Transparent and automatic recovery of transactions;
  Transaction cancellation;
  Refunds;
  Multiple audit trails;
  Offline loading;
  Biometric identification;
  Continuous debit;
  Multiple wallets;
  “Morphing” of other common payment systems, such as the EuroPay, Mastercard and Visa global standard, or EMV;
  Automatic credit;
  Automatic debit;
  Interest calculations; and
  “Milking” / batching of large transaction volumes in an off-line environment.

          Our UEPS technology incorporates the software, smart cards, payment terminals, back-end infrastructure and transaction security to provide a complete payment and transaction processing solution.

          Within industry, our UEPS technology is applied to electronic commerce transactions in the fields of social security, wage distribution, banking, medical and patient management, international money transfers, voting and identification systems. Market sectors include government and NGOs, healthcare, telecoms, financial institutions, retailers, petroleum and utilities.

Payment Transaction Management

          Our payment transaction management service incorporates the entire electronic funds transfer, or EFT, and non-EFT transactions suites, allowing merchants to accept a range of payment tokens/instruments and banks to acquire those payment tokens/instruments. This encompasses conventional magnetic-stripe cards, credit, debit and private label cards, and contact and contact-less smart cards with PIN and/or biometric cardholder verification.

          The service utilizes a complex set of processing rules defined by the card associations, central banks and local issuers governing the acceptance or rejection of the payment token/instrument presented to a merchant. These rules are applied for goods or services and vary by merchant category as background tasks of the transaction management service.

          We provide a complete end-to-end reconciliation and settlement service to our business partners, including dynamic reconciliation, report and screen-query tools for down-to-store-level management and control purposes, backed by 24x7x365 monitoring and support, reconciliation, settlement, reporting, full disaster recovery and redundancy services.

          Our flexible transaction management solutions enable simple integration to various hardware platforms and pay-point applications within large retail groups, smaller stores and franchises. These platforms include: retail POS, EFT terminals, standalone PCs, self service terminals and kiosks, ATMs, mobile phones and the internet.

          We also provide a range of value-added services as part of our transaction management offering, such as bill payments, gift cards, prepaid airtime, prepaid utilities and money transfers.

Healthcare Transaction Management

          We offer financial and clinical risk management solutions to both funders and providers of healthcare, through online real-time management of healthcare transactions. Our adaptable healthcare claims processing and managed care services are designed to accommodate the complex benefit design as well as other processing requirements of our clients and our functionality extends to all healthcare claim types, including pharmacy, doctor, public and private hospital claims. Our service is enabled by our proprietary claims processing and managed care systems that adjudicate medical claims allowing patients and healthcare providers to have immediate and accurate information on the financial and clinical impacts of, and payment responsibilities for services and products provided by healthcare providers.

          Our proprietary software allows for real-time claim adjudication involving the submission of an electronic data interchange claim and receipt of a response with the adjudication details within seconds. Our system allows for real-time messaging with an immediate response to an enquiry within a single, synchronous communication session. Our intellectual property incorporates “rule stacking” technology that allows for the creation of a rule for a specific patient for a specific healthcare product or service, which rule is then used to adjudicated against in real-time. This unique technology offers complex rule applications in a scalable and flexible manner on all medical claim types – it is a heuristic computerized framework that dynamically creates scenario-specific rules.

Payroll Transaction Management

          Our payroll transaction management service offers employers an easy and flexible method of making payments to creditors arising from payroll processing. Our solution enhances the electronic movement of money in the business and financial community, assisting our clients to manage net pay, third party, garnishee order and creditor payments correctly, promptly and securely. In addition, we provide the relevant information to the recipient organization via predefined schedules or payment remittance advices, thus simplifying the process of reconciliation.

MVC

          We have developed an innovative mobile phone-based payment solution, MVC, that enables secure purchases with no disruption to existing merchant infrastructures and significant incentives for all stakeholders.

          The MVC solution utilizes existing and traditional payment methods but enhances them by replacing plastic card data with a one-time-use virtual card data, hence eliminating the risk of theft, phishing, skimming, spoofing, etc. The virtual card data replaces digit-for-digit the credit (or debit) card number, the expiration date and the card verification value with only the issuer bank identification number (first 6-digit) remaining constant.

          The MVC solution uses the mobile phone to generate virtual cards. The mobile phone is the most available, cost-effective, secure and portable platform for generating virtual cards for remote payments (online, phone and catalogue orders). Following a simple registration process, the virtual card application is activated over-the-air, enabling the phone to generate virtual card numbers completely off-line. MVCs are used like traditional plastic credit or debit cards, except that as soon as the transaction is authorized, the generated card number expires immediately.

         Consumers can easily generate a new card on their mobile phone to shop on the internet or to place a catalogue or telephone order. MVCs are completely secure and can also be sent in a single click to family, friends, and service providers. Once the authorization request reaches the issuing bank processor, our servers decrypt the virtual card data, authenticate the consumer and pass the transaction request to the card issuer for authorization. MVC can be offered as a prepaid solution or directly linked to a subscriber’s credit or debit card or other funding account. Subscribers can load prepaid virtual accounts with cash at participating locations, or electronically via their bank accounts or via direct deposit.

          The benefits of MVC include, for:

  Card issuers - increased transactional revenues from existing accounts, driving more transactional revenues and elimination of fraudulent card use.
  Mobile network operators- revenues from payments, reduced churn, opportunities for powerful co-branding schemes.
  Consumers- peace of mind, ease of use, rewards.
  Merchants- elimination of charge-backs and fraud at no extra cost.

Financial services

          We have developed a suite of financial services that is offered to customers utilizing our payment solutions. We are able to provide our customers with competitive microfinance, insurance and money transfer products based on our understanding of their risk profiles and lifestyle requirements.

Hardware solutions

          We provide hardware solutions that have been developed to optimize the performance of our payment and transaction processing solutions. These hardware solutions include;

Cryptographic solutions - Our internally-developed range of PIN encryption devices, card acceptance modules and hardware security modules are primarily aimed at the financial, retail, telecommunication, utilities and petroleum sectors. These devices and modules are suited for high-speed transaction processing requirements, acceptance of multiple payment tokens, value-added services at point of transaction, and adherence to stringent transaction security and payment association standards such as TDES and EMV.

Chip and GSM licensing - We supply chip cards into the South African and other international markets. We work with mobile network operators, card manufacturers and semiconductor manufacturers to provide card technology, solutions and software that enable mobile telephony, mobile transactions and value-added services to take place in a trusted, secure and convenient manner. These chip products and technology include operating system and application development, card manufacture and production, from concept and design through, printing, packaging and distribution. At the core of our chip business is the strategy of licensing chip software to a wide spectrum of other industry participants.

POS solutions – We supply our secure, integrated POS payment products and systems, including:

o

FlexiLANE – An in-store controller ideally suited to multi-lane retail and petroleum station environments. The in- store controller forms an interfacing and concentration layer between a group of distributed terminal devices and a centralized payment and value-added service, or VAS, aggregator. This helps large retailers and petroleum companies to overcome the challenges associated with processing multiple transactions from multiple access devices using multiple tender types;

o	FlexiGATE – A terminal and payment gateway that manages the routing of all FlexiLANE traffic and enables retailers to supply VAS such as airtime top-up, electricity payment and bill payment;

o

FlexiPOS – An innovative retail solution that allows the retailer's various payment and VAS solution requirements to be streamlined into a single payment terminal. FlexiPOS transforms the POS terminal into a convenient and consumer friendly place of purchase, place of payment and place of service; and

o

EMV – Net1’s payment expertise helps ensure that retailers together with their acquirers meet the requirements of upgrading software, terminals and security for conformity with the latest international chip card standards.

o	Ingenico POS equipment

Virtual top-up - our VTU solution facilitates mobile phone-based prepaid airtime vending. The VTU technology enables prepaid cell phone users to purchase additional airtime simply, securely and conveniently. The vendor uses its GSM handset to purchase bulk airtime from a mobile network operator. Airtime value, as opposed to a virtual voucher, is then ‘transferred’ directly from the vendor’s cellular handset to that of the customer. When the vendor runs out of airtime value, it is a simple task to purchase more to resell to customers.

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

          Build on our significant and established South African infrastructure—In South Africa, we are one of the leading independent transaction processors, as the leading provider of social welfare payment distribution services to the country’s large unbanked and under-banked population, the largest third-party processor of retail merchant transactions and the leading processor of third-party payroll payments. We believe that our large cardholder base, proprietary technology and payment infrastructure, together with our strong government and business relationships, position us at the epicenter of commerce in the country.

          We believe that we are well-positioned to continue to gain market share and build upon the critical mass that we have developed in South Africa and have identified the following opportunities to continue to drive growth in our South African business:

Government focus on expansion of social benefits—As a result of the South African government’s focus on the provision of social grants as a core element of its social assistance and poverty alleviation policies, we believe that we remain well- positioned to continue to provide our payment services to the government and beneficiaries. We believe that there is a compelling argument for the South African Social Security Agency, or SASSA, and other government agencies to utilize our innovative, off-line, secure, efficient and low-cost payment solution to reach beneficiaries across the country, even in the most remote and deep rural areas where the communication and electricity infrastructure is sparse or non-existent.

Increasing adoption of existing services—Our technology supports a variety of other products and smart card to smart card, or S2S, services that expand the use of our technology and provide us with new sources of transaction-based revenues. During the last several years, we have introduced these new products and services in South Africa for existing and newly-enrolled cardholders. We have installed our POS terminals in thousands of mostly rural merchant locations throughout the country which allows beneficiaries to receive their grants at these locations and transact business with the retailers using our smart card. During fiscal 2011, we processed 19.1 million transactions with a total value of ZAR 11.6 billion at these merchant locations.

Introduction of new services–We are also poised to benefit from the introduction and adoption of new services across our various platforms, which we believe will generate significant incremental transaction fee revenue from current and new users at a relatively low cost to us. Some of these services include:

o

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

o

Value-added services through multiple EasyPay platforms —EasyPay is the largest bank-independent financial switch and merchant processor in South Africa for credit and debit card transactions. EasyPay processed 708 million transactions with a total value of ZAR 164.9 billion during fiscal 2011. Our technology also allows us to provide a variety of additional, value-added payment services, such as bill payment, prepaid mobile top-up, prepaid utility services and gift cards, that we can sell into our existing card holder base as well as to new customers. We have developed additional platforms to access EasyPay’s offerings such as a self service kiosks, or EasyPay Kiosk, and web and mobile phone applications to create a larger, seamless, value-added payments eco- system.

o

Third-party payments from payroll processing through FIHRST—Through our FIHRST service, we offer employers an easy and flexible method of making payments to employees and payroll-related creditors. By combining the FIHRST service and the EasyPay product suite, we can provide employees with the ability to pay their bills or purchase prepaid airtime and utilities as a payroll deduction or by providing them with credit facilities.

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

          Leveraging our new payment technologies to gain access to developed economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed and acquired proprietary technology, such as our MVC application for mobile telephones that is designed to eliminate fraud associated with card not present credit card transactions, which are those effected by telephone or over the internet. We have recently introduced this technology, as well as our healthcare management system in the United States, and we plan to expand our offering into Western Europe and other developed economies.

          Pursue strategic acquisition opportunities to gain access to new markets or complimentary product —We will continue to pursue acquisition opportunities that provide us with an entry point for our existing products into a new market, or provides us with technologies or solutions complementary to our current offerings.

Our Clusters and Business Units

          Our company is organized into the following “clusters” and within each cluster, separate business units.

          Transactional Solutions Cluster

               Cash Paymaster Services (“CPS”)

          Our CPS business unit deploys our UEPS – Social Grant Distribution technology to distribute social welfare grants on a monthly basis to roughly 3.2 million beneficiaries in five of South Africa’s nine provinces. These social welfare grants are distributed on behalf of SASSA. During our 2011, 2010 and 2009 fiscal years, we derived 47%, 66% and 65% of our revenues respectively, from CPS’ social welfare grant distribution business.

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

          Our UEPS - Social Grant Distribution technology provides numerous benefits to government agencies and beneficiaries. The system offers government a reliable service at a reasonable price. For beneficiaries, our smart card offers convenience, security, affordability and flexibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Beneficiaries have access to affordable financial services, can save and earn interest on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, beneficiaries pay no transaction charges to load their smart cards, perform balance inquiries, make purchases or downloads or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

          This business unit has been allocated to our South African transaction-based activities and smart card accounts reporting segments.

               KSNET

          Our KSNET business unit is a significant payment solutions provider in Korea, has the broadest product offering in the country, a base of approximately 200,000 merchants and an extensive direct and indirect sales network. KSNET is based in Seoul, Korea. KSNET’s core operations comprise of three project offerings, namely card value-added network, or VAN, payment gateway, or PG, and banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in Korea. Over 90% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN.

          KSNET’s core product offerings are described in more detail below:

Card VAN—KSNET’s card VAN offering manages credit and other non-cash alternative payment mechanisms for retail transaction processing for a wide range of merchants and every credit card issuer in Korea. Non-cash alternative payment mechanisms for which KSNET provides processing services include all credit and debit cards and e-currency (K-cash and TMoney). KSNET also records cash transactions for the Korean National Tax Service in the form of cash receipts.

PG—KSNET offers PG services to the rapidly growing number of merchants that are moving online in Korea. PG provides these merchants with a host of alternative payment solutions including the ability to accept credit and debit cards, gift and other prepaid cards, and bank account transfers. PG also provides virtual account capabilities. KSNET is currently the only card VAN provider that also provides PG services in Korea. PG offers us an attractive growth opportunity as e-commerce transactions represent an increasing share of payments, driven by increased wireline and wireless broadband penetration, an increasing number of merchants moving online, and the enhanced security of online transactions driving consumer acceptance. We believe that KSNET can become the leading provider in the PG industry by leveraging its existing merchant base and entering into new markets earlier than competitors.

Banking VAN—KSNET’s banking VAN operations currently include account transaction processing services, payment and collections to banks, corporate firms, governmental bodies, and educational institutions. We distinguish card VAN from banking VAN because in the Korean VAN market, banking VAN is recognized as a distinct service from card VAN. We are the only card VAN provider that also provides banking VAN services. Because the banking VAN business industry is at a nascent stage, the market at this time is relatively small.

          This business unit has been allocated to our international transaction-based activities reporting segments.

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

          The EasyPay suite of services includes:

EFT—EasyPay switches credit, debit and fleet card transactions for leading South African retailers and petroleum companies;

EasyPay bill payment—EasyPay offers consumers a point-of-sale bill payment service which is integrated into a large number of national retailers, the internet, self service kiosks and mobile handsets. EasyPay processes monthly account payment transactions for over 300 different bill issuers including major local authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies;

EasyPay prepaid electricity—This service enables local utility companies such as Eskom Holdings Limited and a growing number of local authorities on a national basis to sell prepaid electricity to their customers;

Prepaid airtime—EasyPay vends airtime at retail POS terminals for all the South African mobile telephone network operators;
Electronic gift voucher—EasyPay supports the electronic generation, issuance and redemption of paper or card-based gift vouchers;

EasyPay licenses—EasyPay enables the issuance of new South African Broadcasting television licenses and the capturing of existing license details within retail environments via a web-based user interface;

Third party switching and processing support—EasyPay switches transactions from retail POS systems to the relevant back-end systems; and
Hosting services—EasyPay’s infrastructure supports the hosting of payment servers and applications on behalf of third parties, including financial institutions.

EasyPay Kiosk—We have developed a biometrically enabled, self service kiosk that allows our EasyPay customers to access all the value-added services provided by EasyPay and to create and load their EasyPay virtual wallets with value.

EasyPay Web and Mobile—This service enables EasyPay customers to access all the value-added services provided by EasyPay, such as bill payments and the purchase of prepaid airtime and utilities through a secure website that may be accessed through personal computers or through mobile handsets.

          EasyPay provides 24x7 monitoring and support services, reconciliation, automated clearing bureau settlement, reporting, full disaster recovery and redundancy services.

          This business unit has been allocated to our South African transaction-based activities reporting segment.

               MediKredit/ XeoHealth

          Our MediKredit business unit operates and markets our Healthcare Transaction Management systems and solutions in South Africa and is based in Johannesburg, South Africa. We estimate that MediKredit’s products affect 4.2 million of the seven million health-insured lives in South Africa. We also service the claims-processing needs of 100 medical schemes plans and ten of the major healthcare administrators in South Africa. Our functionality caters for all healthcare claim types which include pharmacy, doctor, private and public hospital claims.

          Our business development in the US of our real time adjudication, or RTA, solutions for the end-to-end electronic processing of medical claims information is marketed through XeoHealth. We are currently assessing a number of ventures in the US whereby XeoHealth will act either as the primary contractor for the provision of our RTS solution to customers, or as a subcontractor to parties contracted to provide an adjudication solution.

          This business unit has been allocated to our South African transaction-based activities reporting segment.

               FIHRST

          FIHRST offers South African employers our payroll transaction management service and is based in Johannesburg, South Africa. FIHRST currently processes payments exceeding R68.5 billion on behalf of our clients every year, enabling salaries departments to achieve greater levels of efficiency and employee service. We have been chosen as the preferred payments partner by more than 1,250 companies of all sizes across all sectors of the economy, representing 850,000 employees. FIHRST is recognized by and works in partnership with the majority of third party payroll organizations including pension fund and medical aid administrators.

          This business unit has been allocated to our South African transaction-based activities reporting segment.

               Universal Electronic Technological Solutions (“UETS”)

          Our UETS business unit is based in Johannesburg, South Africa and focuses on the sale, implementation and support of our UEPS technology, ranging from large scale, national projects to smaller, product specific regional projects. UETS focuses on identifying, defining and activating an entry point to commence operations in Africa (excluding South Africa), and in Iraq.

          UETS markets the following solutions and products:

  The UEPS national switching, settlement, clearing and smart card solutions offering interoperability with existing banking infrastructure;
  “Wave 2” opportunities, such as financial services in countries with an established UEPS infrastructure;
  Individual stand-alone UEPS applications, with processing outsourced to Net1 regional offices, similar to the model deployed for the payment of welfare grants in Iraq;
  UEPS mobile banking solutions targeted at banks and/or mobile operators;
  E-Government applications such as multi-purpose national identity cards and national welfare & healthcare solutions; and
  Secure verification of existing EMV Debit / credit card transactions using Net1’s biometric identification technology.

          Our UETS team also provides business development support in territories where UEPS systems have been sold and implemented, such as Ghana, Malawi, Namibia, Botswana and Nigeria.

          This business unit has been allocated to our international transaction-based activities and hardware, software and related technology sales reporting segments.

               Net1 UTA

          Our Net1 UTA business unit provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan, India and Oman. Net1 UTA is headquartered in Vienna, Austria, and has subsidiaries in India and Russia. Following the decline in Net1 UTA’s revenues during fiscal 2011 and 2010 as a result of the difficult market and trading conditions in its traditional markets, we recently completed a significant restructuring of its business activities. Net1 UTA now consists of a scaled-down department, based in Moscow, that provides ongoing support to its existing customers and a business development, implementation and support department, based in Vienna, that focuses on commercializing our MVC technology globally, excluding the US.

          This business unit has been allocated to our hardware, software and related technology sales reporting segment.

               Net1 Virtual Card

          Our Net1 Virtual Card business unit is based in Dallas, Texas, and is responsible for the commercialization of our MVC technology in the US. Our launch customer in the US, MetroPCS, is one of the top five US wireless carriers. MetroPCS offers our MVC technology under the VCPay brand as an application that is pre-loaded on new smart phones. We believe our VCPayTM application is the first mobile phone-based prepaid program with no requirement for the user to have a physical card or bank account. In addition, we have entered into agreements with MoneyGram, International, a global money transfer company, and GreenDot Corporation, a major issuer of prepaid credit cards in the United States, to enable subscribers to load their prepaid virtual accounts with cash at any of MoneyGram’s and GreenDot’s 100,000 US agents, which are located in most communities including many grocery, pharmacy and convenience store chains, or electronically via their bank accounts or via direct deposit.

          This business unit has been allocated to our international transaction-based activities reporting segments.

          Hardware and Software Sales Cluster

          We have dedicated business units responsible for the development, production, marketing, maintenance and support of our Hardware Solutions. These business units are:

Cryptographic solutions—based in Johannesburg and Durban, South Africa, this business unit manages our Incognito range of PIN encryption devices, card acceptance modules and hardware security modules. These solutions are used globally by numerous customers in the financial, retail, telecommunication, utilities and petroleum sectors and by all other Net1 business units that operate payment and transaction processing services.

Chip and GSM licensing—this business unit is a supplier of chip cards and GSM licenses into the South African and other international markets. We operate our own small factory in Johannesburg, South Africa and license numerous mobile network operators, card manufacturers and semiconductor manufacturers to provide card technology, solutions and software that enable mobile telephony, mobile transactions and value-added services.

POS solutions—based in Johannesburg, South Africa, our POS Solutions business unit is responsible for marketing in South Africa our secure, integrated POS payment products and systems.
VTU—based in Johannesburg, South Africa, our VTU business unit is responsible for the global marketing and support of our VTU solution.

          These business units have been allocated to our hardware, software and related technology sales reporting segment.

          Financial Services Cluster

               Finance Holdings

          This business unit is responsible for identifying financial services products that can be provided to our UEPS cardholders in South Africa and then marketing and implementing the provision of those products. We currently provide micro-loans to our UEPS cardholders who receive social welfare grants through our system in the KwaZulu-Natal and Northern Cape provinces. We provide the loans ourselves and generate revenue from the service fees charged on these loans. We also sell life insurance products on behalf of registered underwriters and earn revenue through the commissions we receive on the sale of policies.

          Our wage payment system offers wage earners a UEPS card that allows them to receive payment, transact and access other financial services in a secure, cost-effective way.

          This business unit has been allocated to our financial services reporting segment.

          Corporate Cluster

          The Corporate Cluster provides global support services to our business units, joint ventures and investments for the following activities:

  Group executive—responsible for the overall company management, defining our global strategy, investor relations and corporate finance activities.
  Finance and administration—provides company-wide support in the areas of accounting, treasury, human resources, administration, legal, secretarial, taxation, compliance and internal audit.
  Group information technology—defines our overall IT strategy and the overall systems architecture and is responsible for the identification and management of the group’s research and development activities.
  Joint ventures and investments unit—provides governance support to our joint ventures and assists with the evaluation of new investment opportunities.

Competition

          In addition to competition that our UEPS system faces from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, there are a number of other products that use smart card technology in connection with a funds transfer system. While it is impossible for us to estimate the total number of competitors in the global payments marketplace, we believe that the most competitive product in this marketplace is EMV, a system that is promoted by most of the major card companies such as Visa, Mastercard, JCB and American Express. The competitive advantage of our UEPS offering is that our technology can operate real-time, but in an off-line environment, using biometric identification instead of the standard PIN methodology employed by our competitors. We estimate that we process less than 1% of all global payment transactions in the international marketplace.

          In South Africa, and specifically in the payment of social welfare grants, our competitors include AllPay Consolidated Investment Holdings (Pty) Ltd, which is responsible for social welfare payments in the Free State, Gauteng and Western Cape provinces and a small portion of the Eastern Cape province, and Empilweni Payout Services which is responsible for payments in the Mpumalanga province. The South African banks and the South African Post Office, or SAPO, also offer beneficiaries the option to open low cost bank accounts that enable the beneficiaries to receive their welfare grants through the formal banking payment networks.

          We compete primarily on the basis of the innovative nature and security of our technology. We are able to load social welfare grants on behalf of the South African government directly onto a biometrically secured UEPS smart card in rural areas where there is little or no infrastructure or in semi-urban areas through our merchant acquiring system. Our UEPS-enabled smart cards are therefore used as a means of identification, security and as a transacting instrument. Grants loaded onto our UEPS-enabled smart cards can be used both online and offline and beneficiaries pay no monthly account or transaction fees. The usefulness of a traditional bank card to its holder is dependent on the availability of a branch network, ATM infrastructure and merchants accepting the card. Access to bank branches, ATMs and merchants accepting traditional bank cards are limited or nonexistent in the rural areas of South Africa. We believe the security, functionality and simplicity of our smart card provides us with a unique ability to service these rural areas of South Africa. Our technology eliminates the risk associated with receiving social welfare grants in cash as well as the costs associated with transaction fees charged by banks when beneficiaries exceed the minimum number of free transactions per month.

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

          We have identified 10 major card VAN companies in Korea, of which KSNET is one of the four largest. The other three large VAN companies are NICE Information & Telecommunication Inc., First Data Korea Limited and Korea Information & Communications Company, Limited. Entities operating in the VAN industry in Korea compete on pricing and customer service.

          EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and claims to process in excess of 2.6 billion transactions valued at trillions of rands annually. During fiscal 2011, EasyPay processed 708 million transactions with an approximate value of ZAR164.9 billion.

          In addition to our traditional competitors, we expect that we will increasingly compete with a number of emerging entities in the mobile payments industry. While the industry is still in its infancy, a number of entities are establishing their presence in this space. Specifically indentified entities include traditional payment networks such as Visa, MasterCard and American Express; commercial banks such as Barclays and Citigroup; established technology companies such as Apple, Google and PayPal; mobile operators such as AT&T, Verizon, Vodafone and Bharti Airtel; as well as companies specifically focused on mobile payments such as M-Pesa, Monetise and Square.

Research and Development

          During fiscal 2011, 2010 and 2009, we incurred research and development expenditures of $5.7 million, $7.6 million and $8.9 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS software and its functionality and the design and development of our MVC concept. For example, we continually advance our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in the hardware platforms that are not proprietary to us but which form part of our system.

Intellectual Property

          Our success depends in part on our ability to develop, maintain and protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secret laws, as well as non-disclosure agreements to protect our intellectual property. We seek to protect new intellectual property developed by us by filing new patents worldwide. We hold a number of trademarks in various countries.

Financial Information about Geographical Areas and Operating Segments

          Note 19 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2011, 2010 and 2009. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue			Long-lived assets
	2011	2010	2009	2011	2010	2009

South Africa	$264,485	$267,478	$220,408	$115,809	$111,430	$98,694
Korea	68,392	-	-	258,791	-	-
Europe	10,465	12,301	19,560	139	42,489	101,371
Rest of world	78	585	6,854	6,817	8,081	9,128
Total	$343,420	$280,364	$246,822	$381,556	$162,000	$209,193

Employees

          As of June 30, 2011, we had 2,290 employees. On a segmental basis, 216 employees were part of our management, 1,558 were employed in South African transaction-based activities, 173 were employed in international transaction-based activities, 2 were employed in financial services and 341 were employed in smart card, hardware, software and related technology sales and corporate activities.

          On a functional basis, four of our employees were part of executive management, 171 were employed in sales and marketing, 188 were employed in finance and administration, 312 were employed in information technology and 1,615 were employed in operations.

          As of June 30, 2011, approximately 120 of the 270 employees we have in the Limpopo Province in South Africa who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union and approximately 154 of the 175 employees we have in Korea who perform international transaction-based activities were members of the KSNET Union. We believe we have a good relationship with our employees and these unions.

Corporate history

          Net1 was incorporated in Florida in May 1997. Until June 2004, Net1 was a development stage company and its business consisted only of holding a license to payment systems intellectual property and an exclusive marketing agreement for the UEPS technology outside South Africa, Namibia, Botswana and Swaziland. In June 2004, Net1 acquired Net1 Applied Technologies Holdings Limited, or Aplitec, a public company listed on the JSE Limited, or JSE. Aplitec owned the payment systems intellectual property in South Africa, Namibia, Botswana and Swaziland and one of its subsidiaries was the other party to the marketing agreement described above. The primary purpose of the Aplitec transaction was to consolidate all intellectual property into one company, to establish a first-mover advantage in developing economies for the commercialization of the UEPS technology, and to exploit market opportunities for growth through strategic alliances and acquisitions. The transaction permitted Aplitec’s shareholders to reinvest the sale proceeds in Net1, but under South African exchange control regulations, those shareholders were not permitted to hold Net1’s securities directly. In 2005, Net1 completed an initial public offering and listed on the Nasdaq Stock Market. In October 2008, Net1 listed on the JSE, in a secondary listing, which enabled the former Aplitec shareholders (as well as South African residents generally) to hold Net1 common stock directly.

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

Executive Officers and Significant Employees of the Registrant

          Executive officers

          The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	57	Chief executive officer, chairman and director
Mr. Herman G. Kotze	41	Chief financial officer, treasurer, secretary and director
Mr. Phil-Hyun Oh	52	Chief executive officer and president, KSNET, Inc.
Mr. Nitin Soma	43	Senior vice president information technology

          Dr. Belamant is one of the founders of our company and has been our chief executive officer since October 2000 and the chairman of our board since February 2003. He was also chief executive officer of Aplitec. Dr. Belamant also serves on the boards of a number of other companies that perform welfare distribution services and the provision of microfinance to customers. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that rates today as the third largest ATM switching system in the world. Dr. Belamant has patented a number of inventions, including our original funds transfer system patent, ranging from biometrics to gaming-related inventions. Dr. Belamant has more than 30 years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems. Dr. Belamant holds a PhD in Information Technology and Management.

          Mr. Kotze has been our chief financial officer, secretary and treasurer since June 2004. From January 2000 until June 2004, he served on the board of Aplitec as group financial director. Mr. Kotzé joined Aplitec in November 1998 as a strategic financial analyst. Mr. Kotzé is a member of the South African Institute of Chartered Accountants.

          Mr. Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements. Mr. Soma represented Nedcor Bank in assisting with the technical specifications for the South African Interbank Standards. He is also responsible for the ATM settlement process to balance ATMs with the host as well as balance the host with different card users. Mr. Soma designed the Stratus Back-End System for Aplitec, and is responsible for the Nedbank Settlement System for the Point of Sales Devices. Mr. Soma has over 15 years of experience in the development and design of smart card payment systems.

          Mr. Oh has served as chief executive officer and president since 2007. Prior to that, he was the Managing Partner at Dasan Accounting Firm and was the Head of the Investment Banking Division at Daewoo Securities. Mr. Oh is responsible for the day to day operations of KSNET and as its chief executive officer and president is instrumental in setting and implementing its strategy and objectives.

          Significant employees

               Business Functions:

          Dr. Gerhard Claassen (52): General Manager – Cryptographic Solutions – Dr. Claasen joined us in August 2000 and is responsible for the marketing and business development of our cryptographic solutions consisting of the internally developed Incognito range of security solutions, as well as ToDos authenticators and the Cybertrust PKI products.

          Leonid Delberg (65): Managing director: Net1 UTA – Mr. Delberg has been the CEO of Net1 UTA since 1997. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India and Asia.

          Wimpie du Plessis (59): Managing director: MediKredit – Mrs. du Plessis joined us in January 1999 and is responsible for the marketing and business development of our MediKredit offering worldwide.

          K. H. Kang (45): Division Director - Marketing Division 2 – Mr. Kang joined us in December 1994 and is responsible for KSNET’s market division that focuses primarily on banking VAN, PG and market development.

          M. B. Lee (46): Division Director - Marketing Division 1 – Mr. Lee joined us in August 1994 and is responsible for KSNET’s market division that focuses primarily on card VAN.

          Kanam Mann (36): Business Unit Leader: EP Kiosk and General Manager: Chip and GSM licensing – Ms. Mann joined us in February 2005 and is responsible for marketing and business development of our EP Kiosk and our Chip and GSM licensing business.

          Eric Meniere (45): Managing director: MVC – Mr. Meniere joined us in March 2008 and is responsible for the marketing and business development of our MVC product in the US.

          Nanda Pillay (40): General Manager: CPS and EasyPay – Mr. Pillay joined us in May 2000 and is responsible for our South African operations, consisting of CPS and EasyPay.

          Richard Schweger (47): Financial & operations director: Net1 UTA – Mr. Schweger has been the CFO and COO of Net1 UTA since 1997. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India and Asia.

          James Sneedon (43): Business Unit Leader: VTU – Mr. Sneedon joined us January 2001 and is responsible for the marketing and business development of our VTU products.

          Brenda Stewart (53): Managing director: Net1 Universal Electronic Technological Solutions – Mrs. Stewart joined us in 1997 and is responsible for the marketing and business development of our UEPS solutions in Africa (excluding South Africa) and Iraq.

          Mark Stuckenberg (49): Managing director: FIHRST – Mr. Stuckenberg joined us in March 2010 and is responsible for the marketing and business development of our FIHRST offering.

               Support functions:

          Chris Britz (50): Vice President - Group production, repairs & maintenance – Mr. Britz joined us in April 2001 and is responsible for the group’s production facilities, as well as all internal and external repairs and maintenance of terminals and other hardware.

          Lawrie Chalmers (50): Vice President - Group Human Resources – Mr. Chalmers joined us in April 1998 and is responsible for the group’s South African human resources activities, including recruitment, payroll, training and industrial relations.

          Y. H. Cho (45): Head of research director – Mr. Cho joined us in July 1999 and is responsible for KSNET’s information technology department.

          M. Y. Jun (43): Head of Strategy, Planning and Finance – Mr. Jun joined us in September 2000 and is responsible for KSNET’s financial function, including financial accounting, taxation and statutory reporting.

          Dhruv Chopra (37): Vice President: Investor Relations – Mr. Chopra joined us in June 2009 and was previously an analyst at Morgan Stanley, specializing in the payment processing and IT services sectors.

          Paul Encarnacao (35): Vice President – Finance – Mr. Encarnacao joined us in June 2004 and is responsible for the preparation of the group’s generally accepted accounting principles in the United States of America, or US GAAP, consolidated accounts and statutory reports.

          Warren Segall (46): Vice President: Compliance – Mr. Segall joined us in July 2006 and is our compliance officer.

          Trevor Smit (54): Vice President: Joint Ventures and Investments – Mr. Smit joined us in May 2007 and provides governance support to our joint ventures as our representative on the various boards of directors.

          Cara van Straaten (50): Group Financial Controller – Ms. Van Straaten joined us in July 2004 and is responsible for the group’s South African financial function, including financial accounting, taxation and statutory reporting.

ITEM 1A. RISK FACTORS

          OUR OPERATIONS AND FINANCIAL RESULTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW, THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK.

Risks Relating to Our Business

          We derive a substantial portion of our revenues from the social welfare grants distribution service that we perform for SASSA. Our contract with SASSA currently expires on March 31, 2012, and we are participating in a competitive tender process for the award of new contracts for all of South Africa’s nine provinces. If we do not obtain a new contract and were to discontinue providing our distribution service to SASSA, we would lose all of these revenues.

          We currently derive a substantial portion of our revenues from the social welfare grants distribution service that we perform under contract for SASSA, whereby we distribute these grants in five of the nine provinces of South Africa. SASSA is our largest customer and for the foreseeable future, our business will be highly dependent on our SASSA contract. For the years ended June 30, 2011, 2010 and 2009, we derived approximately 47%, 66% and 65%, respectively, of our revenues from this contract. Our current contract expires on March 31, 2012. In late April 2011, SASSA commenced a tender process for the award of new contracts. We are participating in the tender process and have submitted our proposal. If we do not obtain a new contract and were to discontinue providing our distribution service to SASSA past the expiration of our current contract, we would lose all of these revenues.

          We cannot predict with certainty the timing or ultimate outcome of the tender process and we cannot assure you that it will result in our receiving a contract to continue to distribute social welfare grants in each of the five South African provinces where we currently distribute them. Even if we do receive a new contract, or one or more extensions of the existing contract, we cannot predict the terms that such contract will contain. Any new contract or extension we receive may contain pricing or other terms that would be unfavorable to us.

          Our current contract with SASSA is the latest in a series of short-term contracts and extensions that resulted from the conduct of a tender process which began in early 2007 and was ultimately terminated by SASSA in late November 2008 without awarding new contracts. We participated in the tender process and timely submitted proposals for each of South Africa’s nine provinces, as well as a proposal for the entire country. There were a series of extensive delays during the tender process which resulted in numerous extensions of our bid proposals as well as an extension of our existing contract. In March 2009, we signed a new one-year contract with SASSA which expired on March 31, 2010 and which was subsequently extended to June 30, 2010. We signed our current agreement with SASSA on August 24, 2010 which was retroactively effective to July 1, 2010. The contract was originally scheduled to expire on March 31, 2011, was extended to September 30, 2011 and has been further extended to March 31, 2012.

          The current tender process, as well as the previous one, and the negotiation of the additional contracts and extensions have consumed a substantial amount of our management’s time and attention during the past four years. Our management has been required to devote substantial resources to the process which has impacted their ability to focus on other matters, including potential international business development activities. In addition, we have initiated several lawsuits against SASSA, including one which challenged the cancellation of the previous tender process and another one in which we unsuccessfully challenged SASSA’s right to contract with SAPO to provide banking or payment services relating to social grant beneficiaries. We cannot predict the outcome of our remaining lawsuits against SASSA, or whether or how our litigation against SASSA will affect the outcome of the current tender process.

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

          Our current contract with SASSA is less favorable to us than our previous contract which has adversely affected our results of operations. Furthermore, the terms of any further renewals or extensions or a contract awarded under the current tender process may be even less favorable to us than the current contract. To the extent that we are unsuccessful in diversifying our business and reducing our dependence on SASSA, our business and profitability will likely suffer.

          Our current contract with SASSA contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month. The current contract is less favorable to us than the one it replaced. Because we continue to derive a substantial percentage of our revenues from our SASSA contract, the terms of the current contract have adversely affected our revenues and operating income. Further, as described in the immediately preceding risk factor, it is possible that any further extension or renewal of the current contract or a contract which we may be awarded under the recently initiated tender process may be even less favorable to us. While we are making significant efforts to reduce our dependence on our SASSA contract by diversifying our business in South Africa and expanding internationally, to the extent that these efforts are not successful, we may not be able to offset the effects of the current and possible future less favorable terms from SASSA which would have a material adverse effect on our results of operations, financial position and cash flows.

          We were unsuccessful in our lawsuit against SASSA challenging SASSA’s right to contract with SAPO to provide banking or payment services relating to social grant beneficiaries. If SASSA provides this business to SAPO rather than to us, the revenue and operating income we derive from our current SASSA contract could be substantially reduced, which could have a material adverse effect on us.

          In 2009, we instituted a lawsuit against SASSA in the South African High Court, or High Court, in which we challenged SASSA’s right to contract with SAPO to provide banking or payment services relating to social grant beneficiaries. The High Court ruled in our favor and prohibited SASSA from contracting with SAPO for these services, finding that SASSA had not followed a proper procurement process to comply with the South African Constitution and the Public Finance Management Act, or PFMA, when the previous executive management team at SASSA contracted with SAPO for the payment of grants in 2009. SASSA appealed the High Court’s judgment to the South African Supreme Court of Appeal, which overturned the High Court’s judgment in March 2011. We applied for leave to appeal to the South African Constitutional Court, which was denied in June 2011. Although our SASSA contract remains in effect through its current expiration date of March 31, 2012, the failure of our court challenge has enabled SASSA to pursue contracts with SAPO to provide banking or payment services relating to social grant beneficiaries, which would reduce the number of beneficiaries we serve under our SASSA contract. Although our SASSA contract guarantees us a transaction fee per beneficiary based on a guaranteed minimum number of beneficiaries, our revenues from the contract would suffer from a diversion of business to SAPO because presently we serve more than the minimum number of beneficiaries. Because we continue to derive a substantial portion of our revenue from our SASSA contract, if this source of revenue were to decline substantially, our results of operations, financial condition and cash flows would suffer.

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

          We have had to record impairments of our intangible assets related to a prior acquisition, which negatively affected our earnings for fiscal 2011 and 2010. We may need to record additional writedowns from any future impairments, which could reduce our future reported earnings.

          As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 42% and 31% of the total assets on our balance sheet as of June 30, 2011 and 2010, respectively. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. For example, during fiscal years 2011 and 2010, we recorded aggregate goodwill and intangible asset impairment charges of approximately $79.2 million related to our August 2008 acquisition of Net 1 UTA. Specifically, in the third quarter of fiscal 2011, we recognized an impairment loss of approximately $41.8 million related to acquired Net1 UTA customer relationships. This loss was in addition to an impairment loss of $37.4 million we recorded in the fourth quarter of fiscal 2010. These impairment losses substantially reduced our operating income for the relevant periods. Additional impairment charges could adversely affect our financial condition and results of operations.

          We have a significant amount of indebtedness that requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

          As of June 30, 2011, we had approximately $121 million of outstanding indebtedness, which we incurred to finance the KSNET acquisition. These loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The terms of the loan facility require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. Although these covenants only apply to our Korean subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

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

          Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Dr. Serge Belamant, our Chief Executive Officer and Chairman and Herman Kotze, our Chief Financial Officer. Many of our key responsibilities are performed by these two individuals, and the loss of the services of either of them could disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance. We do not have employment agreements with these executive officers and they may terminate their employment at any time.

          In addition, the success of our KSNET business depends heavily on the continued services of its president, Phil-Hyun Oh and the other senior members of the KSNET management team. We do not maintain any “key person” life insurance policies.

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

          We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit growth in our transaction-based activities segment.

          The incumbent South African retail banks have created a common banking product, generally referred to as a “Mzansi” account, for unbanked South Africans, which offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, approximately 4.4 million and 3.5 million people in South Africa claimed to use a Mzansi account in 2009 and 2008, respectively. The 2009 survey also indicated that 22% of those surveyed opened a Mzansi account in order to receive a social welfare grant. In addition, SAPO also offers a Mzansi product which is used by some social welfare grant recipients to receive their social grants.

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

          Moreover, as our product offerings increase and gain market acceptance in South Africa, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their funds transfer or other businesses.

          We may face competition from other companies that offer smart card technology, other innovative payment technologies and payment processing, which could result in loss of our existing business and adversely impact our ability to successfully market additional products and services.

          Our primary competitors in the payment processing market include other independent processors, as well as financial institutions, independent sales organizations, and, potentially card networks. Many of our competitors are companies who are larger than we are and have greater financial and operational resources than we have. These factors may allow them to offer better pricing terms to customers, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues and earnings.

          In addition to competition that our UEPS system faces from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services and low cost bank accounts, there are a number of other products that use smart card technology in connection with a funds transfer system. During the past several years, smart card technology has become increasingly prevalent. We believe that the most competitive product in this marketplace is EMV, a system that is promoted by most of the major card companies such as Visa, Mastercard, JCB and American Express. Also, governments and financial institutions are, to an increasing extent, implementing general-purpose reloadable prepaid cards as a low-cost alternative to provide financial services to the unbanked population. Moreover, while we see the acceptance over time of using a mobile phone to facilitate financial services as an opportunity, there is a risk that other companies will be able to introduce such services to the marketplace successfully and that customers may prefer those services to ours, based on technology, price or other factors.

          The period between our initial contact with a potential customer and the sale of our UEPS products or services to that customer tends to be long and may be subject to delays which may have an impact on our revenues.

          The period between our initial contact with a potential customer and the purchase of our UEPS products and services is often long and subject to delays associated with the budgeting, approval and competitive evaluation processes that frequently accompany significant capital expenditures. A lengthy sales cycle may have an impact on the timing of our revenues, which may cause our quarterly operating results to fall below investor expectations. A customer’s decision to purchase our products and services is often discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To sell our products and services successfully we generally must educate our potential customers regarding the uses and benefits of our products and services, which can require the expenditure of significant time and resources; however, there can be no assurance that this significant expenditure of time and resources will result in actual sales of our products and services.

          Our proprietary rights may not adequately protect our technologies.

          Our success depends in part on our obtaining and maintaining patent, trade secret, copyright and trademark protection of our technologies in the United States and other jurisdictions as well as successfully enforcing this intellectual property and defending this intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable intellectual property protections, such as patents or trade secrets, cover them. In particular, we place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

          We cannot predict the breadth of claims that may be allowed or enforced in our patents. For example, we might not have been the first to make the inventions covered by each of our patents and patent applications or to file patent applications and it is possible that none of our pending patent applications will result in issued patents. It is possible that others may independently develop similar or alternative technologies. Also, our issued patents may not provide a basis for commercially viable products, or may not provide us with any competitive advantages or may be challenged, invalidated or circumvented by third parties.

          We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. We have confidentiality agreements with employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and or may not have adequate remedies for such breach. While we use reasonable efforts to protect our trade secrets, our employees, consultants or others may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our rights and our business could be harmed. If we are not able to defend the patent or trade secret protection position of our technologies, then we will not be able to exclude competitors from developing or marketing competing technologies.

          We also rely on trademarks to establish a market identity for some of our products. To maintain the value of our trademarks, we might have to file lawsuits against third parties to prevent them from using trademarks confusingly similar to or dilutive of our registered or unregistered trademarks. Also, we might not obtain registrations for our pending trademark applications, and might have to defend our registered trademark and pending trademark applications from challenge by third parties.

          Defending our intellectual property rights or defending ourselves in infringement suits that may be brought against us is expensive and time-consuming and may not be successful.

          Litigation to enforce our patents, trademarks or other intellectual property rights or to protect our trade secrets could result in substantial costs and may not be successful. Any loss of, or inability to protect, intellectual property in our technology could diminish our competitive advantage and also seriously harm our business. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws in countries where we currently have patent protection. Our means of protecting our intellectual property rights in countries where we currently have patent or trademark protection, or any other country in which we operate, may not be adequate to fully protect our intellectual property rights. Similarly, if third parties claim that we infringe their intellectual property rights, we may be required to incur significant costs and devote substantial resources to the defense of such claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. In addition, if we are unsuccessful in defending any such third-party claims, we could suffer costly judgments and injunctions that could materially adversely affect our business, results of operations or financial condition.

          System failures, including breaches in the security of our system, could harm our business.

          We may experience system failures from time to time, and any lengthy interruption in the availability of our back-end system computer could harm our revenues and profits, and could subject us to the scrutiny of our customers.

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

          In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the ones we have established in Namibia, Botswana, Nigeria and Colombia. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a minority interest. Minority ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on our South African subsidiaries by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest.

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

          We pre-fund the payment of social welfare grants through our merchant acquiring system in South Africa and pre-fund the settlement of certain customers in Korea and a significant level of payment defaults by these merchants or customers would adversely affect us.

          We pre-fund social welfare grants through the merchants who participate in our merchant acquiring system in the South African provinces where we operate as well as prefund the settlement of funds to certain customers in Korea. These pre-funding obligations expose us to the risk of default by these merchants and customers. Although we have not experienced any material defaults by merchants or customers in the return of pre-funded amounts to us, we cannot guarantee that material defaults will not occur in the future. A material level of merchant or customer defaults could have a material adverse effect on us, our financial position and results of operations.

          We may incur material losses in connection with our distribution of cash to recipients of social welfare grants.

          Many social welfare recipients use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipients to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against the risk of loss or theft of cash from our delivery vehicles as we have not identified any insurance underwriters willing to accept this risk on reasonable terms. Therefore, we will bear the full cost of any loss or theft in connection with the delivery process, and such loss could materially and adversely affect our financial condition, cash flows and results of operations. The Company did not incur any material losses resulting from cash distribution during fiscal 2011, 2010 and 2009, but there is no assurance that we will not incur material losses in the future.

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

Risks Relating to Operating in South Africa and Other Foreign Markets

          Fluctuations in the value of the South African rand have had, and will continue to have, a significant impact on our reported results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect our stock price.

          The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the US dollar, and to a lesser extent, the euro, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The US dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. The ZAR was significantly weaker overall during 2009 than during 2011 and 2010, which negatively affected our reported 2009 results of operations when compared to 2011 and 2010. We provide detailed information about historical exchange rates in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Exchange Rate Information.”

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

          While South Africa has a highly developed financial and legal infrastructure, it also has high levels of crime and unemployment and there are significant differences in the level of economic and social development among its people, with large parts of the population, particularly in the rural areas, having limited access to adequate education, healthcare, housing and other basic services, including water and electricity. In addition, South Africa has a high prevalence of HIV/AIDS and tuberculosis. Government policies aimed at alleviating and redressing the disadvantages suffered by the majority of citizens under previous governments may increase our costs and reduce our profitability, all of which could negatively affect our business. These problems may prompt emigration of skilled workers, hinder investment into South Africa and impede economic growth. As a result, we may have difficulties attracting and retaining qualified employees.

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

          Although Net1 is a US corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2011, approximately 76% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; (iv) repatriate to South Africa profits of foreign operations; and (v) limit our business to utilize profits of one foreign business to finance operations of a different foreign business.

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

          In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. Although only approximately 12% percent of our workforce is unionized and we have not experienced any labor disruptions in recent years, such labor disruptions may occur in the future. In addition, developments in South African labor laws may increase our costs or alter our relationship with our employees and trade unions, which may have an adverse effect on us, our financial condition and our operations.

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

          We do not have a South African banking license and therefore we provide our wage payment solution through an arrangement with a third-party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our wage payment business without alternate means of access to a banking license

          The South African retail banking market is highly regulated, but the South African government has identified the need to service the unbanked market through the liberalization of the regulatory environment in order for retailers and non-banking service providers to innovate products and delivery channels for the unbanked market. However, under current law and regulations, a portion of our South African wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have entered into an agreement with Grindrod Bank Limited that enables us to implement our wage payment solution in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate our wage payment business unless we were able to obtain access to a banking license through alternate means.

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

          Our payment processing businesses are subject to substantial governmental regulation and may be adversely affected by liability under, or any future inability to comply with, existing or future regulations or requirements.

          Our payment processing activities are subject to extensive regulation. Compliance with the requirements under these various regulatory regimes may cause us to incur significant additional costs and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

          We may be subject to regulations regarding privacy, data use and/or security which could adversely affect our business.

          We are subject to regulations in a number of the countries in which we operate relating to the collection, use, retention, security and transfer of personally identifiable information about the people who use our products and services, in particular, personal financial and health information. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure, or perceived failure, by us to comply with any regulatory requirements or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, as noted above, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Risks Relating to our Common Stock

          Our stock price has been and may continue to be volatile.

          Our stock price has experienced recent significant volatility. During the 2011 fiscal year, our stock price ranged from a low of $8.24 to a high of $15.04. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	developments or the absence of developments in obtaining a contract from SASSA;
-	fluctuations in currency exchange rates, particularly the US dollar/ZAR exchange rate;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	announcements of acquisitions, disposals or impairments of intangible assets;
-	the timing of or delays in the commencement, implementation or completion of major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

          Approximately 40% of our outstanding common stock is owned by two shareholders. The interests of these shareholders may conflict with those of our other shareholders.

          There is a concentration of ownership of our outstanding common stock because approximately 40% of our outstanding common stock is owned by two shareholders. Based on its most recent SEC filing disclosing its ownership of our shares, International Value Advisers, LLC, or IVA, beneficially owned 25.4% of our outstanding common stock. In addition, investment entities affiliated with General Atlantic LLC owned 14.2% of our outstanding common stock. General Atlantic also has representation on our board of directors. The interests of IVA and General Atlantic may be different from or conflict with the interests of our other shareholders. As a result of the ownership by IVA and General Atlantic, as well as General Atlantic’s board seat, they will be able, if they act together, to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

          In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies, to expand into new markets and to make acquisitions, all of which may be dependent upon our ability to obtain financing through debt and equity or other means.

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

          Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2011, excluded the operations of KSNET. If we are not able to integrate KSNET’s operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

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

          The requirement to evaluate and report on our internal controls also applies to companies that we acquire. As a private company, KSNET was not required to comply with Sarbanes prior to the time we acquired it. The integration of KSNET into our internal control over financial reporting has required significant time and resources from our management and other personnel and may increase our compliance costs. Our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2011, excluded the operations of KSNET. If we fail to successfully integrate these operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

          While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, including with respect to KSNET’s operations, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

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

          It has been the policy of South African courts to award compensation for the loss or damage actually sustained by the person to whom the compensation is awarded. South African courts have awarded compensation to shareholders who have suffered damages as a result of a diminution in the value of their shares based on various actions by the corporation and its management. Although the award of punitive damages is generally unknown to the South African legal system, that does not mean that such awards are necessarily contrary to public policy. Whether a judgment was contrary to public policy depends on the facts of each case. Exorbitant, unconscionable, or excessive awards will generally be contrary to public policy. South African courts cannot enter into the merits of a foreign judgment and cannot act as a court of appeal or review over the foreign court. Further, if a foreign judgment is enforced by a South African court, it will be payable in South African currency. Also, under South Africa’s exchange control laws, the approval of SARB is required before a defendant resident in South Africa may pay money to a nonresident plaintiff in satisfaction of a foreign judgment enforced by a court in South Africa.

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

          There is no statutory, judicial or administrative authority that directly addresses the tax treatment of non-US holders that elected to receive units in a trust representing beneficial interests in one of our subsidiaries in connection with our 2004 acquisition of Aplitec. We believe these interests should be treated for United States federal income tax purposes as, and we did treat them as, separate and distinct interests in the subsidiary. As such, we and our affiliates did not withhold any amounts for US federal taxes in respect of any distributions paid on such interests. There is a risk, however, that these interests, together with the special convertible preferred stock, may be treated as representing a single direct equity interest in us for US federal income tax purposes. In such case, distributions received with respect to the interests in the subsidiary could be subject to US federal withholding tax, and we could be liable for failure to withhold such taxes in our capacity as withholding agent. In addition, our failure to collect and remit US federal withholding tax may also subject us to penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We lease our corporate headquarters facility which consists of 84,193 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, a 12,088 square foot manufacturing facility in Lazer Park, a 14,230 square foot manufacturing facility in Brakpan and 73 depot facilities. We also lease additional office space in Johannesburg, Pretoria, Cape Town and Durban, South Africa; Vienna, Austria; Seoul, Republic of Korea; Moscow, Russia; New York, New York; Dallas, Texas; Fredrick, Maryland; and New Delhi, India. These leases expire at various dates through the year 2011 and 2014, respectively.

          We own land and buildings in Ahnsung,Kyung-gi, Republic of Korea, which facility is used for the storage of business documents. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

          In 2009, we instituted a lawsuit against SASSA in the High Court, alleging that it unlawfully moved beneficiaries to SAPO in violation of our contract and the PFMA, seeking injunctive relief. In January 2010, the High Court ruled in our favor and directed SASSA to discontinue the registration of any beneficiaries with SAPO until a proper procurement process had been completed. SASSA appealed the High Court’s ruling to the South African Supreme Court of Appeal, which overturned the High Court’s judgment in March 2011. We applied for leave to appeal to the South African Constitutional Court, which was denied in June 2011. See also “1a. Risk Factors – We were unsuccessful in our lawsuit against SASSA challenging SASSA’s right to contract with SAPO to provide banking or payment services relating to social grant beneficiaries. If SASSA provides this business to SAPO rather than to us, the revenue and operating income we derive from our current SASSA contract could be substantially reduced, which could have a material adverse effect on us.”

          We also made application to the High Court for the review and setting aside of the decision to withdraw the previous SASSA tender and we are currently responding to SASSA’s answering affidavit, where after the parties will apply for a hearing date.

          There are no other material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information

          Our common stock is listed on The Nasdaq Global Select Market, or Nasdaq, in the United States under the symbol “UEPS” and on the JSE in South Africa under the symbol “NT1.” The Nasdaq is our principal market for the trading of our common stock.

          The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2009	$22.47	$12.36
Quarter ended December 31, 2009	$21.77	$17.11
Quarter ended March 31, 2010	$20.22	$16.50
Quarter ended June 30, 2010	$18.50	$13.14
Quarter ended September 30, 2010	$15.04	$10.72
Quarter ended December 31, 2010	$12.97	$10.35
Quarter ended March 31, 2011	$12.31	$8.24
Quarter ended June 30, 2011	$8.92	$7.29

          Our transfer agent in the United States is The Bank of New York Mellon, One Wall Street, New York, New York, 10286. According to the records of our transfer agent, as of August 11, 2011, there were 19 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 16th Floor, 11 Diagonal Street, Johannesburg, 2001, South Africa.

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

          Issuer Purchases of Equity Securities

          The table below presents information relating to purchases of our common stock during the fourth quarter of fiscal 2011:

			(c)	(d)
			Total number	Maximum
			of shares	dollar value
			purchased as	of shares that
		(b)	part of	may yet be
	(a)	Average price	publicly	purchased
	Total number	paid per	announced	under the
	of shares	share	plans or	plans or
Period	purchased	(US dollars)	programs	programs (1)
April 2011	-	-	-	100,000,000
May 2011	111,842	8.17	111,842	99,086,062
June 2011	13,550	8.02	13,550	98,977,410
Total	125,392		125,392

          (1) On February 5, 2010, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock from time to time in open market transactions. On May 5, 2010, we announced that our Board of Directors had increased this authorization to an aggregate of up to $100 million. The authorization has no expiration date.

          The table below presents our common stock purchased during fiscal 2011 per quarter:

Average price
	Total number	paid per
	of shares	share
Period	purchased	(US dollars)
First	-	-
Second	-	-
Third	-	-
Fourth	125,392	8.16
Total fiscal 2011	125,392	8.16

          Share performance graph

          The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2006, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2011 and 2010, and for the three years ended June 30, 2011 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2009, 2008 and 2007 and for the years ended June 30, 2008 and 2007, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented are prepared in accordance with US GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2011(1)	2010	2009	2008	2007
Revenue	$343,420	$280,364	$246,822	$254,056	$223,968
Cost of goods sold, IT processing, servicing and support	109,858	72,973	70,091	67,486	54,417
Selling, general and administrative(2)	119,692	80,854	64,833	65,362	61,625
Depreciation and amortization	34,671	19,348	17,082	10,822	11,050
Profit on sale of microlending business	-	-	455	-	-
Impairment losses(3)	41,771	37,378	1,836	-	-
Operating income	37,428	69,811	93,435	110,386	96,876
Foreign exchange gain related to short-term investment(4)	-	-	26,657	-	-
Interest income (expense), net	(1,018)	9,069	10,828	15,722	4,401
Income before income taxes	36,410	78,880	130,920	126,108	101,277
Income tax expense(5)	33,525	40,822	42,744	39,192	37,574
Income from continuing operations	2,647	38,990	86,601	86,695	63,679
Net income attributable to Net1	2,647	38,990	86,601	86,695	63,679
Income from continuing operations per share:
Basic	$0.06	$0.84	$1.53	$1.50	$1.12
Diluted	$0.06	$0.84	$1.53	$1.49	$1.11

(1) KSNET was acquired effective November 1, 2010, and our reported results for fiscal 2011 include KSNET revenues of $68.4 million, earnings before interest, tax and amortization of $18.2 million and a net loss of $4.1 million, after acquisition-related intangible assets amortization, deferred taxes related to acquisition-related intangible asset amortization and interest related to financing obtained to partially fund the acquisition.
(2) Selling, general and administrative expense includes a charge of $1.7 million (2011), $5.5 million (2010), $4.9 million (2009), $3.8 million (2008) and $0.6 million (2007), respectively, in respect of stock-based compensation.
(3) Customer relationships acquired in the acquisition of Net1 UTA were impaired in fiscal 2011. Goodwill related to the hardware, software and related technology sales segment was impaired during fiscal 2010, and goodwill related to the financial services segment was impaired during fiscal 2009.
(4) The foreign exchange gain related to a short-term investment in the form of an asset swap arrangement which matured during fiscal 2009.
(5) The fully-distributed tax rate for fiscal 2011, 2010 and 2009 was 34.55%, for fiscal 2008 it was 35.45% and for fiscal 2007 it was 36.89% . Our income tax expense for fiscal 2011 includes valuation allowances created related to our Net1 UTA business of $8.9 million and a reversal of $10.4 million related to the customer impairment loss. Our income tax expense for fiscal 2009 and 2008 includes the impact of the change in the fully-distributed rate during those fiscal years of approximately $3.5 million and $5.4 million, respectively.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2011	2010	2009	2008	2007
Cash flows provided by operating activities	$66,223	$68,683	$106,768	$118,760	$65,466
Cash flows used in investing activities	$323,685	$90,186	$107,856	$3,903	$91,540
Cash flows provided by (used in) financing activities .	$183,269	$(48,478)	$(40,248)	$2,864	$3,225
Operating income margin	11%	25%	38%	43%	43%

Consolidated Balance Sheet Data:
(in thousands)
	As of June 30,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$95,263	$153,742	$220,786	$272,475	$171,727
Total current assets before settlement assets	213,421	226,429	290,294	345,734	247,982
Goodwill (1)	209,570	76,346	116,197	76,938	85,871
Intangible assets (1)	119,856	68,347	75,890	22,216	31,609
Total assets	781,645	472,090	499,487	454,071	376,090
Total current liabilities before settlement obligations	104,396	57,927	77,809	76,503	54,698
Total long-term debt	111,776	4,343	4,185	3,766	4,100
Total Net1 equity	$323,006	$285,878	$373,217	$340,328	$281,073

(1) Refer to note 9 to our consolidated financial statements for discussion of the movement in our goodwill and intangible assets during fiscal 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with Item 6—“Selected Financial Data” and Item 8—“Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See Item 1A— “Risk Factors” and “Forward Looking Statements.”

Overview

          We provide payment solutions and transaction processing services across a wide range of industries and in various geographies.

          We have developed and market a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Our market-leading system enables the estimated four billion people who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our UEPS uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

          We also develop and provide secure transaction technology solutions and services, and offer transaction processing, financial and clinical risk management solutions to various industries. Our core competencies around secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies are principally applied to electronic commerce transactions in the telecommunications, banking, payroll, retail, health care, petroleum and utility industries.

          Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS technology, to over 3.2 million recipients in five of South Africa’s nine provinces, process debit and credit card payment transactions on behalf of retailers that we believe represent nearly 65% of retailers within the formal retail sector in South Africa through our EasyPay system, process value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party payroll payments in South Africa through our FIHRST service that processes monthly payments for approximately 1,250 employers representing over 850,000 employees. Our MediKredit service provides the majority of funders and providers of healthcare in South Africa with an on-line real-time management system for healthcare transactions. We perform a similar service in the United States through our XeoHealth subsidiary.

          During the second quarter of fiscal 2011, we acquired KSNET, for KRW 270 billion (approximately $241 million). KSNET is the second largest transaction processor by volume in Korea and offers card VAN, PG and banking VAN in that country. The acquisition of KSNET expands our international footprint as well as diversifies our revenue, earnings and product portfolio.

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

          We have found that we have greater revenue and profit opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the South African government and wages on behalf of employers on a fixed fee basis, but charge a fee on an ad valorem basis for goods and services purchased using our smart card. The revenue and costs associated with this approach are reflected in our smart card accounts, South African transaction-based activities and financial services segments. We have adopted a variation of this approach in Iraq, where we operate a UEPS system on an outsourced basis on behalf of a consortium consisting of the Iraqi government and local Iraqi banks, in return for transaction fees based on the volume and value of transactions processed through the system.

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

          Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 200,000 merchants and to card issuers in Korea through our value-added network. In the US, we earn transaction fees from our customers who utilize our VCPay™ technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card not present environment. The revenue and costs at KSNET and VCPay™, as well as those from our Iraqi contract, are reflected in our international transaction-based activities segment.

          We also generate fees from transaction processing for both funders and providers of healthcare in South Africa and from providing a third party payroll payments solution to South African companies. In both cases, the revenue and costs associated with these services are reflected in our South African transaction-based activities segment.

          Finally, we have entered into business partnerships or joint ventures to introduce our UEPS and VTU solutions to new markets such as Botswana, Namibia, Nigeria and Colombia. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use the UEPS in the specific territory, including the back-end system. We account for our equity investments using the equity method. When we equity-account these investments, we are required under US GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these equity-accounted investments during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third-party customers, as the case may be.

          We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Business Developments during Fiscal 2011

          South Africa

          SASSA contract

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

          We signed our current agreement with SASSA on August 24, 2010 which was retroactively effective to July 1, 2010. The contract was originally scheduled to expire on March 31, 2011, was extended to September 30, 2011 and has been further extended to March 31, 2012 on the same terms and conditions. In April 2011, SASSA publicly commenced a tender process for the award of new contracts. We are participating in the tender process and have submitted our proposal.

          See Item 1A—“Risk Factors” and Item 3—“Legal Proceedings” for more information and the risks associated with our SASSA contract, the recently initiated new tender process and for an update on litigation between us and SASSA.

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

          We have already deployed several EP Kiosks and we expect to sign additional agreements during fiscal 2012.

          South African transaction processors

          During fiscal 2011, our South African transaction processors were awarded various new business contracts to perform transaction processing including for a top five petroleum company, a medium-size retailer and four smaller-sized retailers, as well as to perform distribution of prepaid electricity for two large metropolitan areas. In addition, FIHRST continues to expand its client base and number and value of transactions processed.

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

          The acquisition of KSNET expands our international footprint as well as diversifies our revenue, earnings and product portfolio and provides an established base in Asia for further business development activities in the region.

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

          The African Continent and Iraq

          During fiscal 2011, NUETS recorded revenue from transaction fees and the delivery of UEPS-enabled smartcards under its contract with the government of Iraq. NUETS expects to generate ongoing revenues from transaction fees under the Iraqi contract during fiscal 2012. NUETS has entered the second phase of its initiative in Ghana and now generates recurring income in the form of hardware and software maintenance fees.

          NUETS continued to service its current customers on the African continent and in Iraq and continued its business development efforts, including responding to a number of tenders, in multiple new countries on the African continent during the year.

          During fiscal 2011, SmartSwitch Namibia generated incremental transaction fees from transactions conducted between Namibian merchants and UEPS-enabled smartcards. SmartSwitch Botswana generated transaction fees during fiscal 2011 from the payment of food voucher grants. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during fiscal 2012.

          SmartSwitch Namibia is no longer dependent on shareholder funding and commenced repayment of its shareholder loans and interest during fiscal 2011. The shareholders of SmartSwitch Botswana agreed to convert their loan funding to equity funding and waive all interest due. The net effect of the reversal of the interest and related foreign exchange effects are included in our results for fiscal 2011. We sold our entire interest in VinaPay during fiscal 2011.

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

          In late fiscal 2011, Net1 UTA’s management prepared an updated forecast for the remainder of calendar 2011 and for 2012 to determine the viability and sustainability of its operations. Based on this forecast we believe that it will take a number of years for Net1 UTA to return to profitability and that in the short term it will require additional funding. The Net1 UTA management has proposed and implemented a cost containment plan and operations in the CIS, including employee headcount, have been substantially reduced. As a result of the forecast provided, the anticipated short-term losses and the failure of Net1 UTA to generate revenues using its new transaction-based business model, we have determined to provide a valuation allowance of approximately $8.9 million for the full amount of deferred tax assets at Net1 UTA as of June 30, 2011.

          In July, 2011, Net1 UTA signed a contract with Banamex, a leading bank in Mexico and part of Citigroup, for the delivery of VCpay™. Banamex will offer VCpay™ to its customers as an application that can be downloaded to a mobile phone and linked to the customer’s credit and/or debit card accounts. VCpay™ allows consumers to securely generate an offline, one-time use MVC number for a specific limit or purchase amount on their mobile handsets to buy goods and services or perform bill payments in any card not present environment.

          Net1 Virtual Card

          We launched our VCPayTM offering in the United States during fiscal 2011. Our mobile phone-based virtual payment card application is designed to eliminate fraud in CNP transactions. We have teamed up with MetroPCS Communications, Inc., or MetroPCS, The Bancorp Bank, a wholly-owned subsidiary of The Bancorp, Inc., FSV Payment Systems and MoneyGram International to offer a comprehensive card issuing, processing and distribution network to wireless subscribers in the United States.

          MetroPCS offers our VCPayTM to its prepaid customers as an application that is pre-loaded on new Smartphones or can be downloaded on select existing devices. VCPayTM allows a subscriber to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any CNP environment. We believe that the VCPayTM application is the first mobile phone-based prepaid program with no requirement for the user to have a physical card or a bank account. Subscribers can load their prepaid virtual accounts with cash at any of MoneyGram and Green Dot’s 100,000 U.S. agent locations, which are located in most communities including many grocery, pharmacy and convenience store chains, or electronically via their bank accounts or via direct deposit.

          XeoHealth

          During fiscal 2011, XeoHealth intensified its marketing efforts in the United States of its RTA solutions for the end-to-end electronic processing of medical claims information. There has been significant interest from various participants in the United States healthcare industry in the solutions offered by XeoHealth for the current and newly mandated Health Insurance Portability and Accountability Act, electronic data interchange transactions and we will expect to conclude our first agreements for the provision of our technology during fiscal 2012.

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

          Segment results for fiscal 2010 and 2009 have not been restated due to the insignificance of the transaction processing activities of Net1 Virtual Card, and NUETS transaction processing activities for its initiative in Iraq. However, for comparative purposes in future periods, our reported results for fiscal 2011 include all legacy international transaction-processing activities from July 1, 2010 and include KSNET from November 1, 2010.

Operating Segments

         We analyze our business and operations in terms of five inter-related but independent operating segments: (1) South African transaction-based activities, (2) international transaction-based activities (3) smart card accounts, (4) financial services, and (5) hardware, software and related technology sales. Corporate and corporate office activities as well as any inter-segment eliminations are included in corporate/ eliminations. See Note 19 to our consolidated financial statements for further information about our operating segments.

          South African transaction-based activities

          The South African transaction-based activities operating segment consists primarily of (1) our South African social welfare payments distribution operations which we conduct through our subsidiary Cash Paymaster Services (Proprietary) Limited, or CPS, and (2) our South African transaction processors, which consist of EasyPay, MediKredit and FIHRST (collectively, “transaction processors”). CPS utilizes the UEPS technology to administer and distribute social welfare grants in five of South Africa’s nine provinces. Segment revenues include all fees that we earn from SASSA and participating retail merchants from recurring UEPS transactions that we process through our back-end system, such as the payment of social welfare grants, debit orders, payment of wages, point of sale spending, distribution of medicine, money transfers and prepayment of utility bills, prepayment of mobile phone airtime and transaction fees from customers of our transaction processors. The expenses associated with our social welfare payments activities are primarily variable expenses such as security and guarding expenses we incur to help insure the security of the cash we transport and the safety of our employees who transport the cash, banking fees we incur when we withdraw and redeposit cash, insurance and fixed expenses such as salaries and property rental. The expenses associated with our transaction processors’ operations are primarily variable expenses such as data communication and bank charges for switching transactions and fixed expenses such as salaries, depreciation of switch fixed assets and property rental.

          International transaction-based activities

          The international transaction-based activities operating segment consists primarily of (1) KSNET, (2) Net1 Virtual Card, and (3) NUETS’ transaction processing activities. Segment revenues include primarily transaction processing fees that we earn from our activities in Korea, the US and Iraq. The expenses associated with these activities are primarily variable expenses such as cash incentives to agents and merchants and data communication charges and our fixed expenses include primarily salaries, depreciation of switch fixed assets, insurance and property rental.

          We expect to allocate the activities of XeoHealth to this operating segment in fiscal 2012 if it achieves commercial viability. XeoHealth is expected to generate fees from adjudication and process services and its margin profile is expected to be similar to our other international transaction processors.

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

          Financial services

          Our financial services operating segment derives revenues from providing financial services to card holders through our smart card delivery channel. These financial services consist primarily of short-term loans and life insurance products. We provide the loans ourselves and generate revenue from the service fees charged on these loans. We sell life insurance products on behalf of registered underwriters and earn revenue through the commissions we receive on the sale of policies. The fees we earn for the collection of insurance policy premiums through our debit order system is included in the South African transaction-based activities operating segment. The fixed expenses associated with the financial services operating segment consist primarily of costs of administrative personnel and depreciation of computer equipment.

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
  customization of the UEPS software to suit local conditions, including UEPS management system, ATM integration and POS device integration;
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

         Included in our hardware, software and related technology sales segment are Net1 UTA, Net1 UETS, cryptographic solutions, chip and GSM licensing, and POS solutions. Net1 UTA is currently focusing on a transaction-based activities business model and we expect to allocate revenues and expenses associated with this business to our international transaction-based activities segment beginning in fiscal 2012.

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

          Deferred Taxation

          We estimate our tax liability through the calculations done for the determination of our current tax liability when tax returns are filed, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in future periods. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income, or additional paid in capital, as appropriate, in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2011, 2010, and 2009, we recorded increases to our valuation allowance of $19.5 million, $5.0 million, and $16.5 million, respectively.

          Stock-based Compensation

          Management is required to make estimates and assumptions related to our valuation and recording of stock-based compensation charges under current accounting standards. These standards require all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognize compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. No stock options were granted during fiscal 2010. During fiscal 2009, our assumptions regarding volatility changed significantly as a result of general economic conditions and trading prices of our customers and suppliers. Accordingly, the fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $1.7 million, $5.7 million and $5.0 million for fiscal 2011, 2010 and 2009, respectively. Net stock-based compensation expense for fiscal 2011, includes a reversal of $3.5 million related to a portion of the restricted stock granted in August 2007 that did not vest as the performance condition prescribed in the terms of the awards was not met.

          Intangible Assets Acquired Through Acquisitions

          The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2011, 2010 and 2009, where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

          The valuations were based on information available at the time of the acquisition and the expectations and assumptions that have been deemed reasonable by us. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual cash flows may vary from forecasts of future cash flows. To the extent actual cash flows vary, revisions to the useful life or impairment of intangible assets may be necessary. For instance, during fiscal 2011, we recognized an impairment loss of approximately $41.8 million related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008.

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

          The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the value of our business as a whole and allocate this value across our reporting units based on the weighted average of the returns of the reporting units.

          We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

          The results of our impairment tests during fiscal 2011 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment. During the fourth quarter of 2010 we determined that the carrying value of goodwill of the hardware, software and related technology sales segment reporting unit exceeded the fair value and, as a result, recorded an impairment loss of $37.4 million.

          Accounts Receivable and Provision for Doubtful Debts

          We maintain a provision for doubtful debts related to our hardware, software and related technology sales and international transaction-based activities segments as a result of sales or rental of hardware, support and maintenance services provided; or sale of licenses to customers; or the provision of transaction processing services to our customers. Our policy is to regularly review the aging of outstanding amounts due from customers and adjust the provision based on management’s estimate of the recoverability of the amounts outstanding. Management considers factors including period outstanding, creditworthiness of the customers, past payment history and the results of discussions by our credit department with the customer. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional provisions may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these receivables, including on-going evaluation of the creditworthiness of each customer.

          Research and Development

          Accounting standards require product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2011, 2010 or 2009, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

          Recent accounting pronouncements not yet adopted as of June 30, 2011

          Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2011, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2011	2010	2009
ZAR : $ average exchange rate	7.0286	7.6117	9.0484
Highest ZAR : $ rate during period	7.7809	8.3187	11.8506
Lowest ZAR : $ rate during period	6.4925	7.1731	7.1556
Rate at end of period	6.8449	7.6529	7.8821

          Translation exchange rates

          We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2011, 2010 and 2009, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

		Year ended
Table 2		June 30,
	2011	2010	2009
Income and expense items: $1 = ZAR	6.9962	7.6092	8.9397

Balance sheet items: $1 = ZAR	6.8449	7.6529	7.8821

Results of Operations

          The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with US GAAP. We analyze our results of operations both in US dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

          Fiscal 2011 results include MediKredit and FIHRST for the entire period and KSNET from November 1, 2010. Fiscal 2010 results include MediKredit and FIHRST from January 1, 2010 and March 31, 2010, respectively, and do not include KSNET. Fiscal 2009 results do not include KSNET, MediKredit or FIHRST. In addition, on March 1, 2009, we sold our traditional microlending business and therefore, our fiscal 2009 results include revenue and operating loss from this business for the first eight months of that year.

          Fiscal 2011 Compared to Fiscal 2010

          The following factors had an influence on our results of operations during fiscal 2011 as compared with the same period in the prior year:

  Impairment loss related to Net1 UTA customer relationships: We recorded an impairment loss of $41.8 million related to Net1 UTA’s customer relationships;
  SASSA price and volume reductions: Our current contract with SASSA has reduced our revenue and operating income as a result of price and volume reductions from our previous contract;
  Valuation allowances related to Net1 UTA deferred tax assets: During fiscal 2011, we created valuation allowance totaling $8.9 million related to Net1 UTA deferred tax assets;
  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 8% compared to the ZAR during fiscal 2011 compared to fiscal 2010 which has had a positive impact on our reported results;
  Increased revenue from KSNET at lower operating margins, before acquired intangible asset amortization, than our legacy business: Our KSNET acquisition in October 2010 positively impacted our revenue during fiscal 2011, however, because KSNET has an operating margin, before acquired intangible asset amortization, that is lower than our legacy businesses, it negatively impacted our operating margin. The inclusion of KSNET in our results has also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Increased transaction volumes at EasyPay: Our reported results were positively impacted by increased transaction volumes at EasyPay resulting from growth in value-added services and higher than expected activity at retailers during the Christmas season;
  Increased revenue from MediKredit and FIRHST at lower operating margins than other South African transaction- based activity business: Our MediKredit and FIHRST acquisitions positively impacted our revenue during fiscal 2011, however, because MediKredit generated an operating loss and FIHRST has operating margin that is lower than our other transaction-based activity businesses, they negatively impacted our operating margin. The inclusion of these businesses in our results has also contributed to the increase in selling, general and administration expense;
  Increased user adoption in Iraq: Our reported results were positively impacted by increased transaction revenues at NUETS from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Our hardware, software and related technology sales segment was adversely impacted by lower revenues from all contributors to this operating segment;
  Intangible asset amortization related to acquisitions: Our reported results for fiscal 2011, were adversely impacted by additional intangible asset amortization related to the acquisitions of KSNET, MediKredit and FIHRST;
  Lower interest income and increased interest expense resulting from KSNET acquisition: Our reported results were adversely impacted by lower interest income due to the payment of a portion of the KSNET purchase price in cash and increased interest expense due to the payment of a portion of the KSNET purchase price utilizing long-term debt and facility fees of approximately $2.0 million;
  Reversal of stock-based compensation charges: Our reported results were positively impacted by the reversal of stock-based compensation charge of $3.5 million (ZAR 24.5 million), primarily as a result of the forfeitures of a portion of the performance-based restricted stock granted in August 2007; and
  Transaction-related expenses included in selling, general and administration expense: During fiscal 2011, we incurred transaction-related expenses of $6.0 million, primarily for the acquisition of KSNET.

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Year ended June 30,
	2011	2010	%
	$ ’000	$ ’000	change
Revenue	343,420	280,364	22%
Cost of goods sold, IT processing, servicing and support	109,858	72,973	51%
Selling, general and administration	119,692	80,854	48%
Operating income before depreciation, amortization and impairment loss	113,870	126,537	(10)%
Depreciation and amortization	34,671	19,348	79%
Impairment loss	41,771	37,378	12%
Operating income	37,428	69,811	(46)%
Interest (expense) income, net	(1,018)	9,069	(111)%
Income before income taxes	36,410	78,880	(54)%
Income tax expense	33,525	40,822	(18)%
Net income before earnings (loss) from equity-accounted investments	2,885	38,058	(92)%
(Loss) Earnings from equity-accounted investments	(339)	93	(465)%
Net income	2,546	38,151	(93)%
Add: net loss attributable to non-controlling interest	(101)	(839)	(88)%
Net income attributable to us	2,647	38,990	(93)%

	In South African Rand
Table 4	(US GAAP)
	Year ended June 30,
	2011	2010
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,402,634	2,133,374	13%
Cost of goods sold, IT processing, servicing and support	768,589	555,274	38%
Selling, general and administration	837,389	615,243	36%
Operating income before depreciation, amortization and impairment loss	796,656	962,857	(17)%
Depreciation and amortization	242,565	147,225	65%
Impairment loss	292,238	284,420	3%
Operating income	261,853	531,212	(51)%
Interest (expense) income, net	(7,122)	69,009	(110)%
Income before income taxes	254,731	600,221	(58)%
Income tax expense	234,548	310,627	(24)%
Net income before earnings (loss) from equity-accounted investments	20,183	289,594	(93)%
(Loss) Earnings from equity-accounted investments	(2,372)	708	(435)%
Net income	17,811	290,302	(94)%
Add: net loss attributable to non-controlling interest	(707)	(6,384)	(89)%
Net income attributable to us	18,518	296,686	(94)%

          Analyzed in ZAR, the increase in revenue and cost of goods sold, IT processing, servicing and support for fiscal 2011 was primarily due to the inclusion of KSNET, FIHRST and MediKredit, an increase in the number of UEPS-based loans made and increased transaction volumes at EasyPay. This increase was partially offset by lower revenues from our SASSA contract, and fewer sales from our hardware, software and related technology sales segment.

          Included in fiscal 2011 selling, general and administration expense are transaction-related costs of $6.0 million (ZAR 42.3 million), primarily related to the KSNET acquisition. The increase in selling, general and administration expense was offset by a reversal of stock-based compensation charge of $3.5 million (ZAR 24.5 million), primarily as a result of forfeitures (based on failure to achieve the required vesting conditions) of a portion of performance-based restricted stock granted in August 2007. The net fiscal 2011 stock-based compensation charge was $1.7 million (ZAR 12.0 million), which is significantly lower than the fiscal 2010 charge of $5.7 million (ZAR 43.1 million). Fiscal 2010 selling, general and administration expenses include acquisition-related costs of $0.6 million (ZAR 4.7 million).

          Our operating income margin decreased to 11% from 25% resulting primarily from the impairment of intangibles, as well as from the price and volumes reductions under our SASSA contract. We discuss the components of the operating income margin in more detail under “—Results of operations by operating segment”.

          Our direct costs of maintaining a listing on Nasdaq and the JSE, as well as compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes, particularly Section 404 of Sarbanes, primarily includes independent directors’ fees, legal fees, fees paid to Nasdaq and the JSE, investor relations expenses, our compliance officer’s salary, fees paid to consultants who assist with Sarbanes compliance and fees paid to our independent accountants related to the audit and review process. This has resulted in expenditures of $3.2 million (ZAR 22.7 million) and $2.4 million (ZAR 17.9 million) during fiscal 2011 and 2010, respectively.

          In ZAR, depreciation and amortization increased during fiscal 2011 primarily as a result of intangible asset amortization related to the KSNET, MediKredit and FIHRST acquisitions. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

Table 5	Year ended June 30,
	2011	2010
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	21,692	14,138
South African transaction-based activities	5,702	4,205
International transaction-based activities	8,602	-
Hardware, software and related technology sales	7,388	9,933

Table 6	Year ended June 30,
	2011	2010
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	151,761	107,588
South African transaction-based activities	39,891	31,999
International transaction-based activities	60,181	-
Hardware, software and related technology sales	51,689	75,589

          During fiscal 2011, customer relationships acquired as part of the Net1 UTA acquisition in August 2008 were reviewed for impairment following deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows. As a consequence of this review, we have recognized an impairment loss of approximately $41.8 million related to the entire carrying value of customer relationships acquired. In addition, we have reversed the deferred tax liability of $10.4 million associated with this intangible asset.

          During fiscal 2010, we recognized an impairment loss of approximately $37.4 million on goodwill allocated to the hardware, software and related technology sales segment as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which were expected to impact future cash flows.

          Interest on surplus cash for fiscal 2011 decreased to $7.7 million (ZAR 53.4 million) from $10.1 million (ZAR 77.0 million) for fiscal 2010. The decrease resulted primarily from lower average daily ZAR cash balances during fiscal 2011 as a result of the payment of a portion of the KSNET purchase price in cash as well as lower deposit rates resulting from the decrease in the South African prime interest rate from an average of approximately 10.43% per annum for fiscal 2010 to 9.29% per annum for fiscal 2011.

          Fiscal 2011 interest expense increased to $8.7 million (ZAR 60.5 million) from $1.0 million (ZAR 8.0 million) for fiscal 2010 due to the incurrence of long-term debt to fund a portion of the KSNET purchase price. Interest expense includes amortized debt facility fees of $2.0 million (ZAR 13.7 million).

          Total tax expense for fiscal 2011 decreased to $33.5 million (ZAR 234.5 million) from $40.8 million (ZAR 310.6 million) in fiscal 2010. Deferred tax assets and liabilities are measured utilizing the enacted fully-distributed tax rate. Excluding the impact of reversal of the Net1 UTA customer relationships deferred tax liability and the Net1 UTA valuation allowances, our total tax expense decreased primarily due to lower taxable income resulting from the SASSA price and volume reductions and a decrease in overall profitability. As discussed above, our tax expense was reduced by the reversal of $10.4 million related to deferred tax liabilities related to impaired Net1 UTA customer relationships. Our tax expense increased due to valuation allowances of $8.9 million created related to Net1 UTA deferred tax assets. Our effective tax rate for fiscal 2011 was 92.08%, compared to 51.8% for fiscal 2010. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, including stock-based compensation charges, interest expenses related to our Korean debt facilities and acquisition-related expenses, and the Net1 UTA valuation allowance.

          Net1 loss from equity-accounted investments for fiscal 2011 were $0.3 million (ZAR 2.4 million) compared with earnings of $0.1 million (ZAR 0.7 million) during fiscal 2010. Net loss from equity-accounted investments for fiscal 2011 was primarily due to waiver of interest and related currency effects at SmartSwitch Botswana offset by an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana. VTU Colombia and VinaPay incurred losses during fiscal 2011 and 2010, respectively. VinaPay was sold in April 2011.

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Year ended June 30,
	2011	% of	2010	% of	%
Operating Segment	$’000	total	$’000	total	change
Consolidated revenue:
South African transaction-based activities	188,590	55%	191,362	68%	(1)%
International transaction-based activities	69,947	20%	-	-	nm
Smart card accounts	33,315	10%	31,971	11%	4%
Financial services	7,313	2%	4,023	1%	82%
Hardware, software and related technology sales	44,255	13%	53,008	20%	(17)%
Total consolidated revenue	343,420	100%	280,364	100%	22%
Consolidated operating income (loss):
South African transaction-based activities	74,642	199%	106,036	152%	(30)%
Operating income before amortization	80,344		110,241		(27)%
Amortization	(5,702)		(4,205)		36%
International transaction-based activities	1,707	5%	-		nm
Operating income before amortization	10,309		-		nm
Amortization	(8,602)		-		nm
Smart card accounts	15,140	40%	14,532	21%	4%
Financial services	5,658	15%	2,881	4%	96%
Hardware, software and related technology sales	(49,930)	(133)%	(42,524)	(61)%	17%
Operating income before amortization and impairment of intangibles	(771)		4,787		(116)%
Amortization and impairment of intangibles	(49,159)		(47,311)		4%
Corporate/eliminations	(9,789)	(26)%	(11,114)	(16)%	(12)%
Total consolidated operating income	37,428	100%	69,811	100%	(46)%

Table 8	In South African Rand (US GAAP)
	Year ended June 30,
	2011		2010
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
South African transaction-based activities	1,319,413	55%	1,456,131	68%	(9)%
International transaction-based activities	489,363	20%			nm
Smart card accounts	233,078	10%	243,277	11%	(4)%
Financial services	51,163	2%	30,612	1%	67%
Hardware, software and related technology sales	309,617	13%	403,354	20%	(23)%
Total consolidated revenue	2,402,634	100%	2,133,374	100%	13%
Consolidated operating income (loss):
South African transaction-based activities	522,210	199%	806,860	152%	(35)%
Operating income before amortization	562,101		838,859		(33)%
Amortization	(39,891)		(31,999)		25%
International transaction-based activities	11,943	5%			nm
Operating income before amortization	72,124		-		nm
Amortization	(60,181)		-		nm
Smart card accounts	105,922	40%	110,578	21%	(4)%
Financial services	39,584	15%	21,922	4%	81%
Hardware, software and related technology sales	(349,320)	(133)%	(323,578)	(61)%	8%
Operating income before amortization and impairment of goodwill	(5,393)		36,431		(115)%
Amortization and impairment of goodwill	(343,927)		(360,009)		(4)%
Corporate/eliminations	(68,486)	(21)%	(84,570)	(16)%	(19)%
Total consolidated operating income	261,853	100%	531,212	100%	(51)%

               South African transaction-based activities

          In ZAR, the decreases in revenue were primarily due to the new SASSA contract at lower economics, which was partially offset by increased transaction volumes at EasyPay and the inclusion of MediKredit and FIHRST.

          Revenues for South African transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our South African transaction-based activities decreased to 40% from 55% a year ago. The decrease was primarily due to the lower revenues generated under our SASSA contract, additional intangible asset amortization related to the acquisition of MediKredit and FIHRST and lower margins in our recently-acquired transaction processing operations compared with legacy South African transaction-based activities.

               Pension and welfare operations:

          Our revenue and operating income related to our pension and welfare operations were negatively impacted by our new contract discussed under “—Business Developments during Fiscal 2011—South Africa—SASSA contract.” Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and for us as a whole.

               South African transaction processors:

          The table below presents the total volume and value processed during fiscal 2011 and 2010 by our transaction processors:

Table 9
Transaction	Total volume (‘000)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2011	2010	2011	2010	2011	2010
EasyPay	707,622	655,176	23,574,378	18,904,176	164,931,066	143,847,549
MediKredit	9,805	5,411	513,503	227,881	3,592,572	1,734,015
FIHRST	21,954	5,260	9,792,178	1,858,590	68,508,034	14,142,572

          Our results for fiscal 2011 include intangible asset amortization related to our MediKredit and FIHRST acquisitions but exclude RMT’s intangible assets which were fully amortized during fiscal 2010. Fiscal 2010 includes amortization related to the RMT intangible assets for three quarters, MediKredit intangible assets for two quarters and FIHRST’s intangible assets for one quarter.

               Continued adoption of our merchant acquiring system:

          The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the South African provinces where we distribute social welfare grants are summarized in the table below.

          The increase in the number of POS devices since June 30, 2010, is due to increased rental or purchase of POS devices by current merchants requesting additional equipment and new merchants joining our UEPS merchant acquiring system. The decrease in the number of participating UEPS retail locations is due to us cancelling contracts due to non-payment by the merchants. Under our normal credit control procedures we regularly scrutinize and review long outstanding debtors accounts, and after all efforts have been exhausted, we cancel our relationship with these defaulting merchants. The cancellation of these contracts has not, and should not, have a significant impact on our results of operations and as demonstrated by the key statistics below, we believe that our merchant acquiring system is functioning optimally.

Table 10	Three months ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
	2010	2010	2010	2010	2011	2011

Total POS devices installed as of period end	4,700	4,794	4,772	4,823	4,835	4,921

Number of participating UEPS retail locations as of period end	2,552	2,513	2,511	2,562	2,541	2,482

Value of transactions processed through POS devices during the quarter (1) (in $ ’000)	397,141	388,277	399,637	393,691	411,233	446,068

Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in $ ’000)	381,993	402,294	395,479	394,924	401,723	444,750

Value of transactions processed through POS devices during the quarter (1) (in ZAR ’000)	2,992,828	2,935,543	2,940,416	2,728,101	2,920,454	3,037,006

Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in ZAR ’000)	2,878,675	3,041,514	2,909,818	2,736,648	2,852,913	3,028,036

Number of grants paid through POS devices during the quarter (1)	4,370,553	4,618,013	4,819,458	4,580,255	4,804,540	4,850,146

Number of grants paid through POS devices during the completed pay cycles for the quarter (2)	4,699,620	4,741,737	4,710,596	4,599,893	4,739,062	4,839,106

Average number of grants processed per terminal during the quarter (1)	933	973	1,008	955	995	994

Average number of grants processed per terminal during the completed pay cycles for the quarter (2)	1,003	999	985	959	981	992

(1) Refers to events occurring during the quarter (i.e., based on three calendar months).
(2) Refers to events occurring during the completed pay cycle.

               International transaction-based activities

          KSNET currently contributes the majority of our revenues in this operating segment. Operating margin for the segment is lower than our legacy South African transaction-based businesses and was negatively impacted by start-up expenditures related to our Virtual Card launch in the United States, but partially offset by improving profitability of NUETS’ initiative in Iraq. Operating income margin for fiscal 2011 was 2%.

          Our results for fiscal 2011 include the intangible asset amortization related to our KSNET acquisition from November 1, 2010.

               Smart card accounts

          Operating income margin from providing smart card accounts was constant at 45% for each of fiscal 2011 and 2010.

          In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of beneficiaries serviced through our SASSA contract. A total number of 3,561,105 smart card-based accounts were active at June 30, 2011, compared to 3,532,620 active accounts as at June 30, 2010.

               Financial services

          Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to elderly pensioners in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no allowance is required.

          Operating income margin for the financial services segment increased to 77% from 72%.

               Hardware, software and related technology sales

          The following table presents our revenue and operating income during fiscal 2011 and 2010:

Table 11	Year ended June 30,
	2011	2010
	$’000	$’000
Revenue	44,255	53,008
Hardware, software and related technology sales excluding Net1 UTA	33,790	40,707
Net1 UTA	10,465	12,301

Operating (loss) income before amortization of intangible assets and impairment of intangibles	(771)	4,787

Operating income	(49,930)	(42,524)
Hardware, software and related technology sales excluding Net1 UTA	1,147	6,332
Net1 UTA	(51,077)	(48,856)
Net1 UTA excluding impairment of intangibles and amortization of acquisition related intangible assets	(2,570)	(2,144)
Impairment of intangibles	(41,771)	(37,378)
Amortization of acquisition related intangible assets	(6,736)	(9,334)

Table 12	Year ended June 30,
	2011	2010
	ZAR ’000	ZAR ’000
Revenue	309,617	403,354
Hardware, software and related technology sales excluding Net1 UTA	236,402	309,752
Net1 UTA	73,215	93,602

Operating (loss) income before amortization of intangible assets and impairment of intangibles	(5,393)	36,431

Operating income	(349,320)	(323,578)
Hardware, software and related technology sales excluding Net1 UTA	8,024	48,181
Net1 UTA	(357,344)	(371,759)
Net1 UTA excluding impairment of intangibles and amortization of acquisition related intangible assets	(17,980)	(16,314)
Impairment of intangibles	(292,238)	(284,420)
Amortization of acquisition related intangible assets	(47,126)	(71,025)

          In ZAR, the decrease in revenue and operating income was primarily due to lower revenues by all major contributors to this operating segment as a result of challenging trading conditions. Net1 UTA has failed to retain and expand hardware and software sales to its existing customer base and certain of our South African businesses have been impacted by increased competition. UETS was impacted by significantly lower hardware sales, primarily terminals and cards, as these sales are generally made on an ad hoc basis. The majority of these sales occur within the first two years after the commencement of a project, such as in Ghana and Iraq.

          Revenue and operating income for fiscal 2011 comprised:

  software development and customization, and sales of smart cards related to our Ghana and Iraq contracts;

  sales of licenses, smart cards and terminals to Net1 UTA clients , mainly in Russia and Uzbekistan;

  sales of SIM cards to customers;

  sales of cryptographic solutions to customers;

  rental of terminals to merchants participating in our merchant acquiring system; and

  repairs and maintenance services to customers.

          During fiscal 2011, customer relationships of $41.8 million acquired as part of the Net1 UTA acquisition was impaired. During fiscal 2010, we recognized a goodwill impairment loss of approximately $37.4 million (ZAR 284.4 million) as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which were expected to impact future cash flows.

          Amortization of Prism intangible assets during fiscal 2011 and 2010, respectively, was approximately $0.7 million (ZAR 4.6 million) and $0.6 million (ZAR 4.6 million) and reduced our operating income.

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

               Corporate/ Eliminations

          The decrease in our corporate expenses resulted primarily from the reversal of stock-based compensation charges of $3.5 million (ZAR 24.5 million), primarily as a result of forfeitures (based on failure to achieve the required vesting conditions) of performance-based restricted stock issued in August 2007. These reductions were offset by higher corporate head office-related expenditure, including the effects of inflation in South Africa, and transaction related expenditures of $6.0 million (ZAR 42.3 million), primarily related to the acquisition of KSNET.

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
  Fiscal 2010 goodwill impairment losses: During fiscal 2010, we recognized a goodwill impairment loss of $37.4 million (ZAR 284.4 million); and
  Non-recurring fiscal 2009 items: During fiscal 2009, we recognized a foreign exchange gain of $26.7 million (ZAR 238.3 million) resulting from an asset swap arrangement and recognized a profit on the sale of our traditional microlending business of $0.5 million (ZAR 4.1 million).

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 13	(US GAAP)
	Year ended June 30,
	2010	2009	%
	$ ’000	$ ’000	change
Revenue	280,364	246,822	14%
Cost of goods sold, IT processing, servicing and support	72,973	70,091	4%
Selling, general and administration	80,854	64,833	25%
Operating income before depreciation, amortization and impairment of goodwill	126,537	111,898	13%
Depreciation and amortization	19,348	17,082	13%
Profit on sale of microlending business	-	(455)	nm
Impairment of goodwill	37,378	1,836	nm
Operating income	69,811	93,435	(25)%
Foreign exchange gain related to short-term investment	-	26,657	nm
Interest income, net	9,069	10,828	(16)%
Income before income taxes	78,880	130,920	(40)%
Income tax expense	40,822	42,744	(5)%
Net income before earnings (loss) from equity-accounted investments	38,058	88,176	(57)%
Earnings (Loss) from equity-accounted investments	93	(874)	nm
Net income	38,151	87,302	(56)%
(Add) Less: net (loss) income attributable to non-controlling interest	(839)	701	nm
Net income attributable to us	38,990	86,601	(55)%

	In South African Rand
Table 14	(US GAAP)
	Year ended June 30,
	2010	2009
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,133,374	2,206,512	(3)%
Cost of goods sold, IT processing, servicing and support	555,274	626,592	(11)%
Selling, general and administration	615,243	579,587	6%
Operating income before depreciation, amortization and impairment of goodwill	962,857	1,000,333	(4)%
Depreciation and amortization	147,225	152,708	(4)%
Profit on sale of microlending business	-	(4,068)	nm
Impairment of goodwill	284,420	16,413	nm
Operating income	531,212	835,280	(36)%
Foreign exchange gain related to short-term investment	-	238,306	nm
Interest income, net	69,009	96,799	(29)%
Income before income taxes	600,221	1,170,385	(49)%
Income tax expense	310,627	382,118	(19)%
Net income before earnings (loss) from equity-accounted investments.	289,594	788,267	(63)%
Earnings (Loss) from equity-accounted investments	708	(7,813)	nm
Net income	290,302	780,454	(63)%
(Add) Less: net (loss) income attributable to non-controlling interest	(6,384)	6,267	nm
Net income attributable to us	296,686	774,187	(62)%

          Analyzed in ZAR, the decrease in revenue and cost of goods sold, IT processing, servicing and support for fiscal 2010 was primarily due to lower revenues in our hardware, software and related technology sales segment. This decrease was offset by an increase in South African transaction-based activities which resulted primarily from increased volumes at EasyPay and the inclusion of MediKredit and FIHRST operations for a portion of the year.

          Our operating income margin decreased to 25% from 38% resulting primarily from the impairment of goodwill. The other contributors to operating income varied from fiscal 2010 compared with fiscal 2009 as presented in tables 7 and 8 below. Operating income contributions, based on operating margin, from our South African transaction-based activities and smart card accounts segments were comparable; however, our financial services segment contributed more and our hardware, software and related technology sales segment contributed less during fiscal 2010 compared with fiscal 2009. We discuss the components of the operating income margin in more detail under “—Results of operations by operating segment”.

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

          In ZAR, depreciation and amortization decreased during fiscal 2010 primarily as a result of lower Prism intangible asset amortization, offset by the intangible asset amortization related to the Net1 UTA, RMT, MediKredit and FIHRST acquisitions. The intangible asset amortization and deferred tax effects related to our various acquisitions are summarized in the tables below:

Table 15	Year ended June 30,
	2010	2009
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	14,138	12,387
South African transaction-based activities	4,205	1,895
Hardware, software and related technology	9,933	10,492

Table 16	Year ended June 30,
	2010	2009
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	107,588	110,734
South African transaction-based activities	31,999	16,938
Hardware, software and related technology	75,589	93,796

          During the fourth quarter of fiscal 2010, we recognized an impairment loss of approximately $37.4 million on goodwill allocated to the hardware, software and related technology sales segment as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which were expected to impact future cash flows. With regards to the latter, through the end of the third quarter of fiscal 2010, we expected to sign our first agreement that reflects the transformed business model for Net1 UTA during the fourth quarter of fiscal 2010. However, it subsequently became clear to us that this project had been delayed due to key executive management changes at our target customer.

          During fiscal 2009, we sold our traditional microlending business and recognized a profit of approximately $0.5 million (ZAR 4.1 million) and impaired goodwill of $1.8 million (ZAR 16.4 million).

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

          Total tax expense for fiscal 2010 was $40.8 million (ZAR 310.6 million) compared with $42.7 million (ZAR 382.1 million) during the same period in the prior fiscal year. Deferred tax assets and liabilities are measured utilizing the enacted fully-distributed tax rate. Accordingly, a reduction in the fully-distributed tax rate from 35.45% to 34.55% results in lower deferred tax assets and liabilities and the net change of $3.5 million (ZAR 26.5 million) is included in our income tax expense for fiscal 2009. Our total tax expense decreased primarily due to the foreign exchange gain discussed above. Our effective tax rate for fiscal 2010 was 51.8%, compared to 32.7% for fiscal 2009. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, including the goodwill impairment described above, stock-based compensation charges and non-deductible acquisition-related expenses during fiscal 2010.

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

               Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 17	In United States Dollars (US GAAP)
	Year ended June 30,
	2010	% of	2009	% of	%
Operating Segment	$ ’000	total	$’000	total	change
Consolidated revenue:
South African transaction-based activities	191,362	68%	148,399	60%	29%
Smart card accounts	31,971	11%	29,576	12%	8%
Financial services	4,023	1%	5,430	2%	(26)%
Hardware, software and related technology sales	53,008	20%	63,417	26%	(16)%
Total consolidated revenue	280,364	100%	246,822	100%	14%
Consolidated operating income (loss):
South African transaction-based activities	106,036	152%	83,509	89%	27%
Operating income before amortization	110,241		85,404		29%
Amortization	(4,205)		(1,895)		122%
Smart card accounts	14,532	21%	13,442	14%	8%
Financial services	2,881	4%	(34)	-%	nm
Operating income before profit on sale of microlending business and impairment of goodwill	2,881		1,347		nm
Profit on sale of microlending business and impairment of goodwill	-		(1,381)		nm
Hardware, software and related technology sales	(42,524)	(61)%	5,498	6%	nm
Operating income before amortization and impairment of goodwill	4,787		15,990		(70)%
Amortization and impairment of goodwill	(47,311)		(10,492)		nm
Corporate/eliminations	(11,114)	(16)%	(8,980)	(9)%	24%
Total consolidated operating income	69,811	100%	93,435	100%	(25)%

Table 18	In South African Rand (US GAAP)
	Year ended June 30,
	2010		2009
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
South African transaction-based activities	1,456,131	68%	1,326,641	60%	10%
Smart card accounts	243,277	11%	264,400	12%	(8)%
Financial services	30,612	1%	48,543	2%	(37)%
Hardware, software and related technology sales	403,354	20%	566,928	26%	(29)%
Total consolidated revenue	2,133,374	100%	2,206,512	100%	(3)%
Consolidated operating income (loss):
South African transaction-based activities	806,860	152%	746,545	89%	8%
Operating income before amortization	838,859		763,483		10%
Amortization	(31,999)		(16,938)		89%
Smart card accounts	110,578	21%	120,167	14%	()%8
Financial services	21,922	4%	(304)	-%	Nm
Operating income before profit on sale of microlending business and impairment of goodwill	21,922		12,041		Nm
Profit on sale of microlending business and impairment of goodwill	-		(12,345)		Nm
Hardware, software and related technology sales	(323,578)	(61)%	49,150	6%	Nm
Operating income before amortization and impairment of goodwill	36,431		142,946		(75)%
Amortization and impairment of goodwill	(360,009)		(93,796)		Nm
Corporate/eliminations	(84,570)	(16)%	(80,278)	(9)%	5%
Total consolidated operating income	531,212	100%	835,280	100%	(36)%

               South African transaction-based activities

          In ZAR, the increases in revenue were primarily due to our MediKredit and FIHRST acquisitions and increased transaction volumes at EasyPay and Iraq. We discuss these factors in more detail below.

          Revenues for South African transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

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

Table 19
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

               Continued adoption of our merchant acquiring system:

          Refer to discussion under “—Fiscal 2011 compared to fiscal 2010—Results of operations by operating segment—South African transaction-based activities—Continued adoption of our merchant acquiring system.”

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

               Hardware, software and related technology sales

          Operating results include Net1 UTA for fiscal 2010 and from September 1, 2008, for fiscal 2009. The following table presents our revenue and operating income during fiscal 2010 and 2009:

Table 20	Year ended June 30,
	2010	2009
	$ ’000	$ ’000
Revenue	53,008	63,417
Hardware, software and related technology sales excluding Net1 UTA	40,707	43,857
Net1 UTA	12,301	19,560

Operating income before amortization of intangible assets and goodwill impairment	4,787	15,990

Operating income	(42,524)	5,498
Hardware, software and related technology sales excluding Net1 UTA	6,332	8,474
Net1 UTA	(48,856)	(2,976)
Net1 UTA excluding impairment of goodwill and amortization of acquisition related intangible assets	(2,144)	4,508
Impairment of goodwill	(37,378)	-
Amortization of acquisition related intangible assets	(9,334)	(7,484)

Table 21	Year ended June 30,
	2010	2009
	ZAR ’000	ZAR ’000
Revenue	403,354	566,928
Hardware, software and related technology sales excluding Net1 UTA	309,752	392,068
Net1 UTA	93,602	174,860

Operating income before amortization of intangible assets and goodwill impairment	36,431	142,946

Operating income	(323,578)	49,150
Hardware, software and related technology sales excluding Net1 UTA	48,181	75,755
Net1 UTA	(371,759)	(26,605)
Net1 UTA excluding impairment of goodwill and amortization of acquisition related intangible assets	(16,314)	40,300
Impairment of goodwill	(284,420)	-
Amortization of acquisition related intangible assets	(71,025)	(66,905)

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

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At June 30, 2011, our cash balances were $95.3 million, which comprised mainly ZAR-denominated balances of ZAR 493.2 million ($72.1 million), KRW-denominated balances of KRW 13.6 billion ($12.6 million) and US dollar-denominated balances of $9.9 million and other currency deposits, primarily euro, of $0.7 million. The decrease in our cash balances from June 30, 2010, is primarily as a result of the payment of approximately $124.3 million to fund a portion of the KSNET purchase price and the Secondary Taxation on Companies, or STC, of $14.7 million incurred related to dividends paid from South Africa to the United States in connection with the KSNET transaction. We currently believe that our cash and credit facilities described below are sufficient to fund our current operations for at least the next four quarters.

          We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets. We have invested surplus cash in Korea in short-term investment accounts at Korean banking institutions. In addition, we are required to invest the interest payable under our Korean debt facilities due in the next six months in an interest reserve account in Korea.

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

          We have short-term credit facilities in South Africa of approximately ZAR 250 million ($36.5 million) which remained fully undrawn as of June 30, 2011.

          As of June 30, 2011, we had outstanding indebtedness of 130.5 billion KRW (approximately $120.1 million based on June 30, 2011 exchange rates) under credit facilities with a group of Korean banks (the “Facilities Agreement”). The loans bear interest at the Korean CD rate in effect from time to time (3.00% as of June 30, 2011) plus a margin of 4.10% . Semi-annual principal payments of approximately $7.5 million (based on June 30, 2010 exchange rates) are due commencing in October 2011, with final maturity scheduled for October 2015. The loans are secured by substantially all of KSNET’s assets, a pledge by our subsidiary, Net1 Korea, of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, us or any of our subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

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

          In addition, as a transaction processor, and in certain instances as a claims adjudicator, we receive cash from:

          •      health care plans which we disburse to health care service providers once we have adjudicated claims;

          •      customers on whose behalf we processes off payroll payments that we will disburse to customer employees, payroll-related payees and other payees designated by the customer; and

          •      credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet in Korea which are our customers and on whose behalf we process the transactions between various parties and settle the funds from the credit card companies to our merchant customers.

          These funds do not represent cash that is available to us and we present these funds, and the associated liability, outside of our current assets and liabilities on our consolidated balance sheet. Movements in these cash balances are presented in investing activities and movements in the obligations are presented in financing activities in our consolidated statement of cash flows.

          Cash flows from operating activities

          Cash flows from operating activities for fiscal 2011 decreased to $66.2 million (ZAR 463.4 million) from $68.7 million (ZAR 522.1 million) for fiscal 2010. Our net cash from operating activities decreased primarily due to the SASSA price and volume reductions which were effective July 1, 2010. During fiscal 2011, we paid interest under the Facilities Agreement of $4.1 million.

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

          During fiscal 2011, we made a first provisional payment of $16.6 million (ZAR 113.7 million), a second provisional payment of $12.3 million (ZAR 84.0 million) related to our 2011 tax year in South Africa and paid STC of $15.2 million (ZAR 106.5 million) related to cross-border intercompany dividends paid. We made an additional second provisional tax payment of $1.8 million (ZAR 12.7 million) related to our 2010 tax year in South Africa. We also paid taxes totaling $2.6 million in other tax jurisdictions, primarily Korea.

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

          Taxes paid during fiscal 2011 and 2010 were as follows:

Table 22	Year ended June 30,
	2011	2010	2011	2010
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	16,565	17,788	113,708	133,522
Second provisional payments	12,331	20,309	84,019	155,769
Third provisional payments	335	239	2,296	1,789
Taxation paid related to prior years	1,774	3,996	12,716	30,119
Taxation refunds received	(213)	(241)	(1,577)	(1,913)
Secondary taxation on companies	15,216	12,052	106,500	92,215
Total South African taxes paid	46,008	54,143	317,662	411,501
Foreign taxes paid, primarily Korea	2,622	-	18,098	-
Total tax paid	48,630	54,143	335,760	411,501

          Cash flows from investing activities

          During fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET.

          Cash used in investing activities for fiscal 2011 includes capital expenditure of $15.1 million (ZAR 105.6 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project, the acquisition of POS devices to service our merchant acquiring system, the replacement of computer and electronic hardware and the replacement of motor vehicles.

          SmartSwitch Namibia commenced repayment of loans provided by its shareholders during fiscal 2011 and cash flows from investing activities for fiscal 2011, includes principal repayments of $0.5 million. In July 2010, we provided additional loan funding to VTU Colombia of approximately $0.4 million.

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

          Cash flows from financing activities

          During fiscal 2011, we incurred $116.4 million of long-term debt to fund a portion of the KSNET purchase price and paid facility fees of $3.1 million. We also paid approximately $0.6 million for the remaining 19.9% of Net1 UTA during fiscal 2011 and acquired 125,392 shares of our common stock for $1.0 million.

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

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          Capital expenditures for the years ended June 30, 2011, 2010 and 2009 were as follows:

Table 23	Year ended June 30,
				2011	2010	2009
	2011	2010	2009	ZAR	ZAR	ZAR
Operating Segment	$’000	$’000	$’000	’000	’000	’000

South African transaction-based activities	2,423	2,177	3,161	16,952	16,565	28,258
International transaction-based activities	12,113	-	-	84,745	-	-
Smart card accounts	-	-	-	-	-	-
Financial services	400	302	751	2,798	2,298	6,714
Hardware, software and related technology sales .	117	251	858	819	1,910	7,670
Corporate / Eliminations	-	-	-	-	-	-
Consolidated total	15,053	2,730	4,770	105,314	20,773	42,642

          We operate in an environment where the payment of social welfare grants requires substantial capital investment to establish an operational infrastructure when a contract commences. Further capital investment is required when the number of beneficiaries increases to the point where the maximum capacity of the original infrastructure is exceeded.

          Our capital expenditures for fiscal 2011, 2010 and 2009, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

          All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of June 30, 2011, of $0.4 million related mainly to computer equipment ordered in order to maintain and expand activities. We anticipate that capital spending for the first quarter of fiscal 2012 will relate primarily to ongoing replacement of equipment used to administer and distribute social welfare grants, provide a switching service through EasyPay and expand our operations in Korea. We expect to fund these expenditures through internally generated funds.

Contractual Obligations

          The following table sets forth our contractual obligations as of June 30, 2011:

Table 24	Payments due by Period, as of June 30, 2011(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	$151,002	$23,205	$43,201	$79,990	$4,606
Operating lease obligations	5,979	3,392	2,587	-	-
Purchase obligations	1,881	1,881	-	-	-
Other long-term obligations	1,272	-	-	-	1,272
Total	$160,134	$28,478	$45,788	$79,990	$5,878

(A)

- Includes $118.0 million of loans under the Facilities Agreement discussed under “—Liquidity and capital resources” and includes interest payable under the Facilities Agreement at the rate applicable as of June 30, 2011.

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of June 30, 2011, and 2010, our outstanding foreign exchange contracts were as follows:

          As of June 30, 2011

          None.

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our Facilities Agreement bears interest at the Korean CD rate plus 4.10% . As interest rates, and specifically the Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the Korean CD rate, will not adversely affect our results of operations and financial condition. As of June 30, 2011, the Korean CD rate was 3.00% .

          The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2011, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of June 30, 2011, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2011
Table 25			Estimated
annual
expected
	Annual		interest charge
	expected	Hypothetical	after change in
	interest	change in	Korean CD
	charge	Korean CD	rate
	($ ’000)	rate	($ ’000)
Interest on Facilities Agreement	8,588	1%	9,798
		(1)%	7,379

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

          Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 22% of the issued share capital of Finbond Group Limited which are exchange-traded equity securities. The fair value of these securities as of June 30, 2011, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

          The following table summarizes our exchange-traded equity securities with equity price risk as of June 30, 2011. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of June 30, 2011, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of June 30, 2011
Table 26
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities .	8,161	10%	8,977	0.25%
		(10)%	7,345	(0.25)%

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

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

          Internal Control over Financial Reporting

          Internal control over financial reporting is a process designed by, or under the supervision, of the company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

          Management’s Report on Internal Control Over Financial Reporting

          Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011. As permitted by the rules of the SEC, management has excluded KSNET from its evaluation for the year ended June 30, 2011, the year of acquisition. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, excluding KSNET. As of June 30, 2011, KSNET’s total assets represented approximately 42% of our consolidated total assets and approximately 46% of consolidated total current assets. Its total revenues constituted approximately 20% of our consolidated revenue and its operating income constituted approximately 5% of our consolidated operating income for the year ended June 30, 2011.

          Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As stated above, management has excluded KSNET from its evaluation of the effectiveness of internal control over financial reporting for the year ended June 30, 2011, the year of acquisition but continues to evaluate KSNET’s internal control over financial reporting. See Item 1A—“Risk Factors—Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, especially over companies that we may acquire, could have a material adverse effect on our business and stock price. Our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting as of June 30, 2011, excluded the operations of KSNET. If we are not able to integrate KSNET’s operations into our internal control over financial reporting, our internal control over financial reporting may not be effective” for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

          We have audited the internal controls over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at KSNET Incorporated (“KSNET”), which was acquired on October 29, 2010. As of June 30, 2011, KSNET’s combined total assets represented approximately 42% of consolidated total assets, approximately 46% of consolidated total current assets and the total revenues constituted approximately 20% of consolidated revenue and the operating income constituted approximately 5% of consolidated operating income for the year ended June 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at KSNET. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2011 of the Company and our report dated August 25, 2011, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Per PJ Smit
Partner
August 25, 2011

National Executive: GG Gelink Chief Executive     AE Swiegers Chief Operating Officer     GM Pinnock Audit
DL Kennedy Risk Advisory     NB Kader Tax & Legal Services     L Geeringh Consulting     L Bam Corporate Finance
JK Mazzocco Human Resources     CR Beukman Finance     TJ Brown Clients & Markets     NT Mtoba Chairman of the
Board     MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2011 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2011 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2011 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2011 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2011 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through F-51.

          2. Financial Statement Schedules

          Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

10.1	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004

10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004

10.3	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005

10.4	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.		S-4/A	10.8	April 21, 2004

10.5	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards		S-4/A	10.10	April 21, 2004

10.6	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited		S-1	10.18	May 26, 2005

10.7	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited		S-1/A	10.16	July 19, 2005

10.8	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited		S-1	10.19	May 26, 2005

10.9	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited		S-1/A	10.19	July 19, 2005

10.10	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited		S-1/A	10.20	July 19, 2005

10.11	Banking Facility between Nedbank Limited and Net 1 Applied Technologies South Africa Limited dated as of April 30, 2010		10-K	10.13	August 26, 2010

10.12*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 28, 2009

10.13*	Form of Restricted Stock Agreement (employees)		10-K	10.40	August 29, 2007

10.14*	Form of Stock Option Agreement, under Amended and Restated Stock Incentive Plan		10-Q	10.48	November 6, 2008

10.15*	Form of Restricted Stock Agreement (non- employee directors)	X

10.16	Share Purchase Agreement, dated as of September 14, 2010, by and among Net 1 UEPS Technologies, Inc., Payment Services Asia LLC and H&Q NPS Van Investment, Ltd.		8-K	2.1	September 17, 2010

10.17	Senior Facilities Agreement dated October 29, 2010, between Net 1 Applied Technologies Korea, as borrower, Hana Daetoo Securities Co., Ltd., as mandated lead arranger, Shinhan Bank and Woori Bank, as co-arrangers, the financial institutions listed therein as original lenders and Hana Bank, as agent and security agent		8-K	10.51	November 3, 2010

10.18†	Service Level Agreement, dated as of August 24, 2010, between the South African Social Security Agency and Cash Paymaster Services (Pty) Limited		10-Q	10.52	November 9, 2010

10.19	Employment agreement dated September 17, 2010 between KSNET, Inc. and Phil-Hyun Oh	X

12	Statement of Ratio of Earnings to Fixed Charges	X

14	Amended and Restated Code of Ethics		8-K	14	August 27, 2009

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

____________________
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

Date: August 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer and Chairman of the Board	August 25, 2011
/s/ Serge C.P. Belamant	and Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 25, 2011
/s/ Herman Gideon Kotzé	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotzé

/s/ Antony Charles Ball	Director	August 25, 2011
Antony Charles Ball

/s/ Christopher Stefan Seabrooke	Director	August 25, 2011
Christopher Stefan Seabrooke

/s/ Alasdair Jonathan Kemsley Pein	Director	August 25, 2011
Alasdair Jonathan Kemsley Pein

/s/ Paul Edwards	Director	August 25, 2011
Paul Edwards

/s/ Tom Tinsley	Director	August 25, 2011
Tom Tinsley

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

          We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in equity, comprehensive income and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Per PJ Smit
Partner
August 25, 2011

National Executive: GG Gelink Chief Executive     AE Swiegers Chief Operating Officer     GM Pinnock Audit
DL Kennedy Risk Advisory     NB Kader Tax & Legal Services     L Geeringh Consulting     L Bam Corporate Finance
JK Mazzocco Human Resources     CR Beukman Finance     TJ Brown Clients & Markets     NT Mtoba Chairman of the
Board     MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2011 and 2010

	2011	2010
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,263	$153,742
Pre-funded social welfare grants receivable (Note 4)	4,579	6,660
Accounts receivable, net (Note 5)	82,780	41,854
Finance loans receivable, net	8,141	4,221
Deferred expenditure on smart cards	51	-
Inventory (Note 6)	6,725	3,622
Deferred income taxes (Note 16)	15,882	16,330
Total current assets before settlement assets	213,421	226,429
Settlement assets	186,668	83,661
Total current assets	400,089	310,090
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	35,807	7,286
EQUITY-ACCOUNTED INVESTMENTS (Note 7)	1,860	2,598
GOODWILL (Note 9)	209,570	76,346
INTANGIBLE ASSETS, net (Note 9)	119,856	68,347
OTHER LONG-TERM ASSETS, including available for sale securities (Note 7)	14,463	7,423
TOTAL ASSETS	781,645	472,090
LIABILITIES
CURRENT LIABILITIES
Accounts payable	11,360	3,596
Other payables (Note 10)	71,265	50,855
Current portion of long-term borrowings (Note 12)	15,062	-
Income taxes payable	6,709	3,476
Total current liabilities before settlement obligations	104,396	57,927
Settlement obligations	186,668	83,661
Total current liabilities	291,064	141,588
DEFERRED INCOME TAXES (Note 16)	52,785	38,858
LONG-TERM BORROWINGS (Note 12)	110,504	-
OTHER LONG-TERM LIABILITIES, including non-controlling interest loans	1,272	4,343
TOTAL LIABILITIES	455,625	184,789
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY
COMMON STOCK (Note 13)
Authorized shares: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2011: 45,152,805; 2010: 45,378,397	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: 2011: -; 2010: -	-	-
ADDITIONAL PAID-IN CAPITAL	136,430	133,543
TREASURY SHARES, AT COST: 2011: 13,274,434; 2010: 13,149,042 (Note 13)	(174,694)	(173,671)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(33,779)	(66,396)
RETAINED EARNINGS	394,990	392,343
TOTAL NET1 EQUITY	323,006	285,878
NON-CONTROLLING INTEREST	3,014	1,423
TOTAL EQUITY	326,020	287,301
TOTAL LIABILITIES AND EQUITY	$781,645	$472,090

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)

REVENUE (Note 14)	$343,420	$280,364	$246,822
Sale of goods	30,130	36,228	47,003
Loan-based interest and fees received	7,276	4,214	5,659
Services rendered	306,014	239,922	194,160

EXPENSE
Cost of goods sold, IT processing, servicing and support	109,858	72,973	70,091

Selling, general and administration	119,692	80,854	64,833

Depreciation and amortization	34,671	19,348	17,082

PROFIT ON SALE OF MICROLENDING BUSINESS	-	-	455

IMPAIRMENT LOSSES (Note 9)	41,771	37,378	1,836

OPERATING INCOME	37,428	69,811	93,435

FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM INVESTMENT (Note 22)	-	-	26,657

INTEREST (EXPENSE) INCOME, net	(1,018)	9,069	10,828

INCOME BEFORE INCOME TAXES	36,410	78,880	130,920

INCOME TAX EXPENSE (Note 16)	33,525	40,822	42,744

NET INCOME BEFORE EARNINGS (LOSS) FROM EQUITY- ACCOUNTED INVESTMENTS	2,885	38,058	88,176

EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS (Note 7)	(339)	93	(874)

NET INCOME	2,546	38,151	87,302

(ADD) LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(101)	(839)	701

NET INCOME ATTRIBUTABLE TO NET1	$2,647	$38,990	$86,601

Net income per share (Note 17)

Basic earnings attributable to Net1 shareholders in $	0.06	0.84	1.53
Diluted earnings attributable to Net1 shareholders in $	0.06	0.84	1.53

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
						Special convertible		B Class
	Common stock					preferred stock		Preference Shares
			Number										Non-
			of		Additional							Total	control-
	Number		Treasury	Treasury	Paid-In	Number		Number		Retained		Net1	ling
	of Shares	Amount	Shares	Shares	Capital	of Shares	Amount	of Shares	Amount	Earnings	AOC(L)I	Equity	Interests	Total

Balance – July 1, 2008	53,423,552	$52	(306,269)	$(7,950)	$119,283	4,882,429	$5	35,975,818	$6	$266,752	$(37,820)	$340,328	$-	$340,328
Options exercised	84,414	1			253							254		254
Restricted stock granted	3,474											-		-
Stock granted pursuant to Net1 UTA acquisition	40,134	-			981							981		981
Settlement of loan note consideration for stock issued in accordance with Plan					20							20		20
Loan note consideration for stock issued in accordance with Plan					(3)							(3)		(3)
Conversion from special convertible preferred stock to common stock and cession of B class preference shares and B class loans to Net 1 as a result of trigger events	4,882,429	6			4	(4,882,429)	(5)	(35,975,818)	(6)			(1)		(1)
Stock-based compensation charge					5,239							5,239		5,239
Reversal of stock-based compensation charge					(213)							(213)		(213)
Treasury shares acquired			(3,621,247)	(40,687)								(40,687)		(40,687)
Income tax benefits from stock awards sold by employees					1,350							1,350		1,350
Net1 UTA non- controlling interest acquired													1,838	1,838
Comprehensive income, net of taxes:
Net income										86,601		86,601	701	87,302
Other comprehensive (loss):
Net unrealized loss on available for sale investment											(1,611)	(1,611)		(1,611)
Movement in foreign currency translation reserve											(19,041)	(19,041)		(19,041)
Balance – June 30, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	-	$-	-	$-	$353,353	$(58,472)	$373,217	$2,539	$375,756

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
			Number of		Additional				Non-
	Number of		Treasury	Treasury	Paid-In	Retained		Total Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	AOC(L)I	Equity	Interests	Total

Balance – July 1, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	$353,353	$(58,472)	$373,217	$2,539	$375,756

Options exercised	83,338	-			303			303		303

Restricted stock granted	10,098							-		-

Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan					417			417		417

Stock-based compensation charge					5,670			5,670		5,670

Treasury shares acquired (Note 13)			(9,221,526)	(125,034)				(125,034)		(125,034)

Income tax benefits from stock awards sold by employees					239			239		239

Comprehensive income (loss), net of taxes:
Net income (loss)						38,990		38,990	(839)	38,151
Other comprehensive (loss):
Net unrealized loss on available for sale investment							(684)	(684)		(684)
Movement in foreign currency translation reserve							(7,240)	(7,240)	(277)	(7,517)

Balance – June 30, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
			Number of		Additional				Non-
	Number of		Treasury	Treasury	Paid-In	Retained		Total Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	AOC(L)I	Equity	Interests	Total

Balance – July 1, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301

Restricted stock granted	156,956							-		-

Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan					20			20		20

Stock-based compensation charge					5,212			5,212		5,212

Reversal of stock-based compensation charge	(257,156)				(3,492)			(3,492)		(3,492)

Treasury shares acquired (Note 13)			(125,392)	(1,023)				(1,023)		(1,023)

Utilization of income tax benefits from stock awards sold by employees					(68)			(68)		(68)

Acquisition of KSNET (note 3)								-	3,097	3,097

Acquisition of 19.90% non-controlling interest (note 3)					1,215		(290)	925	(1,809)	(884)

Comprehensive income (loss), net of taxes:
Net income (loss)						2,647		2,647	(101)	2,546
Other comprehensive income (loss):
Net unrealized loss on available for sale investment							(691)	(691)		(691)
Movement in foreign currency translation reserve							33,598	33,598	404	34,002

Balance – June 30, 2011	58,427,239	$59	(13,274,434)	$(174,694)	$136,430	$394,990	$(33,779)	$323,006	$3,014	$326,020

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
		(In thousands)

Net income	$2,647	$38,990	$86,601

Other comprehensive income (loss):
Net unrealized loss on asset available for sale	(691)	(684)	(1,611)
Movement in foreign currency translation reserve	33,598	(7,240)	(19,041)
Total other comprehensive income (loss)	32,907	(7,924)	(20,652)

Comprehensive income	35,554	31,066	65,949
(Add) Less comprehensive (loss) income attributable to non- controlling interest	(303)	1,116	(701)
Comprehensive income attributable to Net1	$35,857	$29,950	$66,650

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
		(In thousands)
Cash flows from operating activities
Net income	$2,546	$38,151	$87,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,671	19,348	17,082
Impairment of intangible asset	41,771	-	-
Impairment of goodwill	-	37,378	1,836
Loss (Earnings) from equity-accounted investments	339	(93)	874
Fair value adjustment	728	78	(4,402)
Interest payable	2,487	301	425
Facility fee amortized	1,958	-	1,100
(Profit) Loss on disposal of property, plant and equipment	(5)	69	85
Profit on disposal of VinaPay (2011) and Moneyline business (2009)	(14)	-	(455)
Stock compensation charge, net of forfeitures	1,720	5,670	5,026
Decrease (Increase) in accounts receivable, pre-funded social welfare
grants receivable and finance loans receivable	(3,568)	4,666	14,639
Decrease in deferred expenditure on smart cards	-	8	50
Decrease (Increase) in inventory	289	3,867	(81)
Decrease in accounts payable and other payables	(1,041)	(27,138)	(8,788)
Decrease in taxes payable	(1,800)	(7,582)	(3,339)
Decrease in deferred taxes	(13,858)	(6,040)	(4,586)
Net cash provided by operating activities	66,223	68,683	106,768
Cash flows from investing activities
Capital expenditures	(15,053)	(2,730)	(4,770)
Proceeds from disposal of property, plant and equipment	76	106	159
Acquisition of KSNET, net of cash acquired (Note 3)	(230,225)	-	-
Acquisition of MediKredit, FIHRST and RMT, net of cash acquired (Note 3)	-	(10,319)	(1,381)
Acquisition of Net1 UTA, net of cash acquired (Note 3)	-	-	(97,992)
Acquisition of available-for-sale securities	-	-	(3,422)
Proceeds from disposal of VinaPay	150	-	-
Acquisition of and advance of loans to equity-accounted investments	(375)	-	(450)
Repayment of loan by equity-accounted investment	475	-	-
Other investing activities	35	-	-
Net change in settlement assets	(78,768)	(77,243)	-
Net cash used in investing activities	(323,685)	(90,186)	(107,856)
Cash flows from financing activities
Proceeds from issue of common stock	-	720	271
Loan portion related to options	20	-	-
Acquisition of treasury stock (Note 13)	(1,023)	(126,304)	(39,412)
Long-term borrowings obtained (Note 12)	116,353	-	-
Proceeds from short-term loan facility (Note 11)	-	-	110,000
Repayment of short-term loan facility (Note 11)	-	-	(110,000)
Payment of facility fee (Note 12)	(3,088)	-	(1,100)
Repayment of short-term borrowings	(6,705)	-	-
Proceeds from bank overdraft	-	-	2,843
Repayment of bank overdraft	(462)	(137)	(2,850)
Acquisition of remaining 19.9% of Net1 UTA	(594)	-	-
Net change in settlement obligations	78,768	77,243	-
Net cash provided by (used in) financing activities	183,269	(48,478)	(40,248)
Effect of exchange rate changes on cash	15,714	2,937	(10,353)
Net decrease in cash and cash equivalents	(58,479)	(67,044)	(51,689)
Cash and cash equivalents – beginning of year	153,742	220,786	272,475
Cash and cash equivalents at end of year	$95,263	$153,742	$220,786

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          Description of Business

          Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides payment solutions and transaction processing services across a wide range of industries and in various geographies. It has developed and markets a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing, financial and clinical risk management solutions to various industries. The Company’s technology is widely used in South Africa today, where it distributes pension and welfare payments to over 3.2 million recipients in five of South Africa’s nine provinces, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa and provides mobile telephone top-up transactions for the major South African mobile carriers. The Company also processes third-party payroll payments for employees through its FIHRST system and provides funders and providers of healthcare with an on-line real-time management system for healthcare transactions through its MediKredit service. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added services (“VAN”) in Korea.

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

          The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2011 and 2010.

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Property, plant and equipment (continued)

          The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in income.

          Leasehold improvement costs

          Costs incurred in the adaptation of leased properties to serve the requirements of the Company are capitalized and amortized over the shorter of the estimated useful life of the asset and the remaining term of the lease.

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

          The tax rate in South Africa varies depending on whether income is distributed. During the years ended June 30, 2011, 2010 and 2009, the income tax rate was 28%, but upon distribution an additional tax (“STC”) of 10% was due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measures its income taxes and deferred income taxes for the year ended June 30, 2011, 2010 and 2009 using a combined rate of 34.55% ..

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
for the years ended June 30, 2011, 2010 and 2009
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

          Intangible assets

          Intangible assets are shown at cost less accumulated amortization. Intangible assets are amortized over the following useful lives:

Customer relationships	1 to 15 years
Software and unpatented technology	3 to 5 years
FTS patent	10 years
Exclusive licenses	7 years
Trademarks	3 to 20 years
Customer databases	3 years

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
for the years ended June 30, 2011, 2010 and 2009
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

          The Company’s principal revenue streams and their respective accounting treatments are discussed below:

               Fees

                    Pension and welfare and South African participating merchants

          The Company provides a state welfare benefit distribution service to governmental agencies in South Africa. Fees are computed based on the number of beneficiaries included in the government payfile. Fee income received for these services is recognized in the statement of operations when distributions have been made to the beneficiaries.

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

                    Card VAN, banking VAN and payment gateway

          Card VAN services consist of services relating to authorization of credit card transactions including transmission of transaction details (“authorization service”), and collection of receipts associated with the credit card transactions (“collection service”). With its authorization service, the Company connects credit card companies with merchants online when a customer uses his/her credit card via terminals installed at merchants’ sites and the Company’s central processing server for approval of credit card transactions. Immediately after approval of credit card transactions, the Company transmits details of the transactions to credit card companies online for processing payments. Collection service captures the transaction data and gathers receipts as documented evidence and provides them to credit card companies upon request. The Company earns service fees based on the number of transactions processed for credit card companies when services are rendered in accordance with the contracts entered into between credit card companies and the Company. The Company bills for its service charges to credit card companies each month. Each service could be provided either individually or collectively, based on terms of contracts.

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Revenue recognition (continued)

               Fees (continued)

                    Card VAN, banking VAN and payment gateway (continued)

          For multiple-element arrangements, the Company has identified two deliverables. The first deliverable is the authorization service, and the second deliverable is the collection service. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

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

                    Other fees

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Revenue recognition (continued)

               Contract variations fees

          The Company records additional revenue from variations to contracts for the provision of state welfare benefits, if:

  there is persuasive evidence of an agreement; and
  collectability is reasonably assured; and
  all material terms and conditions of the agreement have been adhered to.

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
for the years ended June 30, 2011, 2010 and 2009
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

          Research and development expenditure

          Research and development expenditures is charged to net income in the period in which it is incurred. During the years ended June 30, 2011, 2010 and 2009, the Company incurred research and development expenditures of $5.7 million, $7.6 million and $8.9 million, respectively.

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
for the years ended June 30, 2011, 2010 and 2009
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

          Stock-based compensation

          Stock-based compensation represents the cost related to stock-based awards granted. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. In respect of awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting. The expense is recorded in the statement of operations and classified based on the recipients’ respective functions.

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

          On July 1, 2010, the Company adopted the new Financial Accounting Standards Board (“FASB”) guidance on the consolidation of variable interest entities. This guidance changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to such involvement. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent accounting pronouncements adopted (continued)

          On July 1, 2010, the Company adopted the new FASB guidance issued on the accounting for transfers of financial assets. This guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognizing financial assets, and requires additional disclosures. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

          On July 1, 2010, the Company adopted the new FASB guidance on revenue recognition in multiple-deliverable revenue arrangements. The guidance amended the existing guidance on allocating consideration received between the elements in a multiple-deliverable arrangement and established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The guidance replaced the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity specific assumptions rather than the assumptions of a market place participant. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated using the relative selling price method. It also significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements for the periods presented.

          On July 1, 2010, the Company adopted the new FASB guidance which amended the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that the company adopts the amended guidance for arrangements with multiple deliverables described in the preceding paragraph. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements for the periods presented.

          On July 1, 2010, the Company adopted new FASB guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. This guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements for the periods presented.

          On January 1, 2011, the Company adopted new FASB guidance related to disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance has impacted the presentation of the Company’s pro forma information for the business combination disclosed in note 3.

          In December 2010, the FASB issued guidance regarding Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt the authoritative guidance on July 1, 2011 and is currently assessing the impact on its consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent accounting pronouncements not yet adopted as of June 30, 2011

          In May 2011, the FASB issued guidance regarding fair value measurement amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The guidance improves the comparability of fair value measurements presented and disclosed in accordance with GAAP and IFRSs by changing the wording used to describe many of the requirements in GAAP for measuring fair value and disclosure of information. The amendments to this guidance provide explanations on how to measure fair value but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s equity; and disclosures requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. We do not expect this guidance to have a significant impact on the Company’s consolidated financial statements.

          In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to the guidance requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities' financial statement regardless of the method of presentation for comprehensive income. The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. The Company currently presents its comprehensive income in a single continuous statement of comprehensive income and therefore the adoption of this guidance will not impact its presentation of comprehensive income.

3.      ACQUISITIONS

          2011 acquisitions

               98.73% of KSNET Inc. (“KSNET”)

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

          Most of KSNET’s revenue is derived from the provision of payment processing services to approximately 200,000 merchants and to card issuers in Korea through its VAN. KSNET has a diverse product offering and the Company believes it is the only total payments solutions provider offering card VAN, PG and banking VAN services in Korea, which differentiates KSNET from other Korean payment solution providers and allows it to cross-sell its products across its customer base.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

          2011 acquisitions (continued)

               98.73% of KSNET Inc. (“KSNET”) (continued)

          The following table sets forth the preliminary allocation of the purchase price:

Cash and cash equivalents	$10,507
Accounts receivable, net	28,748
Inventory	2,788
Current deferred tax assets	911
Settlement assets	13,164
Long-term receivable	288
Property, plant and equipment, net	24,052
Goodwill (Note 9)	120,139
Intangible assets, net (Note 9)	102,829
Other long-term assets	6,324
Trade payables	(9,643)
Other payables	(14,093)
Income taxes payable	(3,363)
Settlement obligations	(13,164)
Long-term deferred income tax liabilities (Note 16)	(24,459)
Other long-term liabilities	(1,199)
Total net assets of KSNET attributable to shareholders, including goodwill	243,829
Less attributable to non-controlling interest	(3,097)
Total purchase price	$240,732

          The preliminary purchase price allocation is based on management estimates as of June 30, 2011, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before September 30, 2011.

          The Company incurred transaction-related expenditures of $5.6 million, respectively, during the year ended June 30, 2011, related to this acquisition and expects to incur some additional expenses during the three months ending September 30, 2011. The Company is currently unable to quantify the amount of these additional expenditures.

          The results of KSNET’s operations are reflected in the Company’s financial statements from November 1, 2010. The following unaudited pro forma revenue, net income and per share information has been prepared as if the acquisition of KSNET had occurred on July 1, 2009:

	Unaudited
	Year ended
	June 30,
	2011	2010

Revenue	$375,336	$342,521
Net income	3,261	22,109

Earnings per share – basic in United States dollars	0.07	0.48
Earnings per share – diluted in United States dollars	$0.07	$0.48

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

          2011 acquisitions (continued)

               98.73% of KSNET Inc. (“KSNET”) (continued)

          The unaudited pro forma financial information presented above includes the business combination accounting and other effects from the acquisition including (1) amortization expense related to acquired intangibles and the related deferred tax; (2) the loss of interest income, net of taxation, as a result of funding a portion of the purchase price in cash; (3) an increase in interest expense resulting from the long-term borrowing obtained to fund a portion of the purchase price and (4) an adjustment to exclude all applicable transaction-related costs recognized in the Company’s consolidated statements of operations for the year ended June 30, 2010. The unaudited pro forma net income and per share information presented above does not include any cost savings or other synergies that may result from the acquisition.

          The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on these dates.

          Since the closing of the acquisition, KSNET has contributed revenue of $68.4 million and a net loss, including transaction-related interest and intangible assets amortization related to assets acquired, net of deferred taxes, of $4.1 million.

               19.9% of Net1 Universal Electronic Technologies (Austria) AG, formerly BGS Smartcard Systems AG (“Net1 UTA”)

          On December 23, 2010, the Company acquired the remaining 19.9% of the issued share capital of Net 1 Universal Technologies (Austria) AG (“Net1 UTA”) for $0.6 million in cash. The Company now owns 100% of Net1 UTA. The transaction was accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the non-controlling interest was adjusted to reflect the change in ownership interest in Net1 UTA. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $0.9 million, was recognized in equity attributable to Net1.

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3. ACQUISITIONS (continued)

          2010 Acquisitions (continued)

               FIHRST Management Services (Proprietary) Limited business and related software (collectively “FIHRST”) (continued)

          The FIHRST acquisition provides the Company with access to employees of FIHRST’s customers which the Company believes will provide it with the opportunity to market its range of transaction processing products and financial services, including bill payments, insurance products, prepaid utilities and third-party payments to these employees. The Company will have the potential to promote its wage payment initiative by offering the employees of FIHRST customers its banking solutions through the Company’s relationship with Grindrod Bank. Finally, the Company and FIHRST operate on different IT platforms, which will result in additional resources with complementary IT skills. The Company may also realize IT-related cost synergies in areas such as disaster recovery and computer maintenance and support.

          The preliminary purchase price allocation of the MediKredit and FIHRST acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, are provided in the table below:

	MediKredit	FIHRST	Total
Cash and cash equivalents	$9,005	$77	$9,082
Accounts receivable, net	2,940	640	3,580
Property, plant and equipment	1,290	106	1,396
Intangible assets (see Note 9)	6,070	7,983	14,053
Trade and other payables	(9,931)	(337)	(10,268)
Deferred tax assets	2,718	436	3,154
Deferred tax liabilities (see Note 16)	(2,097)	(623)	(2,720)
Goodwill (see Note 9)	-	1,187	1,187
Total purchase price	$9,995	$9,469	$19,464

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

               Net1 UTA

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

          2009 Acquisitions (continued)

               Net1 UTA (continued)

          The following table sets forth the allocation of the purchase price:

Cash and cash equivalents	$6,283
Accounts receivable, net	3,218
Inventory	740
Property, plant and equipment	350
Intangible assets (see Note 9)	68,859
Trade and other payables	(7,181)
Other long-term liabilities	(631)
Deferred tax assets	10,657
Deferred tax liabilities (see Note 16)	(17,214)
Minority interests	(1,838)
Goodwill (see Note 9)	44,171
Total purchase price	$107,414

               RMT Systems (Pty) Limited (“RMT”)

          During the fourth quarter of fiscal 2009, the Company acquired all the stock of RMT, a South African private company, for a total consideration of $1.4 million in cash. RMT Systems sells prepaid electricity in the greater Cape Town area in South Africa. The Company has integrated this offering into its EasyPay switching offering. The balance sheet, statement of operations and cash flows of RMT are not significant to the Company.

4.      PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2011 payment service commenced during the last four days of June 2011 and was offered at merchant locations only.

5.      ACCOUNTS RECEIVABLE, net

	2011	2010
Accounts receivable, trade, net	$42,197	$31,593
Accounts receivable, trade, gross	42,925	32,400
Allowance for doubtful accounts receivable, end of year	728	807
Allowance for doubtful accounts receivable, beginning of year re-measured at year end rates	902	407
Allowance reversed to statement of operations, re-measured at year end rates	(47)	-
Allowance acquired in acquisitions, re-measured at year end rates	190	75
Allowance charged to statement of operations, re-measured at year end rates	364	640
Amount utilized, re-measured at year end rates	(681)	(315)
Prepaid establishment costs related to Grindrod opportunity	175	385
Other receivables	40,408	9,876
Total accounts receivable, net	$82,780	$41,854

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.      ACCOUNTS RECEIVABLE, net (continued)

          Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due by customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. The allowances for credit losses acquired in the KSNET transactions are presented in the tables above, stated at exchange rates prevailing at June 30, 2011.

          The Company has a co-operation agreement with Grindrod Bank Limited (“Grindrod”) for the establishment of a retail banking division within Grindrod that will focus on deploying its wage payment solution in South Africa.

          Cash payments to agents in Korea are amortized over the contract period with the agent. As of June 30, 2011, other receivables includes approximately $16.8 million related to these prepayments.

6.      INVENTORY

          The Company’s inventory comprised the following categories as of June 30, 2011 and 2010.

	2011	2010

Raw materials	$24	$75
Finished goods	6,701	3,547
	$6,725	$3,622

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Fair value of financial instruments (continued)

               Risk management (continued)

                    Currency exchange risk (continued)

          The Company’s outstanding foreign exchange contracts are as follows: As of June 30, 2011 None.

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Fair value of financial instruments (continued)

               Risk management (continued)

                    Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. On March 1, 2009, the Company acquired approximately 22% of the issued share capital of Finbond Group Limited (“Finbond”), which are exchange-traded equity securities. The fair value of these securities as of June 30, 2011, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound. The market price of these securities may fluctuate for a variety of reasons, consequently, the amount the Company may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

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
for the years ended June 30, 2011, 2010 and 2009
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

          The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of June 30, 2011, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 according to the fair value hierarchy:

Quoted
Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in common stock (available for sale assets included in
OTHER LONG-TERM ASSETS)	-	$275	$8,161	$8,436
Total assets at fair value	-	$275	$8,161	$8,436

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Financial instruments (continued)

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 according to the fair value hierarchy:

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis (continued)

          The Company owns 50% of the ordinary shares in, and loans extended to, each of SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”) and SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”). The Company has determined that each of these entities is a VIE, as the loan to the entity represents a variable interest but that in each case, the Company is not the primary beneficiary. Therefore, the Company has not consolidated these entities and has accounted for these investments using the equity method. The interest earned by the Company on the loans to each of the entities has been eliminated. The Company also owns a 37.50% interest in the issued and outstanding ordinary share capital of VTU De Colombia S.A. (“VTU Colombia”). In February 2010, the Company’s investment in VTU Colombia was diluted from 50% to 37.50% due to the admission of a new independent shareholder. In addition, VTU Colombia admitted another new independent shareholder in April 2011 which has resulting in a dilution of the Company’s investment to approximately 20%. The funds received from these new shareholders by VTU Colombia were used to fund its continuing operations.

          The Company sold its 30% interest in the issued and outstanding ordinary share capital of Vietnam Payment Technologies Joint Stock Company (“VinaPay”) in April 2011. The Company received gross proceeds of approximately $0.15 million and recognized a profit on sale of this investment of approximately $0.02 million.

          During the year ended June 30, 2011, SmartSwitch Namibia commenced repaying its outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in our consolidated balance sheet as of June 30, 2011, and reduce this balance. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in our consolidated statement of cash flows for the year ended June 30, 2011.

          During the year ended June 30, 2011, SmartSwitch Botswana capitalized all shareholder loan funding provided and shareholders agreed to waive all interest on these loans. The net effect of the reversal of the interest and related foreign exchange effects are included in the Company’s consolidated statements of operations for the year ended June 30, 2011.

          In July 2010, the Company provided additional loan funding of $375,000 for a specific growth initiative at VTU Colombia. As of June 30, 2011, the Company’s share in VTU Colombia’s accumulated losses continued to exceed its investment. VTU Colombia’s has recently admitted a new shareholder, and the funds received from this shareholder will be used for continuing operations and the Company has no obligation to provide any additional funding at this stage.

          The Company has sold hardware, software and/or licenses to SmartSwitch Namibia and SmartSwitch Botswana and defers recognition of 50% of the net income after tax related to these sales until SmartSwitch Namibia and SmartSwitch Botswana has used the purchased asset or has sold it to a third-party. The deferral of the net income after tax is shown in the Elimination column in the table below.

          The functional currency of the Company’s equity-accounted investments is not the US dollar and thus the investments are translated at the period end US dollar/foreign currency exchange rate with an entry against accumulated other comprehensive loss. The functional currency of SmartSwitch Namibia is the Namibian dollar, the functional currency of SmartSwitch Botswana is the Botswana pula, the functional currency of VTU Colombia is the Colombian peso and the functional currency of VinaPay is the Vietnamese dong.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2011 and 2010:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2010	$3,549	$2,512	$(3,905)	$442	$2,598
Loans provided	-	375	-	-	375
Loan repaid		(475)		-	(475)
Interest repaid	-	-	-	(292)	(292)
Loans converted to equity	1,015	(1,015)	-	-	-
(Loss) Earnings from equity- accounted investments	-	-	(268)	(71)	(339)
SmartSwitch Namibia(1)	-	-	187	70	257
SmartSwitch Botswana(1)	-	-	347	(421)	(74)
VTU Colombia(1)	-	-	(729)	280	(449)
VinaPay(1)	-	-	(73)	-	(73)
Sale of VinaPay	(579)	-	443	-	136
Proceeds – sale of VinaPay	-	-	-	-	150
Profit on sale of VinaPay	-	-	-	-	(14)
Foreign currency adjustment(2)	66	233	(98)	(72)	129
Balance as of June 30, 2011	$4,051	$1,630	$(3,828)	$7	$1,860

          (1) – includes the recognition of realized net income.
          (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2009	$3,467	$2,468	$(3,451)	$99	$2,583
(Loss) Earnings from equity- accounted investments	-	-	(271)	364	93
SmartSwitch Namibia(1)	-	-	40	120	160
SmartSwitch Botswana(1)	-	-	(194)	244	50
VTU Colombia(1)	-	-	24	-	24
VinaPay(1)	-	-	(141)	-	(141)
Foreign currency adjustment(2)	82	44	(183)	(21)	(78)
Balance as of June 30, 2010	$3,549	$2,512	$(3,905)	$442	$2,598

          (1) – includes the recognition of realized net income.
          (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.      PROPERTY, PLANT AND EQUIPMENT, net

	2011	2010
Cost:
Land	$910	$-
Building and structures	499	-
Computer equipment	64,411	25,528
Furniture and office equipment	8,297	6,822
Motor vehicles	8,824	7,541
Plant and equipment	2,873	2,666
	85,814	42,557
Accumulated depreciation:
Land	-	-
Building and structures	29	-
Computer equipment	33,417	21,482
Furniture and office equipment	6,378	5,013
Motor vehicles	7,745	6,632
Plant and equipment	2,438	2,144
	$50,007	35,271
Carrying amount:
Land	910	-
Building and structures	470	-
Computer equipment	30,994	4,046
Furniture and office equipment	1,919	1,809
Motor vehicles	1,079	909
Plant and equipment	435	522
	$35,807	$7,286

9.      GOODWILL AND INTANGIBLE ASSETS, net

          Goodwill

          Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2011 and 2010:

Carrying
value
Balance as of July 1, 2009	$116,197
Acquisitions(1)	1,187
Impairment of goodwill	(37,378)
Foreign currency adjustment (2)	(3,660)
Balance as of June 30, 2010	76,346
Acquisition of KSNET (3)	120,139
Foreign currency adjustment (2)	13,085
Balance as of June 30, 2011	$209,570

          (1) – represents goodwill arising from the acquisition of FIHRST and translated at the foreign exchange rates applicable on the date the transactions became effective. This goodwill has been allocated to the South African transaction-based activities operating segment (see Note 3).
          (2) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the euro, and the US dollar on the carrying value.
          (3) – represents goodwill arising from the acquisition of KSNET and translated at the foreign exchange rate applicable on the date the transactions became effective. This goodwill has been allocated to the international transaction-based activities operating segment (see Note 3).

          Goodwill associated with the acquisitions of KSNET and FIHRST represents the excess of cost over the fair value of acquired net assets. The KSNET and FIHRST goodwill is not deductible for tax purposes. See note 3 for the allocation of the purchase price to the fair value of acquired net assets.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.       GOODWILL AND INTANGIBLE ASSETS, net (continued)

          Goodwill (continued)

          The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. The results of our impairment tests during the year ended June 30, 2011, indicated that the fair value of the Company’s reporting units exceeded their carrying values and therefore the Company’s reporting units were not at risk of potential impairment. During the fourth quarter of 2010 the Company determined that the carrying value of goodwill of the hardware, software and related technology sales segment reporting unit exceeded the fair value and, as a result, recorded an impairment loss of $37.4 million.

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

          Goodwill has been allocated to the Company’s reportable segments as follows:

	2011	2010

South African transaction-based activities	$42,005	$37,568
International transaction-based activities	124,895	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	42,670	38,778
Total	$209,570	$76,346

          Intangible assets, net

               Impairment loss

          The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. During the year ended June 30, 2011, one of Net1 UTA’s largest customers advised the Company of its intention to transition to an alternative payment platform which will negatively impact the Company’s revenue, net income and cash flow in the medium term. As a consequence of this development, as well as deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows, the Company reviewed customer relationships acquired as part of the Net1 UTA acquisition for impairment. As a result of this review, the Company recognized an impairment loss of approximately $41.8 million during its third quarter of fiscal 2011 related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008. In addition, the Company reversed the deferred tax liability of $10.4 million associated with this intangible asset.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.      GOODWILL AND INTANGIBLE ASSETS, net (continued)

          Intangible assets, net (continued)

               Impairment loss (continued)

          The expected undiscounted future cash flows related to the Net1 UTA customer relationships was compared to the carrying value of the asset and management determined that the carrying value exceeded the undiscounted future cash flows. Accordingly, management performed an asset impairment analysis to determine the impairment loss. This analysis requires a comparison of the carrying value of the customer relationships with its fair value. The fair value of the customer relationships was determined using an income approach valuation technique. The calculation of the fair value required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

          The impairment loss has been allocated to the Company’s hardware, software and related technology sales operating segment.

               Intangible assets acquired

          Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value	Average
	as of	Amortization
	acquisition	period (in
	date	years)
Finite-lived intangible asset:
KSNET customer relationships	$74,663	10
FIHRST customer relationships	$1,804	10
Net1 UTA customer relationships (1)	68,859	7
KSNET software and unpatented technology	24,380	5
FIHRST software and unpatented technology	6,179	3
MediKredit software and unpatented technology	5,249	3
KSNET trademarks	$3,786	8
MediKredit customer database	$821	3

(1) Impaired during the year ended June 30, 2011

          On acquisition, the Company recognized a deferred tax liability of approximately $24.5 million related to the acquisition of the KSNET intangible assets during the year ended June 30, 2011. The Company recognized a deferred tax asset of approximately $0.4 million related to the acquisition of the FIHRST software and a deferred tax liability of approximately $2.7 million related to the MediKredit and the remaining FIHRST intangible assets during the year ended June 30, 2010.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.      GOODWILL AND INTANGIBLE ASSETS, net (continued)

          Intangible assets, net (continued)

          Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2011 and 2010:

	As of June 30, 2011			As of June 30, 2010 (2)
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$100,155	$(15,283)	$84,872	$77,452	$(22,519)	$54,933
Software and unpatented
technology(1)	37,697	(8,999)	28,698	11,047	(1,343)	9,704
FTS patent	5,598	(5,598)	-	5,007	(4,880)	127
Exclusive licenses	4,506	(4,506)	-	4,506	(3,941)	565
Trademarks	8,130	(2,288)	5,842	3,766	(1,411)	2,355
Customer database	888	(444)	444	795	(132)	663
Total finite-lived intangible assets	$156,974	$(37,118)	$119,856	$102,573	$(34,226)	$68,347

(1) 2011 balances include the customer relationships, software and unpatented technology and trademarks acquired as part of the KSNET acquisition in October 2010.
(2) The Net1 UTA customer relationships that have been impaired are excluded from the June 30, 2011, balances but included in the June 30, 2010, balances.

          Amortization expense charged for the years to June 30, 2011, 2010 and 2009 was $22.5 million, $15.2 million, and $13.4 million, respectively.

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2011, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2011	$19,568
2012	17,918
2013	15,155
2014	15,155
2015	$11,776

10.      OTHER PAYABLES

	2011	2010

Participating merchants settlement obligation	$30,316	$19,200
Payroll-related payables	1,842	1,446
Accruals	7,976	7,378
Value-added tax payable	3,186	2,160
Other	16,238	8,772
Provisions	11,707	11,899
	$71,265	$50,855

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.      SHORT-TERM FACILITIES

          As of June 30, 2011, the Company had a short-term facility in South African rand of approximately $36.5 million, translated at exchange rates applicable as of June 30, 2011, with Nedbank Limited (“Nedbank”). As of June 30, 2011, the overdraft rate on this facility was 7.85% . Certain of the Company’s South African subsidiaries have provided a cross deed of suretyship whereby each of these companies has bound itself as surety and co-principal debtor with each other for the fulfillment of each other's obligations under the facility. These South African subsidiaries have agreed that any debit and credit bank account balances with Nedbank may be set off against each other. Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $20.0 million, translated at exchange rates applicable as of June 30, 2011, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of June 30, 2011, the Company had utilized none of its South African short-term facility.

          Management believes that the Company’s current short-term facilities are sufficient in order to meet its future obligations as they arise.

12.      LONG-TERM BORROWINGS

         The Company financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year senior secured loan facility provided by a consortium of banks under a facilities agreement (the “Facilities Agreement”). The Facilities Agreement provides for three separate facilities: a Facility A loan to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The CD rate was 3.0% on June 30, 2011. Total interest expense for the year ended June 30, 2011, was $7.5 million, and includes amortization of facility fees of $2.0 million. Interest of approximately $1.5 million, translated at exchange rates applicable as of June 30, 2011, has been accrued as of June 30, 2011.

          The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. The first and second scheduled installments of approximately $15.0 million, translated at exchange rates applicable as of June 30, 2011, are due in equal installments of $7.5 million each, on October 29, 2011 and April 29, 2012, respectively, and have been classified as current in the Company’s consolidated balance sheet. As of June 30, 2011, the carrying amount of the long-term borrowings approximated its fair value

          The loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of the Company’s subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, the Company or any of the Company’s subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

13.      COMMON STOCK

          The Company’s balance sheet as of June 30, 2011 and 2010, respectively, reflects one class of equity, namely common stock. From fiscal 2004 to fiscal 2008 the Company’s balance sheet reflected two classes of equity - common stock and linked units. The linked units were created in June 2004 in connection with the acquisition of Net 1 Applied Technology Holdings Limited (“Aplitec”). Effective October 2008, the linked units (which included a right to Net1 special convertible preferred stock as well as B Class preference shares and B Class loans of a Net1 subsidiary) were all converted to common stock as a result of the listing of Net1’s common stock on the JSE and the linked units no longer exist.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.      COMMON STOCK (continued)

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

          The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. The Company repurchased 125,392 shares during the year ended June 30, 2011, for approximately $1.0 million. The Company did not repurchase any of its shares during the year ended June 30, 2010 under this authorization.

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

14.      REVENUE

	2011	2010	2009

Sale of goods – comprising mainly hardware and software sales	$30,130	$36,228	$47,003
Loan-based interest and fees received	7,276	4,214	5,659
Services rendered – comprising mainly fees and commissions and contract variation fees	306,014	239,922	194,160
	$343,420	$280,364	$246,822

          During the years ended June 30, 2011, 2010 and 2009, the Company did not recognize any revenue using the percentage of completion method.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      STOCK-BASED COMPENSATION

          Amended and Restated Stock Incentive Plan

          The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) has been approved by its shareholders. No evergreen provisions are included in the Plan. This means that the maximum number of shares issuable under the Plan is fixed and cannot be increased without shareholder approval, the plan expires by its terms upon a specified date, and no new stock options are awarded automatically upon exercise of an outstanding stock option. Shareholder approval is required for the repricing of awards or the implementation of any award exchange program. The Plan permits Net1 to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of the Company’s Board of Directors (“Remuneration Committee”) administers the Plan.

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

                    Valuation Assumptions

          The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the volatilities of similar listed companies within the payment processing industry. The Company has estimated no forfeitures for options award in 2011. The Company has estimated an annual forfeiture rate of 7.50% for options granted in 2009 based on historic employee behavior under similar awards granted pursuant to the Plan. No stock options were granted during the year ended June 30, 2010. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2011 and 2009:

	2011	2009
Expected volatility	35%	30 – 45%
Expected dividends	0%	0%
Expected life (in years)	3	2 – 6
Risk-free rate	2.0%	2.0 – 4.5%

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      STOCK-BASED COMPENSATION (continued)

          Amended and Restated Stock Incentive Plan (continued)

               Restricted Stock (continued)

                    General Terms of Awards (continued)

          Restricted stock awarded to non-employee directors of the Company vests ratably over a three year period. In addition, for awards in 2009, until 11 months after the restricted stock become vested and nonforfeitable, the shares may not be sold, assigned, transferred, pledged, hypothecated, exchanged, or disposed of in any way (whether by operation of law or otherwise). If a recipient ceases to be a member of the Board of Directors for any reason, all shares of his restricted stock that are not then vested and nonforfeitable will be immediately forfeited and transferred to the Company for no consideration.

          The Company issues new shares to satisfy restricted stock awards.

                    Valuation Assumptions

          The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

                    Performance Conditions - Restricted Stock Granted in August 2007

          In August 2007, the Remuneration Committee approved an award of 591,500 shares of restricted stock to executive officers and other employees of the Company.

          The awards provided for vesting of one-third of the award shares on each of September 1, 2009, 2010 and 2011, conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target for that vesting date. Specifically, the financial performance targets were a 20% increase, compounded annually, in fundamental diluted earnings per share (expressed in South African rand) (“2007 Fundamental EPS”) above Fundamental EPS for the fiscal year ended June 30, 2007. For award shares vesting prior to September 1, 2009, the annual required increase in the case of Dr. Belamant and Mr. Kotze was 25% rather than 20%. On November 5, 2009, the Company’s board of directors, on the recommendation of the Remuneration Committee, determined that the annual required target for Dr. Belamant and Mr. Kotze be 20%, effective immediately, to be consistent with the terms of the restricted stock awards granted to other employees. There were no other amendments to the terms of the restricted stock awards. For the purpose of the award, 2007 Fundamental EPS was calculated by adjusting GAAP diluted earnings per share (as reflected in the Company’s audited consolidated financial statements) to exclude the effects related to the amortization of intangible assets, stock-based compensation charges, one-time, large, unusual expenses as determined at the discretion of the Remuneration Committee, and assuming a constant tax rate of 30%. If Fundamental EPS for the specified fiscal year did not equal or exceed the 2007 Fundamental EPS target for such year, no award shares would become vested or nonforfeitable on the corresponding vesting date but would be available to become vested and nonforfeitable as of a subsequent vesting date if the 2007 Fundamental EPS target for a subsequent fiscal year were met; provided that the recipient’s service continued through such subsequent vesting date. Any outstanding award shares that had not become vested and nonforfeitable as of September 1, 2011, would be forfeited by the recipient on September 1, 2011, and transferred to the Company for no consideration.

          The first two tranches of this award vested on September 1, 2009 and 2010, for employees that continued to provide the requisite service as the financial performance targets were met. The third tranche will not vest because the financial performance target was not met. Refer also “—Stock option and restricted stock activity—restricted stock” below.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      STOCK-BASED COMPENSATION (continued)

          Amended and Restated Stock Incentive Plan (continued)

               Restricted Stock (continued)

                    Performance Conditions - Restricted Stock Granted in October and November 2010

          In October 2010, the Remuneration Committee approved an award of 60,000 shares of restricted stock to an employee of the Company.

          Under the terms of the award, the shares would vest on June 30, 2014, conditioned upon the employee’s continuous service through June 30, 2014, and on the employee receiving an incremental incentive bonus, as defined in the employee’s employment agreement for each of the periods ended June 30, 2011, 2012, 2013 and 2014. Any outstanding award shares that had not become vested and nonforfeitable as of June 30, 2014, would be forfeited by the recipient on June 30, 2014, and transferred to the Company for no consideration.

          The October 2010 restricted stock award did not vest because the financial performance target was not met for June 30, 2011. Refer also “—Stock option and restricted stock activity—restricted stock” below.

          In November 2010, the Remuneration Committee approved an award of 83,000 shares of restricted stock to two of the Company’s executive officers.

          The awards provide for vesting of one-third of the award shares on each of November 10, 2011, 2012 and 2013, conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target for that vesting date. Specifically, the financial performance targets is Fundamental EPS, as defined below, of $1.44, $1.60 and $1.90 for the years ended June 30, 2011, 2012 and 2013, respectively. For the purpose of the restricted stock granted in November 2010, Fundamental EPS is calculated as Company’s diluted earnings per share as reflected in the Company’s consolidated financial statements, measured in U.S. dollars and determined in accordance with GAAP, adjusted to exclude the effects related to the amortization of intangible assets and acquisition-related costs, stock-based compensation charges, foreign exchange gains and losses arising from foreign currency hedging transactions, and other items that the Committee may determine in its discretion to be appropriate (for example, accounting changes and one-time or unusual items), and assumes a constant tax rate equal to the Company’s effective tax rate for the year ended June 30, 2010. If Fundamental EPS for the specified fiscal year does not equal or exceed the Fundamental EPS target for such year, no award shares will become vested or nonforfeitable on the corresponding vesting date but are available to become vested and nonforfeitable as of a subsequent vesting date if the Fundamental EPS target for a subsequent fiscal year is met; provided that the recipient’s service continues through such subsequent vesting date. Any outstanding award shares that have not become vested and nonforfeitable as of November 10, 2013, will be forfeited by the recipient on November 10, 2013, and transferred to the Company for no consideration.

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      STOCK-BASED COMPENSATION (continued)

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the years ended June 30, 2011, 2010 and 2009:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
		average	Contractual	Intrinsic	Date Fair
	Number of	exercise	Term	Value	Value
	shares	price	(in years)	($’000)	($’000)
Outstanding – July 1, 2008	953,378	$18.20	7.40	5,813	-
Options granted under Plan	1,120,000	18.81	10.00	-	$5,786
Exercised	(84,414)	$3.00	-	1,731	-
Forfeitures	(91,970)	$22.51	-	-	-
Outstanding – June 30, 2009	1,896,994	19.03	8.30	1,576	-
Exercised	(83,338)	$3.00	-	1,667	-
Outstanding – June 30, 2010	1,813,656	19.76	7.41	585	-
Options granted under Plan	307,000	10.59	10.00	-	$801
Outstanding – June 30, 2011	2,120,656	$18.44	6.82	243

Exercisable	1,253,656	$20.70	5.90	243

          During each of the years ended June 30, 2011, 2010 and 2009, approximately 380,000, 374,000 and 264,000, stock options became exercisable, respectively.

          During the years ended June 30, 2011, 2010 and 2009, respectively, the Company received approximately $0.0 million, $0.7 million and $0.3 million from stock option exercises and approximately $0, $0 and $0.003 million from repayment of stock option-related loans.

               Restricted stock

          The following table summarizes restricted stock activity for the years ended June 30, 2011, 2010 and 2009:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – July 1, 2008	594,782	-
Granted – August 2008	3,474	85
Vested	(1,094)	19
Non-vested – June 30, 2009	597,162	-
Granted – August 2009	10,098	185
Vested	(199,432)	3,800
Non-vested – June 30, 2010	407,828	-
Granted – August 2010	13,956	185
Granted – October 2010	60,000	740
Granted – November 2010	83,000	879
Vested	(203,956)	2,267
Awards not vesting	(257,156)	-
Non-vested – June 30, 2011	103,672

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      STOCK-BASED COMPENSATION (continued)

          Stock option and restricted stock activity (continued)

               Restricted stock (continued)

          The fair value of restricted stock vested during the year ended June 30, 2011, 2010 and 2009, was $2.3 million, $3.8 million and $0.02 million, respectively.

          The third tranche of 197,156 shares of restricted stock granted in August 2007 to executive officers and other employees of the Company and 60,000 shares granted to an employee of the Company in October 2010 will not vest because the agreed performance target will not be achieved. The Company has recorded a reversal of the compensation charge related to August 2007 and October 2010 restricted stock of $3.4 million and $0.09 million, respectively, during the year ended June 30, 2011. These 257,156 shares of restricted stock will be returned to the Company and, in accordance with the Plan, are available for future issuances by the Remuneration Committee.

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a net stock compensation charge of $1.7 million, $5.7 million and $5.0 million for the year ended June 30, 2011, 2010 and 2009, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2011
Stock-based compensation charge	$5,212	193	5,019
Reversal of stock compensation charge related to August 2007 and October 2010 restricted stock that did not vest	(3,492)	-	(3,492)
Total – year ended June 30, 2011	$1,720	$193	$1,527

Year ended June 30, 2010
Stock-based compensation charge	$5,670	$202	$5,468
Total – year ended June 30, 2010	$5,670	$202	$5,468

Year ended June 30, 2009
Stock-based compensation charge	$5,239	$240	$4,999
Reversal of stock compensation charge related to options forfeited	(213)	(109)	(104)
Total – year ended June 30, 2009	$5,026	$131	$4,895

          The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of June 30, 2011, the total unrecognized compensation cost related to stock options was approximately $1.4 million, which the Company expects to recognize over approximately three years. As of June 30, 2011, the total unrecognized compensation cost related to restricted stock awards was approximately $0.9 million, which the Company expects to recognize over approximately two years.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.      STOCK-BASED COMPENSATION (continued)

          Tax consequences

          There are no tax consequences related to options and restricted stock granted to employees of Company subsidiaries incorporated in South Africa, Austria and Russia. The Company has recorded a deferred tax asset of approximately $0.8 million and $0.7 million, respectively, for the years ended June 30, 2011 and 2010, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

16.      INCOME TAXES

          Income tax provision

          The table below presents the components of income before income taxes as of June 30, 2011, 2010 and 2009:

	2011	2010	2009

South Africa	$108,349	$136,197	$143,680
United States	(15,053)	(6,909)	(31,048)
Other	(56,886)	(50,408)	18,288
Income before income taxes	$36,410	$78,880	$130,920

          Presented below is the provision for income taxes by location of the taxing jurisdiction for each of the years ended June 30:

	2011	2010	2009

Current income tax	$117,141	$109,669	$83,756
South Africa	38,882	47,225	50,092
United States	77,085	62,443	33,009
Other	1,174	1	655
Deferred taxation (benefit) charge	(4,862)	(2,770)	(1,460)
South Africa	(776)	(441)	(916)
United States	2,306	(1,236)	928
Other	(6,392)	(1,093)	(1,472)
Change in tax rate	-	-	(3,003)
Foreign tax credits generated – United States	(78,754)	(66,077)	(36,549)
Income tax provision	$33,525	$40,822	$42,744

          A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Income tax rate reconciliation
Income taxes at fully-distributed South African tax rates	34.55%	34.55%	34.55%
Permanent items	12.39%	21.69%	1.60%
Foreign tax credits	(209.00)%	(82.70)%	(40.09)%
Taxation on deemed dividends in the United States	217.52%	85.60%	41.58%
Movement in valuation allowance	34.01%	(5.02)%	(0.41)%
Prior year adjustments	2.61%	(2.37)%	(2.28)%
Change in tax rate	-%	-%	(2.29)%
Income tax provision	92.08%	51.75%	32.66%

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      INCOME TAXES (continued)

          Income tax provision (continued)

          There were no changes to the enacted tax rate in the year ended June 30, 2011 and 2010. On July 22, 2008 a change in the corporate rate of taxation for South African companies was promulgated reducing the enacted tax rate to 34.55% for the year ended June 30, 2009. STC is expected to be replaced by a dividend withholding tax during calendar 2011 as announced by the South African Minister of Finance during calendar 2009.

          The permanent items during the years ended June 30, 2011 relates principally to interest expense and transaction-related expenditure which is not deductible for tax purposes. The permanent items during the years ended June 30, 2010 relates principally to a goodwill impairment which is not deductible for tax purposes.

          The movement in valuation allowance includes a valuation allowance created for foreign tax credits and the Net1 UTA valuation allowances created related to its license ruling, tax deductible goodwill, and net operating loss carryforwards.

          Net1 included actual and deemed dividends received from New Aplitec in its year ended June 30, 2011, 2010 and 2009, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2011, 2010 and 2009.

          Deferred tax assets and liabilities

          Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company’s deferred tax assets and liabilities as at June 30, and their classification, were as follows:

	2011	2010
Total deferred tax assets

Net operating loss carryforwards	$10,696	$7,376
Provisions and accruals	2,715	2,340
FTS patent	1,831	1,764
Intangible assets	22,338	20,728
Foreign tax credits	22,566	16,278
Other	4,785	2,297
Total deferred tax assets before valuation allowance	64,931	50,783
Valuation allowances	(45,866)	(26,412)
Total deferred tax assets, net of valuation allowance	$19,065	$24,371

	2011	2010
Total deferred tax liabilities:

Intangible assets	$29,307	$17,614
STC liability, net of STC credits	24,380	28,998
Other	2,281	287
Total deferred tax liabilities	55,968	46,899

Reported as
Current deferred tax assets	15,882	16,330
Long term deferred tax liabilities	52,785	38,858
Net deferred income tax liabilities	$36,903	$22,528

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      INCOME TAXES (continued)

          Deferred tax assets and liabilities (continued)

               Increase in total deferred tax assets – net operating loss carryforwards

          Included in total deferred tax assets – net operating loss carryforwards are net operating losses generated by MediKredit of $4.4 million. MediKredit net operating losses increased by $0.6 million during the year ended June 30, 2011, and a valuation allowance has been created against this amount. Net operating loss carryforwards also includes $4.5 million related to Net1 UTA, which includes $2.5 million related to the tax deductible goodwill discussion below under “Decrease in total deferred tax assets – intangible assets – Goodwill deferred tax asset”. A valuation allowance has been created for the full amount of the Net1 UTA net operating losses.

               Increase in total deferred tax assets – intangible assets

          The increase in deferred tax assets – intangible assets as of June 30, 2011, is due to the weakening of the US dollar against the euro. The underlying euro balances were lower as of June 30, 2011, compared with June 30, 2010.

                    License ruling

          Included in total deferred tax assets – intangible assets as of June 30, 2011, is an intangible asset related to license rights in Net1 UTA. These license rights are termed software for Austrian tax purposes and were valued for Austrian tax purposes based on previous license payments at €50.76 million in June 2006. The Company expects to amortize the license rights in its tax returns over a period of 15 years. Any unused amounts are not carried forward to the subsequent year of assessment. During the years ended June 30, 2011 and 2010, Net1 UTA utilized approximately $0.2 million and $0.8 million, respectively, of these license rights against its taxable income and in 2011and 2010, respectively, expensed $1.2 million and $0.8 million of the unutilized deferred tax asset. In addition, during the years ended June 30, 2011 and 2010, respectively, the Company provided an additional valuation allowance of $2.7 million and $0.5 million against this deferred tax asset. As of June 30, 2011, the gross carrying value of this deferred tax asset is approximately $12.2 million which has been fully provided for.

                    Goodwill deferred tax asset

          Net1 Applied Technologies Austria GmbH (“Net1Austria”) generated tax deductible goodwill related to the acquisition of Net1 UTA in August 2008 and under Austrian tax law Net1Austria can deduct up to 50% of the goodwill recognized, as defined under Austrian tax law, over a period of 15 years. Unused amounts are carried forward to subsequent years of assessment and are included in net operating loss carryforwards. During the year ended June 30, 2011, the Company provided an additional valuation allowance for the goodwill deferred tax asset of approximately $1.7 million. As of June 30, 2011, the gross value of this goodwill deferred tax asset was approximately $9.9 million which has been fully provided for. As of June 30, 2010, the gross value of this goodwill deferred tax asset was approximately $9.1 million and the net amount was $2.1 million. The Company did not utilize the goodwill deferred tax asset during the year ended June 30, 2011, and the movement in the net balance from $2.1 million to $0 is due to the valuation allowance provided and the reclassification of 1/15th, or $0.8 million, of the asset from goodwill deferred tax asset to net operating loss carryforward.

          The Company did not utilize any of the net operating loss carryforwards during the years ended June 30, 2011 and 2010, respectively. During the year ended June 30, 2011, the Company provided a valuation allowance for the goodwill deferred tax asset net operating loss carryforwards of approximately $2.5 million. As of June 30, 2011, the gross value of the net operating loss carryforwards was approximately $2.5 million and the net value was $0. As of June 30, 2010, the gross and net value of the net operating loss carryforwards was approximately $1.4 million.

               Increase in total deferred tax liabilities – intangible assets

          Deferred tax liabilities – intangible assets have increased during the year ended June 30, 2011, primarily as a result of the acquisition of KSNET intangible assets during the year. This increase in intangible asset related deferred tax liabilities has been partially offset by the reversal of deferred tax liabilities of $10.4 million resulting from the impairment of Net1 UTA intangible assets during the year ended June 30, 2011 as discussed in note 9.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      INCOME TAXES (continued)

          Deferred tax assets and liabilities (continued)

               Decrease in total deferred tax liabilities – STC liability, net of STC credits

          Deferred tax liabilities – STC liability, net of STC credits have decreased during the year ended June 30, 2011, primarily as a result of payments of STC during the year resulting from the distribution of dividends by New Aplitec exceeding the STC liability recognized during the year resulting from net income generated by the Company’s South African subsidiaries.

               Valuation allowance

          At June 30, 2011, the Company had deferred tax assets of $19.1 million (2010: $24.4 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

          At June 30, 2011, the Company had a valuation allowance of $45.9 million (2010: $31.9 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at June 30, 2011 and 2010, relate to intangible assets including tax deductible goodwill (2011: $22.1 million, 2010: $15.8 million); foreign tax credits (2011: $14.3 million, 2010: $12.6 million); net operating loss carryforwards (2011: $8.1 million, 2010: $3.2 million) and the FTS patent (2011: $1.1 million, 2010: $0.4 million).

               Net operating loss carryforwards and foreign tax credits

                    United States

          As of June 30, 2011, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	US net
operating loss
carry
forwards
2024	$4,438

          During the years ended June 30, 2011 and 2010, Net1 generated additional foreign tax credits related to the cash dividends received. Net1 has unused net foreign tax credits of $8.2 million as of June 30, 2011 (June 30, 2010: 9.2 million), which its management believes will be utilized in future periods. The unused foreign tax credits generated expire after ten years in 2021, 2020 and 2019.

                    South Africa and Austria

          Net operating losses incurred in South Africa generally expire if a company does not trade during the year. In South Africa, the subsidiary companies that incurred the losses are currently trading and will continue to trade for the foreseeable future. Net operating losses incurred in Austria generally do not expire.

          Uncertain tax positions

          As of June 30, 2011 and 2010, respectively the Company has unrecognized tax benefits of $2.7 million and $1.5 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of June 30, 2011, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2007. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      INCOME TAXES (continued)

          Uncertain tax positions (continued)

          The Company increased its unrecognized tax benefits by $1.2 million during the year ended June 30, 2011. The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2011 and 2010:

	2011	2010
Unrecognized tax benefits - opening balance	$1,459	$1,060
Gross increases - tax positions in current period	1,233	368
Lapse of statute limitations	-	-
Foreign currency adjustment	(28)	32
Unrecognized tax benefits - closing balance	$2,664	$1,460

          As of June 30, 2011 and 2010, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million and $0.1 million, respectively, on its balance sheet.

17.      EARNINGS PER SHARE

          The entire consolidated net income of the Company was attributable to the shareholders of the Company comprising both the holders of Net1 common stock and the holders of linked units prior to the Company’s listing on the JSE in October 2008. As discussed in note 13, all of the remaining linked unit holders converted their linked units to common stock as a result of listing of all of the Company’s common stock on the JSE and the linked units had the same rights and entitlements as those attached to common stock. As a result of the conversion of all the linked units, the entire consolidated net income of the Company is attributable to the holders of Net1 common stock.

          Basic earnings per share include restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2011, 2010 and 2009, reflects only undistributed earnings.

          Diluted earnings per share has been calculated to give effect to the number of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007, October 2010 and November 2010 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the awards had been satisfied. The vesting conditions are discussed in note 15 – Stock-based compensation.

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2011, 2010 and 2009:

	2011	2010	2009
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock– basic	45,175	46,245	56,552
Weighted average effect of dilutive securities: employee stock options	56	190	187
Weighted average number of outstanding shares of common stock – diluted	45,231	46,435	56,739

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      SUPPLEMENTAL CASH FLOW INFORMATION

          Supplemental cash flow information:

          The following table presents the supplemental cash flow disclosures for the years ended June 30, 2011, 2010 and 2009:

	2011	2010	2009
Cash received from interest	$8,764	$10,294	$20,375
Cash paid for interest	$5,660	$747	$7,982
Cash paid for income taxes	$48,630	$54,143	$52,520

               Financing activities

          Treasury shares, at cost included in the Company’s consolidated balance sheet as of June 30, 2009, includes 93,372 shares of the Company’s common stock acquired for approximately $1.3 million which were paid for on July 1, 2009. The liability for this payment was included in accounts payable on the Company’s consolidated balance sheet as of June 30, 2009.

19.      OPERATING SEGMENTS

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

          The Company allocated its international transaction-based activities to a new operating segment, namely international transaction-based activities. This operating segment comprises the transaction processing activities of KSNET, Net1 Virtual Card, and NUETS transaction processing activities in Iraq. Segment results for the years ended June 30, 2010 and 2009, have not been restated due to the insignificance of the transaction processing activities of Net1 Virtual Card, and NUETS transaction processing activities in Iraq. However, for comparative purposes in future periods, the Company’s reported results for the year ended June 30, 2011, include all legacy international transaction-processing activities from July 1, 2010 and include KSNET from November 1, 2010.

          The Company currently has five reportable segments: South African transaction-based activities, international transaction-based activities, smart card accounts, financial services and hardware, software and related technology sales. Each segment, other than international transaction-based activities and the hardware, software and related technology sales segment, operates mainly within South Africa. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

          The South African transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2011, there was one such customer, providing 47% of total revenue (2010: one such customers, providing 66% of total revenue; 2009: two such customers, providing 31% and 15% of total revenue).

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
for the years ended June 30, 2011, 2010 and 2009
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

          The hardware, software and related technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. The segment also includes the operations of Net1 UTA, which comprise mainly hardware sales and licenses of the DUET system. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, SIM card licenses and other software licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application. The impairment losses incurred during the years ended June 30, 2011 and 2010, of approximately $41.8 million and $37.4 million, respectively, discussed in note 9 are included in the results of this operating segment.

          Corporate/eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions.

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

		June 30,
	2011	2010	2009

Revenues to external customers
South African transaction-based activities	$188,590	$191,362	$148,399
International transaction-based activities	69,947	-	-
Smart card accounts	33,315	31,971	29,576
Financial services	7,313	4,023	5,430
Hardware, software and related technology sales	44,255	53,008	63,417
Total	343,420	280,364	246,822
Inter-company Revenues
South African transaction-based activities	4,015	3,837	3,499
International transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	2,281	1,892	2,557
Total	6,296	5,729	6,056
Operating income
South African transaction-based activities	74,642	106,036	83,509
International transaction-based activities	1,707
Smart card accounts	15,140	14,532	13,442
Financial services	5,658	2,881	(34)
Hardware, software and related technology sales	(49,930)	(42,524)	5,498
Corporate/ Eliminations	(9,789)	(11,114)	(8,980)
Total	$37,428	$69,811	$93,435

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      OPERATING SEGMENTS (continued)

		June 30,
	2011	2010	2009

Interest earned
South African transaction-based activities	$-	$-	$-
International transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	7,654	10,116	20,290
Total	7,654	10,116	20,290
Interest expense
South African transaction-based activities	652	981	7,368
International transaction-based activities	526	-	-
Smart card accounts	-	-	-
Financial services	15	1	-
Hardware, software and related technology sales	59	5	197
Corporate/ Eliminations	7,420	60	1,897
Total	8,672	1,047	9,462
Depreciation and amortization
South African transaction-based activities	8,994	6,714	4,461
International transaction-based activities	16,584	-	-
Smart card accounts	-	-	-
Financial services	539	510	434
Hardware, software and related technology sales	7,846	10,978	11,020
Corporate/ Eliminations	708	1,146	1,167
Total	34,671	19,348	17,082
Income taxation expense
South African transaction-based activities	$21,379	$29,713	$21,966
International transaction-based activities	(1,124)	-	-
Smart card accounts	4,238	4,068	3,764
Financial services	1,579	806	702
Hardware, software and related technology sales	(3,551)	684	1,547
Corporate/ Eliminations	11,004	5,551	14,765
Total	33,525	40,822	42,744
Net income
South African transaction-based activities	52,613	75,536	54,179
International transaction-based activities	2,700	-	-
Smart card accounts	10,904	10,465	9,678
Financial services	4,061	2,073	(711)
Hardware, software and related technology sales	(46,316)	(43,405)	3,905
Corporate/ Eliminations	(21,315)	(5,679)	19,550
Total	2,647	$38,990	$86,601
Expenditures for long-lived assets
South African transaction-based activities	2,423	$2,177	$3,161
International transaction-based activities	12,113	-	-
Smart card accounts	-	-	-
Financial services	400	302	751
Hardware, software and related technology sales	117	251	858
Corporate/ Eliminations	-	-	-
Total	$15,053	$2,730	$4,770

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2011, 2010 and 2009
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

          It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

          Geographic Information

          Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2011	2010	2009

South Africa	$264,485	$267,478	$220,408
Korea	68,392	-	-
Europe	10,465	12,301	19,560
Rest of world	78	585	6,854
Total	$343,420	$280,364	$246,822

20.      COMMITMENTS AND CONTINGENCIES

          Operating lease commitments

          The Company leases certain premises. At June 30, 2011, the future minimum payments under operating leases consist of:

Due within 1 year	$3,392
Due within 2 years	1,497
Due within 3 years	1,090
Due within 4 years	-
Due within 5 years	$-

          Operating lease payments related to the premises and equipment were $7.0 million, $5.2 million and $4.1 million, respectively, for the years ended June 2011, 2010 and 2009, respectively.

          Capital commitments

          As of June 30, 2011 and 2010, the Company had outstanding capital commitments of approximately $0.4 million and $0.02 million, respectively.

          Purchase obligations

          As of June 30, 2011 and 2010, the Company had purchase obligations totaling $1.9 million and $3.1 million, respectively.

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
for the years ended June 30, 2011, 2010 and 2009
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.      RELATED PARTY TRANSACTIONS

          During the year end June 30, 2010, the Company engaged the services of PBel (Pty) Ltd (“PBEL”) to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed is the Company’s property. PBEL is jointly owned by Dr. Belamant and his son. The PBEL transaction was approved by the Company’s Audit Committee and thus Dr. Belamant did not participate in the Board’s decision to engage PBEL. During the year ended June 30, 2011 and 2010, the Company paid PBEL approximately $0.9 million and $0.2 million, respectively, for software development services.

22.      FOREIGN EXCHANGE GAIN RELATED TO SHORT-TERM INVESTMENT

          The Company entered into an asset swap arrangement (in the form of a $110 million 32-day call account instrument) in order to facilitate a short-term loan facility, however this asset swap arrangement was not linked to the loan facility and did not require redemption on the same date as the repayment of the loan facility. The Company earned interest at a rate of one month US dollar London Interbank Offered Rate (“LIBOR”) plus 0.25% on this instrument. The Company gave a call notice to the obligor on September 10, 2008, and the capital of $110 million (or ZAR 1,100.7 million) and interest on this instrument was repaid on October 16, 2008. The Company has realized a foreign exchange gain of approximately $26.7 million for the year ended June 30, 2009. No hedge accounting was applied.

23.      UNAUDITED QUARTERLY RESULTS

          The following tables contain selected unaudited consolidated statements of (loss) income for each quarter of fiscal 2011 and 2010:

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2011	2011	2010	2010	YTD
	(In thousands except per share data)

Revenue	$97,368	$92,758	$89,011	$64,283	$343,420
Operating income (loss)	26,593	(22,125)	21,974	10,986	37,428
Net income (loss) attributable to Net1	$6,832	$(21,562)	$9,948	$7,429	$2,647
Earnings (Loss) per share
Basic earnings (loss) per share, in $	0.15	(0.47)	0.22	0.16	0.06
Diluted earnings (loss) per share, in $	0.15	(0.47)	0.22	0.16	0.06

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2010	2010	2009	2009	YTD
	(In thousands except per share data)

Revenue	$68,695	$72,291	$73,864	$65,514	$280,364
Operating (loss) income	(12,835)	26,859	29,419	26,368	69,811
Net (loss) income attributable to Net1	$(17,007)	$18,772	$19,284	$17,941	$38,990
(Loss) Earnings per share
Basic (loss) earnings per share, in $	(0.37)	0.41	0.43	0.37	0.84
Diluted (loss) earnings per share, in $	(0.37)	0.41	0.42	0.37	0.84

24.      SUBSEQUENT EVENTS

          In August 2011, the Company received a further extension of its contract with SASSA on the same terms and conditions as its existing agreement. The contract now expires on March 31, 2012.

*********************