Form 10-Q
period 2011-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2011-10-27
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
YES [   ]     NO [X ]

As of October 26, 2011 (the latest practicable date), 45,002,304 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2011	2011
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,983	$95,263
Pre-funded social welfare grants receivable (note 3)	1,695	4,579
Accounts receivable, net of allowances of – September: $668; June: $728	78,172	82,780
Finance loans receivable	7,709	8,141
Deferred expenditure on smart cards	-	51
Inventory (note 4)	5,781	6,725
Deferred income taxes	15,192	15,882
Total current assets before settlement assets	210,532	213,421
Settlement assets (note 5)	159,542	186,668
Total current assets	370,074	400,089
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $46,910; June: $50,007	32,409	35,807
EQUITY-ACCOUNTED INVESTMENTS (note 6)	1,639	1,860
GOODWILL (note 7)	188,409	209,570
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – September: $37,561; June: $37,118 (note 7)	104,271	119,856
OTHER LONG-TERM ASSETS, including reinsurance assets (note 8)	39,900	14,463
TOTAL ASSETS	736,702	781,645
LIABILITIES
CURRENT LIABILITIES
Accounts payable	11,123	11,360
Other payables	61,984	71,265
Current portion of long-term borrowings (note 10)	13,798	15,062
Income taxes payable	10,791	6,709
Total current liabilities before settlement obligations	97,696	104,396
Settlement obligations (note 5)	159,542	186,668
Total current liabilities	257,238	291,064
DEFERRED INCOME TAXES	47,648	52,785
LONG-TERM BORROWINGS (note 10)	97,009	110,504
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (note 8)	27,008	1,272
TOTAL LIABILITIES	428,903	455,625
COMMITMENTS AND CONTINGENCIES
EQUITY
NET1 EQUITY:
COMMON STOCK
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 45,002,304; June: 45,152,805	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2011: -; 2010: -	-	-
ADDITIONAL PAID-IN-CAPITAL	136,903	136,430
TREASURY SHARES, AT COST: September: 13,455,090; June: 13,274,434	(175,823)	(174,694)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(71,257)	(33,779)
RETAINED EARNINGS	414,758	394,990
TOTAL NET1 EQUITY	304,640	323,006
NON-CONTROLLING INTEREST	3,159	3,014
TOTAL EQUITY	307,799	326,020
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$736,702	$781,645
(A) – Derived from audited financial statements

          See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2011	2010
	(In thousands, except per share data)

REVENUE	$99,926	$64,283

EXPENSE

Cost of goods sold, IT processing, servicing and support	32,944	18,067

Selling, general and administration	27,057	30,326

Depreciation and amortization	9,079	4,904

OPERATING INCOME	30,846	10,986

INTEREST INCOME	1,997	3,084

INTEREST EXPENSE	2,616	248

INCOME BEFORE INCOME TAXES	30,227	13,822

INCOME TAX EXPENSE – (Note 16)	10,552	6,207

NET INCOME FROM CONTINUING OPERATIONS BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	19,675	7,615

EARNINGS (LOSS) FROM EQUITY- ACCOUNTED INVESTMENTS (Note 6)	85	(216)

NET INCOME	19,760	7,399

ADD NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(8)	(30)

NET INCOME ATTRIBUTABLE TO NET1	$19,768	$7,429

Net income per share, in United States dollars (Note 14)
Basic earnings attributable to Net1 shareholders	$0.44	$0.16
Diluted earnings attributable to Net1 shareholders	$0.44	$0.16

          See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
							Accumulate
							d other
			Number of		Additional		comprehensi	Total	Non-
	Number of		Treasury	Treasury	Paid-In	Retained	ve (loss)	Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	income	Equity	Interests	Total

Balance – July 1, 2011	58,427,239	$59	(13,274,434)	$(174,694)	$136,430	$394,990	$(33,779)	$323,006	$3,014	$326,020

Restricted stock granted	30,155

Stock-based compensation charge					496			496		496

Treasury shares acquired (Note 11)			(180,656)	(1,129)				(1,129)		(1,129)

Utilization of APIC pool related to vested restricted stock					(23)			(23)		(23)

Liquidation of SmartSwitch Nigeria (note 13)									280	280

Comprehensive loss, net of taxes:

Net income						19,768		19,768	(8)	19,760
Other comprehensive income:
Movement in foreign currency translation reserve							(37,478)	(37,478)	(127)	37,605

Balance – September 30, 2011	58,457,394	$59	(13,455,090)	$(175,823)	$136,903	$414,758	$(71,257)	$304,640	$3,159	$307,799

          See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2011	2010
	(In thousands)

Net income	$19,768	$7,429

Other comprehensive income (loss), net of taxes:

Movement in foreign currency translation reserve	(37,478)	27,490

Total other comprehensive income (loss), net of taxes	(37,478)	27,490

Comprehensive (loss) income	(17,710)	34,919

Less (Add) comprehensive loss (gain) attributable to non-controlling interest	135	(141)

Comprehensive (loss) income attributable to Net1	$(17,845)	$35,060

          See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$19,760	$7,399
Depreciation and amortization	9,079	4,904
Loss from equity-accounted investments	(85)	216
Fair value adjustments	(221)	(3,106)
Interest payable	1,662	73
Profit on disposal of property, plant and equipment	(8)	(5)
Profit on liquidation of SmartSwitch Nigeria (note 13)	(3,994)	-
Realized loss on sale of investments related to insurance business	25	-
Stock-based compensation charge	496	1,438
Facility fee amortized	116	-
Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	3,248	10,957
Decrease (Increase) in deferred expenditure on smart cards	44	(2)
Increase in inventory	(319)	(2,102)
Increase in accounts payable and other payables	331	6,025
(Decrease) Increase in taxes payable	(3,607)	5,134
Increase (Decrease) in deferred taxes	692	(773)
Net cash provided by operating activities	27,219	30,158
Cash flows from investing activities
Capital expenditures	(4,466)	(768)
Proceeds from disposal of property, plant and equipment	94	7
Acquisition of SmartLife, net of cash acquired	(1,673)	-
Advance of loans to equity-accounted investment	-	(375)
Repayment of loan by equity-accounted investment	33	373
Purchase of investments related to insurance business	(2,320)	-
Proceeds from maturity of investments related to insurance business	2,321	-
Net change in settlement assets	3,447	(15,544)
Net cash used in investing activities	(2,564)	(16,307)
Cash flows from financing activities
Loan portion related to options	-	20
Acquisition of treasury stock	(1,129)	-
Net change in settlement obligations	(3,447)	15,544
Net cash (used in) generated from financing activities	(4,576)	15,564
Effect of exchange rate changes on cash	(13,360)	17,004
Net increase in cash and cash equivalents	6,719	46,419
Cash and cash equivalents – beginning of period	95,264	153,742
Cash and cash equivalents – end of period	$101,983	$200,161

          See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

           Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2011 and 2010, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

          References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          The Company has included updates to its accounting policies as a result of its acquisition of The SmartLife Insurance Company Limited (“SmartLife”) (formerly known as Saambou Life Assurers Limited) in July 2011 for ZAR 13 million (approximately $1.8 million).

          Policy Reserves and Liabilities

               Reserves for future policy benefits and claims payable:

          The Company determines its reserves for future policy benefits under its life insurance products using the financial soundness valuation method and assumptions as of the issue date as to mortality, interest, persistency and expenses plus provisions for adverse deviations.

               Deposits on investment contracts

          For the Company’s interest-sensitive life contracts, liabilities approximate the policyholder’s account value. For deferred annuities, the fixed option on variable annuities, guaranteed investment contracts and other investment contracts, the liability is the policyholder’s account value.

          Reinsurance contracts held

          The Company enters into reinsurance contracts with reinsurers under which the Company is compensated for the entire amount or a portion of losses arising on one or more of the insurance contracts it issues.

          The expected benefits to which the Company is entitled under its reinsurance contracts held are recognized as reinsurance assets. These assets consist of short-term balances due from reinsurers (classified within accounts receivable, net) as well as long-term receivables (classified with other long-term assets) that are dependent on the present value of expected claims and benefits arising net of expected premiums payable under the related reinsurance contracts. Amounts recoverable from or due to reinsurers are measured consistently with the amounts associated with the reinsured contracts and in accordance with the terms of each reinsurance contract.

          Reinsurance assets are assessed for impairment at each balance sheet date. If there is reliable objective evidence that amounts due may not be recoverable, the Company reduces the carrying amount of the reinsurance asset to its recoverable amount and recognizes that impairment loss in its condensed consolidated statement of operations.

          Reinsurance premiums are recognized when due for payment under each reinsurance contract.

1.      Basis of Presentation and Summary of Significant Accounting Policies (continued)

          Recent accounting pronouncements adopted

          In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted the guidance on July 1, 2011 and it did not have an impact on the Company’s condensed consolidated financial statements because none of its reporting units have zero or negative carrying amounts.

          In May 2011, the FASB issued guidance regarding fair value measurement amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The guidance improves the comparability of fair value measurements presented and disclosed in accordance with GAAP and IFRSs by changing the wording used to describe many of the requirements in GAAP for measuring fair value and disclosure of information. The amendments to this guidance provide explanations on how to measure fair value but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s equity; and disclosures requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

          Recent accounting pronouncements not yet adopted as of September 30, 2011

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

          In September 2011, the FASB issued guidance regarding Testing Goodwill for Impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its goodwill impairment testing process.

2.      Acquisitions

          KSNET

          On October 29, 2010, the Company acquired KSNET for KRW 270 billion (approximately $240 million based on exchange rates on October 29, 2010), subject to post-closing working capital adjustment which is still being determined between the Company and the former shareholders of KSNET.

2.      Acquisitions (continued)

               SmartLife

          On July 1, 2011, the Company acquired SmartLife (formerly known as Saambou Life Assurers Limited), a South African long-term insurance company, for ZAR 13 million (approximately $1.8 million) in cash. Prior to its acquisition by the Company, SmartLife had been administered as a ring-fenced life-insurance license by a large South African insurance company, had not written any new insurance business for a number of years and had reinsured all of its risk exposure under its life insurance products. SmartLife has been allocated to the Company’s financial services operating segment.

          The acquisition of SmartLife provides the Company with an opportunity to offer relevant insurance products directly to its existing customer and employee base in South Africa. The Company intends to offer this customer base a full spectrum of products applicable to this market segment, including credit life, group life, funeral and education insurance policies.

          The preliminary purchase price allocation, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Cash and cash equivalents	$168
Accounts receivable, net	150
Financial investments (allocated to other long-term assets)	3,059
Reinsurance assets (allocated to other long-term assets)	28,492
Other payables	(189)
Policy holder liabilities (allocated to other long-term liabilities)	(29,838)
Total purchase price	$1,842

          The preliminary purchase price allocation is based on management estimates as of September 30, 2011, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2012.

          Pro forma results of operations have not been presented because the effect of the SmartLife acquisition, individually and in the aggregate, was not material to the Company’s results of operations. During the three months ended September 30, 2011, the Company did not incur any acquisition-related expenditure. Since the closing of the acquisition, SmartLife has contributed revenue and net income of $0.03 million.

3.      Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2011 payment service commenced during the last five days of September 2011 and was offered at merchant locations only.

4.      Inventory

          The Company’s inventory comprised the following categories as of September 30, 2011 and June 30, 2011.

	September 30,	June 30,
	2011	2011

Raw materials	$14	$24
Finished goods	5,767	6,701
	$5,781	$6,725

5.      Settlement assets and settlement obligations

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

5.      Settlement assets and settlement obligations (continued)

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

6.      Fair value of financial instruments and equity-accounted investments

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

          The Company’s outstanding foreign exchange contracts are as follows: As of September 30, 2011 None.

          As of June 30, 2011

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

                    Interest rate risk

          As a result of its normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains limited investment in cash equivalents and has occasionally invested in marketable securities. The Company, through its recently acquired insurance business, maintains investments in fixed maturity investments which are exposed to fluctuations in interest rates.

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

6.      Fair value of financial instruments and equity-accounted investments (continued)

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

                    Equity price and liquidity risk

          Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. Liquidity risk relates to the risk of loss that the Company would incur as a result of the lack of liquidity on the exchange on which these securities are listed. The Company may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange-traded price, or at all.

          Financial instruments

          The following section describes the valuation methodologies the Company uses to measure its significant financial assets and liabilities at fair value.

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

               Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

          The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of September 30, 2011, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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

6.      Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$2,646	$-	$-	$2,646
Mutual funds: interest-bearing instruments	7	-	-	7
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,056	7,056
Other	-	258	-	258
Total assets at fair value	$2,653	$258	$7,056	$9,967

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Finbond (available for sale assets included in other long-term assets)	-		$8,161	$8,161
Other	-	$275	-	275
Total assets at fair value	-	$275	$8,161	$8,436

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

          During the three months ended September 30, 2011, SmartSwitch Namibia repaid outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in the Company’s condensed consolidated balance sheet as of September 30, 2011, and reduced this balance. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in the Company’s condensed consolidated statement of cash flows for the three months ended September 30, 2011.

6.      Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis (continued)

          The Company has sold hardware, software and/or licenses to SmartSwitch Namibia and SmartSwitch Botswana and defers recognition of 50% of the net income after tax related to these sales until the purchaser has used the purchased asset or has sold it to a third party. The deferral of the net income after tax is shown in the Elimination column in the table below.

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

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2011 and September 30, 2011:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2011	$4,051	$1,630	$(3,828)	$7	$1,860
Loan repaid	-	(33)	-	-	(33)
Interest repaid	-	-	-	(37)	(37)
Earnings from equity-accounted
investments	-	-	59	26	85
SmartSwitch Namibia(1)	-	-	55	9	64
SmartSwitch Botswana(1)	-	-	4	17	21
VTU Colombia	-	-	-	-	-
Foreign currency adjustment(2)	(397)	(17)	188	(10)	(236)
Balance as of September 30, 2011	$3,654	$1,580	$(3,581)	$(14)	$1,639

(1) – includes the recognition of realized net income.
(2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

          There were no significant sales to these investees that require elimination during the three months ended September 30, 2011 and 2010.

7.      Goodwill and intangible assets Goodwill

          Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2011.

Carrying
value

Balance as of June 30, 2011	$209,570
Foreign currency adjustment (1)	(21,161)
Balance as of September 30, 2011	$188,409

           (1) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar and the KRW against the US dollar.

7.      Goodwill and intangible assets (continued) Goodwill (continued)

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September	June 30,
	30, 2011	2011

SA transaction-based activities	$36,319	$42,005
International transaction-based activities	114,412	124,895
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	37,678	42,670
Total	$188,409	$209,570

          Intangible assets

               Carrying value and amortization of intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2011 and June 30, 2011:

	As of September 30, 2011			As of June 30, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$90,589	$(15,621)	$74,968	$100,155	$(15,283)	$84,872
Software and unpatented
technology	33,898	(10,006)	23,892	37,697	(8,999)	28,698
FTS patent	4,840	(4,840)	-	5,598	(5,598)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,231	(2,140)	5,091	8,130	(2,288)	5,842
Customer database	768	(448)	320	888	(444)	444
Total finite-lived intangible assets	$141,832	$(37,561)	$104,271	$156,974	$(37,118)	$119,856

          Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2011, was approximately $4.8 million (three months ended September 30, 2010, was approximately $3.9 million).

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on September 30, 2011, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2011	$16,177
2012	13,789
2013	13,789
2014	10,693
2015	$8,423

8.      Reinsurance assets and policy holder liabilities under insurance and investment contracts

          Reinsurance assets and policy holder liabilities under insurance contracts

          Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the three months ended September 30, 2011:

	Reinsurance	Insurance
	assets (1)	contracts (2)

Balances acquired	$28,492	$(28,492)
Insurance premiums	-	-
Claims and policyholders’ benefits under insurance contracts	-	-
Foreign currency adjustment (3)	(4,056)	4,056
Balance as of September 30, 2011	$24,436	$(24,436)

          (1) Included in other long-term assets;
          (2) Included in other long-term liabilities;
          (3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

          The Company has agreements with reinsurance companies in order to limit its losses from large insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability.

          The value of insurance contract liabilities is based on best estimates assumptions of future experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The process of deriving the best estimates assumptions plus prescribed margins includes assumptions related to future mortality and morbidity (an appropriate base table of standard mortality is chosen depending on the type of contract and class of business), withdrawals (based on recent withdrawal investigations and expected future trends), investment returns (based on government treasury rates adjusted by an applicable margin), and expense inflation (based on a 10 year real return on CPI-linked government bonds from the risk-free rate and adding an allowance for salary inflation and book shrinkage of 1% per annum).

          Assets and policy holder liabilities under investment contracts

          Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three months ended September 30, 2011:

		Investment
	Assets (1)	contracts (2)

Balances acquired	$1,346	$(1,346)
Insurance premiums	-	-
Claims and policyholders’ benefits under insurance contracts	-	-
Foreign currency adjustment (3)	(191)	191
Balance as of September 30, 2011	$1,155	$(1,155)

(1) Included in other long-term assets;
(2) Included in other long-term liabilities;
(3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

          The Company does not offer any investment products with guarantees related to capital or returns.

9.      Short-term credit facilities

          The Company’s ZAR 250 million ($31.6 million, translated at exchange rates applicable as of September 30, 2011) short-term South African credit facility is described in Note 11 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011. As of September 30, 2011, the overdraft rate on this facility was 7.85% . Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $17.8 million, translated at exchange rates applicable as of September 30, 2011, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of September 30, 2011 and June 30, 2011, the Company had utilized none of its South African short-term facility.

          Management believes that this facility is sufficient in order to meet the Company’s future obligations as they arise.

10.   Long-term borrowings

          The Company’s KRW 130.5 billion ($110.8 million, translated at exchange rates applicable as of September 30, 2011) Korean senior secured loan facility is described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011. The interest rate in effect on September 30, 2011 was 7.69% . Interest expense during the three months ended September 30, 2011 was $2.4 million. The first scheduled principal repayment of $6.9 million, translated at exchange rates applicable as of September 30, 2011, is due on October 29, 2011, and has been classified as current in the Company’s condensed consolidated balance sheet.

11.   Capital structure

          Common stock repurchases

          The Company repurchased 180,656 shares during the three months ended September 30, 2011, for approximately $1.1 million. The Company did not repurchase any of its shares during the three months ended September 30, 2010.

12.   Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the three months ended September 30, 2011, and 2010:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value

Outstanding – July 1, 2011	2,120,656	$18.44	6.82	$243
Granted under Plan	165,000	6.59	10.00		$297
Outstanding – September 30, 2011	2,285,656	$17.58	6.80	$150

Outstanding – July 1, 2010	1,813,656	$19.76	7.41	$585

Outstanding – September 30, 2010	1,813,656	$19.76	7.16	$366

          No stock options became exercisable during the three months ended September 30, 2011 and 2010.

          No stock options were exercised during the three months ended September 30, 2011. During the three months ended September 30, 2010, the Company received approximately $0.02 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

          The following table summarizes restricted stock activity for the three months ended September 30, 2011, and 2010:

	Number of Shares	Weighted Average
	of Restricted Stock	Grant Date Fair Value
Non-vested – July 1, 2011	103,672	-
Granted – August 2011	30,155	$199
Vested – September 2011	(6,157)	-
Non-vested – September 30, 2011	127,670	-

Non-vested – July 1, 2010	407,828	-
Granted – August 2010	13,956	$185
Vested – September 2010	(201,704)	-
Non-vested – September 30, 2010	220,080	-

          The fair value of restricted stock vested during the three months ended September 30, 2011 and 2010, was $0.04 million and $2.3 million, respectively.

12.   Stock-based compensation (continued)

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $0.5 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively, which comprised:

		Allocated to cost of goods	Allocated to
	Total	sold, IT processing,	selling, general and
	charge	servicing and support	administration
Three months ended September 30, 2011
Stock-based compensation charge	$496	$-	$496
Total – three months ended September 30, 2011	$496	$-	$496

Three months ended September 30, 2010
Stock-based compensation charge	$1,438	$51	$1,387
Total – three months ended September 30, 2010	$1,438	$51	$1,387

          The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of September 30, 2011, the total unrecognized compensation cost related to stock options was approximately $1.2 million, which the Company expects to recognize over approximately three years. As of September 30, 2011, the total unrecognized compensation cost related to restricted stock awards was approximately $1.0 million, which the Company expects to recognize over approximately three years.

          As of September 30, 2011, the Company has recorded a deferred tax asset of approximately $0.9 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13.   Profit on liquidation of SmartSwitch Nigeria

          The Company has ceased operations in the Federation of Nigeria due to an inability to implement its technology on a profitable basis. The Company, together with the other shareholders, agreed to liquidate SmartSwitch Nigeria, the company through which operating activities in Nigeria were performed. SmartSwitch Nigeria was capitalized primarily with shareholder loans. The Company eliminated its portion of the loan funding on consolidation, and included the loans due to the non-controlling interest in long-term borrowings on its June 30, 2011, consolidated balance sheet. The shareholders of SmartSwitch Nigeria have agreed to waive all outstanding capital and interest repayments related to the loan funding initially provided as part of the liquidation processes. The non-cash profit on liquidation of SmartSwitch Nigeria of $4.0 million includes the write back of all assets and liabilities, including non-controlling interest loans, of SmartSwitch Nigeria, except for expected liabilities related to the liquidation of SmartSwitch Nigeria. The profit has been allocated to corporate/eliminations.

14.   Earnings per share

          Basic earnings per share include restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2011 and 2010, reflects only undistributed earnings.

          Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended September 30, 2011 and 2010, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and as of September 30, 2011 and 2010, the vesting conditions in respect of a portion of the awards had not been satisfied.

14.   Earnings per share (continued)

          The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three months ended September 30, 2011 and 2010.

	Three months ended
	September 30,
	2011	2010
	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,056	45,384
Weighted average effect of dilutive securities: employee stock options	29	32
Weighted average number of outstanding shares of common stock – diluted	45,085	45,416

15.   Operating segments

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 19 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011.

          The Company has reallocated its EP Kiosk business unit to the South African transaction-based activities segment from the hardware, software and related technology segment, as the unit is no longer in pilot phase and now forms part of EasyPay. Following XeoHealth’s first contract signing, the Company has allocated its revenue and costs to the international transaction-based activities segment, which were previously included in the South African transaction-based activities segment. Revenue and administration costs related to the Company’s comprehensive financial services offerings are all included in the financial services segment. The effect of these reallocations has not significantly impacted the Company’s reported results. Restated amounts for the three months ended September 30, 2010, also include the effects of reallocating the Company’s initiatives in Iraq, Nigeria and Net1 VCC. The impact of these reallocations on the Company’s revenue, operating income (loss) and net income (loss) is presented in the table below:

	Three months ended September 30, 2010
		As
		previously
	Restated	reported	Difference

Revenues to external customers
SA transaction-based activities	$44,889	$44,892	$(3)
International transaction-based activities	470	-	470
Smart card accounts	7,970	7,970	-
Financial services	1,250	1,248	2
Hardware, software and related technology sales	9,704	10,173	(469)
Total	64,283	64,283	-
Operating income (loss)
SA transaction-based activities	17,748	17,776	(28)
International transaction-based activities	(708)	-	(708)
Smart card accounts	3,622	3,622	-
Financial services	797	929	(132)
Hardware, software and related technology sales	(2,339)	(2,660)	321
Corporate/Eliminations	(8,134)	(8,681)	547
Total	10,986	10,986	-
Net income (loss)
SA transaction-based activities	12,806	12,623	183
International transaction-based activities	(866)	-	(866)
Smart card accounts	2,610	2,610	-
Financial services	573	669	(96)
Hardware, software and related technology sales	(1,828)	(2,061)	233
Corporate/Eliminations	(5,866)	(6,412)	546
Total	$7,429	$7,429	$-

15.   Operating segments (continued)

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

          The South African transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of beneficiaries included in the government pay-file as well as from merchants and card holders using the Company’s merchant retail application. In addition, utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the three months ended September 30, 2011, there was one such customer, providing 41% of total revenue (2010: one such customer, providing 60% of total revenue).

          The international transaction-based activities segment currently consists mainly of KSNET which generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in Korea. The segment also generates transaction fee revenue from transaction processing of UEPS-enabled smartcards through NUETS initiative in Iraq and going forward revenue earned by XeoHealth in the United States.

          The smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts.

          The financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates initiation and services fees. As a result of the acquisition of SmartLife, we earn premium income from the sale of life insurance products and investment income.

          The hardware, software and related technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. The segment also includes the operations of Net1 UTA, which comprise mainly hardware sales. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, SIM card licenses and other software licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application.

          Corporate/eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions. The profit related to the liquidation of SmartSwitch Nigeria has been allocated to corporate/eliminations.

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2011	2010

Revenues to external customers
SA transaction-based activities	$49,902	$44,889
International transaction-based activities	30,255	470
Smart card accounts	8,252	7,970
Financial services	2,111	1,250
Hardware, software and related technology sales	9,406	9,704
Total	$99,926	$64,283

15.   Operating segments (continued)

	Three months ended
	September 30,
	2011	2010

Inter-company revenues
SA transaction-based activities	$1,113	$936
International transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	318	262
Total	1,431	1,198
Operating income (loss)
SA transaction-based activities	20,183	17,748
International transaction-based activities	684	(708)
Smart card accounts	3,750	3,622
Financial services	1,411	797
Hardware, software and related technology sales	1,937	(2,339)
Corporate/Eliminations	2,881	(8,134)
Total	30,846	10,986
Interest earned
SA transaction-based activities	-	-
International transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	1,997	3,084
Total	1,997	3,084
Interest expense
SA transaction-based activities	76	156
International transaction-based activities	44	70
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	10	1
Corporate/Eliminations	2,486	21
Total	2,616	248

Depreciation and amortization
SA transaction-based activities	2,142	2,176
International transaction-based activities	6,649	14
Smart card accounts	-	-
Financial services	117	133
Hardware, software and related technology sales	171	2,421
Corporate/Eliminations	-	160
Total	9,079	4,904

Income taxation expense
SA transaction-based activities	5,631	4,785
International transaction-based activities	335	121
Smart card accounts	1,051	1,014
Financial services	394	223
Hardware, software and related technology sales	440	(506)
Corporate/Eliminations	2,701	570
Total	$10,552	$6,207

15.   Operating segments (continued)

	Three months ended
	September 30,
	2011	2010

Net income (loss)
SA transaction-based activities	$14,477	$12,806
International transaction-based activities	433	(866)
Smart card accounts	2,700	2,610
Financial services	1,016	573
Hardware, software and related technology sales	1,486	(1,828)
Corporate/Eliminations	(344)	(5,866)
Total	19,768	7,429

Expenditures for long-lived assets
SA transaction-based activities	588	542
International transaction-based activities	3,751	151
Smart card accounts	-	-
Financial services	73	59
Hardware, software and related technology sales	54	16
Corporate/Eliminations	-	-
Total	$4,466	$768

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

          For the three months ended September 30, 2011, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended September 30, 2011, was 34.9%, as a result of the non-taxable profit on liquidation of SmartSwitch Nigeria, fewer non-deductible expenses, including interest expense related to the Company’s long-term Korean borrowings. The Company’s effective tax rate for the three months ended September 30, 2010, was 44.9% as a result of non-deductible expenses, including transaction-related expenses relating to the acquisition of KSNET.

          The Company increased its unrecognized tax benefits by $0.1 million, during the three months ended September 30, 2011. As of September 30, 2011, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

          The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of September 30, 2011, the Company is no longer subject to income tax examination by the South African Revenue Service for years before September 30, 2008. In 2011, the Korea National Tax Service had effectively completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, statement of cash flows, or results of operations.

17.   Subsequent events

          On October 3, 2011, the Company acquired the South African prepaid airtime and electricity businesses of Eason & Son, Ltd (“Eason”), an Irish private limited company, for approximately $4.6 million in cash. The principal assets acquired comprise prepaid airtime and electricity businesses customer and supplier lists, debtor books, inventory, point of service terminals and a perpetual license to utilize Eason’s internally developed transaction-based system software (“EBOS”). The business will be integrated with EasyPay and allocated to the Company’s South African transaction-based activities operating segment. The Company believes that the acquisition will enable it to expand its prepaid customer base and over time integrate all of its prepaid offerings onto the EBOS system.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2011 and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

          Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2011. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

          You should read this Form 10-Q and the documents that we reference herein and the documents we have filed as exhibits hereto and which we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Business Developments During the First Quarter of Fiscal 2012

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

          In August 2011, we signed a further six-month extension of our contract with SASSA on the same terms and conditions. As a result of the extension, the contract is currently in effect through March 31, 2012. SASSA has advised that the procurement process for the social grants payment tender is still underway and has requested the extension of Net1’s current contract to ensure continuity in service delivery. We are participating in the tender process and have submitted our proposal. The proposals received by SASSA are currently being evaluated. SASSA has asked us, and we have agreed, to extend the validity period of our proposal from October 27, 2011 to March 31, 2012, to allow the various evaluation and adjudication committees to complete their work.

          See Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011 for more information and the risks associated with our SASSA contract and the current tender.

               Acquisition of SmartLife

          On July 1, 2011, we acquired The SmartLife Insurance Company Limited, or SmartLife, a South African long-term insurance company, for ZAR 13 million (approximately $1.8 million) in cash. Prior to its acquisition by us, Smart Life had been administered as a ring-fenced life-insurance license by a large South African insurance company, had not written any new insurance business for a number of years and had reinsured all of its risk exposure under its life insurance products. SmartLife has been allocated to our financial services operating segment.

          The acquisition of SmartLife provides us with an opportunity to offer relevant insurance products directly to our existing customer and employee base in South Africa. We intend to offer this customer base a full spectrum of products applicable to this market segment, including credit life, group life, funeral and education insurance policies. We expect SmartLife to commence writing policies in the second quarter of fiscal 2012.

               South African transaction processors

          During the first quarter of fiscal 2012, our South African transaction processors continued with the business development initiatives commenced during fiscal 2011. We are in the process of refocusing EasyPay’s activities on higher-margin value-added services, including alternative transacting channels – EP Kiosk, new EasyPay website and EasyPay WAP (mobile). We have discontinued certain inefficient processing services, such as hosting of financial institution servers. We expect these refocusing efforts at EasyPay to provide additional capacity and resources, without negatively affecting operating margin. FIHRST commenced with the marketing of its new web-based platform, Helios, while MediKredit signed agreements with new providers, including public hospitals, private hospitals and specialist doctors, and has commenced adjudication and processing activities for these providers.

          Outside South Africa

               Republic of Korea - KSNET

          The KSNET management team has commenced a number of strategic initiatives in the Republic of Korea to maintain our current market share and to expand into adjacent markets. We have embarked on a number of medium-term initiatives which will be funded from our existing Korean cash reserves. We do not expect to use funds generated by our other operations to fund these initiatives in Korea, although certain repayments of the KSNET acquisition loan facility may be repaid from head office.

               XeoHealth

          We have signed a contract with Community Behavioral Health, or CBH, a not-for-profit corporation contracted by the City of Philadelphia to provide mental health and substance abuse services for Philadelphia County Medicaid recipients, under which it will license our XeoRulesTM SaaS offering and provide implementation and ongoing support. The initial term of the contract is five years, with five consecutive one-year renewal periods at the option of CBH. We will earn an initial project implementation fee, followed by a monthly fee based on the number of members, with a guaranteed minimum amount, once the system is live. We expect to begin adjudicating actual claims in December 2011.

          We have also been subcontracted by Cognosante LLC, a U.S. provider of health IT services to state and federal agencies and regional health organizations, to assist with the provision of recovery audit contractor, or RAC, services to the North Dakota Department of Human Services, Medical Services Division. We will earn a fee based on a percentage of the final recoveries identified by our XeoRulesTM claims re-adjudicating service for the past five years, as well as the desk review recovery referrals identified through our XeoRulesTM engine until June 30, 2013.

          XeoRulesTM is XeoHealth’s internally developed 5010 and ICD-10 compliant real-time claims adjudication engine. XeoRulesTM significantly reduces the time and radically improves the efficiency and accuracy of healthcare claims adjudication and data processing. We continue to enjoy significant interest from various participants in the U.S. healthcare industry in our solution for the current and newly mandated Health Insurance Portability and Accountability Act, electronic data interchange transactions.

               Net1 Virtual Card

          We launched our VCPayTM offering in the United States during fiscal 2011. Our mobile phone-based virtual payment card application is designed to eliminate fraud in CNP transactions. During the first quarter of fiscal 2012, we engaged the services of a specialist advisory firm to assist us with the general management of our VCPayTM initiatives in the USA, the identification of the various strategic channels for VCPayTM deployment and the commercialization of VCPayTM in our targeted industry verticals.

               Net1 UTA

          In July 2011, Net1 UTA signed a contract with Banamex, a leading bank in Mexico and part of Citigroup, for the delivery of VCPay™. Banamex will offer VCPay™ to its customers as an application that can be downloaded to a mobile phone and linked to the customer’s credit and/or debit card accounts. VCPay™ allows consumers to securely generate an offline, one-time use MVC number for a specific limit or purchase amount on their mobile handsets to buy goods and services or perform bill payments in any card not present environment. We expect Banamex to launch VCPayTM during the third quarter of fiscal 2012.

               Liquidation of SmartSwitch Nigeria

          We ceased operations in the Federation of Nigeria during fiscal 2011 and finally liquidated our subsidiary during the first quarter of fiscal 2012. Footnote 13 to the unaudited condensed consolidated financial statements contains the final liquidation details.

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

          NUETS continued to service its current customers on the African continent and in Iraq and continued its business development efforts, including responding to a number of tenders, in multiple countries on the African continent during the year. In addition, NUETS has developed a limited investment / software as a service business model and we expect to deploy the UEPS technology in selected African markets using this approach during fiscal 2012.

          During the first quarter of fiscal 2012, SmartSwitch Namibia generated incremental transaction fees from transactions conducted between Namibian merchants and UEPS-enabled smartcards. SmartSwitch Botswana generated transaction fees during the first quarter of fiscal 2012 from the payment of food voucher grants. We expect SmartSwitch Namibia and Botswana to continue generating transaction fees during fiscal 2012.

Reallocation of certain activities among reporting segments

          During the first quarter of fiscal 2012, we made the following changes to our reporting segments:

  We have reallocated our EP Kiosk business unit to the South African transaction-based activities segment from the hardware, software and related technology sales segment, as the unit is no longer in pilot phase and now forms part of EasyPay;
  Following XeoHealth’s first contract announcement, we have allocated its revenue and costs to the international transaction-based activities segment which were previously included in the South African transaction-based activities segment; and
  Revenue and administration costs related to our comprehensive financial services offerings are now all included in the financial services segment.

           The tables below present our revenue and operating income, both as reported and as revised to reflect the reallocations described above, for each quarter of fiscal 2011:

Table 1		South				Hardware,
		African	International			software
Revenue $ ’000		transaction-	transaction-			and related
		based	based	Smartcard	Financial	technology
		activities	activities	accounts	services	sales	Total
	Reported	44,892	-	7,970	1,248	10,173	64,283
Q1 2011	Revised	44,889	470	7,970	1,250	9,704	64,283
	Difference	(3)	470	-	2	(469)	-

	Reported	46,588	16,950	8,434	1,623	15,416	89,011
Q3 2011	Revised	46,737	17,385	8,434	1,651	14,804	89,011
	Difference	149	435	-	28	(612)	-

	Reported	47,313	24,627	8,288	2,168	10,362	92,758
Q2 2011	Revised	47,313	24,627	8,288	2,171	10,359	92,758
	Difference	-	-	-	3	(3)	-

	Reported	50,267	27,900	8,623	2,274	8,304	97,368
Q4 2011	Revised	50,267	27,900	8,623	2,278	8,300	97,368
	Difference	-	-	-	4	(4)	-

Table 2		South				Hardware,
		African	International			software
Operating income (loss) $ '000		transaction-	transaction-			and related
		based	based	Smartcard	Financial	technology	Corp/
		activities	activities	accounts	services	sales	Elims	Total
Q1 2011	Reported	17,776	-	3,622	929	(2,660)	(8,681)	10,986
	Revised	17,748	(708)	3,622	797	(2,339)	(8,134)	10,986
	Difference	(28)	(708)	-	(132)	321	547	-

Q3 2011	Reported	18,547	327	3,832	1,231	(319)	(1,644)	21,974
	Revised	18,578	139	3,832	1,028	(49)	(1,554)	21,974
	Difference	31	(188)	-	(203)	270	90	-

Q2 2011	Reported	18,309	780	3,767	1,701	(44,584)	(2,098)	(22,125)
	Revised	18,566	274	3,767	1,540	(44,086)	(2,186)	(22,125)
	Difference	257	(506)	-	(161)	498	(88)	-

Q4 2011	Reported	20,347	811	3,919	1,797	(2,367)	2,086	26,593
	Revised	20,776	75	3,919	1,634	(1,898)	2,087	26,593
	Difference	429	(736)	-	(163)	469	1	-

          Furthermore, the activities of Net1 UTA related primarily to the commercialization of our MVC offering during the first quarter of fiscal 2012 have been allocated to our international transaction-based activities operating segment.

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

          Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2011.

  Deferred taxation;
  Stock-based compensation;
  Intangible assets acquired through acquisitions;
  Accounts receivable and provision for doubtful debts; and
  Research and development.

          Recent accounting pronouncements adopted

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted as of September 30, 2011, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

          Recent accounting pronouncements not yet adopted as of September 30, 2011

          Refer to Note 1 of the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2011, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 3	Three months ended		Year ended
	September 30,		June 30,
	2011	2010	2011(1)
ZAR : $ average exchange rate	7.1357	7.3577	7.0286
Highest ZAR : $ rate during period	8.4739	7.7809	7.7809
Lowest ZAR : $ rate during period	6.6096	6.9190	6.4925
Rate at end of period	7.9165	6.9750	6.8449

KRW : $ average exchange rate	1,083	-	1,113
Highest KRW : $ rate during period	1,197	-	1,169
Lowest KRW : $ rate during period	1,029	-	1,059
Rate at end of period	1,178	-	1,079

          (1) – KRW : $ average, highest and lowest exchange rates are from November 1, 2010 to June 30, 2011.

KRW: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
KRW:US $
1,300.00
1,250.00
1,200.00
1,150.00
1,100.00
1,050.00
1,000.00
950.00
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-28
Mar-31
Apr-30
May-31
Jun-30
F2012 KRW
F2011 KRW

          Translation exchange rates

          We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2011 and 2010, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 4	Three months ended		Year ended
	September 30,		June 30,
	2011	2010	2011
Income and expense items: $1 = ZAR .	7.0939	7.4053	6.9962
Income and expense items: $1 = KRW	1,086	n/a	1,121

Balance sheet items: $1 = ZAR	1,178	n/a	1,079

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

          First quarter of fiscal 2011 results do not include KSNET or SmartLife. In addition, the following discussion gives effect to the reallocation of certain activities among our business segments as described above.

          We analyze our business and operations in terms of five inter-related but independent operating segments: (1) South African transaction-based activities, (2) international transaction-based activities, (3) smart card accounts, (4) financial services, and (5) hardware, software and related technology sales. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations, are included in corporate/eliminations.

          First quarter of fiscal 2012 compared to first quarter of fiscal 2011

          The following factors had an influence on our results of operations during the first quarter of fiscal 2012 as compared with the same period in the prior year:

  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 4% compared to the ZAR during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 which positively impacted our reported results;
  Inclusion of revenue contribution from KSNET at lower operating margin (before acquired intangible asset amortization) than our legacy business: The inclusion of KSNET contributed to an increase in revenues for fiscal 2012; however, because KSNET has an operating margin (before acquired intangible asset amortization) that is lower than our legacy businesses, it reduced our overall operating margin. KSNET also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Improved operating income and margins from hardware, software and related technology sales segment:
  Operating income and margins from our hardware, software and related technology sales segment increased as a result of increased ad hoc sales;
  Intangible asset amortization related to acquisition: Our reported results for the first quarter of fiscal 2012 were adversely impacted by additional intangible asset amortization related to the acquisition of KSNET;
  Lower interest income and increased interest expense resulting from KSNET acquisition: We paid the KSNET purchase price with a combination of cash and long-term debt, which reduced interest income and increased interest expense;
  Profit on liquidation of SmartSwitch Nigeria: We recorded a non-cash profit of $4.0 million on the liquidation of SmartSwitch Nigeria; and
  Fiscal 2011 unrealized foreign exchange loss and transaction-related expenses: During the first quarter of fiscal 2011, we recognized, in selling, general and administration expense, an unrealized foreign exchange loss of $2.6 million and incurred transaction-related expenses of $3.4 million, primarily for the acquisition of KSNET.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 5	(US GAAP)
	Three months ended September 30,
	2011	2010	$%
	$ ’000	$’000	change
Revenue	99,926	64,283	55%
Cost of goods sold, IT processing, servicing and support	32,944	18,067	82%
Selling, general and administration	27,057	30,326	(11)%
Depreciation and amortization	9,079	4,904	85%
Operating income	30,846	10,986	181%
Interest income	1,997	3,084	(35)%
Interest expense	2,616	248	955%
Income before income taxes	30,227	13,822	119%
Income tax expense	10,552	6,207	70%
Net income before loss from equity-accounted investments	19,675	7,615	158%
Income (Loss) from equity-accounted investments	85	(216)	(139)%
Net income	19,760	7,399	167%
Add net loss attributable to non-controlling interest	(8)	(30)	(73)%
Net income attributable to us	19,768	7,429	166%

	In South African Rand
Table 6	(US GAAP)
	Three months ended September 30,
	2011	2010	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	708,865	476,035	49%
Cost of goods sold, IT processing, servicing and support	233,702	133,791	75%
Selling, general and administration	191,940	224,573	(15)%
Depreciation and amortization	64,405	36,315	77%
Operating income	218,818	81,356	169%
Interest income	14,167	22,838	(38)%
Interest expense	18,558	1,837	910%
Income before income taxes	214,427	102,357	109%
Income tax expense	74,855	45,965	63%
Net income before loss from equity-accounted investments	139,572	56,392	148%
Income (Loss) from equity-accounted investments	603	(1,600)	(138)%
Net income	140,175	54,792	156%
Add net loss attributable to non-controlling interest	(57)	(222)	(74)%
Net income attributable to us	140,232	55,014	155%

          Analyzed in ZAR, the increase in revenue for the first quarter of fiscal 2012 was primarily due to the inclusion of KSNET, modest growth in our pension and welfare business, an increase in the number of UEPS-based loans made, higher utilization of our UEPS system in Iraq and increased ad hoc hardware, software and related technology sales. Analyzed in ZAR, cost of goods sold, IT processing, servicing and support for the first quarter of fiscal 2012 was higher primarily due to the inclusion of KSNET and expenses related to these ad hoc hardware, software and related technology sales.

          The increase in selling, general and administration expense as of result of the KSNET acquisition was offset by lower stock-based compensation charge, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million. During the first quarter of fiscal 2011, selling, general and administration expense included an unrealized loss of $2.6 million (ZAR 19.1 million) on a foreign exchange contract related to an intercompany dividend from South Africa to the United States to be used to partially fund the acquisition of KSNET and transaction-related costs of $3.4 million (ZAR 24.9 million), primarily for the KSNET acquisition.

          Our operating income margin for the first quarter of fiscal 2012 and 2011 was 31% and 17%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the increase is attributable to lower stock-based compensation charges in the first quarter of fiscal 2012 compared with fiscal 2011 and a unrealized foreign exchange loss and transaction-related costs during fiscal 2011.

          In ZAR, depreciation and amortization increased during the first quarter of fiscal 2012 primarily as a result of KSNET intangible asset amortization, but was partially offset by no Net1 UTA intangible asset amortization during the first quarter of fiscal 2012, as the Net1 UTA customer relationships were fully impaired in fiscal 2011. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 7	September 30,
	2011	2010
	$’000	$’000
Amortization included in depreciation and amortization expense:	4,814	3,663
South African transaction-based activities	1,406	1,346
International transaction-based activities	3,307	-
Hardware, software and related technology sales (1)	101	2,317

     (1) Three months ended September 30, 2010, includes Net1 UTA customer relationship amortization of $2.2 million.

	Three months ended
Table 8	September 30,
	2011	2010
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	34,150	27,131
South African transaction-based activities	9,973	9,972
International transaction-based activities	23,460	-
Hardware, software and related technology sales (1)	717	17,159

          (1) Three months ended September 30, 2010, includes Net1 UTA customer relationship amortization of ZAR 16.0 million.

          Interest on surplus cash for the first quarter of fiscal 2012 decreased to $2.0 million (ZAR 14.2 million) from $3.1 million (ZAR 22.8 million) for fiscal 2011. The decrease resulted primarily from lower average daily ZAR cash balances during the first quarter of fiscal 2012 as a result of the payment of a portion of the KSNET purchase price in cash as well as lower deposit rates resulting from the decrease in the South African prime interest rate from an average of approximately 9.89% per annum for fiscal 2011 to 9.00% per annum for fiscal 2012.

          The first quarter of fiscal 2012 interest expense increased to $2.6 million (ZAR 18.6 million) from $0.2 million (ZAR 1.8 million) for fiscal 2011 due to the incurrence of long-term debt to fund a portion of the KSNET purchase price. Interest expense includes amortized debt facility fees of $0.1 million (ZAR 0.8 million).

          Total tax expense for the first quarter of fiscal 2012 increased to $10.6 million (ZAR 74.8 million) from $6.2 million (ZAR 46.0 million) in fiscal 2011. Deferred tax assets and liabilities are measured utilizing the enacted fully-distributed tax rate. Our total tax expense increased primarily due to an increase in overall profitability. Our effective tax rate for the first quarter of fiscal 2012 was 34.9%, compared to 44.9% for fiscal 2011. The change was primarily due to the non-taxable profit on liquidation of SmartSwitch Nigeria and fewer non-deductible expenses, including stock-based compensation charges and acquisition-related expenses, which was offset by non-deductible interest expenses related to our Korean long-term debt.

         Net income from equity-accounted investments for the first quarter of fiscal 2012 increased from the prior year primarily due to an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income (loss) are illustrated below.

Table 9	In United States Dollars (US GAAP)
	Three months ended September 30,
	2011	% of	2010	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	49,902	50%	44,889	70%	11%
International transaction-based activities	30,255	30%	470	1%	6,337%
Smart card accounts	8,252	8%	7,970	12%	4%
Financial services	2,111	2%	1,250	2%	69%
Hardware, software and related technology sales	9,406	10%	9,704	15%	(3)%
Total consolidated revenue	99,926	100%	64,283	100%	55%
Consolidated operating income (loss):
SA transaction-based activities	20,183	65%	17,748	162%	14%
Operating income before amortization	21,589		19,094		13%
Amortization of intangible assets	(1,406)		(1,346)		4%
International transaction-based activities	684	2%	(708)	(6)%	nm
Operating income (loss) before amortization .	3,991		(708)		nm
Amortization of intangible assets	(3,307)		-		nm
Smart card accounts	3,750	12%	3,622	33%	4%
Financial services	1,411	5%	797	7%	77%
Hardware, software and related technology sales	1,937	6%	(2,339)	(21)%	nm
Operating income (loss) before amortization .	2,038		(22)		nm
Amortization of intangible assets	(101)		(2,317)		nm
Corporate/eliminations	2,881	10%	(8,134)	(75)%	nm
Total consolidated operating income	30,846	100%	10,986	100%	181%

Table 10	In South African Rand (US GAAP)
	Three months ended September 30,
	2011		2010
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	354,000	50%	332,417	70%	6%
International transaction-based activities	214,626	30%	3,480	1%	6,067%
Smart card accounts	58,539	8%	59,020	12%	(1)%
Financial services	14,975	2%	9,257	2%	62%
Hardware, software and related technology sales	66,725	10%	71,861	15%	(7)%
Total consolidated revenue	708,865	100%	476,035	100%	49%
Consolidated operating income (loss):
SA transaction-based activities	143,176	65%	131,429	162%	9%
Operating income before amortization	153,149		141,401		8%
Amortization of intangible assets	(9,973)		(9,972)		0%
International transaction-based activities	4,852	2%	(5,242)	(6)%	nm
Operating income (loss) before amortization .	28,312		(5,242)		nm
Amortization of intangible assets	(23,460)		-		nm
Smart card accounts	26,602	12%	26,822	33%	(1)%
Financial services	10,009	5%	5,902	7%	70%
Hardware, software and related technology sales	13,741	6%	(17,320)	(21)%	nm
Operating income (loss) before amortization .	14,458		(161)		nm
Amortization of intangible assets	(717)		(17,159)		nm
Corporate/eliminations	20,438	10%	(60,235)	(75)%	nm
Total consolidated operating income	218,818	100%	81,356	100%	169%

               South African transaction-based activities

          In ZAR, the increases in segment revenue were primarily due to modest growth in our pension and welfare business and increased transaction volumes at MediKredit. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions. Operating income margin remained flat at 40% year over year.

               Pension and welfare operations:

          Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment. Modest revenue growth as well as operational efficiencies contributed directly to the increase in our operating income.

               South African transaction processors:

          The table below presents the total volume and value processed during the first quarter of fiscal 2012 and 2011:

Table 11
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2011	2010	2011	2010	2011	2010
EasyPay	143,238	176,020	4,439,600	5,055,666	31,494,077	37,438,728
Remaining core	119,286	121,993	3,604,618	3,225,782	25,570,798	23,887,886
Discontinued	23,952	54,027	834,982	1,829,884	5,923,279	13,550,842
MediKredit	2,846	2,543	170,363	113,670	1,208,540	841,758
FIHRST	5,839	5,492	2,545,089	2,018,993	18,054,605	14,951,248

          We are refocusing EasyPay’s activities on higher-margin value-added services and have terminated certain inefficient activities such as the hosting of processing servers for financial institutions. We have restated the 2010 transaction volumes and values in the table above to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities. EasyPay’s core transaction volumes during the first quarter of fiscal 2012 were slightly lower compared with the prior year due to significantly higher transaction volumes experienced during the soccer world cup event in South Africa during July 2010. MediKredit volumes and values were higher due to increased adjudication and processing activities for new providers, including public hospitals, private hospitals and specialist doctors. FIHRST volumes and values increased due to an increased number of customers (volumes and values) and higher once off off-payroll (salary; bonus and; statutory and third-party deductions) amounts paid (values).

               Key statistics of our merchant acquiring system:

          The key statistics and indicators of our merchant acquiring system during the first quarter of fiscal 2012 and 2011, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 12	Three months ended
	September 30,
	2011	2010
Total POS devices installed as of period end	4,867	4,772
Number of participating UEPS retail locations as of period end	2,438	2,511
Value of transactions processed through POS devices during the quarter (1) (in $ ’000)	493,760	399,637
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in $ ’000)	471,942	395,479
Value of transactions processed through POS devices during the quarter (1) (in ZAR ’000)	3,523,339	2,940,416
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in ZAR ’000)	3,367,648	2,909,818
Number of grants paid through POS devices during the quarter (1)	5,091,858	4,819,458
Number of grants paid through POS devices during the completed pay cycles for the quarter (2)	4,960,121	4,710,596
Average number of grants processed per terminal during the quarter (1)	1,040	1,008
Average number of grants processed per terminal during the completed pay cycles for the quarter (2)	1,014	985

          (1) Refers to events occurring during the quarter (i.e., based on three calendar months).
          (2) Refers to events occurring during the completed pay cycle.

               International transaction-based activities

           KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than our legacy South African transaction-based businesses and was negatively impacted by start-up expenditures related to our XeoHealth launch in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by revenue contributions from KSNET, XeoHealth and NUETS’ initiative in Iraq.

          Our results for the first quarter of fiscal 2012 include KSNET intangible asset amortization.

               Smart card accounts

          Operating income margin from providing smart card accounts was constant at 45% for each of first quarter of fiscal 2012 and 2011.

          In ZAR, revenue from the provision of smart card accounts was relatively constant on a year-over-year basis. A total number of 3,565,525 smart card accounts were active at September 30, 2011, compared to 3,553,437 active accounts as at September 30, 2010.

               Financial services

          Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no allowance is required.

          Operating income margin for the financial services segment increased to 67% in fiscal 2012 from 64%, primarily as a result of increased UEPS-based lending activities. SmartLife did not contribute significantly to our operating income in the first quarter of fiscal 2012 as it had not commenced operating activities under its new business model.

               Hardware, software and related technology sales

          The decrease in revenue was due to a lower contribution from Net1 UTA and the increase in operating income was due to an increase in higher margin ad hoc South African-based contributor’s hardware and software sales. Net1 UTA has successfully contained its operating costs and generated higher-margin ad hoc service and development revenues during the first quarter of fiscal 2012. Overall our operating income margin in this segment has improved during the first quarter of fiscal 2012 due the sale of more software and license revenues compared to 2011, which contribute higher margins compared to hardware sales. The operating income and operating margin improvements from both the South African-based contributors and Net 1 UTA during the quarter were primarily due to orders which may not continue in future quarters.

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

               Corporate/eliminations

          The decrease in our corporate expenses resulted primarily from the lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the $4.0 million profit related to the liquidation of SmartSwitch Nigeria. These expense reductions were offset by higher corporate head office-related expenses. In addition, our first quarter of fiscal 2011 results include transaction related expenditures of $3.4 million (ZAR 24.9 million) and a unrealized loss on a foreign exchange contract of $2.6 million (ZAR 19.1 million) related to an intercompany dividend from South Africa to the United States to be used to partially fund the acquisition of KSNET.

          Our corporate expenses also include expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At September 30, 2011, our cash balances were $102.0 million, which comprised mainly ZAR-denominated balances of ZAR 651.9 million ($82.3 million), KRW-denominated balances of KRW 15.1 billion ($12.8 million) and US dollar-denominated balances of $4.0 million and other currency deposits, primarily euro, of $2.9 million. The increase in our cash balances from June 30, 2011, has resulted primarily from cash generated from operations. We currently believe that our cash and credit facilities described below are sufficient to fund our current operations for at least the next four quarters.

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

          Historically, we have financed most of our operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs.

          We have a South African short-term credit facility of approximately ZAR 250 million ($31.6 million) which remained fully undrawn as of September 30, 2011.

          As of September 30, 2011, we had outstanding long-term debt of 130.5 billion KRW (approximately $110.8 million translated at exchange rates applicable as of September 30, 2011) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (3.59% as of September 30, 2011) plus a margin of 4.10% . Semi-annual principal payments of approximately $6.9 million (translated at exchange rates applicable as of September 30, 2011) are due commencing in October 2011, with final maturity scheduled for October 2015.

          Cash flows from operating activities

               First quarter of fiscal 2012

          Net cash provided by operating activities for the first quarter of fiscal 2012 was $27.2 million (ZAR 193.1 million) compared to $30.2 million (ZAR 223.2 million) for the first quarter of fiscal 2011. The decrease resulted from the reductions of interest income and increased interest expense as described above and tax payment more than offsetting an increase in cash resulting from increased operating activities.

          During the first quarter of fiscal 2012, we paid South African tax of $3.4 million (ZAR 25.5 million) related to our 2011 tax year and provisional Korean taxes of $0.5 million related to our tax year ended December 31, 2011. During the first quarter of fiscal 2011, we made South African tax payments of $1.8 million (ZAR 12.7 million) related to our 2010 tax year.

          Taxes paid during the first quarter of fiscal 2012 and 2011 were as follows:

Table 13	Quarter ended September 30,
	2011	2010	2011	2010
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

Taxation paid related to prior years	3,401	1,774	25,461	12,716
Taxation refunds received	(157)	(172)	(1,065)	(1,302)
Total South African taxes paid	3,244	1,602	24,396	11,414
Foreign taxes paid: Korea	537	-	3,810	-
Total tax paid	3,781	1,602	28,206	11,414

          We expect to pay our first provisional payments in South Africa related to our 2012 tax year in the second quarter of fiscal 2012.

          Cash flows from investing activities

               First quarter of fiscal 2012

          Cash used in investing activities for the first quarter of fiscal 2012 includes capital expenditure of $4.5 million (ZAR 31.7 million), primarily for the acquisition of payment processing terminals in Korea, POS devices to service our merchant acquiring system in South Africa and payment vehicles to service pension and welfare beneficiaries.

          We received principal loan repayments from SmartSwitch Namibia of $0.03 million and $0.4 million during the first quarter of fiscal 2012 and 2011, respectively.

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

          Cash flows from financing activities

               First quarter of fiscal 2012

          During the first quarter of fiscal 2012, we acquired 180,656 shares of our common stock for $1.1 million.

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

          Our capital expenditures for the first quarter of fiscal 2012 and 2011 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

          All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of September 30, 2011, of $1.7 million related mainly to computer equipment ordered in order to maintain and expand activities. We anticipate that capital spending for the second quarter of fiscal 2012 will relate primarily to on-going replacement of equipment used to administer and distribute social welfare grants, provide a switching service through EasyPay and expand our operations in Korea. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          The following table sets forth our contractual obligations as of September 30, 2011:

Table 14	Payments due by Period, as of September 30, 2011 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	$132,141	$21,012	$39,085	$72,044	$-
Operating lease obligations	4,317	2,438	1,177	702	-
Purchase obligations	5,646	5,646	-	-	-
Other long-term obligations	1,417	-	-	-	1,417
Total	$143,521	$29,096	$40,262	$72,746	$1,417

          (A) - Includes $110.8 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          In addition to the tables below, see note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

          The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2011, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of September 30, 2011, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2011
Table 15			Estimated
annual
expected
	Annual		interest charge
	expected	Hypothetical	after change in
	interest	change in	Korean CD
	charge	Korean CD	rate
	($ ’000)	rate	($ ’000)
Interest on Korean long-term debt	8,521	1%	9,629
		(1)%	7,413

           The following table summarizes our exchange-traded equity securities with equity price risk as of September 30, 2011. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of September 30, 2011, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of September 30, 2011
Table 16
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	7,056	10%	7,762	0.23%
		(10)%	6,350	(0.23)%

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The table below presents information relating to purchases of our common stock during the first quarter of fiscal 2012:

			(c)	(d)
			Total number	Maximum
			of shares	dollar value
			purchased as	of shares that
		(b)	part of	may yet be
	(a)	Average price	publicly	purchased
	Total number	paid per	announced	under the
	of shares	share	plans or	plans or
Period	purchased	(US dollars)	programs	programs (1)
July 2011	-	-	-	98,977,410
August 2011	-	-	-	98,977,410
September 2011	180,656	6.25	180,656	97,848,570
Total	180,656		180,656

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

          * Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2011.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director