Form 10-Q
period 2011-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2012-02-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

[] Large accelerated filer	[X ] Accelerated filer

[ ] Non-accelerated filer	[ ] Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X ]

As of February 7, 2012 (the latest practicable date), 45,002,304 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2011	2011
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (note 2)	$80,864	$95,263
Pre-funded social welfare grants receivable (note 3)	3,532	4,579
Accounts receivable, net of allowances of – December: $798; June: $728	93,197	82,780
Finance loans receivable	9,474	8,141
Deferred expenditure on smart cards	56	51
Inventory (note 4)	5,082	6,725
Deferred income taxes	6,610	15,882
Total current assets before settlement assets	198,815	213,421
Settlement assets (note 5)	125,582	186,668
Total current assets	324,397	400,089
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF – December: $70,892; June: $50,007	33,776	35,807
EQUITY-ACCOUNTED INVESTMENTS (note 6)	1,545	1,860
GOODWILL (note 7)	183,827	209,570
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – December: $42,017; June: $37,118 (note 7)	103,408	119,856
OTHER LONG-TERM ASSETS, including reinsurance assets (note 8)	38,288	14,463
TOTAL ASSETS	685,241	781,645
LIABILITIES
CURRENT LIABILITIES
Accounts payable	9,535	11,360
Other payables	60,311	71,265
Current portion of long-term borrowings (note 10)	18,791	15,062
Income taxes payable	3,067	6,709
Total current liabilities before settlement obligations	91,704	104,396
Settlement obligations (note 5)	125,582	186,668
Total current liabilities	217,286	291,064
DEFERRED INCOME TAXES	24,748	52,785
LONG-TERM BORROWINGS (note 10)	86,708	110,504
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (note 8)	25,519	1,272
TOTAL LIABILITIES	354,261	455,625
COMMITMENTS AND CONTINGENCIES
EQUITY
NET1 EQUITY:
COMMON STOCK Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - December: 45,002,304; June: 45,152,805	59	59
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2011: -; 2010: -	-	-
ADDITIONAL PAID-IN-CAPITAL	137,446	136,430
TREASURY SHARES, AT COST: December: 13,455,090; June: 13,274,434	(175,823)	(174,694)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(73,834)	(33,779)
RETAINED EARNINGS	439,852	394,990
TOTAL NET1 EQUITY	327,700	323,006
NON-CONTROLLING INTEREST	3,280	3,014
TOTAL EQUITY	330,980	326,020
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$685,241	$781,645
(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$92,058	$89,011	$191,984	$153,294
EXPENSE
Cost of goods sold, IT processing, servicing and support	34,168	29,182	67,112	47,249
Selling, general and administration	28,872	28,763	55,929	59,089
Depreciation and amortization	8,790	9,092	17,869	13,996
OPERATING INCOME	20,228	21,974	51,074	32,960
INTEREST INCOME	1,820	1,350	3,817	4,434
INTEREST EXPENSE	2,355	3,430	4,971	3,678
INCOME BEFORE INCOME TAXES	19,693	19,894	49,920	33,716
INCOME TAX (BENEFIT) EXPENSE – (note 16)	(5,378)	9,836	5,174	16,043
NET INCOME FROM CONTINUING OPERATIONS BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	25,071	10,058	44,746	17,673
EARNINGS (LOSS) FROM EQUITY- ACCOUNTED INVESTMENTS (note 6)	19	(166)	104	(382)
NET INCOME	25,090	9,892	44,850	17,291
ADD NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(4)	(56)	(12)	(86)
NET INCOME ATTRIBUTABLE TO NET1	$25,094	$9,948	$44,862	$17,377
Net income per share, in United States dollars (note 14)
Basic earnings attributable to Net1 shareholders	$0.56	$0.22	$1.00	$0.38
Diluted earnings attributable to Net1 shareholders	$0.56	$0.22	$1.00	$0. 38

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (dollar amounts in thousands)

Net 1 UEPS Technologies, Inc. Shareholder

							Accumulated
			Number of		Additional		other		Non-
	Number of		Treasury	Treasury	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2011	58,427,239	$59	(13,274,434)	$(174,694)	$136,430	$394,990	$(33,779)	$323,006	$3,014	$326,020
Restricted stock granted	30,155
Stock-based compensation charge					1,039			1,039		1,039
Treasury shares acquired (note 11)			(180,656)	(1,129)				(1,129)		(1,129)
Utilization of APIC pool related to vested restricted stock					(23)			(23)		(23)
Liquidation of SmartSwitch Nigeria (note 13)									280	280
Sale of 10% of SmartLife (note 2)									188	188

KSNET purchase accounting adjustment									(63)	(63)

Comprehensive income (loss), net of taxes:
Net income						44,862		44,862	(12)	44,850
Other comprehensive loss:
Movement in foreign currency translation reserve							(40,055)	(40,055)	(127)	(40,182)

Balance – December 31, 2011	58,457,394	$59	(13,455,090)	$(175,823)	$137,446	$439,852	$(73,834)	$327,700	$3,280	$330,980

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Net income	$25,090	$9,892	$44,850	$17,291

Movement in foreign currency translation reserve	(2,577)	1,041	(40,182)	28,702
Total other comprehensive (loss) income, net of
taxes	(2,577)	1,041	(40,182)	28,702

Comprehensive income	22,513	10,933	4,668	45,993
Less: Add (Less) comprehensive loss (gain) attributable to non-controlling interest	4	(170)	139	(311)
Comprehensive income attributable to Net1	$22,517	$10,763	$4,807	$45,682

Certain amounts for the three and six months ended December 31, 2010, have been reclassified to reflect the appropriate attribution of net income and other movements between Net1 and its non-controlling interest.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended	Six months ended
December 31,	December 31,
2011	2010	2011	2010
(In thousands)	(In thousands)
Cash flows from operating activities
Net income	$25,090	$9,892	$44,850	$17,291
Depreciation and amortization	8,790	9,092	17,869	13,996
(Earnings) Loss from equity-accounted investments	(19)	166	(104)	382
Fair value adjustments	(551)	3,344	(772)	238
Interest payable	2,113	67	3,775	140
Profit on disposal of property, plant and equipment	(26)	(3)	(34)	(8)
Net loss on sale of 10% of SmartLife (note 2)	81	-	81	-
Profit on liquidation of subsidiary (note 13)	-	-	(3,994)	-
Realized loss on sale of SmartLife investments	-	-	25	-
Stock-based compensation charge	543	1,558	1,039	2,996
Facility fee amortized	83	1,728	199	1,728
(Increase) Decrease in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	(19,044)	(12,203)	(15,795)	(1,248)
Increase in deferred expenditure on smart cards	(58)	-	(14)	-
Decrease in inventory	920	2,168	601	66
Decrease in accounts payable and other payables	(2,679)	(2,248)	(2,348)	3,777
Decrease in taxes payable	(7,355)	(6,364)	(10,962)	(1,230)
Decrease in deferred taxes	(14,088)	(12,165)	(13,396)	(12,938)
Net cash (used in) provided by operating activities	(6,200)	(4,968)	21,020	25,190
Cash flows from investing activities
Capital expenditures	(5,120)	(4,011)	(9,586)	(4,779)
Proceeds from disposal of property, plant and equipment	174	11	268	18
Acquisition of SmartLife, net of cash acquired	-	-	(1,673)	-
Acquisition of prepaid business	(4,481)	-	(4,481)	-
Settlement from former shareholders of KSNET (Acquisition of KSNET, net of cash acquired)	4,945	(230,225)	4,945	(230,225)
Advance of loans to equity-accounted investment	-	-	-	(375)
Repayment of loan by equity-accounted investment	30	34	63	407
Purchase of investments related to SmartLife	-	-	(2,320)	-
Proceeds from maturity of investments related to SmartLife	-	-	2,321	-
Net change in settlement assets	30,349	(31,641)	33,796	(47,185)
Net cash generated from (used in) investing activities	25,897	(265,832)	23,333	(282,139)
Cash flows from financing activities
Loan portion related to options	-	-	-	20
Long-term borrowings obtained	-	116,353	-	116,353
Repayment of long-term borrowings	(7,185)	-	(7,185)	-
Payment of facility fee	-	(3,088)	-	(3,088)
Utilization of short-term borrowings	-	419	-	419
Proceeds on sale of 10% of SmartLife	107	-	107	-
Acquisition of remaining 19.9% of Net1 UTA	-	(594)	-	(594)
Acquisition of treasury stock	-	-	(1,129)	-
Net change in settlement obligations	(30,349)	31,641	(33,796)	47,185
Net cash (used in) generated from financing activities	(37,427)	144,731	(42,003)	160,295
Effect of exchange rate changes on cash	(3,389)	(2,709	)-	(16,749)	14,295-
Net decrease in cash and cash equivalents	(21,119)	(128,778)	(14,399)	(82,359)
Cash and cash equivalents – beginning of period	101,983	200,161	95,263	153,742
Cash and cash equivalents – end of period	$80,864	$71,383	$80,864	$71,383

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2011 and 2010
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1.   Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2011 and 2010, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In addition, please refer to note 1 to the unaudited condensed consolidated financial statements included in the Company’s Form 10-Q for the quarter ended September 30, 2011, for a summary of accounting policies relating to the Company’s recently acquired life insurance business. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

     References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

     Recent accounting pronouncements adopted

     No new accounting pronouncements were adopted by the Company during the three months ended December 31, 2011.

     Recent accounting pronouncements not yet adopted as of December 31, 2011

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

2.   Acquisitions

     KSNET

     During the three months ended December 31, 2011, the Company received $4.9 million, in cash, in final settlement of any and all claims and contractual adjustments between the Company and the former shareholders of KSNET. This amount has been applied against the goodwill recognized on the acquisition of KSNET and has reduced the goodwill balance. As required by the Company’s Korean debt agreement, the Company will use the settlement proceeds to prepay a portion of its outstanding debt thereunder. The prepayment was made on January 30, 2012, and accordingly, the Company’s cash and cash equivalents as of December 31, 2011, includes $4.8 million, translated at foreign exchange rates applicable as of December 31, 2011, that are considered restricted funds. The KSNET purchase price allocation is described in note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011.

     Acquisition of prepaid airtime and electricity business

     On October 3, 2011, the Company acquired the South African prepaid airtime and electricity businesses of Eason & Son, Ltd (“Eason”), an Irish private limited company, for approximately $4.5 million in cash. The principal assets acquired comprise prepaid airtime and electricity businesses customer list, accounts receivable books, inventory and a perpetual license to utilize Eason’s internally developed transaction-based system software (“EBOS”).

     The business has been integrated with EasyPay and allocated to the Company’s South African transaction-based activities operating segment. The Company believes that the acquisition will enable it to expand its prepaid customer base and over time integrate all of its prepaid offerings onto the EBOS system.

     The preliminary purchase price allocation, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Accounts receivable, net	$1,226
Inventory	297
Customer relationships (amortized over 0.75 years)	870
Software and unpatented technology (amortized over three years)	2,332
Deferred tax liability	(244)
Total purchase price	$4,481

     The preliminary purchase price allocation is based on management estimates as of December 31, 2011, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2012.

     Pro forma results of operations have not been presented because the effect of the acquisition, individually and in the aggregate with other acquisitions during fiscal 2012, was not material. During the three and six months ended December 31, 2011, the Company did not incur any acquisition-related expenditure. Since the closing of the acquisition, the acquisition has contributed revenue of $5.3 million and a net loss of $0.3 million.

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

2.   Acquisitions (continued)

     SmartLife (continued)

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

     The preliminary purchase price allocation is based on management estimates as of December 31, 2011, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2012.

     Pro forma results of operations have not been presented because the effect of the SmartLife acquisition, individually and in the aggregate with other acquisitions during fiscal 2012, was not material. During the three and six months ended December 31, 2011, the Company did not incur any acquisition-related expenditure. Since the closing of the acquisition, SmartLife has contributed revenue of $0.3 million and net loss of $0.3 million.

     In November 2011, the Company sold 10% of SmartLife to a strategic partner for $0.1 million and recognized a loss on sale of $0.07 million.

3.   Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2012 payment service commenced during the last four days of December 2011 and was offered at merchant locations only.

4.   Inventory

     The Company’s inventory comprised the following categories as of December 31, 2011 and June 30, 2011.

	December 31,	June 30,
	2011	2011

Raw materials	$25	$24
Finished goods	5,057	6,701
	$5,082	$6,725

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

     The Company’s outstanding foreign exchange contracts are as follows:

     As of December 31, 2011

				Fair market
Notional amount		Strike price		value price		Maturity
USD	272,318	ZAR	8.3620	ZAR	8.1494	January 31, 2012
USD	331,056	ZAR	8.3980	ZAR	8.1832	February 29, 2012
USD	821,620	ZAR	8.4450	ZAR	8.2339	April 13, 2012

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

     Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

     The Company's Level 3 asset represents an investment of 84,632,525 shares of common stock of Finbond. The Company’s ownership interest in Finbond as of December 31, 2011, is approximately 22%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$2,603	$-	$-	$2,603
Mutual funds: interest-bearing instruments	1	-	-	1
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	6,861	6,861
Other	-	1,288	-	1,288
Total assets at fair value	$2,604	$1,288	$6,861	$10,753

6.   Fair value of financial instruments and equity-accounted investments (continued)

     Financial instruments (continued)

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	$8,161	$8,161
Other	-	$275	-	275
Total assets at fair value	-	$275	$8,161	$8,436

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

     During the three and six months ended December 31, 2011, SmartSwitch Namibia repaid outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in the Company’s condensed consolidated balance sheet as of December 31, 2011, and reduced this balance. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in the Company’s condensed consolidated statement of cash flows for the three and six months ended December 31, 2011.

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

6.   Fair value of financial instruments and equity-accounted investments (continued)

     Financial instruments (continued)

          Assets and liabilities measured at fair value on a nonrecurring basis (continued)

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2011 and December 31, 2011:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2011	$4,051	$1,630	$(3,828)	$7	$1,860
Loan repaid	-	(65)	-	-	(65)
Interest repaid	-	-	-	(70)	(70)
Earnings (loss) from equity- accounted investments	-	-	65	39	104
SmartSwitch Namibia(1)	-	-	113	18	131
SmartSwitch Botswana(1)	-	-	(48)	21	(27)
Foreign currency adjustment(2)	(478)	(88)	225	57	(284)
Balance as of December 31, 2011	$3,573	$1,477	$(3,538)	$33	$1,545

     (1) – includes the recognition of realized net income.
     (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended December 31, 2011:

	Loss	Elimination	Total

Earnings (Loss) from equity- accounted investments	$6	$13	$19
SmartSwitch Namibia	58	9	67
SmartSwitch Botswana	$(52)	$4	$(48)

     There were no significant sales to these investees that require elimination during the three and six months ended December 31, 2011 and 2010.

7.   Goodwill and intangible assets Goodwill

     Summarized below is the movement in the carrying value of goodwill for the three months ended December 31, 2011.

Carrying
value

Balance as of June 30, 2011	$209,570
Reduction in goodwill related to net settlement (note 2)	(4,945)
Foreign currency adjustment (1)	(20,798)
Balance as of December 31, 2011	$183,827

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar and the KRW against the US dollar.

7.   Goodwill and intangible assets (continued)

     Goodwill (continued)

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December	June 30,
	31, 2011	2011

SA transaction-based activities	$35,313	$42,005
International transaction-based activities	111,720	124,895
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	36,794	42,670
Total	$183,827	$209,570

     Intangible assets

          Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2011 and June 30, 2011:

	As of December 31, 2011			As of June 30, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$91,991	$(17,913)	$74,078	$100,155	$(15,283)	$84,872
Software and unpatented technology(1)	36,290	(12,150)	24,140	37,697	(8,999)	28,698
FTS patent	4,706	(4,706)	-	5,598	(5,598)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,185	(2,244)	4,941	8,130	(2,288)	5,842
Customer database	747	(498)	249	888	(444)	444
Total finite-lived intangible assets	$145,425	$(42,017)	$103,408	$156,974	$(37,118)	$119,856

     (1) Includes the customer relationships and software and unpatented technology acquired as part of the Eason acquisition in October 2011.

     Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2011, was approximately $4.9 million and $9.6 million, respectively (three and six months ended December 31, 2010, was approximately $6.1 million and $10.3 million, respectively).

     Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on December 31, 2011, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2012	$17,032
2013	14,709
2014	14,126
2015	10,788
2016	$8,514

8.  Reinsurance assets and policy holder liabilities under insurance and investment contracts

     Reinsurance assets and policy holder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the six months ended December 31, 2011:

	December 31, 2011
	Reinsurance	Insurance
	assets (1)	contracts (2)
Balances acquired	$28,492	$(28,492)
Insurance premiums	-	-
Claims and policyholders’ benefits under insurance contracts	-	-
Foreign currency adjustment (3)	(4,733)	4,733
Balance as of December 31, 2011	$23,759	$(23,759)

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

     Assets and policy holder liabilities under investment contracts

     Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three months ended December 31, 2011:

	December 31, 2011
		Investment
	Assets (1)	contracts (2)
Balances acquired	$1,346	$(1,346)
Insurance premiums	-	-
Claims and policyholders’ benefits under insurance contracts	-	-
Foreign currency adjustment (3)	(223)	223
Balance as of December 31, 2011	$1,123	$(1,123)

     (1) Included in other long-term assets;
     (2) Included in other long-term liabilities;
     (3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

     The Company does not offer any investment products with guarantees related to capital or returns.

9.   Short-term credit facilities

     The Company’s ZAR 250 million ($30.7 million, translated at exchange rates applicable as of December 31, 2011) short-term South African credit facility. As of December 31, 2011, the overdraft rate on this facility was 7.85% . Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $16.8 million, translated at exchange rates applicable as of December 31, 2011, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of December 31, 2011 and June 30, 2011, the Company had utilized none of its South African short-term facility.

     Management believes that this facility is sufficient in order to meet the Company’s future obligations as they arise.

10. Long-term borrowings

     The Company’s KRW 130.5 billion ($112.5 million, translated at exchange rates applicable as of December 31, 2011) Korean senior secured loan facility is described in note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011. The interest rate in effect on December 31, 2011 was 7.67% . Interest expense during the three and six months ended December 31, 2011, was $2.2 million and $4.6 million, respectively. Interest expense during each of the three and six months ended December 31, 2010, was $3.0 million and includes facility fees of $1.7 million.

     The first principal payment of $7.2 million was made on November 1, 2011. The second scheduled principal repayment of $7.0 million, translated at exchange rates applicable as of December 31, 2011, is due on April 29, 2012, and has been classified as current in the Company’s condensed consolidated balance sheet. As discussed in note 2, the net settlement received from the former shareholders of KSNET will be applied to prepay a portion of the Company’s outstanding loan balance on January 30, 2012, and is included in the Company’ current portion of long-term borrowings as of December 31, 2011, in the unaudited condensed consolidated balance sheet.

11. Capital structure

     Common stock repurchases

     The Company repurchased 180,656 shares during the six months ended December 31, 2011, for approximately $1.1 million. The Company did not repurchase any of its shares during the three months ended December 31, 2011 or the three and six months ended December 31, 2010.

12. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the three and six months ended December 31, 2011, and 2010:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value

Outstanding – July 1, 2011	2,120,656	$18.44	6.82	$243
Granted under Plan in August 2011	165,000	6.59	10.00		$297
Granted under Plan in October 2011	202,000	7.98	10.00		$442
Outstanding – December 31, 2011.	2,487,656	$16.81	6.81	$378

Outstanding – July 1, 2010	1,813,656	$19.76	7.41	$585
Granted under Plan in November 2010	307,000	10.59	10.00		$801
Outstanding – December 31, 2010 .	2,120,656	$18.44	7.32	$908

     During each of the three and six months ended December 31, 2011, 102,333 stock options became exercisable. No stock options became exercisable during the three and six months ended December 31, 2010. As of December 31, 2011, 1,355,989 stock options were exercisable.

     No stock options were exercised during the three and six months ended December 31, 2011 or during the three months ended December 31, 2010. During the six months ended December 31, 2010, the Company received approximately $0.02 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock

     The following table summarizes restricted stock activity for the six months ended December 31, 2011, and 2010:

	Number of Shares	Weighted Average
	of Restricted Stock	Grant Date Fair Value
Non-vested – July 1, 2011	103,672	-
Granted – August 2011	30,155	$199
Vested – August 2011	(6,157)	-
Vested – November 2011	(27,667)	-
Non-vested – December 31, 2011	100,003	-

Non-vested – July 1, 2010	407,828	-
Granted – August 2010	13,956	$185
Granted – October 2010	60,000	$740
Granted – November 2010	83,000	$879
Vested – September 2010	(201,704)	-
Non-vested – December 31, 2010	363,080	-

     The fair value of restricted stock vested during the three and six months ended December 31, 2011, was $0.2 million and $0.3 million, respectively. The fair value of restricted stock vested during the six months ended December 31, 2010, was $2.3 million.

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $0.5 million and $1.6 million for the three months ended December 31, 2011 and 2010, respectively, which comprised:

		Allocated to cost
		of goods sold, IT
		processing,	Allocated to
	Total	servicing and	selling, general and
	charge	support	administration
Three months ended December 31, 2011
Stock-based compensation charge	$543	$-	$543
Total – three months ended December 31, 2011	$543	$-	$543

Three months ended December 31, 2010
Stock-based compensation charge	$1,558	$51	$1,507
Total – three months ended December 31, 2010	$1,558	$51	$1,507

     The Company has recorded a stock compensation charge of $1.0 million and $2.9 million for the six months ended December 31, 2011 and 2010, respectively, which comprised:

		Allocated to cost
		of goods sold, IT
		processing,	Allocated to
	Total	servicing and	selling, general and
	charge	support	administration
Six months ended December 31, 2011
Stock-based compensation charge	$1,039	$-	$1,039
Total – six months ended December 31, 2011	$1,039	$-	$1,039

Six months ended December 31, 2010
Stock-based compensation charge	$2,996	$102	$2,894
Total – six months ended December 31, 2010	$2,996	$102	$2,894

12. Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost (continued)

     The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of December 31, 2011, the total unrecognized compensation cost related to stock options was approximately $1.3 million, which the Company expects to recognize over approximately three years. As of December 31, 2011, the total unrecognized compensation cost related to restricted stock awards was approximately $0.9 million, which the Company expects to recognize over approximately three years.

     As of December 31, 2011, the Company has recorded a deferred tax asset of approximately $1.0 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13. Profit on liquidation of SmartSwitch Nigeria

     The Company has ceased operations in the Federation of Nigeria due to an inability to implement its technology on a profitable basis. During the three months ended September 30, 2011, the Company, together with the other shareholders, agreed to liquidate SmartSwitch Nigeria, the company through which operating activities in Nigeria were performed. SmartSwitch Nigeria was capitalized primarily with shareholder loans. The Company eliminated its portion of the loan funding on consolidation, and included the loans due to the non-controlling interest in long-term borrowings on its June 30, 2011, consolidated balance sheet. The shareholders of SmartSwitch Nigeria have agreed to waive all outstanding capital and interest repayments related to the loan funding initially provided as part of the liquidation processes. The non-cash profit on liquidation of SmartSwitch Nigeria of $4.0 million includes the write back of all assets and liabilities, including non-controlling interest loans, of SmartSwitch Nigeria, except for expected liabilities related to the liquidation of SmartSwitch Nigeria. The profit has been allocated to corporate/eliminations.

14. Earnings per share

     Basic earnings per share include restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2011 and 2010, reflects only undistributed earnings.

     Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and six months ended December 31, 2011 and 2010, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares. For the purposes of the diluted earnings per share calculation and as of December 31, 2011 and 2010, the vesting conditions in respect of a portion of the awards had not been satisfied.

     The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2011 and 2010.

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	44,935	45,433	44,996	45,409
Weighted average effect of dilutive securities: employee share-based awards	32	61	30	46
Weighted average number of outstanding shares of common stock – diluted	44,967	45,494	45,026	45,455

15. Operating segments

     A description of the Company’s operating segments is contained in note 19 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011.

     The Company has reallocated its EP Kiosk business unit to the South African transaction-based activities segment from the hardware, software and related technology segment, as the unit is no longer in pilot phase and now forms part of EasyPay. Following XeoHealth’s first contract signing, the Company has allocated its revenue and costs to the international transaction-based activities segment, which were previously included in the South African transaction-based activities segment. Revenue and administration costs related to the Company’s comprehensive financial services offerings are all included in the financial services segment. The effect of these reallocations has not significantly impacted the Company’s reported results. Restated amounts for the three months ended December 31, 2010, also include the effects of reallocating the Company’s initiatives in Iraq, Nigeria and Net1 VCC. The impact of these reallocations on the Company’s revenue, operating income (loss) and net income (loss) for the three months ended December 31, 2010, is presented in the table below:

	Three months ended December 31, 2010
		As
		previously
	Restated	reported	Difference

Revenues to external customers
SA transaction-based activities	$46,737	$46,588	$149
International transaction-based activities	17,385	16,950	435
Smart card accounts	8,434	8,434	-
Financial services	1,651	1,623	28
Hardware, software and related technology sales	14,804	15,416	(612)
Total	89,011	89,011	-
Operating income (loss)
SA transaction-based activities	18,578	18,547	31
International transaction-based activities	139	327	(188)
Smart card accounts	3,832	3,832	-
Financial services	1,028	1,231	(203)
Hardware, software and related technology sales	(49)	(319)	270
Corporate/Eliminations	(1,554)	(1,644)	90
Total	21,974	21,974	-
Net income (loss)
SA transaction-based activities	13,411	13,215	196
International transaction-based activities	(307)	3	(310)
Smart card accounts	2,759	2,759	-
Financial services	739	885	(146)
Hardware, software and related technology sales	(177)	(435)	258
Corporate/Eliminations	(6,477)	(6,479)	2
Total	$9,948	$9,948	$-

     The impact of these reallocations on the Company’s revenue, operating income (loss) and net income (loss) for the six months ended December 31, 2010, is presented in the table below:

	Six months ended December 31, 2010
		As
		previously
	Restated	reported	Difference

Revenues to external customers
SA transaction-based activities	$91,626	$91,480	$146
International transaction-based activities	17,855	16,950	905
Smart card accounts	16,404	16,404	-
Financial services	2,901	2,871	30
Hardware, software and related technology sales	24,508	25,589	(1,081)
Total	$153,294	$153,294	$-

15. Operating segments (continued)

	Six months ended December 31, 2010
		As
		previously
	Restated	reported	Difference

Operating income (loss)
SA transaction-based activities	$36,326	$36,323	$3
International transaction-based activities	(569)	327	(896)
Smart card accounts	7,454	7,454	-
Financial services	1,825	2,160	(335)
Hardware, software and related technology sales	(2,388)	(2,979)	591
Corporate/Eliminations	(9,688)	(10,325)	637
Total	32,960	32,960	-

Net income (loss)
SA transaction-based activities	26,217	25,838	379
International transaction-based activities	(1,173)	3	(1,176)
Smart card accounts	5,369	5,369	-
Financial services	1,312	1,554	(242)
Hardware, software and related technology sales	(2,005)	(2,496)	491
Corporate/Eliminations	(12,343)	(12,891)	548
Total	$17,377	$17,377	$-

     The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues to external customers
SA transaction-based activities	$46,448	$46,737	$96,350	$91,626
International transaction-based activities	28,835	17,385	59,090	17,855
Smart card accounts	7,264	8,434	15,516	16,404
Financial services	1,944	1,651	4,055	2,901
Hardware, software and related technology sales	7,567	14,804	16,973	24,508
Total	92,058	89,011	191,984	153,294
Inter-company revenues
SA transaction-based activities	864	1,002	1,977	1,938
International transaction-based activities	-	-	-	-
Smart card accounts	281	-	281	-
Financial services	-	-	-	-
Hardware, software and related technology sales	465	730	783	992
Total	1,610	1,732	3,041	2,930
Operating income (loss)
SA transaction-based activities	15,766	18,578	35,949	36,326
International transaction-based activities	241	139	925	(569)
Smart card accounts	3,302	3,832	7,052	7,454
Financial services	1,026	1,028	2,437	1,825
Hardware, software and related technology sales	909	(49)	2,846	(2,388)
Corporate/Eliminations	(1,016)	(1,554)	1,865	(9,688)
Total	20,228	21,974	51,074	32,960
Interest earned
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	1,820	1,350	3,817	4,434
Total	$1,820	$1,350	$3,817	$4,434

15. Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Interest expense
SA transaction-based activities	$112	$192	$188	$348
International transaction-based activities	-	109	44	179
Smart card accounts	-	-	-	-
Financial services	2	-	2	-
Hardware, software and related technology sales	13	27	23	28
Corporate/Eliminations	2,228	3,102	4,714	3,123
Total	2,355	3,430	4,971	3,678

Depreciation and amortization
SA transaction-based activities	2,109	2,298	4,251	4,474
International transaction-based activities	6,270	3,885	12,919	3,899
Smart card accounts	-	-	-	-
Financial services	74	138	191	271
Hardware, software and related technology sales	150	2,561	321	4,982
Corporate/Eliminations	187	210	187	370
Total	8,790	9,092	17,869	13,996

Income taxation expense
SA transaction-based activities	4,383	4,974	10,014	9,759
International transaction-based activities	291	303	626	424
Smart card accounts	924	1,073	1,975	2,087
Financial services	282	287	676	510
Hardware, software and related technology sales	216	120	656	(386)
Corporate/Eliminations	(11,474)	3,079	(8,773)	3,649
Total	(5,378)	9,836	5,174	16,043

Net income (loss)
SA transaction-based activities	11,270	13,411	25,747	26,217
International transaction-based activities	120	(307)	553	(1,173)
Smart card accounts	2,377	2,759	5,077	5,369
Financial services	724	739	1,740	1,312
Hardware, software and related technology sales	678	(177)	2,164	(2,005)
Corporate/Eliminations	9,925	(6,477)	9,581	(12,343)
Total	25,094	9,948	44,862	17,377

Expenditures for long-lived assets
SA transaction-based activities	1,196	742	1,784	1,284
International transaction-based activities	3,704	3,087	7,455	3,238
Smart card accounts	-	-	-	-
Financial services	144	157	217	216
Hardware, software and related technology sales	76	25	130	41
Corporate/Eliminations	-	-	-	-
Total	$5,120	$4,011	$9,586	$4,779

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

16. Income tax

     Change in South African tax law

     On December 20, 2011, there was a change in South African tax law to impose a 10% dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace the 10% Secondary Taxation on Companies (a tax levied directly on a company on dividend distributions) (“STC”). The change becomes effective on April 1, 2012. As a result, the Company has recorded a net deferred taxation benefit of approximately $20.0 million and $18.3 million, respectively, in income taxation (benefit) expense in its condensed consolidated statements of operations during the three and six months ended December 31, 2011. There were no changes to the enacted tax rate during the three and six months ended December 31, 2010.

     Currently the Company intends to permanently reinvest its undistributed South African earnings as of December 31, 2011 in South Africa. Accordingly, the Company has not recognized a deferred tax liability related to any future distributions of these undistributed earnings. The Company will be required to record a taxation charge related to any change in its distribution of undistributed earnings if it decides not to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

     Foreign tax credits and change in valuation allowance

     As a result of the change in South African tax law and the Company’s intention to permanently reinvest its undistributed earnings in South Africa, the Company does not believe it will be able to recover foreign tax credits previously recognized of $8.2 million. The Company has created a valuation allowance of $8.2 million as of December 31, 2011, and therefore, has recorded a charge of $8.2 million related to this valuation allowance in income taxation (benefit) expense in its condensed consolidated statements of operations.

     Income tax in interim periods

     For the purposes of interim financial reporting, the Company determines the appropriate income tax provision by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income. This amount is then adjusted for the tax effect of significant unusual or extraordinary items, for instance, changes in tax law, valuation allowances and non-deductible transaction-related expenses, that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate, if and when applicable, on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

     For the three and six months ended December 31, 2011, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2011, was -27.3% and 10.4%, respectively, as a result of a change in tax law in South Africa, non-taxable profit on liquidation of SmartSwitch Nigeria, fewer non-deductible expenses, offset by increased interest expense related to the Company’s long-term Korean borrowings and the creation of a valuation allowance The Company’s effective tax rate for the three and six months ended December 31, 2010, was 49.4% and 47.6%, respectively, as a result of non-deductible expenses, including transaction-related expenses and interest expense related to the acquisition of KSNET.

     Uncertain tax positions

     The Company increased its unrecognized tax benefits by $0.05 million and $0.1 million, respectively, during the three and six months ended December 31, 2011. As of December 31, 2011, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

     The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of December 31, 2011, the Company is no longer subject to income tax examination by the South African Revenue Service for years before December 31, 2008. In 2011, the Korea National Tax Service had effectively completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, statement of cash flows, or results of operations.

17. Subsequent events

     New South African Social Security Agency (“SASSA”) contract

     On February 3, 2012, the Company and SASSA entered into a contract for the payment of social grants, together with a related service level agreement pursuant to which it will provide SASSA with its payment service for social grants in all of South Africa’s nine provinces.

     Under the agreements, the Company will effect payment, on behalf of SASSA, of social grants to all persons who are entitled to receive such grants in all of South Africa’s provinces, for a firm price of ZAR16.44 per beneficiary paid, inclusive of VAT. The Company’s primary services include the enrollment of all eligible recipients, issuance of a smart card to each recipient and the biometric validation and payment of social grants to such recipients. The agreements do not provide for a minimum or maximum number of beneficiaries. SASSA is required to fund all grants two working days prior to the date on which the grant payment is to be made by the Company.

     The term of the agreements commences on April 1, 2012 and terminates on March 31, 2017. The agreements contain provisions for enrollment of new recipients and transition to the Company’s payment service prior to the commencement date for beneficiaries who were previously paid by other service providers.

     Broad Based Black Economic Empowerment deal

     On January 25, 2012, the Company entered into a Broad Based Black Economic Empowerment transaction, pursuant to which the Company has agreed to issue to a special purpose entity owned by a consortium of black South Africans, community groups and the Net1 Foundation, a one-year option to purchase up to 8,955,000 shares of the Company’s common stock, with an exercise price of $8.96 per share. Issuance of the option is subject to the fulfillment of certain conditions, including obtaining the relevant regulatory approvals.

     The closing price of the Company’s common stock on Nasdaq on December 30, 2011 (the last trading day of the second quarter), was $7.67 and therefore the issuance of the option did not impact the Company’s reported diluted earnings per share for the three and six months ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2011 and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2011 and Item IA—“Risk Factors” and elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

     South Africa

          New SASSA contract

     Under our current contract with the South African Social Security Agency, or SASSA, we provide our social welfare grants distribution service to SASSA in five of South Africa’s nine provinces (KwaZulu-Natal, Limpopo, North West, Northern Cape and Eastern Cape). The contract is currently in effect through March 31, 2012. The current contract contains a standard pricing formula for all provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month.

     On January 17, 2012, SASSA awarded us a tender to provide payment services for social grants in all of South Africa’s nine provinces for a period of five years. On February 3, 2012, we entered into a new contract, together with a related service level agreement, with SASSA.

     Under the agreements, we will effect payment, on behalf of SASSA, of social grants to all persons who are entitled to receive such grants in all of South Africa’s provinces, for a firm price of ZAR16.44 per beneficiary paid, inclusive of VAT (or ZAR14.42 excluding VAT). Our primary services include the enrollment of all eligible recipients, issuance of a smart card to each recipient and the biometric validation and payment of social grants to such recipients. The agreements do not provide for a minimum or maximum number of beneficiaries. SASSA is required to fund all grants two working days prior to the date on which the grant payment is to be made by us.

     The term of the agreements commences on April 1, 2012 and terminates on March 31, 2017. The agreements contain provisions for enrollment of new recipients and transition to our payment service prior to the commencement date for beneficiaries who were previously paid by other service providers.

     See Item 1A—“Risk Factors” in this Form 10-Q for more information and the risks associated with our SASSA contract.

          Conclusion of Black Economic Empowerment transaction

     On January 25, 2012, we entered into a Broad Based Black Economic Empowerment transaction, pursuant to which we have agreed to issue to a special purpose entity owned by a consortium of black South Africans, community groups and the Net1 Foundation, a one-year option to purchase up to 8,955,000 shares of our common stock, with an exercise price of $8.96 per share. Issuance of the option is subject to the fulfillment of certain conditions, including obtaining the relevant regulatory approvals.

     While we believe that this transaction will improve our BEE rating, and therefore provide us with additional business opportunities in South Africa, additional steps may become necessary to achieve these goals. For a discussion of additional risks associated with compliance with the South African Broad Based Black Economic Empowerment Act, please see the risk factor entitled “If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to achieve black shareholding of our company in a manner that could dilute your ownership.” in item 1A of our Form 10-K for the year ended June 30, 2011.

          Acquisition of Eason prepaid airtime and electricity business

     On October 3, 2011, we acquired the South African prepaid airtime and electricity businesses of Eason & Son, Ltd, or Eason, an Irish private limited company, for approximately $4.5 million in cash. The principal assets acquired comprise customer and supplier lists, accounts receivable books, inventory, point of service terminals and a perpetual license to utilize Eason’s internally developed transaction-based system software, namely EBOS. The business has been integrated with EasyPay and has been allocated to our South African transaction-based activities operating segment. We expect over time to integrate all of our prepaid offerings onto the EBOS system.

          South African transaction processors

     During the second quarter of fiscal 2012, one of EasyPay’s largest customers decided to perform its EFT/switching activities in-house, which had an adverse impact on EasyPay’s volumes and values. However, EasyPay has retained its value-added-services relationship with this customer.

     We continued refocusing EasyPay’s activities on higher-margin value-added services, including alternative transacting channels – EP Kiosk, new EasyPay website and EasyPay WAP (mobile). We have discontinued certain inefficient processing services, such as hosting of financial institution servers. We expect these refocusing efforts at EasyPay to provide additional capacity and resources, without negatively affecting operating margin. FIHRST continued marketing of its new web-based platform, Helios, while MediKredit signed agreements with new providers, including public hospitals, private hospitals and specialist doctors, and has commenced adjudication and processing activities for these providers.

     Outside South Africa

          Republic of Korea - KSNET

     The KSNET management team has commenced a number of strategic initiatives in the Republic of Korea to maintain and expand our current market share and to grow into adjacent markets. We have embarked on a number of medium-term initiatives which will be funded from our existing Korean cash reserves. We do not expect to use funds generated by our other operations to fund these initiatives in Korea. These initiatives are beginning to yield positive results as we have grown market share, however, the competitive value added network environment in Korea has resulted in a nominal anticipated loss of operation margin. We expect this competitive environment to continue for the foreseeable future, and expect further nominal margin loss in the short to medium-term.

          XeoHealth

     During the second quarter of fiscal 2012, we commenced processing 4010 and 5010 data, including capitation information and creating state reporting claims files for Community Behavioral Health, or CBH, a not-for-profit corporation contracted by the City of Philadelphia to provide behavioral health services for Philadelphia Medicaid recipients. XeoHealth licenses its XeoRulesTM SaaS offering to CBH including implementation services. XeoHealth has recognized implementation revenue during the implementation phase and recurring transaction-based revenue from December 2011 from this account.

     XeoHealth has been subcontracted by Cognosante LLC a U.S. provider of health IT services to state and federal agencies and regional health organizations, to assist with the provision of recovery audit contractor, or RAC, services to the North Dakota Department of Human Services, Medical Services Division. XeoHealth will earn a fee based on a percentage of the final recoveries identified by our XeoRulesTM claims auditing service for the past five years, as well as the desk review recovery referrals identified through our XeoRulesTM engine until June 30, 2013. In addition to the North Dakota RAC, XeoHealth has also been subcontracted by Cognosante to provide both the automated audit as well the analysis services as required by the RAC for the State of Missouri Medicaid. XeoHealth will be compensated based on a percentage of the final recoveries identified by our XeoRulesTM claims re-adjudicating service for the audit period of three years, as well as the desk review recovery referrals identified through our XeoRulesTM engine. We expect XeoHealth to commence providing RAC services by March 2012.

     XeoRulesTM is XeoHealth’s internally developed 5010 and ICD-10 enabled real-time claims adjudication engine. XeoRulesTM significantly reduces the time and radically improves the efficiency and accuracy of healthcare claims adjudication and data processing. We continue to enjoy significant interest from various participants in the U.S. healthcare industry in our solution for the current and newly updated Health Insurance Portability and Accountability Act mandated electronic data interchange transactions.

          Mobile Virtual Card

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

     The Banamex VCPay™ initiative in Mexico is currently in the system integration testing phase, with hardware having been deployed and prepared for launch in the fourth quarter of fiscal 2012. We believe that this first implementation of our VCPay™ technology in Latin America, spearheaded by one of the largest financial institutions in the region, as a catalyst to increase the footprint of VCPay™ services in the region.

          The African Continent and Iraq

     During fiscal 2012, NUETS recorded revenue from transaction fees and the delivery of UEPS-enabled smartcards under its contract with the government of Iraq. NUETS expects to generate ongoing revenues from transaction fees under the Iraqi contract during fiscal 2012. NUETS has entered the second phase of its initiative in Ghana and now generates recurring income in the form of hardware and software maintenance fees.

     NUETS continued to service its current customers on the African continent and in Iraq and continued its business development efforts, including responding to a number of tenders, in multiple countries on the African continent during the year. In addition, NUETS has developed a limited investment / software as a service business model and we expect to deploy the UEPS technology in selected African markets using this approach during the second half of fiscal 2012.

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

     Recent accounting pronouncements adopted

     No new accounting pronouncements were adopted by us during the three months ended December 31, 2011.

     Recent accounting pronouncements not yet adopted as of December 31, 2011

     Refer to note 1 to the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2011, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2011	2010(1)	2011	2010(1)	2011(2)
ZAR : $ average exchange rate	8.1146	6.9296	7.6251	7.1436	7.0286
Highest ZAR : $ rate during period	8.6005	7.1754	8.6005	7.7809	7.7809
Lowest ZAR : $ rate during period	7.6525	6.5708	6.6096	6.5708	6.4925
Rate at end of period	8.1421	6.6468	8.1421	6.6468	6.8449

KRW : $ average exchange rate	1,148	1,140	1,115	1,140	1,113
Highest KRW : $ rate during period	1,202	1,169	1,202	1,169	1,169
Lowest KRW : $ rate during period	1,101	1,098	1,029	1,098	1,059
Rate at end of period	1,160	1,134	1,160	1,134	1,079

(1)	– KRW : $ average, highest and lowest exchange rates are from November 1, 2010 to December 31, 2010;
(2)	– KRW : $ average, highest and lowest exchange rates are from November 1, 2010 to June 30, 2011.

     Translation exchange rates

     We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2011 and 2010, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months		Six months ended		Year ended
	ended December 31,		December 31,		June 30,
	2011	2010	2011	2010	2011
Income and expense items: $1 = ZAR .	8.1752	6.9402	7.8197	7.1410	6.9962
Income and expense items: $1 = KRW	1,149	1,116	1,118	1,116	1,121

Balance sheet items: $1 = ZAR	8.1421	6.6468	8.1421	6.6468	6.8449
Balance sheet items: $1 = KRW	1,160	1,134	1,160	1,134	1,079

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

     Three and six months ended December 31, 2010, results do not include Eason and SmartLife and include KSNET from November 1, 2010. In addition, the following discussion gives effect to the reallocation of certain activities among our business segments as described in note 15 to the unaudited condensed consolidated financial statements.

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

     Second quarter of fiscal 2012 compared to second quarter of fiscal 2011

     The following factors had an influence on our results of operations during the second quarter of fiscal 2012 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 18% against the ZAR during the second quarter of fiscal 2012 which negatively impacted our reported results;
  Net taxation benefit related to the replacement of STC with a dividends withholding tax in South Africa: As a result of a recent change in South African tax law that will replace STC with a dividends withholding tax, our tax expense decreased by $11.8 million, as we recorded a $20.0 million deferred tax benefit which was offset by an $8.2 million foreign tax credit valuation allowance (please refer to note 16 to the unaudited condensed consolidated financial statements);
  Inclusion of revenue contribution from KSNET at lower operating margin (before acquired intangible asset amortization) than our legacy business: The inclusion of KSNET for a full fiscal quarter contributed to an increase in revenues for the second quarter of fiscal 2012; however, because KSNET has an operating margin (before acquired intangible asset amortization) that is lower than our legacy businesses, it reduced our overall operating margin. KSNET also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Lower revenues from hardware, software and related technology sales segment: Hardware, software and related technology sales were adversely impacted by lower revenues from all major segment contributors;
  Lower intangible asset amortization related to acquisition: Additional intangible asset amortization related to the acquisitions of KSNET and Eason was more than offset by the full impairment of Net1 UTA’s intangibles in 2011;
  Lower interest income and increased interest expense resulting from KSNET acquisition: We paid the KSNET purchase price with a combination of cash and long-term debt, which reduced interest income and increased interest expense; and
  Fiscal 2011 unrealized foreign exchange gain and transaction-related expenses: During the second quarter of fiscal 2011, we recognized in selling, general and administration expense, an unrealized foreign exchange gain of $2.7 million and incurred transaction-related expenses of $1.8 million, primarily for the acquisition of KSNET.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

		In United States Dollars
Table 3		(US GAAP)
		Three months ended December 31,
		2011		2010	$	%
	$	’000	$	’000		change
Revenue		92,058		89,011		3%
Cost of goods sold, IT processing, servicing and support		34,168		29,182		17%
Selling, general and administration		28,872		28,763		0%
Depreciation and amortization		8,790		9,092		(3)%
Operating income		20,228		21,974		(8)%
Interest income		1,820		1,350		35%
Interest expense		2,355		3,430		(31)%
Income before income taxes		19,693		19,894		(1)%
Income tax (benefit) expense		(5,378)		9,836		nm
Net income before loss from equity-accounted investments		25,071		10,058		149%
Income (Loss) from equity-accounted investments		19		(166)		(111)%
Net income		25,090		9,892		154%
Add net loss attributable to non-controlling interest		(4)		(56)		(93)%
Net income attributable to us		25,094		9,948		152%

	In South African Rand
Table 4	(US GAAP)
	Three months ended December 31,
	2011	2010	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	752,593	617,754	22%
Cost of goods sold, IT processing, servicing and support	279,331	202,529	38%
Selling, general and administration	236,034	199,621	18%
Depreciation and amortization	71,860	63,101	14%
Operating income	165,368	152,503	8%
Interest income	14,879	9,369	59%
Interest expense	19,253	23,805	(19)%
Income before income taxes	160,994	138,067	17%
Income tax (benefit) expense	(43,966)	68,264	(164)%
Net income before loss from equity-accounted investments	204,960	69,803	194%
Income (Loss) from equity-accounted investments	155	(1,152)	(113)%
Net income	205,115	68,651	199%
Add net loss attributable to non-controlling interest	(33)	(389)	(92)%
Net income attributable to us	205,148	69,040	197%

     Analyzed in ZAR, the increase in revenue was primarily due to the inclusion of KSNET for a full quarter, modest growth in our pension and welfare business, higher prepaid airtime sales resulting from the Eason acquisition, an increase in the number of UEPS-based loans made, and higher utilization of our UEPS system in Iraq.

     Analyzed in ZAR, the increase in cost of goods sold, IT processing, servicing and support was primarily due to the inclusion of KSNET for a full quarter and higher prepaid airtime sales resulting from the Eason acquisition.

     The increase in selling, general and administration expense as of result of the KSNET acquisition was offset by lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods. During the second quarter of fiscal 2011, selling, general and administration expense included an unrealized gain of $2.7 million (ZAR 19.1 million) on a foreign exchange contract related to an intercompany dividend from South Africa to the United States which was used to partially fund the acquisition of KSNET and transaction-related costs of $1.8 million (ZAR 12.3 million), primarily for the KSNET acquisition.

     Our operating income margin for the second quarter of fiscal 2012 and 2011 was 22% and 25%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment.” The decrease is attributable to a lower operating margins from our South African transaction-based activities (primarily as a result of the inclusion of Eason) and an unrealized foreign exchange gain during fiscal 2011, which was offset by lower stock-based compensation charges and fiscal 2011 transaction-related costs.

     In ZAR, depreciation and amortization increased primarily as a result of higher KSNET depreciation as well as acquisition-related KSNET intangible asset amortization for a full quarter, which was partially offset by the full impairment of Net1 UTA intangibles in 2011. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 5	December 31,
	2011	2010
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	4,913	5,914
South African transaction-based activities	1,697	1,437
International transaction-based activities	3,128	2,032
Hardware, software and related technology sales (1)	88	2,445

     (1) Three months ended December 31, 2010, includes Net1 UTA customer relationship amortization of $2.3 million.

	Three months ended
Table 6	December 31,
	2011	2010
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	40,170	41,047
South African transaction-based activities	13,881	9,973
International transaction-based activities	25,572	14,102
Hardware, software and related technology sales (1)	717	16,972

     (1) Three months ended December 31, 2010, includes Net1 UTA customer relationship amortization of ZAR 15.8 million.

     Interest on surplus cash increased to $1.8 million (ZAR 14.9 million) from $1.4 million (ZAR 9.4 million). The increase resulted primarily from higher average daily ZAR cash balances, offset by lower deposit rates resulting from the decrease in the South African prime interest rate to an average of 9.00% from 9.27% .

     Excluding the impact of amortized debt facility fees of $0.1 million (ZAR 0.8 million) and $1.7 million (ZAR 12.0 million), respectively, interest expense increased to $2.3 million (ZAR 18.4 million) from $1.7 million (ZAR 11.8 million) due to the incurrence of long-term debt to fund a portion of the KSNET purchase price in 2011.

     Total 2012 tax benefit was $5.4 million (ZAR 44.0 million) compared to total tax expense of $9.8 million (ZAR 68.3 million) in 2011 and our effective tax rate decreased to (27.3%) from 49.4% .. The tax benefit includes $20.0 million benefit related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. The reduction in our effective tax rate was primarily due to the tax law change and fewer non-deductible expenses, including stock-based compensation charges and acquisition-related expenses, which were offset by the creation of a valuation allowance and non-deductible interest expenses related to our Korean long-term debt.

     Net income from equity-accounted investments increased primarily due to an increase in transaction fees generated by SmartSwitch Namibia.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income (loss) are illustrated below.

Table 7		In United States Dollars (US GAAP)
		Three months ended December 31,
		2011	% of		2010	% of	%
Operating Segment	$	’000	total	$	’000	total	change
Consolidated revenue:
SA transaction-based activities		46,448	50%		46,737	53%	(1)%
International transaction-based activities		28,835	31%		17,385	20%	66%
Smart card accounts		7,264	8%		8,434	9%	(14)%
Financial services		1,944	2%		1,651	2%	18%
Hardware, software and related technology sales		7,567	9%		14,804	16%	(49)%
Total consolidated revenue		92,058	100%		89,011	100%	3%
Consolidated operating income (loss):
SA transaction-based activities		15,766	78%		18,578	85%	(15)%
Operating income before amortization		17,463			20,015		(13)%
Amortization of intangible assets		(1,697)			(1,437)		18%
International transaction-based activities		241	1%		139	1%	73%
Operating income (loss) before amortization .		3,369			2,171		55%
Amortization of intangible assets		(3,128)			(2,032)		nm
Smart card accounts		3,302	16%		3,832	17%	(14)%
Financial services		1,026	5%		1,028	5%	0%
Hardware, software and related technology sales		909	4%		(49	0%	nm
Operating income (loss) before amortization .		997			2,396		(58)%
Amortization of intangible assets		(88)			(2,445)		(96)%
Corporate/eliminations		(1,016)	(4)%		(1,554)	(8)%	(35)%
Total consolidated operating income		20,228	100%		21,974	100%	(8)%

Table 8	In South African Rand (US GAAP)
	Three months ended December 31,
	2011		2010
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	379,722	50%	324,364	53%	17%
International transaction-based activities	235,732	31%	120,655	20%	95%
Smart card accounts	59,385	8%	58,534	9%	1%
Financial services	15,893	2%	11,458	2%	39%
Hardware, software and related technology sales	61,861	9%	102,743	16%	(40)%
Total consolidated revenue	752,593	100%	617,754	100%	22%
Consolidated operating income (loss):
SA transaction-based activities	128,890	78%	128,935	85%	0%
Operating income before amortization	142,771		138,908		3%
Amortization of intangible assets	(13,881)		(9,973)		39%
International transaction-based activities	1,970	1%	964	0%	104%
Operating income (loss) before amortization .	27,542		15,066		83%
Amortization of intangible assets	(25,572)		(14,102)		nm
Smart card accounts	26,995	16%	26,595	17%	2%
Financial services	8,388	5%	7,134	5%	18%
Hardware, software and related technology sales	7,431	4%	(340	0%	nm
Operating income (loss) before amortization .	8,148		16,632		(51)%
Amortization of intangible assets	(717)		(16,972)		(96)%
Corporate/eliminations	(8,306)	(4)%	(10,785)	(7)%	(23)%
Total consolidated operating income	165,368	100%	152,503	100%	8%

          South African transaction-based activities

     This segment includes the results of the Eason prepaid airtime and electricity business with effect from October 3, 2011. We operate as a reseller of non-refundable virtual prepaid airtime vouchers that we purchase from mobile-phone operators and sell to retailers; and earn a commission from the sale of prepaid electricity. The cost of the prepaid airtime vouchers is recorded in cost of goods sold, IT processing, servicing and support. Margins on the sale of prepaid airtime vouchers are significantly lower than those generated by our other business in this segment and therefore, as we expand into the prepaid airtime market in South Africa, we expect higher revenue and cost of goods sold, IT processing, servicing and support in this operating segment.

     In ZAR, increases in segment revenue were primarily due to modest growth in our pension and welfare business, higher prepaid airtime sales resulting primarily from the Eason acquisition and increased transaction volumes in merchant acquiring and MediKredit. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Our operating income margin for the second quarter of fiscal 2012 and 2011 was 34% and 40%, respectively, and has declined due to the inclusion of increased low-margin prepaid airtime sales and Eason intangible asset amortization.

          Pension and welfare operations:

     Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment. See also discussion under “—Recent Developments—South Africa—New SASSA contract.” for a description of our new SASSA contract.

     As we transition into our new contract with SASSA, and provide our distribution service throughout all nine provinces in South Africa, we expect that the percentage of our segment revenues that we will derive from our pension and welfare operations will increase significantly. However, we also expect that as we roll out our distribution service on a national basis, we will incur significant increases in all our operating expenses for additional employees, security, bank charges, vehicle maintenance and fuel, insurance and telecommunications and data transmission. We expect our new contract to be beneficial to us over the contract period despite our current expectation of negative operating margins during the next three quarters due to expansion and new establishment costs to meet the terms of the new contract. We currently expect to be fully phased-in by the second quarter of fiscal 2013.

South African transaction processors:

The table below presents the total volume and value processed during the second quarter of fiscal 2012 and 2011:

Table 9

	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
	Three months ended		Three months ended		Three months ended
Transaction	December 31,		December 31,		December 31,
processor	2011	2010	2011	2010	2011	2010
EasyPay(1)	107,786	190,182	2,782,124	6,282,609	22,744,423	43,602,564
Remaining core	107,341	129,351	2,762,745	3,932,177	22,585,997	27,290,096
Discontinued	445	60,831	19,379	2,350,432	158,426	16,312,468
MediKredit	2,334	2,171	135,387	112,426	1,106,818	780,258
FIHRST	6,268	5,691	2,509,453	2,592,735	20,515,278	17,994,096

     (1) – includes Eason prepaid airtime and electricity volume and value from October 1, 2011 and restated to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

     In addition, during the second quarter of fiscal 2012, one of EasyPay’s large customers decided to perform its EFT/switching activities in-house, which had an adverse impact on our volumes. EasyPay has retained its value-added-services relationship with this customer and therefore the overall impact to revenue and profitability is modest. MediKredit volumes and values were higher due to increased adjudication and processing activities for new providers, including public hospitals, private hospitals and specialist doctors. FIHRST volumes and values increased due to an increased number of customers (volumes and values) and higher once off off-payroll (salary; bonus and; statutory and third-party deductions) amounts paid (values).

          Key statistics of our merchant acquiring system:

     The key statistics and indicators of our merchant acquiring system during the second quarter of fiscal 2012 and 2011, in each of the South African provinces where we distribute social welfare grants are summarized in the table below:

Table 10	Three months ended
	December 31,
	2011	2010
Total POS devices installed as of period end	5,034	4,823
Number of participating UEPS retail locations as of period end	2,485	2,562
Value of transactions processed through POS devices during the quarter (1) (in $ ’000)	404,551	393,691
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in $ ’000)	415,369	394,924
Value of transactions processed through POS devices during the quarter (1) (in ZAR ’000)	3,282,747	2,728,101
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in ZAR ’000)	3,370,534	2,736,648
Number of grants paid through POS devices during the quarter (1)	4,687,607	4,580,255
Number of grants paid through POS devices during the completed pay cycles for the quarter (2)	4,820,153	4,599,893
Average number of grants processed per terminal during the quarter (1)	947	955
Average number of grants processed per terminal during the completed pay cycles for the quarter (2)	974	959

     (1) Refers to events occurring during the quarter (i.e., based on three calendar months).
     (2) Refers to events occurring during the completed pay cycle.

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by start-up expenditures related to our XeoHealth launch in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by revenue contributions from KSNET, XeoHealth and NUETS’ initiative in Iraq.

     Our results for the second quarter of fiscal 2012 include KSNET intangible asset amortization for a full quarter.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45%.

     In ZAR, revenue from the provision of smart card accounts was relatively constant on a year-over-year basis. A total number of 3,578,515 smart card accounts were active at December 31, 2011, compared to 3,520,558 active accounts as at December 31, 2010.

          Financial services

     Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants. We now insure the UEPS-based lending book through SmartLife against default and thus no allowance will be required in future periods. However, under our new insurance contract with SmartLife we were prohibited from claiming losses on the insurance book for three months, and have recorded a loss from UEPS-based lending of approximately $0.05 million (ZAR 0.4 million). UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. We continue to incur start-up expenditures related to our SmartLife business and other financial services offerings. SmartLife did not contribute significantly to our operating income in the second quarter of fiscal 2012 as it had not commenced operating activities under its new business model.

     Operating income margin for the financial services segment decreased to 53% from 62%, primarily as a result of startup expenditures related to SmartLife and other financial services offerings, which was offset by increased UEPS-based lending activities (and the loss from being unable to claim losses for three months).

          Hardware, software and related technology sales

     The decrease in revenue and operating income was due to a lower contribution from all contributors to hardware and software sales. Net1 UTA has successfully contained its operating costs and generated higher-margin ad hoc service and development revenues during the second quarter of fiscal 2012. Our operating margin of 13% for the second quarter of fiscal 2012 is comparable with 16% generated during fiscal 2011. Significant quarter over quarter fluctuations in revenue, operating income and operating margin are expected due to ad hoc orders in this operating segment

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia and SmartSwitch Botswana), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate our portion of the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affect our revenues and operating income in this segment from period to period.

          Corporate/eliminations

     The decrease in our corporate expenses resulted primarily from lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods. These expense reductions were offset by higher corporate head office-related expenses. In addition, our second quarter of fiscal 2011 results include transaction related expenditures of $1.8 million (ZAR 12.3 million) and a unrealized gain on a foreign exchange contract of $2.7 million (ZAR 19.1 million) related to an intercompany dividend from South Africa to the United States which was used to partially fund the acquisition of KSNET.

     Our corporate expenses also include expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     First half of fiscal 2012 compared to first half of fiscal 2011

     The following factors had an influence on our results of operations during the first half of fiscal 2012 as compared with the same period in the prior year:

  Unfavorable impact from the weakness of the US dollar: The US dollar appreciated by 10% against the ZAR during the second quarter of fiscal 2012 which negatively impacted our reported results;
  Net taxation benefit related to the replacement of STC with a dividends withholding tax in South Africa: As a result of a recent change in South African tax law that will replace STC with a dividends withholding tax, our tax expense decreased by $10.1 million, as we recorded a $18.3 million deferred tax benefit which was offset by an $8.2 million foreign tax credit valuation allowance (please refer to note 16 to the unaudited condensed consolidated financial statements);
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
  Intangible asset amortization related to acquisition: Additional intangible asset amortization related to the acquisition of KSNET and Eason was offset by the full impairment of Net1 UTA’s intangibles in 2011;
  Lower interest income and increased interest expense resulting from KSNET acquisition: We paid the KSNET purchase price with a combination of cash and long-term debt, which reduced interest income and increased interest expense;
  Profit on liquidation of SmartSwitch Nigeria: We recorded a non-cash profit of $4.0 million on the liquidation of SmartSwitch Nigeria in fiscal 2012; and
  Fiscal 2011 transaction-related expenses: During the first half of fiscal 2011, we recognized in selling, general and administration expense, transaction-related expenses of $5.1 million, primarily for the acquisition of KSNET.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

		In United States Dollars
Table 11		(US GAAP)
		Six months ended December 31,
		2011		2010	$	%
	$	’000	$	’000		change
Revenue		191,984		153,294		25%
Cost of goods sold, IT processing, servicing and support		67,112		47,249		42%
Selling, general and administration		55,929		59,089		(5)%
Depreciation and amortization		17,869		13,996		28%
Operating income		51,074		32,960		55%
Interest income		3,817		4,434		(14)%
Interest expense		4,971		3,678		35%
Income before income taxes		49,920		33,716		48%
Income tax expense		5,174		16,043		(68)%
Net income before loss from equity-accounted investments		44,746		17,673		153%
Income (Loss) from equity-accounted investments		104		(382)		(127)%
Net income		44,850		17,291		159%
Add net loss attributable to non-controlling interest		(12)		(86)		(86)%
Net income attributable to us		44,862		17,377		158%

	In South African Rand
Table 12	(US GAAP)
	Six months ended December 31,
	2011	2010	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,501,257	1,094,672	37%
Cost of goods sold, IT processing, servicing and support	524,795	337,406	56%
Selling, general and administration	437,348	421,954	4%
Depreciation and amortization	139,730	99,945	40%
Operating income	399,384	235,367	70%
Interest income	29,848	31,663	(6)%
Interest expense	38,872	26,265	48%
Income before income taxes	390,360	240,765	62%
Income tax expense	40,459	114,563	(65)%
Net income before loss from equity-accounted investments	349,901	126,202	177%
Income (Loss) from equity-accounted investments	813	(2,728)	(130)%
Net income	350,714	123,474	184%
Add net loss attributable to non-controlling interest	(94)	(614)	(85)%
Net income attributable to us	350,808	124,088	183%

     Analyzed in ZAR, the increase in revenue was primarily due to the inclusion of KSNET, modest growth in our pension and welfare business, higher prepaid airtime sales resulting from the Eason acquisition, an increase in the number of UEPS-based loans made, and higher utilization of our UEPS system in Iraq.

     Analyzed in ZAR, cost of goods sold, IT processing, servicing and support was higher primarily due to the inclusion of KSNET.

     The increase in selling, general and administration expense as of result of the KSNET acquisition was offset by lower stock-based compensation charge, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million. During the first half of fiscal 2011, selling, general and administration expense included transaction-related costs of $5.1 million (ZAR 36.6 million), primarily for the KSNET acquisition.

     Our operating income margin for the first half of fiscal 2012 and 2011 was 27% and 22%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the increase is attributable to lower stock-based compensation charges and the non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million in the first half of fiscal 2012 compared with fiscal 2011 and transaction-related costs during fiscal 2011.

     In ZAR, depreciation and amortization increased primarily as a result of KSNET intangible asset amortization, but was partially offset by the full impairment of Net1 UTA intangibles in 2011. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Six months ended
Table 13	December 31,
	2011	2010
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	9,655	9,588
South African transaction-based activities	3,042	2,793
International transaction-based activities	6,430	2,032
Hardware, software and related technology sales (1)	183	4,763

     (1) Six months ended December 31, 2010, includes Net1 UTA customer relationship amortization of $4.4 million.

	Six months ended
Table 14	December 31,
	2011	2010
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	75,500	68,473
South African transaction-based activities	23,784	19,945
International transaction-based activities	50,281	14,511
Hardware, software and related technology sales (1)	1,435	34,017

     (1) Six months ended December 31, 2010, includes Net1 UTA customer relationship amortization of ZAR 31.7 million.

     Interest on surplus cash decreased to $3.8 million (ZAR 29.8 million) from $4.4 million (ZAR 31.7 million). The decrease resulted primarily from lower average daily ZAR cash balances as a result of the payment of a portion of the KSNET purchase price in cash as well as lower deposit rates resulting from the decrease in the South African prime interest rate from an average of approximately 9.58% to 9.00% per annum.

     Interest expense increased to $5.0 million (ZAR 38.9 million) from $3.7 million (ZAR 26.3 million) due to the incurrence of long-term debt to fund a portion of the KSNET purchase price. Interest expense for the first half of fiscal 2012 and 2011, includes amortized debt facility fees of $0.2 million (ZAR 1.6 million) and $1.7 million (ZAR 12.3 million), respectively.

     Total 2012 tax expense decreased to$5.2 million (ZAR 40.5 million) from$16.0 million (ZAR 114.6 million) in 2011 and our effective tax rate decreased to 10.3% from 47.6% . Our 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. The reduction in our effective tax rate was primarily due to the tax law change, a non-taxable profit on liquidation of SmartSwitch Nigeria and fewer non-deductible expenses, including stock-based compensation charges and acquisition-related expenses, which was offset by non-deductible interest expenses related to our Korean long-term debt.

     Net income from equity-accounted investments increased primarily due to an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income (loss) are illustrated below.

Table 15	In United States Dollars (US GAAP)
	Six months ended December 31,
	2011	% of	2010	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
SA transaction-based activities	96,350	50%	91,626	60%	5%
International transaction-based activities	59,090	31%	17,855	12%	231%
Smart card accounts	15,516	8%	16,404	11%	(5)%
Financial services	4,055	2%	2,901	2%	40%
Hardware, software and related technology sales	16,973	9%	24,508	27%	(31)%
Total consolidated revenue	191,984	100%	153,294	100%	25%
Consolidated operating income (loss):
SA transaction-based activities	35,949	70%	36,326	110%	(1)%
Operating income before amortization	38,991		39,119		0%
Amortization of intangible assets	(3,042)		(2,793)		9%
International transaction-based activities	925	2%	(569)	(2)%	(263)%
Operating income (loss) before amortization .	7,355		1,463		403%
Amortization of intangible assets	(6,430)		(2,032)		216%
Smart card accounts	7,052	14%	7,454	23%	(5)%
Financial services	2,437	5%	1,825	6%	34%
Hardware, software and related technology sales	2,846	6%	(2,388)	(7)%	nm
Operating income (loss) before amortization .	3,029		2,375		28%
Amortization of intangible assets	(183)		(4,763)		(96)%
Corporate/eliminations	1,865	3%	(9,688)	(30)%	(119)%
Total consolidated operating income	51,074	100%	32,960	100%	55%

Table 16	In South African Rand (US GAAP)
	Six months ended December 31,
	2011		2010
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
SA transaction-based activities	753,428	50%	654,301	60%	15%
International transaction-based activities	462,066	31%	127,503	12%	262%
Smart card accounts	121,330	8%	117,141	11%	4%
Financial services	31,709	2%	20,716	2%	53%
Hardware, software and related technology sales	132,724	9%	175,011	27%	(24)%
Total consolidated revenue	1,501,257	100%	1,094,672	100%	37%
Consolidated operating income (loss):
SA transaction-based activities	281,110	70%	259,404	110%	8%
Operating income before amortization	304,894		279,349		9%
Amortization of intangible assets	(23,784)		(19,945)		19%
International transaction-based activities	7,233	2%	(4,063)	(2)%	(278)%
Operating income (loss) before amortization .	57,514		10,448		450%
Amortization of intangible assets	(50,281)		(14,511)		247%
Smart card accounts	55,145	14%	53,229	23%	4%
Financial services	19,057	5%	13,032	6%	46%
Hardware, software and related technology sales	22,255	6%	(17,053)	(7)%	nm
Operating income (loss) before amortization .	23,690		16,964		40%
Amortization of intangible assets	(1,435)		(34,017)		(96)%
Corporate/eliminations	14,584	3%	(69,182)	(30)%	(121)%
Total consolidated operating income	399,384	100%	235,367	100%	70%

          South African transaction-based activities

     In ZAR, the increases in segment revenue were primarily due to modest growth in our pension and welfare business and increased transaction volumes at MediKredit. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Our operating income margin for the second quarter of fiscal 2012 and 2011 was 37% and 40%, respectively, and has declined due to higher low margin prepaid airtime sales and higher intangible asset amortization attributable to the Eason acquisition.

          Pension and welfare operations:

     Modest revenue growth as well as operational efficiencies contributed directly to the increase in our operating income.

          South African transaction processors:

     The table below presents the total volume and value processed during the first half of fiscal 2012 and 2011:

Table 17
	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
	Six months ended		Six months ended		Six months ended
Transaction	December 31,		December 31,		December 31,
processor	2011	2010	2011	2010	2011	2010
EasyPay	251,022	366,202	6,936,135	11,677,083	54,238,500	81,041,292
Remaining core	226,626	251,344	6,158,394	7,374,136	48,156,795	51,177,982
Discontinued	24,396	114,858	777,741	4,302,947	6,081,705	29,863,310
MediKredit	5,180	4,714	296,093	227,141	2,315,358	1,622,016
FIHRST	12,107	11,183	4,932,399	4,613,548	38,569,883	32,945,344

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

     Activity in our South African transaction processors volumes and values are discussed under “—Second quarter of fiscal 2012 compared to the second quarter of fiscal 2011—Results of operations by operating segment—South African transaction-based activities— South African transaction processors:”.

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by start-up expenditures related to our multiple XeoHealth launches in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by revenue contributions from KSNET, XeoHealth and NUETS’ initiative in Iraq.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45%.

     In ZAR, revenue from the provision of smart card accounts was relatively constant on a year-over-year basis. A total number of 3,578,515 smart card accounts were active at December 31, 2011, compared to 3,520,558 active accounts as at December 31, 2010.

          Financial services

     Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants.

     Operating income margin for the financial services segment decreased to 60% from 63%, primarily as a result of startup expenditures related to our SmartLife business and other financial services offerings, offset by increased UEPS-based lending activities.

          Hardware, software and related technology sales

     The decrease in revenue and operating income was due to a lower contribution from all contributors to hardware and software sales. Net1 UTA has successfully contained its operating costs and generated higher-margin ad hoc service and development revenues during the first half of fiscal 2012. The increase in operating margin to 18% compared with an operating loss margin of 10% is attributable to the sale of more software and license revenues in 2012, which contribute higher margins compared to hardware sales.

          Corporate/eliminations

     The decrease in our corporate expenses resulted primarily from lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the $4.0 million profit related to the liquidation of SmartSwitch Nigeria. These expense reductions were offset by higher corporate head office-related expenses. In addition, our first half of fiscal 2011 results includes transaction related expenditures of $5.1 million (ZAR 36.6 million).

Liquidity and Capital Resources

     As we transition into a new service level agreement with SASSA, and provide our distribution service throughout all nine provinces in South Africa, we expect to invest significant amounts of our surplus ZAR-denominated cash balances in capital expenditures over the next 18 months, including for modified payment vehicles, information technology infrastructure and processing equipment and smart cards. We believe that we have sufficient cash reserves and credit facilities to fund these additional capital expenditures. As described above in our discussion of our pension and welfare operations, we also expect to incur significantly higher operating expenses and in the future. We expect to fund these expenses primarily from cash generated from operations under our new contract with SASSA.

     In addition, to the extent we receive any proceeds from the exercise of the option we have agreed to grant to the BEE special purpose entity, we expect to use those funds to repay our Korean debt, repurchase our common stock, make acquisitions, invest in capital expenditures and working capital to fund organic growth and for other general corporate purposes, or a combination of the foregoing.

     We currently believe that our cash and credit facilities described below are sufficient to fund our future operations for at least the next four quarters.

     Our business has historically generated and continues to generate high levels of cash. At December 31, 2011, our cash balances were $80.8 million, which comprised mainly ZAR-denominated balances of ZAR 445.9 million ($54.8 million), KRW-denominated balances of KRW 22.8 billion ($19.7 million) and US dollar-denominated balances of $5.0 million and other currency deposits, primarily euro, of $1.4 million. The decrease in our cash balances from June 30, 2011, has resulted primarily from a strengthening in the USD against the ZAR, offset by an increase in cash generated from operations.

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

     We have a South African short-term credit facility of approximately ZAR 250 million ($30.7 million) which remained fully undrawn as of December 31, 2011.

     During the second quarter of fiscal 2012 we received $4.9 million, net, in cash, in final settlement of any and all claims and contractual adjustments between us and the former shareholders of KSNET. Our Korean debt agreement required us to use the settlement proceeds to repay a portion of our outstanding debt thereunder. We made the prepayment on January 30, 2012.

     As of December 31, 2011, we had outstanding long-term debt of 122.4 billion KRW (approximately $105.5 million translated at exchange rates applicable as of December 31, 2011) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (3.57% as of December 31, 2011) plus a margin of 4.10% . Semi-annual principal payments of approximately $7.0 million (translated at exchange rates applicable as of December 31, 2011) are due commencing from October 2011, with final maturity scheduled for October 2015.

     Cash flows from operating activities

          Second quarter of fiscal 2012

     Net cash used in operating activities for the second quarter of fiscal 2012 was $6.2 million (ZAR 50.7 million) compared to $5.0 million (ZAR 34.5 million) for the second quarter of fiscal 2011. Excluding the impact of interest paid under our Korean debt and taxes presented in the table below, the increase in cash used in operating activities resulted from timing of receipts of accounts receivable in our South African transaction-based activities operating segment.

     During the second quarter of fiscal 2012, we paid South African tax of $15.0 million (ZAR 123.3 million) related to our 2012 tax year and provisional Korean taxes of $0.5 million related to our tax year ended December 31, 2011. During the second quarter of fiscal 2011, we made South African tax payments of $16.6 million (ZAR 113.7 million) related to our 2011 tax year and provisional Korean taxes of $0.5 million related to our tax year ended December 31, 2010. In addition, during the second quarter of fiscal 2011 we paid STC of $13.6 million (ZAR 95 million) related to intercompany dividends paid from South Africa to the United States.

     Taxes paid during the second quarter of fiscal 2012 and 2011 were as follows:

Table 18	Quarter ended December 31,
	2011	2010	2011	2010
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	15,014	16,565	123,271	113,708
Third provisional payments	-	335	-	2,296
Taxation paid related to prior years	103	-	842	-
Taxation refunds received	(127)	-	(1,031)	-
Secondary taxation on companies	1,485	13,592	12,115	95,000
Total South African taxes paid	16,475	30,492	135,197	211,004
Foreign taxes paid: Korea	499	531	3,983	3,713
Total tax paid	16,974	31,023	139,180	214,717

     We expect to pay STC of approximately $0.3 million (ZAR 2.5 million) in South Africa in the third quarter of fiscal 2012.

     First half of fiscal 2012

     Net cash provided by operating activities for the first half of fiscal 2012 was $21.0 million (ZAR 164.4 million) compared to $25.2 million (ZAR 179.9 million) for the first half of fiscal 2011. Excluding the impact of interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from the timing of receipts of accounts receivable in our South African transaction-based activities operating segment offset by increased profitability.

     During the first half of fiscal 2012, we paid South African tax of $15.0 million (ZAR 123.3 million) related to our 2012 tax year and $3.5 million (ZAR 26.3 million) related to our 2011 tax year. We also paid provisional Korean taxes of $1.0 million related to our tax year ended December 31, 2011. During the first half of fiscal 2011, we made South African tax payments of $16.6 million (ZAR 113.7 million) related to our 2011 tax year and provisional Korean taxes of $0.5 million related to our tax year ended December 31, 2010. In addition, during the second quarter of fiscal 2011 we paid STC of $13.6 million (ZAR 95 million) related to intercompany dividends paid from South Africa to the United States.

     Taxes paid during the first half of fiscal 2012 and 2011 were as follows:

Table 19		Quarter ended December 31,
	2011	2010	2011	2010
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	15,014	16,565	123,271	113,708
Third provisional payments	-	335	-	2,296
Taxation paid related to prior years	3,504	1,774	26,303	12,716
Taxation refunds received	(284)	(172)	(2,096)	(1,302)
Secondary taxation on companies	1,485	13,592	12,115	95,000
Total South African taxes paid	19,719	32,094	159,593	222,418
Foreign taxes paid: Korea	1,036	531	7,793	3,713
Total tax paid	20,755	32,625	167,386	226,131

     Cash flows from investing activities

          Second quarter of fiscal 2012

     During the second quarter of fiscal 2012, we received a net settlement of $4.9 million from the former shareholders of KSNET. During the second quarter of fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET. We also paid $4.5 million (ZAR 36.4 million) for the Eason prepaid electricity and airtime business.

     Cash used in investing activities for the second quarter of fiscal 2012 includes capital expenditure of $5.1 million (ZAR 41.31 million), primarily for the acquisition of payment processing terminals in Korea, POS devices to service our merchant acquiring system in South Africa and payment vehicles to service pension and welfare beneficiaries.

     We received principal loan repayments from SmartSwitch Namibia of $0.03 million during each of the second quarter of fiscal 2012 and 2011, respectively.

     Cash used in investing activities for the second quarter of fiscal 2011 includes capital expenditure of $4.0 million (ZAR 27.8 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project, the acquisition of POS devices to service our merchant acquiring system and the replacement of motor vehicles.

          First half of fiscal 2012

     During the first half of fiscal 2012, we received a net settlement of $4.9 million from the former shareholders of KSNET. During the first half of fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET. We also paid $4.5 million (ZAR 36.4 million) for the Eason prepaid electricity and airtime business.

     Cash used in investing activities for the first half of fiscal 2012 includes capital expenditure of $9.6 million (ZAR 74.9 million), primarily for the acquisition of payment processing terminals in Korea, POS devices to service our merchant acquiring system in South Africa and payment vehicles to service pension and welfare beneficiaries.

     We received principal loan repayments from SmartSwitch Namibia of $0.06 million and $0.4 million during the first half of fiscal 2012 and 2011, respectively. In July 2010, we provided additional loan funding to VTU Colombia of approximately $0.4 million.

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

     Cash flows from financing activities

          Second quarter of fiscal 2012

     During the second quarter of fiscal 2012, we made a scheduled $7.2 million long-term debt repayment.

     During the second quarter of fiscal 2011, we incurred long-term debt to fund a portion of the KSNET purchase price and paid the facility fee of $3.1 million. In addition, we paid approximately $0.6 million for the remaining 19.9% of Net1 UTA.

          First half of fiscal 2012

     In addition to the cash flows from financing activities during the second quarter of fiscal 2012 described above, during the first half of fiscal 2012, we acquired 180,656 shares of our common stock for $1.1 million.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     As we discuss above under “—Liquidity and Capital Resources”, we expect that our capital expenditures will increase significantly over the next 18 months as we transition into our new SASSA contract. In addition to these capital expenditures, we expect that capital spending for the third quarter of fiscal 2012 will relate primarily to providing a switching service through EasyPay and expanding our operations in Korea.

     Our historical capital expenditures for the second quarter of fiscal 2012 and 2011 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of December 31, 2011, of $0.1 million related mainly to computer equipment ordered in order to maintain and expand activities. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of December 31, 2011:

Table 20	Payments due by Period, as of December 31, 2011 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	126,830	21,653	40,082	65,095	-
Operating lease obligations	3,542	2,070	1,029	443	-
Purchase obligations	1,108	1, 108	-	-	-
Other long-term obligations	25,519	-	-	-	25,519
Total	156,999	24,831	41,111	65,538	25,519

     (A) - Includes $105.5 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2011, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of December 31, 2011, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2011
Table 21			Estimated
annual
expected
	Annual		interest charge
	expected	Hypothetical	after change in
	interest	change in	Korean CD
	charge	Korean CD	rate
	($ ’000)	rate	($ ’000)
Interest on Korean long-term debt	8,092	1%	9,147
		(1)%	7,037

     The following table summarizes our exchange-traded equity securities with equity price risk as of December 31, 2011. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2011, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of December 31, 2011
Table 22
Hypothetical
			Estimated fair	Percentage
			value after	Increase
	Fair		hypothetical	(Decrease) in
	value	Hypothetical	change in price	Shareholders’
	($ ’000)	price change	($ ’000)	Equity
Exchange-traded equity securities	6,861	10%	7,547	0.21%
	6,861	(10)%	6,175	(0.21)%

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On February 8, 2012, AllPay Consolidated Investment Holdings (Pty) Ltd filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the recent SASSA tender process and is a current contractor to SASSA. We are included as one of several respondents in this proceeding. As a respondent, we are entitled to oppose the application, and we intend to do so. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. While we also believe this to be the case, we cannot predict when the proceeding will be resolved or its ultimate outcome.

     In addition, on February 3, 2012, another unsuccessful bidder and current contractor, Empilweni Payout Services (Pty) Ltd, has requested SASSA to provide it with all reasons for the award and information that we provided to SASSA in connection with the tender process. Empilweni filed a High Court application to compel SASSA to provide such reasons and information. We are opposing the application but cannot predict the outcome.

Item 1A. Risk Factors

     See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) governmental regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

     We have recently signed a new contract with SASSA for the distribution of pension and welfare benefits in all of South Africa’s nine provinces. While the new contract will substantially increase the number of beneficiaries to whom we distribute benefits, it will also increase our dependence on our pension and welfare business while also reducing our operating margins, at least in the near term. If we cannot successfully leverage an expanded beneficiary base to provide recipients with additional financial and other services, our financial performance may suffer.

     We currently distribute pension and welfare grants on behalf of SASSA in five of South Africa’s nine provinces. On January 17, 2012, SASSA awarded us a tender to provide payment services for social grants in all of South Africa’s nine provinces for a period of five years. We have recently signed a new contract with SASSA, which will replace our current contract.

     Although we expect our revenues from our new SASSA contract to increase as a result of the larger number of beneficiaries we will serve as we roll out our distribution service to all beneficiaries in all nine provinces, we also expect to incur significant increases in operating expenses. We will also be required to make significant capital expenditures to build out our infrastructure across South Africa, primarily in the additional four provinces where we currently do not provide a service. As a result, despite the higher volumes of payments, as we implement the new contract, these additional expenses are likely to result in lower operating margins in our pension and welfare business, both in the short-term and perhaps on a longer term basis. We could also encounter delays or unexpected expenses during the implementation phase of the contract, which could adversely affect us and require additional management time and attention. While we will seek to offset the additional increases in operating expenses and capital expenditures throughout the implementation of our SASSA contract by expanding the scope and volumes of financial and other services we can provide to our new and existing beneficiaries, we may not be successful in doing so, which could adversely affect our business, results of operations, operating cash flow and financial condition.

     Moreover, the expansion of our service offering to all nine South African provinces will increase our dependence on our contract with SASSA, which is and will continue to be our largest customer. While for a number of years, we derived a majority of our revenues from our SASSA contract, this percentage has been decreasing as a result of our efforts to diversify our business in South Africa and expand internationally. However, as we transition to our new SASSA contract, we expect that our pension and welfare will once again account for a majority of our revenues. If we were to lose all or part of these revenues for any reason, our business would suffer.

     Two of the unsuccessful tenderors have challenged SASSA’s award of the tender to us.

     On February 8, 2012, AllPay filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the recent SASSA tender process and is a current contractor to SASSA. We are included as one of several respondents in this proceeding. As a respondent, we are entitled to oppose the application, and we intend to do so. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. While we also believe this to be the case, we cannot predict when the proceeding will be resolved or its ultimate outcome. In addition, on February 3, 2012, another unsuccessful bidder and current contractor, Empilweni, has requested SASSA to provide it with all reasons for the award and information that we provided to SASSA in connection with the tender process. Empilweni filed a High Court application to compel SASSA to provide such reasons and information. We are opposing the application but cannot predict the outcome. If AllPay’s challenge is successful, the contract could be set aside. If Empilweni’s challenge is successful, some or all of our confidential tender submission may be disclosed, which could adversely affect our competitive position. It is also possible that other unsuccessful bidders may challenge the award. Our management may be required to expend significant time and resources in an attempt to defeat these challenges.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.20	Registration Rights Agreement dated November 10, 2011 between the Company and shareholders affiliated with General Atlantic LLC		8-K	99.1	November 16, 2011
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	x
32	Certification pursuant to 18 USC Section 1350	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2012.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director