Form 10-K/A
period 2011-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2012-04-03
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to________

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

As of August 27, 2011, 45,152,805 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Net 1 UEPS Technologies, Inc. (the “Company”, “we” or “us”) for the fiscal year ended June 30, 2011, as originally filed with the Securities and Exchange Commission (‘SEC”) on August 25, 2011 (the “Original Filing”). This Amendment No. 1 is being filed solely to revise Item 15 of the Original Filing to include an additional material agreement as Exhibit 10.20.

      This Form 10-K/A has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of the Original Filing has also been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and is attached as Exhibits 31.1, 31.2, and 32 to this report.

      Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through F-51 to the Original Filing.

2. Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008
3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009
4.1	Form of common stock certificate		S-1	4.1	June 20, 2005
10.1	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004
10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004
10.3	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005
10.4	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.		S-4/A	10.8	April 21, 2004
10.5	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards		S-4/A	10.10	April 21, 2004
10.6	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited		S-1	10.18	May 26, 2005
10.7	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited		S-1/A	10.16	July 19, 2005
10.8	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited		S-1	10.19	May 26, 2005

10.9	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited		S-1/A	10.19	July 19, 2005
10.10	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited		S-1/A	10.20	July 19, 2005
10.11	Banking Facility between Nedbank Limited and Net 1 Applied Technologies South Africa Limited dated as of April 30, 2010		10-K	10.13	August 26, 2010
10.12*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 28, 2009
10.13*	Form of Restricted Stock Agreement (employees)		10-K	10.40	August 29, 2007
10.14*	Form of Stock Option Agreement, under Amended and Restated Stock Incentive Plan		10-Q	10.48	November 6, 2008
10.15*	Form of Restricted Stock Agreement (non- employee directors)		10-K	10.15	August 25, 2011
10.16	Share Purchase Agreement, dated as of September 14, 2010, by and among Net 1 UEPS Technologies, Inc., Payment Services Asia LLC and H&Q NPS Van Investment, Ltd.		8-K	2.1	September 17, 2010
10.17	Senior Facilities Agreement dated October 29, 2010, between Net 1 Applied Technologies Korea, as borrower, Hana Daetoo Securities Co., Ltd., as mandated lead arranger, Shinhan Bank and Woori Bank, as co-arrangers, the financial institutions listed therein as original lenders and Hana Bank, as agent and security agent		8-K	10.51	November 3, 2010
10.18†	Service Level Agreement, dated as of August 24, 2010, between the South African Social Security Agency and Cash Paymaster Services (Pty) Limited		10-Q	10.52	November 9, 2010
10.19	Employment agreement dated September 17, 2010 between KSNET, Inc. and Phil-Hyun Oh		10-K	10.19	August 25, 2011
10.20	Lease Agreement between Net 1 Applied Technologies South Africa Limited and Siyathenga Properties One (Pty) Ltd (unsigned but the Company and lessor have been operating under the terms of this agreement despite lack of execution)	X
14	Amended and Restated Code of Ethics		8-K	14	August 27, 2009
21	Subsidiaries of Registrant		10-K	21	August 25, 2011
23	Consent of Independent Registered Public Accounting Firm		10-K	23	August 25, 2011
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X
32	Certification pursuant to 18 USC Section 1350	X

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

Date: April 3, 2012