Form 10-Q
period 2012-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2012-05-10
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
YES [   ]    NO [X]

As of May 8, 2012 (the latest practicable date), 45,552,304 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2012	2011
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,250	$95,263
Pre-funded social welfare grants receivable (note 3)	2,741	4,579
Accounts receivable, net of allowances of – March: $841; June: $728	98,159	82,780
Finance loans receivable	8,720	8,141
Deferred expenditure on smart cards	115	51
Inventory (note 4)	6,157	6,725
Deferred income taxes	7,590	15,882
Total current assets before settlement assets	211,732	213,421
Settlement assets (note 5)	39,408	186,668
Total current assets	251,140	400,089
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – March: $77,519; June: $50,007	44,167	35,807
EQUITY-ACCOUNTED INVESTMENTS (note 6)	1,552	1,860
GOODWILL (note 7)	190,149	209,570
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF – March: $48,722; June: $37,118 (note 7)	101,172	119,856
OTHER LONG-TERM ASSETS, including reinsurance assets (note 8)	42,148	14,463
TOTAL ASSETS	630,328	781,645
LIABILITIES
CURRENT LIABILITIES
Accounts payable	11,817	11,360
Other payables	62,145	71,265
Current portion of long-term borrowings (note 10)	14,316	15,062
Income taxes payable	8,975	6,709
Total current liabilities before settlement obligations	97,253	104,396
Settlement obligations (note 5)	39,408	186,668
Total current liabilities	136,661	291,064
DEFERRED INCOME TAXES	24,425	52,785
LONG-TERM BORROWINGS (note 10)	88,610	110,504
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (note 8)	27,024	1,272
TOTAL LIABILITIES	276,720	455,625
COMMITMENTS AND CONTINGENCIES
EQUITY
NET1 EQUITY:
COMMON STOCK Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - March: 45,552,304; June: 45,152,805	59	59
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2011: -; 2010: -	-	-
ADDITIONAL PAID-IN-CAPITAL	138,289	136,430
TREASURY SHARES, AT COST: March: 13,455,090; June: 13,274,434	(175,823)	(174,694)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(59,832)	(33,779)
RETAINED EARNINGS	447,618	394,990
TOTAL NET1 EQUITY	350,311	323,006
NON-CONTROLLING INTEREST	3,297	3,014
TOTAL EQUITY	353,608	326,020
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$630,328	$781,645

     (A) – Derived from audited financial statements
     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$90,664	$92,758	$282,648	$246,052

EXPENSE

Cost of goods sold, IT processing, servicing and support	32,493	29,302	99,605	76,551

Selling, general and administration	36,368	32,618	92,297	91,707

Depreciation and amortization	9,325	11,192	27,194	25,188

Impairment of intangibles	-	41,771	-	41,771

OPERATING INCOME (LOSS)	12,478	(22,125)	63,552	10,835

INTEREST INCOME	2,164	1,516	5,981	5,950

INTEREST EXPENSE	2,244	2,471	7,215	6,149

INCOME (LOSS) BEFORE INCOME TAXES	12,398	(23,080)	62,318	10,636

INCOME TAX EXPENSE (BENEFIT) (note 16)	4,611	(1,603)	9,785	14,440

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE (LOSS) EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	7,787	(21,477)	52,533	(3,804)

(LOSS) EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS (note 6)	(4)	(127)	100	(509)

NET INCOME (LOSS)	7,783	(21,604)	52,633	(4,313)

LESS (ADD) NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	17	(42)	5	(128)

NET INCOME (LOSS) ATTRIBUTABLE TO NET1	$7,766	$(21,562)	$52,628	$(4,185)

Net income (loss) per share, in United States dollars (note 14)
Basic earnings attributable to Net1 shareholders	$0.17	($0.47)	$1.17	($0.09)
Diluted earnings attributable to Net1 shareholders	$0.17	($0.47)	$1.17	($0.09)

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
			Number				Accumulated
	Number		of		Additional		other	Total	Non-
	of		Treasury	Treasury	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2011	58,427,239	$59	(13,274,434)	$(174,694)	$136,430	$394,990	$(33,779)	$323,006	$3,014	$326,020
Restricted stock granted	580,155
Stock-based compensation charge					1,882			1,882		1,882
Treasury shares acquired (note 11)			(180,656)	(1,129)				(1,129)		(1,129)
Utilization of APIC pool related to vested restricted stock					(23)			(23)		(23)
Liquidation of SmartSwitch Nigeria (note 13)									280	280
Sale of 10% of SmartLife (note 2)									188	188

KSNET purchase accounting adjustment									(63)	(63)

Comprehensive income (loss), net of taxes:
Net income						52,628		52,628	5	52,633
Other comprehensive loss:
Movement in foreign currency translation reserve							(26,053)	(26,053)	(127)	(26,180)

Balance – March 31, 2012	59,007,394	$59	(13,455,090)	$(175,823)	$138,289	$447,618	$(59,832)	$350,311	$3,297	$353,608

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Net income (loss)	$7,783	$(21,604)	$52,633	$(4,313)

Movement in foreign currency translation reserve	14,002	1,499	(26,180)	30,201

Total other comprehensive income (loss), net of taxes	14,002	1,499	(26,180)	30,201

Comprehensive income (loss)	21,785	(20,105)	26,453	25,888
Less: (Less) Add comprehensive (gain) loss attributable to non-controlling interest	(17)	24	122	(287)
Comprehensive income (loss) attributable to Net1	$21,768	$(20,129)	$26,575	$25,601

     Certain amounts for the three and nine months ended March 31, 2011, have been reclassified to reflect the appropriate attribution of net income (loss) and other movements between Net1 and its non-controlling interest.

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income (loss)	$7,783	$(21,604)	$52,633	$(4,313)
Depreciation and amortization	9,325	11,192	27,194	25,188
Impairment loss	-	41,771	-	41,771
Loss (Earnings) from equity-accounted investments	4	127	(100)	509
Fair value adjustments	(1,211)	417	(1,983)	655
Interest payable	694	1,406	4,469	1,546
Profit on disposal of property, plant and equipment	(23)	(2)	(57)	(10)
Net loss on sale of 10% of SmartLife (note 2)	-	-	81	-
Profit on liquidation of subsidiary (note 13)	-	-	(3,994)	-
Realized loss on sale of SmartLife investments	-	-	25	-
Stock-based compensation charge	843	1,597	1,882	4,593
Facility fee amortized	316	113	515	1,841
Decrease (Increase) in accounts and finance loans
receivable, and pre-funded grants receivable	474	3,896	(15,321)	2,648
Increase in deferred expenditure on smart cards	(56)	-	(70)	-
Increase in inventory	(862)	(229)	(261)	(163)
Increase (Decrease) in accounts and other payables	583	(6,060)	(1,765)	(2,283)
Increase (Decrease) in taxes payable	5,626	7,140	(5,336)	5,910
Decrease in deferred taxes	(1,532)	(11,500)	(14,928)	(24,438)
Net cash provided by operating activities	21,964	28,264	42,984	53,454
Cash flows from investing activities
Capital expenditures	(13,879)	(4,679)	(23,465)	(9,458)
Proceeds from disposal of property, plant and equipment	117	10	385	28
Acquisition of SmartLife, net of cash acquired	-	-	(1,673)	-
Acquisition of prepaid business	-	-	(4,481)	-
Settlement from former shareholders of KSNET
(Acquisition of KSNET, net of cash acquired)	-	-	4,945	(230,225)
Advance of loans to equity-accounted investment	-	-	-	(375)
Repayment of loan by equity-accounted investment	30	33	93	440
Acquisition of available for sale securities	(948)	-	(948)	-
Purchase of investments related to SmartLife	-	-	(2,320)	-
Proceeds from maturity of investments related to SmartLife	-	-	2,321	-
Net change in settlement assets	95,165	7,397	128,961	(39,788)
Net cash generated from (used in) investing activities	80,485	2,761	103,818	(279,378)
Cash flows from financing activities
Loan portion related to options	-	-	-	20
Long-term borrowings obtained	-	-	-	116,353
Repayment of long-term borrowings	(4,842)	-	(12,027)	-
Payment of facility fee	-	-	-	(3,088)
Proceeds on sale of 10% of SmartLife	-	-	107	-
Acquisition of remaining 19.9% of Net1 UTA	-	-	-	(594)
Acquisition of treasury stock	-	-	(1,129)	-
Repayment of short-term borrowings	-	(7,124)	-	(6,705)
Net change in settlement obligations	(95,165)	(7,397)	(128,961)	39,788
Net cash (used in) generated from financing activities	(100,007)	(14,521)	(142,010)	145,774
Effect of exchange rate changes on cash	4,944	1,003	(11,805)	15,298
Net increase (decrease) in cash and cash equivalents	7,386	17,507	(7,013)	(64,852)
Cash and cash equivalents – beginning of period	80,864	71,383	95,263	153,742
Cash and cash equivalents – end of period	$88,250	$88,890	$88,250	$88,890

     See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2012 and 2011
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2012 and 2011, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In addition, please refer to note 1 to the unaudited condensed consolidated financial statements included in the Company’s Form 10-Q for the quarter ended September 30, 2011, for a summary of accounting policies relating to the Company’s life insurance business acquired during that quarter. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

          References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          Recent accounting pronouncements adopted

          No new accounting pronouncements were adopted by the Company during the three months ended March 31, 2012.

          Recent accounting pronouncements not yet adopted as of March 31, 2012

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

2.      Acquisitions

          KSNET

          During the three months ended December 31, 2011, the Company received $4.9 million, in cash, in final settlement of any and all claims and contractual adjustments between the Company and the former shareholders of KSNET. This amount has been applied against the goodwill recognized on the acquisition of KSNET and has reduced the goodwill balance. As required by the Company’s Korean debt agreement, the Company has used the settlement proceeds to prepay a portion of its outstanding debt thereunder. The prepayment was made on January 30, 2012. The KSNET purchase price allocation is described in note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011.

          Acquisition of prepaid airtime and electricity business in October 2011

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

          The preliminary purchase price allocation is based on management estimates as of March 31, 2012, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2012.

          Pro forma results of operations have not been presented because the effect of the acquisition, individually and in the aggregate with other acquisitions during fiscal 2012, was not material. During the three and nine months ended March 31, 2012, the Company did not incur any acquisition-related expenditure. Since the closing of the acquisition, the acquisition has contributed revenue of $10.1 million and a net loss of $0.4 million. During the three months ended March 31, 2012 the acquisition contributed revenue of $4.8 million and a net profit of $0.1 million.

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

          The preliminary purchase price allocation is based on management estimates as of March 31, 2012, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2012.

          Pro forma results of operations have not been presented because the effect of the SmartLife acquisition, individually and in the aggregate with other acquisitions during fiscal 2012, was not material. During the three and nine months ended March 31, 2012, the Company did not incur any acquisition-related expenditure. Since the closing of the acquisition, SmartLife has contributed revenue of $0.5 million and net loss of $0.3 million. During the three months ended March 31, 2012 Smartlife contributed revenue of $0.3 million and a net loss of $0.1 million.

          In November 2011, the Company sold 10% of SmartLife to a strategic partner for $0.1 million and recognized a loss on sale of $0.07 million.

3.      Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2012 payment service commenced during the last six days of March 2012 and was offered at merchant locations only.

4.      Inventory

          The Company’s inventory comprised the following categories as of March 31, 2012 and June 30, 2011.

	March 31,	June 30,
	2012	2011

Raw materials	$32	$24
Finished goods	6,125	6,701
	$6,157	$6,725

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

          The balances at each reporting date may vary widely depending on the timing of the receipts and payments of these assets and obligations

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

          The Company’s outstanding foreign exchange contracts are as follows:

          As of March 31, 2012

Notional amount	Strike price	Fair market value price	Maturity
USD 821,620	ZAR 8.4450	ZAR 7.6943	April 13, 2012

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

6.      Fair value of financial instruments and equity-accounted investments (continued)

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

               Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

          The Company's Level 3 asset represents an investment of 156,778,712 shares of common stock of Finbond. In March 2012, Finbond completed a rights issue and the Company acquired an additional 72,156,187 shares for approximately $1 million. The Company’s ownership interest in Finbond as of March 31, 2012, is approximately 27%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$2,793	$-	$-	$2,793
Mutual funds: interest-bearing instruments	1	-	-	1
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,199	8,199
Other	-	449	-	449
Total assets at fair value	$2,794	$449	$8,199	$11,442

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

          During the three and nine months ended March 31, 2012, SmartSwitch Namibia repaid outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in the Company’s condensed consolidated balance sheet as of March 31, 2012, and reduced this balance. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in the Company’s condensed consolidated statement of cash flows for the three and nine months ended March 31, 2012.

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

6.      Fair value of financial instruments and equity-accounted investments (continued)

          Financial instruments (continued)

               Assets and liabilities measured at fair value on a nonrecurring basis (continued)

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2011 and March 31, 2012:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2011	$4,051	$1,630	$(3,828)	$7	$1,860
Loan repaid	-	(100)	-	-	(100)
Interest repaid	-	-	-	(105)	(105)
Earnings (loss) from equity- accounted investments	-	-	55	45	100
SmartSwitch Namibia(1)	-	-	128	24	152
SmartSwitch Botswana(1)	-	-	(73)	21	(52)
Foreign currency adjustment(2)	(358)	(80)	175	60	(203)
Balance as of March 31, 2012	$3,693	$1,450	$(3,598)	$7	$1,552

          (1) – includes the recognition of realized net income.

          (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

          Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended March 31, 2012:

	Loss	Elimination	Total

Earnings (Loss) from equity- accounted investments	$(10)	$6	$(4)
SmartSwitch Namibia	15	6	21
SmartSwitch Botswana	$(25)	$-	$(25)

          There were no significant sales to these investees that require elimination during the three and nine months ended March 31, 2012 and 2011.

7.      Goodwill and intangible assets

          Goodwill

          Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2012:

Carrying
value

Balance as of June 30, 2011	$209,570
Reduction in goodwill related to net settlement (note 2)	(4,945)
Foreign currency adjustment (1)	(14,476)
Balance as of March 31, 2012	$190,149

           (1) – the foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar and the KRW against the US dollar.

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2012	2011

SA transaction-based activities	$37,376	$42,005
International transaction-based activities	114,170	124,895
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	38,603	42,670
Total	$190,149	$209,570

7.      Goodwill and intangible assets (continued)

          Intangible assets

               Carrying value and amortization of intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2012 and June 30, 2011:

	As of March 31, 2012			As of June 30, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$94,730	$(21,171)	$73,559	$100,155	$(15,283)	$84,872
Software and unpatented
technology(1)	37,414	(14,963)	22,451	37,697	(8,999)	28,698
FTS patent	4,981	(4, 981)	-	5,598	(5,598)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,472	(2,508)	4,964	8,130	(2,288)	5,842
Customer database	791	(593)	198	888	(444)	444
Total finite-lived intangible assets	$149,894	$(48,722)	$101,172	$156,974	$(37,118)	$119,856

          (1)   Includes the customer relationships and software and unpatented technology acquired as part of the Eason acquisition in October 2011.

          Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2012, was approximately $5.0 million and $14.1 million, respectively (three and nine months ended March 31, 2011, was approximately $7.3 million and $17.3 million, respectively).

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on March 31, 2012, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2012	$17,529
2013	15,071
2014	14,488
2015	11,081
2016	$8,732

8.      Reinsurance assets and policy holder liabilities under insurance and investment contracts

         Reinsurance assets and policy holder liabilities under insurance contracts

          Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the nine months ended March 31, 2012:

	March 31, 2012
	Reinsurance	Insurance
	assets (1)	contracts (2)
Balances acquired on July 1, 2011	$28,492	$(28,492)
Insurance premiums	-	-
Claims and policyholders’ benefits under insurance contracts	-	-
Foreign currency adjustment (3)	(3,346)	3,346
Balance as of March 31, 2012	$25,146	$(25,146)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

8.      Reinsurance assets and policy holder liabilities under insurance and investment contracts (continued)

          Reinsurance assets and policy holder liabilities under insurance contracts (continued)

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

          Assets and policy holder liabilities under investment contracts

          Summarized below is the movement in assets and policy holder liabilities under investment contracts during the nine months ended March 31, 2012:

	March 31, 2012
		Investment
	Assets (1)	contracts (2)
Balances acquired on July 1, 2011	$1,346	$(1,346)
Insurance premiums	-	-
Claims and policyholders’ benefits under insurance contracts	-	-
Foreign currency adjustment (3)	(158)	158
Balance as of March 31, 2012	$1,188	$(1,188)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

          The Company does not offer any investment products with guarantees related to capital or returns.

9.      Short-term credit facilities

          The Company has a ZAR 250 million ($32.5 million, translated at exchange rates applicable as of March 31, 2012) short-term South African credit facility. As of March 31, 2012, the overdraft rate on this facility was 7.85% . Certain South African subsidiaries have ceded trade receivables with an aggregate value of approximately $16.5 million, translated at exchange rates applicable as of March 31, 2012, as security for the facility as well as the Company’s investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary. As of March 31, 2012 and June 30, 2011, the Company had utilized none of its South African short-term facility.

          Management believes that this facility is sufficient in order to meet the Company’s future obligations as they arise.

10.    Long-term borrowings

          The Company’s KRW 130.5 billion ($114.5 million, translated at exchange rates applicable as of March 31, 2012) Korean senior secured loan facility is described in note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011. The current carrying value as of March 31, 2012, is $102.9 million. The interest rate in effect on March 31, 2012 was 7.64% . Interest expense during the three and nine months ended March 31, 2012, was $2.1 million and $6.7 million, respectively. Total interest expense for the three and nine months ended March 31, 2011, was $2.0 million and $3.4 million, respectively.

          The second and third scheduled principal repayment are each $7.2 million, respectively, translated at exchange rates applicable as of March 31, 2012, and have been classified as current in the Company’s condensed consolidated balance sheet. The second repayment is due on April 29, 2012 and the third repayment is due on October 29, 2012. During the three months ended March 31, 2012, the Company made an unscheduled $4.8 million principal payment with the proceeds of the net settlement received from the former shareholders of KSNET.

11.    Capital structure

          Common stock repurchases

          The Company repurchased 180,656 shares during the nine months ended March 31, 2012, for approximately $1.1 million. The Company did not repurchase any of its shares during the three months ended March 31, 2012 or the three and nine months ended March 31, 2011.

12.   Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the three and nine months ended March 31, 2012 and 2011:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		average	Contractual	Aggregate	Grant
	Number	exercise	Term	Intrinsic	Date Fair
	of shares	price	(in years)	Value	Value

Outstanding – July 1, 2011	2,120,656	$18.44	6.82	$243
Granted under Plan in
August 2011	165,000	6.59	10.00		$297
Granted under Plan in October 2011	202,000	7.98	10.00		$442
Outstanding – March 31, 2012	2,487,656	$16.81	6.55	$876

Outstanding – July 1, 2010	1,813,656	$19.76	7.41	$585
Granted under Plan in November 2010	307,000	10.59	10.00		$801
Outstanding – March 31, 2011	2,120,656	$18.44	7.08	$239

          During the nine months ended March 31, 2012, 102,333 stock options became exercisable. No stock options became exercisable during the three months ended March 31, 2012 or the three and nine months ended March 31, 2011. As of March 31, 2012, 1,355,989 stock options were exercisable.

          No stock options were exercised during the three and nine months ended March 31, 2012 or during the three months ended March 31, 2011. During the nine months ended March 31, 2011, the Company received approximately $0.02 million from repayment of stock option-related loans. The Company issues new shares to satisfy stock option exercises.

               Restricted stock

          The following table summarizes restricted stock activity for the nine months ended March 31, 2012 and 2011:

	Number of Shares	Weighted Average
	of Restricted Stock	Grant Date Fair Value
Non-vested – July 1, 2011	103,672	-
Granted – August 2011	30,155	$199
Granted – February 2012	550,000	$6,111
Vested – August 2011	(6,157)	-
Vested – November 2011	(27,667)	-
Non-vested – March 31, 2012	650,003	-

Non-vested – July 1, 2010	407,828	-
Granted – August 2010	13,956	$185
Granted – October 2010	60,000	$740
Granted – November 2010	83,000	$879
Vested – September 2010	(201,704)	-
Vested – February 2011	(1,094)	-
Non-vested – March 31, 2011	361,986	-

12.    Stock-based compensation (continued)

          Stock option and restricted stock activity (continued)

               Restricted stock (continued)

          The fair value of restricted stock vesting during the three and nine months ended March 31, 2012, was $0.0 million and $0.3 million, respectively. The fair value of restricted stock vested during the nine months ended March 31, 2011, was $0.01 million and $2.3 million, respectively.

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $0.8 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively, which comprised:

		Allocated to cost
		of goods sold, IT
		processing,	Allocated to
	Total	servicing and	selling, general and
	charge	support	administration
Three months ended March 31, 2012
Stock-based compensation charge	$844	$-	$844
Total – three months ended March 31, 2012	$844	$-	$844

Three months ended March 31, 2011
Stock-based compensation charge	$1,595	$50	$1,545
Total – three months ended March 31, 2011	$1,595	$50	$1,545

          The Company has recorded a stock compensation charge of $1.9 million and $4.6 million for the nine months ended March 31, 2012 and 2011, respectively, which comprised:

		Allocated to cost
		of goods sold, IT
		processing,	Allocated to
	Total	servicing and	selling, general and
	charge	support	administration
Nine months ended March 31, 2012
Stock-based compensation charge	$1,882	$-	$1,882
Total – Nine months ended March 31, 2012	$1,882	$-	$1,882

Nine months ended March 31, 2011
Stock-based compensation charge	$4,592	$152	$4,440
Total – Nine months ended March 31, 2011	$4,592	$152	$4,440

          The stock-based compensation charges have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of March 31, 2012, the total unrecognized compensation cost related to stock options was approximately $1.0 million, which the Company expects to recognize over approximately three years. As of March 31, 2012, the total unrecognized compensation cost related to restricted stock awards was approximately $6.6 million, which the Company expects to recognize over approximately three years.

          As of March 31, 2012, the Company has recorded a deferred tax asset of approximately $0.3 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

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

14.    Earnings per share

          Basic earnings per share include restricted stock awards that meet the definition of a “participating security.” Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2012 and 2011, reflects only undistributed earnings.

          Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and nine months ended March 31, 2012 and 2011, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares. For the purposes of the diluted earnings per share calculation and as of March 31, 2012 and 2011, the vesting conditions in respect of a portion of the awards had not been satisfied.

          The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2012 and 2011.

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,268	45,452	45,084	45,423
Weighted average effect of dilutive securities: employee share-based awards	107	107	56	66
Weighted average number of outstanding shares of common stock – diluted	45,375	45,559	45,140	45,489

15.    Operating segments

          A description of the Company’s operating segments is contained in note 19 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2011.

          The Company has reallocated its EP Kiosk business unit to the South African transaction-based activities segment from the hardware, software and related technology segment, as the unit is no longer in pilot phase and now forms part of EasyPay. Following XeoHealth’s first contract signing, the Company has allocated its revenue and costs to the international transaction-based activities segment, which were previously included in the South African transaction-based activities segment. Revenue and administration costs related to the Company’s comprehensive financial services offerings are all included in the financial services segment. The effect of these reallocations has not significantly impacted the Company’s reported results. Restated amounts for the three months ended March 31, 2011, also include the effects of reallocating the Company’s initiatives in Iraq, Nigeria and Net1 VCC. The impact of these reallocations on the Company’s revenue, operating income (loss) and net income (loss) for the three months ended March 31, 2011, is presented in the table below:

	Three months ended March 31, 2011
		As
		previously
	Restated	reported	Difference

Revenues from external customers
SA transaction-based activities	$47,313	$47,313	$-
International transaction-based activities	24,627	24,627	-
Smart card accounts	8,288	8,288	-
Financial services	2,171	2,168	3
Hardware, software and related technology sales	10,359	10,362	(3)
Total	92,758	92,758	-
Operating income (loss)
SA transaction-based activities	18,566	18,309	257
International transaction-based activities	274	780	(506)
Smart card accounts	3,767	3,767	-
Financial services	1,540	1,701	(161)
Hardware, software and related technology sales	(44,086)	(44,584)	498
Corporate/Eliminations	(2,186)	(2,098)	(88)
Total	(22,125)	(22,125)	-
Net income (loss)
SA transaction-based activities	13,380	13,054	326
International transaction-based activities	394	899	(505)
Smart card accounts	2,712	2,712	-
Financial services	1,099	1,214	(115)
Hardware, software and related technology sales	(33,080)	(36,561)	3,481
Corporate/Eliminations	(6,067)	(2,880)	(3,187)
Total	$(21,562)	$(21,562)	$-

          The impact of these reallocations on the Company’s revenue, operating income (loss) and net income (loss) for the nine months ended March 31, 2011, is presented in the table below:

	Nine months ended March 31, 2011
		As
		previously
	Restated	reported	Difference

Revenues from external customers
SA transaction-based activities	$138,939	$138,793	$146
International transaction-based activities	42,482	41,577	905
Smart card accounts	24,692	24,692	-
Financial services	5,072	5,039	33
Hardware, software and related technology sales	34,867	35,951	(1,084)
Total	$246,052	$246,052	$-

15.      Operating segments (continued)

	Nine months ended March 31, 2011
		As
		previously
	Restated	reported	Difference

Operating income (loss)
SA transaction-based activities	$54,892	$54,632	$260
International transaction-based activities	(295)	1,107	(1,402)
Smart card accounts	11,221	11,221	-
Financial services	3,365	3,861	(496)
Hardware, software and related technology sales	(46,474)	(47,563)	1,089
Corporate/Eliminations	(11,874)	(12,423)	549
Total	10,835	10,835	-
Net income (loss)
SA transaction-based activities	39,597	38,892	705
International transaction-based activities	(779)	902	(1,681)
Smart card accounts	8,081	8,081	-
Financial services	2,411	2,768	(357)
Hardware, software and related technology sales	(35,085)	(39,057)	3,972
Corporate/Eliminations	(18,410)	(15,771)	(2,639)
Total	$(4,185)	$(4,185)	$-

          The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues from external customers
SA transaction-based activities	$46,423	$47,313	$142,773	$138,939
International transaction-based activities	28,188	24,627	87,278	42,482
Smart card accounts	7,558	8,288	23,074	24,692
Financial services	2,289	2,171	6,344	5,072
Hardware, software and related technology sales	6,206	10,359	23,179	34,867
Total	90,664	92,758	282,648	246,052
Inter-company revenues
SA transaction-based activities	993	985	2,970	2,923
International transaction-based activities	-	-	-	-
Smart card accounts	390	-	671	-
Financial services	-	-	-	-
Hardware, software and related technology sales	362	517	1,145	1,509
Total	1,745	1,502	4,786	4,432
Operating income (loss)
SA transaction-based activities	8,694	18,566	44,643	54,892
International transaction-based activities	195	274	1,120	(295)
Smart card accounts	3,435	3,767	10,487	11,221
Financial services	1,248	1,540	3,685	3,365
Hardware, software and related technology sales	(1,301)	(44,086)	1,545	(46,474)
Corporate/Eliminations	207	(2,186)	2,072	(11,874)
Total	12,478	(22,125)	63,552	10,835
Interest earned
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	2,164	1,516	5,981	5,950
Total	$2,164	$1,516	$5,981	$5,950

15.    Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest expense
SA transaction-based activities	$125	$178	$313	$526
International transaction-based activities	-	156	44	335
Smart card accounts	-	-	-	-
Financial services	-	15	2	15
Hardware, software and related technology sales	3	15	26	43
Corporate/Eliminations	2,116	2,107	6,830	5,230
Total	2,244	2,471	7,215	6,149

Depreciation and amortization
SA transaction-based activities	2,172	2,237	6,423	6,711
International transaction-based activities	6,746	6,047	19,665	9,946
Smart card accounts	-	-	-	-
Financial services	78	131	269	402
Hardware, software and related technology sales	153	2,568	474	7,550
Corporate/Eliminations	176	209	363	579
Total	9,325	11,192	27,194	25,188

Income taxation expense (benefit)
SA transaction-based activities	2,526	5,007	12,540	14,766
International transaction-based activities	(88)	(55)	538	369
Smart card accounts	962	1,055	2,937	3,142
Financial services	349	427	1,025	937
Hardware, software and related technology sales	(339)	(10,925)	317	(11,311)
Corporate/Eliminations	1,201	2,888	(7,572)	6,537
Total	4,611	(1,603)	9,785	14,440

Net income (loss)
SA transaction-based activities	6,044	13,380	31,791	39,597
International transaction-based activities	405	394	958	(779)
Smart card accounts	2,473	2,712	7,550	8,081
Financial services	898	1,099	2,638	2,411
Hardware, software and related technology sales	(963)	(33,080)	1,201	(35,085)
Corporate/Eliminations	(1,091)	(6,067)	8,490	(18,410)
Total	7,766	(21,562)	52,628	(4,185)

Expenditures for long-lived assets
SA transaction-based activities	10,185	649	11,969	1,933
International transaction-based activities	3,587	3,848	11,042	7,086
Smart card accounts	-	-	-	-
Financial services	97	124	314	340
Hardware, software and related technology sales	10	58	140	99
Corporate/Eliminations	-	-	-	-
Total	$13,879	$4,679	$23,465	$9,458

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

16.    Income tax

          Change in South African tax law

          On December 20, 2011, there was a change in South African tax law to impose a 15% dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace the 10% Secondary Taxation on Companies (a tax levied directly on a company on dividend distributions) (“STC”). The change becomes effective on April 1, 2012. The withholding tax rate applicable to the Company is reduced to 5% under the U.S. / South Africa double taxation treaty. As a result, the Company has recorded a net deferred taxation benefit of approximately $18.3 million in income taxation expense in its condensed consolidated statements of operations during the nine months ended March 31, 2012. There were no changes to the enacted tax rate during the three and nine months ended March 31, 2011.

          Currently, the Company intends to permanently reinvest its undistributed South African earnings in South Africa. Accordingly, the Company has not recognized a deferred tax liability related to any future distributions of these undistributed earnings. The Company will be required to record a taxation charge related to any change in its distribution of undistributed earnings if it decides not to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

          Foreign tax credits and change in valuation allowance

           As a result of the change in South African tax law and the Company’s intention to permanently reinvest its undistributed earnings in South Africa, the Company does not believe it will be able to recover foreign tax credits previously recognized of $8.2 million. The Company has recorded this charge of $8.2 million in its income taxation expense in its condensed consolidated statements of operations for the nine months ended March 31, 2012.

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

          For the three and nine months ended March 31, 2012, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and nine months ended March 31, 2012, was 37.19% and 15.7%, respectively, as a result of a change in tax law in South Africa, non-taxable profit on liquidation of SmartSwitch Nigeria, fewer non-deductible expenses, offset by increased interest expense related to the Company’s long-term Korean borrowings and the creation of a valuation allowance The Company’s effective tax rate for the three and nine months ended March 31, 2011, was 7% and 135.8%, respectively, as a result of non-deductible expenses, including transaction-related expenses and interest expense related to the acquisition of KSNET.

          Uncertain tax positions

          The Company increased its unrecognized tax benefits by $0.04 million and $0.1 million, respectively, during the three and nine months ended March 31, 2012. As of March 31, 2012, the Company had accrued interest related to uncertain tax positions of approximately $0.3 million on its balance sheet.

          The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of March 31, 2012, the Company is no longer subject to income tax examination by the South African Revenue Service for years before March 31, 2009. In 2011, the Korea National Tax Service had effectively completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, statement of cash flows, or results of operations.

17.    Subsequent events

          On April 19, 2012, the Company issued an option to purchase 8,955,000 shares of its common stock to a BEE consortium pursuant to the previously-announced BEE transaction that it entered into on January 25, 2012. The grant date fair value of the option was $11.7 million and the Company expects to expense this amount in full during the three months ended June 30, 2012.

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

Recent Developments

     South Africa

          New SASSA contract

     On January 17, 2012, SASSA awarded us a tender to provide payment services for social grants in all of South Africa’s nine provinces for a period of five years. On February 3, 2012, we entered into a new contract, together with a related service level agreement, with SASSA pursuant to which we pay, on behalf of SASSA, social grants to all persons nationally who are entitled to receive such grants, for a firm price of ZAR16.44 per beneficiary paid, or ZAR 14.42 net of VAT. On March 31, 2012, our then-existing contract with SASSA to provide social grant distribution in five provinces expired. We are now operating under the new contract.

     We commenced the implementation of our new contract during the third quarter of fiscal 2012. The implementation will be conducted in two phases. The first phase involved issuing approximately 2.5 million MasterCard-branded debit cards to beneficiaries that we did not serve under our previous contract in order to establish the payment process to pay all social grants in the country. We successfully commenced the national grant payment process for approximately 9.2 million beneficiaries on April 2, 2012.

     The second phase will require us to re-enroll all social grant beneficiaries in South Africa. This enrollment process will require us to capture the personal and biometric information of each beneficiary and issue each grant recipient with our latest MasterCard-branded EMV/UEPS combination smart cards. These smart cards can be used across all elements of the South African National Payment System, including at ATMs and POS’s, in addition to our current UEPS merchant acquiring system and mobile pay points. We expect to commence the second phase of the enrollment process in June 2012 and plan to be substantially complete by March 2013.

     Following the conclusion of the new service level agreement, we paid certain of our executives and key employees special bonuses of $5.4 million (ZAR 41.8 million) in recognition of their contributions to the compilation of the successful SASSA tender, the development of the new technologies and the support provided for the implementation of the tender award. In order to complete the first phase of the implementation on time, we hired approximately 2,200 of the estimated 2,600 temporary employees required to assist with the first phase of the beneficiary enrollment process. Once we have completed the second phase, we expect our permanent employee base to increase from pre-new contract levels by approximately 900 people.

     During the third quarter of fiscal 2012 we incurred direct implementation expenses of approximately $1.3 million (ZAR10 million) including staff, travel (excluding the bonuses discussed above), premises hire for enrollment, stationery, delivery and advertising costs. We are unable to quantify the value of time spent by our executives and pension and welfare operations managers and staff that service the five provinces in which we operated under the previous contract and that have assisted in the implementation of the national award. During the third quarter, we also incurred approximately $7.0 million in capital expenditures, primarily to acquire payment vehicles required for the national implementation. We anticipate cumulative capital expenditures related to the ramp of our national contract to remain in the $45 to $50 million range, of which roughly two-thirds should be incurred by the end of the first quarter of fiscal 2013.

     See Item 1A—“Risk Factors” in this Form 10-Q for more information about and the risks associated with our SASSA contract.

          Issue of option pursuant to Broad Based Black Economic Empowerment transaction

     On April 19, 2012, we issued an option to purchase 8,955,000 shares of our common stock to a BEE consortium pursuant to the previously-announced BEE transaction that we entered into on January 25, 2012. While we believe that this transaction will improve our BEE rating, and therefore provide us with additional business opportunities in South Africa, additional steps may become necessary to achieve these goals.

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

          South African transaction processors

     The revenue of our social grant payment activities for the third quarter is recorded in terms of our previous contract which terminated on March 31, 2012. FIHRST continues to expand its market share in the third-party payroll payment processing space through its existing customers embracing additional services and an increase in new customers. MediKredit signed agreements with new providers, including public hospitals, private hospitals and specialist doctors, and has commenced adjudication and processing activities for these providers.

     Outside South Africa

          KSNET

     The KSNET management team has commenced a number of strategic initiatives in the Republic of Korea to maintain and expand our current market share and to grow into adjacent markets. We have embarked on a number of medium-term initiatives which will be funded from our existing Korean cash reserves. We do not expect to use funds generated by our other operations to fund these initiatives in Korea. These initiatives are beginning to yield positive results as we expanded our product offering and customer base, however, the competitive value added network environment in Korea has resulted in a nominal anticipated loss of operation margin. We expect this competitive environment to continue for the foreseeable future, and expect further nominal margin loss in the short to medium-term. However, management expects that its efforts to penetrate the small and medium sized merchant base as well as the introduction of additional services that leverage the existing infrastructure may be able improve the unit’s margin profile over time.

          XeoHealth

     During the second quarter of fiscal 2012, we commenced processing 4010 and 5010 data, including capitation information and creating state reporting claims files for Community Behavioral Health, or CBH, a not-for-profit corporation contracted by the City of Philadelphia to provide behavioral health services for Philadelphia Medicaid recipients. XeoHealth licenses its XeoRulesTM SaaS offering to CBH including implementation services. XeoHealth has recognized implementation revenue during the implementation phase and recurring transaction-based revenue from December 2011 from this contract.

     Additionally, XeoHealth has been subcontracted by Cognosante LLC, a U.S. provider of health IT services to state and federal agencies and regional health organizations, to assist with the provision of recovery audit contractor, or RAC, services to the North Dakota Department of Human Services, Medical Services Division. XeoHealth will earn a fee based on a percentage of the final recoveries identified by our XeoRules claims auditing service for the past five years, as well as the desk review recovery referrals identified through our XeoRules engine until June 30, 2013. In addition to the North Dakota RAC, XeoHealth has also been subcontracted by Cognosante to provide both the automated audit as well the analysis services as required by the RAC for the State of Missouri Medicaid.

     XeoHealth will be compensated based on a percentage of the final recoveries identified by our XeoRules claims re-adjudicating service for the audit period of three years, as well as the desk review recovery referrals identified through our XeoRules engine. We expect XeoHealth to commence providing RAC services by September 2012.

     XeoRules is XeoHealth’s internally developed 5010 and ICD-10 enabled real-time claims adjudication engine. XeoRules significantly reduces the time and radically improves the efficiency and accuracy of healthcare claims adjudication and data processing. We continue to enjoy significant interest from various participants in the U.S. healthcare industry in our solution for the current and newly updated Health Insurance Portability and Accountability Act-mandated electronic data interchange transactions.

          Mobile Virtual Card

     We launched our VCPayTM offering in the United States during fiscal 2011. Our mobile phone-based virtual payment card application is designed to eliminate fraud in card not present transactions. During the first quarter of fiscal 2012, we engaged the services of a specialist advisory firm to assist us with the general management of our VCPay initiatives in the USA, the identification of the various strategic channels for VCPay deployment and the commercialization of VCPay in our targeted industry verticals.

     The Banamex VCPay initiative in Mexico is currently in the system integration testing phase, with hardware having been deployed and prepared for launch in the second quarter of fiscal 2013. We believe that this first implementation of our VCPay™ technology in Latin America, spearheaded by one of the largest financial institutions in the region, as a catalyst to increase the footprint of VCPay services in the region.

          The African Continent and Iraq

     During fiscal 2012, NUETS recorded revenue from transaction fees under its contract with the government of Iraq. NUETS has entered the second phase of its initiative in Ghana and now generates recurring income in the form of hardware and software maintenance fees.

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

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2011:

  Deferred taxation;
  Stock-based compensation;
  Intangible assets acquired through acquisitions;
  Accounts receivable and provision for doubtful debts; and
  Research and development.

     Recent accounting pronouncements adopted

     No new accounting pronouncements were adopted by us during the three months ended March 31, 2012.

     Recent accounting pronouncements not yet adopted as of March 31, 2012

     Refer to note 1 to the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2012, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2012	2011	2012	2011(1)	2011(2)
ZAR : $ average exchange rate	7.7822	7.0160	7.6771	7.1017	7.0286
Highest ZAR : $ rate during period	8.2333	7.3457	8.6005	7.7809	7.7809
Lowest ZAR : $ rate during period	7.4001	6.4925	6.6096	6.4925	6.4925
Rate at end of period	7.6930	6.8456	7.6930	6.8456	6.8449

KRW : $ average exchange rate	1,133	1,122	1,121	1,129	1,113
Highest KRW : $ rate during period	1,165	1,140	1,202	1,169	1,169
Lowest KRW : $ rate during period	1,090	1,089	1,029	1,089	1,059
Rate at end of period	1,135	1,106	1,135	1,106	1,079

(1)	– KRW : $ average, highest and lowest exchange rates are from November 1, 2010 to March 31, 2011;
(2)	– KRW : $ average, highest and lowest exchange rates are from November 1, 2010 to June 30, 2011.

     Translation exchange rates

     We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2012 and 2011, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months		Nine months ended		Year ended
	ended March 31,		March 31,		June 30,
	2012	2011	2012	2011	2011
Income and expense items: $1 = ZAR .	7.8521	6.9853	7.8245	7.0891	6.9962
Income and expense items: $1 = KRW	1,126	1,122	1,119	1,118	1,121

Balance sheet items: $1 = ZAR	7.6930	6.8456	7.6930	6.8456	6.8449
Balance sheet items: $1 = KRW	1,135	1,106	1,135	1,106	1,079

Results of operations

     The discussion of our consolidated overall results of operations is based on amounts as reflected in our unaudited condensed consolidated financial statements which are prepared in accordance with US GAAP. We analyze our results of operations both in US dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the US dollar and ZAR on our reported results and because we use the US dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

     Three and nine months ended March 31, 2011, results do not include Eason and SmartLife but do include KSNET from November 1, 2010. In addition, the following discussion gives effect to the reallocation of certain activities among our business segments as described in note 15 to the unaudited condensed consolidated financial statements.

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

     Third quarter of fiscal 2012 compared to third quarter of fiscal 2011

     The following factors had an influence on our results of operations during the third quarter of fiscal 2012 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 12% against the ZAR during the third quarter of fiscal 2012 which negatively impacted our reported results;
  SASSA implementation costs and cash bonuses paid as a result of our recent SASSA tender award: We commenced implementing our new SASSA contract during the third quarter of fiscal 2012 and incurred additional implementation and staff costs, including cash bonuses of $5.4 million which were paid as a result of the award;
  Lower effective tax rate due to the replacement of STC with a dividends withholding tax in South Africa: As a result of a recent change in South African tax law that replaced STC with a dividends withholding tax, our fully distributed tax rate decreased to 28% from 34.55% which positively impacted our results; and
  Fiscal 2011 intangible asset impairment and transaction-related expenses: During the third quarter of fiscal 2011, we impaired intangible assets related to the Net1 UTA acquisition of $41.8 million and incurred transaction- related expenses of $0.5 million, primarily for the acquisition of KSNET.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended March 31,
	2012	2011	$ %
	’000	’000	change
Revenue	90,664	92,758	(2%	)
Cost of goods sold, IT processing, servicing and support	32,493	29,302	11%
Selling, general and administration	36,368	32,618	12%
Depreciation and amortization	9,325	11,192	(17%	)
Impairment of intangible assets	-	41,771	nm
Operating income (loss)	12,478	(22,125)	nm
Interest income	2,164	1,516	43%
Interest expense	2,244	2,471	(9%	)
Income (Loss) before income taxes	12,398	(23,080)	nm
Income tax expense (benefit)	4,611	(1,603)	nm
Net income (loss) before loss from equity-accounted investments	7,787	(21,477)	nm
Loss from equity-accounted investments	(4)	(127)	(97%	)
Net income (loss)	7,783	(21,604)	nm
Less (Add) net income (loss) attributable to non-controlling interest	17	(42)	nm
Net income (loss) attributable to us	7,766	(21,562)	nm

	In South African Rand
Table 4	(US GAAP)
	Three months ended March 31,
	2012	2011	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	711,902	647,942	10%
Cost of goods sold, IT processing, servicing and support	255,139	204,683	25%
Selling, general and administration	285,566	227,846	25%
Depreciation and amortization	73,220	78,179	(6%	)
Impairment of intangible assets	0	291,783	nm
Operating income (loss)	97,977	(154,549)	nm
Interest income	16,992	10,590	60%
Interest expense	17,620	17,261	2%
Income (Loss) before income taxes	97,349	(161,220)	nm
Income tax expense (benefit)	36,206	(11,197)	nm
Net income (loss) before loss from equity-accounted investments	61,143	(150,023)	nm
Loss from equity-accounted investments	(31)	(887)	(97%	)
Net income (loss)	61,112	(150,910)	nm
Less (Add) net income (loss) attributable to non-controlling interest	133	(293)	nm
Net income (loss) attributable to us	60,979	(150,617)	nm

     Analyzed in ZAR, the increase in revenue was primarily due to higher prepaid airtime sales resulting from the Eason acquisition, higher KSNET revenues, an increase in the number of UEPS-based loans made, and higher utilization of our UEPS system in Iraq. The revenue contribution from our pension and welfare operation was relatively flat as we commenced the April 2012 payment cycle in late March 2012 and generated revenue at the new lower contract rate.

     Analyzed in ZAR, the increase in cost of goods sold, IT processing, servicing and support was primarily due to higher prepaid airtime sales resulting from the Eason acquisition, increased expenditure by KSNET and expenses related to the implementation of our new SASSA contract.

     Our selling, general and administration expense increased as a result of contract implementation costs of $1.3 million and cash bonuses of $5.4 million paid related to our recent SASSA tender award as well as increases in goods and services purchased from third parties. During the third quarter of fiscal 2011, selling, general and administration expense included transaction-related costs of $0.5 million (ZAR 3.7 million), primarily for the KSNET acquisition.

     Our operating income margin for the third quarter of fiscal 2012 and 2011, before the impairment loss discussed below, was 14% and 21%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to implementation costs and cash bonuses paid related to our recent SASSA tender award and a lower operating margin from our South African transaction-based activities (primarily as a result of the inclusion of Eason).

     In ZAR, depreciation and amortization decreased primarily as a result of the full impairment of Net1 UTA intangibles in 2011, offset by higher KSNET depreciation and acquisition-related intangible asset amortization. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 5	March 31,
	2012	2011
	$’000	$’000
Amortization included in depreciation and amortization expense:	5,042	7,007
South African transaction-based activities	1,758	1,428
International transaction-based activities	3,192	3,124
Hardware, software and related technology sales (1)	92	2,455

(1)	Three months ended March 31, 2011, includes Net1 UTA customer relationship amortization of $2.3 million.

	Three months ended
Table 6	March 31,
	2012	2011
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	39,594	48,946
South African transaction-based activities	13,813	9,973
International transaction-based activities	25,064	21,822
Hardware, software and related technology sales (1)	717	17,151

     (1) Three months ended March 31, 2011, includes Net1 UTA customer relationship amortization of ZAR 16.0 million.

     During 2011, customer relationships acquired as part of the Net1 UTA acquisition were reviewed for impairment following deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows. As a consequence of this review, we recognized an impairment loss of approximately $41.8 million related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008. In addition, we reversed the deferred tax liability of $10.4 million associated with this intangible asset.

     Interest on surplus cash increased to $2.2 million (ZAR 17.0 million) from $1.5 million (ZAR 10.6 million). The increase resulted primarily from higher average daily ZAR cash balances.

     In US dollars, interest expense decreased to $2.2 million (ZAR 17.6 million) from $2.5 million (ZAR 17.3 million) due to a lower average long-term debt balance.

     As a result of the change in South African tax law in the second quarter of fiscal 2012, we no longer accrue for STC on undistributed earnings because STC has been replaced with a dividends withholding tax. Our fully distributed tax rate for the third quarter of fiscal 2012 was 28%. Our effective tax rate is higher than our fully distributed rate due to non-deductible expenses, including stock-based compensation charges and interest expense related to our Korean loan term debt and in fiscal 2011, acquisition-related expenses.

     Total 2012 tax expense was $4.6 million (ZAR 36.2 million) compared to total tax benefit of $1.6 million (ZAR 11.2 million) in 2011 and our effective tax rate increased to 37% from 7% (47% excluding the impact of the deferred tax liability adjustment). Our 2011 tax benefit resulted from the reversal of deferred tax liabilities associated with the Net1 UTA intangible assets impaired. The reduction in our effective tax rate in fiscal 2012 was primarily due to the tax law change and fewer non-deductible expenses, including stock-based compensation charges and acquisition-related expenses.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income (loss) are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended March 31,
	2012	% of		2011	% of		%
Operating Segment	$’000	total		$’000	total		change
Consolidated revenue:
SA transaction-based activities	46,423	51%		47,313	51%		(2%	)
International transaction-based activities	28,188	31%		24,627	27%		14%
Smart card accounts	7,558	8%		8,288	9%		(9%	)
Financial services	2,289	3%		2,171	2%		5%
Hardware, software and related technology sales	6,206	7%		10,359	11%		(40%	)
Total consolidated revenue	90,664	100%		92,758	100%		(2%	)
Consolidated operating income (loss):
SA transaction-based activities	8,694	70%		18,566	(84%	)	(53%	)
Operating income before amortization	10,452			19,994			(48%	)
Amortization of intangible assets	(1,758)			(1,428)			23%
International transaction-based activities	195	2%		274	(1%	)	(29%	)
Operating income before amortization	3,387			3,398			-
Amortization of intangible assets	(3,192)			(3,124)			2%
Smart card accounts	3,435	28%		3,767	(17%	)	(9%	)
Financial services	1,248	10%		1,540	(7%	)	(19%	)
Hardware, software and related technology sales	(1,301)	(10%	)	(44,086)	199%		(97%	)
Operating (loss) income before amortization .	(1,209)			140			nm
Impairment loss	-			(41,771)			nm
Amortization of intangible assets	(92)			(2,455)			(96%	)
Corporate/eliminations	207	-		(2,186)	10%		nm
Total consolidated operating income (loss)	12,478	100%		(22,125)	100%		nm

Table 8	In South African Rand (US GAAP)
	Three months ended March 31,
	2012			2011
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	364,518	51%		330,495	51%		10%
International transaction-based activities	221,335	31%		172,027	27%		29%
Smart card accounts	59,346	8%		57,894	9%		3%
Financial services	17,973	3%		15,165	2%		19%
Hardware, software and related technology sales	48,730	7%		72,361	11%		(33%	)
Total consolidated revenue	711,902	100%		647,942	100%		10%
Consolidated operating income (loss):
SA transaction-based activities	68,266	70%		129,689	(84%	)	(47%	)
Operating income before amortization	82,079			139,662			(41%	)
Amortization of intangible assets	(13,813)			(9,973)			39%
International transaction-based activities	1,531	2%		1,913	(1%	)	(20%	)
Operating income before amortization	26,595			23,735			12%
Amortization of intangible assets	(25,064)			(21,822)			15%
Smart card accounts	26,972	28%		26,314	(17%	)	3%
Financial services	9,799	10%		10,758	(7%	)	(9%	)
Hardware, software and related technology sales	(10,216)	(10%	)	(307,953)	199%		(97%	)
Operating (loss) income before amortization .	(9,499)			981			nm
Impairment loss	-			(291,783)			nm
Amortization of intangible assets	(717)			(17,151)			(96%	)
Corporate/eliminations	1,625	-		(15,270)	10%		nm
Total consolidated operating income (loss)	97,977	100%		(154,549)	100%		nm

          South African transaction-based activities

     In ZAR, increases in segment revenue were primarily due to higher prepaid airtime sales resulting mainly from the Eason acquisition and increased transaction volumes in merchant acquiring and FIHRST. Revenue from our pension and welfare operations was relatively stable on a year-over-year basis. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Our operating income margin for the third quarter of fiscal 2012 and 2011 was 19% and 39%, respectively, and declined primarily due to SASSA implementation costs and cash bonuses paid and the inclusion of increased low-margin prepaid airtime sales as well as Eason intangible asset amortization.

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

          Pension and welfare operations:

     Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment. See also discussion under “—Recent Developments—South Africa—New SASSA contract” for a description of our new SASSA contract, the status of our implementation and the costs we have incurred to date and expect to incur during the next four quarters as we continue the implementation process.

          South African transaction processors:

     The table below presents the total volume and value processed during the third quarter of fiscal 2012 and 2011:

Table 9
	Total volume (‘000s)		Total value $(‘000)		Total value ZAR (‘000)
	Three months ended		Three months ended		Three months ended
Transaction	March 31,		March 31,		March 31,
processor	2012	2011	2012	2011	2012	2011
EasyPay(1)	96,139	172,821	2,519,319	5,804,242	19,781,946	40,544,369
Remaining core	96,139	119,166	2,519,319	3,762,555	19,781,946	26,282,575
Discontinued	-	53,655	-	2,041,687	-	14,261,794
MediKredit	2,733	2,507	147,120	132,370	1,155,201	924,647
FIHRST	5,951	5,281	2,411,275	2,387,363	18,933,574	16,676,447

(1)

– includes Eason prepaid airtime and electricity volume and value from October 1, 2011 and reclassified to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

     During the second quarter of fiscal 2012, one of EasyPay’s large customers decided to perform its EFT/switching activities in-house, which had an adverse impact on our volumes this quarter. EasyPay has retained its value-added services relationship with this customer and therefore the overall impact to revenue and profitability is modest. EasyPay volumes and values were impacted by its focus on higher-margin value-added services and termination of certain inefficient activities such as the hosting of processing servers for financial institutions. MediKredit volumes and values were higher due to increased adjudication and processing activities for new providers, including public hospitals, private hospitals and specialist doctors. FIHRST volumes and values increased due to an increased number of customers.

          Key statistics of our merchant acquiring system:

     The key statistics and indicators of our merchant acquiring system during the third quarter of fiscal 2012 and 2011, in each of the five South African provinces where we distributed social welfare grants during the quarter are summarized in the table below:

Table 10	Three months ended
	March 31,
	2012	2011
Total POS devices installed as of period end	4,976	4,835
Number of participating UEPS retail locations as of period end	2,416	2,541
Value of transactions processed through POS devices during the quarter (1) (in $ ’000)	484,862	411,233
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in $ ’000)	459,495	401,723
Value of transactions processed through POS devices during the quarter (1) (in ZAR ’000)	3,773,295	2,920,454
Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in ZAR ’000)	3,575,890	2,852,913
Number of grants paid through POS devices during the quarter (1)	5,320,585	4,804,540
Number of grants paid through POS devices during the completed pay cycles for the quarter (2)	5,088,020	4,739,062
Average number of grants processed per terminal during the quarter (1)	1,063	995
Average number of grants processed per terminal during the completed pay cycles for the quarter (2)	1,017	981

(1)	Refers to events occurring during the quarter (i.e., based on three calendar months)
(2)	Refers to events occurring during the completed pay cycle.

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by start-up expenditures related to our XeoHealth launch in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by revenue contributions from KSNET, and to a lesser extent from XeoHealth and NUETS’ initiative in Iraq.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45%.

     In ZAR, revenue from the provision of smart card accounts was relatively constant on a year-over-year basis. A total number of 3,549,030 smart card accounts were active at March 31, 2012, compared to 3,537,126 active accounts as at March 31, 2011.

          Financial services

     UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants. We continue to incur start-up expenditures related to our SmartLife business and other financial services offerings. SmartLife did not contribute significantly to our operating income in the third quarter of fiscal 2012 as it had not commenced operating activities under its new business model.

     Operating income margin for the financial services segment decreased to 55% from 71%, primarily as a result of startup expenditures related to SmartLife and other financial services offerings, which was offset by increased UEPS-based lending activities.

          Hardware, software and related technology sales

     The decrease in revenue and operating income was due to a lower contribution from all contributors to hardware and software sales. Significant quarter over quarter fluctuations in revenue, operating income and operating margin are expected due to ad hoc orders in this operating segment.

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

          Corporate/eliminations

     The decrease in our corporate expenses resulted primarily from lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods. These expense reductions were offset by higher corporate head office-related expenses. In addition, our third quarter of fiscal 2011 results include transaction related expenditures of $0.5 million (ZAR 3.7 million.)

     Our corporate expenses also include expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Year to date fiscal 2012 compared to year to date 2011

     The following factors had an influence on our results of operations during the year to date fiscal 2012 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 10% against the ZAR during the year to date fiscal 2012 which negatively impacted our reported results;
  Net taxation benefit related to the replacement of STC with a dividends withholding tax in South Africa: As a result of a recent change in South African tax law that will replace STC with a dividends withholding tax, our tax expense decreased by $10.1 million, as we recorded a $18.3 million deferred tax benefit which was offset by an $8.2 million foreign tax credit valuation allowance;
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
  Profit on liquidation of SmartSwitch Nigeria: We recorded a non-cash profit of $4.0 million on the liquidation of SmartSwitch Nigeria in fiscal 2012; and
  Fiscal 2011 intangible asset impairment and transaction-related expenses: During 2011, we impaired intangible assets related to the Net1 UTA acquisition of $41.8 million and incurred transaction-related expenses of $5.7 million, primarily for the acquisition of KSNET.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 11		(US GAAP)
	Nine months ended March 31,
	2012	2011	%
	$’000	$’000	change
Revenue	282,648	246,052	15%
Cost of goods sold, IT processing, servicing and support	99,605	76,551	30%
Selling, general and administration	92,297	91,707	1%
Depreciation and amortization	27,194	25,188	8%
Impairment of intangible assets	-	41,771	nm
Operating income	63,552	10,835	487%
Interest income	5,981	5,950	1%
Interest expense	7,215	6,149	17%
Income before income taxes	62,318	10,636	486%
Income tax expense	9,785	14,440	(32%	)
Net income (loss) before loss from equity-accounted investments	52,533	(3,804)	nm
Income (Loss) from equity-accounted investments	100	(509)	nm
Net income (loss)	52,633	(4,313)	nm
Less (Add) net income (loss) attributable to non-controlling interest	5	(128)	nm
Net income (loss) attributable to us	52,628	(4,185)	nm

	In South African Rand
Table 12	(US GAAP)
	Nine months ended March 31,
	2012	2011	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,211,580	1,744,287	27%
Cost of goods sold, IT processing, servicing and support	779,360	542,677	44%
Selling, general and administration	722,178	650,120	11%
Depreciation and amortization	212,780	178,560	19%
Impairment of intangible assets	0	296,119	nm
Operating income	497,262	76,811	547%
Interest income	46,799	42,180	11%
Interest expense	56,454	43,591	30%
Income before income taxes	487,607	75,400	547%
Income tax expense	76,563	102,367	(25%	)
Net income (loss) before loss from equity-accounted investments	411,044	(26,967)	nm
Income (Loss) from equity-accounted investments	782	(3,608)	nm
Net income (loss)	411,826	(30,575)	nm
Less (Add) net income (loss) attributable to non-controlling interest	39	(907)	nm
Net income (loss) attributable to us	411,787	(29,668)	nm

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

     The increase in selling, general and administration expense is the result of the KSNET acquisition and SASSA implementation costs of $1.3 million and cash bonuses of $5.4 million paid which was offset by lower stock-based compensation charge, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million. During the year to date fiscal 2011, selling, general and administration expense included transaction-related costs of $5.7 million (ZAR 40.1 million), primarily for the KSNET acquisition.

     Our operating income margin for the year to date fiscal 2012 and 2011 was 22% and 21%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the increase is attributable to lower stock-based compensation charges and the non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million in the year to date fiscal 2012 compared with fiscal 2011 and transaction-related costs during fiscal 2011.

     In ZAR, depreciation and amortization increased primarily as a result of KSNET depreciation and intangible asset amortization, but was partially offset by the full impairment of Net1 UTA intangibles in 2011. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Nine months ended
Table 13	March 31,
	2012	2011
	$’000	$ ’000
Amortization included in depreciation and amortization expense:	14,709	16,595
South African transaction-based activities	4,805	4,221
International transaction-based activities	9,630	5,156
Hardware, software and related technology sales (1)	274	7,218

(1)	Nine months ended March 31, 2011, includes Net1 UTA customer relationship amortization of $6.7 million.

	Nine months ended
Table 14	March 31,
	2012	2011
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	115,096	117,644
South African transaction-based activities	37,594	29,918
International transaction-based activities	75,350	36,551
Hardware, software and related technology sales (1)	2,152	51,175

(1)	Nine months ended March 31, 2011, includes Net1 UTA customer relationship amortization of ZAR 47.8 million.

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

     In ZAR, interest on surplus cash increased to $6.0 million (ZAR 46.8 million) from $6.0 million (ZAR 42.2 million). The increase resulted primarily from higher average daily ZAR cash balances offset by lower deposit rates resulting from the decrease in the South African prime interest rate from an average of approximately 9.39% to 9.00% per annum.

     Interest expense increased to $7.2 million (ZAR 56.5 million) from $6.1 million (ZAR 43.6 million) due to the incurrence of long-term debt to fund a portion of the KSNET purchase price. Interest expense for the year to date fiscal 2012 and 2011, includes amortized debt facility fees of $0.5 million (ZAR 3.9 million) and $1.8 million (ZAR 12.8 million), respectively.

     Total 2012 tax expense decreased to$9.8 million (ZAR 76.6 million) from$14.4 million (ZAR 102.4 million) in 2011 and our effective tax rate decreased to 15.7% from 47.6% (before the effect of the reversal of the impaired Net1 UTA intangible asset deferred tax liability). Our 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. The reduction in our effective tax rate was primarily due to the tax law change, a non-taxable profit on liquidation of SmartSwitch Nigeria and fewer non-deductible expenses, including stock-based compensation charges and acquisition-related expenses, which was offset by non-deductible interest expenses related to our Korean long-term debt.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income (loss) are illustrated below.

Table 15	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2012	% of	2011	% of		%
Operating Segment	$ ’000	total	$ ’000	total		change
Consolidated revenue:
SA transaction-based activities	142,773	51%	138,939	56%		3%
International transaction-based activities	87,278	31%	42,482	17%		105%
Smart card accounts	23,074	8%	24,692	10%		(7%	)
Financial services	6,344	2%	5,072	2%		25%
Hardware, software and related technology sales	23,179	8%	34,867	15%		(34%	)
Total consolidated revenue	282,648	100%	246,052	100%		15%
Consolidated operating income (loss):
SA transaction-based activities	44,643	70%	54,892	507%		(19%	)
Operating income before amortization	49,448		59,113			(16%	)
Amortization of intangible assets	(4,805)		(4,221)			14%
International transaction-based activities	1,120	2%	(295)	(3%	)	nm
Operating income (loss) before amortization .	10,750		4,861			121%
Amortization of intangible assets	(9,630)		(5,156)			87%
Smart card accounts	10,487	17%	11,221	104%		(7%	)
Financial services	3,685	6%	3,365	31%		10%
Hardware, software and related technology sales	1,545	2%	(46,474)	(429%	)	nm
Operating income (loss) before amortization .	1,819		2,515			(28%	)
Impairment loss	-		(41,771)			nm
Amortization of intangible assets	(274)		(7,218)			(96%	)
Corporate/eliminations	2,072	3%	(11,874)	(110%	)	nm
Total consolidated operating income	63,552	100%	10,835	100%		487%

Table 16	In South African Rand (US GAAP)
	Nine months ended March 31,
	2012		2011
	ZAR	% of	ZAR	% of		%
Operating Segment	’000	total	’000	total		change
Consolidated revenue:
SA transaction-based activities	1,117,127	51%	984,952	56%		13%
International transaction-based activities	682,907	31%	301,159	17%		127%
Smart card accounts	180,543	8%	175,044	10%		3%
Financial services	49,639	2%	35,956	2%		38%
Hardware, software and related technology sales	181,364	8%	247,176	15%		(27%	)
Total consolidated revenue	2,211,580	100%	1,744,287	100%		27%
Consolidated operating income (loss):
SA transaction-based activities	349,309	70%	389,135	507%		(10%	)
Operating income before amortization	386,903		419,053			(8%	)
Amortization of intangible assets	(37,594)		(29,918)			26%
International transaction-based activities	8,763	2%	(2,091)	(3%	)	nm
Operating income (loss) before amortization .	84,113		34,460			144%
Amortization of intangible assets	(75,350)		(36,551)			106%
Smart card accounts	82,056	17%	79,547	104%		3%
Financial services	28,833	6%	23,855	31%		21%
Hardware, software and related technology sales	12,089	2%	(329,459)	(429%	)	nm
Operating income (loss) before amortization .	14,241		17,835			(20%	)
Impairment loss	-		(296,119)			nm
Amortization of intangible assets	(2,152)		(51,175)			(96%	)
Corporate/eliminations	16,212	3%	(84,176)	(110%	)	nm
Total consolidated operating income	497,262	100%	76,811	100%		547%

          South African transaction-based activities

     In ZAR, the increases in segment revenue were primarily due to modest growth in our pension and welfare business, higher prepaid airtime sales resulting primarily from the Eason acquisition and increased transaction volumes at MediKredit. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Our operating income margin for the year to date fiscal 2012 and 2011 was 31% and 40%, respectively, and has declined primarily due to SASSA implementation costs and cash bonuses paid and higher low margin prepaid airtime sales and higher intangible asset amortization attributable to the Eason acquisition.

          Pension and welfare operations:

     Modest revenue growth as well as operational efficiencies, before implementation activities, contributed directly to the increase in our operating income.

          South African transaction processors:

     The table below presents the total volume and value processed during the year to date fiscal 2012 and 2011:

Table 17
	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
	Nine months ended		Nine months ended		Nine months ended
Transaction	March 31,		March 31,		March 31,
processor	2012	2011	2012	2011	2012	2011
EasyPay (1)	347,161	539,021	9,460,086	17,405,932	74,020,446	121,585,660
Remaining core	322,765	370,333	8,682,822	11,060,275	67,938,741	77,259,342
Discontinued	24,396	168,688	777,264	6,345,657	6,081,705	44,326,318
MediKredit	7,913	7,221	443,550	359,236	3,470,559	2,546,663
FIHRST	18,046	16,349	7,348,474	6,981,903	57,498,134	49,495,412

(1)

– includes Eason prepaid airtime and electricity volume and value from October 1, 2011 and reclassified to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

     We are refocusing EasyPay’s activities on higher-margin value-added services and have terminated certain inefficient activities such as the hosting of processing servers for financial institutions. We have reclassified the 2011 transaction volumes and values in the table above to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

     Activity in our South African transaction processors volumes and values are discussed under “—Third quarter of fiscal 2012 compared to the third quarter of fiscal 2011—Results of operations by operating segment—South African transaction-based activities— South African transaction processors:”.

          International transaction-based activities

      KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by start-up expenditures related to our multiple XeoHealth launches in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by revenue contributions from KSNET, and to a lesser extent from XeoHealth and NUETS’ initiative in Iraq.

          Smart card accounts

     Operating income margin from providing smart card accounts was constant at 45%.

     In ZAR, revenue from the provision of smart card accounts was relatively constant on a year-over-year basis. A total number of 3,549,030 smart card accounts were active at March 31, 2012, compared to 3,537,126 active accounts as at March 31, 2011.

          Financial services

     Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants.

     Operating income margin for the financial services segment decreased to 58% from 66%, primarily as a result of startup expenditures related to our SmartLife business and other financial services offerings, offset by increased UEPS-based lending activities.

          Hardware, software and related technology sales

     The decrease in revenue and operating income was due to a lower contribution from all contributors to hardware and software sales. The increase in operating margin to 7% compared with an operating loss margin of 13% (before the intangible asset impairment) is attributable to the sale of more software and license revenues in 2012, which contribute higher margins compared to hardware sales.

          Corporate/eliminations

     The decrease in our corporate expenses resulted primarily from lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the $4.0 million profit related to the liquidation of SmartSwitch Nigeria. These expense reductions were offset by higher corporate head office-related expenses. In addition, our year to date fiscal 2011 results includes transaction related expenditures of $5.7 million (ZAR 40.1 million).

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At March 31, 2012, our cash balances were $88.3 million, which comprised mainly ZAR-denominated balances of ZAR 509.2 million ($66.2 million), KRW-denominated balances of KRW 17.5 billion ($15.4 million) and US dollar-denominated balances of $4.9 million and other currency deposits, primarily euro, of $1.8 million. The decrease in our cash balances from June 30, 2011, has resulted primarily from capital expenditures to expand operations as we implement our new SASSA contract, repayment of our long-term debt and strengthening in the USD against the ZAR, offset by an increase in cash generated from operations.

     We currently believe that our cash and credit facilities are sufficient to fund our future operations, including our SASSA implementation, for at least the next four quarters.

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

     We have a South African short-term credit facility of approximately ZAR 250 million ($32.5 million) which remained fully undrawn as of March 31, 2012.

     During the second quarter of fiscal 2012 we received $4.9 million, net, in cash, in final settlement of any and all claims and contractual adjustments between us and the former shareholders of KSNET. Our Korean debt agreement required us to use the settlement proceeds to repay a portion of our outstanding debt thereunder. We made the prepayment on January 30, 2012.

     As of March 31, 2012, we had outstanding long-term debt of 116.8 billion KRW (approximately $102.9 million translated at exchange rates applicable as of March 31, 2012) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (3.54% as of March 31, 2012) plus a margin of 4.10% . Semi-annual principal payments of approximately $7.2 million (translated at exchange rates applicable as of March 31, 2012) were due starting in October 2011, with final maturity scheduled for October 2015.

Cash flows from operating activities

          Third quarter of fiscal 2012

     Net cash provided by operating activities for the third quarter of fiscal 2012 was $22.0 million (ZAR 172.7 million) compared to $28.3 million (ZAR 197.4 million) for the third quarter of fiscal 2011. Excluding the impact of interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from timing of receipts of accounts receivable in our South African transaction-based activities operating segment and the payment of SASSA implementation costs and bonuses related to our recent SASSA award.

     During the third quarter of fiscal 2012 and 2011, we paid STC of $0.3 million (ZAR 3 million) and $1.1 million (ZAR 8 million), respectively, related to intercompany dividends paid from South Africa to the United States.

     Taxes paid during the third quarter of fiscal 2012 and 2011 were as follows:

Table 18	Quarter ended March 31,
	2012	2011	2012	2011
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation refunds received	-	(4)	-	(25)
Secondary taxation on companies	326	1,110	2,500	8,000
Total South African taxes paid	326	1,106	2,500	7,975
Foreign taxes paid: Korea	177	458	1,424	3,177
Total tax paid	503	1,564	3,924	11,152

     We expect to pay our second provisional payments in South Africa related to our 2012 tax year in the fourth quarter of fiscal 2012.

          Year to date fiscal 2012

     Net cash provided by operating activities for the year to date fiscal 2012 was $43.0 million (ZAR 336.5 million) compared to $53.4 million (ZAR 378.9 million) for the year to date fiscal 2011. Excluding the impact of interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from the timing of receipts of accounts receivable in our South African transaction-based activities operating segment.

     During the year to date fiscal 2012, we paid South African tax of $15.0 million (ZAR 123.3 million) related to our 2012 tax year and $3.5 million (ZAR 26.3 million) related to our 2011 tax year. We also paid provisional Korean taxes of $1.2 million. During the year to date fiscal 2011, we made South African tax payments of $16.6 million (ZAR 113.7 million) related to our 2011 tax year and provisional Korean taxes of $1.0 million. In addition, during the year to date fiscal 2012 and 2011 we paid STC of $1.8 million (ZAR 14.6 million) and $14.7 million (ZAR 103 million), respectively, related to intercompany dividends paid from South Africa to the United States.

     Taxes paid during the year to date fiscal 2012 and 2011 were as follows:

Table 19	Quarter ended March 31,
	2012	2011	2012	2011
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	15,014	16,565	123,271	113,708
Third provisional payments	-	335	-	2,296
Taxation paid related to prior years	3,504	1,774	26,303	12,716
Taxation refunds received	(284)	(176)	(2,096)	(1,327)
Secondary taxation on companies	1,811	14,702	14,615	103,000
Total South African taxes paid	20,045	33,200	162,093	230,393
Foreign taxes paid: Korea	1,213	989	9,217	6,890
Total tax paid	21,258	34,189	171,310	237,283

Cash flows from investing activities

          Third quarter of fiscal 2012

     Cash used in investing activities for the third quarter of fiscal 2012 includes capital expenditure of $13.9 million (ZAR 109.1 million), primarily for payment vehicles for of our new SASSA contract, acquisition of payment processing terminals in Korea and POS devices to service our merchant acquiring system in South Africa.

     Cash used in investing activities for the third quarter of fiscal 2011 includes capital expenditure of $4.7 million (ZAR 32.7 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project and the acquisition of POS devices to service our merchant acquiring system.

          Year to date fiscal 2012

     During the year to date fiscal 2012, we received a net settlement of $4.9 million from the former shareholders of KSNET. During the year to date fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET. We also paid $4.5 million (ZAR 36.4 million) for the Eason prepaid electricity and airtime business.

     Cash used in investing activities for the year to date fiscal 2012 includes capital expenditure of $23.5 million (ZAR 183.9 million), primarily for payment vehicles for our SASSA contracts, acquisition of payment processing terminals in Korea and POS devices to service our merchant acquiring system in South Africa.

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

Cash flows from financing activities

          Third quarter of fiscal 2012

     During the third quarter of fiscal 2012, we made an unscheduled $4.8 million long-term debt repayment.

     During the third quarter of fiscal 2011, we repaid KSNET’s outstanding debt of $7.1 million.

          Year to date fiscal 2012

     During the year to date fiscal 2012, we made long-term debt repayments of $12.0 million and acquired 180,656 shares of our common stock for $1.1 million.

     During the year to date fiscal 2011 we obtained long-term debt to fund a portion of the KSNET purchase price. In addition, we paid the facility fee of approximately $3.1 million in October 2010. In addition, we paid approximately $0.6 million for the remaining 19.9% of Net1 UTA during the year to date of fiscal 2011.

     During the year to date fiscal 2011, we repaid KSNET’s outstanding debt of $7.1 million.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We expect that our capital expenditures will increase significantly over the next 12 months as we transition into our new SASSA contract. In addition to these capital expenditures, we expect that capital spending for the fourth quarter of fiscal 2012 will also relate to providing a switching service through EasyPay and expanding our operations in Korea.

     Our historical capital expenditures for the third quarter of fiscal 2012 and 2011 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of March 31, 2012, of $2.6 million related mainly to equipment and cards to implement our new SASSA contract. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of March 31, 2012:

Table 20	Payments due by Period, as of March 31, 2012 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	123,395	21,724	40,166	61,505	-
Operating lease obligations	9,717	5,793	1,963	1,441	521
Purchase obligations	3,872	3,872	-	-	-
Other long-term obligations (B)	27,024	-	-	-	27,024
Total	164,008	31,389	42,129	62,946	27,545

(A)	– Includes $102.9 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of March 31, 2012.
(B)	– Includes policy holder liabilities $26.3 million related to our insurance business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2012, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of March 31, 2012, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2012
Table 21			Estimated
annual
expected
	Annual		interest charge
	expected	Hypothetical	after change in
	interest	change in	Korean CD
	charge	Korean CD	rate
	($ ’000)	rate	($ ’000)
Interest on Korean long-term debt	7,864	1%	8,893
		(1)%	6,834

      The following table summarizes our exchange-traded equity securities with equity price risk as of March 31, 2012. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2012, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of March 31, 2012
Table 22
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	8,199	10%		9,019	0.23%
	8,199	(10%	)	7,379	(0.23%	)

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On February 8, 2012, AllPay Consolidated Investment Holdings (Pty) Ltd filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the recent SASSA tender process and was a former contractor to SASSA. We are included as one of several respondents in this proceeding. As a respondent, we are entitled to oppose the application, which we are doing. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. The High Court is scheduled to hear this matter commencing May 29, 2012, and we expect that it will hand down a decision several weeks thereafter. Any of the parties to the proceeding will thereafter be entitled to apply to the High Court for leave to appeal the judgment and, provided that such leave is granted, the appeal process could take several months to be finalized. We cannot predict when the proceeding will be resolved or its ultimate outcome.

     On February 3, 2012, another unsuccessful bidder and former SASSA contractor, Empilweni Payout Services (Pty) Ltd, requested SASSA to provide it with all reasons for the award and information that we provided to SASSA in connection with the tender process. Empilweni filed a High Court application to compel SASSA to provide such reasons and information. We opposed the application but SASSA provided certain of the requested information to Empilweni pursuant to an agreed court order. No further action is expected in this proceeding.

     In addition, on March 22, 2012, Empilweni filed an urgent High Court application to interdict and restrain SASSA from taking any steps to implement our appointment as a service provider of SASSA in the province of Mpumalanga, pursuant to the award of the tender. On March 27, 2012 the High Court ruled that the matter was not urgent and accordingly it was struck from the court roll. If Empilweni wants to proceed, it would have to do so on a non-urgent basis. Empilweni has taken no further steps to advance this proceeding since March 27, 2012.

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

     Although we expect our revenues from our new SASSA contract to increase as a result of the larger number of beneficiaries we will serve as we roll out our distribution service to all beneficiaries in all nine provinces, we also have incurred and will continue to incur significant increases in operating expenses. We will also be required to make significant capital expenditures to build out our infrastructure across South Africa, primarily in the additional four provinces where we currently do not provide a service. As a result, despite the higher volumes of payments, as we implement the new contract, these additional expenses are likely to result in lower operating margins in our pension and welfare business, both in the short-term and perhaps on a longer term basis. We could also encounter delays or unexpected expenses during the implementation phase of the contract, which could adversely affect us and require additional management time and attention. While we will seek to offset the additional increases in operating expenses and capital expenditures throughout the implementation of our SASSA contract by expanding the scope and volumes of financial and other services we can provide to our new and existing beneficiaries, we may not be successful in doing so, which could adversely affect our business, results of operations, operating cash flow and financial condition.

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

     In order to meet our obligations under our new SASSA contract, we are required to deposit government funds with financial institutions in South Africa before commencing the payment cycle and are exposed to counterparty risk.

     In order to meet our obligations under our new SASSA contract, we are required to deposit government funds, which will ultimately be used to pay social welfare grants, with financial institutions in South Africa before commencing the payment cycle. If these financial institutions are unable to meet their commitments to us, in a timely manner or at all, we would be unable to discharge our obligations under our SASSA contract and could be subject to penalties, loss of reputation and potentially, the cancellation of our contract. As we are unable to influence these financial institutions' operations, including their internal information technology structures, capital structures, risk management, business continuity and disaster recovery programs, or their regulatory compliance systems, we are exposed to counterparty risk.

     Two of the unsuccessful tenderors have challenged SASSA’s award of the tender to us.

     On February 8, 2012, AllPay filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the recent SASSA tender process and was a former contractor to SASSA. We are included as one of several respondents in this proceeding. As a respondent, we are entitled to oppose the application, which we are doing. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. The High Court is scheduled to hear this matter commencing May 29, 2012, and we expect that it will hand down a decision several weeks thereafter. Any of the parties to the proceeding will thereafter be entitled to apply to the High Court for leave to appeal the judgment and, provided that such leave is granted, the appeal process could take several months to be finalized. We cannot predict when the proceeding will be resolved or its ultimate outcome.

     On February 3, 2012, another unsuccessful bidder and former SASSA contractor, Empilweni Payout Services (Pty) Ltd, requested SASSA to provide it with all reasons for the award and information that we provided to SASSA in connection with the tender process. Empilweni filed a High Court application to compel SASSA to provide such reasons and information. We opposed the application but SASSA provided certain of the requested information to Empilweni pursuant to an agreed court order. No further action is expected in this proceeding.

     In addition, on March 22, 2012, Empilweni filed an urgent High Court application to interdict and restrain SASSA from taking any steps to implement our appointment as a service provider of SASSA in the province of Mpumalanga, pursuant to the award of the tender. On March 27, 2012 the High Court ruled that the matter was not urgent and accordingly it was struck from the court roll. If Empilweni wants to proceed, it would have to do so on a non-urgent basis. Empilweni has taken no further steps to advance this proceeding since March 27, 2012.

     If AllPay’s challenge is successful, the contract could be set aside. If Empilweni advances proceedings and is successful a portion of the contract could be set aside. It is also possible that other unsuccessful bidders may challenge the award. Our management may be required to expend significant time and resources in an attempt to defeat these challenges.

     We have disclosed competitively sensitive information as a result of the AllPay litigation, which could adversely affect our competitive position in the future.

     In connection with the AllPay litigation discussed above challenging the award of the SASSA tender to us, we have included our entire SASSA tender submission in the court record, which court record is in the public domain. Our tender submission contains competitively sensitive business information. As a result of this disclosure, our existing and future competitors have access to this information which could adversely affect our competitive position in any future similar tender submissions to the extent that such information continues to remain competitively sensitive.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.21	Relationship Agreement dated January 25, 2012 by and among the Company, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Brian Kgomotso Mosehla		8-K	99.1	January 26, 2012
10.22	Form of Option to be issued by the Company to Business Venture Investments No 1567 (Proprietary) Limited (RF)		8-K	99.2	January 26, 2012
10.23	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA		8-K	99.1	February 6, 2012
10.24	Service Level Agreement dated February 3, 2012 between CPS and SASSA		8-K	99.2	February 6, 2012
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director