Form 10-K
period 2012-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2012-08-23
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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
Yes [   ]     No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $286,757,561. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 21, 2012, 45,548,902 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2013 fiscal year, which runs from July 1, 2012 to June 30, 2013.

ITEM 1. BUSINESS

Overview

          We are a leading provider of payment solutions and transaction processing services across multiple industries and in a number of emerging economies.

          We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has now been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The new UEPS/EMV technology is currently being deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

          We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies.

          Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over nine million recipients across the entire country, process debit and credit card payment transactions on behalf of retailers that we believe represent nearly 65% of retailers within the formal retail sector in South Africa through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service that processes monthly payments for approximately 1,250 employer groups representing over 850,000 employees. Our MediKredit service provides the majority of funders and providers of healthcare in South Africa with an on-line real-time management system for healthcare transactions. We perform a similar service in the US through our XeoHealth subsidiary.

          Internationally, though KSNET, the second largest transaction processor by volume in Korea, we offer card processing, payment gateway and banking value-added services in that country. The acquisition of KSNET during the second quarter of fiscal 2011, expands our international footprint as well as diversifies our revenue, earnings and product portfolio. We have also concluded deals for the provision of MVC services and/or licenses with customers in Mexico, Spain and India.

          All references to “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, and all references to “Net1” are to Net 1 UEPS Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

          Services for the Under-banked: According to the World Bank, three quarters of the world's poor, living on less than $2 a day, have no bank account. As a result, 2.5 billion adults around the world, or 50% of the world’s adult population, do not have bank accounts or access to financial services. This situation arises when banking fees are either too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, in cash.

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

          Our target under-banked customer base in most emerging economies, and particularly in South Africa, has limited access to formal financial services and therefore relies heavily on the unregulated informal sector for such services. By leveraging our smart card and mobile technologies, we are able to offer affordable, secure and reliable financial services such as loans and insurance products to these consumers and alleviate some of the challenges they face in dealing with the informal sector.

          With over 25 million cards issued in more than ten developing countries around the world, our track record and scale uniquely positions us to continue further geographical penetration of our technology in additional emerging countries.

          Online transaction processing services: The rapid global growth of retail credit and debit card transactions is reflected in the April 2012 Nilson Report, according to which worldwide annual general purpose card purchase dollar volume increased 17.5% to $15.4 trillion in 2011, while transaction volume increased by 11.7% to 161.3 billion transactions and cards issued increased by 12.4% to 6.5 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, China UnionPay and American Express. In South Africa we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and pre-paid utility purchases that we offer as a complete solution to merchants and retailers. In Korea, through KSNET, we operate the second largest transaction processor by volume, where we provide card processing, banking value-added services and payment gateway functionality to the retail industry. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

          Mobile Payments: Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. The World Bank’s research has confirmed the rising popularity of using mobile phones to transfer money and banking that often does not require setting up an account at a brick-and-mortar bank. The World Bank has stated that mobile banking, which allows account holders to pay bills, make deposits or conduct other transactions via text messaging, has expanded to 16 percent of the market in Sub-Saharan Africa, where traditional banking has been hampered by transportation and other infrastructure problems.

          Mobile phones are therefore increasingly viewed as a channel through which this underserved population can gain access to formal financial and other services. Today, most mobile payment solutions offered by various participants in the industry largely provide access to information and basic services, such as allowing consumers to check account balances or transfer funds between existing accounts with the financial institution, but they offer limited functionality and ability to use the mobile device as an actual payments and banking instrument. Our UEPS solution is enabled to run on the SIM cards in mobile phones and provides our users with secure payment and banking functionality.

          Healthcare: Given the lack of broad-based healthcare services in many emerging economies, governments are increasingly focused on driving initiatives to provide affordable and accessible healthcare services to their populations. Similarly, countries such as the United States are embarking on expansive overhauls of their existing healthcare systems.

          Through our MediKredit and XeoHealth services we combine our payments expertise with our real-time rules engine and claims processing technology to offer governments, funders and providers of healthcare a comprehensive solution that offers a completely automated healthcare rules adjudication and payment system, reducing both cost and time.

Our Key Products

          The UEPS Technology

               UEPS

          We developed our core UEPS technology to enable the affordable delivery of financial products and services to the world’s unbanked and under-banked populations. Our native UEPS technology is designed to provide the secure delivery of these products and services in the most under-developed or rural environments, even in those that have little or no communications infrastructure. Unlike a traditional credit or debit card where the operation of the account occurs on a centralized computer, each of our smart cards effectively operates as an individual bank account for all types of transactions. All transactions that take place through our system occur between two smart cards at the POS as all of the relevant information necessary to perform and record transactions reside on the smart cards.

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
  Offline loading and spending;
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

          Within industry verticals, our UEPS technology is applied to electronic commerce transactions in the fields of social security, wage distribution, banking, medical and patient management, money transfers, voting and identification systems. Market sectors include government and NGOs, healthcare, telecoms, financial institutions, retailers, petroleum and utilities.

               UEPS/EMV

          Our latest version of the UEPS technology is interoperable with the global EMV standard, allowing the cards to be used wherever EMV cards are accepted, while also providing all the additional functionality offered by UEPS. This UEPS/EMV functionality is especially relevant in areas where there is an established payment system and provides flexibility to our customers to be serviced at any point of service.

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

          Our proprietary software allows for real-time claim adjudication involving the submission of an electronic data interchange claim and receipt of a response with the adjudication details within seconds. Our system allows for real-time messaging with an immediate response to an enquiry within a single, synchronous communication session. Our intellectual property incorporates “rule stacking” technology that allows for the creation of a rule for a specific patient for a specific healthcare product or service, which rule is then used to adjudicate against in real-time. This unique technology offers complex rule applications in a scalable and flexible manner on all medical claim types – it is a heuristic computerized framework that dynamically creates scenario-specific rules.

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

          Mobile Virtual Card

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

          The MVC solution uses the mobile phone to generate virtual cards offline. The mobile phone is the most available, cost-effective, secure and portable platform for generating virtual cards for remote payments (online, phone and catalogue orders). Following a simple registration process, the virtual card application is activated over-the-air, enabling the phone to generate virtual card numbers completely off-line. MVCs are used like traditional plastic credit or debit cards, except that as soon as the transaction is authorized, the generated card number expires immediately. While MVC has been focused primarily on card not present transactions for internet payments in our initial deployments, we have the ability to customize the software as industry acceptance increases to incorporate new trends such as presentation through NFC or Quick Response, or QR, Codes.

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
  Consumers- convenience, peace of mind, ease of use, rewards.
  Merchants- elimination of charge-backs and fraud at no extra cost.

          Financial services

          We have developed a suite of financial services that is offered to customers utilizing our payment solutions. We are able to provide our customers with competitive microfinance, life insurance and money transfer products based on our understanding of their risk profiles, earning and spending patterns, demographics and lifestyle requirements.

          Hardware solutions

          We provide hardware solutions that have been developed to optimize the performance of our payment and transaction processing solutions. These hardware solutions include;

•

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

•

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

•	POS solutions – We supply our secure, integrated POS payment products and systems, including:
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
•

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

Our Strategy

          We intend to provide the leading transacting system for the billions of unbanked and under-banked people in the world to engage in electronic transactions, as well as to provide our transaction processing, value-added services processing, new secure mobile payment technologies and health care processing services globally. To achieve these goals, we are pursuing the following strategies:

          Build on our significant and established South African infrastructure—In South Africa, we are one of the leading independent transaction processors, as the national provider of social welfare payment distribution services to the country’s large unbanked and under-banked population, the largest third-party processor of retail merchant transactions, the leading processor of third-party payroll payments and the leading processor of health care claims. We believe that our large cardholder base, specialized technology and payment infrastructure, together with our strong government and business relationships, position us at the epicenter of commerce in the country.

          We believe that we are well-positioned to continue to gain market share and build upon the critical mass that we have developed in South Africa and have identified the following opportunities to continue to drive growth in our South African business:

•

Government focus on expansion of social benefits—As a result of the South African government’s focus on the provision of social grants as a core element of its social assistance and poverty alleviation policies, and our new five-year contract to distribute such grants on a national basis, we believe that we are in a position to provide services to over 50% of the country’s adult population. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe we can provide many of the services consumed by our cardholders who would otherwise have to rely on the informal sector.

•

Government focus on implementing a national health insurance system—The South African government is in the process of designing a national health insurance system to bring affordable quality health care to all South Africans. Through our MediKredit healthcare rules adjudication engine and transaction processing switch, we believe we are well-placed to assist the South African government with a secure, real time solution for the high volume of anticipated healthcare transactions that the envisaged new system will generate.

•

Increasing adoption of existing services—Our technology supports a variety of other products and smart card to smart card, or S2S, services that expand the use of our technology and provide us with new sources of transaction-based revenues. During the last several years, we have introduced these new products and services in South Africa for existing and newly-enrolled cardholders. We have installed our POS terminals in thousands of mostly rural merchant locations throughout the country which allows beneficiaries to receive their grants at these locations and transact business with the retailers using our smart card. During fiscal 2012, we processed 19.0 million transactions with a total value of ZAR 13.4 billion at these merchant locations.

•

Introduction of new services–We are also poised to benefit from the introduction and adoption of new services across our various platforms, which we believe will generate significant incremental transaction fee revenue from current and new users at a relatively low cost to us. Some of these services include:

o

Acceptance of UEPS cards in traditional POS terminals and bank ATMs—We have enabled our cards to be compliant with international EMV standards, which will allow our cardholder base to purchase goods and services at merchant POS locations that currently accept MasterCard-branded cards and all South African ATMs. This additional functionality will allow us to expand significantly the number of terminals and ATMs that use our smart card, capturing fees from new transactions and positioning our cards to be used by a larger share of the banked population.

o

Value-added services through multiple EasyPay channels —EasyPay is the largest bank-independent financial switch and merchant processor in South Africa for credit and debit card transactions. EasyPay processed 425 million transactions with a total value of ZAR 92.9 billion during fiscal 2012. Our technology also allows us to provide a variety of additional, value-added payment services, such as bill payment, prepaid mobile top-up, prepaid utility services and gift cards, that we can sell into our existing card holder base as well as to new customers. We have developed additional platforms to access EasyPay’s offerings such as a self service kiosks, or EasyPay Kiosk, and web and mobile phone applications to create a larger, seamless, value-added payments eco- system.

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

•

Using our “first wave/second wave” approach to expand into new markets—We use what we refer to as a “first wave/second wave” approach to market expansion. In the “first wave,” we seek to identify an application for which there is a demonstrated and immediate need in a particular territory and then sell and implement our technology to fulfill this initial need. As a result, we should achieve the deployment of the required technological infrastructure as well as the registration of a critical mass of cardholders or customers. During this phase, we should generate revenues from the sale of our software and hardware devices, as well as ongoing revenues from transaction fees, maintenance services and the use of our biometric verification engine. Once the infrastructure has been deployed and we achieve a critical mass of customers, we intend to focus on the “second wave,” which should allow us to use this infrastructure to provide users, at a low incremental cost to us, with a wide array of financial products and services for which we can charge fees based on the value of the transactions performed.

•

Leveraging our new payment technologies to gain access to developed economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed and acquired proprietary technology, such as our MVC application for mobile telephones that is designed to eliminate fraud associated with card not present credit card transactions, which are those effected by telephone or over the internet. We have introduced this technology, as well as our XeoRulesTM healthcare management system in the United States, and we plan to expand our offering into Western Europe and other developed economies.

•

Pursue strategic acquisition opportunities or partnerships to gain access to new markets or complementary product — We will continue to pursue acquisition opportunities and partnerships that provide us with an entry point for our existing products into a new market, or provides us with technologies or solutions complementary to our current offerings.

Our Clusters and Business Units

          Our company is organized into the following “clusters” and within each cluster, separate business units.

          Transactional Solutions Cluster

               Cash Paymaster Services (“CPS”)

          Our CPS business unit deploys our UEPS – Social Grant Distribution technology to distribute social welfare grants on a monthly basis to over nine million beneficiaries in South Africa. These social welfare grants are distributed on behalf of SASSA. During our 2012, 2011 and 2010 fiscal years, we derived 41%, 47%, and 66% of our revenues respectively, from CPS’ social welfare grant distribution business.

          CPS provides a secure and affordable transacting channel between social welfare grant beneficiaries, SASSA and formal businesses. CPS enrolls social welfare grant beneficiaries by issuing them a UEPS/EMV smart card that digitally stores their biometric fingerprint templates on the smart card, enabling them to access their social welfare grants securely at any time or place. The smart card is issued to the beneficiary on site and utilizes optical fingerprint sensor technology to identify and verify a beneficiary. The beneficiary simply inserts a smart card into the POS device and is prompted to present his fingerprint. If the fingerprint matches the one stored on the smart card, the smart card is loaded with the value created for that particular smart card. Additionally, during enrolment we capture the beneficiary’s voice print to perform biometric verification when using channels such as ATMs and traditional POS terminals that normally do not have fingerprint readers.

          The smart card provides the holder with access to all of the UEPS functionality, which includes the ability to have the smart card funded with pension or welfare payments, make retail purchases, enjoy the convenience of pre-paid facilities and qualify for a range of affordable financial services, including insurance and short-term loans as well as standard EMV transactional capabilities to operate wherever MasterCard is accepted. The smart card also offers the card holder the ability to make debit order payments to a variety of third parties, including utility companies, schools and retail merchants, with which the holder maintains an account. The card holder can also use the same smart card as a savings account.

          Our UEPS - Social Grant Distribution technology provides numerous benefits to government agencies and beneficiaries. The system offers government a reliable service at a reasonable price. For beneficiaries, our smart card offers convenience, security, affordability, flexibility and accessibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint or voice identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Beneficiaries have access to affordable financial services, can save and earn interest on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, beneficiaries pay no transaction fees when they use our infrastructure to load their smart cards, perform balance inquiries, make purchases or downloads, or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

          This business unit has been allocated to our South African transaction-based activities and smart card accounts reporting segments.

               KSNET

          Our KSNET business unit is a significant payment solutions provider in Korea, has the broadest product offering in the country, a base of approximately 220,000 merchants and an extensive direct and indirect sales network. KSNET is based in Seoul, Korea. KSNET’s core operations comprise of three project offerings, namely card value-added network, or VAN, payment gateway, or PG, and banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in Korea. Over 90% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN.

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
  PG—KSNET offers PG services to the rapidly growing number of merchants that are moving online in Korea. PG provides these merchants with a host of alternative payment solutions including the ability to accept credit and debit cards, gift and other prepaid cards, and bank account transfers. PG also provides virtual account capabilities. KSNET is currently the only card VAN provider that also provides PG services in Korea. PG offers us an attractive growth opportunity as e-commerce transactions represent an increasing share of payments, driven by increased wire-line and wireless broadband penetration, an increasing number of merchants moving online, and the enhanced security of online transactions driving consumer acceptance. We believe that KSNET can become the leading provider in the PG industry by leveraging its existing merchant base and entering into new markets earlier than competitors.
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

          This business unit has been allocated to our international transaction-based activities reporting segment.

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
  EasyPay bill payment—EasyPay offers consumers a point-of-sale bill payment service which is integrated into a large number of national retailers, the internet, self service kiosks and mobile handsets. EasyPay processes monthly account payment transactions for over 350 different bill issuers including major local authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies;
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
  Hosting services—EasyPay’s infrastructure supports the hosting of payment or back-up servers and applications on behalf of third parties, including utility companies;
  EasyPay Kiosk—We have developed a biometrically enabled self service kiosk that allows our EasyPay customers to access all the value-added services provided by EasyPay and to create and load their EasyPay virtual wallets with value; and
  EasyPay Web and Mobile—This service enables EasyPay customers to access all the value-added services provided by EasyPay, such as bill payments and the purchase of prepaid airtime and utilities through a secure website that may be accessed through personal computers or through mobile handsets.

          EasyPay provides 24x7 monitoring and support services, reconciliation, automated clearing bureau settlement, reporting, full disaster recovery and redundancy services.

          This business unit has been allocated to our South African transaction-based activities reporting segment.

               MediKredit/ XeoHealth

          Our MediKredit business unit operates and markets our Healthcare Transaction Management systems and solutions in South Africa and is based in Johannesburg, South Africa. We estimate that MediKredit’s products affect 4.2 million of the seven million health-insured lives in South Africa. We also service the claims-processing needs of certain public hospitals, 100 medical scheme plans and ten of the major healthcare administrators in South Africa. Our functionality caters for all healthcare claim types which include pharmacy, doctor, private and public hospital claims.

          MediKredit has been allocated to our South African transaction-based activities reporting segment.

          Our XeoHealth business unit operates from Frederick, Maryland, and offers our XeoRules real time adjudication, or RTS, solutions for the end-to-end electronic processing of medical claims information in the U.S. XeoHealth has recently won a number of projects in the U.S. either as the primary contractor for the provision of our RTS solution to customers, or as a subcontractor to parties contracted to provide an adjudication solution.

          XeoHealth has been allocated to our international transaction-based activities reporting segment.

               FIHRST

          FIHRST offers South African employers our payroll transaction management service and is based in Johannesburg, South Africa. FIHRST currently processes payments exceeding R77.7 billion on behalf of our clients every year, enabling salaries departments to achieve greater levels of efficiency and employee service. We have been chosen as the preferred payments partner by more than 1,250 employer groups of all sizes across all sectors of the economy, representing 850,000 employees. FIHRST is recognized by and works in partnership with the majority of third party payroll organizations including pension fund and medical aid administrators.

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

          Our UETS team also provides business development support in territories where UEPS systems have been sold and implemented, such as Ghana, Malawi, Namibia and Botswana.

          This business unit has been allocated to our international transaction-based activities and hardware, software and related technology sales reporting segments.

               Mobile Virtual Card

          Our Net1 Virtual Card business unit is managed from Johannesburg, South Africa with business development support branches in the USA, Austria, India and Indonesia. Our MVC technology provides a completely secure, off-line payment solution for card not present transactions, such as payments made for internet purchases, The MVC technology runs as a application on any mobile phone and utilizes Net1’s patented cryptographic card generator to secure any payment transaction. The advent of new technologies such as NFC or QR Codes also enables the utilization of our MVC technology for card present payments.

          Our launch customer in the US, MetroPCS, is one of the top five US wireless carriers. MetroPCS offers our MVC technology under the VCPayTM brand as an application that is pre-loaded on new smart phones. We believe our VCPay application is the first mobile phone-based prepaid program with no requirement for the user to have a physical card or bank account. In addition, we have entered into agreements with MoneyGram International, a global money transfer company, and GreenDot Corporation, a major issuer of prepaid credit cards in the United States, to enable subscribers to load their prepaid virtual accounts with cash at any of MoneyGram’s and GreenDot’s 100,000 US agents, which are located in most communities including many grocery, pharmacy and convenience store chains, or electronically via their bank accounts or via direct deposit.

          We have also concluded deals for the provision of MVC services and/or licenses with customers in Mexico, Spain and India.

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
  Smart card-based payment systems in Europe and other—based in Vienna, Austria, our Net1 UTA business unit provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan and Oman.

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

               SmartLife

          SmartLife is a licensed South African life insurance company and provides us with an opportunity to offer relevant insurance products directly to our existing customer and employee base in South Africa. We intend to offer this customer base a full spectrum of products applicable to this market segment, including credit life, group life, funeral and education insurance policies. SmartLife commenced activities in the second quarter of fiscal 2012.

          Prior to its acquisition by us, Smart Life had been administered as a ring-fenced life-insurance license by a large South African insurance company, had not written any new insurance business for a number of years and had reinsured all of its risk exposure under its life insurance products. SmartLife has been allocated to our financial services operating segment.

          These business units have been allocated to our financial services reporting segment.

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

Competition

          In addition to competition that our UEPS system faces from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, there are a number of other products that use smart card technology in connection with a funds transfer system. While it is impossible for us to estimate the total number of competitors in the global payments marketplace, we believe that the most competitive product in this marketplace is EMV, a system that is promoted by most of the major card companies such as Visa, MasterCard, JCB and American Express. The competitive advantage of our UEPS offering is that our technology can operate real-time, but in an off-line environment, using biometric identification instead of the standard PIN methodology employed by our competitors. We have enhanced our competitive advantage through the development of our latest version of the UEPS technology has now been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The new UEPS/EMV technology is currently being deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. We estimate that we process less than 1% of all global payment transactions in the international marketplace.

          In South Africa, and specifically in the payment of salaries and wages, our competitors include the local banks and other transaction processors. The South African banks and the South African Post Office, or SAPO, also offer employees the option to open low cost bank accounts that enable the employees to receive their salaries or wages through the formal banking payment networks.

          The payment of social welfare grants in South Africa is determined through a highly competitive tender process managed by SASSA. The participants in SASSA’s tender processes have historically included the local banks, other payment processors, SAPO and mobile operators. We compete primarily on the basis of the innovative nature and security of our technology as well as the broadest distribution footprint. We are able to load social welfare grants on behalf of the South African government directly onto a biometrically secured UEPS/EMV smart card in rural areas where there is little or no infrastructure or in semi-urban areas through our merchant acquiring system. Our UEPS/EMV-enabled smart cards are therefore used as a means of identification, security and as a transacting instrument. Grants loaded onto our UEPS/EMV-enabled smart cards can be used both online and offline and beneficiaries pay no monthly account or transaction fees. The usefulness of a traditional bank card to its holder is dependent on the availability of a branch network, ATM infrastructure and merchants accepting the card. Access to bank branches, ATMs and merchants accepting traditional bank cards are limited or non-existent in the rural areas of South Africa. We believe the security, functionality and simplicity of our UEPS/EMV smart card provides us with a unique ability to service these rural areas of South Africa, as well as all urban areas through the existing POS and ATM infrastructure. Our technology eliminates the risk associated with receiving social welfare grants in cash as well as the costs associated with transaction fees charged by banks when beneficiaries exceed the minimum number of free transactions per month.

          We believe that SASSA considers the technology utilized, pricing of the payment service rendered and other factors such as black economic empowerment, or BEE, rating as the most important factors when considering potential service providers. We compete with other service providers on these aspects through SASSA’s tender processes, when applicable, or through contract extension negotiations. Following the award of the SASSA tender to us in January 2012 to pay all social welfare grants in South Africa for a period of five years commencing April 1, 2012, we believe that the next competitive tender process will commence during 2016.

          We have identified 10 major card VAN companies in Korea, of which KSNET is one of the four largest. The other three large VAN companies are NICE Information & Telecommunication Inc., First Data Korea Limited and Korea Information & Communications Company, Limited. Entities operating in the VAN industry in Korea compete on pricing and customer service.

          EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and claims to process in excess of 2.6 billion transactions valued at trillions of rands annually. During fiscal 2012, EasyPay processed 425 million transactions with a total value of ZAR 92.9.

          In addition to our traditional competitors, we expect that we will increasingly compete with a number of emerging entities in the mobile payments industry. While the industry is still in its infancy, a number of entities are establishing their presence in this space. Specifically identified entities include traditional payment networks such as Visa, MasterCard and American Express; commercial banks such as Barclays and Citigroup; established technology companies such as Apple, Google and PayPal; mobile operators such as AT&T, Verizon, Vodafone and Bharti Airtel; as well as companies specifically focused on mobile payments such as M-Pesa, Monetise and Square.

Research and Development

          During fiscal 2012, 2011 and 2010, we incurred research and development expenditures of $3.9 million, $5.7 million and $7.6 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS and UEPS/EMV software and its functionality and the design and development of our MVC concept. For example, we continually advance our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in the hardware platforms that are not proprietary to us but which form part of our system.

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

Financial Information about Geographical Areas and Operating Segments

          Note 22 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2012, 2011 and 2010. During fiscal 2012, we reallocated certain of our operating activities among these segments, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue			Long-lived assets
	2012	2011	2010	2012	2011	2010

South Africa	$272,063	$264,485	$267,478	$140,308	$115,809	$111,430
Korea	114,096	68,392	-	224,272	258,791	-
Europe	2,413	10,465	12,301	38	139	42,489
Rest of world	1,692	78	585	6,873	6,817	8,081
Total	$390,264	$343,420	$280,364	$371,491	$381,556	$162,000

Employees

          As of June 30, 2012, we had 4,851 employees, which included approximately 2,500 temporary employees contracted to assist with our SASSA implementation. On a segmental basis, 206 employees were part of our management, 4,080 were employed in South African transaction-based activities, 178 were employed in international transaction-based activities, 12 were employed in financial services and 375 were employed in smart card, hardware, software and related technology sales and corporate activities.

          We expect our employee base to remain at approximately 5,000 people for most of fiscal 2013 until we have concluded the implementation of our SASSA contract. Once complete, we expect our permanent employee base to stabilize around approximately 3,000 employees.

          On a functional basis, four of our employees were part of executive management, 181 were employed in sales and marketing, 225 were employed in finance and administration, 321 were employed in information technology and 4,120 were employed in operations.

          As of June 30, 2012, approximately 90 of the 4,080 employees we have in South Africa who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union and approximately 157 of the 179 employees we have in Korea who perform international transaction-based activities were members of the KSNET Union. We believe we have a good relationship with our employees and these unions.

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

Executive Officers and Significant Employees of the Registrant

          Executive officers

          The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	58	Chief executive officer, chairman and director
Mr. Herman G. Kotze	42	Chief financial officer, treasurer, secretary and director
Mr. Phil-Hyun Oh	53	Chief executive officer and president, KSNET, Inc.
Mr. Nitin Soma	45	Senior vice president information technology

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

          Mr. Oh has served as chief executive officer and president of KSNET since 2007. Prior to that, he was the Managing Partner at Dasan Accounting Firm and was the Head of the Investment Banking Division at Daewoo Securities. Mr. Oh is responsible for the day to day operations of KSNET and as its chief executive officer and president is instrumental in setting and implementing its strategy and objectives.

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

          Significant employees

               Business Functions:

          Dr. Gerhard Claassen (53): General Manager – Cryptographic Solutions – Dr. Claassen joined us in August 2000 and is responsible for the marketing and business development of our cryptographic solutions consisting of the internally developed Incognito range of security solutions, as well as ToDos authenticators and the Cybertrust PKI products.

          Wimpie du Plessis (60): Managing director: MediKredit – Mrs. du Plessis joined us in January 1999 and is responsible for the marketing and business development of our MediKredit and XeoHealth offerings worldwide.

          K. H. Kang (46): Division Director - Marketing Division 2 – Mr. Kang joined us in December 1994 and is responsible for KSNET’s market division that focuses primarily on banking VAN, PG and market development.

          M. B. Lee (47): Division Director - Marketing Division 1 – Mr. Lee joined us in August 1994 and is responsible for KSNET’s market division that focuses primarily on card VAN.

          Igor Medan (39): Joint Managing Director: Net1 UTA – Mr. Medan has been the Joint Managing Director of Net1 UTA since 2011. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India, Asia and Latin America.

          Nanda Pillay (41): General Manager: CPS and EasyPay – Mr. Pillay joined us in May 2000 and is responsible for our South African operations, consisting of CPS and EasyPay.

          Armando Piedra (39): Joint Managing Director: Net1 UTA – Mr. Piedra has been the Joint Managing Director of Net1 UTA since 2011. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India, Asia and Latin America.

          James Sneedon (43): Business Unit Leader: VTU – Mr. Sneedon joined us January 2001 and is responsible for the marketing and business development of our VTU products.

          Brenda Stewart (54): Managing director: Net1 Universal Electronic Technological Solutions – Mrs. Stewart joined us in 1997 and is responsible for the marketing and business development of our UEPS solutions in Africa (excluding South Africa) and Iraq.

          Trevor Smit (54): Managing director: FIHRST – Mr. Smit joined us in May 2007 and is responsible for the marketing and business development of our FIHRST offering.

          Chris van der Walt (50): Managing director: SmartLife – Mr. van der Walt joined us in July 2011 and is responsible for the marketing and business development of our insurance offerings through SmartLife.

               Support functions:

          Chris Britz (51): Vice President - Group production, repairs & maintenance – Mr. Britz joined us in April 2001 and is responsible for the group’s production facilities, as well as all internal and external repairs and maintenance of terminals and other hardware.

          Lawrie Chalmers (51): Vice President - Group Human Resources – Mr. Chalmers joined us in April 1998 and is responsible for the group’s South African human resources activities, including recruitment, payroll, training and industrial relations.

          Y. H. Cho (46): Head of research director – Mr. Cho joined us in July 1999 and is responsible for KSNET’s information technology department.

          M. Y. Jun (44): Head of Strategy, Planning and Finance – Mr. Jun joined us in September 2000 and is responsible for KSNET’s financial function, including financial accounting, taxation and statutory reporting.

          Dhruv Chopra (38): Vice President: Investor Relations – Mr. Chopra is responsible for managing our investor relations function globally.

          Paul Encarnacao (36): Vice President – Finance – Mr. Encarnacao joined us in June 2004 and is responsible for the preparation of the group’s generally accepted accounting principles in the United States of America, or US GAAP, consolidated accounts and statutory reports.

          Alan Keschner (51): Vice President: Joint Ventures and Investments – Mr. Keschner joined us in January 2012 and provides governance support to our joint ventures as our representative on the various boards of directors.

          Warren Segall (47): Vice President: Compliance – Mr. Segall joined us in July 2006 and is our compliance officer.

          Cara van Straaten (51): Group Financial Controller – Ms. Van Straaten joined us in July 2004 and is responsible for the group’s South African financial function, including financial accounting, taxation and statutory reporting.

          ITEM 1A. RISK FACTORS

          OUR OPERATIONS AND FINANCIAL RESULTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW, THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK.

Risks Relating to Our Business

          We derive a majority of our revenues from our new contract with SASSA for the distribution of pension and welfare benefits in all of South Africa’s nine provinces. While the new contract has substantially increased the number of beneficiaries to whom we distribute benefits, it has also increased our dependence on our pension and welfare business while also reducing our operating margin, at least in the short term. Further, if we cannot successfully leverage an expanded beneficiary base to provide recipients with additional financial and other services, our financial performance may suffer.

          On January 17, 2012, SASSA awarded us a tender to provide payment services for social grants in all of South Africa’s nine provinces for a period of five years. On February 3, 2012, we entered into a new contract, together with a related service level agreement, with SASSA. Under our prior SASSA contract, we provided payment services in only five provinces.

          Although our revenues from our new SASSA contract have increased as a result of the larger number of beneficiaries we now serve, we also have incurred and will continue to incur significant increases in operating expenses. We have made significant capital expenditures to build out our infrastructure across South Africa, primarily in the additional four provinces. As a result, despite the higher volumes of payments, these additional expenses have resulted in lower operating margins in our pension and welfare business. We could also encounter delays or unexpected expenses during the implementation phase of the contract, which could adversely affect us and require additional management time and attention. While our goal is to offset the additional increases in operating expenses and capital expenditures by expanding the scope and volumes of financial and other services we can provide to our beneficiaries, we may not be successful in doing so, which could adversely affect our business, results of operations, operating cash flow and financial condition.

          Moreover, the expansion of our service offering to all nine South African provinces has increased our dependence on our contract with SASSA, which is and will continue to be our largest customer. For the fiscal year ended June 30, 2012, our pension and welfare accounted for approximately 41% of our revenues. If we were to lose all or part of these revenues for any reason, our business would suffer significantly.

          In order to meet our obligations under our SASSA contract, we are required to deposit government funds with financial institutions in South Africa before commencing the payment cycle and are exposed to counterparty risk.

          In order to meet our obligations under our SASSA contract, we are required to deposit government funds, which will ultimately be used to pay social welfare grants, with financial institutions in South Africa before commencing the payment cycle. If these financial institutions are unable to meet their commitments to us, in a timely manner or at all, we would be unable to discharge our obligations under our SASSA contract and could be subject to penalties, loss of reputation and potentially, the cancellation of our contract. As we are unable to influence these financial institutions' operations, including their internal information technology structures, capital structures, risk management, business continuity and disaster recovery programs, or their regulatory compliance systems, we are exposed to counterparty risk.

          Two of the unsuccessful tenderors have challenged SASSA’s award of the tender to us.

          On February 8, 2012, AllPay filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the recent SASSA tender process and was a former contractor to SASSA. We are included as one of several respondents in this proceeding. As a respondent, we are entitled to oppose the application, which we are doing. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. The matter was argued before the High Court on May 29 to 31, 2012, and we expect that judgment will be handed down during the first quarter of fiscal 2013. Any of the parties to the proceeding will thereafter be entitled to apply to the High Court for leave to appeal the judgment and, provided that such leave is granted, the appeal process could take several months to be finalized. We cannot predict when the proceeding will be resolved or its ultimate outcome.

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

          Acquisitions of businesses or other material operations and the integration of these acquisitions will require significant attention from our senior management which may divert their attention from our day to day business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of goodwill or other intangible assets, which could reduce our future reported earnings. Finally, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

          We have a significant amount of indebtedness that requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

          As of June 30, 2012, we had approximately $94 million of outstanding indebtedness, which we incurred to finance the KSNET acquisition. These loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The terms of the loan facility require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. Although these covenants only apply to our Korean subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

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

          The incumbent South African retail banks have created a common banking product, generally referred to as a “Mzansi” account, for unbanked South Africans, which offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. According to the FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, approximately 4.4 million and 3.5 million people in South Africa claimed to use a Mzansi account in 2009 and 2008, respectively. As the competition to bank the unbanked in South Africa intensifies with the Mzansi account and other similar product offerings, we may not be successful in marketing our low-cost banking product to our target population.

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

          These factors may allow them to offer better pricing terms or incentives to customers, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues and earnings.

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

          In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the ones we have established in Namibia, Botswana and Colombia. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a minority interest. Minority ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on our South African subsidiaries by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest.

          We may have difficulty managing our growth, especially as we expand our business internationally.

          We continue to experience growth, both in the scope of our operations and size of our organization. This growth is placing significant demands on our management, especially as a result of our recent SASSA tender award and as we expand our business internationally. Continued growth would increase the challenges involved in implementing appropriate operational and financial systems, expanding our technical and sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our culture and values. International growth, in particular, means that we must become familiar and comply with complex laws and regulations in other countries, especially laws relating to taxation.

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

          Many social welfare recipients use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipients to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against certain risks of loss or theft of cash from our delivery vehicles and we will therefore bear the full cost of certain uninsured losses or theft in connection with the delivery process, and such losses could materially and adversely affect our financial condition, cash flows and results of operations. We have not incurred any material losses resulting from cash distribution in recent years, but there is no assurance that we will not incur material losses in the future.

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

          The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the US dollar, and to a lesser extent, the Korean won, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The US dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. We provide detailed information about historical exchange rates in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Exchange Rate Information.”

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

          In 2012, we entered into a Broad Based Black Economic Empowerment transaction pursuant to which we granted an option to purchase up to 8,955,000 shares of our common stock to a special purpose vehicle that represents a consortium of black South Africans, community groups and the Net1 Foundation (the “BBBEE consortium”). The option is exercisable at a price of US$8.96 per share at any time until April 19, 2013. One of the primary purposes of entering into this transaction was to improve our BEE score. However, to date the option granted to the BBBEE consortium has not been exercised and if it expires unexercised or it is exercised only in part, we may not achieve the objectives we sought to achieve when we entered into the transaction. Refer to Note 16 to our consolidated financial statements.

          We have taken a number of actions as a company to increase empowerment of black South Africans, including the BBBEE transaction discussed above. However, it is possible that these actions may not be sufficient to enable us to achieve applicable BEE objectives. In that event, in order to avoid risking the loss of our government and private contracts, we may have to seek to comply through other means, including by selling or placing additional shares of Net1 or of our South African subsidiaries to black South Africans. Such sales of shares could have a dilutive impact of your ownership interest, which could cause the market price of our stock to decline.

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

          Although Net1 is a US corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2012, approximately 59% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; (iv) repatriate to South Africa profits of foreign operations; and (v) limit our business to utilize profits of one foreign business to finance operations of a different foreign business.

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

          In the past, trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. Although only approximately 2% percent of our South African workforce is unionized and we have not experienced any labor disruptions in recent years, such labor disruptions may occur in the future. In addition, developments in South African labor laws may increase our costs or alter our relationship with our employees and trade unions, which may have an adverse effect on us, our financial condition and our operations.

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

          We derive a substantial portion of our current business from the distribution of social welfare grants in South Africa. Because social welfare eligibility and grant amounts are regulated by the South African government, any changes to or reinterpretations of the government regulations relating to social welfare may result in the non-renewal or reduction of grants for certain individuals, or a determination that currently eligible social welfare grant recipients are no longer eligible. If any of these changes were to occur, the number of grants we distribute could decrease which could result in a reduction of our revenue and cash flows~~.~~

          We do not have a South African banking license and therefore we provide our social welfare grant distribution and wage payment solution through an arrangement with a third-party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our social welfare grant distribution and wage payment business without alternate means of access to a banking license

          The South African retail banking market is highly regulated. Under current law and regulations, our South African social welfare grant distribution and wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have entered into an agreement with Grindrod Bank Limited that enables us to implement our social welfare grant distribution and wage payment solution in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means.

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

          Our stock price has experienced recent significant volatility. During the 2012 fiscal year, our stock price ranged from a low of $5.77 to a high of $11.21. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	the extent to which we are able to implement our new SASSA contract successfully;
-	fluctuations in currency exchange rates, particularly the US dollar/ZAR exchange rate;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	announcements of acquisitions, disposals or impairments of intangible assets;
-	the timing of or delays in the commencement, implementation or completion of major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

          A majority of our common stock is beneficially owned by a small number of shareholders. The interests of these shareholders may conflict with those of our other shareholders.

          There is a concentration of ownership of our outstanding common stock because approximately 41% of our outstanding common stock is owned by two shareholders. Based on their most recent SEC filings disclosing ownership of our shares, International Value Advisers, LLC, or IVA, and investment entities affiliated with General Atlantic LLC beneficially owned 27.2% and 14.1% of our outstanding common stock, respectively. General Atlantic also has the right to representation on our board of directors although it is not currently exercising that right.

          In addition, pursuant to a Broad Based Black Economic Empowerment transaction described above, we have granted an option to purchase up to 8,955,000 shares of our common stock, equal to 19.7% of our current issued and outstanding shares, to the BBBEE consortium. The option is exercisable at US$8.96 per share at any time until April 19, 2013. The BBBEE consortium is currently represented on our board by invitation and has the right to representation on our board if and so long as it owns more than 10% of our outstanding common stock.

          The interests of IVA, the BBBEE consortium and General Atlantic may be different from or conflict with the interests of our other shareholders. As a result of the ownership by IVA, the BBBEE consortium and General Atlantic, as well as the BBBEE consortium’s and General Atlantic’s right to board representation, they will be able, if they act together, to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

          The requirement to evaluate and report on our internal controls also applies to companies that we acquire. Some of these companies may not be required to comply with Sarbanes prior to the time we acquire them. The integration of these acquired companies into our internal control over financial reporting could require significant time and resources from our management and other personnel and may increase our compliance costs. If we fail to successfully integrate the operations of these acquired companies into our internal control over financial reporting, our internal control over financial reporting may not be effective.

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

          In addition, all of Net1’s directors and officers reside outside of the United States and our experts, including our independent registered public accountants, are based in South Africa. As a result, even though you could effect service of legal process upon Net1, as a Florida corporation, in the United States, you may not be able to collect any judgment obtained against Net1 in the United States, including any judgment based on the civil liability provisions of the U.S. federal securities laws, because substantially all of our assets are located outside the United States. Moreover, it may not be possible for you to effect service of legal process upon the majority of our directors and officers or upon our experts within the United States or elsewhere outside South Africa and any judgment obtained against any of our foreign directors, officers and experts in the United States, including one based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by a South African court.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We lease our corporate headquarters facility which consists of approximately 83,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, a 12,088 square foot manufacturing facility in Lazer Park, a 14,230 square foot manufacturing facility in Brakpan and 96 depot facilities. We also lease additional office space in Johannesburg, Pretoria, Cape Town and Durban, South Africa; Vienna, Austria; Seoul, Republic of Korea; Moscow, Russia; New York, New York and Fredrick, Maryland. These leases expire at various dates through 2017.

          We own land and buildings in Ahnsung,Kyung-gi, Republic of Korea, which facility is used for the storage of business documents. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

          On February 8, 2012, AllPay Consolidated Investment Holdings (Pty) Ltd filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the recent SASSA tender process and was a former contractor to SASSA. We are included as one of several respondents in this proceeding. As a respondent, we are entitled to oppose the application, which we are doing. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. The High Court heard this matter on May 29 to 31, 2012. We expect that it will hand down a decision during the first quarter of fiscal 2013. Any of the parties to the proceeding will thereafter be entitled to apply to the High Court for leave to appeal the judgment and, provided that such leave is granted, the appeal process could take several months to be finalized. We cannot predict when the proceeding will be resolved or its ultimate outcome.

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

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable.

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

          The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2010	$15.04	$10.72
Quarter ended December 31, 2010	$12.97	$10.35
Quarter ended March 31, 2011	$12.31	$8.24
Quarter ended June 30, 2011	$8.92	$7.29
Quarter ended September 30, 2011	$9.00	$5.77
Quarter ended December 31, 2011	$8.59	$5.80
Quarter ended March 31, 2012	$11.21	$6.71
Quarter ended June 30, 2012	$10.33	$7.79

          Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 17, 2012, there were 19 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

          Issuer Purchases of Equity Securities

          We did not purchase any shares of our common stock during the fourth quarter of fiscal 2012. We currently have $97,848,570 available under our $100 million Board of Directors approved share repurchase authorization. The authorization has no expiration date.

          The table below presents our common stock purchased during fiscal 2012 per quarter:

Average price
	Total number	paid per
	of shares	share
Period	purchased	(US dollars)
First	180,656	6.25
Second	-	-
Third	-	-
Fourth	-	-
Total fiscal 2012	180,656	6.25

          Share performance graph

          The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2007, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(AMONG NET 1, THE S&P 500 INDEX AND THE NASDAQ INDUSTRIAL INDEX)
120
100
80
60
40
20
-
Dollars
NASDAQ Industrial Index
S&P 500 Index
Net1
2007
2008
2009
2010
2011
2012
Fiscal year ended June 30,

ITEM 6. SELECTED FINANCIAL DATA

          The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2012 and 2011, and for the three years ended June 30, 2012 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2010, 2009 and 2008 and for the years ended June 30, 2009 and 2008, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with US GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2012	2011(1)	2010	2009	2008
Revenue	$390,264	$343,420	$280,364	$246,822	$254,056
Cost of goods sold, IT processing, servicing and support	141,000	109,858	72,973	70,091	67,486
Selling, general and administrative(2)	137,404	119,692	80,854	64,833	65,362
Equity instrument granted pursuant to BBBEE transaction (3)	14,211	-	-	-	-
Depreciation and amortization	36,499	34,671	19,348	17,082	10,822
Profit on sale of microlending business	-	-	-	455	-
Impairment losses(4)	-	41,771	37,378	1,836	-
Operating income	61,150	37,428	69,811	93,435	110,386
Foreign exchange gain related to short-term investment(5)	-	-	-	26,657	-
Interest (expense) income, net	(769)	(1,018)	9,069	10,828	15,722
Income before income taxes	60,381	36,410	78,880	130,920	126,108
Income tax expense(6)	15,936	33,525	40,822	42,744	39,192
Income from continuing operations	44,651	2,647	38,990	86,601	86,695
Net income attributable to Net1	44,651	2,647	38,990	86,601	86,695
Income from continuing operations per share:
Basic	$0.99	$0.06	$0.84	$1.53	$1.50
Diluted	$0.99	$0.06	$0.84	$1.53	$1.49

(1) KSNET was acquired effective November 1, 2010, and our reported results for fiscal 2011 include KSNET revenues of $68.4 million and a net loss of $4.1 million, after acquisition-related intangible assets amortization, deferred taxes related to acquisition-related intangible asset amortization and interest related to financing obtained to partially fund the acquisition.
(2) Selling, general and administrative expense includes a charge of $2.8 million (2012), $1.7 million (2011), $5.5 million (2010), $4.9 million (2009) and $3.8 million (2008), respectively, in respect of stock-based compensation.
(3) On April 19, 2012, we issued an option to purchase 8,955,000 shares of our common stock to a BEE consortium pursuant to a BBBEE transaction that we entered into on January 25, 2012. The fair value of the option was determined as approximately $14.2 million and has been expensed in full.
(4) Customer relationships acquired in the acquisition of Net1 UTA were impaired in fiscal 2011. Goodwill related to the hardware, software and related technology sales segment was impaired during fiscal 2010, and goodwill related to the financial services segment was impaired during fiscal 2009.
(5) The foreign exchange gain related to a short-term investment in the form of an asset swap arrangement which matured during fiscal 2009.
(6) The fully-distributed tax rate for fiscal 2012 was 28%, for fiscal 2011, 2010 and 2009 it was 34.55% and for fiscal 2008 it was 35.45% . Our income tax expense for fiscal 2012 includes the effects of the change in South African tax law to impose a 15% dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace the 10% Secondary Taxation on Companies (a tax levied directly on a company on dividend distributions) (“STC”) (refer to Note 19 of our consolidated financial statements). Our income tax expense for fiscal 2012 also includes a valuation allowance of $8.2 million related to foreign tax credits we believe we may not recover (refer to Note 19 of our consolidated financial statements). Our income tax expense for fiscal 2011 includes valuation allowances related to our Net1 UTA business of $8.9 million and a reversal of $10.4 million related to the customer impairment loss. Our income tax expense for fiscal 2009 and 2008 includes the impact of the change in the fully-distributed rate during those fiscal years of approximately $3.5 million and $5.4 million, respectively.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2012(1)	2011(1)	2010(1)	2009	2008
Cash flows provided by operating activities	$20,406	$66,223	$68,683	$106,768	$118,760
Cash flows used in investing activities	$292,539	$323,685	$90,186	$107,856	$3,903
Cash flows provided by (used in) financing activities .	$231,907	$183,269	$(48,478)	$(40,248)	$2,864
Operating income margin	16%	11%	25%	38%	43%

(1) Cash flows used in investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$39,123	$95,263	$153,742	$220,786	$272,475
Total current assets before settlement assets	175,236	213,421	226,429	290,294	345,734
Goodwill (1)	182,737	209,570	76,346	116,197	76,938
Intangible assets (1)	93,930	119,856	68,347	75,890	22,216
Total assets	955,893	781,645	472,090	499,487	454,071
Total current liabilities before settlement obligations	75,367	104,396	57,927	77,809	76,503
Total long-term debt	79,760	111,776	4,343	4,185	3,766
Total Net1 equity	$341,515	$323,006	$285,878	$373,217	$340,328

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

Overview

          We are a leading provider of payment solutions and transaction processing services across multiple industries and in a number of emerging economies.

          We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has now been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The new UEPS/EMV technology is currently being deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

          We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies.

          Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over nine million recipients across the entire country, process debit and credit card payment transactions on behalf of retailers that we believe represent nearly 65% of retailers within the formal retail sector in South Africa through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service that processes monthly payments for approximately 1,250 employer groups representing over 850,000 employees. Our MediKredit service provides the majority of funders and providers of healthcare in South Africa with an on-line real-time management system for healthcare transactions. We perform a similar service in the US through our XeoHealth subsidiary.

          Internationally, though KSNET, the second largest transaction processor by volume in Korea, we offer card processing, payment gateway and banking value-added services in that country. The acquisition of KSNET during the second quarter of fiscal 2011, expands our international footprint as well as diversifies our revenue, earnings and product portfolio. We have also concluded deals for the provision of MVC services and/or licenses with customers in Mexico, Spain and India.

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

          Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 220,000 merchants and to card issuers in Korea through our value-added network. In the US, we earn transaction fees from our customers utilizing our XeoRules on-line real-time management system for healthcare transactions. We also generate fees from our customers who utilize our VCPay technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card not present environment. The revenue and costs at KSNET, XeoHealth and VCPay as well as those from our Iraqi contract, are reflected in our international transaction-based activities segment.

          We also generate fees from transaction processing for both funders and providers of healthcare in South Africa and from providing a payroll transaction management service to South African companies. In both cases, the revenue and costs associated with these services are reflected in our South African transaction-based activities segment.

          Finally, we have entered into business partnerships or joint ventures to introduce our UEPS and VTU solutions to new markets such as Botswana, Namibia and Colombia. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use the UEPS in the specific territory, including the back-end system. We account for our equity investments using the equity method. When we equity-account these investments, we are required under US GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these equity-accounted investments during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third-party customers, as the case may be.

          We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Business Developments during Fiscal 2012

          South Africa

          SASSA contract

          On January 17, 2012, SASSA awarded us a tender to provide payment services for social grants in all of South Africa’s nine provinces for a period of five years. On February 3, 2012, we entered into a new contract, together with a related service level agreement, with SASSA pursuant to which we pay, on behalf of SASSA, social grants to all persons nationally who are entitled to receive such grants, for a firm price of ZAR16.44 per beneficiary paid, or ZAR 14.42 net of VAT. The new pricing terms became effective on April 1, 2012, upon the March 31, 2012 expiration of our then-existing contract with SASSA to provide social grant distribution in five provinces. Thus, our fiscal 2012 results of operations include three quarters of operations under the prior contract, which contained a standard pricing formula for all five provinces based on a transaction fee per beneficiary paid, regardless of the number or amount of grants paid per beneficiary, calculated on a guaranteed minimum number of beneficiaries per month.

          We commenced the implementation of our new contract during the third quarter of fiscal 2012. The implementation is being conducted in two phases. The first phase involved issuing approximately 2.5 million MasterCard-branded debit cards to beneficiaries that we did not serve under our previous contract in order to establish the payment process to pay all social grants in the country. We commenced the national grant payment process for approximately 9.2 million beneficiaries on April 2, 2012 and thus successfully completed the first phase of implementation.

          The second phase requires us to re-enroll all social grant beneficiaries in South Africa. This enrollment process will require us to capture the personal and biometric information of each beneficiary and issue each grant recipient with our latest MasterCard-branded UEPS/EMV combination smart cards. These smart cards can be used across all elements of the South African National Payment System, including at ATMs and POSs, in addition to our current UEPS merchant acquiring system and mobile pay points. We commenced the second phase of the enrollment process in early July 2012 and plan to be substantially complete by March 2013.

          In order to complete the first phase of the implementation on time, we hired approximately 2,500 temporary employees required to assist with the first phase of the beneficiary enrollment process. Once we have completed the second phase, we expect our permanent employee base to increase from pre-new contract levels by approximately 900 people. Additionally, following the conclusion of the new service level agreement, we paid certain of our executives and key employees special bonuses of $5.4 million (ZAR 41.8 million) in recognition of their contributions to the compilation of the successful SASSA tender, the development of the new technologies and the support provided for the implementation of the tender award.

          During fiscal 2012 we incurred direct implementation expenses (excluding the bonuses discussed above) of approximately $10.9 million (ZAR 83.9 million) including staff, travel, premises hire for enrollment, stationery, delivery and advertising costs. We are unable to quantify the value of time spent by our executives and pension and welfare operations managers and staff that service the five provinces in which we operated under the previous contract and that have assisted in the implementation of the national award. We also incurred approximately $21.2 million in capital expenditures, primarily to acquire registration workstations, payment vehicles and the branch infrastructure required for the national implementation. We anticipate cumulative capital expenditures related to the ramp of our national contract to be in the $45 to $50 million range, of which roughly two-thirds should be incurred by the end of the second quarter of fiscal 2013.

          See Item 1A—“Risk Factors” and Item 3—“Legal Proceedings” for more information and the risks associated with our SASSA contract, the recently initiated new tender process and for an update on litigation between us and SASSA.

          Issue of option pursuant to Broad Based Black Economic Empowerment transaction

          On April 19, 2012, we issued a one-year option to purchase 8,955,000 shares of our common stock to a BEE consortium pursuant to the previously-announced BEE transaction that we entered into on January 25, 2012. While we believe that this transaction will improve our BEE rating, and therefore provide us with additional business opportunities in South Africa, additional steps may become necessary to achieve these goals.

          For a discussion of additional risks associated with compliance with the South African Broad Based Black Economic Empowerment Act, please see the risk factor entitled “If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to achieve black shareholding of our company in a manner that could dilute your ownership.” in Item 1A.

          Acquisition of SmartLife

          On July 1, 2011, we acquired SmartLife, a South African long-term insurance company, for ZAR 13 million (approximately $1.8 million) in cash. Prior to its acquisition by us, Smart Life had been administered as a ring-fenced life-insurance license by a large South African insurance company, had not written any new insurance business for a number of years and had reinsured all of its risk exposure under its life insurance products. SmartLife has been allocated to our financial services operating segment.

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

          South African transaction processors, excluding pension and welfare

          FIHRST continues to grow its market share in the employer and employee payment processing space via the offering of our expanded services and the acquisition of new employer and employee groups. MediKredit signed agreements with new providers, including public hospitals, private hospitals and specialist doctors, and has commenced adjudication and processing activities for these providers.

          Partnership with MasterCard

          Following our EMV certification and subsequent strategic decision to issue MasterCard-branded UEPS/EMV cards to our welfare recipients in South Africa as part of our SASSA contract, we entered into a partnership with MasterCard to facilitate the interoperability of our UEPS technology with the traditional EMV payment system to address the financial services needs of the unbanked population in South Africa and a number of other emerging African countries by leveraging the UEPS/EMV technology.

          Partnership with Vodacom

          As part of our national SASSA rollout in South Africa, we have partnered with Vodacom, one of the largest mobile operators in the country and a subsidiary of Vodafone Group, to issue welfare recipients with a free Vodacom SIM card in addition to our UEPS/EMV smart card as a way to communicate monthly with beneficiaries regarding grant information, a free phone call for voice biometric verification, and a channel to distribute customized marketing offers via SMS for various products and services.

          Outside South Africa

          KSNET

          The KSNET management team has commenced a number of strategic initiatives in the Republic of Korea to maintain and expand our current market share and to grow into adjacent markets. In fiscal 2012, KSNET increased the number of merchants it served by 20,000 as a result of its strategic marketing initiatives to target the small and medium merchant market segment, and currently serves approximately 220,000 merchants. The competitive value added network environment in Korea has resulted in a nominal anticipated loss of operation margin, which we expect to continue for the foreseeable future, and expect further nominal margin loss in the short to medium-term. However, management expects that its efforts to penetrate the small and medium sized merchant base as well as the introduction of additional services that leverage the existing infrastructure may improve the unit’s margin profile over time.

          XeoHealth

          During the second quarter of fiscal 2012, we commenced processing 4010 and 5010 data, including capitation information and creating state reporting claims files for Community Behavioral Health, or CBH, a not-for-profit corporation contracted by the City of Philadelphia to provide behavioral health services for Philadelphia Medicaid recipients. XeoHealth licenses its XeoRules SaaS offering to CBH including implementation services. XeoHealth has recognized implementation revenue during the implementation phase and recurring transaction-based revenue from December 2011 from this contract.

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

          Mobile Virtual Card

          We launched our VCPay offering in the United States during fiscal 2011. Our mobile phone-based virtual payment card application is designed to eliminate fraud in card not present transactions. During the first quarter of fiscal 2012, we engaged the services of a specialist advisory firm to assist us with the general management of our VCPay initiatives in the US, the identification of the various strategic channels for VCPay deployment and the commercialization of VCPay in our targeted industry verticals.

          The Banamex VCPay initiative in Mexico is currently in the system integration testing phase, with hardware having been deployed and prepared for launch in the second quarter of fiscal 2013. We believe that this first implementation of our VCPay technology in Latin America, spearheaded by one of the largest financial institutions in the region, as a catalyst to increase the footprint of VCPay services in the region.

          Late in fiscal 2012, we have signed additional MVC deployments with new customers in Spain and India.

          The African Continent and Iraq

          During fiscal 2012, NUETS recorded revenue from transaction fees under its contract with the government of Iraq. NUETS has entered the second phase of its initiative in Ghana and now generates recurring income in the form of hardware and software maintenance fees. According to data from our customer, Ghana Interbank Payment and Settlement Systems, during the first six months of calendar 2012, value and volume of transactions involving e-Zwich increased ten-fold since January 1, 2012 and as additional payment infrastructure is deployed, usage is expected to increase further. Although we do not receive a transaction fee from our system in Ghana, we believe that the increase in usage demonstrates the attractiveness of our technology in countries outside South Africa.

          NUETS continued to service its current customers on the African continent and in Iraq and continued its business development efforts, including responding to a number of tenders, in multiple countries on the African continent during the year. In addition, NUETS has developed a limited investment / software as a service business model and we expect to deploy the UEPS technology in selected African markets using this approach in the future.

          Our partnership with MasterCard may also bring us additional business development opportunities for current or future MasterCard member banks who seek the offline and additional functionality incorporated in our new UEPS/EMV payment technology.

          Reallocation of certain activities among reporting segments

          During fiscal 2012, we made the following changes to our reporting segments:

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

          The tables below present our revenue and operating income, both as reported and as revised to reflect the reallocations described above, for each quarter of fiscal 2011:

Table 1

Revenue $ '000

Period		South African transaction-based activities	International transaction-based activities	Smartcard accounts	Financial services	Hardware, software and related technology sales	Total
Q1 2011	Reported	44,422	470	7,970	1,248	10,173	64,283
	Revised	44,889	470	7,970	1,250	9,704	64,283
	Difference	467	-	-	2	(469)	-
Q2 2011	Reported	46,588	16,950	8,434	1,623	15,416	89,011
	Revised	46,737	17,385	8,434	1,651	14,804	89,011
	Difference	149	435	-	28	(612)	-
Q3 2011	Reported	47,313	24,627	8,288	2,168	10,362	92,758
	Revised	47,313	24,627	8,288	2,171	10,359	92,758
	Difference	-	-	-	3	(3)	-
Q4 2011	Reported	50,267	27,900	8,623	2,274	8,304	97,368
	Revised	50,267	27,900	8,623	2,278	8,300	97,368
	Difference	-	-	-	4	(4)	-
F2011	Reported	188,590	69,947	33,315	7,313	44,255	343,420
	Revised	189,206	70,382	33,315	7,350	43,167	343,420
	Difference	616	435	-	37	(1,088)	-

Table 2

Operating income (loss) $ '000

Period		South African transaction-based activities	International transaction-based activities	Smart card accounts	Financial services	Hardware, software and related technology sales	Corp/ Elims	Total
Q1 2011	Reported	17,439	(211)	3,622	929	(2,660)	(8,133)	10,986
	Revised	17,748	(708)	3,622	797	(2,339)	(8,134)	10,986
	Difference	309	(497)	-	(132)	321	(1)	-
Q2 2011	Reported	18,547	327	3,832	1,231	(319)	(1,644)	21,974
	Revised	18,578	139	3,832	1,028	(49)	(1,554)	21,974
	Difference	31	(188)	-	(203)	270	90	-
Q3 2011	Reported	18,309	780	3,767	1,701	(44,584)	(2,098)	(22,125)
	Revised	18,566	274	3,767	1,540	(44,086)	(2,186)	(22,125)
	Difference	257	(506)	-	(161)	498	(88)	-
Q4 2011	Reported	20,347	811	3,919	1,797	(2,367)	2,086	26,593
	Revised	20,776	75	3,919	1,634	(1,898)	2,087	26,593
	Difference	429	(736)	-	(163)	469	1	-
F2011	Reported	74,642	1,707	15,140	5,658	(49,930)	(9,789)	37,428
	Revised	75,668	(220)	15,140	4,999	(48,372)	(9,787)	37,428
	Difference	1,026	(1,927)	-	(659)	1,558	2	-

          Furthermore, the activities of Net1 UTA related primarily to the commercialization of our MVC offering during the first quarter of fiscal 2012 have been allocated to our international transaction-based activities operating segment.

          Refer to Note 22 to our consolidated financial statements for a description of our operating segments and segment financial information for fiscal 2012, 2011 and 2010.

Critical Accounting Policies

          Our consolidated financial statements have been prepared in accordance with US GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques. Management believes that the following accounting policies are critical due to the degree of estimation required and the impact of these policies on the understanding of the results of our operations and financial condition.

          Deferred Taxation

          We estimate our tax liability through the calculations done for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in future periods. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2012, 2011, and 2010, we recorded increases to our valuation allowance of $12.0 million, $19.5 million and $5.0 million, respectively.

          Stock-based Compensation and Equity Instrument issued pursuant to BBBEE transaction

               Stock-based compensation

          Management is required to make estimates and assumptions related to our valuation and recording of stock-based compensation charges under current accounting standards. These standards require all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognize compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. No stock options were granted during fiscal 2010. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $2.8 million, $1.7 million, and $5.7 million for fiscal 2012, 2011 and 2010, respectively. Net stock-based compensation expense for fiscal 2011, includes a reversal of $3.5 million related to a portion of the restricted stock granted in August 2007 that did not vest as the performance condition prescribed in the terms of the awards was not met.

               Equity instrument

          We recorded $14.2 million of expense associated with the issuance of equity instruments as part of the BBBEE transaction during fiscal 2012 as such awards were fully vested during the period.

          Intangible Assets Acquired Through Acquisitions

          The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2012, 2011 and 2010, where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

          The results of our impairment tests during fiscal 2012 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment.

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

          Research and Development

          Accounting standards require product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2012, 2011 or 2010, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

          Recent accounting pronouncements not yet adopted as of June 30, 2012

          Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2012, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 3	Year ended June 30,
	2012	2011 (1)	2010
ZAR : $ average exchange rate	7.7920	7.0286	7.6117
Highest ZAR : $ rate during period	8.6987	7.7809	8.3187
Lowest ZAR : $ rate during period	6.6096	6.4925	7.1731
Rate at end of period	8.2881	6.8449	7.6529

KRW : $ average exchange rate	1,130	1,113	n/a
Highest KRW : $ rate during period	1,202	1,169	n/a
Lowest KRW : $ rate during period	1,029	1,059	n/a
Rate at end of period	1,159	1,079	n/a

          (1) – KRW : $ average, highest and lowest exchange rates are from November 1, 2010 (KSNET acquisition date) to June 30, 2011.

          Translation exchange rates

          We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2012, 2011 and 2010, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 4	June 30,
	2012	2011	2010
Income and expense items: $1 = ZAR	7.7186	6.9962	7.6092
Income and expense items: $1 = KRW	1,104	1,121	n/a

Balance sheet items: $1 = ZAR	8.2881	6.8449	7.6529
Balance sheet items: $1 = KRW	1,159	1,079	n/a

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

          Fiscal 2012 results include SmartLife from July 1, 2011, and Eason from October 1, 2011 and KSNET, MediKredit and FIHRST. Fiscal 2011 results include MediKredit and FIHRST for the entire period and KSNET from November 1, 2010, but do not include Eason and SmartLife. Fiscal 2010 results include MediKredit and FIHRST from January 1, 2010 and March 31, 2010, respectively, and do not include KSNET, SmartLife and Eason.

          The discussion below gives effect to the reallocation of certain activities among our various operating segments as discussed above.

          Fiscal 2012 Compared to Fiscal 2011

          The following factors had an influence on our results of operations during fiscal 2012 as compared with the same period in the prior year:

  Impact of new SASSA contract: Our new SASSA contract has resulted in higher revenues from SASSA during the fourth quarter of fiscal 2012. We commenced implementing the new contract during the third quarter of fiscal 2012 and incurred additional implementation and staff costs of approximately $10.9 million,excluding cash bonuses of $5.4 million which were paid as a result of the tender award to us;
  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 10% against the ZAR during fiscal 2012 which negatively impacted our reported results;
  Replacement of STC with a dividends withholding tax in South Africa: As a result of a change in South African tax law that replaces STC with a dividends withholding tax, our tax expense includes the positive impact of a $18.3 million deferred tax benefit;
  Foreign tax credit valuation allowance: Our tax expense includes the negative impact of a $8.2 million foreign tax credit valuation allowance;
  Fair value charge resulting from issue of equity instrument pursuant to BBBEE transaction: The fair value charge of $14.2 million related to our BBBEE transaction negatively impacted our reported results during fiscal 2012;
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
  Inclusion of revenue contribution from Eason at lower operating margin than our legacy business: The inclusion of the acquired Eason business from the second quarter of fiscal 2012 contributed to an increase in revenues for fiscal 2012; however, because Eason’s prepaid airtime sales business has a operating margin (before acquired intangible asset amortization) that is lower than our legacy businesses, it reduced our overall operating margin;

  Intangible asset amortization related to acquisitions: We recorded additional intangible asset amortization related to the acquisitions of KSNET and Eason which was offset by the full impairment of Net1 UTA’s intangibles in 2011;
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

               Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 5	(US GAAP)
	Year ended June 30,
	2012	2011	%
	$ ’000	$ ’000	change
Revenue	390,264	343,420	14%
Cost of goods sold, IT processing, servicing and support	141,000	109,858	28%
Selling, general and administration	137,404	119,692	15%
Equity instrument issued pursuant to BBBEE transaction	14,211	-	nm
Depreciation and amortization	36,499	34,671	5%
Impairment of intangible assets	-	41,771	(100)%
Operating income	61,150	37,428	63%
Interest income	8,576	7,654	12%
Interest expense	9,345	8,672	8%
Income before income taxes	60,381	36,410	66%
Income tax expense	15,936	33,525	(52)%
Net income before income (loss) from equity-accounted investments	44,445	2,885	nm
Income (Loss) from equity-accounted investments	220	(339)	(165)%
Net income	44,665	2,546	nm
Less (Add) net income (loss) attributable to non-controlling interest	14	(101)	(114)%
Net income attributable to Net1	44,651	2,647	nm

	In South African Rand
Table 6	(US GAAP)
	Year ended June 30,
	2012	2011
	ZAR	ZAR	%
	’000	’000	change
Revenue	3,012,292	2,402,634	25%
Cost of goods sold, IT processing, servicing and support	1,088,322	768,589	42%
Selling, general and administration	1,058,190	837,389	26%
Equity instrument issued pursuant to BBBEE transaction	112,066	-	nm
Depreciation and amortization	281,722	242,565	16%
Impairment of intangible assets	-	292,238	(100%
Operating income	471,992	261,853	80%
Interest income	66,195	53,549	24%
Interest expense	72,130	60,671	19%
Income before income taxes	466,057	254,731	83%
Income tax expense	123,004	234,548	(48%	)
Net income before income (loss) from equity-accounted investments	343,053	20,183	nm
Income (Loss) from equity-accounted investments	1,698	(2,372)	(172%	)
Net income	344,751	17,811	nm
Less (Add) net income (loss) attributable to non-controlling interest	108	(707)	(115%	)
Net income attributable to Net1	344,643	18,518	nm

          Analyzed in ZAR, the increase in revenue was primarily due to the inclusion of KSNET, incremental revenue resulting from our new SASSA contract award, higher prepaid airtime sales resulting from the Eason acquisition, increase in the number of UEPS-based loans made, and higher utilization of our UEPS system in Iraq, offset by lower hardware and software sales.

          Analyzed in ZAR, cost of goods sold, IT processing, servicing and support was higher primarily due to the inclusion of KSNET and incremental costs resulting from our new SASSA contract award.

          The increase in selling, general and administration expense is the result of the KSNET acquisition and SASSA implementation costs of $10.9 million and cash bonuses of $5.4 million paid which was offset by lower stock-based compensation charge, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million. During fiscal 2011, selling, general and administration expense included transaction-related costs of $6.0 million (ZAR 42.3 million), primarily for the KSNET acquisition.

          The grant date fair value of the equity instrument issued pursuant to our January 2012 BBBEE transaction was $14.2 million (ZAR 112.1 million) and has been expensed in full in fiscal 2012.

          Our operating income margin for fiscal 2012 and 2011 was 16% and 11%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment”, however the increase is attributable to lower stock-based compensation charges and the non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million in fiscal 2012 compared with fiscal 2011 and transaction-related costs during fiscal 2011.

          In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to assets used to service our obligations under our new SASSA contract and an increase in KSNET depreciation and intangible asset amortization, but was partially offset by the full impairment of Net1 UTA intangibles in 2011. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

Table 7	Year ended June 30,
	2012	2011
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	19,557	21,692
South African transaction-based activities	6,171	5,702
International transaction-based activities	13,015	8,602
Hardware, software and related technology sales	371	7,388

Table 8	Year ended June 30,
	2012	2011
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	150,952	151,761
South African transaction-based activities	47,625	39,891
International transaction-based activities	100,458	60,181
Hardware, software and related technology sales	2,869	51,689

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

          In ZAR, interest on surplus cash increased to $8.6 million (ZAR 66.2 million) from $7.7 million (ZAR 53.4 million). The increase resulted primarily from higher average daily ZAR cash balances offset by lower deposit rates resulting from the decrease in the South African prime interest rate from an average of approximately 9.29% to 9.00% per annum.

          Interest expense increased to $9.3 million (ZAR 72.1 million) from $8.7 million (ZAR 60.7 million) due to the incurrence of long-term debt to fund a portion of the KSNET purchase price. Interest expense for fiscal 2012 and 2011 includes amortized debt facility fees of $0.4 million (ZAR 3.0 million) and $2.0 million (ZAR 13.7 million), respectively.

          Total tax expense for fiscal 2012 decreased to $16.0 million (ZAR 123.0 million) from $33.5 million (ZAR 234.5 million). In fiscal 2012 our effective tax rate decreased to 26.4% from 92.1% . Our fiscal 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $12.0 million related to foreign tax credits. The reduction in our effective tax rate was primarily due to the tax law change, a non-taxable profit on liquidation of SmartSwitch Nigeria, offset by an increase in non-deductible expenses, including stock-based compensation charges, an equity instrument issued pursuant to our BEE transaction and interest expenses related to our Korean long-term debt. Our fiscal 2011 tax expense includes the effect of the reversal of $10.4 million related to deferred tax liabilities related to impaired Net1 UTA customer relationships and a valuation allowances of $8.9 million related to Net1 UTA deferred tax assets.

          Net earnings from equity-accounted investments for fiscal 2012 were $0.2 million (ZAR 1.7 million) compared with a loss of $0.3 million (ZAR 2.4 million) during fiscal 2011. We sold VinaPay in fiscal 2011 and in fiscal 2012 we did not account for the equity accounted losses in VTU Colombia as the accumulated losses have exceeded our initial investments. Net earnings from equity-accounted investments for fiscal 2012 was primarily due to an increase in transaction fees generated by SmartSwitch Namibia and SmartSwitch Botswana and due to the exclusion of VinaPay and VTU Colombia loss-making results.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9	In United States Dollars (US GAAP)
				Year ended June 30,
	2012	% of		2011	% of		%
Operating Segment	$’000	total		$’000	total		change
Consolidated revenue:
South African transaction-based activities	201,207	52%		189,206	55%		6%
International transaction-based activities	118,281	30%		70,382	20%		68%
Smart card accounts	31,263	8%		33,315	10%		(6%	)
Financial services	8,121	2%		7,350	2%		10%
Hardware, software and related technology sales	31,392	8%		43,167	13%		(27%	)
Total consolidated revenue	390,264	100%		343,420	100%		14%
Consolidated operating income (loss):
South African transaction-based activities	49,824	81%		75,668	202%		(34%	)
Operating income before amortization	55,995			81,370			(31%	)
Amortization	(6,171)			(5,702)			8%
International transaction-based activities	1,257	2%		(220)	(1%	)	(671%	)
Operating income before amortization	14,272			8,382			70%
Amortization	(13,015)			(8,602)			51%
Smart card accounts	12,820	21%		15,140	40%		(15%	)
Financial services	4,636	8%		4,999	13%		(7%	)
Hardware, software and related technology sales	3,619	6%		(48,372)	(129%	)	(107%	)
Operating income before amortization and
impairment of intangibles	3,990			787			407%
Impairment of intangibles	-			(41,771)			nm
Amortization of intangibles	(371)			(7,388)			(95%	)
Corporate/eliminations	(11,006)	(18%	)	(9,787)	(25%	)	12%
Total consolidated operating income	61,150	100%		37,428	100%		63%

Table 10	In South African Rand (US GAAP)
	Year ended June 30,
	2012			2011
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
South African transaction-based activities	1,553,036	52%		1,323,723	55%		17%
International transaction-based activities	912,964	30%		492,406	20%		85%
Smart card accounts	241,307	8%		233,078	10%		4%
Financial services	62,683	2%		51,422	2%		22%
Hardware, software and related technology sales	242,302	8%		302,005	13%		(20%	)
Total consolidated revenue	3,012,292	100%		2,402,634	100%		25%
Consolidated operating income (loss):
South African transaction-based activities	384,572	81%		529,388	202%		(27%	)
Operating income before amortization	432,197			569,279			(24%	)
Amortization	(47,625)			(39,891)			19%
International transaction-based activities	9,702	2%		(1,539)	(1%	)	(730%	)
Operating income before amortization	110,160			58,642			88%
Amortization	(100,458)			(60,181)			67%
Smart card accounts	98,952	21%		105,922	40%		(7%	)
Financial services	35,783	8%		34,974	13%		2%
Hardware, software and related technology sales	27,934	6%		(338,420)	(129%	)	(108%	)
Operating income before amortization and impairment of intangibles	30,803			5,507			459%
Impairment of intangibles	-			(292,238)			nm
Amortization of intangibles	(2,869)			(51,689)			(94%	)
Corporate/eliminations	(84,951)	(18%	)	(68,472)	(25%	)	24%
Total consolidated operating income	471,992	100%		261,853	100%		80%

               South African transaction-based activities

          In ZAR, the increases in segment revenue were primarily due to higher revenues earned, from April 1, 2012, under our new SASSA contract, higher prepaid airtime sales resulting primarily from the Eason acquisition and increased transaction volumes at MediKredit, offset by a lower contribution from EasyPay. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Our operating income margin for the fiscal 2012 and 2011 was 25% and 40%, respectively, and has declined primarily due to SASSA implementation costs and cash bonuses paid and higher low-margin prepaid airtime sales and higher intangible asset amortization attributable to the Eason acquisition.

               Pension and welfare operations:

          Our new contract discussed under “—Business Developments during Fiscal 2012—South Africa—SASSA contract” had a positive impact on revenue but decreased our operating margin. Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and overall.

               South African transaction processors:

          The table below presents the total volume and value processed during fiscal 2012 and 2011 by our transaction processors:

Table 11
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2012	2011	2012	2011	2012	2011
EasyPay(1)	443,227	715,945	12,171,663	24,307,247	93,948,192	165,500,752
Remaining core	418,831	493,018	11,383,734	15,662,653	87,866,487	106,642,308
Discontinued	24,396	222,927	787,929	8,644,594	6,081,705	58,858,444
MediKredit	10,677	9,805	620,439	513,503	4,788,923	3,592,572
FIHRST	24,266	21,954	10,069,927	9,792,178	77,725,741	68,508,034

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

          Our results for fiscal 2012 include intangible asset amortization related to our Eason acquisition from October 2011 and MediKredit and FIHRST for the full year. Our results for fiscal 2011 include intangible asset amortization related to our MediKredit and FIHRST acquisitions for the full year.

               Continued adoption of our merchant acquiring system:

          The key statistics and indicators of our merchant acquiring system on a quarterly basis during the last 18 months in each of the five South African provinces where we distributed social welfare grants during the quarter are summarized in the table below.

          The increase in the number of POS devices since June 30, 2011, is due to increased rental or purchase of POS devices by current merchants requesting additional equipment and new merchants joining our UEPS merchant acquiring system. The decrease in the number of participating UEPS retail locations is due to us cancelling contracts due to non-payment by the merchants. Under our normal credit control procedures we regularly scrutinize and review long outstanding debtors accounts, and after all efforts have been exhausted, we cancel our relationship with these defaulting merchants. The cancellation of these contracts has not, and should not, have a significant impact on our results of operations and as demonstrated by the key statistics below, we believe that our merchant acquiring system is functioning optimally.

Table 12			Three months ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
	2011	2011	2011	2011	2012	2012

Total POS devices installed as of period end	4,835	4,921	4,867	5,034	4,976	6,353

Number of participating UEPS retail locations as of period end	2,541	2,482	2,438	2,485	2,416	2,477

Value of transactions processed through POS devices during the quarter (1) (in $ ’000)	411,233	446,068	493,760	404,551	484,862	349,392

Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in $ ’000)	401,723	444,750	471,942	415,369	459,495	463,555

Value of transactions processed through POS devices during the quarter (1) (in ZAR ’000)	2,920,454	3,037,006	3,523,339	3,282,747	3,773,295	2,843,719

Value of transactions processed through POS devices during the completed pay cycles for the quarter (2) (in ZAR ’000)	2,852,913	3,028,036	3,367,648	3,370,534	3,575,890	3,772,900

Number of grants paid through POS devices during the quarter (1)	4,804,540	4,850,146	5,091,858	4,687,607	5,320,585	3,942,781

Number of grants paid through POS devices during the completed pay cycles for the quarter (2)	4,739,062	4,839,106	4,960,121	4,820,153	5,088,020	5,191,904

Average number of grants processed per terminal during the quarter (1)	995	994	1,040	947	1,063	696

Average number of grants processed per terminal during the completed pay cycles for the quarter (2)	981	992	1,014	974	1,017	917

          (1) Refers to events occurring during the quarter (i.e., based on three calendar months).
          (2) Refers to events occurring during the completed pay cycle.

          Under our previous contract with SASSA to distribute social welfare grants in five South African provinces, we established a dedicated UEPS merchant acquiring system where our beneficiaries could load and spend their grants. Following SASSA’s award of the new tender to us for the payment of all social grants in South Africa, we will issue each grant recipient with our latest MasterCard-branded UEPS/EMV combination smart cards. These smart cards can be used across all elements of the South African National Payment System, including at ATMs and POSs, in addition to our current UEPS merchant acquiring system and mobile pay points.

          We will continue to supply our merchant acquiring solution to those merchants who are not already acquired, but given the availability of all EMV-enabled POS devices and ATMs to our beneficiaries on a national basis, we do not expect any further growth in the number and value of transactions processed through our own merchant acquiring network. We believe that the continued presentation of the above metrics in fiscal 2013 will not provide any meaningful information and will therefore discontinue this disclosure.

          International transaction-based activities

          KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by start-up expenditures related to our XeoHealth launch in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by revenue contributions from KSNET, and to a lesser extent from XeoHealth and NUETS’ initiative in Iraq. Operating income margin for fiscal 2012 and 2011 was 1% and 0%, respectively.

          Our results for fiscal 2012 include the intangible asset amortization related to our KSNET acquisition for the full year and for fiscal 2011 from November 1, 2011.

          Smart card accounts

          In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of the SASSA award, however, our revenue per account has decreased. We have reduced our pricing for smart card accounts after taking into consideration the lower price and higher volumes of the new SASSA contract. The new pricing, effective from April 1, 2012, reduced the average revenue from R5.50 to R4.00 and the operating income margin from 45.45% to 28.50% . Operating income margin from providing smart card accounts for fiscal 2012 and 2011 was 41% and 45%, respectively.

          In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of beneficiaries serviced through our SASSA contract. A total number of 5,578,518 smart card-based accounts were active at June 30, 2012 compared to 3,561,105 active accounts as at June 30, 2011.

          Financial services

          UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants. We continue to incur start-up expenditures related to our SmartLife business and other financial services offerings. SmartLife did not contribute significantly to our operating income in fiscal 2012 as it had not commenced operating activities under its new business model.

          Operating income margin for the financial services segment decreased to 57% from 68%, primarily as a result of start-up expenditures related to SmartLife and other financial services offerings, which was offset by increased UEPS-based lending activities.

          Hardware, software and related technology sales

          In ZAR, the decrease in revenue was due to a lower contribution from all drivers of hardware and software sales. However, the increase in operating margin to 13% from 2% (before the intangible asset impairment) is attributable to the sale of more software and license revenues in 2012, which contribute higher margins compared to hardware sales. UETS was impacted by significantly lower hardware sales, primarily terminals and cards, as these sales are generally made on an ad hoc basis. The majority of these sales occur within the first two years after the commencement of a project, such as in Ghana and Iraq.

          During fiscal 2011, customer relationships of $41.8 million acquired as part of the Net1 UTA acquisition was impaired.

          Amortization of Prism intangible assets during fiscal 2012 and 2011, respectively, was approximately $0.4 million (ZAR 2.9 million) and $0.7 million (ZAR 4.6 million) and reduced our operating income.

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

          Corporate/ Eliminations

          The increase in our corporate expenses resulted primarily from the equity instrument issued pursuant to our BBBEE transaction, offset by lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the $4.0 million profit related to the liquidation of SmartSwitch Nigeria. These expense reductions were offset by higher corporate head office-related expenses. In addition, the fiscal 2011 results include transaction related expenditures of $6.0 million (ZAR 42.3 million), primarily related to the acquisition of KSNET.

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
  SASSA price and volume reductions: Our contract with SASSA that was in place during fiscal 2011 reduced our revenue and operating income as a result of price and volume reductions from our previous contract;
  Valuation allowances related to Net1 UTA deferred tax assets: During fiscal 2011, we recorded valuation allowances totaling $8.9 million related to Net1 UTA deferred tax assets;
  Favorable impact from the weakness of the US dollar: The US dollar depreciated by 8% compared to the ZAR during fiscal 2011 compared to fiscal 2010 which had a positive impact on our reported results;
  Increased revenue from KSNET at lower operating margins, before acquired intangible asset amortization, than our legacy business: Our KSNET acquisition in October 2010 positively impacted our revenue during fiscal 2011, however, because KSNET has an operating margin, before acquired intangible asset amortization, that is lower than our legacy businesses, it negatively impacted our operating margin. The inclusion of KSNET in our results also contributed to the increase in selling, general and administration and depreciation and amortization expenses;
  Increased transaction volumes at EasyPay: Our reported results were positively impacted by increased transaction volumes at EasyPay resulting from growth in value-added services and higher than expected activity at retailers during the Christmas season;
  Increased revenue from MediKredit and FIRHST at lower operating margins than other South African transaction- based activity business: Our MediKredit and FIHRST acquisitions positively impacted our revenue during fiscal 2011, however, because MediKredit generated an operating loss and FIHRST has operating margin that is lower than our other transaction-based activity businesses, they negatively impacted our operating margin. The inclusion of these businesses in our results also contributed to the increase in selling, general and administration expense;
  Increased user adoption in Iraq: Our reported results were positively impacted by increased transaction revenues at NUETS from the adoption of our UEPS technology in Iraq;
  Lower revenues and margins from hardware, software and related technology sales segment: Results for this segment were adversely impacted by lower revenues from all contributors;
  Intangible asset amortization related to acquisitions: Our reported results for fiscal 2011 were adversely impacted by additional intangible asset amortization related to the acquisitions of KSNET, MediKredit and FIHRST;
  Lower interest income and increased interest expense resulting from KSNET acquisition: We received lower interest income due to the payment of a portion of the KSNET purchase price in cash and increased interest expense due to the payment of a portion of the KSNET purchase price utilizing long-term debt and facility fees of approximately $2.0 million;
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

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 13	(US GAAP)
	Year ended June 30,
	2011	2010	%
	$ ’000	$ ’000	change
Revenue	343,420	280,364	22%
Cost of goods sold, IT processing, servicing and support	109,858	72,973	51%
Selling, general and administration	119,692	80,854	48%
Depreciation and amortization	34,671	19,348	79%
Impairment loss	41,771	37,378	12%
Operating income	37,428	69,811	(46)%
Interest income	7,654	10,116	(24)%
Interest expense	8,672	1,047	nm
Income before income taxes	36,410	78,880	(54)%
Income tax expense	33,525	40,822	(18)%
Net income before earnings (loss) from equity-accounted investments	2,885	38,058	(92)%
(Loss) Earnings from equity-accounted investments	(339)	93	(465)%
Net income	2,546	38,151	(93)%
Add: net loss attributable to non-controlling interest	(101)	(839)	(88)%
Net income attributable to Net1	2,647	38,990	(93)%

	In South African Rand
Table 14	(US GAAP)
	Year ended June 30,
	2011	2010
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,402,634	2,133,374	13%
Cost of goods sold, IT processing, servicing and support	768,589	555,274	38%
Selling, general and administration	837,389	615,243	36%
Depreciation and amortization	242,565	147,225	65%
Impairment loss	292,238	284,420	3%
Operating income	261,853	531,212	(51)%
Interest income	66,177	76,976	(14)%
Interest expense	72,111	7,967	nm
Income before income taxes	254,731	600,221	(58)%
Income tax expense	234,548	310,627	(24)%
Net income before earnings (loss) from equity-accounted investments	20,183	289,594	(93)%
(Loss) Earnings from equity-accounted investments	(2,372)	708	(435)%
Net income	17,811	290,302	(94)%
Add: net loss attributable to non-controlling interest	(707)	(6,384)	(89)%
Net income attributable to Net1	18,518	296,686	(94)%

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

          In ZAR, depreciation and amortization increased during fiscal 2011 primarily as a result of intangible asset amortization related to the KSNET, MediKredit and FIHRST acquisitions. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

Table 15	Year ended June 30,
	2011	2010
	’000	’000
Amortization included in depreciation and amortization expense:	21,692	14,138
South African transaction-based activities	5,702	4,205
International transaction-based activities	8,602	-
Hardware, software and related technology sales	7,388	9,933

Table 16	Year ended June 30,
	2011	2010
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	151,761	107,588
South African transaction-based activities	39,891	31,999
International transaction-based activities	60,181	-
Hardware, software and related technology sales	51,689	75,589

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

          Total tax expense for fiscal 2011 decreased to $33.5 million (ZAR 234.5 million) from $40.8 million (ZAR 310.6 million) in fiscal 2010. Deferred tax assets and liabilities are measured utilizing the enacted fully-distributed tax rate. Excluding the impact of reversal of the Net1 UTA customer relationships deferred tax liability and the Net1 UTA valuation allowances, our total tax expense decreased primarily due to lower taxable income resulting from the SASSA price and volume reductions and a decrease in overall profitability. As discussed above, our tax expense was reduced by the reversal of $10.4 million related to deferred tax liabilities related to impaired Net1 UTA customer relationships. Our tax expense increased due to valuation allowances of $8.9 million related to Net1 UTA deferred tax assets. Our effective tax rate for fiscal 2011 was 92.08%, compared to 51.8% for fiscal 2010. The change in our effective tax rate was primarily due to an increase in non-deductible expenses, including stock-based compensation charges, interest expenses related to our Korean debt facilities and acquisition-related expenses, and the Net1 UTA valuation allowance.

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

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 17	In United States Dollars (US GAAP)
	Year ended June 30,
	2011	% of	2010	% of	%
Operating Segment	$ ’000	total	$ ’000	total	change
Consolidated revenue:
South African transaction-based activities	189,206	55%	191,362	68%	(1)%
International transaction-based activities	70,382	20%	-	-	nm
Smart card accounts	33,315	10%	31,971	11%	4%
Financial services	7,350	2%	4,023	1%	82%
Hardware, software and related technology sales	43,167	13%	53,008	20%	(17)%
Total consolidated revenue	343,420	100%	280,364	100%	22%
Consolidated operating income (loss):
South African transaction-based activities	75,668	202%	106,036	152%	(30)%
Operating income before amortization	81,370		110,241		(27)%
Amortization	(5,702)		(4,205)		36%
International transaction-based activities	(220)	(1)%	-	-	nm
Operating income before amortization	8,382		-		nm
Amortization	(8,602)		-		nm
Smart card accounts	15,140	40%	14,532	21%	4%
Financial services	4,999	13%	2,881	4%	96%
Hardware, software and related technology sales	(48,372)	(129)%	(42,524)	(61)%	17%
Operating income before amortization and
impairment of intangibles	787		4,787		(116)%
Impairment of intangibles	(41,771)		(37,378)		12%
Amortization of intangibles	(7,388)		(9,933)		(26)%
Corporate/eliminations	(9,787)	(25)%	(11,114)	(16)%	(12)%
Total consolidated operating income	37,428	100%	69,811	100%	(46)%

Table 18	In South African Rand (US GAAP)
	Year ended June 30,
	2011		2010
	ZAR	% of	ZAR	% of	%
Operating Segment	’000	total	’000	total	change
Consolidated revenue:
South African transaction-based activities	1,323,723	55%	1,456,131	68%	(9)%
International transaction-based activities	492,406	20%	-	-	Nm
Smart card accounts	233,078	10%	243,277	11%	(4)%
Financial services	51,422	2%	30,612	1%	67%
Hardware, software and related technology sales	302,005	13%	403,354	20%	(23)%
Total consolidated revenue	2,402,634	100%	2,133,374	100%	13%
Consolidated operating income (loss):
South African transaction-based activities	529,388	202%	806,860	152%	(35)%
Operating income before amortization	569,279		838,859		(33)%
Amortization	(39,891)		(31,999)		25%
International transaction-based activities	(1,539)	(1)%	-	-	Nm
Operating income before amortization	58,642		-		Nm
Amortization	(60,181)		-		Nm
Smart card accounts	105,922	40%	110,578	21%	(4)%
Financial services	34,974	13%	21,922	4%	81%
Hardware, software and related technology sales	(338,420)	(129)%	(323,578)	(61)%	8%
Operating income before amortization and
impairment of intangibles	5,507		36,431		(85)%
Impairment of intangibles	(292,238)		(284,420)		3%
Amortization of intangibles	(51,689)		(75,589)		(32)%
Corporate/eliminations	(68,472)	(25)%	(84,570)	(16)%	(19)%
Total consolidated operating income	261,853	100%	531,212	100%	(51)%

          South African transaction-based activities

          In ZAR, the decreases in revenue were primarily due to a new SASSA contract that was in effect for fiscal 2011 at lower economics than the previous contract, which was partially offset by increased transaction volumes at EasyPay and the inclusion of MediKredit and FIHRST.

          Revenues for South African transaction-based activities include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Operating income margin of our South African transaction-based activities decreased to 40% from 55% a year ago. The decrease was primarily due to the lower revenues generated under our SASSA contract, additional intangible asset amortization related to the acquisition of MediKredit and FIHRST and lower margins at MediKredit and FIHRST compared with legacy South African transaction-based activities.

          Pension and welfare operations:

          Our revenue and operating income related to our pension and welfare operations were negatively impacted by a new contract with SASSA that was in effect for fiscal 2011. During fiscal 2011, our pension and welfare operations continued to generate the majority of our revenues and operating income in this operating segment and for us as a whole.

          South African transaction processors:

          The table below presents the total volume and value processed during fiscal 2011 and 2010 by our transaction processors:

Table 19
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2011	2010	2011	2010	2011	2010
EasyPay	715,945	655,176	24,307,247	18,904,176	165,500,752	143,847,549
Remaining core	493,018	439,767	15,662,653	12,143,835	106,642,308	92,406,087
Discontinued	222,927	215,409	8,644,594	6,760,341	58,858,444	51,441,462
MediKredit	9,805	5,411	513,503	227,881	3,592,572	1,734,015
FIHRST	21,954	5,260	9,792,178	1,858,590	68,508,034	14,142,572

          Our results for fiscal 2011 include intangible asset amortization related to our MediKredit and FIHRST acquisitions but exclude RMT’s intangible assets which were fully amortized during fiscal 2010. Fiscal 2010 includes amortization related to the RMT intangible assets for three quarters, MediKredit intangible assets for two quarters and FIHRST’s intangible assets for one quarter.

          International transaction-based activities

          For fiscal 2011, KSNET contributed the majority of our revenues in this operating segment. Operating margin for the segment was lower than our legacy South African transaction-based businesses and was negatively impacted by start-up expenditures related to our Virtual Card launch in the United States, but was partially offset by improving profitability of NUETS’ initiative in Iraq. Operating income margin for fiscal 2011 was 0%.

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

          Financial services

          Revenue from UEPS-based lending increased primarily due to an increase in the number of loans granted. During fiscal 2011, our UEPS-based lending portfolio comprised loans made to elderly pensioners in some of the provinces where we distribute social welfare grants. We insure the UEPS-based lending book against default and thus no allowance is required.

          Operating income margin for the financial services segment decreased to 68% from 72%.

          Hardware, software and related technology sales

          In ZAR, the decrease in revenue and operating income was primarily due to lower revenues by all major contributors to this operating segment as a result of challenging trading conditions. Net1 UTA failed to retain and expand hardware and software sales to its existing customer base and certain of our South African businesses were impacted by increased competition. UETS was impacted by significantly lower hardware sales, primarily terminals and cards, as these sales are generally made on an ad hoc basis. The majority of these sales occur within the first two years after the commencement of a project, such as in Ghana and Iraq.

          During fiscal 2011, customer relationships of $41.8 million acquired as part of the Net1 UTA acquisition were impaired. During fiscal 2010, we recognized a goodwill impairment loss of approximately $37.4 million (ZAR 284.4 million) as a result of deteriorating trading conditions of this segment, particularly at Net1 UTA, and uncertainty surrounding contract finalization dates which were expected to impact future cash flows.

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

Liquidity and Capital Resources

          At June 30, 2012, our cash balances were $39.1 million, which comprised mainly ZAR-denominated balances of ZAR 179.4 million ($21.6 million), KRW-denominated balances of KRW 13.8 billion ($11.9 million) and US dollar-denominated balances of $4.1 million and other currency deposits, primarily euro, of $1.5 million. The decrease in our cash balances from June 30, 2011, has resulted primarily from capital expenditures to expand operations as we implement our new SASSA contract, repayment of our long-term debt and strengthening in the USD against the ZAR, offset by an increase in cash generated from operations (before interest received and paid and net taxes paid).

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

          We have a South African short-term credit facility of approximately ZAR 250 million ($30.2 million) which remained fully undrawn as of June 30, 2012.

          During the second quarter of fiscal 2012 we received $4.9 million, net, in cash, in final settlement of any and all claims and contractual adjustments between us and the former shareholders of KSNET. Our Korean debt agreement required us to use the settlement proceeds to repay a portion of our outstanding debt thereunder. We made the prepayment on January 30, 2012.

          As of June 30, 2012, we had outstanding long-term debt of 108.7 billion KRW (approximately $93.8 million translated at exchange rates applicable as of June 30, 2012) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (3.54% as of June 30, 2012) plus a margin of 4.10% . Semi-annual principal payments of approximately $7.0 million (translated at exchange rates applicable as of June 30, 2012) were due starting in October 2011, with final maturity scheduled for October 2015.

          The loans are secured by substantially all of KSNET’s assets, a pledge by our subsidiary, Net1 Korea, of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. As of June 30, 2012, we were in compliance with all of the required covenants under the Facilities Agreement. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, us or any of our subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

          We have a unique cash flow cycle due to the funding mechanism under our SASSA contact and our pre-funding of certain merchants. We generally receive the grant funds 48 hours prior to the provision of the service in a trust account and any interest we earn on these amounts is for the benefit of SASSA. We are required to initiate payments before the start of the pay cycle month in order to have cash, merchant and interbank funds available when the payment cycle commences and this process requires that we have access to the grant funds to be paid. These funds are recorded as settlement assets and liabilities. Historically, we opened the pay cycle at certain participating merchants a few days before the payment of grants at pay sites, however, currently we do not commence the payment cycle at participating merchants before the start of the pay cycle month. We use our funds to pre-fund certain merchants for grants paid through our merchant acquiring system on our behalf a day or two before the pay cycle opens. We typically reimburse merchants that are not pre-funded within 48 hours after they distribute the grants to the social welfare beneficiaries.

          In addition, as a transaction processor, and in certain instances as a claims adjudicator, we receive cash from:

          •      health care plans which we disburse to health care service providers once we have adjudicated claims;

          •      customers on whose behalf we processes off payroll payments that we will disburse to customer employees, payroll-related payees and other payees designated by the customer; and

          •      credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet in Korea that are our customers and on whose behalf we process the transactions between various parties and settle the funds from the credit card companies to our merchant customers.

          These funds do not represent cash that is available to us and we present these funds, and the associated liability, outside of our current assets and liabilities on our consolidated balance sheet. Movements in these cash balances are presented in investing activities and movements in the obligations are presented in financing activities in our consolidated statement of cash flows.

          Cash flows from operating activities

          Cash flows from operating activities for fiscal 2012 decreased to $20.4 million (ZAR 157.5 million) from $66.2 million (ZAR 463.4 million) for fiscal 2011. Excluding the impact of interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from the timing of receipts of accounts receivable in our South African transaction-based activities operating segment and an increase in prefunding to merchants participating in our merchant acquiring system as described above. We have also incurred significant implementation costs related to our SASSA contract and, due to the timing of the opening of the July 2012 pay cycle, we did not have any significant amounts due to non-prefunded merchants participating in our merchant acquiring system as of June 30, 2012. During fiscal 2012, we paid interest under the Facilities Agreement of $8.7 million.

          Cash flows from operating activities for fiscal 2011 decreased to $66.2 million (ZAR 463.4 million) from $68.7 million (ZAR 522.1 million) for fiscal 2010. Our net cash from operating activities decreased primarily due to the SASSA price and volume reductions which were effective July 1, 2010. During fiscal 2011, we paid interest under the Facilities Agreement of $4.1 million.

          During fiscal 2012, we made a first provisional payment of $15.0 million (ZAR 123.3 million), a second provisional payment of $8.5 million (ZAR 71.5 million) related to our 2012 tax year in South Africa and paid STC of $1.8 million (ZAR 14.6 million) related to cross-border intercompany dividends paid. We made an additional second provisional tax payment of $3.3 million (ZAR 24.8 million) related to our 2010 tax year in South Africa. We also paid taxes totaling $2.4 million in other tax jurisdictions, primarily Korea.

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

          Taxes paid during fiscal 2012 and 2011 were as follows:

Table 20	Year ended June 30,
	2012	2011	2012	2011
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000

First provisional payments	15,014	16,565	123,271	113,708
Second provisional payments	8,486	12,331	71,458	84,019
Third provisional payments	-	335	-	2,296
Taxation paid related to prior years	3,326	1,774	24,803	12,716
Taxation refunds received	(287)	(213)	(2,121)	(1,577)
Secondary taxation on companies	1,811	15,216	14,615	106,500
Total South African taxes paid	28,350	46,008	232,026	317,662
Foreign taxes paid, primarily Korea	2,355	2,622	18,288	18,098
Total tax paid	30,705	48,630	250,314	335,760

          Cash flows from investing activities

          During fiscal 2012, we received a net settlement of $4.9 million from the former shareholders of KSNET. During fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET. We also paid $4.5 million (ZAR 34.8 million) for the Eason prepaid electricity and airtime business during fiscal 2012. During fiscal 2010, we paid $1.0 million (ZAR 7.3 million), net of cash received, for 100% of the outstanding ordinary capital of MediKredit and all claims outstanding and $9.4 million (ZAR 69.0 million), net of cash received for the FIHRST business and software.

          Cash used in investing activities for fiscal 2012 includes capital expenditure of $39.2 million (ZAR 302.2 million), primarily for payment vehicles for our SASSA contract, acquisition of payment processing terminals in Korea and POS devices to service our merchant acquiring system in South Africa.

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

          Cash flows from financing activities

          During fiscal 2012, we made long-term debt repayments of $19.2 million and acquired 180,656 shares of our common stock for $1.1 million.

          During fiscal 2011 we obtained long-term debt to fund a portion of the KSNET purchase price. We also repaid KSNET’s outstanding debt of $7.1 million. In addition, we paid the facility fee of approximately $3.1 million in October 2010 and acquired 125,392 shares of our common stock for $1.0 million.

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

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          Capital expenditures for the years ended June 30, 2012, 2011 and 2010 were as follows:

Table 21	Year ended June 30,
				2012	2011	2010
	2012	2011	2010	ZAR	ZAR	ZAR
Operating Segment	$’000	$’000	$’000	’000	’000	’000

South African transaction-based activities	23,408	2,423	2,177	180,678	16,952	16,565
International transaction-based activities	14,978	12,113	-	115,610	84,745	-
Smart card accounts	-	-	-	-	-	-
Financial services	620	400	302	4,786	2,798	2,298
Hardware, software and related technology sales .	161	117	251	1,243	819	1,910
Corporate / Eliminations	-	-	-	-	-	-
Consolidated total	39,167	15,053	2,730	302,317	105,314	20,773

          Our capital expenditures for fiscal 2012, 2011 and 2010, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

          All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2012, of $5.0 million related mainly to equipment and cards to implement our new SASSA contract. We expect to fund these expenditures through internally-generated funds.

          We expect that our capital expenditures will increase significantly over the next 12 months as we transition into our new SASSA contract. In addition to these capital expenditures, we expect that capital spending for fiscal 2013 will also relate to providing a switching service through EasyPay and expanding our operations in Korea.

Contractual Obligations

          The following table sets forth our contractual obligations as of June 30, 2012:

Table 22	Payments due by Period, as of June 30, 2012 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	111,256	20,916	90,340	-	-
Operating lease obligations	10,211	3,785	4,657	1,769	-
Purchase obligations	13,724	13,724	-	-	-
Capital commitments	5,019	5,019	-	-	-
Other long-term obligations (B)	25,791	-	-	-	25,791
Total	166,001	43,444	94,997	1,769	25,791

(A)	– Includes $111.3 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of June 30, 2012.
(B)	– Includes policy holder liabilities $24.8 million related to our insurance business.

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

          Currency Exchange Risk

          We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of June 30, 2012, and 2011, our outstanding foreign exchange contracts were as follows:

          As of June 30, 2012

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

          Interest Rate Risk

          As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our Facilities Agreement bears interest at the Korean CD rate plus 4.10% . As interest rates, and specifically the Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the Korean CD rate, will not adversely affect our results of operations and financial condition. As of June 30, 2012, the Korean CD rate was 3.54% .

          The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2012, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of June 30, 2012, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2012
Table 23				Estimated
annual
expected
	Annual			interest charge
	expected	Hypothetical		after change in
	interest	change in		Korean CD
	charge	Korean CD		rate
	($ ’000)	rate		($ ’000)
Interest on Facilities Agreement	7,165	1%		8,102
		(1%	)	6,227

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

          Equity Price and Liquidity Risk

          Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 27% of the issued share capital of Finbond Group Limited which are exchange-traded equity securities. The fair value of these securities as of June 30, 2012, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

          The following table summarizes our exchange-traded equity securities with equity price risk as of June 30, 2011. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of June 30, 2012, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of June 30, 2012
Table 24
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities .	8,679	10%		9,547	0.25%
		(10%	)	7,811	(0.25%	)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-52 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

          Management’s Report on Internal Control Over Financial Reporting

          Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

          Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

          We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012 of the Company and our report dated August 23, 2012, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Per PJ Smit
Partner
August 23, 2012

National Executive: LL Bam Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit DL Kennedy Risk Advisory NB Kader Tax L Geeringh Consulting & Clients & Industries
JK Mazzocco Talent & Transformation CR Beukman Finance M Jordan Strategy S Gwala Special Projects
TJ Brown Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2012 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2012 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2012 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2012 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2012 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through F-52.

          2. Financial Statement Schedules

          Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

10.1	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004

10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004

10.3	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005

10.4	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.		S-4/A	10.8	April 21, 2004

10.5	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards		S-4/A	10.10	April 21, 2004

10.6	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited		S-1	10.18	May 26, 2005

10.7	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited		S-1/A	10.16	July 19, 2005

10.8	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited		S-1	10.19	May 26, 2005

10.9	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited		S-1/A	10.19	July 19, 2005

10.10	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited		S-1/A	10.20	July 19, 2005

10.11	Banking Facility between Nedbank Limited and Net 1 Applied Technologies South Africa Limited dated as of April 30, 2010		10-K	10.13	August 26, 2010

10.12*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 28, 2009

10.13*	Form of Restricted Stock Agreement	X

10.14*	Form of Stock Option Agreement	X

10.15*	Form of Restricted Stock Agreement (non- employee directors)	X

10.16	Share Purchase Agreement, dated as of September 14, 2010, by and among Net 1 UEPS Technologies, Inc., Payment Services Asia LLC and H&Q NPS Van Investment, Ltd.		8-K	2.1	September 17, 2010

10.17	Senior Facilities Agreement dated October 29, 2010, between Net 1 Applied Technologies Korea, as borrower, Hana Daetoo Securities Co., Ltd., as mandated lead arranger, Shinhan Bank and Woori Bank, as co-arrangers, the financial institutions listed therein as original lenders and Hana Bank, as agent and security agent		8-K	10.51	November 3, 2010

10.18†	Service Level Agreement, dated as of August 24, 2010, between the South African Social Security Agency and Cash Paymaster Services (Pty) Limited		10-Q	10.52	November 9, 2010

10.19*	Employment agreement dated September 17, 2010 between KSNET, Inc. and Phil-Hyun Oh		10-K	10.19	August 25, 2011

10.20	Registration Rights Agreement dated November 10, 2011 between the Company and shareholders affiliated with General Atlantic LLC		8-K	99.1	November 10, 2011

10.21	Relationship Agreement dated January 25, 2012 by and among the Company, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Brian Kgomotso Mosehla		8-K	99.1	January 26, 2012

10.22	Form of Option to be issued by the Company to Business Venture Investments No 1567 (Proprietary) Limited (RF)		8-K	99.2	January 26, 2012

10.23	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA		8-K	99.1	February 6, 2012

10.24	Service Level Agreement dated February 3, 2012 between CPS and SASSA		8-K	99.2	February 6, 2012

12	Statement of Ratio of Earnings to Fixed Charges	X

14	Amended and Restated Code of Ethics		8-K	14	August 27, 2009

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date: August 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer and Chairman of the Board	August 23, 2012
/s/ Serge C.P. Belamant	and Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 23, 2012
/s/ Herman Gideon Kotzé	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotzé

/s/ Paul Edwards	Director	August 23, 2012
Paul Edwards

/s/ Khomotso Brian Mosehla	Director	August 23, 2012
Khomotso Brian Mosehla

/s/ Alasdair Jonathan Kemsley Pein	Director	August 23, 2012
Alasdair Jonathan Kemsley Pein

/s/ Christopher Stefan Seabrooke	Director	August 23, 2012
Christopher Stefan Seabrooke

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

          We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)

Per PJ Smit
Partner
August 23, 2012

National Executive: LL Bam Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit DL Kennedy Risk Advisory NB Kader Tax L Geeringh Consulting & Clients & Industries
JK Mazzocco Talent & Transformation CR Beukman Finance M Jordan Strategy S Gwala Special Projects
TJ Brown Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2012 and 2011

	2012	2011
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,123	$95,263
Pre-funded social welfare grants receivable (Note 4)	9,684	4,579
Accounts receivable, net (Note 5)	101,918	82,780
Finance loans receivable, net	8,141	8,141
Deferred expenditure on smart cards	4,587	51
Inventory (Note 6)	6,192	6,725
Deferred income taxes (Note 19)	5,591	15,882
Total current assets before settlement assets	175,236	213,421
Settlement assets	409,166	186,668
Total current assets	584,402	400,089
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	52,616	35,807
EQUITY-ACCOUNTED INVESTMENTS (Note 7)	1,508	1,860
GOODWILL (Note 9)	182,737	209,570
INTANGIBLE ASSETS, net (Note 9)	93,930	119,856
OTHER LONG-TERM ASSETS, including available for sale securities (Note 7)	40,700	14,463
TOTAL ASSETS	955,893	781,645
LIABILITIES
CURRENT LIABILITIES
Accounts payable	13,172	11,360
Other payables (Note 11)	42,157	71,265
Current portion of long-term borrowings (Note 13)	14,019	15,062
Income taxes payable	6,019	6,709
Total current liabilities before settlement obligations	75,367	104,396
Settlement obligations	409,166	186,668
Total current liabilities	484,533	291,064
DEFERRED INCOME TAXES (Note 19)	20,988	52,785
LONG-TERM BORROWINGS (Note 13)	79,760	110,504
OTHER LONG-TERM LIABILITIES	25,791	1,272
TOTAL LIABILITIES	611,072	455,625
COMMITMENTS AND CONTINGENCIES (Note 23)
EQUITY
COMMON STOCK (Note 14)
Authorized shares: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2012: 45,548,902; 2011: 45,152,805	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2012: -; 2011: -	-	-
ADDITIONAL PAID-IN CAPITAL	153,360	136,430
TREASURY SHARES, AT COST: 2012: 13,455,090; 2011: 13,274,434 (Note 14)	(175,823)	(174,694)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(75,722)	(33,779)
RETAINED EARNINGS	439,641	394,990
TOTAL NET1 EQUITY	341,515	323,006
NON-CONTROLLING INTEREST	3,306	3,014
TOTAL EQUITY	344,821	326,020
TOTAL LIABILITIES AND EQUITY	$955,893	$781,645

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share data)

REVENUE (Note 15)	$390,264	$343,420	$280,364
Sale of goods	19,152	30,130	36,228
Loan-based interest and fees received	8,433	7,276	4,214
Services rendered	362,679	306,014	239,922

EXPENSE

Cost of goods sold, IT processing, servicing and support	141,000	109,858	72,973

Selling, general and administration	137,404	119,692	80,854

Equity instrument issued pursuant to BBBEE transaction (Note 16)	14,211	-	-

Depreciation and amortization	36,499	34,671	19,348

IMPAIRMENT LOSSES (Note 9)	-	41,771	37,378

OPERATING INCOME	61,150	37,428	69,811

INTEREST INCOME	8,576	7,654	10,116

INTEREST EXPENSE	9,345	8,672	1,047

INCOME BEFORE INCOME TAXES	60,381	36,410	78,880

INCOME TAX EXPENSE (Note 19)	15,936	33,525	40,822

NET INCOME BEFORE EARNINGS (LOSS) FROM EQUITY- ACCOUNTED INVESTMENTS	44,445	2,885	38,058

EARNINGS (LOSS) FROM EQUITY-ACCOUNTED

INVESTMENTS (Note 7)	220	(339)	93

NET INCOME	44,665	2,546	38,151

LESS (ADD): NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	14	(101)	(839)

NET INCOME ATTRIBUTABLE TO NET1	$44,651	$2,647	$38,990

Net income per share: (Note 20)

Basic earnings attributable to Net1 shareholders in $	0.99	0.06	0.84
Diluted earnings attributable to Net1 shareholders in $	0.99	0.06	0.84

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2012, 2011 and 2010

	2012	2011	2010
		(In thousands)

NET INCOME	$44,665	$2,546	$38,151

OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (income) loss on asset available for sale, net of tax	1,547	(691)	(684)
Movement in foreign currency translation reserve	(43,617)	34,002	(7,517)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(42,070)	33,311	(8,201)

COMPREHENSIVE INCOME	2,595	35,857	29,950
Less (Add) comprehensive income (loss) attributable to non- controlling interest	113	(303)	1,116
COMPREHENSIVE INCOME ATTRIBUTABLE TO NET1	$2,708	$35,554	$31,066

Certain amounts for the year ended June 30, 2011 and 2010, respectively, have been reclassified to reflect the appropriate attribution of net income (loss) and other movements between Net1 and its non-controlling interest.

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
			Number of		Additional			Total	Non-
	Number of		Treasury	Treasury	Paid-In	Retained		Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	AOC(L)I	Equity	Interests	Total

Balance – July 1, 2009	58,434,003	$59	(3,927,516)	$(48,637)	$126,914	$353,353	$(58,472)	$373,217	$2,539	$375,756

Options exercised	83,338	-			303			303		303

Restricted stock granted	10,098							-		-

Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan					417			417		417

Stock-based compensation charge					5,670			5,670		5,670

Treasury shares acquired (Note 14)			(9,221,526)	(125,034)				(125,034)		(125,034)

Income tax benefits from stock awards sold by employees					239			239		239

Comprehensive income (loss), net of taxes:
Net income (loss)						38,990		38,990	(839)	38,151
Other comprehensive (loss):
Net unrealized loss on available for sale investment, net of tax							(684)	(684)		(684)
Movement in foreign currency translation reserve							(7,240)	(7,240)	(277)	(7,517)

Balance – June 30, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
			Number of		Additional			Total	Non-
	Number of		Treasury	Treasury	Paid-In	Retained		Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	AOC(L)I	Equity	Interests	Total

Balance – July 1, 2010	58,527,439	$59	(13,149,042)	$(173,671)	$133,543	$392,343	$(66,396)	$285,878	$1,423	$287,301

Restricted stock granted	156,956							-		-

Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan					20			20		20

Stock-based compensation charge					5,212			5,212		5,212

Reversal of stock-based compensation charge	(257,156)				(3,492)			(3,492)		(3,492)

Treasury shares acquired (Note 14)			(125,392)	(1,023)				(1,023)		(1,023)

Utilization of income tax benefits from stock awards sold by employees					(68)			(68)		(68)

Acquisition of KSNET (Note 3)								-	3,097	3,097

Acquisition of 19.90% non-controlling interest (Note 3)					1,215		(290)	925	(1,809)	(884)

Comprehensive income (loss), net of taxes:
Net income (loss)						2,647		2,647	(101)	2,546
Other comprehensive income (loss):
Net unrealized loss on available for sale investment, net of tax							(691)	(691)		(691)
Movement in foreign currency translation reserve							33,598	33,598	404	34,002

Balance – June 30, 2011	58,427,239	$59	(13,274,434)	$(174,694)	$136,430	$394,990	$(33,779)	$323,006	$3,014	$326,020

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
							Accumulated
			Number of		Additional		other	Total	Non-
	Number of		Treasury	Treasury	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2011	58,427,239	$59	(13,274,434)	$(174,694)	$136,430	$394,990	$(33,779)	$323,006	$3,014	$326,020

Restricted stock granted	582,729

Stock-based compensation charge					2,909			2,909		2,909

Reversal of stock-based compensation charge	(5,976)				(134)			(134)		(134)

Equity instrument charge (Note 16)					14,211			14,211		14,211

Treasury shares acquired (Note 14)			(180,656)	(1,129)				(1,129)		(1,129)

Utilization of APIC pool related to vested restricted stock					(56)			(56)		(56)

Liquidation of SmartSwitch Nigeria (Note 18)									280	280

Sale of 10% of SmartLife (Note 3)									188	188

KSNET purchase accounting adjustment (Note 3)									(63)	(63)

Comprehensive income (loss), net of taxes:
Net income						44,651		44,651	14	44,665

Other comprehensive loss:

Net unrealized gain on available for sale investment, net of tax							1,547	1,547		1,547
Movement in foreign currency translation reserve							(43,490)	(43,490)	(127)	(43,617)

Balance – June 30, 2012	59,003,992	$59	(13,455,090)	$(175,823)	$153,360	$439,641	$(75,722)	$341,515	$3,306	$344,821

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2012, 2011 and 2010

	2012	2011	2010
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$44,665	$2,546	$38,151
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	36,499	34,671	19,348
Impairment of intangible asset	-	41,771	-
Impairment of goodwill	-	-	37,378
(Earnings) Loss from equity-accounted investments	(220)	339	(93)
Fair value adjustment	(3,375)	728	78
Interest payable	8,823	2,487	301
Facility fee amortized	389	1,958	-
(Profit) Loss on disposal of property, plant and equipment	(64)	(5)	69
Net loss (profit) on sale of 10% of SmartLife (2012) and VinaPay (2011)	81	(14)	-
Profit on liquidation of subsidiary (Note 18)	(3,994)	-	-
Realized loss on sale of SmartLife investments	25	-	-
Stock compensation charge, net of forfeitures	2,775	1,720	5,670
Fair value of BBBEE equity instrument granted (Note 16)	14,211	-	-
(Increase) Decrease in accounts and finance loans receivable, and pre- funded grants receivable	(31,974)	(3,568)	4,666
(Increase) Decrease in deferred expenditure on smart cards	(4,554)	-	8
(Increase) Decrease in inventory	(717)	289	3,867
Decrease in accounts payable and other payables	(18,496)	(1,041)	(27,138)
Decrease in taxes payable	(7,483)	(1,800)	(7,582)
Decrease in deferred taxes	(16,185)	(13,858)	(6,040)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,406	66,223	68,683
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,167)	(15,053)	(2,730)
Proceeds from disposal of property, plant and equipment	764	76	106
Acquisitions, net of cash acquired (Note 3)	(6,154)	(230,225)	(10,319)
Settlement from former shareholders of KSNET (Note 3)	4,945	-	-
Acquisition of available-for-sale securities (Note 7)	(948)	-	-
Purchase of investments related to SmartLife	(2,320)	-	-
Proceeds from maturity of investments related to SmartLife	2,321	-	-
Proceeds from disposal of VinaPay	-	150	-
Acquisition of and advance of loans to equity-accounted investments	-	(375)	-
Repayment of loan by equity-accounted investment	122	475	-
Other investing activities, net	(1)	35	-
Net change in settlement assets	(252,101)	(78,768)	(77,243)
NET CASH USED IN INVESTING ACTIVITIES	(292,539)	(323,685)	(90,186)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings (repaid) obtained (Note 13)	(19,172)	116,353	-
Acquisition of treasury stock (Note 14)	(1,129)	(1,023)	(126,304)
Proceeds on sale of 10% of SmartLife (Note 3)	107	-	-
Proceeds from issue of common stock	-	-	720
Loan portion related to options	-	20	-
Payment of facility fee (Note 13)	-	(3,088)	-
Repayment of short-term borrowings	-	(6,705)	-
Repayment of bank overdraft	-	(462)	(137)
Acquisition of remaining 19.9% of Net1 UTA	-	(594)	-
Net change in settlement obligations	252,101	78,768	77,243
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	231,907	183,269	(48,478)
Effect of exchange rate changes on cash	(15,914)	15,714	2,937

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,140)	(58,479)	(67,044)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	95,263	153,742	220,786
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,123	$95,263	$153,742

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          Description of Business

          Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides payment solutions and transaction processing services across a wide range of industries and in various geographies. It has developed and markets a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing, financial and clinical risk management solutions to various industries. The Company’s technology is widely used in South Africa today, where it distributes pension and welfare payments to recipients in South Africa, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa and provides mobile telephone top-up transactions for the major South African mobile carriers. The Company also processes third-party and associated payroll payments for employees through its FIHRST system and provides funders and providers of healthcare with an on-line real-time management system for healthcare transactions through its MediKredit service. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added services (“VAN”) in Korea.

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

          The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2012, 2011 and 2010.

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Loan provisions and allowance for doubtful debts

          UEPS-based lending

          Beginning in fiscal 2012, the Company no longer insures its UEPS-based lending book and provides for the principal and services fees upon default. The Company considers a UEPS-based loan and related service fee to be in default when the borrower dies or can not be found. For the years ended June 30, 2011 and 2010 no provision was required for UEPS-based lending. The principal amount of the loan was insured and the amount due to be recovered from the insurer is recorded as a receivable once the amount is deemed unrecoverable. Once the loan was deemed unrecoverable, service fees related to the unrecoverable insured loan were not recognized.

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
for the years ended June 30, 2012, 2011 and 2010
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
for the years ended June 30, 2012, 2011 and 2010
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

          The Company’s principal revenue streams and their respective accounting treatments are discussed below:

               Fees

                    Pension and welfare and South African participating merchants

          The Company provides a state welfare benefit distribution service to the South Africa Social Security Agency. Fee income received for these services is recognized in the statement of operations when distributions have been made to the beneficiaries.

          Beneficiaries are able to load their welfare grants at merchants enrolled in the Company’s participating merchant system in certain provinces. There is no charge to the beneficiary to load the grant onto a smart card at the merchant location, however, a fee is charged to the merchant for purchases made at the merchant using the smart card. A fee is also charged to the merchant when the beneficiary makes a cash withdrawal. Fee income received for these services is recognized in the statement of operations when the transaction occurs.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
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

          VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the authorization and the collection service are recognized at the time of service, provided the other conditions for revenue recognition have been met.

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
for the years ended June 30, 2012, 2011 and 2010
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

                    Other fees and commissions

          The Company provides an automated payment collection service to third parties, for which it charges monthly fees. These fees are recognized in the statement of operations as the underlying services are performed. The Company provides medical-related claims adjudication, reconciliation and settlement services (“medical-related claim service”) to customers, for which it charges fees. These fees are recognized in the statement of operations as the underlying services are performed. The Company sells prepaid electricity and recognizes a commission in its statement of operations once the prepaid electricity token has been delivered to the customer.

               Contract variations fees

          The Company records additional revenue from variations to contracts for the provision of state welfare benefits, if:

  there is persuasive evidence of an agreement; and
  collectability is reasonably assured; and
  all material terms and conditions of the agreement have been adhered to.

               Hardware and prepaid airtime voucher sales

          Revenue from hardware and airtime voucher sales is recognized when risk of loss has transferred to the customer and there are no unfulfilled Company obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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
for the years ended June 30, 2012, 2011 and 2010
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

          Research and development expenditure

          Research and development expenditures is charged to net income in the period in which it is incurred. During the years ended June 30, 2012, 2011 and 2010, the Company incurred research and development expenditures of $3.9 million, $5.7 million and $7.6 million, respectively.

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
for the years ended June 30, 2012, 2011 and 2010
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

          On December 20, 2011, there was a change in South African tax law to impose a dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace the Secondary Taxation on Companies (a tax levied directly on a company on dividend distributions) (“STC”). The change was effective on April 1, 2012. Therefore the Company measured its South African income taxes and deferred income taxes for the year ended June 30, 2012, using the enacted statutory tax rate in South Africa of 28%. For years prior to 2012 the tax rate in South Africa varied depending on whether income was distributed. During the years ended June 30, 2011 and 2010, the income tax rate was 28%, but upon distribution, STC of 10% was due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measured its income taxes and deferred income taxes for the years ended June 30, 2011 and 2010 using a combined rate of 34.55% .

          Currently the Company intends to permanently reinvest its undistributed South African earnings as of June 30, 2012 in South Africa. Accordingly, the Company has not recognized a deferred tax liability related to any future distributions of these undistributed earnings. The Company will be required to record a taxation charge if it decides not to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Equity instruments issued to third parties

          Equity instruments issued to third parties represents the cost related to equity instruments granted. The Company measures equity instrument issued to third parties cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The forfeiture rate is estimated based on the Company’s expectation of the number of awards that will be forfeited prior to vesting.

          The Company records deferred tax assets for equity instrument awards that result in deductions on the Company’s income tax returns, based on the amount of equity instrument cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in the statement of operations.

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

          On July 1, 2011, the Company adopted the new Financial Accounting Standards Board (“FASB”) guidance regarding Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements because none of its reporting units have zero or negative carrying amounts.

          On July 1, 2011, the Company adopted the new FASB guidance regarding fair value measurement amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The guidance improves the comparability of fair value measurements presented and disclosed in accordance with GAAP and IFRSs by changing the wording used to describe many of the requirements in GAAP for measuring fair value and disclosure of information. The amendments to this guidance provide explanations on how to measure fair value but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s equity; and disclosures requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recent accounting pronouncements adopted (continued)

          In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to the guidance requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities' financial statement regardless of the method of presentation for comprehensive income. The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. The Company currently presents its comprehensive income in two separate but consecutive statements and therefore the adoption of this guidance did not impact its presentation of comprehensive income.

          Recent accounting pronouncements not yet adopted as of June 30, 2012

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

3.      ACQUISITIONS

          The cash paid, net of cash received related to the Company’s various acquisitions that are discussed below during the year ended June 30, 2012, 2011 and 2010 are summarized in the table below:

	2012	2011	2010
SmartLife	$1,673	$-	$-
Prepaid business	4,481	-	-
KSNET	-	230,225	-
MediKredit	-	-	981
FIHRST	-	-	9,338
Total cash paid, net of cash received	$6,154	$230,225	$10,319

          2012 acquisitions

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

          2012 acquisitions (continued)

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

          In November 2011, the Company sold 10% of SmartLife to a strategic partner for $0.1 million and recognized a loss on sale of $0.08 million.

          The final purchase price allocation of the prepaid business and SmartLife acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, are provided in the table below:

	Prepaid
	business	SmartLife	Total
Accounts receivable, net	$1,083	$152	$1,235
Inventory	305	-	305
Customer relationships	895	-	895
Software and unpatented technology	2,449	-	2,449
Deferred tax liability	(251)	-	(251)
Cash and cash equivalents	-	169	169
Financial investments (allocated to other long-term assets)	-	3,059	3,059
Reinsurance assets (allocated to other long-term assets)	-	28,492	28,492
Other payables	-	(185)	(185)
Policy holder liabilities (allocated to other long-term liabilities)	-	(29,845)	(29,845)
Total purchase price	$4,481	$1,842	$6,323

          Pro forma results of operations have not been presented because the effect of the prepaid business and SmartLife acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations. During the year ended June 30, 2012, the Company did not incur transaction-related expenditures related to these acquisitions.

          Since the closing of the acquisition, the prepaid business and SmartLife acquisitions have contributed revenue of $14.3 million and $0.7 million, respectively, and a net loss, including intangible assets amortization, of $0.2 million and $0.3 million, respectively.

          2011 acquisitions

               98.73% of KSNET Inc. (“KSNET”) in October 2010 and final settlement in December 2011

          On October 29, 2010, the Company acquired KSNET for KRW 270 billion (approximately $240 million based on exchange rates on October 29, 2010), and a post-closing working capital adjustment. The acquisition of KSNET expands the Company’s international footprint as well as diversifies the Company’s revenue, earnings and product portfolio. In December 2011, the Company received $4.9 million, in cash, in final settlement of any and all claims and contractual adjustments between the Company and the former shareholders of KSNET. This amount has been applied against the goodwill recognized on the acquisition of KSNET and has reduced the goodwill balance. As required by the Company’s Korean debt agreement, the Company has used the settlement proceeds to prepay a portion of its outstanding debt thereunder. The prepayment was made on January 30, 2012.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.      ACQUISITIONS (continued)

          2011 acquisitions (continued)

               98.73% of KSNET Inc. (“KSNET”) in October 2010 and final settlement in December 2011 (continued)

          Most of KSNET’s revenue is derived from the provision of payment processing services to approximately 220,000 merchants and to card issuers in Korea through its VAN. KSNET has a diverse product offering and the Company believes it is the only total payments solutions provider offering card VAN, PG and banking VAN services in Korea, which differentiates KSNET from other Korean payment solution providers and allows it to cross-sell its products across its customer base.

          The following table sets forth the allocation of the purchase price:

	June 30,	Fiscal 2012	June 30,
	2012	settlement	2011
Cash and cash equivalents	$10,507	$-	$10,507
Accounts receivable, net	28,748	-	28,748
Inventory	2,788	-	2,788
Current deferred tax assets	837	(74)	911
Settlement assets	13,164	-	13,164
Long-term receivable	288	-	288
Property, plant and equipment	24,052	-	24,052
Goodwill (Note 9)	115,900	(4,239)	120,139
Intangible assets (Note 9)	102,829	-	102,829
Other long-term assets	6,324	-	6,324
Trade payables	(9,643)	-	(9,643)
Other payables	(14,789)	(696)	(14,093)
Income taxes payable	(3,363)	-	(3,363)
Settlement obligations	(13,164)	-	(13,164)
Long-term deferred income tax liabilities (Note 19)	(24,459)	-	(24,459)
Other long-term liabilities	(1,199)	-	(1,199)
Total net assets attributable to shareholders, including goodwill	238,820	(5,009)	243,829
Less attributable to non-controlling interest	(3,033)	64	(3,097)
Total purchase price	$235,787	$(4,945)	$240,732

          The Company incurred transaction-related expenditures of $5.6 million during the year ended June 30, 2011.

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
for the years ended June 30, 2012, 2011 and 2010
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

               FIHRST Management Services (Proprietary) Limited business and related software (collectively “FIHRST”)

          On March 31, 2010, the Company acquired FIHRST, a South African business, for ZAR 70 million (approximately $9 million). FIHRST offers a third-party and associated payroll payments solution to companies in South Africa.

          The final purchase price allocation of the MediKredit and FIHRST acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, are provided in the table below:

	MediKredit	FIHRST	Total
Cash and cash equivalents	$9,005	$77	$9,082
Accounts receivable, net	2,940	640	3,580
Property, plant and equipment	1,290	106	1,396
Intangible assets (see Note 9)	6,070	7,983	14,053
Trade and other payables	(9,931)	(337)	(10,268)
Deferred tax assets	2,718	436	3,154
Deferred tax liabilities (see Note 19)	(2,097)	(623)	(2,720)
Goodwill (see Note 9)	-	1,187	1,187
Total purchase price	$9,995	$9,469	$19,464

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

4.      PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2012 payment service commenced on July 1, 2012, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2012.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.      ACCOUNTS RECEIVABLE, net

	2012	2011
Accounts receivable, trade, net	$50,406	$42,197
Accounts receivable, trade, gross	51,194	42,925
Allowance for doubtful accounts receivable, end of year	788	728
Allowance for doubtful accounts receivable, beginning of year re-measured at year end rates	621	902
Allowance reversed to statement of operations, re-measured at year end rates .	(114)	(47)
Allowance acquired in acquisitions, re-measured at year end rates	131	190
Allowance charged to statement of operations, re-measured at year end rates	50	364
Amount utilized, re-measured at year end rates	100	(681)

Prepaid establishment costs related to Grindrod opportunity	-	175
Other receivables	51,512	40,408
Total accounts receivable, net	$101,918	$82,780

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

          Cash payments to agents in Korea are amortized over the contract period with the agent. As of June 30, 2012 and 2011, respectively, other receivables include approximately $24.5 million and $16.8 million related to these prepayments.

6.      INVENTORY

          The Company’s inventory comprised the following categories as of June 30, 2012 and 2011.

	2012	2011

Raw materials	$30	$24
Finished goods	6,162	6,701
	$6,192	$6,725

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
for the years ended June 30, 2012, 2011 and 2010
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

          The Company’s outstanding foreign exchange contracts are as follows: As of June 30, 2012 None.

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Fair value of financial instruments (continued)

               Risk management (continued)

                    UEPS-based microlending credit risk

          The Company is exposed to credit risk in its UEPS-based microlending activities, which provides unsecured short-term loans to qualifying customers, primarily its social grant recipient base. The Company manages this risk by performing an affordability test for each prospective customer and assigns a “creditworthiness score,” which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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
for the years ended June 30, 2012, 2011 and 2010
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

               Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

          The Company's Level 3 asset represents an investment of 156,788,712 shares of common stock of Finbond, which are exchange-traded equity securities. Finbond’s shares are traded on the JSE Limited (“JSE”) and the Company has designated such shares as available for sale investments. The Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond relate primarily to the provision of microlending products. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

          The fair value of these securities as of June 30, 2012, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

          In March 2012, Finbond completed a rights issue and the Company acquired an additional 72,156,187 shares for approximately $1 million. The Company’s ownership interest in Finbond as of June 30, 2012, is approximately 27%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Financial instruments (continued)

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$2,628	$-	$-	$2,628
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,679	8,679
Other	-	262	-	262
Total assets at fair value	$2,628	$262	$8,679	$11,569

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Finbond (available for sale assets included in other long-term assets)	-	$-	$8,161	$8,161
Other	-	275	-	275
Total assets at fair value	-	$275	$8,161	$8,436

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
for the years ended June 30, 2012, 2011 and 2010
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

          Equity-accounted investments

          The Company owns 50% of the ordinary shares in and loans extended to SmartSwitch Namibia (Proprietary) Limited (“SmartSwitch Namibia”). The Company has determined that this entity is a VIE, as the loan to the entity represents a variable interest, but that the Company is not the primary beneficiary. Therefore, the Company has not consolidated this entity and has accounted for this investment using the equity method. The interest earned by the Company on the loans to the entity has been eliminated.

          The Company also owns 50% of the ordinary shares of SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”) and 20% of VTU De Colombia S.A. (“VTU Colombia”). In April 2011, VTU Colombia admitted another new independent shareholder which resulted in a dilution of the Company’s investment from 37.50% to approximately 20%. The funds received from these new shareholders by VTU Colombia were used to fund its continuing operations the Company has no obligation to provide any additional funding at this stage.

          The Company sold its 30% interest in the issued and outstanding ordinary share capital of Vietnam Payment Technologies Joint Stock Company (“VinaPay”) in April 2011. The Company received gross proceeds of approximately $0.15 million and recognized a profit on sale of this investment of approximately $0.02 million.

          During the year ended June 30, 2011, SmartSwitch Namibia commenced repaying its outstanding loans, including outstanding interest. The repayments received have been allocated to the equity-accounted investments presented in our consolidated balance sheets, and reduced these balances. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in our consolidated statement of cash flows for the years ended June 30, 2012 and 2011, respectively.

          During the year ended June 30, 2011, SmartSwitch Botswana capitalized all shareholder loan funding provided and shareholders agreed to waive all interest on these loans. The net effect of the reversal of the interest and related foreign exchange effects are included in the Company’s consolidated statements of operations for the year ended June 30, 2011.

          In July 2010, the Company provided additional loan funding of $375,000 for a specific growth initiative at VTU Colombia. As of June 30, 2012 and 2011, respectively, the Company’s share in VTU Colombia’s accumulated losses continued to exceed its investment.

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND EQUITY-ACCOUNTED INVESTMENTS (continued)

          Equity-accounted investments (continued)

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

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2012 and 2011:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2011	$4,051	$1,630	$(3,828)	$7	$1,860
Loan repaid	-	(130)	-	-	(130)
Interest repaid	-	-	-	(139)	(139)
Earnings (loss) from equity- accounted investments	-	-	170	50	220
SmartSwitch Namibia(1)	-	-	210	29	239
SmartSwitch Botswana(1)	-	-	(40)	21	(19)
Foreign currency adjustment(2)	(533)	(81)	247	64	(303)
Balance as of June 30, 2012	$3,518	$1,419	$(3,411)	$(18)	$1,508

          (1) – includes the recognition of realized net income.
          (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2010	$3,549	$2,512	$(3,905)	$442	$2,598
Loans provided	-	375	-	-	375
Loan repaid		(475)		-	(475)
Interest repaid	-	-	-	(292)	(292)
Loans converted to equity	1,015	(1,015)	-	-	-
(Loss) Earnings from equity- accounted investments	-	-	(268)	(71)	(339)
SmartSwitch Namibia(1)	-	-	187	70	257
SmartSwitch Botswana(1)	-	-	347	(421)	(74)
VTU Colombia(1)	-	-	(729)	280	(449)
VinaPay(1)	-	-	(73)	-	(73)
Sale of VinaPay	(579)	-	443	-	(136)
Proceeds – sale of VinaPay	-	-	-	-	150
Profit on sale of VinaPay	-	-	-	-	(14)
Foreign currency adjustment(2)	66	233	(98)	(72)	129
Balance as of June 30, 2011	$4,051	$1,630	$(3,828)	$7	$1,860

          (1) – includes the recognition of realized net income.
          (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.       PROPERTY, PLANT AND EQUIPMENT, net

	2012	2011
Cost:
Land	$847	$910
Building and structures	465	499
Computer equipment	88,669	64,411
Furniture and office equipment	14,091	8,297
Motor vehicles	20,413	8,824
Plant and equipment	2,373	2,873
	126,858	85,814
Accumulated depreciation:
Land	-	-
Building and structures	67	29
Computer equipment	59,062	33,417
Furniture and office equipment	5,815	6,378
Motor vehicles	7,178	7,745
Plant and equipment	2,120	2,438
	74,242	50,007
Carrying amount:
Land	847	910
Building and structures	398	470
Computer equipment	29,607	30,994
Furniture and office equipment	8,276	1,919
Motor vehicles	13,235	1,079
Plant and equipment	253	435
	$52,616	$35,807

9.        GOODWILL AND INTANGIBLE ASSETS, net Goodwill

          Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2012, 2011 and 2010:

Carrying
value
Balance as of July 1, 2009	$116,197
Acquisitions	1,187
Impairment of goodwill	(37,378)
Foreign currency adjustment (1)	(3,660)
Balance as of June 30, 2010	$76,346
Acquisition of KSNET (Note 3) (2)	120,139
Foreign currency adjustment (1)	13,085
Balance as of June 30, 2011	209,570
Reduction in goodwill related to net settlement (Note 3)	(4,239)
Foreign currency adjustment (1)	(22,594)
Balance as of June 30, 2012	$182,737

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.
          (2) – represents goodwill arising from the acquisition of KSNET. This goodwill has been allocated to the international transaction-based activities operating segment (see Note 3).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.       GOODWILL AND INTANGIBLE ASSETS, net (continued)

          Goodwill (continued)

          Goodwill associated with the acquisition of KSNET represents the excess of cost over the fair value of acquired net assets. The KSNET goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets.

          The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. The results of our impairment tests during the year ended June 30, 2012 and 2011, indicated that the fair value of the Company’s reporting units exceeded their carrying values and therefore the Company’s reporting units were not at risk of potential impairment.

          Goodwill has been allocated to the Company’s reportable segments as follows:

	2012	2011

South African transaction-based activities	$34,692	$42,005
International transaction-based activities	111,798	124,895
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	36,247	42,670
Total	$182,737	$209,570

          Intangible assets, net

                    Impairment loss

          The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. During the year ended June 30, 2011, one of Net1 UTA’s largest customers advised the Company of its intention to transition to an alternative payment platform. As a consequence of this development, as well as deteriorating trading conditions and uncertainty surrounding the timing and quantum of future net cash inflows, the Company reviewed customer relationships acquired as part of the Net1 UTA acquisition for impairment. As a result of this review, the Company recognized an impairment loss of $41.8 million during its third quarter of fiscal 2011 related to the entire carrying value of customer relationships acquired in the Net1 UTA acquisition in August 2008. In addition, the Company reversed the deferred tax liability of $10.4 million associated with this intangible asset.

          The impairment loss recognized was allocated to the Company’s hardware, software and related technology sales operating segment.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        GOODWILL AND INTANGIBLE ASSETS, net (continued)

          Intangible assets, net (continued)

               Intangible assets acquired

          Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value	Average
	as of	Amortization
	acquisition	period (in
	date	years)
Finite-lived intangible asset:
KSNET customer relationships	$74,663	10
FIHRST customer relationships	1,804	10
Net1 UTA customer relationships (1)	68,859	7
Prepaid business customer relationships	895	0.75
KSNET software and unpatented technology	24,380	5
FIHRST software and unpatented technology	6,179	3
MediKredit software and unpatented technology	5,249	3
Prepaid business software and unpatented technology	2,449	3
KSNET trademarks	3,786	8
MediKredit customer database	$821	3

          (1)   Impaired during the year ended June 30, 2011

          The Company recognized a deferred tax liability of approximately $0.2 million related to the acquisition of the prepaid business customer relationships during the year ended June 30, 2012. The Company recognized a deferred tax liability of approximately $24.5 million related to the acquisition of the KSNET intangible assets during the year ended June 30, 2011. The Company recognized a deferred tax asset of approximately $0.4 million related to the acquisition of the FIHRST software and a deferred tax liability of approximately $2.7 million related to the MediKredit and the remaining FIHRST intangible assets during the year ended June 30, 2010.

          Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2012 and 2011:

	As of June 30, 2012			As of June 30, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$91,692	$(22,617)	$69,075	$100,155	$(15,283)	$84,872
Software and unpatented
technology(1)	36,082	(15,968)	20,114	37,697	(8,999)	28,698
FTS patent	4,623	(4,623)	-	5,598	(5,598)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,125	(2,507)	4,618	8,130	(2,288)	5,842
Customer database	734	(611)	123	888	(444)	444
Total finite-lived intangible assets .	$144,762	$(50,832)	$93,930	$156,974	$(37,118)	$119,856

          (1)   June 30, 2012 balances include the customer relationships and software and unpatented technology acquired as part of the prepaid business acquisition in October 2011;

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        GOODWILL AND INTANGIBLE ASSETS, net (continued) Intangible assets, net (continued)

          Amortization expense charged for the years to June 30, 2012, 2011 and 2010 was $19.4 million, $22.5 million, and $15.2 million, respectively.

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2012, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2013	$16,961
2014	14,678
2015	14,614
2016	10,769
2017	8,506
Thereafter	$28,402

10.      REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

          Reinsurance assets and policy holder liabilities under insurance contracts

          Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the year ended June 30, 2012:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balances acquired on July 1, 2011	$28,492	$(28,492)
Claims and policyholders’ benefits under insurance contracts	254	(360)
Foreign currency adjustment (3)	(5,151)	5,151
Balance as of June 30, 2012	$23,595	$(23,701)

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

          The value of insurance contract liabilities is based on best estimates assumptions of future experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The process of deriving the best estimates assumptions plus prescribed margins includes assumptions related to future mortality and morbidity (an appropriate base table of standard mortality is chosen depending on the type of contract and class of business), withdrawals (based on recent withdrawal investigations and expected future trends), investment returns (based on government treasury rates adjusted by an applicable margin), expense inflation (based on a 10 year real return on CPI-linked government bonds from the risk-free rate and adding an allowance for salary inflation and book shrinkage of 1% per annum) and claim reporting delays (based on average industry experience).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.      REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS (CONTINUED)

          Assets and policy holder liabilities under investment contracts

          Summarized below is the movement in assets and policy holder liabilities under investment contracts during the year ended June 30, 2012:

		Investment
	Assets (1)	contracts (2)
Balances acquired on July 1, 2011	$1,353	$(1,353)
Foreign currency adjustment (3)	(244)	244
Balance as of June 30, 2012	$1,109	$(1,109)

          (1) Included in other long-term assets;
          (2) Included in other long-term liabilities;
          (3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

          The Company does not offer any investment products with guarantees related to capital or returns.

11.      OTHER PAYABLES

	2012	2011

Participating merchants settlement obligation	$5,291	$30,316
Payroll-related payables	2,199	1,842
Accruals	11,413	7,976
Value-added tax payable	2,405	3,186
Other	9,695	16,238
Provisions	11,154	11,707
	$42,157	$71,265

12.      SHORT-TERM FACILITIES

          The Company has a ZAR 250 million ($30.2 million, translated at exchange rates applicable as of June 30, 2012) short-term South African credit facility. As of June 30, 2012, the overdraft rate on this facility was 7.85% . The Company has ceded its investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary, as security for the facility. As of June 30, 2012 and June 30, 2011, the Company had utilized none of its South African short-term facility.

13.      LONG-TERM BORROWINGS

          The Company financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year senior secured loan facility provided by a consortium of banks under a facilities agreement (the “Facilities Agreement”). The current carrying value as of June 30, 2012, is $93.8 million. The Facilities Agreement provides for three separate facilities: a Facility A loan to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The CD rate was 3.54% on June 30, 2012. Total interest expense for the year ended June 30, 2012 and 2011, respectively, was $8.8 million and $7.5 million, and includes amortization of facility fees of $0.4 million and $2.0 million. Interest of approximately $1.2 million, translated at exchange rates applicable as of June 30, 2012, has been accrued as of June 30, 2012.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.      LONG-TERM BORROWINGS (continued)

          The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. During the year ended June 30, 2012, the Company made the first and second principal payments totaling approximately $14.3 million and an unscheduled $4.8 million principal payment with the proceeds of the net settlement received from the former shareholders of KSNET. The third and fourth scheduled installments of approximately $14.0 million, translated at exchange rates applicable as of June 30, 2012, are due in equal installments of $7.0 million each, on October 29, 2012 and April 29, 2013, respectively, and have been classified as current in the Company’s consolidated balance sheet. As of June 30, 2012, the carrying amount of the long-term borrowings approximated its fair value

          The loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of the Company’s subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, the Company or any of the Company’s subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

14.      COMMON STOCK

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

          Common stock repurchases (continued)

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      COMMON STOCK (continued)

          Common stock repurchases (continued)

          The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. During the year ended June 30, 2012 and 2011, respectively, the Company repurchased 180,656 and 125,392 shares for approximately $1.1 million and $1.0 million. The Company did not repurchase any of its shares during the year ended June 30, 2010 under this authorization.

          On July 28, 2009, the Company repurchased an aggregate of 9,221,526 shares of its common stock from two shareholders, who originally acquired their shares in connection with the Aplitec transaction. The purchase price was $13.50 (ZAR 105.98) per share and was paid from the Company’s cash reserves in ZAR for an aggregate purchase price of $124.5 million (ZAR 977.3 million).

15.      REVENUE

	2012	2011	2010

Sale of goods – comprising mainly hardware and software sales	$19,152	$30,130	$36,228
Loan-based interest and fees received	8,433	7,276	4,214
Services rendered – comprising mainly fees and commissions	362,679	306,014	239,922
	$390,264	$343,420	$280,364

          During the years ended June 30, 2012, 2011 and 2010, the Company did not recognize any revenue using the percentage of completion method.

16.      EQUITY INSTRUMENT ISSUED PURSUANT TO BBBEE TRANSACTION

          On April 19, 2012, the Company issued an option to purchase 8,955,000 shares of its common stock to a BEE consortium pursuant to a BBBEE transaction that it entered into on January 25, 2012. The option expires one year after issue and is currently exercisable.

          The fair value of the option was determined as approximately $14.2 million and has been expensed in full. The fair value was determined on the date that all conditions to the BEE transaction had been fulfilled using the Cox Ross Rubinstein binomial model. The Company used an expected volatility of 47%, an expected life of one year, a risk free rate of 0.90% and no future dividends in its calculation of the fair value. The estimated expected volatility is calculated based on the Company’s 250 day volatility.

17.      STOCK-BASED COMPENSATION

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION

          Amended and Restated Stock Incentive Plan (continued)

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

                    Valuation Assumptions

          The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in 2012 and 2011. No stock options were granted during the year ended June 30, 2010. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2012 and 2011:

	2012	2011
Expected volatility	37% - 39%	35%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	1.9% - 0.9%	2.0%

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
for the years ended June 30, 2012, 2011 and 2010
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

                    Performance Conditions - Restricted Stock Granted in August 2007

          In August 2007, the Remuneration Committee approved an award of 591,500 shares of restricted stock to executive officers and other employees of the Company. The award provided for vesting of one-third of the award shares on each of September 1, 2009, 2010 and 2011, conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target for that vesting date. Specifically, the financial performance targets were a 20% increase, compounded annually, in fundamental diluted earnings per share (expressed in South African rand) (“2007 Fundamental EPS”) above Fundamental EPS for the fiscal year ended June 30, 2007. For award shares vesting prior to September 1, 2009, the annual required increase in the case of Dr. Belamant and Mr. Kotze was 25% rather than 20%. On November 5, 2009, the Company’s board of directors, on the recommendation of the Remuneration Committee, determined that the annual required target for Dr. Belamant and Mr. Kotze be 20%, effective immediately, to be consistent with the terms of the restricted stock awards granted to other employees. There were no other amendments to the terms of the restricted stock awards. For the purpose of the award, 2007 Fundamental EPS was calculated by adjusting GAAP diluted earnings per share (as reflected in the Company’s audited consolidated financial statements) to exclude the effects related to the amortization of intangible assets, stock-based compensation charges, one-time, large, unusual expenses as determined at the discretion of the Remuneration Committee, and assuming a constant tax rate of 30%. If Fundamental EPS for the specified fiscal year did not equal or exceed the 2007 Fundamental EPS target for such year, no award shares would become vested or nonforfeitable on the corresponding vesting date but would be available to become vested and nonforfeitable as of a subsequent vesting date if the 2007 Fundamental EPS target for a subsequent fiscal year were met; provided that the recipient’s service continued through such subsequent vesting date. Any outstanding award shares that had not become vested and nonforfeitable as of September 1, 2011, would be forfeited by the recipient on September 1, 2011, and transferred to the Company for no consideration.

          The first two tranches of this award vested on September 1, 2009 and 2010, for employees that continued to provide the requisite service as the financial performance targets were met. The third tranche did not vest because the financial performance target was not met. Refer also “—Stock option and restricted stock activity—restricted stock” below.

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
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

          Amended and Restated Stock Incentive Plan (continued)

               Restricted Stock (continued)

                    Performance Conditions - Restricted Stock Granted in October and November 2010 (continued)

          In November 2010, the Remuneration Committee approved an award of 83,000 shares of restricted stock to two of the Company’s executive officers. The award provides for vesting of one-third of the award shares on each of November 10, 2011, 2012 and 2013, conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target for that vesting date. Specifically, the financial performance targets is Fundamental EPS, as defined below, of $1.44, $1.60 and $1.90 for the years ended June 30, 2011, 2012 and 2013, respectively. For the purpose of this award, Fundamental EPS is calculated as Company’s diluted earnings per share as reflected in the Company’s consolidated financial statements, measured in U.S. dollars and determined in accordance with GAAP, adjusted to exclude the effects related to the amortization of intangible assets and acquisition-related costs, stock-based compensation charges, foreign exchange gains and losses arising from foreign currency hedging transactions, and other items that the Committee may determine in its discretion to be appropriate (for example, accounting changes and one-time or unusual items), and assumes a constant tax rate equal to the Company’s effective tax rate for the year ended June 30, 2010. If Fundamental EPS for the specified fiscal year does not equal or exceed the Fundamental EPS target for such year, no award shares will become vested or nonforfeitable on the corresponding vesting date but are available to become vested and nonforfeitable as of a subsequent vesting date if the Fundamental EPS target for a subsequent fiscal year is met; provided that the recipient’s service continues through such subsequent vesting date. Any outstanding award shares that have not become vested and nonforfeitable as of November 10, 2013, will be forfeited by the recipient on November 10, 2013, and transferred to the Company for no consideration. One-third of the award shares vested on November 10, 2011.

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

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the years ended June 30, 2012, 2011 and 2010:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
		average	Contractual	Intrinsic	Date Fair
	Number of	exercise	Term	Value	Value
	shares	price	(in years)	($’000)	($’000)
Outstanding – July 1, 2009	1,896,994	$19.03	8.30	$1,576	-
Exercised	(83,338)	3.00	-	1,667	-
Outstanding – June 30, 2010	1,813,656	19.76	7.41	585	-
Granted under Plan: November 2010	307,000	10.59	10.00	-	$2.61
Outstanding – June 30, 2011	2,120,656	18.44	6.82	243
Granted under Plan: August 2011	165,000	6.59	10.0	297	$1.80
Granted under Plan: October 2011	202,000	7.98	10.0	442	$2.19
Forfeitures	(240,073)	21.68	-	-	-
Outstanding – June 30, 2012	2,247,583	$16.28	6.43	$602	-

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

          Stock option and restricted stock activity (continued)

               Options (continued)

          These options have an exercise price range of $6.59 to $24.46.

Exercisable	1,373,916	$19.43	5.40	$229

          During each of the years ended June 30, 2012, 2011 and 2010, approximately 300,000, 380,000 and 374,000, stock options became exercisable, respectively. During the year ended June 30, 2012, employees forfeited 240,073 stock options. There were no forfeitures during the years ended June 30, 2011 and 2010, respectively. During the year ended June 30, 2010, the Company received approximately $0.7 million from stock options exercised. No stock options were exercised during the years ended June 30, 2012 and 2011, respectively.

               Restricted stock

          The following table summarizes restricted stock activity for the years ended June 30, 2012, 2011 and 2010:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – July 1, 2009	597,162	-
Granted – August 2009	10,098	$185
Vested	(199,432)	3,800
Non-vested – June 30, 2010	407,828	-
Granted – August 2010	13,956	185
Granted – October 2010	60,000	740
Granted – November 2010	83,000	879
Vested	(203,956)	2,267
Awards not vesting	(257,156)	-
Non-vested – June 30, 2011	103,672
Granted – August 2011	30,155	199
Granted – February 2012	550,000	6,111
Granted – May 2012	2,574	23
Vested - August 2011	(6,141)	40
Vested - November 2011	(27,667)	209
Forfeitures	(5,976)	$50
Non-vested – June 30, 2012	646,617

          The fair value of restricted stock vested during the year ended June 30, 2012, 2011 and 2010, was $0.2 million, $2.3 million and $3.8 million, respectively. One of the Company’s non-employee directors resigned effective June 29, 2012, and he forfeited 5,976 restricted shares that had not vested.

          The third tranche of 197,156 shares of restricted stock granted in August 2007 to executive officers and other employees of the Company and 60,000 shares granted to an employee of the Company in October 2010 did not vest because the agreed performance target was not achieved. The Company has recorded a reversal of the compensation charge related to August 2007 and October 2010 restricted stock of $3.4 million and $0.09 million, respectively, during the year ended June 30, 2011. These 257,156 shares of restricted stock will be returned to the Company and, in accordance with the Plan, are available for future issuances by the Remuneration Committee.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a net stock compensation charge of $2.8 million, $1.7 million and $5.7 million for the year ended June 30, 2012, 2011 and 2010, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2012
Stock-based compensation charge	$2,909	$-	$2,909
Reversal of stock compensation charge related to options forfeited	(134)	-	(134)
Total – year ended June 30, 2012	$2,775	$-	$2,775

Year ended June 30, 2011
Stock-based compensation charge	$5,212	$193	$5,019
Reversal of stock compensation charge related to August 2007 and October 2010 restricted stock that did not vest	(3,492)	-	(3,492)
Total – year ended June 30, 2011	$1,720	$193	$1,527

Year ended June 30, 2010
Stock-based compensation charge	$5,670	$202	$5,468
Total – year ended June 30, 2010	$5,670	$202	$5,468

          The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of June 30, 2012, the total unrecognized compensation cost related to stock options was approximately $0.8 million, which the Company expects to recognize over approximately three years. As of June 30, 2012, the total unrecognized compensation cost related to restricted stock awards was approximately $5.9 million, which the Company expects to recognize over approximately three years.

          Tax consequences

          There are no tax consequences related to options and restricted stock granted to employees of Company subsidiaries incorporated in South Africa. The Company has recorded a deferred tax asset of approximately $1.1 million and $0.8 million, respectively, for the years ended June 30, 2012 and 2011, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      PROFIT ON LIQUIDATION OF SMARTSWITCH NIGERIA

          The Company has ceased operations in the Federation of Nigeria due to an inability to implement its technology on a profitable basis. During the year ended June 30, 2012, the Company, together with the other shareholders, agreed to liquidate SmartSwitch Nigeria, the company through which operating activities in Nigeria were performed. SmartSwitch Nigeria was capitalized primarily with shareholder loans. The Company eliminated its portion of the loan funding on consolidation, and included the loans due to the non-controlling interest in long-term borrowings on its June 30, 2011, consolidated balance sheet. The shareholders of SmartSwitch Nigeria have agreed to waive all outstanding capital and interest repayments related to the loan funding initially provided as part of the liquidation processes. The non-cash profit on liquidation of SmartSwitch Nigeria of $4.0 million includes the write back of all assets and liabilities, including non-controlling interest loans, of SmartSwitch Nigeria, except for expected liabilities related to the liquidation of SmartSwitch Nigeria. The profit has been allocated to corporate/eliminations.

19.      INCOME TAXES

          Income tax provision

          The table below presents the components of income before income taxes as of June 30, 2012, 2011 and 2010:

	2012	2011	2010

South Africa	$67,054	$108,349	$136,197
United States	(6,340)	(15,053)	(6,909)
Other	(333)	(56,886)	(50,408)
Income before income taxes	$60,381	$36,410	$78,880

          Presented below is the provision for income taxes by location of the taxing jurisdiction for each of the years ended June 30:

	2012	2011	2010

Current income tax	$49,092	$117,141	$109,669
South Africa	26,787	38,882	47,225
United States	20,746	77,085	62,443
Other	1,559	1,174	1
Deferred taxation (benefit) charge	(4,598)	(4,862)	(2,770)
South Africa	(2,941)	(776)	(441)
United States	31	2,306	(1,236)
Other	(1,688)	(6,392)	(1,093)
Capital gains tax	1,465	-	-
Secondary taxation on companies	327	-	-
Change in tax rate	(18,315)	-	-
Foreign tax credits generated – United States	(12,035)	(78,754)	(66,077)
Income tax provision	$15,936	$33,525	$40,822

          The capital gains tax paid represents the taxes paid resulting from an intercompany capital transaction in South Africa during the year ended June 30, 2012. There were no capital gains taxes paid during the years ended June 30, 2011 and 2010, respectively.

          The Company’s South African subsidiary paid a dividend to Net1 after the tax law had changed but before the effective date of the South African dividends withholding tax which resulted in the payment of STC in the third quarter of the year ended June 30, 2012. For the first half of the year ended June 30, 2012, and in the years ended June 30, 2011 and 2010, the Company’s effective tax rate included an accrual for STC and therefore any STC obligation arising during these periods was charged against the STC liability provided. This STC liability was released during the year end June 30, 2012, as a result of the change in tax law discussed below.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      INCOME TAXES (continued)

          Income tax provision (continued)

          On December 20, 2011, there was a change in South African tax law to impose a dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace STC. The change was effective on April 1, 2012. As a result, the Company has recorded a net deferred taxation benefit of approximately $18.3 million in income taxation expense in its consolidated statements of operations during the year ended June 30, 2012. There were no changes to the enacted tax rate in the year ended June 30, 2011 and 2010.

          As a result of the change in South African tax law and the Company’s intention to permanently reinvest its undistributed earnings in South Africa, the Company does not believe it will be able to recover foreign tax credits previously recognized of $8.2 million. The movement in valuation allowance during the year ended June 30, 2012, includes a valuation allowance related to this foreign tax credits. The movement in the valuation allowance for the year ended June 30, 2011 relates to valuation allowances for foreign tax credits and the Net1 UTA valuation allowances related to its license ruling, tax deductible goodwill, and net operating loss carryforwards.

          Net1 included actual and deemed dividends received from New Aplitec in its year ended June 30, 2012, 2011 and 2010, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2012, 2011 and 2010, respectively.

         A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2012, 2011 and 2010 is as follows:

	2012		2011	2010
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		34.55%	34.55%
Permanent items	6.60%		6.93%	21.45%
Foreign tax rate differential	7.22%		5.46%	0.24%
Foreign tax credits	(21.12%	)	(209.00)%	(82.70)%
Taxation on deemed dividends in the United States	31.29%		217.52%	85.60%
Capital gains tax paid	2.43%		-%	-%
Secondary taxation on companies	0.54%		-%	-%
Movement in valuation allowance	1.23%		34.01%	(5.02)%
Prior year adjustments	0.53%		2.61%	(2.37)%
Change in tax law	(30.33%	)	-%	-%
Income tax provision	26.39%		92.08%	51.75%

          The permanent items during the years ended June 30, 2012, relates principally to stock-based compensation charges, interest expense and an equity award issued pursuant to the Company’s BBBEE transaction, which is not deductible for tax purposes. The permanent items during the years ended June 30, 2011 relates principally to interest expense and transaction-related expenditure which is not deductible for tax purposes. The permanent items during the year ended June 30, 2010, relates principally to impairment of goodwill which is not deductible for tax purposes.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      INCOME TAXES (continued)

               Deferred tax assets and liabilities

          Deferred income taxes reflect the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The primary components of the temporary differences that gave rise to the Company’s deferred tax assets and liabilities as at June 30, and their classification, were as follows:

	2012	2011
Total deferred tax assets

Net operating loss carryforwards	$11,869	$10,696
Provisions and accruals	2,450	2,715
FTS patent	1,436	1,831
Intangible assets	18,290	22,338
Foreign tax credits	19,089	22,566
Other	5,006	4,785
Total deferred tax assets before valuation allowance	58,140	64,931
Valuation allowances	(47,496)	(45,866)
Total deferred tax assets, net of valuation allowance	10,644	19,065

Total deferred tax liabilities:

Intangible assets	22,215	29,307
STC liability, net of STC credits	-	24,380
Other	3,826	2,281
Total deferred tax liabilities	26,041	55,968

Reported as
Current deferred tax assets	5,591	15,882
Long term deferred tax liabilities	20,988	52,785
Net deferred income tax liabilities	$15,397	$36,903

               Decrease in total deferred tax assets

                    Net operating loss carryforwards

          Included in total deferred tax assets – net operating loss carryforwards are net operating losses generated by MediKredit of $3.5 million. MediKredit net operating losses increased by $0.1 million during the year ended June 30, 2012, and a valuation allowance has been created against this amount. Net operating loss carryforwards also includes $6.7 million related to Net1 UTA. A valuation allowance has been created for the full amount of the Net1 UTA net operating losses.

                    Intangible assets

          Included in total deferred tax assets – intangible assets as of June 30, 2012, is an intangible asset related to license rights in Net1 UTA. These license rights are termed software for Austrian tax purposes and were valued for Austrian tax purposes based on previous license payments at €50.76 million in June 2006. The Company expects to amortize the license rights in its tax returns over a period of 15 years. Any unused amounts are not carried forward to the subsequent year of assessment. During the years ended June 30, 2012 and 2011, Net1 UTA utilized approximately $0.04 million and $0.2 million, respectively, of these license rights against its taxable income and in 2011 expensed $1.2 million unutilized deferred tax asset. In addition, during the year ended June 30, 2011, the Company provided in full for this deferred tax asset and recognized an additional valuation allowance of $2.7 million. As of June 30, 2012, the gross carrying value of this deferred tax asset is approximately $9.6 million and there is a full valuation allowance.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      INCOME TAXES (continued)

          Deferred tax assets and liabilities (continued)

               Decrease in total deferred tax assets (continued)

                    Intangible assets (continued)

          Net1 Applied Technologies Austria GmbH (“Net1Austria”) generated tax deductible goodwill related to the acquisition of Net1 UTA in August 2008 and under Austrian tax law Net1Austria can deduct up to 50% of the goodwill recognized, as defined under Austrian tax law, over a period of 15 years. Unused amounts are carried forward to subsequent years of assessment and are included in net operating loss carryforwards. During the year ended June 30, 2011, the Company provided in full for the deferred tax asset and recognized an additional valuation allowance of approximately $1.7 million. As of June 30, 2012, the gross value of this goodwill deferred tax asset was approximately $8.4 million and there is a full valuation allowance. The Company did not utilize the goodwill deferred tax asset during the years ended June 30, 2012 and 2011, respectively.

               Decrease in total deferred tax liabilities

                    Intangible assets

          Deferred tax liabilities – intangible assets have decreased during the year ended June 30, 2012, primarily as a result of the amortization of the underlying KSNET intangible assets during the year.

                    STC liability, net of STC credits

          Deferred tax liabilities – STC liability, net of STC credits have decreased during the year ended June 30, 2012, primarily as a result of the change in South African tax law to replace STC with a dividend withholdings tax.

               Valuation allowance

          At June 30, 2012, the Company had deferred tax assets of $10.6 million (2011: $19.1 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

          At June 30, 2012, the Company had a valuation allowance of $47.5 million (2011: $45.9 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at June 30, 2012 and 2011, relate primarily to intangible assets including tax deductible goodwill (2012: $18.0 million, 2011: $22.1 million); foreign tax credits (2012: $19.1 million, 2011: $14.3 million); net operating loss carryforwards (2012: $9.6 million, 2011: $8.1 million) and the FTS patent (2012: $0.7 million, 2011: $1.1 million).

               Net operating loss carryforwards and foreign tax credits

                    United States

          As of June 30, 2012, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	US net
operating loss
carry
forwards
2024	$4,072

          During the years ended June 30, 2012 and 2011, Net1 generated additional foreign tax credits related to the cash dividends received. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2012 (June 30, 2011: 8.2 million). The unused foreign tax credits generated expire after ten years in 2022, 2021, 2020 and 2019.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      INCOME TAXES (continued)

          Deferred tax assets and liabilities (continued)

               Net operating loss carryforwards and foreign tax credits (continued)

                    South Africa and Austria

          Net operating losses incurred in South Africa generally expire if a company does not trade during the year. In South Africa, the subsidiary companies that incurred the losses are currently trading and will continue to trade for the foreseeable future. Net operating losses incurred in Austria generally do not expire.

          Uncertain tax positions

          As of June 30, 2012 and 2011, respectively the Company has unrecognized tax benefits of $1.3 million and $2.7 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of June 30, 2012, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2008. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2012, 2011 and 2010:

	2012	2011	2010
Unrecognized tax benefits - opening balance	$2,664	$1,460	$1,060
Gross decreases - tax positions in prior periods	(1,159)	-
Gross increases - tax positions in current period	97	1,233	368
Lapse of statute limitations	-	-	-
Foreign currency adjustment	(288)	(29)	32
Unrecognized tax benefits - closing balance	$1,314	$2,664	$1,460

          As of June 30, 2012 and 2011, the Company had accrued interest related to uncertain tax positions of approximately $0.03 million and $0.2 million, respectively, on its balance sheet.

20.      EARNINGS PER SHARE

          Basic earnings per share include restricted stock awards that meet the definition of a “participating security”. Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2012, 2011 and 2010, reflects only undistributed earnings.

          Diluted earnings per share has been calculated to give effect to the number of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock awards granted to employees in August 2007, October 2010, November 2010 and February 2012 as these restricted stock awards are considered contingently issuable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the awards had been satisfied. The vesting conditions are discussed in Note 17.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.      EARNINGS PER SHARE (continued)

          The following tables detail the weighted average number of outstanding shares used for the calculation of earnings per share as of June 30, 2012, 2011 and 2010:

	2012	2011	2010
	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock– basic	45,187	45,175	46,245
Weighted average effect of dilutive securities: equity instruments	59	56	190
Weighted average number of outstanding shares of common stock – diluted	45,246	45,231	46,435

          Options to purchase 10,589,863 shares of the Company’s common stock at prices ranging from $7.98 to $24.46 per share were outstanding during the year ended June 30, 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through on October 28 2014 and includes the 8,955,000 equity instrument issued pursuant to BBBEE transaction, were still outstanding as of June 30, 2012.

21.      SUPPLEMENTAL CASH FLOW INFORMATION

          Supplemental cash flow information:

          The following table presents the supplemental cash flow disclosures for the years ended June 30, 2012, 2011 and 2010:

	2012	2011	2010
Cash received from interest	$9,180	$8,764	$10,294
Cash paid for interest	$9,773	$5,660	$747
Cash paid for income taxes	$30,704	$48,630	$54,143

          Financing activities

          Treasury shares, at cost acquired on June 30, 2009, for approximately $1.3 million were paid for on July 1, 2009 and are included in the Company’s consolidated cash flow statement for the year ended June 30, 2010.

22.      OPERATING SEGMENTS

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

          The Company has reallocated its EP Kiosk business unit to the South African transaction-based activities segment from the hardware, software and related technology segment, as the unit is no longer in pilot phase and now forms part of EasyPay. Following XeoHealth’s first contract signing, the Company has allocated its revenue and costs to the international transaction-based activities segment, which were previously included in the South African transaction-based activities segment. Revenue and administration costs related to the Company’s comprehensive financial services offerings are all included in the financial services segment. The effect of these reallocations has not significantly impacted the Company’s reported results. Re-casted amounts for the year ended June 30, 2011, also include the effects of reallocating the Company’s initiatives in Iraq, Nigeria and Net1 VCC.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      OPERATING SEGMENTS (continued)

          The impact of these reallocations on the Company’s revenue, operating income (loss) and net income (loss) is presented in the table below:

	Year ended June 30, 2011
		As
		previously
	Re-casted	reported	Difference

Revenues to external customers
SA transaction-based activities	$189,206	$188,590	$616
International transaction-based activities	70,382	69,947	435
Smart card accounts	33,315	33,315	-
Financial services	7,350	7,313	37
Hardware, software and related technology sales	43,167	44,255	(1,088)
Total	343,420	343,420	-
Operating income (loss)
SA transaction-based activities	75,668	74,642	1,026
International transaction-based activities	(220)	1,707	(1,927)
Smart card accounts	15,140	15,140	-
Financial services	4,999	5,658	(659)
Hardware, software and related technology sales	(48,372)	(49,930)	1,558
Corporate/Eliminations	(9,787)	(9,789)	2
Total	37,428	37,428	-
Net income (loss)
SA transaction-based activities	54,009	52,613	1,396
International transaction-based activities	652	2,700	(2,048)
Smart card accounts	10,904	10,904	-
Financial services	3,587	4,061	(474)
Hardware, software and related technology sales	(45,191)	(46,316)	1,125
Corporate/Eliminations	(21,314)	(21,315)	1
Total	$2,647	$2,647	$-

          There were no reallocations between the Company’s June 30, 2012 and 2010, operating segments.

          The Company currently has five reportable segments: South African transaction-based activities, international transaction-based activities, smart card accounts, financial services and hardware, software and related technology sales. Each segment, other than international transaction-based activities and the hardware, software and related technology sales segments, operates mainly within South Africa. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

          The South African transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of beneficiaries paid as well as from merchants and card holders using the Company’s merchant acquiring system. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. In addition, the operating segment includes sales of prepaid products (electricity and airtime). The Company earns a commission for prepaid electricity sales and revenue from the sale of airtime vouchers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2012, there was one such customer, providing 41% of total revenue (2011: one such customer, providing 47% of total revenue; 2010: one such customer, providing 66% of total revenue).

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      OPERATING SEGMENTS (continued)

          The international transaction-based activities segment currently consists mainly of KSNET which generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in Korea. The segment also generates transaction fee revenue from transaction processing of UEPS-enabled smartcards through NUETS initiative in Iraq and transaction processing of medical-related claims. The Company allocated its international transaction-based activities to this segment effective July 1, 2010, and the Company’s reported results for the year ended June 30, 2011, include all legacy international transaction-processing activities from July 1, 2010 and include KSNET from November 1, 2010. Segment results for the year ended June 30, 2010, have not been re-casted due to the insignificance of the transaction processing activities of Net1 Virtual Card, and NUETS transaction processing activities in Iraq.

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

          Corporate/eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions. The profit related to the liquidation of SmartSwitch Nigeria discussed in Note 16 has been allocated to corporate/eliminations.

          The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	June 30,
	2012	2011	2010

Revenues to external customers
South African transaction-based activities	$201,207	$189,206	$191,362
International transaction-based activities	118,281	70,382	-
Smart card accounts	31,263	33,315	31,971
Financial services	8,121	7,350	4,023
Hardware, software and related technology sales	31,392	43,167	53,008
Total	390,264	343,420	280,364
Inter-company revenues
South African transaction-based activities	5,452	4,015	3,837
International transaction-based activities	-	-	-
Smart card accounts	1,065	-	-
Financial services	-	-	-
Hardware, software and related technology sales	1,784	2,281	1,892
Total	$8,301	$6,296	$5,729

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      OPERATING SEGMENTS (continued)

	June 30,
	2012	2011	2010

Operating income
South African transaction-based activities	$49,824	$75,668	$106,036
International transaction-based activities	1,257	(220)	-
Smart card accounts	12,820	15,140	14,532
Financial services	4,636	4,999	2,881
Hardware, software and related technology sales	3,619	(48,372)	(42,524)
Corporate/ Eliminations	(11,006)	(9,787)	(11,114)
Total	61,150	37,428	69,811
Interest earned
South African transaction-based activities	-	-	-
International transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	8,576	7,654	10,116
Total	8,576	7,654	10,116
Interest expense
South African transaction-based activities	463	652	981
International transaction-based activities	44	526	-
Smart card accounts	-	-	-
Financial services	2	15	1
Hardware, software and related technology sales	109	59	5
Corporate/ Eliminations	8,727	7,420	60
Total	9,345	8,672	1,047
Depreciation and amortization
South African transaction-based activities	9,370	8,997	6,714
International transaction-based activities	26,206	16,584	-
Smart card accounts	-	-	-
Financial services	345	539	510
Hardware, software and related technology sales	624	7,846	10,978
Corporate/ Eliminations	(46)	705	1,146
Total	36,499	34,671	19,348
Income taxation expense
South African transaction-based activities	13,948	21,003	29,713
International transaction-based activities	(449)	(1,003)	-
Smart card accounts	3,590	4,238	4,068
Financial services	1,286	1,394	806
Hardware, software and related technology sales	894	(3,111)	684
Corporate/ Eliminations	(3,333)	11,004	5,551
Total	15,936	33,525	40,822
Net income attributable to Net1
South African transaction-based activities	35,414	54,009	75,536
International transaction-based activities	2,190	652	-
Smart card accounts	9,230	10,904	10,465
Financial services	3,309	3,587	2,073
Hardware, software and related technology sales	2,616	(45,191)	(43,405)
Corporate/ Eliminations	(8,108)	(21,314)	(5,679)
Total	$44,651	$2,647	$38,990

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      OPERATING SEGMENTS (continued)

	June 30,
	2012	2011	2010

Expenditures for long-lived assets
South African transaction-based activities	$23,408	$2,423	$2,177
International transaction-based activities	14,978	12,113	-
Smart card accounts	-	-	-
Financial services	620	400	302
Hardware, software and related technology sales	161	117	251
Corporate/ Eliminations	-	-	-
Total	$39,167	$15,053	$2,730

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

          It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

          Geographic Information

          Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2012	2011	2010

South Africa	$272,063	$264,485	$267,478
Korea	114,096	68,392	-
Europe	2,413	10,465	12,301
Rest of world	1,692	78	585
Total	$390,264	$343,420	$280,364

23.      COMMITMENTS AND CONTINGENCIES

          Operating lease commitments

          The Company leases certain premises. At June 30, 2012, the future minimum payments under operating leases consist of:

Due within 1 year	$3,785
Due within 2 years	2,878
Due within 3 years	1,779
Due within 4 years	1,504
Due within 5 years	$265

          Operating lease payments related to the premises and equipment were $7.5 million, $7.0 million and $5.2 million, respectively, for the years ended June 2012, 2011 and 2010, respectively.

          Capital commitments

          As of June 30, 2012 and 2011, the Company had outstanding capital commitments of approximately $5.0 million and $0.4 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2012, 2011 and 2010
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.      COMMITMENTS AND CONTINGENCIES (continued)

          Purchase obligations

          As of June 30, 2012 and 2011, the Company had purchase obligations totaling $5.0 million and $1.9 million, respectively.

          Contingencies

          The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

          Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations and cash flows.

24.      RELATED PARTY TRANSACTIONS

          During the year end June 30, 2010, the Company engaged the services of PBel (Pty) Ltd (“PBel”) to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed is the Company’s property. PBel is jointly owned by Dr. Belamant and his son. The PBel transaction was approved by the Company’s Audit Committee and thus Dr. Belamant did not participate in the Board’s decision to engage PBel. During the year ended June 30, 2012 and 2011, the Company recognized expenses related to PBel of approximately $0.8 million and $0.9 million, respectively, for software development services. As of each of June 30, 2012 and 2011, respectively, the Company’s accounts payable included $0.08 million due to PBel.

25.      UNAUDITED QUARTERLY RESULTS

          The following tables contain selected unaudited consolidated statements of income (loss) for each quarter of fiscal 2012 and 2011:

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2012	2012	2011	2011	YTD
	(In thousands except per share data)

Revenue	$107,616	$90,664	$92,058	$99,926	$390,264
Operating (loss) income	(2,402)	12,478	20,228	30,846	61,150
Net (loss) income attributable to Net1	$(7,977)	$7,766	$25,094	$19,768	$44,651
Earnings per share
Basic (loss) earnings per share, in $	(0.17)	0.17	0.56	0.44	0.99
Diluted (loss) earnings per share, in $	(0.17)	0.17	0.56	0.44	0.99

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2011	2011	2010	2010	YTD
	(In thousands except per share data)

Revenue	$97,368	$92,758	$89,011	$64,283	$343,420
Operating income (loss)	26,593	(22,125)	21,974	10,986	37,428
Net income (loss) attributable to Net1	$6,832	$(21,562)	$9,948	$7,429	$2,647
Earnings (Loss) per share
Basic earnings (loss) per share, in $	0.15	(0.47)	0.22	0.16	0.06
Diluted earnings (loss) per share, in $	0.15	(0.47)	0.22	0.16	0.06

*********************