Form 10-Q
period 2012-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2012-11-08
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
YES [   ]     NO [X ]

As of November 8, 2012 (the latest practicable date), 45,600,471 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2012	2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,544	$39,123
Pre-funded social welfare grants receivable (Note 3)	8,971	9,684
Accounts receivable, net of allowances of – September: $955; June: $788	99,703	101,918
Finance loans receivable	6,787	8,141
Deferred expenditure on smart cards	4,604	4,587
Inventory (Note 4)	7,129	6,192
Deferred income taxes	6,223	5,591
Total current assets before settlement assets	190,961	175,236
Settlement assets (Note 5)	347,672	409,166
Total current assets	538,633	584,402
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $80,058; June: $74,242	54,475	52,616
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	1,571	1,508
GOODWILL (Note 7)	187,570	182,737
INTANGIBLE ASSETS, net (Note 7)	93,327	93,930
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 8)	40,570	40,700
TOTAL ASSETS	916,146	955,893
LIABILITIES
CURRENT LIABILITIES
Accounts payable	14,722	13,172
Other payables	40,209	42,157
Current portion of long-term borrowings (Note 10)	14,438	14,019
Income taxes payable	11,542	6,019
Total current liabilities before settlement obligations	80,911	75,367
Settlement obligations (Note 5)	347,672	409,166
Total current liabilities	428,583	484,533
DEFERRED INCOME TAXES	21,065	20,988
LONG-TERM BORROWINGS (Note 10)	82,145	79,760
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	25,998	25,791
TOTAL LIABILITIES	557,791	611,072
COMMITMENTS AND CONTINGENCIES
EQUITY
NET1 EQUITY:
COMMON STOCK
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 45,600,471; June: 45,548,902	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	155,895	153,360
TREASURY SHARES, AT COST: September: 13,455,090; June: 13,455,090	(175,823)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(71,467)	(75,722)
RETAINED EARNINGS	446,385	439,641
TOTAL NET1 EQUITY	355,049	341,515
NON-CONTROLLING INTEREST	3,306	3,306
TOTAL EQUITY	358,355	344,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$916,146	$955,893

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2012	2011
	(In thousands, except per share data)

REVENUE	$111,682	$99,926

EXPENSE

Cost of goods sold, IT processing, servicing and support	45,101	32,944

Selling, general and administration	47,252	27,057

Depreciation and amortization	10,004	9,079

OPERATING INCOME	9,325	30,846

INTEREST INCOME	3,091	1,997

INTEREST EXPENSE	2,071	2,616

INCOME BEFORE INCOME TAXES	10,345	30,227

INCOME TAX EXPENSE (note 16)	3,729	10,552

NET INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	6,616	19,675

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS (note 6)	128	85

NET INCOME	6,744	19,760

LESS (ADD) NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(8)

NET INCOME ATTRIBUTABLE TO NET1	$6,744	$19,768

Net income per share, in United States dollars (note 13)
Basic earnings attributable to Net1 shareholders	$0.15	$0.44
Diluted earnings attributable to Net1 shareholders	$0.15	$0.44

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2012	2011
	(In thousands)

Net income	$6,744	$19,760

Movement in foreign currency translation reserve	4,255	(37,605)
Total other comprehensive income (loss), net of taxes	4,255	(37,605)

Comprehensive income (loss)	10,999	(17,845)
Less: (Less) Add comprehensive (gain) loss attributable to non-controlling interest	-	135

Comprehensive income (loss) attributable to Net1	$10,999	$(17,710)

Certain amounts for the three months ended September 30, 2011, have been reclassified to reflect the appropriate attribution of net income and other movements between Net1 and its non-controlling interest.

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
			Number of				Accumulated
					Additional		other	Total	Non-
	Number of		Treasury	Treasury	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2012	59,003,992	$59	(13,455,090)	$(175,823)	$153,360	$439,641	$(75,722)	$341,515	$3,306	$344,821

Restricted stock granted	21,569	-			-			-		-

Exercise of options by holders	30,000	-			240			240		240

Stock-based compensation charge					1,116			1,116		1,116

Utilization of APIC pool related to vested restricted stock					(5)			(5)		(5)

Pbel acquisition (Note 2)					1,184			1,184		1,184

Comprehensive income (loss), net of taxes:

Net income						6,744		6,744	-	6,744
Other comprehensive loss:
Movement in foreign currency translation reserve							4,255	4,255		4,255

Balance – September 30, 2012	59,055,561	$59	(13,455,090)	$(175,823)	$155,895	$446,385	$(71,467)	$355,049	$3,306	$358,355

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$6,744	$19,760
Depreciation and amortization	10,004	9,079
Loss from equity-accounted investments	(128)	(85)
Fair value adjustments	(293)	(221)
Interest payable	1,192	1,662
Profit on disposal of property, plant and equipment	-	(8)
Profit on liquidation of SmartSwitch Nigeria	-	(3,994)
Realized loss on sale of investments related to insurance business	-	25
Stock-based compensation charge	1,116	496
Facility fee amortized	88	116
Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	5,892	3,248
(Increase) Decrease in deferred expenditure on smart cards	(33)	44
Increase in inventory	(926)	(319)
(Decrease ) Increase in accounts payable and other payables	(1,349)	331
Increase (Decrease) in taxes payable	5,438	(3,607)
(Decrease) Increase in deferred taxes	(2,016)	692
Net cash provided by operating activities	25,729	27,219

Cash flows from investing activities
Capital expenditures	(6,453)	(4,466)
Proceeds from disposal of property, plant and equipment	105	94
Acquisition of Pbel, net of cash acquired	(1,913)	-
Acquisition of Smart Life, net of cash acquired	-	(1,673)
Repayment of loan by equity-accounted investment	3	33
Purchase of investments related to insurance business	-	(2,320)
Proceeds from maturity of investments related to insurance business	545	2,321
Net change in settlement assets	60,779	3,447
Net cash provided by (used in) investing activities	53,066	(2,564)

Cash flows from financing activities
Proceeds from issue of common stock	240	-
Acquisition of treasury stock	-	(1,129)
Net change in settlement obligations	(60,779)	(3,447)

Net cash used in financing activities	(60,539)	(4,576)

Effect of exchange rate changes on cash	165	(13,360)

Net increase in cash and cash equivalents	18,421	6,719

Cash and cash equivalents – beginning of period	39,123	95,264

Cash and cash equivalents – end of period	$57,544	$101,983

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three Months Ended September 30, 2012 and 2011
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

         Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2012 and 2011, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

          References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          Recent accounting pronouncements adopted

          In September 2011, the Financial Accounting Standards Board issued guidance regarding Testing Goodwill for Impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted this guidance beginning July 1, 2012. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

          Recent accounting pronouncements not yet adopted as of September 30, 2012

          There were no new accounting pronouncements not yet adopted by the Company during the three months ended September 30, 2012.

2.      Acquisitions

          Pbel Proprietary Limited (“Pbel”)

          On September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in Pbel, a South African private company, for ZAR 33 million (approximately $3.8 million). ZAR 23 million of the purchase price was paid in cash and the remaining ZAR 10 million will be paid in 142,236 shares of the Company’s common stock, subject to the achievement of predefined Pbel financial performance milestones over the next three years. The Company is entitled to vote 100% of the outstanding and issued shares of Pbel. The 142,236 shares are divided into three equal tranches of 47,412 shares and the sellers will be entitled to receive the shares for each tranche only if the milestones for that particular tranche are achieved. However, the sellers will be entitled to receive all 142,236 shares if the cumulative predefined Pbel projected profit over the next three years is achieved or if the Company decides to abandon its Mobile Virtual Card initiative.

          The Company had historically engaged the services of Pbel to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed was the Company’s property. Prior to the acquisition, Pbel was jointly owned by the Company’s chief executive officer, Dr. Serge Belamant and his son, Mr. Philip Marc Belamant. Dr. Belamant is a non-employee director of Pbel and Mr. Philip Marc Belamant is its chief executive officer. Prior to the acquisition, Mr. Philip Marc Belamant was not employed by the Company.

          The Company believes that the acquisition of Pbel is important in the execution of its strategy to commercialize and develop its world-wide virtual card patents and to supply secure, leading edge technological solutions to the global payments market with particular focus on mobile-based payment solutions. Mr. Philip Marc Belamant, in his new position as Managing Director of Mobile Solutions, will oversee the Company’s Mobile Virtual Card, Kiosk, Web and WAP application research and development activities as well as related global business development initiatives.

          The preliminary purchase price allocation, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Cash and cash equivalents	$731
Accounts receivable, net	152
Other current assets	10
Property, plant and equipment, net	92
Intangible assets (Note 7)	1,785
Goodwill (Note 7)	1,691
Other payables	(41)
Income taxes payable	(91)
Deferred tax liabilities	(500)
Total purchase price	$3,829

          The preliminary purchase price allocation is based on management estimates as of September 30, 2012, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2013.

          Pro forma results of operations have not been presented because the effect of the Pbel acquisition, individually and in the aggregate, was not material to the Company’s results of operations. During the three months ended September 30, 2012, the Company incurred acquisition-related expenditure of $0.05 million. Since the closing of the acquisition, Pbel has contributed revenue and incurred a net loss, after acquired intangible asset amortization, net of taxation, of $0.1 million and 0.02 million, respectively.

3.      Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2012 payment service commenced on October 1, 2012, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of September 2012.

4.      Inventory

          The Company’s inventory comprised the following categories as of September 30, 2012 and June 30, 2012.

	September 30,	June 30,
	2012	2012
Raw materials	$30	$30
Finished goods	7,099	6,162
	$7,129	$6,192

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

         As of September 30, 2012

         None.

          As of June 30, 2012

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

          The fair value of these securities as of September 30, 2012, represented approximately 1% of the Company’s total assets, including these securities.

6.      Fair value of financial instruments and equity-accounted investments (continued)

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$2,111	$-	$-	$2,111
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,648	8,648
Other	-	880	-	880
Total assets at fair value	$2,111	$880	$8,648	$11,639

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, according to the fair value hierarchy:

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

          Equity-accounted investments

          During the three months ended September 30, 2012, SmartSwitch Namibia repaid its final installment related to its outstanding loans and interest. The repayments received have been allocated to the equity-accounted investments presented in the Company’s condensed consolidated balance sheet. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in the Company’s condensed consolidated statement of cash flows for the three months ended September 30, 2012.

6.      Fair value of financial instruments and equity-accounted investments (continued)

          Equity-accounted investments (continued)

          Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2012 and September 30, 2012:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2012	$3,518	$1,419	$(3,411)	$(18)	$1,508
Loan repaid	-	(3)	-	-	(3)
Interest repaid	-	-	-	(53)	(53)
Earnings from equity-accounted investments	-	-	123	5	128
SmartSwitch Namibia(1)	-	-	83	5	88
SmartSwitch Botswana(1)	-	-	40	-	40
Foreign currency adjustment(2)	(14)	1	3	1	(9)
Balance as of September 30, 2012	$3,504	$1,417	$(3,285)	$(65)	$1,571

          (1) – includes the recognition of realized net income.
          (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

          There were no significant sales to these investees that require elimination during the three months ended September 30, 2012 and 2011.

7.      Goodwill and intangible assets

          Goodwill

          Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2012:

Carrying
value

Balance as of June 30, 2012	$182,737
Acquisition of Pbel (Note 2)	1,691
Foreign currency adjustment (1)	3,142
Balance as of September 30, 2012	$187,570

           (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

          Goodwill associated with the acquisition of Pbel represents the excess of cost over the fair value of acquired net assets. The Pbel goodwill is not deductible for tax purposes. See Note 2 for the allocation of the purchase price to the fair value of acquired net assets. Pbel has been allocated to our South African transaction-based activities operating segment.

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September	June 30,
	30, 2012	2012

SA transaction-based activities	$36,286	$34,692
International transaction-based activities	115,142	111,798
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	36,142	36,247
Total	$187,570	$182,737

7.      Goodwill and intangible assets (continued)

          Intangible assets

               Carrying value and amortization of intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2012 and June 30, 2012:

	As of September 30, 2012			As of June 30, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$94,915	$(25,178)	$69,737	$91,692	$(22,617)	$69,075
Software and unpatented technology(1)	37,427	(18,445)	18,982	36,082	(15,968)	20,114
FTS patent	4,607	(4,607)	-	4,623	(4,623)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,222	(2,675)	4,547	7,125	(2,507)	4,618
Customer database	731	(670)	61	734	(611)	123
Total finite-lived intangible assets	$149,408	$(56,081)	$93,327	$144,762	$(50,832)	$93,930

          (1) Includes the customer relationships and software and unpatented technology acquired as part of the Pbel acquisition in September 2012.

          Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2012, was approximately $4.7 million (three months ended September 30, 2011, was approximately $4.8, respectively).

          Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on September 30, 2012, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2013	$17,815
2014	15,644
2015	15,583
2016	11,141
2017	8,733
Thereafter	$29,128

8.      Reinsurance assets and policy holder liabilities under insurance and investment contracts

          Reinsurance assets and policy holder liabilities under insurance contracts

          Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the three months ended September 30, 2012:

	September 30, 2012
	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2012	$23,595	$(23,701)
Foreign currency adjustment (3)	(83)	83
Balance as of September 30, 2012	$23,512	$(23,618)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

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

          Assets and policy holder liabilities under investment contracts

          Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three months ended September 30, 2012:

	September 30, 2012
		Investment
	Assets (1)	contracts (2)
Balances as of June 30, 2012	$1,109	$(1,109)
Foreign currency adjustment (3)	(4)	4
Balance as of September 30, 2012	$1,105	$(1,105)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

          The Company does not offer any investment products with guarantees related to capital or returns.

9.      Short-term credit facility

          The Company has a ZAR 250 million ($30.1 million, translated at exchange rates applicable as of September 30, 2012) short-term South African credit facility. As of September 30, 2012, the overdraft rate on this facility was 7.85% . The Company has ceded its investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary, as security for the facility. As of September 30, 2012, and June 30, 2012, the Company had utilized none of its South African short-term facility.

          Management believes that this facility is sufficient in order to meet the Company’s future obligations as they arise.

10.     Long-term borrowings

          The Company’s KRW 108.7 billion ($96.6 million, translated at exchange rates applicable as of September 30, 2012) Korean senior secured loan facility is described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2012. The current carrying value as of September 30, 2012, is $96.6 million. As of September 30, 2012, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on September 30, 2012, was 7.64% . Interest expense during the three months ended September 30, 2012 and 2011, respectively, was $1.87 million and $2.4 million.

          The third and fourth scheduled principal repayments are $7.2 million each, translated at exchange rates applicable as of September 30, 2012, and have been classified as current in the Company’s condensed consolidated balance sheet. The third repayment was paid on October 29, 2012 and the fourth repayment is due on April 29, 2013.

11.     Capital structure

          Common stock repurchases

          The Company did not repurchase any of its shares during the three months ended September 30, 2012. The Company repurchased 180,656 shares during the three months ended September 30, 2011, for approximately $1.1 million.

12.     Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the three months ended September 30, 2012:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
		average	Contractual	Intrinsic	Date Fair
	Number of	exercise	Term	Value	Value
	shares	price	(in years)	($’000)	($’000)

Outstanding – June 30, 2012	2,247,583	$16.28	6.43	$602
Granted under Plan: August 2012	431,000	8.75	10.0	1,249	$2.90
Exercised	(30,000)	7.98		24
Outstanding – September 30, 2012	2,648,583	$15.15	6.74	$978

Outstanding – June 30, 2011	2,120,656	$18.44	6.82	$243
Granted under Plan: August 2011	165,000	6.59	10.0	297	$1.80
Outstanding – September 30, 2011	2,285,656	$17.58	6.80	$150

These options have an exercise price range of $6.59 to $24.46.

Exercisable	1,428,916	$18.93	5.3	$394

          During the three months ended September 30, 2012, 85,000 stock options became exercisable. Included in these 85,000 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The stock option vesting was accelerated in recognition of this director’s long service and valued contributions. No stock options became exercisable during the three months ended September 30, 2011. During the three months ended September 30, 2012, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the three months ended September 30, 2011. The Company issues new shares to satisfy stock option exercises.

               Restricted stock

          The following table summarizes restricted stock activity for the three months ended September 30, 2012 and 2011:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2012	646,617
Granted – August 2012	21,569	$189
Vested – August 2012	(19,715)
Non-vested - September 2012	648,471

Non-vested – June 30, 2011	103,672
Granted – August 2011	30,155	$199
Vested – August 2011	(6,157)
Non-vested - September 2011	127,670

12.     Stock-based compensation (continued)

          Stock option and restricted stock activity (continued)

               Restricted stock (continued)

          The fair value of restricted stock vesting during the three months ended September 30, 2012 and 2011, respectively, was $0.2 million and $0.04 million. Included in the 19,715 shares of restricted stock that vested during the three months ended September 30, 2012, are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The restricted stock vesting was accelerated in recognition of this director’s long service and valued contributions.

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $1.1 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2012
Stock-based compensation charge	$1,116	$-	$1,116
Total – three months ended September 30, 2012	$1,116	$-	$1,116

Three months ended September 30, 2011
Stock-based compensation charge	$496	$-	$496
Total – three months ended September 30, 2011	$496	$-	$496

          The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of September 30, 2012, the total unrecognized compensation cost related to stock options was approximately $1.9 million, which the Company expects to recognize over approximately three years. As of September 30, 2012, the total unrecognized compensation cost related to restricted stock awards was approximately $5.4 million, which the Company expects to recognize over approximately three years.

          As of September 30, 2012, the Company has recorded a deferred tax asset of approximately $1.1 million related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13.     Earnings per share

          Basic earnings per share include restricted stock awards that meet the definition of a “participating security.” Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2012 and 2011, reflects only undistributed earnings.

          Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three months ended September 30, 2012 and 2011, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares. For the purposes of the diluted earnings per share calculation and as of September 30, 2012 and 2011, the vesting conditions in respect of a portion of the awards had not been satisfied.

          Options to purchase 10,990,863 shares of the Company’s common stock at prices ranging from $7.98 to $24.46 per share were outstanding during the three months ended September 30, 2012, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the period. The options, which expire at various dates through on August 22, 2022, and include the 8,955,000 equity instrument issued pursuant to BBBEE transaction, remained outstanding as of September 30, 2012.

13.     Earnings per share (continued)

          The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30,
	2012	2011
	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,515	45,056
Weighted average effect of dilutive securities: equity instruments	75	29
Weighted average number of outstanding shares of common stock – diluted	45,590	45,085

14.     Supplemental cash flow information

          The following table presents the supplemental cash flow disclosures for the three months ended September 30, 2012 and 2011:

	2012	2011
Cash received from interest	$3,125	$2,709
Cash paid for interest	$2,000	$3,128
Cash paid for income taxes	$342	$3,781

15.     Operating segments

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in note 22 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2012.

          The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2012	2011

Revenues from external customers
SA transaction-based activities	$61,364	$49,902
International transaction-based activities	31,649	30,255
Smart card accounts	8,364	8,252
Financial services	1,384	2,111
Hardware, software and related technology sales	8,921	9,406
Total	111,682	99,926
Inter-company revenues
SA transaction-based activities	3,983	1,113
International transaction-based activities	-	-
Smart card accounts	386	-
Financial services	-	-
Hardware, software and related technology sales	208	318
Total	4,577	1,431
Operating income (loss)
SA transaction-based activities	6,400	20,183
International transaction-based activities	(171)	684
Smart card accounts	2,385	3,750
Financial services	1,097	1,411
Hardware, software and related technology sales	1,984	1,937
Corporate/Eliminations	(2,370)	2,881
Total	$9,325	$30,846

15.     Operating segments (continued)

	Three months ended
	September 30,
	2012	2011

Interest earned
SA transaction-based activities	$-	$-
International transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	3,091	1,997
Total	3,091	1,997
Interest expense
SA transaction-based activities	143	76
International transaction-based activities	-	44
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	70	10
Corporate/Eliminations	1,858	2,486
Total	2,071	2,616
Depreciation and amortization
SA transaction-based activities	3,141	2,142
International transaction-based activities	6,679	6,649
Smart card accounts	-	-
Financial services	87	117
Hardware, software and related technology sales	97	171
Corporate/Eliminations	-	-
Total	10,004	9,079
Income taxation expense (benefit)
SA transaction-based activities	1,753	5,631
International transaction-based activities	(433)	335
Smart card accounts	668	1,051
Financial services	312	394
Hardware, software and related technology sales	438	440
Corporate/Eliminations	991	2,701
Total	3,729	10,552
Net income (loss)
SA transaction-based activities	4,504	14,477
International transaction-based activities	343	433
Smart card accounts	1,716	2,700
Financial services	801	1,016
Hardware, software and related technology sales	1,477	1,486
Corporate/Eliminations	(2,097)	(344)
Total	6,744	19,768
Expenditures for long-lived assets
SA transaction-based activities	3,594	588
International transaction-based activities	2,703	3,751
Smart card accounts	-	-
Financial services	145	73
Hardware, software and related technology sales	11	54
Corporate/Eliminations	-	-
Total	$6,453	$4,466

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

16.     Income tax

          Income tax in interim periods

          For the purposes of interim financial reporting, the Company determines the appropriate income tax provision by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income. This amount is then adjusted for the tax effect of significant unusual or extraordinary items, for instance, changes in tax law, valuation allowances and non-deductible transaction-related expenses that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate, if and when applicable, on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

          For the three months ended September 30, 2012, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended September 30, 2012, was 36.0%, as a result of an increase in non-deductible expenses, including the transaction-related expenditures, interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges. The Company’s effective tax rate for the three months ended September 30, 2011, was 34.9%, as a result of the non-taxable profit on liquidation of SmartSwitch Nigeria and fewer non-deductible expenses, including interest expense related to the Company’s long-term Korean borrowings.

          Uncertain tax positions

          The Company increased its unrecognized tax benefits by $1.1 million during the three months ended September 30, 2012. As of September 30, 2012, the Company had accrued interest related to uncertain tax positions of approximately $0.02 million on its balance sheet.

          The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of September 30, 2012, the Company is no longer subject to income tax examination by the South African Revenue Service for years before September 30, 2009. In 2011, the Korea National Tax Service had effectively completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, cash flows, or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2012, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

          Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2012 and Item 1A—“Risk Factors” and elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

          South Africa

          SASSA

          We commenced the second phase of the enrollment process in early July 2012 and plan to be substantially complete by March 2013, in accordance with the enrollment plan agreed with SASSA. Under our agreement with SASSA, we have to enroll both the grant recipients (those individuals who receive the actual payment and are issued with our UEPS/EMV smart card), as well as the grant beneficiaries (those individuals who have qualified for the social grant, but are not necessarily the recipient of the grant). By way of example, a parent who has three children and receives a grant for all three children is the grant recipient, while the three children are each classified individually as grant beneficiaries. In this case, we capture the personal and biometric information of the parent and three children, but only the parent is issued with an UEPS/EMV smart card. While the number of grant recipients on a national basis has consistently been quantified by SASSA at 9.4 million individuals, the number of beneficiaries is continually being revised by SASSA on an ongoing basis from an initial estimate of approximately 15.5 million, to the current estimate of approximately 21.6 million. As of September 30, 2012, we had enrolled approximately 1.7 million grant recipients and 1.3 million beneficiaries associated with these recipients in accordance with our second phase enrollment schedule, and issued them our UEPS/EMV smart card. In order to complete the second phase of the implementation on time, and given the significantly higher number of beneficiaries, we increased the number of temporary employees from 2,500 to 5,500. The total number of temporary employees we have hired is significantly more than the 2,500 we previously expected as the actual number of individuals (grant recipients plus grant beneficiaries) that SASSA has asked us to enroll has increased substantially and is currently estimated at 21.6 million, which is approximately 40% higher than the number originally anticipated. Once we have completed the enrollment process, we expect to retain between 1,200 and 1,500 of these temporary employees on a permanent basis. We do not receive additional compensation for the enrollment of grant beneficiaries who are not otherwise grant recipients because the pricing under our SASSA contract is based on the number of grant recipients we pay, rather than the number of grant beneficiaries.

          See also “—Results of operations—Results of operations by operating segment—South African transaction-based activities—Key statistics related to our pension and welfare operations” which presents additional information related to our enrollment progress.

          During the first quarter of fiscal 2013 we incurred direct implementation expenses of approximately $14.1 million (ZAR 116.6 million) including staff, travel, premises hire for enrollment and stationery costs. We are unable to quantify the value of time spent by our executives and pension and welfare operations managers and staff that service the five provinces in which we operated under the previous contract and that have assisted in the implementation of the national award.

          In line with industry practice, we no longer amortize the cost of the smart cards over the contract period and expense the cost of the card when issued on enrollment. As a result of our decision to fully expense the UEPS/EMV smart cards when they are issued, we expensed $1.7 million (ZAR 14.0 million) related to the cost of the UEPS/EMV smart cards issued during the quarter, which is not included in the $14.1 million (ZAR 116.6 million) above. We also incurred approximately $3.3 million in capital expenditures, primarily to acquire payment vehicles. Since inception of the implementation we have incurred cumulative capital expenditures of $24.5 million. We anticipate cumulative capital expenditures related to the ramp of our national contract to be in the $35 million range. We have lowered our expected capital expenditure range related to the implementation of our SASSA contract given the decision to expense the cost of smart cards rather than capitalize those costs.

          See Part II, Item 1—“Legal Proceedings” for more information about legal proceedings associated with our SASSA contract.

          Acquisition of Pbel

          On September 14, 2012, we acquired Pbel, a South African private company, for ZAR 33 million (approximately $3.8 million). ZAR 23 million of the purchase price was paid in cash and the remaining ZAR 10 million will be paid in 142,236 shares of our common stock, subject to the achievement of predefined Pbel financial performance milestones over the next three years. We believe that the acquisition of Pbel is an important step in the execution of our strategy to commercialize and develop our world-wide virtual card patents and to supply secure, leading edge technological solutions to the global payments market, with particular focus on mobile-based payment solutions. Refer to Note 2 of our condensed consolidated financial statements for additional information related to this acquisition.

          Outside South Africa

               XeoHealth

          The commencement of the recovery audit contractor, or RAC, services and desk review recovery referrals identified through our XeoRules engine for Cognosante in North Dakota was delayed due to our customer requesting changes to the criteria which we deployed. We have incorporated these changes into our XeoRules engine and commenced the auditing process, which covers five years of data in early October 2012. We completed the audit in the last week of October 2012 and expect to recognize revenues related to these activities in the second quarter of fiscal 2013. We are currently unable to quantify the value of RAC service revenues to be recognized.

          XeoHealth has also been subcontracted by Cognosante to provide both the automated audit as well the analysis services as required by the RAC for the State of Missouri Medicaid. We have recently completed the business rules and audit findings and expect sign-off from Missouri which will enable us to commence performing services in the third quarter of fiscal 2013. Similar to North Dakota, XeoHealth will be compensated based on a percentage of the final recoveries identified by our XeoRules claims re-adjudicating service for the audit period of three years, as well as the desk review recovery referrals identified through our XeoRules engine.

               Mobile Virtual Card

          In order to increase our efforts on the commercialization of our Mobile Virtual Card initiative, we acquired Pbel during the first fiscal quarter of 2013, which will now coordinate, support and grow our MVC activities globally. We historically worked with Pbel on software development for our MVC and Kiosk activities and this acquisition significantly enhances our technical team with detailed product and market knowledge.

          We have also commenced software and system development to introduce VCPay along with our partners in India and Spain in calendar 2013.

               The African Continent and Iraq

          During fiscal 2013, NUETS recorded revenue from transaction fees under its contract with the government of Iraq.

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

          Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2012:

  Deferred taxation;
  Stock-based compensation and equity instrument issued pursuant to BBBEE transaction;
  Intangible assets acquired through acquisitions;
  Business combinations and the recoverability of goodwill;
  Accounts receivable and provision for doubtful debts; and
  Research and development.

          Recent accounting pronouncements adopted

          Refer to Note 1 of our condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our condensed consolidated financial statements.

          Recent accounting pronouncements not yet adopted as of September 30, 2012

          There were no new accounting pronouncements not yet adopted by us during the three months ended September 30, 2012.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2012	2011	2012
ZAR : $ average exchange rate	8.2644	7.1357	7.7920
Highest ZAR : $ rate during period	8.5470	8.4739	8.6987
Lowest ZAR : $ rate during period	8.0444	6.6096	6.6096
Rate at end of period	8.3172	7.9165	8.2881

KRW : $ average exchange rate	1,137	1,083	1,130
Highest KRW : $ rate during period	1,156	1,197	1,202
Lowest KRW : $ rate during period	1,080	1,029	1,029
Rate at end of period	1,125	1,178	1,159

ZAR: US $ Exchange Rates
9.00
8.50
8.00
7.50
7.00
6.50
6.00
ZAR:US $
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-29
Mar-31
Apr-30
May-31
Jun-30
F2013 ZAR
F2012 ZAR

KRW: US $ Exchange Rates
KRW:US $
1,300
1,250
1,200
1,150
1,100
1,050
1,000
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-28
Mar-31
Apr-30
May-31
Jun-30
F2012 KRW
F2011 KRW

          Translation exchange rates

          We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2012 and 2011, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2012	2011	2012
Income and expense items: $1 = ZAR .	8.2606	7.0939	7.7186
Income and expense items: $1 = KRW	1,140	1,086	1,104

Balance sheet items: $1 = ZAR	8.3172	7.9165	8.2881
Balance sheet items: $1 = KRW	1,125	1,178	1,159

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

          First quarter 2013, results include Pbel from September 1, 2012, and Eason for the entire period. First quarter 2012, results do not include Pbel or Eason.

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

          First quarter of fiscal 2013 compared to first quarter of fiscal 2012

          The following factors had an influence on our results of operations during the first quarter of fiscal 2013 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 16% against the ZAR during the first quarter of fiscal 2013 which negatively impacted our reported results;
  SASSA implementation costs: We continued implementing our SASSA contract during the first quarter of fiscal 2013 and incurred additional implementation and staff costs; and
  Profit on liquidation of SmartSwitch Nigeria: In fiscal 2012, we recorded a non-cash profit of $4.0 million on the liquidation of SmartSwitch Nigeria.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended September 30,
	2012	2011	$%
	$ ’000	$ ’000	change
Revenue	111,682	99,926	12%
Cost of goods sold, IT processing, servicing and support	45,101	32,944	37%
Selling, general and administration	47,252	27,057	75%
Depreciation and amortization	10,004	9,079	10%
Operating income	9,325	30,846	(70)%
Interest income	3,091	1,997	55%
Interest expense	2,071	2,616	(21)%
Income before income taxes	10,345	30,227	(66)%
Income tax expense	3,729	10,552	(65)%
Net income before earnings from equity-accounted investments	6,616	19,675	(66)%
Earnings from equity-accounted investments	128	85	51%
Net income	6,744	19,760	(66)%
Add net loss attributable to non-controlling interest	-	(8)	(100)%
Net income attributable to us	6,744	19,768	(66)%

	In South African Rand
Table 4	(US GAAP)
	Three months ended September 30,
	2012	2011	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	922,560	708,865	30%
Cost of goods sold, IT processing, servicing and support	372,561	233,702	59%
Selling, general and administration	390,330	191,940	103%
Depreciation and amortization	82,639	64,405	28%
Operating income	77,030	218,818	(65)%
Interest income	25,534	14,167	80%
Interest expense	17,108	18,558	(8)%
Income before income taxes	85,456	214,427	(60)%
Income tax expense	30,804	74,855	(59)%
Net income before earnings from equity-accounted investments	54,652	139,572	(61)%
Earnings from equity-accounted investments	1,057	603	75%
Net income	55,709	140,175	(60)%
Add net loss attributable to non-controlling interest	-	(57)	(100)%
Net income attributable to us	55,709	140,232	(60)%

          Analyzed in ZAR, the increase in revenue was primarily due to incremental revenue resulting from our new SASSA contract and a higher contribution from KSNET.

          Analyzed in ZAR, the increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses related to the implementation of our new SASSA contract.

          Our selling, general and administration expense increased primarily as a result of the SASSA contract implementation. Our selling, general and administration expense for the first quarter of fiscal 2012 includes a non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million.

          Our operating income margin for the first quarter of fiscal 2013 and 2012, was 8.3% and 30.9%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to implementation costs related to the SASSA contract.

          In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract and an increase in KSNET depreciation. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 5	September 30,
	2012	2011
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	4,689	4,814
South African transaction-based activities	1,449	1,406
International transaction-based activities	3,152	3,307
Hardware, software and related technology sales	88	101

	Three months ended
Table 6	September 30,
	2012	2011
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	38,732	34,150
South African transaction-based activities	11,978	9,973
International transaction-based activities	26,037	23,460
Hardware, software and related technology sales	717	717

          Interest on surplus cash increased to $3.1 million (ZAR 25.5 million) from $2.0 million (ZAR 14.2 million). The increase resulted primarily from higher average daily ZAR cash balances.

          In US dollars, interest expense decreased to $2.1 million (ZAR 17.1 million) from $2.6 million (ZAR 18.6 million) due to a lower average long-term debt balance.

          Total 2013 tax expense was $3.7 million (ZAR 30.8 million) compared to $10.6 million (ZAR 74.8 million) in 2012, and decreased due to lower profitability resulting directly from the SASSA implementation costs. Our effective tax rate increased to 36% from 34.9% . The increase in our effective tax rate in fiscal 2013 was primarily due higher non-deductible expenses, including stock-based compensation charges and acquisition-related expenses.

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income (loss) are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended September 30,
	2012	% of		2011	% of	%
Operating Segment	$ ’000	total		$ ’000	total	change
Consolidated revenue:
SA transaction-based activities	61,364	55%		49,902	50%	23%
International transaction-based activities	31,649	28%		30,255	30%	5%
Smart card accounts	8,364	7%		8,252	8%	1%
Financial services	1,384	1%		2,111	2%	(34%	)
Hardware, software and related technology sales	8,921	9%		9,406	10%	(5%	)
Total consolidated revenue	111,682	100%		99,926	100%	12%
Consolidated operating income:
SA transaction-based activities	6,400	69%		20,183	65%	(68%	)
Operating income before amortization	7,849			21,589
Amortization of intangible assets	(1,449)			(1,406)
International transaction-based activities	(171)	(2%	)	684	2%	(125%	)
Operating income before amortization	2,981			3,991
Amortization of intangible assets	(3,152)			(3,307)
Smart card accounts	2,385	26%		3,750	12%	(36%	)
Financial services	1,097	12%		1,411	5%	(22%	)
Hardware, software and related technology sales	1,984	21%		1,937	6%	2%
Operating (loss) income before amortization .	2,072			2,038
Amortization of intangible assets	(88)			(101)
Corporate/eliminations	(2,370)	(26%	)	2,881	10%	(182%	)
Total consolidated operating income	9,325	100%		30,846	100%	(70%	)

Table 8	In South African Rand (US GAAP)
	Three months ended September 30,
	2012			2011
	ZAR	% of		ZAR	% of	%
Operating Segment	’000	total		’000	total	change
Consolidated revenue:
SA transaction-based activities	506,903	55%		354,000	50%	43%
International transaction-based activities	261,440	28%		214,626	30%	22%
Smart card accounts	69,092	7%		58,539	8%	18%
Financial services	11,433	1%		14,975	2%	(24%	)
Hardware, software and related technology sales	73,692	9%		66,725	10%	10%
Total consolidated revenue	922,560	100%		708,865	100%	30%
Consolidated operating income:
SA transaction-based activities	52,868	69%		143,176	65%	(63%	)
Operating income before amortization	64,846			153,149
Amortization of intangible assets	(11,978)			(9,973)
International transaction-based activities	(1,413)	(2%	)	4,852	2%	(129%	)
Operating income before amortization	24,624			28,312
Amortization of intangible assets	(26,037)			(23,460)
Smart card accounts	19,702	26%		26,602	12%	(26%	)
Financial services	9,062	12%		10,010	5%	(9%	)
Hardware, software and related technology sales	16,389	21%		13,740	6%	19%
Operating (loss) income before amortization .	17,106			14,457
Amortization of intangible assets	(717)			(717)
Corporate/eliminations	(19,578)	(26%	)	20,438	10%	(196%	)
Total consolidated operating income	77,030	100%		218,818	100%	(65%	)

               South African transaction-based activities

          In ZAR, the increases in segment revenue were primarily due to higher revenues earned under our new SASSA contract and higher prepaid airtime sales, offset by lower volumes at EasyPay and MediKredit. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

          Our operating income margin for 2013 and 2012 was 10% and 40%, respectively, and has declined primarily due to SASSA implementation costs and higher low-margin prepaid airtime sales.

               Pension and welfare operations:

          Our pension and welfare operations continue to generate the majority of our revenues and operating income in this segment. See also discussion under “—Recent Developments—South Africa—SASSA” for a discussion of the implementation status of our SASSA contract.

               Key statistics related to our pension and welfare operations

          The graph below presents our enrollment progress during the first quarter of fiscal 2013:

Enrollment progress during the first quarter of fiscal 2013
3,500,000
3,000,000
2,500,000
2,000,000
1,500,000
1,000,000
500,000
-
Jun-12
Jul-12
Aug-12
Sep-12
Recipient cards issued
Beneficiaires enrolled
Total monthly enrollments
Cumulative enrollments

          There is a time lag between when a current grant recipient is issued a UEPS/EMV card and when the recipient receives grants onto the UEPS/EMV smart card. For instance, recipients enrolled in July 2012 and issued a UEPS/EMV smart card were only paid onto that card in the August 2012 pay cycle. When a new grant recipient is approved by SASSA, the recipient is enrolled, issued with a UEPS/EMV smart card and immediately paid on this card. We are paid by SASSA for each recipient paid, regardless of type of card or channel and therefore for the month of September 2012, we earned revenue from SASSA based on the distribution of grants to 9,482,914 recipients. ACB transfers represent payments directly into a recipient’s nominated bank account held at a South African financial institution.

               South African transaction processors:

          The table below presents the total volume and value processed during the first quarter of fiscal 2013 and 2012:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2012	2011	2012	2011	2012	2011
CPS	28,373	9,474	3,143,773	1,251,317	25,969,448	8,876,716
EasyPay(1)	102,420	143,238	2,710,615	4,439,600	22,391,310	31,494,077
Remaining core	102,420	119,286	2,710,615	3,604,618	22,391,310	25,570,798
Discontinued	-	23,952	-	834,982	-	5,923,279
MediKredit	2,624	2,846	171,478	170,363	1,416,508	1,208,540
FIHRST	5,987	5,839	2,373,540	2,545,089	19,606,861	18,054,605

(1) – includes Eason prepaid airtime and electricity volume and value from October 1, 2011 and reclassified to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

          During the first quarter of fiscal 2012, one of EasyPay’s large customers decided to perform its EFT/switching activities in-house, which had an adverse impact on our volumes in the first quarter of fiscal 2013. EasyPay has retained its value-added services relationship with this customer and therefore the overall impact to revenue and profitability is modest. EasyPay volumes and values were impacted by its focus on higher-margin value-added services and termination of certain inefficient activities such as the hosting of processing servers for financial institutions. There is ongoing consolidation in the medical scheme industry in South Africa which has resulted in MediKredit losing adjudication and processing business as its providers are obligated to outsource these services to their parent’s processor. This has resulted in a decline in MediKredit’s transaction volumes, with a nominal impact on its revenue and operating loss. This loss of business was partially offset by MediKredit signing agreements with new providers, including public hospitals, private hospitals and specialist doctors, and has commenced adjudication and processing activities for these providers. FIHRST volumes and values increased due to an increased number of customers.

               International transaction-based activities

          KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by adverse currency movement between the Korean won and the US dollar, additional start-up expenditures related to our XeoHealth launch in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by increased revenue contributions from KSNET and NUETS’ initiative in Iraq.

               Smart card accounts

          In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of the new SASSA contract, however, our revenue per account has decreased. We have reduced our pricing for smart card accounts after taking into consideration the lower price and higher volumes under the new contract. The new pricing, effective from April 1, 2012, reduced the average revenue from R5.50 to R4.00 and the operating income margin from 45% to 29%. Operating income margin from providing smart card accounts for the first quarter of fiscal 2013 and 2012 was 29% and 45%, respectively.

          In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of beneficiaries serviced through our SASSA contract. Approximately 5.8 million smart card-based accounts were active at September 30, 2012 compared to approximately 3.6 million active accounts as at September 30, 2011.

               Financial services

          UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue decreased primarily due to a decrease in the number of loans granted. We no longer insure our UEPS-based lending book. Operating income decreased primarily as a result of on-going start-up expenditure incurred to establish our Smart Life insurance business and as a result of lower UEPS-based lending business. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants. During the first quarter of fiscal 2013, our lending book decreased due to new rules introduced by SASSA regarding the maximum allowable deduction amount for loans and insurance policies from grants before transfer to bank accounts. Smart Life did not contribute significantly to our operating income in the first quarter of fiscal 2013.

          Operating income margin for the financial services segment increased to 79% from 67%, primarily as a result of an improved margin in our UEPS-based lending book resulting from a better loss experience, offset by start-up expenditures related to Smart Life and other financial services offerings. We are not able to accurately quantify the corporate administration and overhead expenses related to this segment and therefore don’t allocate such costs to this segment.

               Hardware, software and related technology sales

          In ZAR, the increase in revenue and operating income resulted primarily from an increase in royalty fees, offset by a lower contribution from all other contributors to hardware and software sales. Significant quarter over quarter fluctuations in revenue, operating income and operating margin are expected due to ad hoc orders in this operating segment.

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

               Corporate/eliminations

          Our first quarter of fiscal 2012 includes a non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million. Excluding this non-cash profit, the increase in our corporate expenses resulted primarily from higher stock-based compensation and other corporate head office-related expenses.

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

Liquidity and Capital Resources

          Our business has historically generated and continues to generate high levels of cash. At September 30, 2012, our cash balances were $57.5 million, which comprised mainly ZAR-denominated balances of ZAR 258.8 million ($31.1 million), KRW-denominated balances of KRW 26.2 billion ($23.3 million) and US dollar-denominated balances of $1.8 million and other currency deposits, primarily euro, of $1.4 million. The increase in our cash balances from June 30, 2012 was primarily from cash generated from operations, offset by implementation costs and capital expenditures incurred to implement our SASSA contract and the acquisition of Pbel.

          We currently believe that our cash and credit facilities are sufficient to fund our operations for at least the next four quarters, including completion of the SASSA contract implementation.

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

          We have a South African short-term credit facility of approximately ZAR 250 million ($30.1 million) which remained fully undrawn as of September 30, 2012.

          As of September 30, 2012, we had outstanding long-term debt of 108.7 billion KRW (approximately $96.6 million translated at exchange rates applicable as of September 30, 2012) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (3.54% as of September 30, 2012) plus a margin of 4.10% . Semi-annual principal payments of approximately $7.2 million (translated at exchange rates applicable as of September 30, 2012) were due starting in October 2011, with final maturity scheduled for October 2015.

          Cash flows from operating activities

               First quarter of fiscal 2013

          Net cash provided by operating activities for the first quarter of fiscal 2013 was $25.7 million (ZAR 212.5 million) compared to $27.2 million (ZAR 193.1 million) for the first quarter of fiscal 2012. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from significant implementation costs related to our SASSA contract, partially offset by cash generated from operations.

          There were no significant tax payments during the first quarter of fiscal 2013. During the first quarter of fiscal 2012 we paid taxes of $3.4 million (ZAR 25.5 million) related to prior periods and STC of $0.3 million (ZAR 1.1 million).

          Taxes paid during the first quarter of fiscal 2013 and 2012 were as follows:

Table 10	Quarter ended September 30,
	2012	2011	2012	2011
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	-	3,401	-	25,461
Taxation refunds received	(55)	-	(464)	-
Secondary taxation on companies	-	(157)	-	(1,065)
Total South African taxes paid	(55)	3,244	(464)	24,396
Foreign taxes paid: Korea	397	537	3,279	3,810
Total tax paid	342	3,781	2,815	28,206

          We expect to pay taxes in South Africa related to prior period of approximately $2.8 million (ZAR 23.1 million), translated at exchange rates applicable as of September 30, 2012, during the second quarter of fiscal 2013. We also expect to pay our first provisional payments in South Africa related to our 2013 tax year in the second quarter of fiscal 2013.

          Cash flows from investing activities

               First quarter of fiscal 2013

          Cash used in investing activities for the first quarter of fiscal 2013 includes capital expenditure of $6.45 million (ZAR 53.67 million), primarily for payment vehicles and related equipment for our new SASSA contract and acquisition of payment processing terminals in Korea.

          During the first quarter of fiscal 2013 we paid $1.9 million (ZAR 16.2 million) for Pbel.

          Cash used in investing activities for the first quarter of fiscal 2012 includes capital expenditure of $4.5 million (ZAR 31.7 million), primarily for the acquisition of payment processing terminals in Korea, kiosks to service our EasyPay Kiosk pilot project and the acquisition of POS devices to service our merchant acquiring system.

          Cash flows from financing activities

               First quarter of fiscal 2013

          During the first quarter of fiscal 2013, we received $0.2 million from the exercise of stock options.

          During the first quarter of fiscal 2012, we acquired 180,656 shares of our common stock for $1.1 million.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

               We expect that capital spending for the second quarter of fiscal 2013 will include the acquisition of payment vehicles and related equipment for our SASSA contract and payment terminals for the expansion of our operations in Korea.

          Our historical capital expenditures for the first quarter of fiscal 2013 and 2012 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of September 30, 2012, of $2.9 million related mainly to equipment and cards to implement our new SASSA contract. We expect to fund these expenditures through internally-generated funds.

          Contingent Liabilities, Commitments and Contractual Obligations

          The following table sets forth our contractual obligations as of September 30, 2012:

Table 11	Payments due by Period, as of September 30, 2012 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	111,509	21,082	90,427	-	-
Operating lease obligations	10,169	3,869	5,071	1,229	-
Purchase obligations	3,865	3,865	-	-	-
Other long-term obligations (B)	25,998	-	-	-	25,998
Total	151,541	28,816	95,498	1,229	25,998

(A)	– Includes $96.6 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of September 30, 2012.
(B)	– Includes policy holder liabilities of $24.8 million related to our insurance business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          In addition to the tables below, see note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

          The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2012, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of September 30, 2012, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2012
Table 12			Estimated
annual
expected
	Annual		interest charge
	expected	Hypothetical	after change in
	interest	change in	Korean CD
	charge	Korean CD	rate
	($ ’000)	rate	($ ’000)
Interest on Korean long-term debt	7,379	1%	8,345
		(1)%	6,413

          The following table summarizes our exchange-traded equity securities with equity price risk as of September 30, 2012. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of September 30, 2012, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of September 30, 2012
Table 13
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	8,648	10%		9,513	0.24%
		(10%	)	7,783	(0.24%	)

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          On February 8, 2012, AllPay Consolidated Investment Holdings (Pty) Ltd filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the SASSA tender process and was a former contractor to SASSA. We were included as one of several respondents in this proceeding. We opposed the application as a respondent. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. The High Court heard this matter on May 29 to 31, 2012, and on August 28, 2012, the High Court ruled that our contract with SASSA remains valid and will not be set aside. Specifically the High Court ruled that:

          1. the tender process conducted by SASSA was illegal and invalid;
          2. the award of the tender to us is not set aside; and
          3. the CEO of SASSA and SASSA, together with us, were ordered to pay the costs, which costs included the costs of three counsel.

           AllPay, SASSA and we appealed the ruling and on September 12, 2012, the High Court granted leave to appeal the judgment handed down on August 28, 2012. Specifically the High Court granted us and SASSA leave to appeal the ruling that the tender process was illegal and invalid as well as the cost order and granted AllPay leave to appeal the ruling that the award of the tender by SASSA to CPS should not be set aside.

           The matter will now be heard before the South African Supreme Court of Appeal, as soon as it has scheduled a date for the proceedings. The appeal process could take several months to be finalized and we cannot predict when the proceeding will be resolved or its ultimate outcome.

           In addition to the Supreme Court of Appeal action, AllPay also approached the Constitutional Court of South Africa, the highest court in the country, for leave to appeal the High Court ruling directly to the Constitutional Court. We opposed AllPay’s application for leave to appeal directly to the Constitutional Court. On November 1, 2012, the Constitutional Court concluded that the AllPay application should be dismissed as it is not in the interest of justice to hear the matter at this stage. We believe that this ruling does not preclude any of the parties to approach the Constitutional Court again, once the outcome of the Supreme Court of Appeal proceedings is known.

Item 1A. Risk Factors

          See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

          Our Smart Life business exposes us to risks typically experienced by life assurance companies

          Smart Life is a life insurance company and exposes us to risks typically experienced by life assurance companies. Some of these risks include the extent to which we are able to continue to reinsure our risks at acceptable costs, reinsurer counterparty risk, our ability to price our insurance products appropriately, the risk that actual claims experience may exceed our estimates and the competitiveness of the South African insurance market. If we are unable to maintain our desired level of reinsurance at prices that we consider acceptable, we would have to either accept an increase in our exposure risk or reduce our insurance writings. If our reinsurers are unable to meet their commitments to us in a timely manner, or at all, we may be unable to discharge our obligations under our insurance contracts. As such, we are exposed to counterparty, including credit, risk of these reinsurers. Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Using the wrong assumptions to price our insurance products could materially and adversely affect our financial position, results of operations and cash flows. Further, even though we currently reinsure the majority of our insurance contract liabilities, if our actual claims experience is higher than our estimates, our financial position, results of operations and cash flows could be adversely affected. Finally, the South African insurance industry is highly competitive. Many of our competitors are well-established, represented nationally and market similar products. Because of the competitive nature of the insurance industry, we may not be able to effectively penetrate the South African insurance market.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director