Form 10-Q
period 2012-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2013-02-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ To________________

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
YES [ ] NO [X ]

As of February 5, 2013 (the latest practicable date), 45,600,471 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2012	2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,116	$39,123
Pre-funded social welfare grants receivable (Note 3)	8,024	9,684
Accounts receivable, net of allowances of – December: $1,027; June: $788	105,104	101,918
Finance loans receivable	6,979	8,141
Deferred expenditure on smart cards	8,306	4,587
Inventory (Note 4)	9,869	6,192
Deferred income taxes	5,976	5,591
Total current assets before settlement assets	182,374	175,236
Settlement assets (Note 5)	414,621	409,166
Total current assets	596,995	584,402
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF – December: $85,023; June: $74,242	55,746	52,616
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	1,192	1,508
GOODWILL (Note 7)	193,133	182,737
INTANGIBLE ASSETS, net (Note 7)	92,287	93,930
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 8)	41,010	40,700
TOTAL ASSETS	980,363	955,893
LIABILITIES
CURRENT LIABILITIES
Accounts payable	12,881	13,172
Other payables (Note 1)	36,960	40,167
Current portion of long-term borrowings (Note 10)	15,221	14,019
Income taxes payable	5,317	6,019
Total current liabilities before settlement obligations	70,379	73,377
Settlement obligations (Note 5)	414,621	409,166
Total current liabilities	485,000	482,543
DEFERRED INCOME TAXES	20,999	20,988
LONG-TERM BORROWINGS (Note 10)	78,989	79,760
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	25,107	25,791
TOTAL LIABILITIES	610,095	609,082
COMMITMENTS AND CONTINGENCIES
EQUITY
NET1 EQUITY:
COMMON STOCK
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - December: 45,600,471; June: 45,548,902	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: December: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL (Note 1)	159,002	155,350
TREASURY SHARES, AT COST: December: 13,455,090; June: 13,455,090	(175,823)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(65,282)	(75,722)
RETAINED EARNINGS	449,014	439,641
TOTAL NET1 EQUITY	366,970	343,505
NON-CONTROLLING INTEREST	3,298	3,306
TOTAL EQUITY	370,268	346,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$980,363	$955,893
(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$111,442	$92,058	$223,124	$191,984
EXPENSE
Cost of goods sold, IT processing, servicing and support	47,227	34,168	92,328	67,112
Selling, general and administration	48,756	28,872	96,008	55,929
Depreciation and amortization	10,487	8,790	20,491	17,869
OPERATING INCOME	4,972	20,228	14,297	51,074
INTEREST INCOME	2,589	1,820	5,680	3,817
INTEREST EXPENSE	2,023	2,355	4,094	4,971
INCOME BEFORE INCOME TAXES	5,538	19,693	15,883	49,920
INCOME TAX EXPENSE (BENEFIT) (note 16)	2,971	(5,378)	6,700	5,174
NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	2,567	25,071	9,183	44,746
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS (note 6)	54	19	182	104
NET INCOME	2,621	25,090	9,365	44,850
ADD NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(8)	(4)	(8)	(12)
NET INCOME ATTRIBUTABLE TO NET1	$2,629	$25,094	$9,373	$44,862
Net income per share, in United States dollars (note 13)
Basic earnings attributable to Net1 shareholders	$0.06	$0.56	$0.21	$1.00
Diluted earnings attributable to Net1 shareholders	$0.06	$0.56	$0.21	$1.00

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Net income	$2,621	$25,090	$9,365	$44,850

Other comprehensive income (loss), net of taxes
Movement in assets available for sale	258	-	258	-
Movement in foreign currency translation reserve	5,927	(2,577)	10,182	(40,182)
Total other comprehensive income (loss), net of taxes	6,185	(2,577)	10,440	(40,182)

Comprehensive income	8,806	22,513	19,805	4,668
Add comprehensive loss attributable to non-controlling interest	8	4	8	139
Comprehensive income attributable to Net1	$8,814	$22,517	$19,813	$4,807

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
							Accumulated
			Number of		Additional		other		Non-
	Number of		Treasury	Treasury	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2012 (Note 1)	59,003,992	$59	(13,455,090)	$(175,823)	$155,350	$439,641	$(75,722)	$343,505	$3,306	$346,811
Restricted stock granted	21,569							-		-
Exercise of options by holders	30,000	-			240			240		240
Stock-based compensation charge					2,233			2,233		2,233
Utilization of APIC pool related to vested restricted stock					(5)			(5)		(5)
Pbel acquisition (Note 2)					1,184			1,184		1,184
Comprehensive income (loss), net of taxes:
Net income						9,373		9,373	(8)	9,365
Other comprehensive income:
Movement in assets available for sale							258	258		258
Movement in foreign currency translation reserve							10,182	10,182		10,182

Balance – December 31, 2012	59,055,561	$59	(13,455,090)	$(175,823)	$159,002	$449,014	$(65,282)	$366,970	$3,298	$370,268

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Cash flows from operating activities
Net income	$2,621	$25,090	$9,365	$44,850
Depreciation and amortization	10,487	8,790	20,491	17,869
Earnings from equity-accounted investments	(54)	(19)	(182)	(104)
Fair value adjustments	1,000	(551)	707	(772)
Interest payable	1,117	2,113	2,309	3,775
Profit on disposal of property, plant and equipment	(86)	(26)	(86)	(34)
Net loss on sale of 10% of Smart Life	-	81	-	81
Profit on liquidation of SmartSwitch Nigeria	-	-	-	(3,994)
Realized loss on sale of Smart Life investments	-	-	-	25
Stock-based compensation charge	1,117	543	2,233	1,039
Facility fee amortized	76	83	164	199
(Increase) Decrease in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	(5,061)	(19,044)	831	(15,795)
Increase in deferred expenditure on smart cards	(3,668)	(58)	(3,701)	(14)
(Increase) Decrease in inventory	(2,582)	920	(3,508)	601
Decrease in accounts payable and other payables	(4,939)	(2,679)	(6,288)	(2,348)
Decrease in taxes payable	(6,032)	(7,355)	(594)	(10,962)
Decrease in deferred taxes	(916)	(14,088)	(2,932)	(13,396)
Net cash (used in ) provided by operating activities	(6,920)	(6,200)	18,809	21,020

Cash flows from investing activities
Capital expenditures	(5,597)	(5,120)	(12,050)	(9,586)
Proceeds from disposal of property, plant and equipment	251	174	356	268
Acquisitions, net of cash acquired (Note 2)	(230)	-	(2,143)	-
Acquisition of prepaid business, net of cash acquired	-	(4,481)	-	(4,481)
Acquisition of Smart Life, net of cash acquired	-	-	-	(1,673)
Settlement from former shareholders of KSNET	-	4,945	-	4,945
Repayment of loan by equity-accounted investment	-	30	3	63
Purchase of investments related to insurance business	-	-	-	(2,320)
Proceeds from maturity of investments related to insurance business	-	-	545	2,321
Net change in settlement assets	(72,835)	30,349	(12,056)	33,796
Net cash (used in) provided by investing activities	(78,411)	25,897	(25,345)	23,333

Cash flows from financing activities
Repayment of long-term borrowings	(7,307)	(7,185)	(7,307)	(7,185)
Proceeds from issue of common stock	-	-	240	-
Proceeds on sale of 10% of Smart Life	-	107	-	107
Acquisition of treasury stock	-	-	-	(1,129)
Net change in settlement obligations	72,835	(30,349)	12,056	(33,796)
Net cash provided by (used in) financing activities	65,528	(37,427)	4,989	(42,003)
Effect of exchange rate changes on cash	375	(3,389)	540	(16,749)

Net decrease in cash and cash equivalents	(19,428)	(21,119)	(1,007)	(14,399)
Cash and cash equivalents – beginning of period	57,544	101,983	39,123	95,263
Cash and cash equivalents – end of period	$38,116	$80,864	$38,116	$80,864

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three and Six Months Ended December 31, 2012 and 2011
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2012 and 2011, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. During the three months ended December 31, 2012, the Company identified an immaterial balance sheet misclassification related to prior periods that involved an overstatement of other payables and an understatement of additional paid-in capital of $2.0 million, respectively. The Company has corrected these amounts in the current period effective June 30, 2012. This reclassification has no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

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

     Recent accounting pronouncements not yet adopted as of December 31, 2012

     There were no new accounting pronouncements not yet adopted by the Company during the three and six months ended December 31, 2012.

2. Acquisitions

     The net cash paid related to the Company’s various acquisitions that are discussed below during the six months ended December 31, 2012 are summarized in the table below:

2012
Pbel (Proprietary) Limited (“Pbel”)	$1,913
SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”)	230
Total cash paid, net of cash received	$2,143

     SmartSwitch Botswana (Proprietary) Limited

     On December 7, 2012, the Company acquired 50% of the outstanding and issued ordinary shares in SmartSwitch Botswana, a Botswana private company, for BWP 6.3 million (approximately $0.8 million) in cash. As a result of this transaction, SmartSwitch Botswana is now a wholly-owned subsidiary and is consolidated in the Company’s financial statements. SmartSwitch Botswana had previously been recorded as an equity-accounted investment (see Note 6).

     The Company believes that the acquisition of the remaining 50% of SmartSwitch Botswana will allow it to directly pursue its growth strategy in Botswana, which includes the introduction of additional services in that country.

2. Acquisitions (continued)

     SmartSwitch Botswana (Proprietary) Limited (continued)

     The preliminary purchase price allocation, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Cash and cash equivalents	$584
Inventory	150
Property, plant and equipment, net	472
Goodwill (Note 7)	657
Other payables	(218)
Deferred tax liabilities	(17)
Fair value of SmartSwitch Botswana on acquisition	1,628
Less: gain on fair value of SmartSwitch Botswana	(328)
Less: carrying value of equity-accounted investment at the acquisition date (note 6)	(486)
Total purchase price	$814

     The preliminary purchase price allocation is based on management estimates as of December 31, 2012, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before September 30, 2013.

     Pbel (Proprietary) Limited

     On September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in Pbel, a South African private company, for ZAR 33 million (approximately $3.8 million). ZAR 23 million of the purchase price was paid in cash and the remaining ZAR 10 million will be paid in 142,236 shares of the Company’s common stock, subject to the achievement of pre-defined Pbel financial performance milestones over the next three years. The Company is entitled to vote 100% of the outstanding and issued shares of Pbel. The 142,236 shares are divided into three equal tranches of 47,412 shares and the sellers will be entitled to receive the shares for each tranche only if the milestones for that particular tranche are achieved. However, the sellers will be entitled to receive all 142,236 shares if the cumulative pre-defined Pbel projected profit over the next three years is achieved or if the Company decides to abandon its Mobile Virtual Card initiative.

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

2. Acquisitions (continued)

     Pbel (Proprietary) Limited (continued)

     The preliminary purchase price allocation is based on management estimates as of December 31, 2012, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2013.

     Pro forma results of operations have not been presented because the effect of the SmartSwitch and Pbel acquisitions, individually and in the aggregate, were not material to the Company. During the three and six months ended December 31, 2012, the Company incurred acquisition-related expenditure of $0.03 million and $0.1 million, respectively, related to these acquisitions. Since the closing of the SmartSwitch Botswana acquisition, it has contributed revenue and generated a net income of $0.1 million and $0.01 million, respectively. Since the closing of the Pbel acquisition, it has contributed revenue and incurred a net loss, after acquired intangible asset amortization, net of taxation, of $0.3 million and $0.2 million, respectively, for the three months ended December 31, 2012, and revenue and net loss of $0.4 million and $0.2 million, respectively, for the six months ended December 31, 2012.

3. Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2013 payment service commenced on January 1, 2013, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of December 2012.

4. Inventory

The Company’s inventory comprised the following categories as of December 31, 2012 and June 30, 2012.

	December 31,	June 30,
	2012	2012
Raw materials	$29	$30
Finished goods	9,840	6,162
	$9,869	$6,192

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

     As of December 31, 2012

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

               Interest rate risk

     As a result of its normal borrowing and leasing activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains limited investment in cash equivalents and has occasionally invested in marketable securities. The Company, through its insurance business, maintains investments in fixed maturity investments which are exposed to fluctuations in interest rates.

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

     The fair value of these securities as of December 31, 2012, represented approximately 1% of the Company’s total assets, including these securities.

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$2,086	$-	$-	$2,086
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,743	8,743
Other	-	1,168	-	1,168
Total assets at fair value	$2,086	$1,168	$8,743	$11,997

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

     Equity-accounted investments

     During the six months ended December 31, 2012, SmartSwitch Namibia repaid its final installment related to its outstanding loans and interest. The repayments received have been allocated to the equity-accounted investments presented in the Company’s condensed consolidated balance sheet. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in the Company’s condensed consolidated statement of cash flows for the six months ended December 31, 2012.

     During the three months ended December 31, 2012, the Company acquired the remaining 50% of SmartSwitch Botswana as described in Note 2. The Company was required to remeasure the carrying value of its investment in SmartSwitch Botswana to its fair value prior to consolidation and recognized a gain of approximately $0.3 million. In addition, during the three months ended December 31, 2012, the Company acquired a 50% interest in the ordinary shares of Netpay Solutions Private Limited (“Netpay”), a private Indian company, for $0.08 million. The Company has accounted for this investment using the equity method.

     Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended December 31, 2012:

	Loss	Elimination	Total

Earnings (Loss) from equity- accounted investments	$49	$5	$54
SmartSwitch Namibia	52	5	57
SmartSwitch Botswana	$(3)	$-	$(3)

6. Fair value of financial instruments and equity-accounted investments (continued)

     Equity-accounted investments (continued)

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2012 and December 31, 2012:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2012	$3,518	$1,419	$(3,411)	$(18)	$1,508
Netpay contribution	80	-	-	-	80
Loan repaid	-	(3)	-	-	(3)
Interest repaid	-	-	-	(53)	(53)
Earnings from equity-accounted investments	-	-	172	10	182
SmartSwitch Namibia(1)	-	-	135	10	145
SmartSwitch Botswana(1)	-	-	37	-	37
Foreign currency adjustment(2)	(69)	1	30	2	(36)
Consolidation of SmartSwitch
Botswana (Note 2)	(1,161)	-	675	-	(486)
Balance as of December 31, 2012	$2,368	$1,417	$(2,534)	$(59)	$1,192

     (1) – includes the recognition of realized net income.
     (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     There were no significant sales to these investees that require elimination during the three and six months ended December 31, 2012 and 2011.

7. Goodwill and intangible assets

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2012:

Carrying
value

Balance as of June 30, 2012	$182,737
Acquisition of Pbel (Note 2)	1,691
Acquisition of SmartSwitch Botswana (Note 2)	657
Foreign currency adjustment (1)	8,048
Balance as of December 31, 2012	$193,133

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

     Goodwill associated with the acquisition of Pbel and SmartSwitch Botswana represents the excess of cost over the fair value of acquired net assets. The Pbel and SmartSwitch Botswana goodwill is not deductible for tax purposes. See Note 2 for the allocation of the purchase price to the fair value of acquired net assets. Pbel has been allocated to the Company’s South African transaction-based activities operating segment and SmartSwitch Botswana to the international transaction-based activities operating segment.

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December	June 30,
	31, 2012	2012

SA transaction-based activities	$35,557	$34,692
International transaction-based activities	122,042	111,798
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	35,534	36,247
Total	$193,133	$182,737

7. Goodwill and intangible assets (continued)

     Intangible assets

     Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2012 and June 30, 2012:

	As of December 31, 2012			As of June 30, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$98,537	$(28,126)	$70,411	$91,692	$(22,617)	$69,075
Software and unpatented technology(1)	38,481	(21,120)	17,361	36,082	(15,968)	20,114
FTS patent	4,514	(4,514)	-	4,623	(4,623)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,357	(2,842)	4,515	7,125	(2,507)	4,618
Customer database	716	(716)	-	734	(611)	123
Total finite-lived intangible assets	$154,111	$(61,824)	$92,287	$144,762	$(50,832)	$93,930

     (1) Includes the customer relationships and software and unpatented technology acquired as part of the Pbel acquisition in September 2012.

     Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2012, was approximately $4.9 million and $9.6 million, respectively (three and six months ended December 31, 2011, was approximately $4.9 million and $9.6 million, respectively).

     Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on December 31, 2012, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2013	$18,410
2014	16,278
2015	16,217
2016	11,625
2017	9,145
Thereafter	$30,434

8. Reinsurance assets and policy holder liabilities under insurance and investment contracts

     Reinsurance assets and policy holder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the three and six months ended December 31, 2012:

	December 31, 2012
	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2012	$23,595	$(23,701)
Foreign currency adjustment (3)	(555)	557
Balance as of December 31, 2012	$23,040	$(23,144)

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

     Assets and policy holder liabilities under investment contracts

     Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three and six months ended December 31, 2012:

	December 31, 2012
		Investment
	Assets (1)	contracts (2)
Balances as of June 30, 2012	$1,109	$(1,109)
Foreign currency adjustment (3)	(26)	26
Balance as of December 31, 2012	$1,083	$(1,083)

     (1) Included in other long-term assets;
     (2) Included in other long-term liabilities;
     (3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

     The Company does not offer any investment products with guarantees related to capital or returns.

9. Short-term credit facility

     The Company has a ZAR 250 million ($29.5 million, translated at exchange rates applicable as of December 31, 2012) short-term South African credit facility. As of December 31, 2012, the overdraft rate on this facility was 7.85% . The Company has ceded its investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary, as security for the facility. As of December 31, 2012, and June 30, 2012, the Company had utilized none of its South African short-term facility.

     Management believes that this facility is sufficient in order to meet the Company’s future obligations as they arise.

10. Long-term borrowings

     The Company’s KRW 100.6 billion ($94.2 million, translated at exchange rates applicable as of December 31, 2012) Korean senior secured loan facility is described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2012. The current carrying value as of December 31, 2012, is $94.2 million. As of December 31, 2012, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on December 31, 2012, was 6.95% . Interest expense during the three and six months ended December 31, 2012 and 2011, was $1.8 million and $2.2 million; and $3.6 million and $4.6 million, respectively.

     The fourth and fifth scheduled principal repayments are $7.6 million each, translated at exchange rates applicable as of December 31, 2012, and have been classified as current in the Company’s condensed consolidated balance sheet. The third repayment of $7.3 million was paid on October 29, 2012 and the fourth repayment is due on April 29, 2013. The first repayment of $7.2 million was paid on November 1, 2011.

11. Capital structure

     Common stock repurchases

     The Company did not repurchase any of its shares during the three and six months ended December 31, 2012, and during the three months ended December 31, 2011, respectively. The Company repurchased 180,656 shares during the six months ended December 31, 2011, for approximately $1.1 million.

12. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the six months ended December 31, 2012:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
		average	Contractual	Intrinsic	Date Fair
	Number of	exercise	Term	Value	Value
	shares	price	(in years)	($’000)	($’000)

Outstanding – June 30, 2012	2,247,583	$16.28	6.43	$602
Granted under Plan: August 2012	431,000	8.75	10.0	1,249	$2.90
Exercised	(30,000)	7.98		24
Outstanding – December 31, 2012	2,648,583	15.15	6.48	90

Outstanding – June 30, 2011	2,120,656	$18.44	6.82	$243
Granted under Plan: August 2011	165,000	6.59	10.00	297	$1.80
Granted under Plan: October 2011	202,000	7.98	10.00	442	$2.19
Outstanding – December 31, 2011	2,487,656	$16.81	6.81	$378

These options have an exercise price range of $6.59 to $24.46.

Exercisable	1,588,583	18.00	5.34	90

     During the three and six months ended December 31, 2012, respectively, 159,666 and 244,666 stock options became exercisable. During each of the three and six months ended December 31, 2011, respectively, 102,333 stock options became exercisable. Included in the 244,666 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting, in August 2012, prior to the resignation of a non-employee director. During the six months ended December 31, 2012, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the three months ended December 31, 2012 or during the three and six months ended December 31, 2011. The Company issues new shares to satisfy stock option exercises.

     Restricted stock

     The following table summarizes restricted stock activity for the six months ended December 31, 2012 and 2011:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2012	646,617
Granted – August 2012	21,569	$189
Vested – August 2012	(19,715)
Forfeitures	(0)
Non-vested – December 31, 2012	648,471

Non-vested – June 30, 2011	103,672	-
Granted – August 2011	30,155	$199
Vested – August 2011	(6,157)	-
Vested – November 2011	(27,667)	-
Non-vested – December 31, 2011	100,003	-

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock (continued)

     The fair value of restricted stock vesting during the three and six months ended December 31, 2012 and 2011, respectively, was $0 million and $0.2 million and $0.2 million and $0.3 million. Included in the 19,715 shares of restricted stock that vested during the six months ended December 31, 2012, are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director.

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $1.1 million and $0.5 million for the three months ended December 31, 2012 and 2011, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended December 31, 2012
Stock-based compensation charge	$1,117	$-	$1,117
Total – three months ended December 31, 2012 .	$1,117	$-	$1,117

Three months ended December 31, 2011
Stock-based compensation charge	$543	$-	$543
Total – three months ended December 31, 2011 .	$543	$-	$543

     The Company has recorded a stock compensation charge of $2.2 million and $1.0 million for the six months ended December 31, 2012 and 2011, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Six months ended December 31, 2012
Stock-based compensation charge	$2,233	$-	$2,233
Total – six months ended December 31, 2012	$2,233	$-	$2,233

Six months ended December 31, 2011
Stock-based compensation charge	$1,039	$-	$1,039
Total – six months ended December 31, 2011	$1,039	$-	$1,039

     The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of December 31, 2012, the total unrecognized compensation cost related to stock options was approximately $1.7 million, which the Company expects to recognize over approximately three years. As of December 31, 2012, the total unrecognized compensation cost related to restricted stock awards was approximately $4.8 million, which the Company expects to recognize over approximately three years.

     As of December 31, 2012, the Company has recorded a deferred tax asset of approximately $1.2 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13. Earnings per share

     Basic earnings per share include restricted stock awards that meet the definition of a “participating security.” Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2012 and 2011, reflects only undistributed earnings.

13. Earnings per share (continued)

     Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and six months ended December 31, 2012 and 2011, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares. For the purposes of the diluted earnings per share calculation and as of December 31, 2012 and 2011, the vesting conditions in respect of a portion of the awards had not been satisfied.

     Options to purchase 11,560,863 shares of the Company’s common stock at prices ranging from $6.59 to $24.46 per share were outstanding during the three and six months ended December 31, 2012, but have not been included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the period. The options, which expire at various dates through August 22, 2022, and include the 8,955,000 equity instrument issued pursuant to BBBEE transaction, remained outstanding as of December 31, 2012.

     The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and six months ended December 31, 2012 and 2011:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,545	44,935	45,530	44,996
Weighted average effect of dilutive securities: equity instruments	22	32	48	30
Weighted average number of outstanding shares of common stock – diluted	45,567	44,967	45,578	45,026

14. Supplemental cash flow information

     The following table presents the supplemental cash flow disclosures for the three and six months ended December 31, 2012 and 2011:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Cash received from interest	$2,584	$1,780	$5,709	$4,489
Cash paid for interest	$2,053	$2,386	$4,053	$5,514
Cash paid for income taxes	$10,137	$16,974	$10,479	$20,755

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

     The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenues from external customers
SA transaction-based activities	$60,764	$46,448	$122,128	$96,350
International transaction-based activities	33,113	28,835	64,762	59,090
Smart card accounts	8,219	7,264	16,583	15,516
Financial services	1,448	1,944	2,832	4,055
Hardware, software and related technology sales	7,898	7,567	16,819	16,973
Total	$111,442	$92,058	$223,124	$191,984

15. Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Inter-company revenues
SA transaction-based activities	$3,885	$864	$7,868	$1,977
International transaction-based activities	-	-	-	-
Smart card accounts	401	281	787	281
Financial services	-	-	-	-
Hardware, software and related technology sales	379	465	587	783
Total	4,665	1,610	9,242	3,041
Operating income (loss)
SA transaction-based activities	1,933	15,766	8,333	35,949
International transaction-based activities	202	241	31	925
Smart card accounts	2,342	3,302	4,727	7,052
Financial services	1,048	1,026	2,145	2,437
Hardware, software and related technology sales	795	909	2,779	2,846
Corporate/Eliminations	(1,348)	(1,016)	(3,718)	1,865
Total	4,972	20,228	14,297	51,074
Interest income
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	2,589	1,820	5,680	3,817
Total	2,589	1,820	5,680	3,817
Interest expense
SA transaction-based activities	202	112	345	188
International transaction-based activities	-	-	-	44
Smart card accounts	-	-	-	-
Financial services	-	2	-	2
Hardware, software and related technology sales	56	13	126	23
Corporate/Eliminations	1,765	2,228	3,623	4,714
Total	2,023	2,355	4,094	4,971
Depreciation and amortization
SA transaction-based activities	3,289	2,109	6,430	4,251
International transaction-based activities	7,025	6,270	13,704	12,919
Smart card accounts	-	-	-	-
Financial services	97	74	184	191
Hardware, software and related technology sales	76	150	173	321
Corporate/Eliminations	-	187	-	187
Total	10,487	8,790	20,491	17,869
Income taxation expense (benefit)
SA transaction-based activities	483	4,383	2,236	10,014
International transaction-based activities	(147)	291	(580)	626
Smart card accounts	655	924	1,323	1,975
Financial services	298	282	610	676
Hardware, software and related technology sales	192	216	630	656
Corporate/Eliminations	1,490	(11,474)	2,481	(8,773)
Total	2,971	(5,378)	6,700	5,174
Net income (loss)
SA transaction-based activities	1,247	11,270	5,751	25,747
International transaction-based activities	492	120	835	553
Smart card accounts	1,686	2,377	3,402	5,077
Financial services	769	724	1,570	1,740
Hardware, software and related technology sales	552	678	2,029	2,164
Corporate/Eliminations	(2,117)	9,925	(4,214)	9,581
Total	$2,629	$25,094	$9,373	$44,862

15. Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Expenditures for long-lived assets
SA transaction-based activities	$1,375	$1,196	$4,969	$1,784
International transaction-based activities	4,067	3,704	6,770	7,455
Smart card accounts	-	-	-	-
Financial services	127	144	272	217
Hardware, software and related technology sales	28	76	39	130
Corporate/Eliminations	-	-	-	-
Total	$5,597	$5,120	$12,050	$9,586

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

     For the three and six months ended December 31, 2012, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2012, was 53.6% and 42.2%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. The Company’s effective tax rate for the three and six months ended December 31, 2011, was -27.3% and 10.3%, respectively, and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit and, related to the six months only, a non-taxable profit on liquidation of SmartSwitch Nigeria, which was partially offset by non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance.

     Uncertain tax positions

     The Company decreased its unrecognized tax benefits by $0.2 million during the six months ended December 31, 2012. There were no changes during the three months ended December 31, 2012. As of December 31, 2012, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

     The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Korea, Austria, Botswana, the Russian Federation and in the US federal jurisdiction. As of December 31, 2012, the Company is no longer subject to any new income tax examination by the South African Revenue Service for years before December 31, 2009. In 2011, the Korea National Tax Service had effectively completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, cash flows, or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2012, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2012 and in our Form 10-Q for the quarter ended September 30, 2012, and Item 1A—“Risk Factors” and elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

     DOJ and SEC investigations

     On November 30, 2012, we received a letter from the U.S. Department of Justice, Criminal Division, or DOJ, informing us that the DOJ and the Federal Bureau of Investigation have begun an investigation into whether we and our subsidiaries, including our officers, directors, employees, and agents and other persons and entities possibly affiliated with us violated provisions of the Foreign Corrupt Practices Act, or the FCPA, and other U.S. federal criminal laws by engaging in a scheme to make corrupt payments to officials of the Government of South Africa in connection with securing our SASSA contract and also engaged in violations of the federal securities laws in connection with statements made by us in our SEC filings regarding this contract. On the same date, we received a letter from the Division of Enforcement of the SEC advising us that it is also conducting an investigation concerning our company. The SEC letter states that the investigation is a non-public, fact-finding inquiry and that the SEC investigation does not mean that the SEC has concluded that we or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. We are cooperating fully with the DOJ and the SEC regarding these investigations. See Part II, Item 1A—“Risk Factors.”

     Suit against AllPay

     We have sued AllPay Consolidated Investment Holdings (Pty) Ltd, or AllPay, alleging unlawful competition, and are seeking damages. See Part II, Item 1—“Legal Proceedings.”

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

     While the number of grant recipients on a national basis has consistently been quantified by SASSA at 9.4 million individuals, the number of beneficiaries is continually being revised by SASSA on an ongoing basis from an initial estimate of approximately 15.5 million, to the current estimate of approximately 21.6 million. In order to complete the second phase of the implementation on time, and given the significantly higher number of beneficiaries, we increased the number of temporary employees that we hired for the entire second quarter of fiscal 2013 from 2,500 to approximately 5,500. The total number of temporary employees is significantly more than the 2,500 we previously expected at the beginning of fiscal 2013 as the actual number of individuals (grant recipients plus grant beneficiaries) that SASSA has asked us to enroll has increased substantially.

     During the second quarter of fiscal 2013, we enrolled a further 2.7 million grant recipients and an additional 3.8 million beneficiaries. Accordingly, as of December 31, 2012, we had enrolled a total of 9.5 million people which comprises approximately 4.4 million grant recipients and 5.1 million beneficiaries associated with these recipients in accordance with our second phase enrollment schedule, and issued them our UEPS/EMV smart card.

     The graph below presents our enrollment progress from inception to January 31, 2013:

     There is a time lag between when a current grant recipient is issued a UEPS/EMV card and when the recipient receives grants onto the UEPS/EMV smart card. For instance, recipients enrolled in December 2012 and issued a UEPS/EMV smart card were only paid onto that card in the January 2013 pay cycle. When a new grant recipient is approved by SASSA, the recipient is enrolled, issued with a UEPS/EMV smart card and immediately paid on this card. We are paid by SASSA for each recipient paid, regardless of type of card or channel and therefore for the month of December 2012, we earned revenue from SASSA based on the distribution of grants to 9,526,588 recipients The enrollment of recipients and beneficiaries was adversely impacted by the Christmas holiday season in South Africa in December. Enrollment recommenced in the second week of January 2013 and the volume of total enrollments for the month was, notwithstanding the late start during the month, one of the highest since we started with this project.

     During the second quarter of fiscal 2013 we incurred direct implementation expenses of approximately $18.0 million (ZAR 157.1 million) including staff, travel, temporary infrastructure hire, fixed premises hire for enrollment and stationery costs. We are unable to quantify the value of time spent by our executives and pension and welfare operations managers and staff that service the five provinces in which we operated under the previous contract and that have assisted in the implementation of the national contract. Our implementation expenditure during the second quarter of fiscal 2013 was materially higher than we had previously anticipated due to the significant number of grant recipients and beneficiaries that we enrolled during the quarter, especially in the rural and deep rural areas. In order to meet our enrollment obligations in accordance with the timetable agreed with SASSA we incurred higher than anticipated temporary infrastructure hire, travel and staff expenditures. We expect this level of expenditure to reduce slightly during the third quarter of fiscal 2013, as our efforts are now focused primarily on urban areas.

     We also expensed $3.0 million (ZAR 26.6 million) related to the cost of the UEPS/EMV smart cards issued during the quarter, which is not included in the $18.0 million (ZAR 157.1 million) above. Accordingly, during the first half of fiscal 2013, we incurred direct implementation expenses of $32.1 million (ZAR 273.7 million) and UEPS/EMV smart card expenses of $4.7 million (ZAR 40.6 million).

     We also incurred approximately $0.7 million in capital expenditures related to the implementation during the second quarter of fiscal 2013. Since inception of the implementation we have incurred cumulative capital expenditures of $25.2 million. We anticipate cumulative capital expenditures related to the ramp of our national contract to be in the $30 million range. We have lowered our expected capital expenditure range related to the implementation of our SASSA contract given the decision to expense the cost of smart cards rather than capitalize those costs.

     See Part II, Item 1—“Legal Proceedings” for an update on legal proceedings associated with our SASSA contract.

     Outside South Africa

          XeoHealth

     The commencement of the recovery audit contractor, or RAC, services and desk review recovery referrals identified through our XeoRules engine for Cognosante in North Dakota was delayed due to our customer requesting changes to the criteria which we deployed. We incorporated these changes into our XeoRules engine and commenced the auditing process, which covered five years of data in early October 2012. However, we were required to re-initiate the audit in December 2012 as a result of new files being provided by our customer in December 2012. XeoHealth now expects to recognize revenues related to these activities in the third quarter of fiscal 2013. We are currently unable to quantify the value of RAC service revenues to be recognized.

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

          Mobile Virtual Card

     During the second quarter of fiscal 2013, we integrated and combined some of our legacy business units with Pbel to create our Mobile Solutions business unit. The Mobile Solutions unit is responsible for the coordination, support and growth of our MVC activities globally. We continue to engage with a number of interested parties regarding our MVC technology and have commenced software and system development to introduce VCPay in Spain and, along with our partners, in India.

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

     Acquisition of SmartSwitch Botswana

     During the second quarter of fiscal 2013, we acquired 50% of the outstanding and issued ordinary shares in SmartSwitch Botswana, a Botswana private company, for BWP 6.3 million (approximately $0.8 million) in cash. As a result of this transaction SmartSwitch Botswana is now a wholly-owned subsidiary and is consolidated in our financial statements. SmartSwitch Botswana had previously been recorded as an equity-accounted investment. Refer to Note 2 of our condensed consolidated financial statements for additional information related to this acquisition.

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

     Recent accounting pronouncements not yet adopted as of December 31, 2012

     There were no new accounting pronouncements not yet adopted by us during the three and six months ended December 31, 2012.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months		Six months ended		Year ended
	ended December 31,		December 31,		June 30,
	2012	2011	2012	2011	2012
ZAR : $ average exchange rate	8.7029	8.1146	8.4836	7.6251	7.7920
Highest ZAR : $ rate during period	9.0047	8.6005	9.0047	8.6005	8.6987
Lowest ZAR : $ rate during period	8.1933	7.6525	8.0444	6.6096	6.6096
Rate at end of period	8.4875	8.1421	8.4875	8.1421	8.2881

KRW : $ average exchange rate	1,095	1,148	1,116	1,115	1,130
Highest KRW : $ rate during period	1,116	1,202	1,156	1,202	1,202
Lowest KRW : $ rate during period	1,039	1,101	1,039	1,029	1,029
Rate at end of period	1,068	1,160	1,068	1,160	1,159

ZAR: US $ Exchange Rates

9.50
9.00
8.50
8.00
7.50
7.00
6.50
6.00
ZAR:US $
First quarter
Second quarter
Third quarter
Fourth quarter
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-29
Mar-31
Apr-30
May-31
Jun-30
F2013 ZAR
F2012 ZAR

KRW: US $ Exchange Rates

1,300
1,250
1,200
1,150
1,100
1,050
1,000
KRW:US $
First quarter
Second quarter
Third quarter
Fourth quarter
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-28
Mar-31
Apr-30
May-31
Jun-30
F2013 KRW
F2012 KRW

     Translation exchange rates

     We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2012 and 2011, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2012	2011	2012	2011	2012
Income and expense items: $1 = ZAR .	8.7405	8.1752	8.4571	7.8197	7.7186
Income and expense items: $1 = KRW	1,084	1,149	1,111	1,118	1,104

Balance sheet items: $1 = ZAR	8.4875	8.1421	8.4875	8.1421	8.2881
Balance sheet items: $1 = KRW	1,068	1,160	1,068	1,160	1,159

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

     Three and six months ended December 31, 2012, includes SmartSwitch Botswana from December 1, 2012, Pbel from September 1, 2012, and Eason for the entire period. Three and six months ended December 31, 2011, do not include SmartSwitch Botswana or Pbel, and include Eason from October 1, 2011.

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

     Second quarter of fiscal 2013 compared to second quarter of fiscal 2012

     The following factors had an influence on our results of operations during the second quarter of fiscal 2013 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 7% against the ZAR during the second quarter of fiscal 2013 which negatively impacted our reported results;
  SASSA implementation costs: We continued implementing our SASSA contract during the second quarter of fiscal 2013 and incurred additional implementation and staff costs; and
  Fiscal 2012 impacted by change in South African tax law: As a result of the change in South African tax law that replaced STC with a dividends withholding tax, fiscal 2012 tax expense included a net taxation benefit of $11.8 million, as we recorded a $20.0 million deferred tax benefit which was offset by an $8.2 million foreign tax credit valuation allowance.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended December 31,
	2012	2011	$ %
	$ ’000	$ ’000	change
Revenue	111,442	92,058	21%
Cost of goods sold, IT processing, servicing and support	47,227	34,168	38%
Selling, general and administration	48,756	28,872	69%
Depreciation and amortization	10,487	8,790	19%
Operating income	4,972	20,228	(75%	)
Interest income	2,589	1,820	42%
Interest expense	2,023	2,355	(14%	)
Income before income taxes	5,538	19,693	(72%	)
Income tax expense (benefit)	2,971	(5,378)	nm
Net income before earnings from equity-accounted investments	2,567	25,071	(90%	)
Earnings from equity-accounted investments	54	19	184%
Net income	2,621	25,090	(90%	)
Add net loss attributable to non-controlling interest	(8)	(4)	100%
Net income attributable to us	2,629	25,094	(90%	)

	In South African Rand
Table 4	(US GAAP)
	Three months ended December 31,
	2012	2011	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	974,058	752,593	29%
Cost of goods sold, IT processing, servicing and support	412,787	279,331	48%
Selling, general and administration	426,152	236,034	81%
Depreciation and amortization	91,661	71,860	28%
Operating income	43,458	165,368	(74%	)
Interest income	22,629	14,879	52%
Interest expense	17,682	19,253	(8%	)
Income before income taxes	48,405	160,994	(70%	)
Income tax expense (benefit)	25,968	(43,966)	nm
Net income before earnings from equity-accounted investments	22,437	204,960	(89%	)
Earnings from equity-accounted investments	472	155	205%
Net income	22,909	205,115	(89%	)
Add net loss attributable to non-controlling interest	(70)	(33)	112%
Net income attributable to us	22,979	205,148	(89%	)

     Analyzed in ZAR, the increase in revenue was primarily due to incremental revenue resulting from our new SASSA contract and a higher contribution from KSNET.

     Analyzed in ZAR, the increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses related to the implementation of our new SASSA contract which includes the UEPS/EMV smart cards issued to recipients during the second quarter of fiscal 2013.

     Our selling, general and administration expense increased primarily as a result of the SASSA contract implementation. Our selling, general and administration expense also includes approximately $0.5 million (ZAR 4.9 million) related to legal and accounting fees we have incurred in connection with the DOJ and SEC investigations

     Our operating income margin for the second quarter of fiscal 2013 and 2012, was 4% and 22%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to implementation costs related to the SASSA contract.

     In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract and an increase in KSNET depreciation. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 5	December 31,
	2012	2011
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	4,861	4,913
South African transaction-based activities	1,465	1,697
International transaction-based activities	3,313	3,128
Hardware, software and related technology sales	83	88

	Three months ended
Table 6	December 31,
	2012	2011
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	42,485	40,170
South African transaction-based activities	12,811	13,881
International transaction-based activities	28,957	25,572
Hardware, software and related technology sales	717	717

     Interest on surplus cash increased to $2.6 million (ZAR 22.6 million) from $1.8 million (ZAR 14.9 million). The increase resulted primarily from higher average daily ZAR cash balances.

     In US dollars, interest expense decreased to $2.0 million (ZAR 17.7 million) from $2.3 million (ZAR 18.4 million) due to a lower average long-term debt balance.

     Total fiscal 2013 tax expense was $3.0 million (ZAR 26.0 million) compared to a tax benefit of $5.4 million (ZAR 44.0 million) in fiscal 2012. The tax benefit for 2012 includes a $20.0 million benefit related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. Our effective tax rate for the three months ended December 31, 2012, was 53.6% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. Our effective tax rate for the three months ended December 31, 2011, was -27.3% and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit, which was partially offset by non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended December 31,
	2012	% of		2011	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Consolidated revenue:
SA transaction-based activities	60,764	55%		46,448	50%		31%
International transaction-based activities	33,113	30%		28,835	31%		15%
Smart card accounts	8,219	7%		7,264	8%		13%
Financial services	1,448	1%		1,944	2%		(26%	)
Hardware, software and related technology sales	7,898	7%		7,567	9%		4%
Total consolidated revenue	111,442	100%		92,058	100%		21%
Consolidated operating income:
SA transaction-based activities	1,933	39%		15,766	78%		(88%	)
Operating income before amortization	3,398			17,463
Amortization of intangible assets	(1,465)			(1,697)
International transaction-based activities	202	4%		241	1%		(16%	)
Operating income before amortization	3,515			3,369
Amortization of intangible assets	(3,313)			(3,128)
Smart card accounts	2,342	47%		3,302	16%		(29%	)
Financial services	1,048	21%		1,026	5%		2%
Hardware, software and related technology sales	795	16%		909	4%		(13%	)
Operating income before amortization	878			997
Amortization of intangible assets	(83)			(88)
Corporate/eliminations	(1,348)	(27%	)	(1,016)	(4%	)	33%
Total consolidated operating income	4,972	100%		20,228	100%		(75%	)

Table 8	In South African Rand (US GAAP)
	Three months ended December 31,
	2012			2011
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	531,108	55%		379,722	50%		40%
International transaction-based activities	289,424	30%		235,732	31%		23%
Smart card accounts	71,838	7%		59,385	8%		21%
Financial services	12,656	1%		15,893	2%		(20%	)
Hardware, software and related technology sales	69,032	7%		61,861	9%		12%
Total consolidated revenue	974,058	100%		752,593	100%		29%
Consolidated operating income:
SA transaction-based activities	16,895	39%		128,890	78%		(87%	)
Operating income before amortization	29,706			142,771
Amortization of intangible assets	(12,811)			(13,881)
International transaction-based activities	1,766	4%		1,970	1%		(10%	)
Operating income before amortization	30,723			27,542
Amortization of intangible assets	(28,957)			(25,572)
Smart card accounts	20,470	47%		26,995	16%		(24%	)
Financial services	9,160	21%		8,388	5%		9%
Hardware, software and related technology sales	6,949	16%		7,431	4%		(6%	)
Operating income before amortization	7,666			8,148
Amortization of intangible assets	(717)			(717)
Corporate/eliminations	(11,782)	(27%	)	(8,306)	(4%	)	42%
Total consolidated operating income	43,458	100%		165,368	100%		(74%	)

South African transaction-based activities

     In ZAR, the increases in segment revenue were primarily due to higher revenues earned under our new SASSA contract. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Our operating income margin for 2013 and 2012 was 3% and 34%, respectively, and has declined primarily due to SASSA implementation costs.

          Pension and welfare operations:

     Our pension and welfare operations continue to generate the majority of our revenues and operating income in this segment. See discussion under “—Recent Developments—South Africa—SASSA” for a discussion of the implementation status of our SASSA contract.

          South African transaction processors:

     The table below presents the total volume and value processed during the second quarter of fiscal 2013 and 2012:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2012	2011	2012	2011	2012	2011
CPS	28,373	9,474	2,971,163	1,085,810	25,969,448	8,876,716
EasyPay	111,380	107,786	2,960,166	2,782,124	25,873,334	22,744,423
Remaining core	111,380	107,341	2,960,166	2,762,745	25,873,334	22,585,997
Discontinued	-	445	-	19,379	-	158,426
MediKredit	2,353	2,334	160,204	135,387	1,400,261	1,106,818
FIHRST	6,178	6,268	2,503,633	2,509,453	21,883,006	20,515,278

     EasyPay has recently signed agreements with two large retailers in South Africa and commenced processing transactions for one of them during the second quarter of fiscal 2013 which resulted in a modest increase in transaction volumes. EasyPay values processed have increased primarily due to inflationary increases in the underlying average transaction values.

     MediKredit’s total volumes and values processed increased due to it commencing adjudication and processing activities for new providers, including public hospitals, private hospitals and specialist doctors. These increases were offset by the ongoing consolidation in the medical scheme industry in South Africa which has resulted in MediKredit losing adjudication and processing business as its providers are obligated to outsource these services to their parent’s processor. These events have resulted in a moderate increase in MediKredit’s transaction volumes and values, with a nominal impact on its revenue and operating loss.

     FIHRST volumes decreased due to labor strikes in the South African mining industry during the quarter. As a result of the strikes, some of FIHRST’s mining industry customers temporarily suspended wage payments which resulted in a lower number of transactions processed during the second quarter of fiscal 2013. However, as and when the strikes were settled, FIHRST’s customers requested FIHRST to process one transaction which included a catch up payment of all missed wages and any other benefits. While volumes have decreased due to the strikes, total transaction values have increased due to a higher number of customers and inflationary-related increases to the underlying transaction values. Strike activity has continued through to the third quarter of fiscal 2013 and we expect a similar reduction in our transaction volumes as a result of the practice of processing one transaction to catch up payment of all missed wages and any other benefits.

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by continued competition in the Korean marketplace but was partially offset by increased revenue contributions from KSNET, NUETS’ initiative in Iraq and SmartSwitch Botswana and favorable currency movement between the Korean won and the US dollar.

          Smart card accounts

     In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of the new SASSA contract, however, our revenue per account has decreased. We have reduced our pricing for smart card accounts after taking into consideration the lower price and higher volumes under the new contract.

     The new pricing, effective from April 1, 2012, reduced the average monthly revenue per smart card from ZAR5.50 to ZAR4.00 and the operating income margin from 45% to 28%. Operating income margin from providing smart card accounts for the second quarter of fiscal 2013 and 2012 was 28% and 45%, respectively.

     In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 6.2 million smart card-based accounts were active at December 31, 2012 compared to approximately 3.6 million active accounts as at December 31, 2011.

          Financial services

     UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants. We no longer insure our UEPS-based lending book. Revenue decreased primarily due to a decrease in the number of loans granted. Operating income increased primarily as a result of a better loss experience in our UEPS-based lending business, offset by on-going start-up expenditure incurred to establish our Smart Life insurance business and a lower contribution from our UEPS-based lending business. Smart Life did not contribute significantly to our operating income in the second quarter of fiscal 2013.

     Operating income margin for the financial services segment increased to 72% from 53%, primarily as a result of an improved margin in our UEPS-based lending book resulting from a better loss experience, offset by start-up expenditures related to Smart Life and other financial services offerings. We are not able to accurately quantify the corporate administration and overhead expenses related to this segment and therefore do not allocate such costs to this segment.

          Hardware, software and related technology sales

     In ZAR, the increase in revenue resulted primarily from an increase in royalty fees, offset by a lower contribution from other major contributors to hardware and software sales. Operating income decreased due to a lower contribution from key contributors to the operating segment, offset by the increase royalty fees. Significant quarter over quarter fluctuations in revenue, operating income and operating margin are expected due to ad hoc orders in this operating segment.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana and Iraq) or through joint ventures (such as with SmartSwitch Namibia), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS technology in a particular country.

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

          Corporate/eliminations

     The increase in our corporate expenses resulted primarily from an increase in expenses including legal and accounting fees we incurred in connection with the DOJ and SEC investigations, stock-based compensation and other corporate head office-related expenses.

     Our corporate expenses also include expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     First half of fiscal 2013 compared to first half of fiscal 2012

     The following factors had an influence on our results of operations during the first half of fiscal 2013 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 8% against the ZAR during the first half of fiscal 2013 which negatively impacted our reported results;
  SASSA implementation costs: We continued implementing our SASSA contract during the first half of fiscal 2013 and incurred additional implementation and staff costs;
  Fiscal 2012 impacted by change in South African tax law: As a result of the change in South African tax law that replaced STC with a dividends withholding tax, fiscal 2012 tax expense included a net taxation benefit of $11.8 million, as we recorded a $20.0 million deferred tax benefit which was offset by an $8.2 million foreign tax credit valuation allowance; and
  Profit on liquidation of SmartSwitch Nigeria: In fiscal 2012, we recorded a non-cash profit of $4.0 million on the liquidation of SmartSwitch Nigeria.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 10	(US GAAP)
	Six months ended December 31,
	2012	2011	$	%
	$ ’000	$ ’000		change
Revenue	223,124	191,984		16%
Cost of goods sold, IT processing, servicing and support	92,328	67,112		38%
Selling, general and administration	96,008	55,929		72%
Depreciation and amortization	20,491	17,869		15%
Operating income	14,297	51,074		(72%	)
Interest income	5,680	3,817		49%
Interest expense	4,094	4,971		(18%	)
Income before income taxes	15,883	49,920		(68%	)
Income tax expense	6,700	5,174		29%
Net income before earnings from equity-accounted investments	9,183	44,746		(79%	)
Earnings from equity-accounted investments	182	104		75%
Net income	9,365	44,850		(79%	)
Add net loss attributable to non-controlling interest	(8)	(12)		(33%	)
Net income attributable to us	9,373	44,862		(79%	)

	In South African Rand
Table 11	(US GAAP)
	Six months ended December 31,
	2012	2011	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	1,886,983	1,501,257	26%
Cost of goods sold, IT processing, servicing and support	780,827	524,795	49%
Selling, general and administration	811,950	437,348	86%
Depreciation and amortization	173,295	139,730	24%
Operating income	120,911	399,384	(70%	)
Interest income	48,036	29,848	61%
Interest expense	34,623	38,872	(11%	)
Income before income taxes	134,324	390,360	(66%	)
Income tax expense	56,663	40,459	40%
Net income before earnings from equity-accounted investments	77,661	349,901	(78%	)
Earnings from equity-accounted investments	1,539	813	89%
Net income	79,200	350,714	(77%	)
Add net loss attributable to non-controlling interest	(68)	(94)	(28%	)
Net income attributable to us	79,268	350,808	(77%	)

     Analyzed in ZAR, the increase in revenue was primarily due to incremental revenue resulting from our new SASSA contract and a higher contribution from KSNET.

     Analyzed in ZAR, the increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses related to the implementation of our new SASSA contract.

     Our selling, general and administration expense increased primarily as a result of the SASSA contract implementation. Our selling, general and administration expense for the first half of fiscal 2012 includes a non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million.

     Our operating income margin for the first half of fiscal 2013 and 2012, was 6% and 27%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to implementation costs related to the SASSA contract.

     In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract and an increase in KSNET depreciation. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Six months ended
Table 12	December 31,
	2012	2011
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	9,568	9,655
South African transaction-based activities	2,931	3,042
International transaction-based activities	6,468	6,430
Hardware, software and related technology sales	169	183

	Six months ended
Table 13	December 31,
	2012	2011
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	80,919	75,500
South African transaction-based activities	24,783	23,784
International transaction-based activities	54,701	50,281
Hardware, software and related technology sales	1,435	1,435

     Interest on surplus cash increased to $5.7 million (ZAR 48.0 million) from $3.8 million (ZAR 29.8 million). The increase resulted primarily from higher average daily ZAR cash balances.

     In US dollars, interest expense decreased to $4.1 million (ZAR 34.6 million) from $5.0 million (ZAR 38.9 million) due to a lower average long-term debt balance.

     Total fiscal 2013 tax expense was $6.7 million (ZAR 56.7 million) compared to $5.2 million (ZAR 40.5 million) in fiscal 2012. Our fiscal 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. Our effective tax rate for the six months ended December 31, 2012, was 42.2% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. Our effective tax rate for the six months ended December 31, 2011, was 10.3% and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit and a non-taxable profit on liquidation of SmartSwitch Nigeria, which was partially offset by non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 14	In United States Dollars (US GAAP)
	Six months ended December 31,
	2012	% of		2011	% of	%
Operating Segment	$ ’000	total		$ ’000	total	change
Consolidated revenue:
SA transaction-based activities	122,128	55%		96,350	50%	27%
International transaction-based activities	64,762	29%		59,090	31%	10%
Smart card accounts	16,583	7%		15,516	8%	7%
Financial services	2,832	1%		4,055	2%	(30%	)
Hardware, software and related technology sales	16,819	8%		16,973	9%	(1%	)
Total consolidated revenue	223,124	100%		191,984	100%	16%
Consolidated operating income:
SA transaction-based activities	8,333	58%		35,949	70%	(77%	)
Operating income before amortization	11,264			38,991
Amortization of intangible assets	(2,931)			(3,042)
International transaction-based activities	31	-		925	2%	(97%	)
Operating income before amortization	6,499			7,355
Amortization of intangible assets	(6,468)			(6,430)
Smart card accounts	4,727	33%		7,052	14%	(33%	)
Financial services	2,145	15%		2,437	5%	(12%	)
Hardware, software and related technology sales	2,779	19%		2,846	6%	(2%	)
Operating (loss) income before amortization .	2,948			3,029
Amortization of intangible assets	(169)			(183)
Corporate/eliminations	(3,718)	(25%	)	1,865	3%	(299%	)
Total consolidated operating income	14,297	100%		51,074	100%	(72%	)

Table 15	In South African Rand (US GAAP)
	Six months ended December 31,
	2012			2011
	ZAR	% of		ZAR	% of	%
Operating Segment	’000	total		’000	total	change
Consolidated revenue:
SA transaction-based activities	1,032,849	55%		753,428	50%	37%
International transaction-based activities	547,699	29%		462,066	31%	19%
Smart card accounts	140,244	7%		121,330	8%	16%
Financial services	23,951	1%		31,709	2%	(24%	)
Hardware, software and related technology sales	142,240	8%		132,724	9%	7%
Total consolidated revenue	1,886,983	100%		1,501,257	100%	26%
Consolidated operating income:
SA transaction-based activities	70,473	58%		281,110	70%	(75%	)
Operating income before amortization	95,256			304,894
Amortization of intangible assets	(24,783)			(23,784)
International transaction-based activities	262	-		7,233	2%	(96%	)
Operating income before amortization	54,963			57,514
Amortization of intangible assets	(54,701)			(50,281)
Smart card accounts	39,977	33%		55,145	14%	(28%	)
Financial services	18,140	15%		19,057	5%	(5%	)
Hardware, software and related technology sales	23,502	19%		22,255	6%	6%
Operating (loss) income before amortization .	24,937			23,690
Amortization of intangible assets	(1,435)			(1,435)
Corporate/eliminations	(31,443)	(25%	)	14,584	3%	(316%	)
Total consolidated operating income	120,911	100%		399,384	100%	(70%	)

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

     Our operating income margin for 2013 and 2012 was 7% and 37%, respectively, and has declined primarily due to SASSA implementation costs and higher low-margin prepaid airtime sales.

          Pension and welfare operations:

     Our pension and welfare operations continue to generate the majority of our revenues and operating income in this segment. See also discussion under “—Recent Developments—South Africa—SASSA” for a discussion of the implementation status of our SASSA contract.

          South African transaction processors:

     The table below presents the total volume and value processed during the first half of fiscal 2013 and 2012:

Table 16
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2012	2011	2012	2011	2012	2011
CPS	56,942	18,940	5,951,190	2,186,491	52,016,377	17,875,001
EasyPay(1)	213,800	251,022	5,706,997	6,634,516	48,264,644	54,238,500
Remaining core	213,800	226,626	5,706,997	5,890,595	48,264,644	48,156,795
Discontinued	-	24,396	0	743,921	-	6,081,705
MediKredit	4,977	5,180	333,066	296,093	2,816,769	2,315,358
FIHRST	12,165	12,107	4,905,921	4,932,399	41,489,867	38,569,883

     (1) – includes Eason prepaid airtime and electricity volume and value from October 1, 2011 and reclassified to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

     During the first half of fiscal 2012, one of EasyPay’s large customers decided to perform its EFT/switching activities in-house, which had an adverse impact on our volumes in the first half of fiscal 2013. EasyPay has retained its value-added services relationship with this customer and therefore the overall impact to revenue and profitability is modest. EasyPay volumes and values were impacted by its focus on higher-margin value-added services and termination of certain inefficient activities such as the hosting of processing servers for financial institutions. EasyPay has signed contracts with two large retailers and commenced processing transaction for one of them, with a modest impact on transaction volumes and values.

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

     FIHRST volumes modestly increased due to labor strikes in the South African mining industry. As a result of the strikes, some of FIHRST’s mining industry customers temporarily suspended wage payments which resulted in a lower number of transactions processed during fiscal 2013. However, as and when the strikes were settled, FIHRST’s customers requested FIHRST to process one transaction which included a catch up payment of all missed wages and any other benefits. While volumes are flat due to the strikes, total transaction values have increased due to a higher number of customers and inflationary-related increases to the underlying transaction values.

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by continued competition in the Korean marketplace, MVC activities at Net1 UTA and on-going losses at XeoHealth, but these expenses were partially offset by increased revenue contributions from KSNET and NUETS’ initiative in Iraq.

          Smart card accounts

     In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of the new SASSA contract. Operating income margin from providing smart card accounts for the first half of fiscal 2013 and 2012 was 29% and 45%, respectively.

     In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 6.2 million smart card-based accounts were active at December 31, 2012 compared to approximately 3.6 million active accounts as at December 31, 2011.

          Financial services

     UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue decreased primarily due to a decrease in the number of loans granted. Operating income decreased primarily as a result of on-going start-up expenditure incurred to establish our Smart Life insurance business and as a result of lower UEPS-based lending activity. Smart Life did not contribute significantly to our operating income in the first half of fiscal 2013.

     Operating income margin for the financial services segment increased to 76% from 60%, primarily as a result of an improved margin in our UEPS-based lending book resulting from a better loss experience, offset by start-up expenditures related to Smart Life and other financial services offerings.

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

          Corporate/eliminations

     Our first half of fiscal 2012 includes a non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million. Excluding this non-cash profit, the increase in our corporate expenses resulted primarily from higher stock-based compensation and other corporate head office-related expenses.

Liquidity and Capital Resources

     Our business has historically generated and continues to generate high levels of cash. At December 31, 2012, our cash balances were $38.1 million, which comprised mainly ZAR-denominated balances of ZAR 83.9 million ($9.9 million), KRW-denominated balances of KRW 24.4 billion ($22.8 million) and US dollar-denominated balances of $4.1 million and other currency deposits, primarily euro, of $1.3 million. The increase in our cash balances from June 30, 2012 was primarily from cash generated from operations, offset by implementation costs and capital expenditures incurred to implement our SASSA contract, a scheduled repayment of our Korean debt and the acquisition of Pbel and SmartSwitch Botswana.

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

     We have a South African short-term credit facility of approximately ZAR 250 million ($29.5 million) which remained fully undrawn as of December 31, 2012.

     As of December 31, 2012, we had outstanding long-term debt of KRW 100.6 billion (approximately $94.2 million translated at exchange rates applicable as of December 31, 2012) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (2.85% as of December 31, 2012) plus a margin of 4.10% . Semi-annual principal payments of approximately $7.6 million (translated at exchange rates applicable as of December 31, 2012) were due starting in October 2011, with final maturity scheduled for October 2015.

     Cash flows from operating activities

          Second quarter of fiscal 2013

     Net cash utilized in operating activities for the second quarter of fiscal 2013 was $6.9 million (ZAR 60.5 million) compared to $6.2 million (ZAR 50.7 million) for the second quarter of fiscal 2012. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from significant implementation costs related to our SASSA contract, partially offset by cash generated from operations.

     During the second quarter of fiscal 2013, we paid South African tax of $6.3 million (ZAR 54.4 million) related to our 2013 tax year, $3.1 million (ZAR 27.0 million) related to prior tax years and dividend withholding taxes of $0.4 million (ZAR 3.5 million). We also paid provisional Korean taxes of $0.4 million related to our tax year ended December 31, 2012. During the second quarter of fiscal 2012, we paid South African tax of $15.0 million (ZAR 123.3 million) related to our 2012 tax year, $0.1 million (ZAR 0.8 million) related to our 2011 tax year and provisional, STC of $1.5 million (ZAR 12.1 million) and Korean taxes of $0.5 million related to our tax year ended December 31, 2011.

     Taxes paid during the second quarter of fiscal 2013 and 2012 were as follows:

Table 17		Three months ended December 31,
	2012	2011	2012	2011
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	6,284	15,014	54,354	123,271
Taxation paid related to prior years	3,110	103	26,978	842
Taxation refunds received	(63)	(127)	(542)	(1,031)
Dividend withholding taxation	398	-	3,500	-
Secondary taxation on companies	-	1,485	-	12,115
Total South African taxes paid	9,729	16,475	84,290	135,197
Foreign taxes paid: primarily Korea	408	499	3,533	3,983
Total tax paid	10,137	16,974	87,823	139,180

          First half of fiscal 2013

     Net cash provided by operating activities for the first half of fiscal 2013 was $18.8 million (ZAR 159.1 million) compared to $21.0 million (ZAR 164.4 million) for the first half of fiscal 2012. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from significant implementation costs related to our SASSA contract, partially offset by cash generated from operations.

     During the first half of fiscal 2013, we paid South African tax of $6.3 million (ZAR 54.4 million) related to our 2013 tax year, $3.1 million (ZAR 27.0 million) related to prior tax years and dividend withholding taxes of $0.4 million (ZAR 3.5 million). We also paid provisional Korean taxes of $0.8 million related to our tax year ended December 31, 2012. During the first half of fiscal 2012, we paid South African tax of $15.0 million (ZAR 123.3 million) related to our 2012 tax year, $3.5 million (ZAR 26.3 million) related to our 2011 tax year and STC of $1.5 million (ZAR 12.1 million). We also paid provisional Korean taxes of $1.0 million related to our tax year ended December 31, 2011.

     Taxes paid during the first half of fiscal 2013 and 2012 were as follows:

Table 18		Six months ended December 31,
	2012	2011	2012	2011
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	6,284	15,014	54,354	123,271
Taxation paid related to prior years	3,110	3,504	26,978	26,303
Taxation refunds received	(118)	(284)	(1,006)	(2,096)
Dividend withholding taxation	398	-	3,500	-
Secondary taxation on companies	-	1,485	-	12,115
Total South African taxes paid	9,674	19,719	83,826	159,593
Foreign taxes paid: primarily Korea	805	1,036	6,812	7,793
Total tax paid	10,479	20,755	90,638	167,386

     Cash flows from investing activities

          Second quarter of fiscal 2013

     Cash used in investing activities for the second quarter of fiscal 2013 includes capital expenditure of $5.6 million (ZAR 47.5 million), primarily for payment vehicles and related equipment for our new SASSA contract and acquisition of payment processing terminals in Korea.

     During the second quarter of fiscal 2013 we paid, net of cash acquired, $0.2 million for SmartSwitch Botswana.

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

          First half of fiscal 2013

     Cash used in investing activities for the first half of fiscal 2013 includes capital expenditure of $12.1 million (ZAR 101.9 million), primarily for payment vehicles and related equipment for our new SASSA contract and acquisition of payment processing terminals in Korea.

     During the first half of fiscal 2013 we paid, net of cash acquired, $1.9 million (ZAR 16.2 million) for Pbel and $0.2 million for SmartSwitch Botswana.

     Cash used in investing activities for the first half of fiscal 2012 includes capital expenditure of $9.6 million (ZAR 74.9 million), primarily for the acquisition of payment processing terminals in Korea, POS devices to service our merchant acquiring system in South Africa and payment vehicles to service pension and welfare beneficiaries.

     During the first half of fiscal 2012, we received a net settlement of $4.9 million from the former shareholders of KSNET. We also paid $4.5 million (ZAR 36.4 million) for the Eason prepaid electricity and airtime business and $1.7 million (ZAR 13.0 million) for Smart Life.

     Cash flows from financing activities

          Second quarter of fiscal 2013

     During the second quarter of fiscal 2013, we made a scheduled $7.3 million long-term debt repayment.

     During the second quarter of fiscal 2012, we made a scheduled $7.2 million long-term debt repayment.

          First half of fiscal 2013

     In addition to the cash flows from financing activities during the second quarter of fiscal 2013 described above, during the first half of fiscal 2013, we received $0.2 million from the exercise of stock options.

     In addition to the cash flows from financing activities during the second quarter of fiscal 2012 described above, during the first half of fiscal 2012, we acquired 180,656 shares of our common stock for $1.1 million.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We expect that capital spending for the third quarter of fiscal 2013 will include computer equipment for our SASSA contract and payment terminals for the expansion of our operations in Korea.

     Our historical capital expenditures for the second quarter of fiscal 2013 and 2012 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities and—“Recent Developments—South Africa—SASSA”.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of December 31, 2012, of $3.5 million related mainly to computer equipment implement our new SASSA contract. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of December 31, 2012:

Table 19	Payments due by Period, as of December 31, 2012 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	115,707	20,377	95,330	-	-
Operating lease obligations	10,870	4,345	5,258	1,267	-
Purchase obligations	4,362	4,362	-	-	-
Other long-term obligations (B)	25,107	-	-	-	25,107
Total	156,046	29,084	100,588	1,267	25,107

(A)	– Includes $94.2 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of December 31, 2012.
(B)	– Includes policy holder liabilities of $24.3 million related to our insurance business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2012, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of December 31, 2012, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2012
Table 20				Estimated
annual
expected
interest charge
after
	Annual			hypothetical
	expected	Hypothetical		change in
	interest	change in		Korean CD
	charge	Korean CD		rate
	($ ’000)	rate		($ ’000)
Interest on Korean long-term debt	6,548	1%		7,490
		(1%	)	5,605

     The following table summarizes our exchange-traded equity securities with equity price risk as of December 31, 2012. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2012, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of December 31, 2012
Table 21
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	8,743	10%		9,617	0.24%
		(10%	)	7,869	(0.24%	)

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Part II. Other Information

Item 1. Legal Proceedings

     Suit Against AllPay

     On December 11, 2012, we commenced a lawsuit in the South Gauteng High Court in South Africa against AllPay. In our lawsuit, we have alleged that AllPay, wrongfully and unlawfully and with the intention of injuring our reputation, infringing our goodwill and reducing our share price, competed unlawfully with us, by directly or indirectly making false reports and providing false information to members of the South African media which AllPay orchestrated thereby creating the basis for false media reports which alleged or implied that the SASSA tender process was tainted by corruption through bribes by or on behalf of our subsidiary, Cash Paymaster Services;
  introducing the media reports and allegations of corruption by or on behalf of CPS in connection with the SASSA tender process into the court proceedings in South Africa instituted by AllPay which sought to set aside the award of the tender to us;
  causing an unfounded report to be made to the JSE Limited, or JSE, regarding disclosure that we made in relation to the SASSA contract;
  making a report to the U.S. Department of Justice, or DOJ, bringing to the attention of the DOJ the corruption allegations and the South African media reports and repeating the allegations made in the report to the JSE; and
  falsely seeking to create the impression in media reports and radio interviews that it had been found in the South African court proceedings described above that the tender process was tainted by corruption.

     In the lawsuit, we are seeking damages in the aggregate amount of ZAR 478 million (approximately US$55 million based on the ZAR/US dollar exchange rate on December 11, 2012) plus interest and costs.

     On January 9, 2013, AllPay filed a Notice of Intention to Defend and subsequently, on January 17, 2013 requested copies of certain documents referred to in the Particulars of Claim in accordance with the Rules of Court. Our attorneys are currently attending to the appropriate response.

     AllPay Challenge to Tender Award

     On February 8, 2012, AllPay filed an application in the North Gauteng High Court of South Africa seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the SASSA tender process and was a former contractor to SASSA. We and SASSA were included among the respondents in this proceeding. We and SASSA both opposed AllPay’s application. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. The High Court heard the matter in May 2012. We applied to the High Court to strike the allegations of corruption contained in AllPay’s court papers, as well as the newspaper articles relied upon by AllPay, from the court record. At the outset of the hearing, the High Court ordered that all these allegations and newspaper articles be struck from the court record, with a cost order against AllPay. The Court issued its ruling, in relation to the application to set aside the award, on August 28, 2012. The result of the ruling was that our contract with SASSA remained valid and was not set aside. Specifically, the High Court ruled that the tender process conducted by SASSA was illegal and invalid but that the award of the tender to us was not set aside. The court also ordered the CEO of SASSA, SASSA and us to pay costs.

     On September 12, 2012, the High Court granted all parties leave to appeal its ruling. Specifically, SASSA and we have appealed the ruling that the tender process was illegal and invalid as well as the cost order. AllPay has appealed the ruling that the award of the tender by SASSA to us should not be set aside. The appeal is scheduled to be heard before the South African Supreme Court of Appeal on February 15, 2013. We cannot predict when the Supreme Court of Appeal will rule or what its ruling will be.

     In addition to the Supreme Court of Appeal action, AllPay also approached the Constitutional Court of South Africa, the highest court in the country, for leave to appeal the High Court ruling directly to the Constitutional Court. We opposed AllPay’s application for leave to appeal directly to the Constitutional Court. On November 1, 2012, the Constitutional Court concluded that the AllPay application should be dismissed as it was not in the interest of justice to hear the matter at that stage. We believe that this ruling does not preclude any of the parties to approach the Constitutional Court again, once the outcome of the Supreme Court of Appeal proceedings is known.

Item 1A. Risk Factors

     See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock.

     Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

     The U.S. Department of Justice and the SEC are investigating whether we have violated the Foreign Corrupt Practices Act and other federal criminal laws.

     On November 30, 2012, we received a letter from the DOJ, Criminal Division informing us that the DOJ and the Federal Bureau of Investigation have begun an investigation into whether we and our subsidiaries, including our officers, directors, employees, and agents and other persons and entities possibly affiliated with us violated provisions of the FCPA and other U.S. federal criminal laws by engaging in a scheme to make corrupt payments to officials of the Government of South Africa in connection with securing our SASSA contract and also engaged in violations of the federal securities laws in connection with statements made by us in our SEC filings regarding this contract. On the same date, we received a letter from the Division of Enforcement of the SEC advising us that it is also conducting an investigation concerning our company. The SEC letter states that the investigation is a non-public, fact-finding inquiry and that the SEC investigation does not mean that the SEC has concluded that we or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. We are cooperating fully with the DOJ and the SEC regarding these investigations.

     We have been, and will continue to be, exposed to a variety of negative consequences as a result of these investigations. There could be one or more enforcement actions in respect of the matters that are the subject of one or both of the investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders or other relief, criminal convictions and/or penalties. We cannot predict accurately at this time the outcome or impact of the investigations. In addition, we have incurred and will continue to incur significant legal and other costs in responding to requests for information seeking documents, testimony and other information in connection with the investigations and cannot predict at this time the ultimate amount of all such costs. These matters will require the involvement of certain members of our senior management that will reduce the time that they have available to devote to other matters relating to our business. The investigations could affect our ability to maintain our existing business relationships and to obtain new business, as our business reputation has already suffered significant damage due to the perceptions created by an investigation of this nature. We believe that this damage to our reputation has, and will continue, to have a significant impact on our ability to execute certain aspects of our business strategy effectively.

     AllPay has appealed the ruling of the North Gauteng High Court of South Africa that the award of the SASSA tender to us should not be set aside. If AllPay’s appeal is successful, we could lose our SASSA contract.

     As described above in “Item 1. Legal Proceedings,” the August 28, 2012, High Court ruling is being appealed by all parties to the Supreme Court of Appeal, which is scheduled to hear the matter on February 15, 2013. AllPay is appealing the portion of the ruling that held that our SASSA contract should not be set aside. If AllPay is successful in its appeal, it is possible that our SASSA contract could be set aside. If that were to occur, SASSA may be required to conduct a new tender process, which would consume a substantial portion of management’s time and attention as well as create uncertainty regarding the timing and ultimate outcome. We may be required to continue providing our payment service to SASSA during such a tender period. In addition, since we were awarded the tender in January 2012, we have made major capital investments in order to perform under the contract and provide payment distribution services throughout all of South Africa. If our contract were to be set aside, it is likely that we would suffer a significant loss.

     Our Black Economic Empowerment transaction may be jeopardized as a result of the drop in our stock price after our announcement of the DOJ and SEC investigations.

     We entered into a Black Economic Empowerment, or BEE, transaction in 2012 pursuant to which, among other things, we granted a BEE consortium an option to purchase 8,955,000 shares of our common stock at an exercise price of $8.96 per share. The option expires on April 17, 2013. We entered into the BEE transaction to facilitate sustainable economic growth and social development in South Africa by adhering to the principles of broad-based BEE, to strengthen the development of our business plan and to comply with South African regulation and business practice. The exercise of the option by the BEE consortium would also substantially improve our BEE rating. As a result we would anticipate a significant enhancement of our ability to execute our longer-term strategy in South Africa and elsewhere in Africa as well as a strengthening of our business credentials that we believe are essential to maintain and accelerate the growth of our business. Our stock price decreased materially when we announced the existence of the DOJ and SEC investigations and on February 5, 2013, our stock price closed at $5.86 on the Nasdaq Stock Market. At current levels, we believe that it is unlikely that the option will be exercised prior to its expiration. If the option expires unexercised, unless we were to extend the exercise period of the option, we would not achieve the potential benefits or BEE objectives and compliance that we anticipated when we entered into the BEE transaction.

     In addition, under US generally accepted accounting principles, or GAAP, we recorded a non-cash charge of approximately $14.2 million during fiscal 2012 in respect of the grant of the option pursuant to our BEE transaction in January 2012. The $14.2 million charge was determined under GAAP as the fair value of the option on the date of grant and was expensed in full during fiscal 2012.  GAAP would require us to record an additional non-cash charge if we were to amend the option, including an amendment solely to extend the exercise period. Further, GAAP would not permit the reversal of the prior charge if the option expires unexercised. Recognition of an additional non-cash charge would adversely affect our reported results of operations in the period during which we would be required to record such charge.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2013.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director