Form 10-Q
period 2013-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2013-05-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________To ____________________

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
YES [   ]     NO [X]

As of May 7, 2013 (the latest practicable date), 45,742,407 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2013	2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,616	$39,123
Pre-funded social welfare grants receivable (Note 3)	6,954	9,684
Accounts receivable, net of allowances of – March: $3,272; June: $788	101,609	101,918
Finance loans receivable	8,773	8,141
Deferred expenditure on smart cards	3,915	4,587
Inventory (Note 4)	8,415	6,192
Deferred income taxes	6,927	5,591
Total current assets before settlement assets	179,209	175,236
Settlement assets (Note 5)	538,318	409,166
Total current assets	717,527	584,402
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF – March: $85,318; June: $74,242	50,682	52,616
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	1,112	1,508
GOODWILL (Note 7)	182,066	182,737
INTANGIBLE ASSETS, net (Note 7)	83,193	93,930
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 8)	38,426	40,700
TOTAL ASSETS	1,073,006	955,893
LIABILITIES
CURRENT LIABILITIES
Accounts payable	18,681	13,172
Other payables (Note 1)	33,324	40,167
Current portion of long-term borrowings (Note 10)	14,502	14,019
Income taxes payable	5,879	6,019
Total current liabilities before settlement obligations	72,386	73,377
Settlement obligations (Note 5)	538,318	409,166
Total current liabilities	610,704	482,543
DEFERRED INCOME TAXES	20,033	20,988
LONG-TERM BORROWINGS (Note 10)	75,255	79,760
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	23,331	25,791
TOTAL LIABILITIES	729,323	609,082
COMMITMENTS AND CONTINGENCIES
EQUITY
NET1 EQUITY:
COMMON STOCK
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - March: 45,742,707; June: 45,548,902	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: March: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL (Note 1)	160,094	155,350
TREASURY SHARES, AT COST: March: 13,455,090; June: 13,455,090	(175,823)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(88,275)	(75,722)
RETAINED EARNINGS	444,333	439,641
TOTAL NET1 EQUITY	340,388	343,505
NON-CONTROLLING INTEREST	3,295	3,306
TOTAL EQUITY	343,683	346,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,073,006	$955,893

(A) – Derived from audited financial statements (see Note 1)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$111,141	$90,664	$334,265	$282,648

EXPENSE

Cost of goods sold, IT processing, servicing and support	51,461	32,493	143,789	99,605

Selling, general and administration	53,846	36,368	149,854	92,297

Depreciation and amortization	10,560	9,325	31,051	27,194

OPERATING (LOSS) INCOME	(4,726)	12,478	9,571	63,552

INTEREST INCOME	2,515	2,164	8,195	5,981

INTEREST EXPENSE	2,023	2,244	6,117	7,215

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(4,234)	12,398	11,649	62,318

INCOME TAX EXPENSE (note 16)	472	4,611	7,172	9,785

NET (LOSS) INCOME BEFORE EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	(4,706)	7,787	4,477	52,533

EARNINGS (LOSS) FROM EQUITY- ACCOUNTED INVESTMENTS (note 6)	22	(4)	204	100

NET (LOSS) INCOME	(4,684)	7,783	4,681	52,633

(ADD) LESS NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3)	17	(11)	5

NET (LOSS) INCOME ATTRIBUTABLE TO NET1	$(4,681)	$7,766	$4,692	$52,628

Net (loss) income per share, in United States dollars (note 13)
Basic (loss) earnings attributable to Net1 shareholders	$(0.10)	$0.17	$0.10	$1.17
Diluted (loss) earnings attributable to Net1 shareholders	$(0.10)	$0.17	$0.10	$1.17

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Net (loss) income	$(4,684)	$7,783	$4,681	$52,633

Other comprehensive (loss) income, net of taxes
Movement in assets available for sale	-	-	258
Movement in foreign currency translation reserve	(22,993)	14,002	(12,811)	(26,180)
Total other comprehensive (loss) income, net of taxes	(22,993)	14,002	(12,553)	(26,180)

Comprehensive (loss) income	(27,677)	21,785	(7,872)	26,453
Less (Add) comprehensive loss (income) attributable to non-controlling interest	3	(17)	11	122
Comprehensive (loss) income attributable to Net1	$(27,674)	$21,768	$(7,861)	$26,575

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
							Accumulated
							other
			Number of		Additional		comprehensive	Total	Non-
	Number of		Treasury	Treasury	Paid-In	Retained	(loss)	Net1	controlling
	Shares	Amount	Shares	Shares	Capital	Earnings	income	Equity	Interest	Total
Balance – July 1, 2012 (Note 1)	59,003,992	$59	(13,455,090)	$(175,823)	$155,350	$439,641	$(75,722)	$343,505	$3,306	$346,811
Restricted stock granted	21,569							-		-
Exercise of options by holders	30,000	-			240			240		240
Stock-based compensation charge					3,325			3,325		3,325
Utilization of APIC pool related to
vested restricted stock					(5)			(5)		(5)
Pbel acquisition (Note 2)	142,236				1,184			1,184		1,184
Net income (loss)						4,692		4,692	(11)	4681
Other comprehensive loss							(12,553)	(12,553)		(12,553)
Balance – March 31, 2013	59,197,797	$59	(13,455,090)	$(175,823)	$160,094	$444,333	$(88,275)	$340,388	$3,295	$343,683

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cash flows from operating activities
Net (loss) income	$(4,684)	$7,783	$4,681	$52,633
Depreciation and amortization	10,560	9,325	31,051	27,194
Earnings (Loss) from equity-accounted investments	(22)	4	(204)	(100)
Fair value adjustments	(299)	(1,211)	408	(1,983)
Interest payable	1,054	694	3,363	4,469
Loss (Profit) on disposal of plant and equipment	3	(23)	(83)	(57)
Net loss on sale of 10% of Smart Life	-	-	-	81
Profit on liquidation of SmartSwitch Nigeria	-	-	-	(3,994)
Realized loss on sale of Smart Life investments	-	-	-	25
Stock-based compensation charge	1,092	843	3,325	1,882
Facility fee amortized	71	316	235	515
(Increase) Decrease in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	(4,818)	474	(3,987)	(15,321)
Decrease (Increase) in deferred expenditure on smart cards	3,800	(56)	99	(70)
Decrease (Increase) in inventory	1,149	(862)	(2,359)	(261)
Increase (Decrease) in accounts payable and other payables	4,533	583	(1,755)	(1,765)
Increase (Decrease) in taxes payable	948	5,626	354	(5,336)
Decrease in deferred taxes	(1,201)	(1,532)	(4,133)	(14,928)
Net cash provided by operating activities	12,186	21,964	30,995	42,984
Cash flows from investing activities
Capital expenditures	(5,053)	(13,879)	(17,103)	(23,465)
Proceeds from disposal of property, plant and equipment	31	117	387	385
Acquisitions, net of cash acquired (Note 2)	-	-	(2,143)	-
Acquisition of prepaid business, net of cash acquired	-	-	-	(4,481)
Acquisition of Smart Life, net of cash acquired	-	-	-	(1,673)
Acquisition of available for sale securities	-	(948)	-	(948)
Settlement from former shareholders of KSNET	-	-	-	4,945
Repayment of loan by equity-accounted investment	-	30	3	93
Purchase of investments related to insurance business	-	-	-	(2,320)
Proceeds from maturity of investments related to
insurance business	-	-	545	2,321
Net change in settlement assets	(156,363)	95,165	(168,419)	128,961
Net cash (used in) provided by investing activities	(161,385)	80,485	(186,730)	103,818
Cash flows from financing activities
Repayment of long-term borrowings	-	(4,842)	(7,307)	(12,027)
Proceeds from issue of common stock	-	-	240	-
Proceeds on sale of 10% of Smart Life	-	-	-	107
Acquisition of treasury stock	-	-	-	(1,129)
Net change in settlement obligations	156,363	(95,165)	168,419	(128,961)
Net cash provided by (used in) financing activities	156,363	(100,007)	161,352	(142,010)
Effect of exchange rate changes on cash	(2,664)	4,944	(2,124)	(11,805)
Net increase (decrease) in cash and cash equivalents	4,500	7,386	3,493	(7,013)
Cash and cash equivalents – beginning of period	38,116	80,864	39,123	95,263
Cash and cash equivalents – end of period	$42,616	$88,250	$42,616	$88,250

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the Three and Nine months Ended March 31, 2013 and 2012
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2013 and 2012, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. During the three months ended December 31, 2012, the Company identified an immaterial balance sheet misclassification related to prior periods that involved an overstatement of other payables and an understatement of additional paid-in capital of $2.0 million, respectively. The Company has corrected its condensed consolidated balance sheet as of June 30, 2012, and the opening balance as of July 1, 2012, on its condensed consolidated statement of changes in equity included in this quarterly report on Form 10-Q for this misclassification. This reclassification has no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

     References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

     Recent accounting pronouncements adopted

     In September 2012, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Testing Goodwill for Impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted this guidance beginning July 1, 2012. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

     Recent accounting pronouncements not yet adopted as of March 31, 2013

     In February 2013, the FASB issued guidance regarding Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to present (either on the face of the statement of operations or in the notes) the effects on the line items of the statement of operations for amounts reclassified out of accumulated other comprehensive income. The guidance is effective for the Company beginning July 1, 2013. Early adoption is permitted. Other than requiring additional disclosures, the Company does not anticipate a material impact on its financial statements upon adoption.

     In March 2013, the FASB issued guidance regarding Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Group of Assets Within a Foreign Entity or of an Investment in a Foreign Entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for the Company beginning July 1, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements on adoption.

2. Acquisitions

     The net cash paid related to the Company’s various acquisitions that are discussed below during the nine months ended March 31, 2013 are summarized in the table below:

2013
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

     The preliminary purchase price allocation, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Cash and cash equivalents	$584
Inventory	150
Property, plant and equipment, net	472
Goodwill (Note 7)	657
Other payables	(218)
Deferred tax liabilities	(17)
Fair value of SmartSwitch Botswana on acquisition	1,628
Less: gain on re-measurement of previously held interest in SmartSwitch Botswana	(328)
Less: carrying value of equity-accounted investment at the acquisition date (note 6)	(486)
Total purchase price	$814

     The preliminary purchase price allocation is based on management estimates as of March 31, 2013, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before September 30, 2013.

     Pbel (Proprietary) Limited

     On September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in Pbel, a South African private company, for ZAR 33 million (approximately $3.8 million). ZAR 23 million of the purchase price was paid in cash and the remaining ZAR 10 million was paid by issuing 142,236 shares of the Company’s common stock, which are earned by the sellers to the extent that Pbel achieves certain pre-defined financial performance milestones over the next three years. The 142,236 shares are divided into three equal tranches of 47,412 shares and the sellers earn the shares for each tranche only if the milestones for that particular tranche are achieved. However, the sellers will be entitled to earn all 142,236 shares if the cumulative pre-defined Pbel projected profit over the next three years is achieved or if the Company decides to abandon its Mobile Virtual Card initiative. During the three months ended March 31, 2013, Pbel achieved its predefined financial performance milestones for the first year and the sellers earned 47,412 shares of the Company’s common stock.

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

     The Company believes that the acquisition of Pbel is important in the execution of its strategy to commercialize and develop its world-wide virtual card patents and to supply secure, leading-edge technological solutions to the global payments market with particular focus on mobile-based payment solutions. Mr. Philip Marc Belamant, in his new position as Managing Director of Mobile Solutions, will oversee the Company’s Mobile Virtual Card, Kiosk, Web and WAP application research and development activities as well as related global business development initiatives.

2. Acquisitions (continued)

     Pbel (Proprietary) Limited (continued)

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

     The preliminary purchase price allocation is based on management estimates as of March 31, 2013, and may be adjusted up to one year following the closing of the acquisition. The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2013.

     Pro forma results of operations have not been presented because the effect of the SmartSwitch and Pbel acquisitions, individually and in the aggregate, were not material to the Company. During the three and nine months ended March 31, 2013, the Company incurred acquisition-related expenditure of $0.03 million and $0.1 million, respectively, related to these acquisitions. Since the closing of the SmartSwitch Botswana acquisition, it has contributed revenue and incurred a net loss, after acquired intangible asset amortization, net of taxation, of $0.3 million and $0.01 million, respectively, for the three months ended March 31, 2013, and revenue and net income of $0.4 million and $0.01 million, respectively, for the nine months ended March 31, 2013. Since the closing of the Pbel acquisition, it has contributed revenue and incurred a net loss, after acquired intangible asset amortization, net of taxation, of $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2013, and revenue and net loss of $0.7 million and $0.2 million, respectively, for the nine months ended March 31, 2013.

3. Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2013 payment service commenced on April 1, 2013, but the Company pre-funded certain merchants participating in the merchant acquiring system during the last two days of March 2013.

4. Inventory

     The Company’s inventory comprised the following categories as of March 31, 2013 and June 30, 2012.

	March 31,	June 30,
	2013	2012
Raw materials	$14	$30
Finished goods	8,401	6,162
	$8,415	$6,192

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

               Currency exchange risk

     The Company is subject to currency exchange risk because it generates the majority of its cash in South African rand and purchases inventories and services that it is required to settle in other currencies, primarily the euro and US dollar. The Company uses foreign exchange forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the South African rand, on the one hand, and the US dollar and the euro, on the other hand.

     The Company had no outstanding foreign exchange contracts as of March 31, 2013, and June 30, 2012.

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

          Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

     The Company's Level 3 asset represents an investment of 156,788,712 shares of common stock of Finbond, which are exchange-traded equity securities. Finbond’s shares are traded on the JSE Limited (“JSE”) and the Company has designated such shares as available for sale investments. The Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond relate primarily to the provision of microlending products. Finbond was recently issued a mutual banking licence and intends to offer financial products under this licence. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

     The fair value of these securities as of March 31, 2013, represented approximately 1% of the Company’s total assets, including these securities.

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,938	$-	$-	$1,938
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,027	8,027
Other	-	271	-	271
Total assets at fair value	$1,938	$271	$8,027	$10,236

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

          Assets and liabilities measured at fair value on a nonrecurring basis

     The Company measures its equity-accounted investments at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The Company has no liabilities that are measured at fair value on a nonrecurring basis.

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

     Equity-accounted investments

     During the nine months ended March 31, 2013, SmartSwitch Namibia repaid its final installment related to its outstanding loans and interest. The repayments received have been allocated to the equity-accounted investments presented in the Company’s condensed consolidated balance sheet. The cash inflow from principal repayments have been allocated to cash flows from investing activities and the cash inflow from the interest repayments have been included in cash flow from operating activities in the Company’s condensed consolidated statement of cash flows for the nine months ended March 31, 2013.

     During the nine months ended March 31, 2013, the Company acquired the remaining 50% of SmartSwitch Botswana as described in Note 2. The Company was required to remeasure the carrying value of its investment in SmartSwitch Botswana to its fair value prior to consolidation and recognized a gain of approximately $0.3 million. In addition, during the nine months ended March 31, 2013, the Company acquired a 50% interest in the ordinary shares of Netpay Solutions Private Limited (“Netpay”), a private Indian company, for $0.08 million. The Company has accounted for this investment using the equity method.

     Summarized below is the Company’s equity-accounted (loss) earnings for the three months ended March 31, 2013:

	Loss	Elimination	Total

Earnings (Loss) from equity- accounted investments	$17	$5	$22
SmartSwitch Namibia	50	5	55
Netpay	$(33)	$-	$(33)

6. Fair value of financial instruments and equity-accounted investments (continued)

     Equity-accounted investments (continued)

     Summarized below is the Company’s interest in equity-accounted investments as of June 30, 2012 and March 31, 2013:

			Earnings
	Equity	Loans	(Loss)	Elimination	Total
Balance as of June 30, 2012	$3,518	$1,419	$(3,411)	$(18)	$1,508
Netpay contribution	80	-	-	-	80
Loan repaid	-	(3)	-	-	(3)
Interest repaid	-	-	-	(53)	(53)
Earnings (loss) from equity- accounted investments	-	-	189	15	204
SmartSwitch Namibia(1)	-	-	185	15	200
SmartSwitch Botswana(1)	-	-	37	-	37
Netpay(1)	-	-	(33)	-	(33)
Foreign currency adjustment(2)	(195)	1	49	7	(138)
Consolidation of SmartSwitch Botswana (Note 2)	(1,161)	-	675	-	(486)
Balance as of March 31, 2013	$2,242	$1,417	$(2,498)	$(49)	$1,112

     (1) – includes the recognition of realized net income.
     (2) – the foreign currency adjustment represents the effects of the combined net currency fluctuations between the functional currency of the equity-accounted investments and the US dollar.

     There were no significant sales to these investees that require elimination during the three and nine months ended March 31, 2013 and 2012.

7. Goodwill and intangible assets

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2013:

Carrying
value

Balance as of June 30, 2012	$182,737
Acquisition of Pbel (Note 2)	1,691
Acquisition of SmartSwitch Botswana (Note 2)	657
Foreign currency adjustment (1)	(3,019)
Balance as of March 31, 2013	$182,066

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

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2013	2012

SA transaction-based activities	$32,665	$34,692
International transaction-based activities	116,304	111,798
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	33,097	36,247
Total	$182,066	$182,737

7. Goodwill and intangible assets (continued)

     Intangible assets

          Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2013 and June 30, 2012:

	As of March 31, 2013			As of June 30, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$93,182	$(28,675)	$64,507	$91,692	$(22,617)	$69,075
Software and unpatented technology(1)	36,216	(21,628)	14,588	36,082	(15,968)	20,114
FTS patent	4,144	(4,144)	-	4,623	(4,623)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,891	(2,793)	4,098	7,125	(2,507)	4,618
Customer database	657	(657)	-	734	(611)	123
Total finite-lived
intangible assets	$145,596	$(62,403)	$83,193	$144,762	$(50,832)	$93,930

     (1) Includes the customer relationships and software and unpatented technology acquired as part of the Pbel acquisition in September 2012.

     Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2013, was approximately $4.4 million and $14.0 million, respectively (three and nine months ended March 31, 2012, was approximately $5.0 million and $14.1 million, respectively).

     Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates prevailing on March 31, 2013, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2013	$17,369
2014	15,412
2015	15,354
2016	11,019
2017	8,684
Thereafter	$28,868

8. Reinsurance assets and policy holder liabilities under insurance and investment contracts

     Reinsurance assets and policy holder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the nine months ended March 31, 2013:

	March 31, 2013
	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2012	$23,595	($23,701)
Foreign currency adjustment (3)	(2,443)	2,454
Balance as of March 31, 2013	$21,152	($21,247)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

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

     Assets and policy holder liabilities under investment contracts

     Summarized below is the movement in assets and policy holder liabilities under investment contracts during the nine months ended March 31, 2013:

	March 31, 2013
		Investment
	Assets (1)	contracts (2)
Balances as of June 30, 2012	$1,109	($1,109)
Foreign currency adjustment (3)	(115)	115
Balance as of March 31, 2013	$994	($994)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

     The Company does not offer any investment products with guarantees related to capital or returns.

9. Short-term credit facility

     The Company has a ZAR 250 million ($27 million, translated at exchange rates applicable as of March 31, 2013) short-term South African credit facility. As of March 31, 2013, the overdraft rate on this facility was 7.85%. The Company has ceded its investment in Cash Paymaster Services (Proprietary) Limited, a wholly-owned South African subsidiary, as security for the facility. As of March 31, 2013, and June 30, 2012, the Company had utilized none of its South African short-term facility.

     Management believes that this facility is sufficient in order to meet the Company’s future obligations as they arise.

10. Long-term borrowings

     The Company’s KRW 100.6 billion ($89.8 million, translated at exchange rates applicable as of March 31, 2013) Korean senior secured loan facility is described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2012. The current carrying value as of March 31, 2013, is $89.8 million. As of March 31, 2013, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on March 31, 2013, was 6.94%. Interest expense during the three and nine months ended March 31, 2013 and 2012, was $1.7 million and $5.3 million; and $2.1 million and $6.7 million, respectively.

     The fourth and fifth scheduled principal repayments are $7.3 million each, translated at exchange rates applicable as of March 31, 2013, and have been classified as current in the Company’s condensed consolidated balance sheet. The third repayment of $7.3 million was paid on October 29, 2012 and the fourth repayment is due on April 29, 2013. The first repayment of $7.2 million was paid on November 1, 2011 and an unscheduled $4.8 million principal payment was paid in on January 30, 2012, with the proceeds of the net settlement received from the former shareholders of KSNET

11. Capital structure

     Common stock repurchases

     The Company did not repurchase any of its shares during the three and nine months ended March 31, 2013, and during the three months ended March 31, 2012, respectively. The Company repurchased 180,656 shares during the nine months ended March 31, 2012, for approximately $1.1 million.

12. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the nine months ended March 31, 2013 and 2012:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
		average	Contractual	Intrinsic	Date Fair
	Number of	exercise	Term	Value	Value
	shares	price	(in years)	($’000)	($’000)

Outstanding – June 30, 2012	2,247,583	$16.28	6.43	$602
Granted under Plan: August 2012	431,000	8.75	10.00	1,249	$2.90
Exercised	(30,000)	7.98		24
Outstanding – March 31, 2013	2,648,583	$15.15	6.23	$322

Outstanding – June 30, 2011	2,120,656	$18.44	6.82	$243
Granted under Plan: August 2011	165,000	6.59	10.00	297	$1.80
Granted under Plan: October 2011	202,000	7.98	10.00	442	$2.19
Outstanding – March 31, 2012	2,487,656	$16.81	6.55	$376

These options have an exercise price range of $6.59 to $24.46.

Exercisable	1,588,583	$18.00	5.09	$233

     During the nine months ended March 31, 2013 and 2012, respectively, 244,666 and 102,333 stock options became exercisable. No stock options became exercisable during the three months ended March 31, 2013 and 2012, respectively. Included in the 244,666 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting, in August 2012, prior to the resignation of a non-employee director. During the nine months ended March 31, 2013, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the three months ended March 31, 2013 or during the three and nine months ended March 31, 2012. The Company issues new shares to satisfy stock option exercises.

          Restricted stock

     The following table summarizes restricted stock activity for the nine months ended March 31, 2013 and 2012:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2012	646,617
Granted – August 2012	21,569	$189
Vested – August 2012	(19,715)
Vested – February 2013	(183,333)
Non-vested – March 31, 2013	465,138

Non-vested – June 30, 2011	103,672	-
Granted – August 2011	30,155	$199
Granted – February 2012	550,000	$6,111
Vested – August 2011	(6,157)	-
Vested – November 2011	(27,667)	-
Non-vested – March 31, 2012	650,003	-

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock (continued)

     The fair value of restricted stock vesting during the three and nine months ended March 31, 2013 and 2012, respectively, was $1.0 million and $1.2 million and $0.0 million and $0.3 million. Included in the 19,715 shares of restricted stock that vested in August 2012 are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director.

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $1.1 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2013
Stock-based compensation charge	$1,092	$-	$1,092
Total – three months ended March 31, 2013	$1,092	$-	$1,092

Three months ended March 31, 2012
Stock-based compensation charge	$843	$-	$843
Total – three months ended March 31, 2012	$843	$-	$843

     The Company has recorded a stock compensation charge of $3.3 million and $1.9 million for the nine months ended March 31, 2013 and 2012, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2013
Stock-based compensation charge	$3,325	$-	$3,325
Total – nine months ended March 31, 2013	$3,325	$-	$3,325

Nine months ended March 31, 2012
Stock-based compensation charge	$1,882	$-	$1,882
Total – nine months ended March 31, 2012	$1,882	$-	$1,882

     The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of March 31, 2013, the total unrecognized compensation cost related to stock options was approximately $1.5 million, which the Company expects to recognize over approximately three years. As of March 31, 2013, the total unrecognized compensation cost related to restricted stock awards was approximately $4.2 million, which the Company expects to recognize over approximately two years.

     As of March 31, 2013, the Company has recorded a deferred tax asset of approximately $1.3 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13. Earnings per share

     Basic earnings per share include restricted stock awards that meet the definition of a “participating security.” Restricted stock awards are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2013 and 2012, reflects only undistributed earnings.

13. Earnings per share (continued)

     Diluted earnings per share have been calculated to give effect to the number of additional shares of common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. The calculation of diluted earnings per share for the three and nine months ended March 31, 2013 and 2012, includes the dilutive effect of a portion of the restricted stock awards granted to employees as these restricted stock awards are considered contingently issuable shares. For the purposes of the diluted earnings per share calculation and as of March 31, 2013 and 2012, the vesting conditions in respect of a portion of the awards had not been satisfied.

     Options to purchase 11,560,863 and 11,505,863 shares of the Company’s common stock at prices ranging from $6.59 to $24.46 per share were outstanding during the three and nine months ended March 31, 2013, respectively, but have not been included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the period. The options, which expire at various dates through August 22, 2022, and include the 8,955,000 equity instrument issued pursuant to BBBEE transaction, remained outstanding as of March 31, 2013.

     The following table details the weighted average number of outstanding shares used for the calculation of earnings per share for the three and nine months ended March 31, 2013 and 2012:

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
	‘000	‘000	‘000	‘000
Weighted average number of outstanding shares of common stock – basic	45,561	45,268	45,541	45,084
Weighted average effect of dilutive securities: equity instruments	48	107	47	56
Weighted average number of outstanding shares of common stock – diluted	45,609	45,375	45,588	45,140

14. Supplemental cash flow information

     The following table presents the supplemental cash flow disclosures for the three and nine months ended March 31, 2013 and 2012:

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Cash received from interest	$2,395	$2,169	$8,104	$6,658
Cash paid for interest	$2,020	$2,202	$6,073	$7,716
Cash paid for income taxes	$1,701	$503	$12,180	$21,258

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

     The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues from external customers
SA transaction-based activities	$59,009	$46,423	$181,137	$142,773
International transaction-based activities	33,119	28,188	97,881	87,278
Smart card accounts	8,657	7,558	25,240	23,074
Financial services	1,651	2,289	4,483	6,344
Hardware, software and related technology sales	8,705	6,206	25,524	23,179
Total	$111,141	$90,664	$334,265	$282,648

15. Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Inter-company revenues
SA transaction-based activities	$1,492	$993	$9,360	$2,970
International transaction-based activities	-	-	-	-
Smart card accounts	308	390	1,095	671
Financial services	-	-	-	-
Hardware, software and related technology sales	135	362	722	1,145
Total	1,935	1,745	11,177	4,786
Operating (loss) income
SA transaction-based activities	(4,197)	8,694	4,136	44,643
International transaction-based activities	(1,362)	195	(1,331)	1,120
Smart card accounts	2,467	3,435	7,194	10,487
Financial services	1,147	1,248	3,292	3,685
Hardware, software and related technology sales	1,699	(1,301)	4,478	1,545
Corporate/Eliminations	(4,480)	207	(8,198)	2,072
Total	(4,726)	12,478	9,571	63,552
Interest income
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Corporate/Eliminations	2,515	2,164	8,195	5,981
Total	2,515	2,164	8,195	5,981
Interest expense
SA transaction-based activities	244	125	589	313
International transaction-based activities	-	-	-	44
Smart card accounts	-	-	-	-
Financial services	-	-	-	2
Hardware, software and related technology sales	81	3	207	26
Corporate/Eliminations	1,698	2,116	5,321	6,830
Total	2,023	2,244	6,117	7,215
Depreciation and amortization
SA transaction-based activities	3,198	2,172	9,628	6,423
International transaction-based activities	7,049	6,746	20,753	19,665
Smart card accounts	-	-	-	-
Financial services	163	78	347	269
Hardware, software and related technology sales	150	153	323	474
Corporate/Eliminations	-	176	-	363
Total	10,560	9,325	31,051	27,194
Income taxation (benefit) expense
SA transaction-based activities	(1,245)	2,526	991	12,540
International transaction-based activities	(587)	(88)	(1,167)	538
Smart card accounts	691	962	2,014	2,937
Financial services	327	349	937	1,025
Hardware, software and related technology sales	409	(339)	1,039	317
Corporate/Eliminations	877	1,201	3,358	(7,572)
Total	472	4,611	7,172	9,785
Net (loss) income
SA transaction-based activities	(3,199)	6,044	2,552	31,791
International transaction-based activities	(642)	405	193	958
Smart card accounts	1,776	2,473	5,178	7,550
Financial services	839	898	2,409	2,638
Hardware, software and related technology sales	1,210	(963)	3,239	1,201
Corporate/Eliminations	(4,665)	(1,091)	(8,879)	8,490
Total	$(4,681)	$7,766	$4,692	$52,628

15. Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Expenditures for long-lived assets
SA transaction-based activities	$2,583	$10,185	$7,552	$11,969
International transaction-based activities	2,074	3,587	8,844	11,042
Smart card accounts	-	-	-	-
Financial services	357	97	629	314
Hardware, software and related technology sales	39	10	78	140
Corporate/Eliminations	-	-	-	-
Total	$5,053	$13,879	$17,103	$23,465

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

     For the three and nine months ended March 31, 2013, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended March 31, 2013, was (11.1%) and is negative as a result of the loss before income taxes and differed from the South African statutory rate primarily as a result of a valuation allowance for foreign tax credits, non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. The Company’s effective tax rate for the nine months ended March 31, 2013, was 61.6% and was higher than the South African statutory rate primarily as a result of a valuation allowance for foreign tax credits, non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes.

     The Company’s effective tax rate for the three months ended March 31, 2012, was 37.19% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges). The Company’s effective tax rate for the nine months ended March 31, 2012, was 15.7% and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit, a non-taxable profit on liquidation of SmartSwitch Nigeria, which was partially offset by non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance.

     Uncertain tax positions

     The Company decreased its unrecognized tax benefits by $0.2 million during the nine months ended March 31, 2013. There were no changes during the three months ended March 31, 2013. As of March 31, 2013, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

     The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

16. Income tax (continued)

     Uncertain tax positions (continued)

     The Company files income tax returns mainly in South Africa, Korea, Austria, Botswana, the Russian Federation and in the US federal jurisdiction. As of March 31, 2013, the Company is no longer subject to any new income tax examination by the South African Revenue Service for years before March 31, 2009. In 2011, the Korea National Tax Service had completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, cash flows, or results of operations.

17. Subsequent events

     On April 19, 2013, the one-year option granted to a black economic empowerment consortium pursuant to a broad-based black economic empowerment transaction that the Company entered into on January 25, 2012, to purchase 8,955,000 shares of Company common stock at an exercise price of $8.96 per share expired unexercised. The fair value of the option was determined as approximately $14.2 million and was expensed in full during the year ended June 30, 2012 because the option vested immediately on the grant date. Accordingly, the expense recorded during the year ended June 30, 2012, will not be reversed during the year ended June 30, 2013, because the option had vested in full on the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2012, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2012 and in our Form 10-Q for the quarters ended September 30, 2012 and December 31, 2012, and Item 1A—“Risk Factors” and elsewhere in those Form 10-Qs. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

     South African Supreme Court of Appeal ruling

     On March 27, 2013, a full bench of the South African Supreme Court of Appeal dismissed the appeal by AllPay Consolidated Investment Holdings (Pty) Ltd, or AllPay, against the earlier ruling by the North Gauteng High Court that the award to us of the tender by the South African Social Security Agency, or SASSA, would not be set aside. The Supreme Court also upheld our and SASSA’s appeal against the High Court’s orders that the process conducted in awarding the contract was illegal and invalid and that we and SASSA pay AllPay’s costs occasioned by the court proceedings. The Supreme Court also ordered AllPay to pay our and SASSA’s costs occasioned by the court proceedings, including the cost of three counsel. The judges presiding at the Supreme Court hearing unanimously ruled that there were no unlawful irregularities in the tender process followed by SASSA. Accordingly, our SASSA contract to distribute social welfare grants to ten million South Africans every month, for a period of five years, remains in full force and effect. On April 18, 2013, AllPay applied for leave to appeal to the South African Constitutional Court, the highest court in the country, against the judgment of the Supreme Court. We and SASSA have opposed AllPay’s application. AllPay’s previous approach to the Constitutional Court, before the Supreme Court hearing and ruling, was rejected at that time. We cannot predict if AllPay’s leave to appeal will be granted or if it is granted, when or how the Constitutional Court would rule on the matter. See Part II, Item 1—“Legal Proceedings.”

     Government investigations

     We are continuing to cooperate with the investigations being conducted by the U.S. Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, that we have previously disclosed. We have produced documents and information to the DOJ and the SEC relating to their investigations and expect to continue to produce documents over the coming months. We also expect that the DOJ and the SEC will conduct interviews of some of our personnel as part of their investigations. See also Part II, Item 1A—“Risk Factors.”

     In addition, on February 14, 2013, we filed an application pursuant to Section 34 of the South African Prevention of Corrupt Activities Act in South Africa with the South African Police Service. Section 34 deals with the reporting of suspected fraud, theft, extortion and forgery. Matters reported under Section 34 are usually referred for investigation to the South African Directorate for Priority Crime Investigation, known as the Hawks. We filed the Section 34 application to prompt the Hawks to conduct an investigation into who may have made corruption allegations that appeared in the South African media after we were awarded the SASSA tender in January 2012. The Hawks have confirmed to us that our Section 34 application has been accepted for investigation. We have provided certain electronic information to the Hawks at their request and we will cooperate with the Hawks in their investigation.

Suit against AllPay

     We have sued AllPay alleging unlawful competition, and are seeking damages. See Part II, Item 1—“Legal Proceedings.”

     South Africa

          SASSA

     We commenced the second phase of the enrollment process in early July 2012 and substantially completed bulk enrollment by March 31, 2013, in accordance with the implementation plan agreed with SASSA. Under our agreement with SASSA, we have to enroll both the grant recipients (those individuals who receive the actual payment and are issued with our UEPS/EMV smart card), as well as the grant beneficiaries (those individuals who have qualified for the social grant, but are not necessarily the recipient of the grant). By way of example, a parent who has three children and receives a grant for all three children is the grant recipient, while the three children are each classified individually as grant beneficiaries. In this case, we capture the personal and biometric information of the parent and three children, but only the parent is issued with an UEPS/EMV smart card.

     While the number of grant recipients on a national basis has consistently been quantified by SASSA at approximately 9.4 million individuals, the number of beneficiaries was revised higher by SASSA from an initial estimate of approximately 15.5 million, to the current estimate of approximately 21.6 million. In order to complete the second phase of the implementation on time, and given the significantly higher number of beneficiaries, we increased the number of temporary employees that we hired in the second quarter of fiscal 2013 from 2,500 to approximately 5,500 and retained the higher employee base through all of the third quarter of fiscal 2013. Having substantially concluded bulk enrollment by March 31, 2013, our temporary employee headcount has since declined to approximately 3,000 at April 30, 2013.

     During the third quarter of fiscal 2013, we enrolled a further 5.8 million grant recipients and an additional 6.7 million beneficiaries. Accordingly, as of March 31, 2013, we had enrolled a total of 19.0 million people which comprises approximately 8.5 million grant recipients and 10.5 million beneficiaries associated with these recipients in accordance with our second phase enrollment schedule, and issued them our UEPS/EMV smart card.

     During March 2013, the Minister of Social Development and SASSA announced that the deadline for the enrollment of grant recipients would be extended to April 30, 2013. We therefore continued with the enrollment process for the month of April 2013 and expect no further extensions to be granted by the Minister and SASSA. Those beneficiaries who have not presented themselves for enrollment at the end of April 2013 will receive grant cancellation notices. This may result in the final total number of enrolled grant recipients and cardholders being less than the numbers provided in the original database.

     The graph below presents our enrollment progress from inception to April 30, 2013:

     There is a time lag between when a current grant recipient is issued a UEPS/EMV card and when the recipient receives grants onto the UEPS/EMV smart card. For instance, recipients enrolled in March 2013 and issued a UEPS/EMV smart card were only paid onto that card in the April 2013 pay cycle. When a new grant recipient is approved by SASSA, the recipient is enrolled, issued a UEPS/EMV smart card and immediately paid on this card. We are paid by SASSA for each recipient paid by us, regardless of type of card or channel and therefore for the month of March 2013, we earned revenue from SASSA based on the distribution of grants to 9,602,639 recipients.

     During the third quarter of fiscal 2013, we incurred direct implementation expenses of approximately $16.1 million (ZAR 140.5 million), including staff, travel, temporary infrastructure hire, fixed premises hire for enrollment and stationery costs. We are unable to quantify the value of time spent by our executives and pension and welfare operations managers and staff that service the five provinces in which we operated under the previous contract and that have assisted in the implementation of the national contract.

     We also expensed $4.5 million (ZAR 39.3 million) related to the cost of the UEPS/EMV smart cards issued during the quarter, which is not included in the $16.1 million (ZAR 140.5 million) of direct implementation expenses described above. During the year to date fiscal 2013, we have incurred direct implementation expenses of $48.2 million (ZAR 414.2 million) and UEPS/EMV smart card expenses of $9.2 million (ZAR 79.9 million).

     We also incurred approximately $1.4 million in capital expenditures related to the implementation during the third quarter of fiscal 2013. Since inception of the implementation we have incurred cumulative capital expenditures of $26.6 million. We have substantially completed the bulk enrollment of recipients and beneficiaries and do not expect any further significant capital expenditures related to this process and expect our cumulative capital expenditure to remain below our prior estimate of $30 million.

     See Part II, Item 1—“Legal Proceedings” for an update on legal proceedings associated with our SASSA contract.

          Smart Life life license

     During January 2013, the South African Financial Services Board, or FSB, suspended Smart Life’s life insurance license and prohibited it from writing any new long-term insurance policies in South Africa. We are currently preparing a submission to the FSB to uplift the suspension, but we cannot predict what the outcome will be.

     Outside South Africa

          XeoHealth

     The commencement of the recovery audit contractor, or RAC, services and desk review recovery referrals identified through our XeoRulesTM engine for Cognosante in North Dakota has been delivered and Cognosante has commenced issuing recovery letters to providers. Under our contract, we are compensated based on a percentage of the final recoveries identified by our XeoRules claim re-adjudicating service for the audit period of five years, as well as the desk review recovery referrals identified through our XeoRules engine. XeoHealth now expects to recognize revenues related to these activities in the fourth quarter of fiscal 2013. We are currently unable to quantify the value of RAC service revenues to be recognized during any particular future quarter.

     XeoHealth has also been subcontracted by Cognosante to provide both the automated audit as well the analysis services as required by the RAC for the State of Missouri Medicaid. We have recently completed the business rules and audit findings and received approval from the State of Missouri Medicaid which enabled us to commence performing the required services in the third quarter of fiscal 2013. The results have been delivered to Cognosante for cycle 1 and recovery letters are being issued to providers. Similar to North Dakota, XeoHealth will be compensated based on a percentage of the final recoveries identified by our XeoRules claims re-adjudicating service for the audit period of three years, as well as the desk review recovery referrals identified through our XeoRules engine.

     XeoHealth has been requested by the Department of Behavioral Health and Intellectual Disability Services of Philadelphia, or DBHIDS, to expand the current services offered to Community Behavioral Health, or CBH, to individual practices contracted to DBHIDS for delivery of Office of Mental Health services as a result of the impact that XeoRules has had on CBH. XeoHealth is currently engaging DBHIDS in this regard.

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

          The African Continent and Iraq

     During the third quarter of fiscal 2013, NUETS was informed in writing by International Smart Card LLC, or ISC, its customer in Iraq, that it would not renew its contracts with NUETS upon their expiration. As a result, NUETS stopped processing transactions for its Iraqi customer at the end of February 2013, but has some minor remaining contractual commitments over the next several months. In addition, ISC has not paid several outstanding invoices and we have provided an amount of $2.3 million as doubtful debts. We have instituted debt recovery procedures to recover the outstanding amounts but we cannot predict the outcome, or timing, of these procedures. NUETS continued to service its current customers on the African continent and continued its business development efforts, including responding to a number of tenders, in multiple countries on the African continent during the year.

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

     Recent accounting pronouncements not yet adopted as of March 31, 2013

     Refer to note 1 to the unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2013, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months		Nine months ended		Year ended
	ended March 31,		March 31,		June 30,
	2013	2012	2013	2012	2012
ZAR : $ average exchange rate	8.9461	7.7822	8.6355	7.6771	7.7920
Highest ZAR : $ rate during period	9.3645	8.2333	9.3645	8.6005	8.6987
Lowest ZAR : $ rate during period	8.4067	7.4001	8.0444	6.6096	6.6096
Rate at end of period	9.2451	7.693	9.2451	7.693	8.2881
KRW : $ average exchange rate	1,090	1,133	1,107	1,121	1,130
Highest KRW : $ rate during period	1,126	1,165	1,156	1,202	1,202
Lowest KRW : $ rate during period	1,019	1,090	1,019	1,029	1,029
Rate at end of period	1,121	1,135	1,121	1,135	1,159

     Translation exchange rates for financial reporting purposes

     For financial reporting purposes we are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2013 and 2012, vary from the averages shown in the table above. The average rate for the three and nine months ended March 31, 2013, is significantly lower than the actual average exchange rate because we incurred a loss in one month at a higher actual rate which results in an overall lower average rate for financial reporting purposes. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2013	2012	2013	2012	2012
Income and expense items: $1 = ZAR	8.4662	7.8521	8.4578	7.8245	7.7186
Income and expense items: $1 = KRW	1,113	1,126	1,112	1,119	1,104

Balance sheet items: $1 = ZAR	9.2451	7.693	9.2451	7.693	8.2881
Balance sheet items: $1 = KRW	1,121	1,135	1,121	1,135	1,159

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

     Three months ended March 31, 2013, includes SmartSwitch Botswana, Pbel and Eason for the entire period. Nine months ended March 31, 2013, includes SmartSwitch Botswana from December 1, 2012, Pbel from September 1, 2012, and Eason for the entire period. Three and nine months ended March 31, 2012, do not include SmartSwitch Botswana or Pbel, and include Eason from October 1, 2011.

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

     Third quarter of fiscal 2013 compared to third quarter of fiscal 2012

     The following factors had an influence on our results of operations during the third quarter of fiscal 2013 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 8% against the ZAR during the third quarter of fiscal 2013 which negatively impacted our reported results;
  SASSA implementation costs: We substantially completed the implementation of our SASSA contract during the third quarter of fiscal 2013 and incurred additional implementation and staff costs;
  DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $4.2 million; and
  Bad debt provision for amounts due under expired Iraqi contracts: We have provided $2.3 million related to the expired NUETS Iraqi customer contracts.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3		(US GAAP)
	Three months ended March 31,
	2013	2012	$ %
	$ ’000	$ ’000	change
Revenue	111,141	90,664	23%
Cost of goods sold, IT processing, servicing and support	51,461	32,493	58%
Selling, general and administration	53,846	36,368	48%
Depreciation and amortization	10,560	9,325	13%
Operating (loss) income	(4,726)	12,478	nm
Interest income	2,515	2,164	16%
Interest expense	2,023	2,244	(10%	)
(Loss) Income before income tax expense	(4,234)	12,398	nm
Income tax expense	472	4,611	(90%	)
Net (loss) income before earnings (loss) from equity-accounted
investments	(4,706)	7,787	nm
Earnings (Loss) from equity-accounted investments	22	(4)	nm
Net (loss) income	(4,684)	7,783	nm
(Add) Less net (loss) income attributable to non-controlling interest	(3)	17	nm
Net (loss) income attributable to us	(4,681)	7,766	nm

	In South African Rand
Table 4	(US GAAP)
	Three months ended March 31,
	2013	2012
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	940,942	711,902	32%
Cost of goods sold, IT processing, servicing and support	435,680	255,139	71%
Selling, general and administration	455,871	285,566	60%
Depreciation and amortization	89,403	73,220	22%
Operating (loss) income	(40,012)	97,977	nm
Interest income	21,292	16,992	25%
Interest expense	17,127	17,620	(3%	)
(Loss) Income before income tax expense	(35,847)	97,349	nm
Income tax expense	3,996	36,206	(89%	)
Net (loss) income before earnings (loss) from equity-accounted
investments	(39,843)	61,143	nm
Earnings (Loss) from equity-accounted investments	186	(31)	nm
Net (loss) income	(39,657)	61,112	nm
(Add) Less net (loss) income attributable to non-controlling interest	(25)	133	nm
Net (loss) income attributable to us	(39,632)	60,979	nm

     The increase in revenue was primarily due to incremental revenue resulting from our new SASSA contract and a higher contribution from KSNET.

     The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses related to the implementation of our new SASSA contract which includes the UEPS/EMV smart cards issued to recipients during the third quarter of fiscal 2013.

     Our selling, general and administration expense increased primarily due to the SASSA contract implementation costs described above, legal fees of approximately $4.2 million (ZAR 35.7 million) in connection with the government investigations and the bad debt provision for amounts owed to NUETS by ISC, its Iraqi customer. As of March 31, 2013, ISC owed NUETS $2.3 million, primarily for transaction processing fees. NUETS’ attempts to contact the Iraqi consortium have failed and we believe that a provision is required for the full amount outstanding. We have instituted debt recovery procedures and fully intend to pursue the recovery of the outstanding amounts, but believe that a full provision is required because we have been unable to contact the Iraqi consortium members and due to the difficulty of recovering funds from a foreign jurisdiction in which we do not have a presence. Our selling, general and administration expense for fiscal 2012 included SASSA contract implementation costs of $1.3 million and cash bonuses of $5.4 million related to our SASSA tender award.

     Our operating (loss) income margin for the third quarter of fiscal 2013 and 2012, was (4)% and 14%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to higher implementation costs related to the SASSA contract, DOJ and SEC investigation costs and the provision for the amount owed by ISC, NUETS’ Iraqi customer, in fiscal 2013.

     In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract, partially offset by no MediKredit intangible asset amortization as the MediKredit intangible assets were fully amortized at the end of December 2012. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Three months ended
Table 5	March 31,
	2013	2012
	$’000	$ ’000
Amortization included in depreciation and amortization expense:	4,384	5,042
South African transaction-based activities	1,070	1,758
International transaction-based activities	3,228	3,192
Hardware, software and related technology sales	86	92

	Three months ended
Table 6	March 31,
	2013	2012
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	37,113	39,594
South African transaction-based activities	9,067	13,813
International transaction-based activities	27,329	25,064
Hardware, software and related technology sales	717	717

     Interest on surplus cash increased to $2.5 million (ZAR 21.3 million) from $2.2 million (ZAR 17.0 million). The increase resulted primarily from higher average daily ZAR cash balances.

     Interest expense decreased to $2.0 million (ZAR 17.1 million) from $2.2 million (ZAR 17.6 million) due to a lower average long-term debt balance.

     Total fiscal 2013 tax expense was $0.5 million (ZAR 4.0 million) compared to $4.6 million (ZAR 36.2 million) in fiscal 2012. Our effective tax rate for the three months ended March 31, 2013, was (11.1)% and is negative as a result of the loss before income taxes and differed from the South African statutory rate primarily as a result of a valuation allowance for foreign tax credits, non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. Our effective tax rate for the three months ended March 31, 2012, was 37% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended March 31,
	2013	% of		2012	% of		%
Operating Segment	$’000	total		$’000	total		change
Consolidated revenue:
SA transaction-based activities	59,009	53%		46,423	51%		27%
International transaction-based activities	33,119	30%		28,188	31%		17%
Smart card accounts	8,657	8%		7,558	8%		15%
Financial services	1,651	1%		2,289	3%		(28%	)
Hardware, software and related technology sales	8,705	8%		6,206	7%		40%
Total consolidated revenue	111,141	100%		90,664	100%		23%
Consolidated operating (loss) income:
SA transaction-based activities	(4,197)	89%		8,694	70%		nm
Operating (loss) income before amortization	(3,127)			10,452
Amortization of intangible assets	(1,070)			(1,758)
International transaction-based activities	(1,362)	29%		195	2%		nm
Operating income before amortization	1,866			3,387
Amortization of intangible assets	(3,228)			(3,192)
Smart card accounts	2,467	(52%	)	3,435	28%		(28%	)
Financial services	1,147	(24%	)	1,248	10%		(8%	)
Hardware, software and related technology sales	1,699	(36%	)	(1,301)	(10%	)	nm
Operating income (loss) before amortization	1,785			(1,209)
Amortization of intangible assets	(86)			(92)
Corporate/eliminations	(4,480)	94%		207	-%		nm
Total consolidated operating (loss) income	(4,726)	100%		12,478	100%		(138%	)

Table 8	In South African Rand (US GAAP)
	Three months ended March 31,
	2013			2012
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	499,582	53%		364,518	51%		37%
International transaction-based activities	280,392	30%		221,335	31%		27%
Smart card accounts	73,292	8%		59,346	8%		23%
Financial services	13,978	1%		17,973	3%		(22%	)
Hardware, software and related technology sales	73,698	8%		48,730	7%		51%
Total consolidated revenue	940,942	100%		711,902	100%		32%
Consolidated operating (loss) income:
SA transaction-based activities	(35,533)	89%		68,266	70%		nm
Operating (loss) income before amortization	(26,466)			82,079
Amortization of intangible assets	(9,067)			(13,813)
International transaction-based activities	(11,531)	29%		1,531	2%		nm
Operating income before amortization	15,798			26,595
Amortization of intangible assets	(27,329)			(25,064)
Smart card accounts	20,886	(52%	)	26,972	28%		(23%	)
Financial services	9,711	(24%	)	9,799	10%		(1%	)
Hardware, software and related technology sales	14,384	(36%	)	(10,216)	(10%	)	nm
Operating income (loss) before amortization	15,101			(9,499)
Amortization of intangible assets	(717)			(717)
Corporate/eliminations	(37,929)	94%		1,625	-%		nm
Total consolidated operating (loss) income	(40,012)	100%		97,977	100%		(141%	)

          South African transaction-based activities

     In ZAR, the increases in segment revenue were primarily due to higher revenues earned under our new SASSA contract. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Our operating (loss) income margin for 2013 and 2012 was (7)% and 19%, respectively, and has declined primarily due to the higher SASSA implementation costs.

          Pension and welfare operations:

     Our pension and welfare operations continue to generate the majority of our revenues and operating income in this segment. See discussion under “—Recent Developments—South Africa—SASSA” for a discussion of the implementation status of our SASSA contract.

          South African transaction processors:

     The table below presents the total volume and value processed during the third quarter of fiscal 2013 and 2012:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2013	2012	2013	2012	2013	2012
CPS	28,727	9,460	3,031,625	1,139,595	25,666,342	8,948,214
EasyPay	105,708	96,139	2,815,953	2,519,319	23,840,425	19,781,946
MediKredit	2,706	2,733	175,651	147,120	1,487,096	1,155,201
FIHRST	5,933	5,951	2,381,514	2,411,275	20,162,374	18,933,574

     EasyPay has recently signed agreements with two large retailers in South Africa and commenced processing transactions for one of them during the second quarter of fiscal 2013 which resulted in an increase in transaction volumes this quarter. EasyPay values processed have increased primarily due to inflationary increases in the underlying average transaction values and the new retailer.

     MediKredit’s total volumes processed decreased moderately due to the on-going consolidation in the medical scheme industry in South Africa which has resulted in MediKredit losing adjudication and processing business as its providers are obligated to outsource these services to their parent’s processor. This moderate decrease in volumes has been offset by commencing adjudication and processing activities for new providers, including public hospitals, private hospitals and specialist doctors. MediKredit’s total value processed has increased due to the significant increase in the underlying cost of medical services and products in the South African medical scheme industry.

     FIHRST volumes modestly decreased due to on-going labor strikes in the South African mining industry during the quarter. As a result of the on-going strikes, some of FIHRST’s mining industry customers temporarily suspended wage payments which resulted in a lower number of transactions processed during the third quarter of fiscal 2013. However, as and when the strikes were settled, FIHRST’s customers requested FIHRST to process one transaction which included a catch up payment of all missed wages and any other benefits. While volumes have decreased due to the strikes, total transaction values have increased due to a higher number of customers and inflationary-related increases to the underlying transaction values. Strike activity has continued through to the fourth quarter of fiscal 2013 and we expect a similar reduction in our transaction volumes as a result of the practice of processing one transaction to catch up payment of all missed wages and any other benefits.

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues and operating income in this operating segment. Revenue was modestly impacted by ISC notifying NUETS that it would not renew its contracts upon their expiration. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by the expiration of the Iraqi contracts with ISC and the related bad debt provision required as well as on-going competition in the Korean marketplace, but was partially offset by increased revenue contributions from KSNET.

          Smart card accounts

     In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of the new SASSA contract, however, our revenue per account has decreased in fiscal 2013. We reduced our pricing for smart card accounts after taking into consideration the lower price and higher volumes under the new contract.

     The new pricing, effective from April 1, 2012, reduced the average monthly revenue per smart card from ZAR5.50 to ZAR4.00 and the operating income margin from 45% to 28%. Operating income margin from providing smart card accounts for the third quarter of fiscal 2013 and 2012 was 28% and 45%, respectively.

     In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 6.6 million smart card-based accounts were active at March 31, 2013 compared to approximately 3.5 million active accounts as at March 31, 2012.

          Financial services

     UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in some of the provinces where we distribute social welfare grants. We no longer insure our UEPS-based lending book. Revenue decreased primarily due to a decrease in the number of loans granted. Operating income decreased primarily as a result of on-going start-up expenditure incurred to establish our Smart Life insurance business and a lower contribution from our UEPS-based lending business. Smart Life did not contribute to operating income in the third quarter of fiscal 2013 and is currently unable to issue new insurance policies as a result of the suspension of its license.

     Operating income margin for the financial services segment increased to 69% from 55%, primarily as a result of an improved margin in our UEPS-based lending book resulting from a better loss experience, offset by start-up expenditures related to Smart Life and other financial services offerings. We are not able to accurately quantify the corporate administration and overhead expenses related to this segment and therefore do not allocate such costs to this segment.

          Hardware, software and related technology sales

     In ZAR, the increase in revenue resulted primarily from an increase in royalty fees and ad hoc hardware sales, offset by a lower contribution from most other major contributors to hardware and software sales. Operating income increased due the higher royalty fees and ad hoc hardware sales, offset by the lower contribution from most key contributors to the operating segment. Significant quarter over quarter fluctuations in revenue, operating income and operating margin are expected due to ad hoc orders in this operating segment.

     As we expand internationally, whether through traditional selling arrangements to provide products and services (such as in Ghana or through joint ventures (such as with SmartSwitch Namibia), we expect to receive revenues from sales of hardware and from software customization and licensing to establish the infrastructure of POS terminals and smart cards necessary to enable utilization of the UEPS technology in a particular country. To the extent that we enter into joint ventures and account for the investment as an equity investment, we are required to eliminate our portion of the sale of hardware, software and licenses to the investees. The sale of hardware, software and licenses under these arrangements occur on an ad hoc basis as new arrangements are established, which can materially affect our revenues and operating income in this segment from period to period.

          Corporate/eliminations

     The increase in our corporate expenses resulted primarily from legal fees we incurred in connection with the DOJ and SEC investigations, stock-based compensation and other corporate head office-related expenses.

     Our corporate expenses also include expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     Year to date fiscal 2013 compared to year to date fiscal 2012

     The following factors had an influence on our results of operations during the year to date fiscal 2013 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 8% against the ZAR during the year to date fiscal 2013 which negatively impacted our reported results;
  SASSA implementation costs: We continued implementing our SASSA contract during the year to date fiscal 2013 and incurred higher implementation and staff costs compared with fiscal 2012;
  DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $4.8 million; and
  Bad debt provision for amounts due under expired Iraqi contracts: We have provided $2.3 million related to the expired NUETS Iraqi customer contracts;
  Fiscal 2012 impacted by change in South African tax law: As a result of the change in South African tax law that replaced STC with a dividends withholding tax, fiscal 2012 tax expense included a net taxation benefit of $10.1 million, as we recorded a $18.3 million deferred tax benefit which was offset by an $8.2 million foreign tax credit valuation allowance; and
  Profit on liquidation of SmartSwitch Nigeria: In fiscal 2012, we recorded a non-cash profit of $4.0 million on the liquidation of SmartSwitch Nigeria.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 10	(US GAAP)
	Nine months ended March 31,
	2013	2012	$ %
	$’000	$ ’000	change
Revenue	334,265	282,648	18%
Cost of goods sold, IT processing, servicing and support	143,789	99,605	44%
Selling, general and administration	149,854	92,297	62%
Depreciation and amortization	31,051	27,194	14%
Operating income	9,571	63,552	(85%	)
Interest income	8,195	5,981	37%
Interest expense	6,117	7,215	(15%	)
Income before income tax expense	11,649	62,318	(81%	)
Income tax expense	7,172	9,785	(27%	)
Net income before earnings from equity-accounted investments	4,477	52,533	(91%	)
Earnings from equity-accounted investments	204	100	104%
Net income	4,681	52,633	(91%	)
(Add) Less net (loss) income attributable to non-controlling interest	(11)	5	nm
Net income attributable to us	4,692	52,628	(91%	)

	In South African Rand
Table 11	(US GAAP)
	Nine months ended March 31,
	2013	2012	ZAR
	ZAR	ZAR	%
	’000	’000	change
Revenue	2,827,147	2,211,580	28%
Cost of goods sold, IT processing, servicing and support	1,216,139	779,360	56%
Selling, general and administration	1,267,435	722,178	76%
Depreciation and amortization	262,624	212,780	23%
Operating income	80,949	497,262	(84%	)
Interest income	69,312	46,799	48%
Interest expense	51,736	56,454	(8%	)
Income before income tax expense	98,525	487,607	(80%	)
Income tax expense	60,659	76,563	(21%	)
Net income before earnings from equity-accounted investments	37,866	411,044	(91%	)
Earnings from equity-accounted investments	1,725	782	121%
Net income	39,591	411,826	(90%	)
(Add) Less net (loss) income attributable to non-controlling interest	(93)	39	nm
Net income attributable to us	39,684	411,787	(90%	)

     The increase in revenue was primarily due to incremental revenue resulting from our new SASSA contract and a higher contribution from KSNET.

     The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses related to the implementation of our new SASSA contract which includes the UEPS/EMV smart cards issued to recipients during fiscal 2013.

     Our selling, general and administration expense increased primarily due to the SASSA contract implementation costs described above, legal fees of approximately $4.8 million (ZAR 40.4 million) in connection with the government investigations and the bad debt provision bad debt provision for amounts owed to NUETS by ISC, its Iraqi customer. Our selling, general and administration expense for fiscal 2012 included SASSA contract implementation costs of $1.3 million and cash bonuses of $5.4 million related to our SASSA tender award and a non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million.

     Our operating income margin for the year to date fiscal 2013 and 2012, was 3% and 22%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to higher implementation costs related to the SASSA contract, DOJ and SEC investigation costs and the provision for the amount owed by ISC, NUETS’ Iraqi customer, in fiscal 2013.

     In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

	Nine months ended
Table 12	March 31,
	2013	2012
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	13,954	14,709
South African transaction-based activities	4,003	4,805
International transaction-based activities	9,697	9,630
Hardware, software and related technology sales	254	274

	Nine months ended
Table 13	March 31,
	2013	2012
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	118,024	115,096
South African transaction-based activities	33,857	37,594
International transaction-based activities	82,015	75,350
Hardware, software and related technology sales	2,152	2,152

     Interest on surplus cash increased to $8.2 million (ZAR 69.3 million) from $6.0 million (ZAR 46.8 million). The increase resulted primarily from higher average daily ZAR cash balances.

     Interest expense decreased to $6.1 million (ZAR 51.7 million) from $7.2 million (ZAR 56.5 million) due to a lower average long-term debt balance.

     Total fiscal 2013 tax expense was $7.2 million (ZAR 60.7 million) compared to $9.8 million (ZAR 76.6 million) in fiscal 2013. Our fiscal 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. Our effective tax rate for fiscal 2013, was 61.6% and was higher than the South African statutory rate primarily as a result of a valuation allowance for foreign tax credits, non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. Our effective tax rate for fiscal 2012, was 15.7% and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit and a non-taxable profit on liquidation of SmartSwitch Nigeria, which was partially offset by non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 14	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2013	% of		2012	% of	%
Operating Segment	$’000	total		$’000	total	change
Consolidated revenue:
SA transaction-based activities	181,137	54%		142,773	51%	27%
International transaction-based activities	97,881	29%		87,278	31%	12%
Smart card accounts	25,240	8%		23,074	8%	9%
Financial services	4,483	1%		6,344	2%	(29%	)
Hardware, software and related technology sales	25,524	8%		23,179	8%	10%
Total consolidated revenue	334,265	100%		282,648	100%	18%
Consolidated operating income:
SA transaction-based activities	4,136	43%		44,643	70%	(91%	)
Operating income before amortization	8,139			49,448
Amortization of intangible assets	(4,003)			(4,805)
International transaction-based activities	(1,331)	(14%	)	1,120	2%	(219%	)
Operating income before amortization	8,366			10,750
Amortization of intangible assets	(9,697)			(9,630)
Smart card accounts	7,194	75%		10,487	17%	(31%	)
Financial services	3,292	34%		3,685	6%	(11%	)
Hardware, software and related technology sales	4,478	47%		1,545	2%	190%
Operating (loss) income before amortization	4,732			1,819
Amortization of intangible assets	(254)			(274)
Corporate/eliminations	(8,198)	(85%	)	2,072	3%	nm
Total consolidated operating income	9,571	100%		63,552	100%	(85%	)

Table 15	In South African Rand (US GAAP)
	Nine months ended March 31,
	2013			2012
	ZAR	% of		ZAR	% of	%
Operating Segment	’000	total		’000	total	change
Consolidated revenue:
SA transaction-based activities	1,532,021	54%		1,117,127	51%	37%
International transaction-based activities	827,858	29%		682,907	31%	21%
Smart card accounts	213,475	8%		180,543	8%	18%
Financial services	37,916	1%		49,639	2%	(24%	)
Hardware, software and related technology sales	215,877	8%		181,364	8%	19%
Total consolidated revenue	2,827,147	100%		2,211,580	100%	28%
Consolidated operating income:
SA transaction-based activities	34,981	43%		349,309	70%	(90%	)
Operating income before amortization	68,838			386,903
Amortization of intangible assets	(33,857)			(37,594)
International transaction-based activities	(11,257)	(14%	)	8,763	2%	(228%	)
Operating income before amortization	70,758			84,113
Amortization of intangible assets	(82,015)			(75,350)
Smart card accounts	60,845	75%		82,056	17%	(26%	)
Financial services	27,843	34%		28,833	6%	(3%	)
Hardware, software and related technology sales	37,874	47%		12,089	2%	213%
Operating (loss) income before amortization	40,026			14,241
Amortization of intangible assets	(2,152)			(2,152)
Corporate/eliminations	(69,337)	(85%	)	16,212	3%	nm
Total consolidated operating income	80,949	100%		497,262	100%	(84%	)

          South African transaction-based activities

     In ZAR, the increases in segment revenue were primarily due to higher revenues earned under our new SASSA contract. Segment revenues include the transaction fees we earn through our merchant acquiring system and reflect the elimination of inter-company transactions.

     Our operating income margin for 2013 and 2012 was 2% and 31%, respectively, and has declined primarily due to SASSA implementation costs.

          Pension and welfare operations:

     Our pension and welfare operations continue to generate the majority of our revenues and operating income in this segment. See also discussion under “—Recent Developments—South Africa—SASSA” for a discussion of the implementation status of our SASSA contract.

          South African transaction processors:

     The table below presents the total volume and value processed during the year to date fiscal 2013 and 2012:

Table 16
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2013	2012	2013	2012	2013	2012
CPS	85,669	28,400	9,184,743	3,428,106	77,682,718	26,823,214
EasyPay(1)	319,508	347,161	8,525,275	9,460,086	72,105,069	74,020,446
Remaining core	319,508	322,765	8,525,275	8,682,822	72,105,069	67,938,741
Discontinued	-	24,396	-	777,264	-	6,081,705
MediKredit	7,684	7,913	508,863	443,550	4,303,865	3,470,559
FIHRST	18,098	18,046	7,289,395	7,348,474	61,652,241	57,498,134

(1) – includes Eason prepaid airtime and electricity volume and value from October 1, 2012 and reclassified to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

     During the year to date fiscal 2012, one of EasyPay’s large customers decided to perform its EFT/switching activities in-house, which had an adverse impact on our volumes in the year to date fiscal 2012. EasyPay has retained its value-added services relationship with this customer and therefore the overall impact to revenue and profitability is modest. EasyPay volumes and values were impacted by its focus on higher-margin value-added services and termination of certain inefficient activities such as the hosting of processing servers for financial institutions. EasyPay has signed contracts with two large retailers and commenced processing transaction for one of them, with a modest impact on transaction volumes and values.

     MediKredit’s total volumes processed decreased moderately due to the on-going consolidation in the medical scheme industry in South Africa which has resulted in MediKredit losing adjudication and processing business as its providers are obligated to outsource these services to their parent’s processor. This moderate decrease in volumes has been offset by commencing adjudication and processing activities for new providers, including public hospitals, private hospitals and specialist doctors. MediKredit’s total value processed has increased due to the significant increase in the underlying cost of medical services and products in the South African medical scheme industry.

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

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues and operating income in this operating segment. Operating margin for the segment is lower than most of our South African transaction-based businesses and was negatively impacted by the expiration of the Iraqi contracts with ISC and the related bad debt provision required as well as on-going competition in the Korean marketplace, but was partially offset by increased revenue contributions from KSNET.

          Smart card accounts

     In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of the new SASSA contract. Operating income margin from providing smart card accounts for the year to date fiscal 2013 and 2012 was 29% and 45%, respectively.

     In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 6.6 million smart card-based accounts were active at March 31, 2013 compared to approximately 3.5 million active accounts as at March 31, 2012.

          Financial services

     UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue decreased primarily due to a decrease in the number of loans granted. Operating income decreased primarily as a result of on-going start-up expenditure incurred to establish our Smart Life insurance business and as a result of lower UEPS-based lending activity. Smart Life did not contribute to operating income in the year to date fiscal 2013.

     Operating income margin for the financial services segment increased to 73% from 58%, primarily as a result of an improved margin in our UEPS-based lending book resulting from a better loss experience, offset by start-up expenditures related to Smart Life and other financial services offerings.

          Hardware, software and related technology sales

     In ZAR, the increase in revenue and operating income resulted primarily from higher royalty fees, offset by a lower contribution from most other contributors to hardware and software sales. Significant quarter over quarter fluctuations in revenue, operating income and operating margin are expected due to ad hoc orders in this operating segment.

          Corporate/eliminations

     Our year to date fiscal 2012 includes a non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million. Excluding this non-cash profit, the increase in our corporate expenses resulted primarily from an increase in expenses including legal fees we incurred in connection with the DOJ and SEC investigations, stock-based compensation and other corporate head office-related expenses.

Liquidity and Capital Resources

     At March 31, 2013, our cash balances were $42.6 million, which comprised mainly ZAR-denominated balances of ZAR 110.1 million ($11.9 million), KRW-denominated balances of KRW 31.1 billion ($27.8 million) and US dollar-denominated balances of $2.1 million and other currency deposits, primarily euro, of $0.9 million. The increase in our cash balances from June 30, 2012 was primarily from cash generated from operations, offset by implementation costs and capital expenditures incurred to implement our SASSA contract, a scheduled repayment of our Korean debt and the acquisition of Pbel and SmartSwitch Botswana.

     We currently believe that our cash and credit facilities are sufficient to fund our operations for at least the next four quarters, including completion of the SASSA contract implementation. However, substantially all of our business is conducted through our South African and Korean subsidiaries and most of our cash reserves are in the form of ZAR or KRW held by our South African and Korean subsidiaries. Most of the legal costs relating to the DOJ and SEC investigations are incurred by us in US dollars in the U.S. The majority of these legal costs had not yet been paid as of March 31, 2013. Subsequently, we upstreamed cash from our South African operations to fund a portion of these expenses, notwithstanding currency conversion at adverse rates and the incurrence of dividend withholding taxes that we would not have to pay absent such expenses.

     We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets. We have invested surplus cash in Korea in short-term investment accounts at Korean banking institutions. In addition, we are required to invest the interest payable under our Korean debt facilities due in the next nine months in an interest reserve account in Korea.

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

     We have a South African short-term credit facility of approximately ZAR 250 million (approximately $27 million translated at exchange rates applicable as of March 31, 2013) which remained fully undrawn as of March 31, 2013.

     As of March 31, 2013, we had outstanding long-term debt of KRW 100.6 billion (approximately $89.8 million translated at exchange rates applicable as of March 31, 2013) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (2.84% as of March 31, 2013) plus a margin of 4.10%. Semi-annual principal payments of approximately $7.3 million (translated at exchange rates applicable as of March 31, 2013) were due starting in October 2011, with final maturity scheduled for October 2015.

     Cash flows from operating activities

          Third quarter

     Net cash provided by operating activities for the third quarter of fiscal 2013 was $12.2 million (ZAR 103.2 million) compared to $22.0 million (ZAR 172.7 million) for the third quarter of fiscal 2012. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from significant implementation costs related to our SASSA contract, partially offset by cash generated from operations.

     During the third quarter of fiscal 2013, we paid first and second provisional South African taxes of $0.5 million (ZAR 4.3 million) and $0.1 million (ZAR 0.7 million), respectively, related to our 2013 tax year and dividend withholding tax of $0.2 million (ZAR 1.9 million). We also paid provisional Korean taxes of $0.9 million related to our tax year ended December 31, 2012. During the third quarter of fiscal 2012, we paid secondary taxation on companies of $0.3 million (ZAR 2.5 million). We also paid provisional Korean taxes of $0.2 million related to our tax year ended December 31, 2011.

     Taxes paid during the third quarter of fiscal 2013 and 2012 were as follows:

Table 17	Three months ended March 31,
	2013	2012	2013	2012
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	473	-	4,339	-
Second provisional payments	82	-	728	-
Taxation refunds received	-	-	(4)	-
Dividend withholding taxation	213	-	1,871	-
Secondary taxation on companies	-	326	-	2,500
Total South African taxes paid	768	326	6,934	2,500
Foreign taxes paid: primarily Korea	933	177	8,180	1,424
Total tax paid	1,701	503	15,114	3,924

     We expect to pay our second provisional payments in South Africa related to our 2013 tax year in the fourth quarter of fiscal 2013.

          Year to date

     Net cash provided by operating activities for the year to date fiscal 2013 was $31.0 million (ZAR 262.1 million) compared to $43 million (ZAR 336.5 million) for the year to date fiscal 2012. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash provided by operating activities resulted from significant implementation costs related to our SASSA contract, partially offset by cash generated from operations.

     During the year to date fiscal 2013, we paid first and second provisional South African taxes of $6.8 million (ZAR 58.7 million) and $0.1 million (ZAR 0.7 million), respectively, related to our 2013 tax year, $3.1 million (ZAR 27.0 million) related to prior tax years and dividend withholding taxes of $0.6 million (ZAR 5.4 million). We also paid provisional Korean taxes of $1.7 million related to our tax year ended December 31, 2012. During the year to date fiscal 2012, we paid South African tax of $15.0 million (ZAR 123.3 million) related to our 2012 tax year, $3.5 million (ZAR 26.3 million) related to our 2011 tax year and STC of $1.8 million (ZAR 14.6 million). We also paid provisional Korean taxes of $1.2 million.

     Taxes paid during the year to date fiscal 2013 and 2012 were as follows:

Table 18	Nine months ended March 31,
	2013	2012	2013	2012
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	6,757	15,014	58,693	123,271
Second provisional payments	82	-	728	-
Taxation paid related to prior years	3,110	3,504	26,978	26,303
Taxation refunds received	(118)	(284)	(1,010)	(2,096)
Dividend withholding taxation	611	-	5,371	-
Secondary taxation on companies	-	1,811	-	14,615
Total South African taxes paid	10,442	20,045	90,760	162,093
Foreign taxes paid: primarily Korea	1,738	1,213	14,992	9,217
Total tax paid	12,180	21,258	105,752	171,310

     Cash flows from investing activities

          Third quarter

     Cash used in investing activities for the third quarter of fiscal 2013 includes capital expenditure of $5.1 million (ZAR 46.7 million), primarily for computer equipment for our SASSA contract and acquisition of payment processing terminals in Korea.

     Cash used in investing activities for the third quarter of fiscal 2012 includes capital expenditure of $13.9 million (ZAR 109.1 million), primarily for payment vehicles for of our new SASSA contract, acquisition of payment processing terminals in Korea and POS devices to service our merchant acquiring system in South Africa.

          Year to date

     Cash used in investing activities for the year to date fiscal 2013 includes capital expenditure of $17.1 million (ZAR 144.7 million), primarily for computer equipment, payment vehicles and related equipment for our SASSA contract and acquisition of payment processing terminals in Korea.

     During the year to date fiscal 2013 we paid, net of cash acquired, $1.9 million (ZAR 16.2 million) for Pbel and $0.2 million for SmartSwitch Botswana.

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

     Cash flows from financing activities

          Third quarter

     There were no cash flows from financing activities during the third quarter of fiscal 2013.

     During the third quarter of fiscal 2012, we made an unscheduled $4.8 million long-term debt repayment.

          Year to date

     During the year to date fiscal 2013, we made long-term debt repayments of $7.3 million and received $0.2 million from the exercise of stock options.

     During the year to date fiscal 2012, we made long-term debt repayments of $12.0 million and acquired 180,656 shares of our common stock for $1.1 million.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We expect that capital spending for the fourth quarter of fiscal 2013 will include computer equipment for our SASSA contract and payment terminals for the expansion of our operations in Korea.

     Our historical capital expenditures for the third quarter of fiscal 2013 and 2012 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities and—“Recent Developments—South Africa—SASSA”.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of March 31, 2013, of $1.2 million related mainly to computer equipment implement our new SASSA contract. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of March 31, 2013:

Table 19	Payments due by Period, as of March 31, 2013 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	101,272	20,620	80,652	-	-
Operating lease obligations	9,923	4,093	4,752	1,078	-
Purchase obligations	2,088	2,088	-	-	-
Other long-term obligations (B)	23,331	-	-	-	23,331
Total	136,614	26,801	85,404	1,078	23,331

(A)	– Includes $89.8 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of March 31, 2013.
(B)	– Includes policy holder liabilities of $22.3 million related to our insurance business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2013, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of March 31, 2013, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2013
Table 20				Estimated
annual
expected
interest charge
after
	Annual			hypothetical
	expected	Hypothetical		change in
	interest	change in		Korean CD
	charge	Korean CD		rate
	($ ’000)	rate		($ ’000)
Interest on Korean long-term debt	6,229	1%		7,127
		(1%	)	5,332

      The following table summarizes our exchange-traded equity securities with equity price risk as of March 31, 2013. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2013, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of March 31, 2013
Table 21
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	8,027	10%		8,830	0.23%
		(10%	)	7,224	(0.23%	)

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     AllPay Challenge to Tender Award

     On March 27, 2013, a full bench of the South African Supreme Court of Appeal dismissed AllPay’s appeal against the earlier ruling by the North Gauteng High Court that SASSA’s award of the tender to us would not be set aside. The Supreme Court also upheld our and SASSA’s appeal against the High Court’s orders that the process conducted in awarding the contract was illegal and invalid and that we and SASSA pay AllPay’s costs occasioned by the court proceedings. The Supreme Court also ordered AllPay to pay our and SASSA’s costs occasioned by the court proceedings, including the cost of three counsel. The judges presiding at the Supreme Court hearing unanimously ruled that there were no unlawful irregularities in the tender process followed by the South African Social Security Agency. Accordingly, our SASSA contract to distribute social welfare grants to ten million South Africans every month, for a period of five years, remains in full force and effect. On April 18, 2013, AllPay applied for leave to appeal to the South African Constitutional Court, the highest court in the country, against the judgment of the Supreme Court. We and SASSA have opposed AllPay’s application. AllPay’s previous approach to the Constitutional Court, before the Supreme Court hearing and ruling, was rejected at that time. As described below, AllPay’s previous approach to the Constitutional Court was rejected at that time. We cannot predict if AllPay’s leave to appeal will be granted or if it is granted, when or how the Constitutional Court would rule on the matter.

     The background of this lawsuit is that on February 8, 2012, AllPay filed an application in the High Court seeking to set aside the award of the SASSA tender to us. AllPay was one of the unsuccessful bidders during the SASSA tender process and was a former contractor to SASSA. We and SASSA were included among the respondents in this proceeding. We and SASSA both opposed AllPay’s application. When SASSA publicly announced the award of the tender to us in January 2012, it stated that it had conducted the tender in accordance with all relevant legislation. The High Court heard the matter in May 2012. We applied to the High Court to strike the allegations of corruption contained in AllPay’s court papers, as well as the newspaper articles relied upon by AllPay, from the court record. At the outset of the hearing, the High Court ordered that all these allegations and newspaper articles be struck from the court record, with a cost order against AllPay. The High Court issued its ruling, in relation to the application to set aside the award, on August 28, 2012. The result of the ruling was that our contract with SASSA remained valid and was not set aside. Specifically, the High Court ruled that the tender process conducted by SASSA was illegal and invalid but that the award of the tender to us was not set aside. The court also ordered the CEO of SASSA, SASSA and us to pay costs. SASSA and we appealed the ruling that the tender process was illegal and invalid as well as the cost order. AllPay appealed the ruling that the award of the tender by SASSA to us should not be set aside. The appeal was heard on February 15, 2013 before the Supreme Court, which issued its ruling on March 27, 2013.

     After the High Court ruling, AllPay approached the Constitutional Court for leave to appeal the High Court ruling directly to the Constitutional Court. We and SASSA opposed AllPay’s application. On November 1, 2012, the Constitutional Court concluded that the AllPay application should be dismissed as it was not in the interest of justice to hear the matter at that stage. The leave to appeal filed by AllPay on April 18, 2013 is thus AllPay’s second approach to the Constitutional Court in this matter.

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
  introducing the media reports and allegations of corruption by or on behalf of us in connection with the SASSA tender process into the court proceedings in South Africa instituted by AllPay which sought to set aside the award of the tender to us;
  causing an unfounded report to be made to the JSE Limited, or JSE, regarding disclosure that we made in relation to the SASSA contract;
  making a report to the DOJ, bringing to the attention of the DOJ the corruption allegations and the South African media reports and repeating the allegations made in the report to the JSE; and
  falsely seeking to create the impression in media reports and radio interviews that it had been found in the South African court proceedings described above that the tender process was tainted by corruption.

     In the lawsuit, we are seeking damages in the aggregate amount of ZAR 478 million (approximately US$55 million based on the ZAR/US dollar exchange rate on December 11, 2012) plus interest and costs. The damages claimed may increase as we quantify the continued impact of AllPay’s actions.

     A trial date will be applied for after the exchange of the required pleadings and finalization of any interlocutory issues which may arise. It is unlikely that the matter will go to trial before June 30, 2013, the end of our current financial year.

Item 1A. Risk Factors

     See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock.

     Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and our Quarterly Report on Form 10-Q for the quarters ended September 30, 2012 and December 31, 2012.

     The DOJ and the SEC are investigating whether we have violated the Foreign Corrupt Practices Act and other federal criminal laws, which has adversely impacted our business and reputation.

     On November 30, 2012, we received a letter from the DOJ, Criminal Division informing us that the DOJ and the Federal Bureau of Investigation have begun an investigation into whether we and our subsidiaries, including our officers, directors, employees, and agents and other persons and entities possibly affiliated with us violated provisions of the Foreign Corrupt Practices Act and other U.S. federal criminal laws by engaging in a scheme to make corrupt payments to officials of the Government of South Africa in connection with securing our SASSA contract and also engaged in violations of the federal securities laws in connection with statements made by us in our SEC filings regarding this contract. On the same date, we received a letter from the Division of Enforcement of the SEC advising us that it is also conducting an investigation concerning our company. The SEC letter states that the investigation is a non-public, fact-finding inquiry and that the SEC investigation does not mean that the SEC has concluded that we or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. We are continuing to cooperate with the DOJ and the SEC regarding these investigations.

     We have been, and will continue to be, exposed to a variety of negative consequences as a result of these investigations. There could be one or more enforcement actions in respect of the matters that are the subject of one or both of the investigations, and such actions, if brought, may result in judgments, settlements, fines, penalties, injunctions, cease and desist orders or other relief, criminal convictions and/or penalties. We cannot predict accurately at this time the outcome or impact of the investigations. In addition, we have incurred and will continue to incur significant legal and other costs in responding to requests for information seeking documents, testimony and other information in connection with the investigations and cannot predict at this time the ultimate amount of all such costs. These matters have required the involvement of certain members of our senior management that has materially and adversely affected their ability to devote their time to other matters relating to our business. The investigations have negatively impacted our ability to maintain our existing business relationships and to obtain new business, as our business reputation has already suffered significant damage due to the perceptions created by an investigation of this nature. We believe that this damage to our reputation has, and will continue, to have a significant impact on our ability to execute certain aspects of our business strategy effectively. For example, the South African Financial Services Board has suspended Smart Life’s license and prohibited it from writing any new long-term insurance policies in South Africa. We believe that the suspension was triggered by the adverse publicity we have received as a result of the DOJ and SEC investigations. Although we are appealing this decision, we cannot predict whether our appeal will be successful. While Smart Life’s operations are not currently material, providing a variety of financial products, such as insurance, to our cardholder base is an important part of our future business strategy. We have also been unable to conclude our BEE transaction, as described below. In addition, in order to continue to fund the costs of the investigations, we have had to upstream our ZAR cash reserves to the U.S., which has resulted in unfavorable currency conversion rates and the incurrence of dividend withholding taxes that we would not otherwise have had to pay.

     AllPay has filed leave to appeal the recent ruling of the South African Supreme Court of Appeal that the award of the SASSA tender to us should not be set aside. If AllPay’s leave to appeal is granted and if its appeal is successful, we could lose our SASSA contract.

     As described above in “Item 1. Legal Proceedings,” on March 27, 2013, a full bench of the South African Supreme Court of Appeal dismissed AllPay’s appeal against the earlier ruling by the North Gauteng High Court that the award of the SASSA tender to us would not be set aside. The Supreme Court also upheld our and SASSA’s appeal against the High Court’s order that the process conducted in awarding the contract was illegal and invalid. On April 18, 2013, AllPay filed leave to appeal with the South African Constitutional Court, the highest court in the country, against the judgment of the Supreme Court of Appeal.

     We cannot predict if AllPay’s leave to appeal will be granted or if it is granted, when or how the Constitutional Court would rule on the matter. If AllPay is successful in its appeal, it is possible that our SASSA contract could be set aside.

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

     Our Black Economic Empowerment transaction has been jeopardized as a result of the drop in our stock price after our announcement of the DOJ and SEC investigations.

     We entered into a Black Economic Empowerment, or BEE, transaction in 2012 pursuant to which, among other things, we granted a BEE consortium a one-year option to purchase 8,955,000 shares of our common stock at an exercise price of $8.96 per share. We entered into the BEE transaction to facilitate sustainable economic growth and social development in South Africa by adhering to the principles of broad-based BEE, to strengthen the development of our business plan and to comply with South African regulation and business practice. When we entered into the BEE transaction, we expected that the exercise of the option by the BEE consortium would also substantially improve our BEE rating, which we anticipated would significantly enhance our ability to execute our longer-term strategy in South Africa and elsewhere in Africa and strengthen our business credentials that we believe are essential to maintain and accelerate the growth of our business. However, our stock price decreased materially when we announced the existence of the DOJ and SEC investigations and the option expired unexercised on April 19, 2013, as our stock price continued to remain substantially below the exercise price of the option through the expiration date of the option. As a result, the option expired unexercised in April 2013 and we have therefore not succeeded in achieving the envisaged objectives of the BEE transaction. Although we and the BEE consortium are evaluating various alternatives to ensure that our BEE objectives will be met, we cannot assure you that these efforts will be successful. Failure to achieve applicable BEE objectives could materially and adversely affect our South African businesses. For more information, please refer to the risk factor on page 23 of our Annual Report on Form 10-K for the year ended June 30, 2012, entitled “If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to achieve black shareholding of our company in a manner that could dilute your ownership.”

     In addition, under US generally accepted accounting principles, or GAAP, we recorded a non-cash charge of approximately $14.2 million during fiscal 2012 in respect of the grant of the option pursuant to our BEE transaction in January 2012. The $14.2 million charge was determined under GAAP as the fair value of the option on the date of grant and was expensed in full during fiscal 2012. Even though the option expired unexercised, GAAP does not permit the reversal of the prior charge. If we were to grant a new option to the BEE consortium, we would have to record another non-cash charge which would adversely affect our reported results of operations in the period during which we would be required to record such charge.

     Our KSNET operations may be adversely affected by tension in the Korean peninsula

     Our KSNET operations contributed approximately 25% of our revenue and operating income for the nine months to March 31, 2013. Over the past several months, there has been increased tension on the Korean peninsula and a concern about potential acts of military aggression or cyber-attacks. This tension may have started to adversely impact the Korean economy as is evidenced by the weakening of the KRW against the USD during calendar 2013. Because KSNET is a transaction processor, its operations are dependent on continuing high levels of consumer activity and the availability of data communication infrastructure. Acts of military aggression in the Korean peninsula, other hostile acts or economic weakness that reduces spending by South Korean consumers is likely to materially and adversely impact our KSNET operations. If this were to occur, we might be unable to comply with the debt covenants contained in our Korean debt facility, which could result in default and acceleration of our indebtedness. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

Item 5. Other Information

     On May 7, 2013, we signed an agreement of lease for our 83,000 square foot corporate headquarters facility in Johannesburg, South Africa. The lease effectively commenced on December 1, 2011, however, we have only now finalized the written agreement. The agreement expires on November 30, 2016 and, at our option, includes a one-year extension.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.25	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2013.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant\

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director