Form 10-K
period 2013-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2013-08-22
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
Yes [   ]     No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $129,885,719. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 20, 2013, 45,592,550 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

            In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2014 fiscal year, which runs from July 1, 2013 to June 30, 2014.

ITEM 1. BUSINESS

Overview

            We are a leading provider of payment solutions and transaction processing services across multiple industries and in a number of emerging economies.

            We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has been certified by the EuroPay, MasterCard and Visa global standard, or EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

            We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies.

            Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over nine million recipient cardholders across the entire country, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service that processes monthly payments for approximately 1,300 employer groups representing over 900,000 employees. Our MediKredit service provides the majority of funders and providers of healthcare in South Africa with an on-line real-time management system for healthcare transactions. We perform a similar service in the US through our XeoHealth subsidiary.

            Internationally, through KSNET, the second largest transaction processor by volume in Korea, we offer card processing, payment gateway and banking value-added services in that country.

            Our Net1 Mobile Solutions business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as Mobile Virtual Card, or MVC, Chip and GSM licensing and VTU and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Cameroon, the Philippines and Colombia.

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

            The use of cash, however, presents significant risks. In the case of recipient cardholders, they generally have no secure way of protecting their cash other than by converting it immediately into goods, carrying it with them or hiding it. In cases where an individual has access to a bank account, the typical deposit, withdrawal and account fees meaningfully reduce the money available to meet basic needs. For government agencies and employers, using cash to pay welfare benefits or wages results in significant expense due to the logistics of obtaining that cash, moving it to distribution points and protecting it from theft.

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

            With over 30 million cards issued in more than ten developing countries around the world, our track record and scale uniquely positions us to continue further geographical penetration of our technology in additional emerging countries.

            Online transaction processing services: The continued global growth of retail credit and debit card transactions is reflected in the March 2013 Nilson Report, according to which worldwide annual general purpose card purchase dollar volume increased 14.8% to $17.3 trillion in 2012, while transaction volume increased by 9.3% to 178 billion transactions and cards issued increased by 13.2% to 7.4 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, China UnionPay and American Express. In South Africa we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and pre-paid utility purchases that we offer as a complete solution to merchants and retailers. In Korea, through KSNET, we operate the second largest transaction processor by volume, where we provide card processing, banking value-added services and payment gateway functionality to the retail industry. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

            Mobile Payments: Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. The World Bank’s research has confirmed the rising popularity of using mobile phones to transfer money and for banking that often does not require setting up an account at a brick-and-mortar bank. The World Bank has stated that mobile banking, which allows account holders to pay bills, make deposits or conduct other transactions via text messaging, has expanded to 16 percent of the market in Sub-Saharan Africa, where traditional banking has been hampered by transportation and other infrastructure problems.

            Mobile phones are therefore increasingly viewed as a channel through which this underserved population can gain access to formal financial and other services. Today, most mobile payment solutions offered by various participants in the industry largely provide access to information and basic services, such as allowing consumers to check account balances or transfer funds between existing accounts with the financial institution, but they offer limited functionality and ability to use the mobile device as an actual payments and banking instrument. Our UEPS and Virtual Card solutions are enabled to run on the SIM cards in mobile phones and provide our users with secure payment and banking functionality.

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

            UEPS and UEPS/EMV

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
  Transaction cancellation;
  Refunds;
  Multiple audit trails;
  Offline loading and spending;
  Biometric identification;
  Continuous debit;
  Multiple wallets;
  “Morphing” of other common payment systems, such as EMV;
  Automatic credit;
  Automatic debit;
  Interest calculations; and
  “Milking” / batching of large transaction volumes in an off-line environment.

            Our UEPS technology incorporates the software, smart cards, payment terminals, back-end infrastructure and transaction security to provide a complete payment and transaction processing solution.

            Within industry verticals, our UEPS technology is applied to electronic commerce transactions in the fields of social security, wage distribution, banking, medical and patient management, money transfers, voting and identification systems. Market sectors include government and non-government organizations, or NGOs, healthcare, telecoms, financial institutions, retailers, petroleum and utilities.

            Our latest version of the UEPS technology is interoperable with the global EMV standard, allowing the cards to be used wherever EMV cards are accepted, while also providing all the additional functionality offered by UEPS. This UEPS/EMV functionality is especially relevant in areas where there is an established payment system and provides flexibility to our customers to be serviced at any POS, including point of sale devices and ATMs.

              Payment Transaction Management

            Our payment transaction management service incorporates the entire electronic funds transfer, or EFT, and non-EFT transactions suites, allowing merchants to accept a range of payment tokens/instruments and banks to acquire those payment tokens/instruments. This encompasses conventional magnetic-stripe cards, credit, debit and private label cards, card-not-present transactions and contact and contact-less smart cards with PIN and/or biometric cardholder verification.

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

              Mobile Virtual Card

            We have developed an innovative mobile phone-based payment solution, namely MVC, which enables secure purchases with no disruption to existing merchant infrastructures and significant incentives for all stakeholders.

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

            The MVC solution uses the mobile phone to generate virtual cards offline. The mobile phone is the most available, cost-effective, secure and portable platform for generating virtual cards for remote payments (online purchasing, money transfers, phone and catalogue orders). Following a simple registration process, the virtual card application is activated over-the-air, enabling the phone to generate virtual card numbers completely off-line. MVCs are used like traditional plastic credit or debit cards, except that as soon as the transaction is authorized, the generated card number expires immediately. While MVC has been focused primarily on card-not-present transactions for internet payments in our initial deployments, we have the ability to customize the software as industry acceptance increases to incorporate new trends such as presentation through near field communication, or NFC, or Quick Response, or QR, Codes.

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

              Financial services

            We have developed a suite of financial services that is offered to customers utilizing our payment solutions. We are able to provide our customers with competitive microfinance, life insurance and money transfer products based on our understanding of their risk profiles, earning and spending patterns, demographics and lifestyle requirements. Our expertise in payment processing, MVC and mobile phone application development has enabled us to provide our customers with financial services by utilizing the convenient mobile phone transactional channel.

              Hardware solutions

            We provide hardware solutions that have been developed to optimize the performance of our payment and transaction processing solutions. These hardware solutions include cryptographic solutions for the financial, retail, telecommunication, utilities and petroleum sectors; chip and GSM licensing for South Africa and international markets; POS solutions; and virtual top-up for mobile phone-based prepaid airtime vending.

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

            Build on our significant and established South African infrastructure—In South Africa, we are one of the leading independent transaction processors, the national provider of social welfare payment distribution services to the country’s large unbanked and under-banked population, the largest third-party processor of retail merchant transactions, the leading processor of third-party payroll payments and the leading processor of health care claims. We believe that our large cardholder base, specialized technology and payment infrastructure, together with our strong government and business relationships, position us at the epicenter of commerce in the country.

            We believe that we are well-positioned to continue to gain market share and build upon the critical mass that we have developed in South Africa and have identified the following opportunities to continue to drive growth in our South African business:

•

Government focus on expansion of social benefits—As a result of the South African government’s focus on the provision of social grants as a core element of its social assistance and poverty alleviation policies, and our five-year contract to distribute such grants on a national basis, we believe that we are in a position to provide services to over 50% of the country’s adult population. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe we can provide many of the services consumed by our cardholders who would otherwise have to rely on the informal sector.

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

•

Increasing adoption of existing services—Our technology supports a variety of other products and smart card to smart card, or S2S, services that expand the use of our technology and provide us with new sources of transaction-based revenues. During the last several years, we have introduced these new products and services in South Africa for existing and newly-enrolled cardholders. We have installed our POS terminals in thousands of mostly rural merchant locations throughout the country, which allows recipient cardholders to receive their grants at these locations and transact business with the retailers using our smart card.

•

Introduction of new services–We are also poised to benefit from the introduction and adoption of new services across our various platforms, which we believe will generate significant incremental transaction fee revenue from current and new users at a relatively low cost to us. Some of these services include:

o

Acceptance of UEPS cards in traditional POS terminals and bank ATMs—We have enabled our cards to be compliant with international EMV standards, which will allow our cardholder base to purchase goods and services at merchant POS locations that currently accept MasterCard-branded cards and all South African ATMs. This additional functionality allows us to significantly expand the number of terminals and ATMs that use our smart card, capturing fees from new transactions and positioning our cards to be used by a larger share of the banked population.

o

Value-added services through multiple EasyPay channels—EasyPay is the largest bank-independent financial switch and merchant processor in South Africa for credit and debit card transactions. EasyPay processed 420 million transactions with a total value of ZAR 97.0 billion during fiscal 2013. Our technology also allows us to provide a variety of additional, value-added payment services, such as bill payment, prepaid mobile top- up, prepaid utility services and gift cards, that we can sell into our existing card holder base as well as to new customers. We have developed additional platforms to access EasyPay’s offerings such as a self service kiosks, or EasyPay Kiosk, and web and mobile phone applications to create a larger, seamless, value-added payments eco-system.

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

•

Leveraging our new payment technologies to gain access to developed economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed and acquired proprietary technology, such as our MVC application for mobile telephones that is designed to eliminate fraud associated with card-not-present credit card transactions, which are those effected by telephone or over the internet. We have introduced this technology, as well as our XeoRulesTM healthcare management system in the United States, and we plan to expand our offering into Western Europe and other developed economies.

•

Pursue strategic acquisition opportunities or partnerships to gain access to new markets or complementary product— We will continue to pursue acquisition opportunities and partnerships that provide us with an entry point for our existing products into a new market, or provides us with technologies or solutions complementary to our current offerings.

Our Business Units

            Our company is organized into the following business units.

              Cash Paymaster Services (“CPS”)

            Our CPS business unit in based in Johannesburg, South Africa, and deploys our UEPS/EMV–Social Grant Distribution technology to distribute social welfare grants on a monthly basis to over nine million recipient cardholders in South Africa. These social welfare grants are distributed on behalf of the South African Social Security Agency, or SASSA. During our 2013, 2012 and 2011 fiscal years, we derived approximately 42%, 41%, and 47% of our revenues respectively, from CPS’ social welfare grant distribution business.

            CPS provides a secure and affordable transacting channel between social welfare grant recipient cardholders, beneficiaries, SASSA and formal businesses. CPS enrolls social welfare grant recipient cardholders and, as appropriate, the respective beneficiaries by issuing the recipient cardholder with a UEPS/EMV smart card that digitally stores their biometric fingerprint templates on the card, enabling them to access their social welfare grants securely at any time or place.

            The smart card is issued to the recipient cardholder on site and utilizes optical fingerprint sensor technology to identify and verify a recipient cardholder. The recipient cardholder simply inserts a smart card into the POS device and is prompted to present his fingerprint. If the fingerprint matches the one stored on the smart card, the smart card is loaded with the value created for that particular smart card. Additionally, during enrolment we capture the recipient cardholder’s voice print to perform biometric verification when using channels such as ATMs and traditional POS terminals that normally do not have fingerprint readers.

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

            Our UEPS/EMV–Social Grant Distribution technology provides numerous benefits to government agencies, recipient cardholders and beneficiaries. The system offers government a reliable service at a reasonable price. For recipient cardholders and, as appropriate, the beneficiaries, our smart card offers convenience, security, affordability, flexibility and accessibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint or voice identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Recipient cardholders have access to affordable financial services, can save money on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, recipient cardholders pay no transaction fees when they use our infrastructure to load their smart cards, perform balance inquiries, purchase goods or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

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

              EasyPay

            Our EasyPay business unit operates the largest bank-independent financial switch in South Africa and is based in Cape Town, South Africa. EasyPay focuses on the provision of high-volume, secure and convenient payment, prepayment and value-added services to the South African market. EasyPay’s infrastructure connects into all major South African banks and switches both debit and credit card EFT transactions for some of South Africa’s leading retailers and petroleum companies. It is a South African Reserve Bank, or SARB, approved third-party payment processor. In addition to its core transaction processing and switching operations, EasyPay provides a complete end-to-end reconciliation and settlement service to its customers. This service includes dynamic reconciliation as well as easy-to-use report and screen-query tools for down-to-store-level, management and control purposes.

            The EasyPay suite of services includes:

  EFT—EasyPay switches credit, debit and fleet card transactions for leading South African retailers and petroleum companies;
  EasyPay bill payment—EasyPay offers consumers a point-of-sale bill payment service which is integrated into a large number of national retailers, the internet, self service kiosks and mobile handsets. EasyPay processes monthly account payment transactions for almost 400 different bill issuers including major local authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies;
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
  EasyPay Kiosk—We have developed a biometrically enabled self service kiosk that allows our customers to access all the value-added services provided by EasyPay and to create and load their EasyPay virtual wallets with value; and
  EasyPay Web and Mobile—This service enables EasyPay customers to access all the value-added services provided by EasyPay, such as bill payments and the purchase of prepaid airtime and utilities through a secure website that may be accessed through personal computers or through mobile handsets.

            EasyPay provides 24x7 monitoring and support services, reconciliation, automated clearing bureau settlement, reporting, full disaster recovery and redundancy services.

            EasyPay is also responsible for marketing our secure, integrated POS payment products and systems in South Africa.

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

            Our XeoHealth business unit operates from Frederick, Maryland, and offers our XeoRules real time adjudication, or RTS, solutions for the end-to-end electronic processing of medical claims information in the U.S. XeoHealth has won a number of projects in the U.S. either as the primary contractor for the provision of our RTS solution to customers, or as a sub-contractor to parties contracted to provide an adjudication solution.

            XeoHealth has been allocated to our international transaction-based activities reporting segment.

              FIHRST

            FIHRST offers South African employers our payroll transaction management service and is based in Johannesburg, South Africa. FIHRST currently processes payments exceeding R82.8 billion on behalf of our clients every year, enabling salaries departments to achieve greater levels of efficiency and employee service. We have been chosen as the preferred payments partner by more than 1,300 employer groups of all sizes across all sectors of the economy, representing 900,000 employees. FIHRST is recognized by and works in partnership with the majority of third party payroll organizations including pension fund and medical aid administrators.

            This business unit has been allocated to our South African transaction-based activities reporting segment.

              Universal Electronic Technological Solutions (“UETS”)

            Our UETS business unit is based in Johannesburg, South Africa and focuses on the sale, implementation and support of our UEPS technology, ranging from large scale, national projects to smaller, product specific regional projects. UETS focuses on identifying, defining and activating an entry point to commence operations in Africa (excluding South Africa).

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

            Our UETS team also provides business development support in territories where UEPS systems have been sold and implemented, namely as Ghana, Malawi, Namibia and Botswana.

            This business unit has been allocated to our international transaction-based activities and hardware, software and related technology sales reporting segments.

              Net1 Mobile Solutions

            Our Net1 Mobile Solutions business unit is managed from Johannesburg, South Africa with business development support branches in the USA, Austria and India. This business unit is responsible for the technical development and commercialization of our array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU.

            Our MVC technology provides a completely secure, off-line payment solution for card-not-present transactions, such as payments made for internet purchases. The MVC technology runs as an application on any mobile phone and utilizes Net1’s patented cryptographic card generator to secure any payment transaction. The advent of new technologies such as NFC or QR Codes also enables the utilization of our MVC technology for card present payments.

            Our Chip and GSM licensing business is a supplier of chip cards and GSM licenses into the South African and international markets. We license numerous mobile network operators, card manufacturers and semiconductor manufacturers to provide card technology, solutions and software that enable mobile telephony, mobile transactions and value-added services.

            Our Net1 Mobile Solutions business unit is also responsible for the global marketing and support of our Cryptographic solutions comprising of our Incognito range of PIN encryption devices, card acceptance modules and hardware security modules. These solutions are used globally by numerous customers in the financial, retail, telecommunication, utilities and petroleum sectors and by all other Net1 business units that operate payment and transaction processing services.

            This business unit has been allocated to our South African transaction-based activities, international transaction-based activities, and hardware, software and related technology sales reporting segments.

Net1 UTA

            Net1 UTA is based in Vienna, Austria, with operations in Moscow, Russia and provides smart card-based payment systems to banks, enterprises and government authorities in Russia, Ukraine, Uzbekistan and Oman.

            This business unit has been allocated to our hardware, software and related technology sales reporting segment.

Financial Services

            This business unit is responsible for identifying financial services products that can be provided to our UEPS cardholders in South Africa and then marketing and implementing the provision of those products. We currently provide micro-loans to our UEPS/EMV cardholders who receive social welfare grants through our system in the KwaZulu-Natal, Northern Cape and Gauteng provinces. We provide the loans ourselves and generate revenue from the service fees charged on these loans.

            Our wage payment system offers wage earners a UEPS card that allows them to receive payment, transact and access other financial services in a secure, cost-effective way.

            Smart Life is a licensed South African life insurance company however, during January 2013, the South African Financial Services Board, or FSB, suspended Smart Life’s life insurance license and prohibited it from writing any new long-term insurance policies in South Africa. We have prepared a submission to the FSB to uplift the suspension and the FSB is currently conducting an investigation into the affairs of Smart Life, but we cannot predict what the outcome will be.

            Smart Life provides us with an opportunity to offer relevant insurance products directly to our existing customer and employee base in South Africa. We intend to offer this customer base a full spectrum of products applicable to this market segment, including credit life, group life, funeral and education insurance policies.

            These business units have been allocated to our financial services reporting segment.

Corporate

            The Corporate unit provides global support services to our business units, joint ventures and investments for the following activities:

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

Competition

            In addition to competition that our UEPS system faces from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services, there are a number of other products that use smart card technology in connection with a funds transfer system. While it is impossible for us to estimate the total number of competitors in the global payments marketplace, we believe that the most competitive product in this marketplace is EMV, a system that is promoted by most of the major card companies such as Visa, MasterCard, JCB and American Express. The competitive advantage of our UEPS offering is that our technology can operate real-time, but in an off-line environment, using biometric identification instead of the standard PIN methodology employed by our competitors. We have enhanced our competitive advantage through the development of our latest version of the UEPS technology that has been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant recipient cardholders. We estimate that we process less than 1% of all global payment transactions in the international marketplace.

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

            We are able to load social welfare grants on behalf of the South African government directly onto a biometrically secured UEPS/EMV smart card in rural areas where there is little or no infrastructure or in semi-urban areas through our merchant acquiring system. Our UEPS/EMV-enabled smart cards are therefore used as a means of identification, security and as a transacting instrument. Grants loaded onto our UEPS/EMV-enabled smart cards can be used both online and offline and recipient cardholders pay no monthly account or transaction fees. The usefulness of a traditional bank card to its holder is dependent on the availability of a branch network, ATM infrastructure and merchants accepting the card. Access to bank branches, ATMs and merchants accepting traditional bank cards are limited or non-existent in the rural areas of South Africa. We believe the security, functionality and simplicity of our UEPS/EMV smart card provides us with a unique ability to service these rural areas of South Africa, as well as all urban areas through the existing POS and ATM infrastructure. Our technology eliminates the risk associated with receiving social welfare grants in cash as well as the costs associated with transaction fees charged by banks when recipient cardholders exceed the minimum number of free transactions per month.

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

            EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and claims to have processed in excess of 2.2 billion transactions during the twelve months ended July 2013 valued at trillions of ZAR. During fiscal 2013, EasyPay processed 420 million transactions with a total value of ZAR 97.0 billion.

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

Research and Development

            During fiscal 2013, 2012 and 2011, we incurred research and development expenditures of $1.3 million, $3.9 million and $5.7 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS and UEPS/EMV software and its functionality and the design and development of our MVC concept and mobile payment applications. For example, we continually advance our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in the hardware platforms that are not proprietary to us but which form part of our system.

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

Financial Information about Geographical Areas and Operating Segments

            Note 22 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2013, 2012 and 2011.

            Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue			Long-lived assets
	2013	2012	2011	2013	2012	2011
	$’000	$’000	$’000	$’000	$’000	$’000

South Africa	317,916	272,063	264,485	117,858	140,308	115,809
Korea	129,338	114,096	68,392	213,589	224,272	258,791
Europe	2,738	2,413	10,465	86	38	139
Rest of world	2,155	1,692	78	7,590	6,873	6,817
Total	452,147	390,264	343,420	339,123	371,491	381,556

Employees

            As of June 30, 2013, we had 4,307 employees, which included approximately 1,392 temporary employees contracted to assist with the implementation “mop up” and ongoing enrollment of recipient cardholders and beneficiaries related to our SASSA contract. On a segmental basis, 253 employees were part of our management, 3,109 were employed in South African transaction-based activities, 205 were employed in international transaction-based activities, 361 were employed in financial services and 379 were employed in smart card, hardware, software and related technology sales and corporate activities.

            Excluding the impact of rolling out our financial service offering nationally in South Africa, as we conclude our SASSA contract implementation we expect our employee base to gradually decline to approximately 3,400 people at the end of the first quarter of fiscal 2014.

            We expect to employ an additional 1,400 permanent employees to facilitate the growth of our financial services offering nationally during fiscal 2014. Accordingly, we expect our permanent employee base to stabilize around approximately 4,800 employees at the end of fiscal 2014.

            On a functional basis, four of our employees were part of executive management, 176 were employed in sales and marketing, 225 were employed in finance and administration, 330 were employed in information technology and 3,572 were employed in operations.

            As of June 30, 2013, approximately 87 of the 3,109 employees we have in South Africa who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union and approximately 164 of the 187 employees we have in Korea who perform international transaction-based activities were members of the KSNET Union. We believe we have a good relationship with our employees and these unions.

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

Executive Officers and Significant Employees of the Registrant

            Executive officers

            The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	59	Chief Executive Officer, Chairman and Director
Mr. Herman G. Kotzé	43	Chief Financial Officer, Treasurer, Secretary and Director
Mr. Phil-Hyun Oh	54	Chief Executive Officer and President, KSNET, Inc.
Mr. Nitin Soma	46	Senior Vice President Information Technology

            Dr. Belamant is one of the founders of our company and has been our Chief Executive Officer since October 2000 and the Chairman of our board since February 2003. He was also Chief Executive Officer of Aplitec. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that rates today as the third largest ATM switching system in the world. Dr. Belamant has patented a number of inventions, ranging from biometrics to gaming-related inventions, including our original funds transfer system patent. Dr. Belamant has more than 30 years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems. Dr. Belamant holds a PhD in Information Technology and Management.

            Mr. Kotzé has been our Chief Financial Officer, Secretary and Treasurer since June 2004. From January 2000 until June 2004, he served on the board of Aplitec as Group Financial Director. Mr. Kotzé joined Aplitec in November 1998 as a strategic financial analyst. Prior to joining Aplitec, Mr. Kotzé was a business analyst at the Industrial Development Corporation of South Africa. Mr. Kotzé qualified as a member of the South African Institute of Chartered Accountants at KPMG.

            Mr. Oh has served as Chief Executive Officer and President of KSNET since 2007. He is the Chairman of the VAN Association in Korea. Prior to that, he was the Managing Partner at Dasan Accounting Firm and was the Head of the Investment Banking Division at Daewoo Securities. Mr. Oh is responsible for the day to day operations of KSNET and as its Chief Executive Officer and President is instrumental in setting and implementing its strategy and objectives.

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

            Significant employees

            Business Functions:

            Philip Belamant (28): Managing Director of Net1 Mobile Solutions – Mr. Belamant joined us in May 2007, and is responsible for overseeing our newly established Net1 Mobile Solutions Division which encompasses banking, mobile virtual card, biometric verification, mobile network operator solutions, 3rd party payments, prepaid vending, cryptography, CHIP and SIM cards and customized software development.

            Thato Chiloane (31): General Manager: FIHRST – Mr. Chiloane joined us in July 2012 and is responsible for the marketing and business development of our FIHRST offering.

            Dhruv Chopra (39): Managing Director and Country Head India and Head of Investor Relations – Mr. Chopra joined us in May 2009 and is responsible for growing our businesses in India and is also responsible for overseeing our investor relations activities globally.

            Dr. Gerhard Claassen (54): General Manager – Cryptographic Solutions – Dr. Claassen joined us in August 2000 and is responsible for the marketing and business development of our cryptographic solutions consisting of the internally developed Incognito range of security solutions, as well as ToDos authenticators and the Cybertrust PKI products.

            Wimpie du Plessis (61): Managing Director: MediKredit – Mrs. du Plessis joined us in January 1999 and is responsible for the marketing and business development of our MediKredit and XeoHealth offerings worldwide.

            K. H. Kang (47): Division Director - Marketing Division 2 – Mr. Kang joined us in December 1994 and is responsible for KSNET’s market division that focuses primarily on banking VAN, PG and market development.

            M. B. Lee (48): Division Director - Marketing Division 1 – Mr. Lee joined us in August 1994 and is responsible for KSNET’s market division that focuses primarily on card VAN.

            Anja. Lewington (43): General Manager: Net1 South Africa – Mrs. Lewington joined us in February 2000 and assists Mr. Pillay with our South African operations, consisting primarily of CPS and EasyPay.

            Igor Medan (40): Joint Managing Director: Net1 UTA – Mr. Medan has been the Joint Managing Director of Net1 UTA since 2011. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India, Asia and Latin America.

            Tamsanqa Ngalo (36): Chief Technology Officer Net1 Mobile Solutions – Mr. Ngalo joined us in March 2009 and oversees all Net1 Mobile Solutions information technology systems' design, development and implementation.

            Nanda Pillay (42): Vice President: Net1 South Africa – Mr. Pillay joined us in May 2000 and is responsible for our South African operations, consisting primarily of CPS and EasyPay.

            Armando Piedra (40): Joint Managing Director: Net1 UTA – Mr. Piedra has been the Joint Managing Director of Net1 UTA since 2011. Net1 UTA is responsible for the marketing and business development of our payment solutions in Russia, the CIS, Oman, India, Asia and Latin America.

            James Sneedon (44): Business Unit Leader: VTU – Mr. Sneedon joined us January 2001 and is responsible for the marketing and business development of our VTU products.

            Brenda Stewart (55): Managing director: Net1 Universal Electronic Technological Solutions – Mrs. Stewart joined us in 1997 and is responsible for the marketing and business development of our UEPS solutions in Africa (excluding South Africa) and Iraq.

            Trevor Smit (55): Chief Commercial Officer Net1 Mobile Solutions: – Mr. Smit joined us in May 2007 and is responsible for the overseeing all commercial aspects of our Net1 Mobile Solutions offerings.

                   Support functions:

            Chris Britz (52): Vice President - Group production, repairs & maintenance – Mr. Britz joined us in April 2001 and is responsible for the group’s production facilities, as well as all internal and external repairs and maintenance of terminals and other hardware.

            Lawrie Chalmers (52): Vice President - Group Human Resources – Mr. Chalmers joined us in April 1998 and is responsible for the group’s South African human resources activities, including recruitment, payroll, training and industrial relations.

            Y. H. Cho (47): Head of research director – Mr. Cho joined us in July 1999 and is responsible for KSNET’s information technology department.

            S. S. Lee (43): Director of Management Support Division – Mr. Lee joined us in January 2002 and is responsible for KSNET’s financial function, including financial accounting, taxation and statutory reporting.

            Brian Ellis (39): Vice President of Information Technology – Mr. Ellis joined us in April 1998 and is responsible for Net1 South Africa’s information technology department, including all payment systems such as our UEPS/ EMV and EasyPay offerings.

            Paul Encarnacao (37): Vice President – Finance – Mr. Encarnacao joined us in June 2004 and is responsible for the preparation of the group’s generally accepted accounting principles in the United States of America, or US GAAP, consolidated accounts and statutory reports.

            Alan Keschner (53): Vice President: Joint Ventures and Investments – Mr. Keschner joined us in January 2012 and provides governance support to our joint ventures as our representative on the various boards of directors.

            Warren Segall (48): Vice President: Compliance – Mr. Segall joined us in July 2006 and is our compliance officer.

            Cara van Straaten (52): Group Financial Controller – Ms. van Straaten joined us in July 2004 and is responsible for the group’s South African financial function, including financial accounting, taxation and statutory reporting. Since August 1, 2013, Ms. van Straaten has been responsible for the company secretarial function for most of our South African subsidiaries.

            ITEM 1A. RISK FACTORS

            OUR OPERATIONS AND FINANCIAL RESULTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW, THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK.

Risks Relating to Our Business

            We derive a substantial part of our revenues from our contract with SASSA to provide pension and welfare distribution services throughout South Africa. We are substantially dependent on the continuation of this contract. If we were to lose our SASSA contract, our business would suffer significantly. Further, our business strategy relies on our ability to leverage the social welfare recipient cardholder base to provide them with additional financial and other services. If we cannot successfully do this, we may not be able to grow our business and our financial performance could suffer.

            We currently derive a substantial part of our revenues from one customer. Under our contract with SASSA we provide SASSA with a pension and welfare grants distribution service in all of South Africa’s nine provinces under a five-year contract that expires in March 2017. During the fiscal year ended June 30, 2013, our pension and welfare business accounted for approximately 42% of our revenues. If we were to discontinue providing these services to SASSA, our business would suffer significantly.

            We were awarded our SASSA contract after the completion of a competitive tender process. One of the losing bidders, AllPay Consolidated Investment Holdings (Pty) Ltd, instituted litigation in the South African courts challenging the award and has sought to have our contract set aside. Although the award to us was upheld by the South African Supreme Court of Appeal, AllPay has appealed the Supreme Court’s ruling to the South African Constitutional Court, the highest court in the country. AllPay’s appeal is scheduled to be heard on September 10, 2013. We cannot predict when or how the Constitutional Court will rule on the matter. If our contract is set aside, SASSA may be required to conduct a new tender process, which would consume a substantial portion of management’s time and attention as well as create uncertainty regarding the timing and ultimate outcome. We could be required to continue providing our payment service to SASSA during such a tender period. In addition, we have made major capital investments to implement this contract. If our contract were to be set aside, it is likely that we would suffer a significant loss on these investments.

            We are a longstanding contractor to SASSA. Although our current contract has expanded our services to the entire country from the five provinces we previously served, the benefits of higher volumes have been offset by lower per-recipient cardholder pricing. As a result of this lower pricing, our ability to maintain and improve our operating margin in our South African business will depend on our ability to provide the pension and welfare recipient cardholders whom we serve with higher-margin financial and other services. If we cannot successfully capitalize on these opportunities and grow this business, it is likely that our future financial performance would suffer.

            The DOJ and the SEC are investigating whether we have violated the Foreign Corrupt Practices Act, or FCPA, and other federal criminal laws, which has adversely impacted our business and reputation.

            On November 30, 2012, we received a letter from the U.S. Department of Justice, Criminal Division, informing us that the DOJ and the Federal Bureau of Investigation have begun an investigation into whether we and our subsidiaries, including our officers, directors, employees, and agents and other persons and entities possibly affiliated with us violated provisions of the FCPA and other U.S. federal criminal laws by engaging in a scheme to make corrupt payments to officials of the Government of South Africa in connection with securing our SASSA contract and also engaged in violations of the federal securities laws in connection with statements made by us in our SEC filings regarding this contract. On the same date, we received a letter from the Division of Enforcement of the SEC advising us that it is also conducting an investigation concerning our company. The SEC letter states that the investigation is a non-public, fact-finding inquiry and that the SEC investigation does not mean that the SEC has concluded that we or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. We are continuing to cooperate with the DOJ and the SEC regarding these investigations.

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

            In addition, we have incurred and will continue to incur significant legal and other costs in responding to requests for information seeking documents, testimony and other information in connection with the investigations and cannot predict at this time the ultimate amount of all such costs. These matters have required the involvement of certain members of our senior management that has materially and adversely affected their ability to devote their time to other matters relating to our business. The investigations have negatively impacted our ability to maintain our existing business relationships and to obtain new business, as our business reputation has already suffered significant damage due to the perceptions created by an investigation of this nature. We believe that this damage to our reputation has, and will continue, to have a significant impact on our ability to execute certain aspects of our business strategy effectively. For example, the FSB has suspended Smart Life’s license and prohibited it from writing any new long-term insurance policies in South Africa. We believe that the suspension was triggered by the adverse publicity we have received as a result of the DOJ and SEC investigations. Although we are appealing this decision, we cannot predict whether our appeal will be successful. While Smart Life’s operations are not currently material, providing a variety of financial products, such as insurance, to our cardholder base is an important part of our future business strategy. We have also been unable to conclude our BEE transaction, as described below. In addition, in order to continue to fund the costs of the investigations, we have had to upstream a portion of our ZAR cash reserves to the U.S., which has resulted in unfavorable currency conversion rates and the incurrence of dividend withholding taxes that we would not otherwise have had to pay.

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

            In order to meet our obligations under our SASSA contract, we are required to deposit government funds, which will ultimately be used to pay social welfare grants, with financial institutions in South Africa before commencing the payment cycle. If these financial institutions are unable to meet their commitments to us, in a timely manner or at all, we would be unable to discharge our obligations under our SASSA contract and could be subject to financial losses, penalties, loss of reputation and potentially, the cancellation of our contract. As we are unable to influence these financial institutions' operations, including their internal information technology structures, capital structures, risk management, business continuity and disaster recovery programs, or their regulatory compliance systems, we are exposed to counterparty risk.

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

            As of June 30, 2013, we had approximately $81 million of outstanding indebtedness, which we incurred to finance our acquisition of KSNET in October 2010. These loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The terms of the loan facility require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. Although these covenants only apply to our Korean subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

            We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit growth in our transaction-based activities segment.

            The incumbent South African retail banks have created a common banking product, generally referred to as a “Mzansi” account, for unbanked South Africans, which offers limited transactional capabilities at reduced charges, when compared to the accounts traditionally offered by these banks. Certain South African banks have also developed their own low-cost banking products targeted at the unbanked and under-banked market segment. According to the FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, approximately 4.4 million and 3.5 million people in South Africa claimed to use a Mzansi account in 2009 and 2008, respectively. As the competition to bank the unbanked in South Africa intensifies with the Mzansi account and other similar product offerings, we may not be successful in marketing our low-cost banking product to our target population. Moreover, as our product offerings increase, gain market acceptance and pose a competitive threat in South Africa, especially our UEPS/EMV product with biometric verification, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their transactional or other businesses.

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

            Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Dr. Serge Belamant, our Chief Executive Officer and Chairman and Herman Kotzé, our Chief Financial Officer. Many of our key responsibilities are performed by these two individuals, and the loss of the services of either of them could disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance. We do not have employment agreements with these executive officers and they may terminate their employment at any time.

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

            In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the ones we have co-established in Namibia and India. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a minority interest. Minority ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on our South African subsidiaries by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest.

            We may have difficulty managing our growth.

            We continue to experience growth, both in the scope of our operations and size of our organization. This growth is placing significant demands on our management, especially in connection with the implementation of our SASSA contract throughout all of South Africa during the past 15 months. Continued growth would increase the challenges involved in implementing appropriate operational and financial systems, expanding our technical and sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our culture and values. International growth, in particular, means that we must become familiar and comply with complex laws and regulations in other countries, especially laws relating to taxation.

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

            We may incur material losses in connection with our distribution of cash to recipient cardholders of social welfare grants.

            Many social welfare recipient cardholders use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipient cardholders to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against certain risks of loss or theft of cash from our delivery vehicles and we will therefore bear the full cost of certain uninsured losses or theft in connection with the delivery process, and such losses could materially and adversely affect our financial condition, cash flows and results of operations. We have not incurred any material losses resulting from cash distribution in recent years, but there is no assurance that we will not incur material losses in the future.

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

             Our Smart Life business exposes us to risks typically experienced by life assurance companies.

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

Risks Relating to Operating in South Africa and Other Foreign Markets

            If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to achieve black shareholding of our company in a manner that could dilute your ownership.

            The South African government, through the Broad-Based Black Economic Empowerment Act, 2003, established a legislative framework for the promotion of BEE. The law recognizes two distinct mechanisms for the achievement of BEE objectives—compliance with sector-specific codes of good practice and compliance with industry-specific transformation charters. On 6 June 2012 the South African government promulgated an Information and Communications Technology, or ICT, sector-specific code, to which we are subject. Achievement of BEE objectives is measured by the ICT sector “scorecard” which establishes a weighting to various components of BEE. We have taken a number of actions as a company to increase empowerment of black South Africans. However, it is possible that these actions may not be sufficient to enable us to achieve applicable BEE objectives. In that event, in order to avoid risking the loss of our government and private contracts, we may have to seek to comply through other means, including by selling or placing additional shares of Net1 or of our South African subsidiaries to black South Africans. Such sales of shares could have a dilutive impact of your ownership interest, which could cause the market price of our stock to decline.

            We entered into a BEE transaction in 2012 pursuant to which, among other things, we granted a BEE consortium a one-year option to purchase 8,955,000 shares of our common stock at an exercise price of $8.96 per share. We entered into the BEE transaction to facilitate sustainable economic growth and social development in South Africa by adhering to the principles of broad-based BEE, to strengthen the development of our business plan and to comply with South African regulation and business practice. When we entered into the BEE transaction, we expected that the exercise of the option by the BEE consortium would also substantially improve our BEE rating, which we anticipated would significantly enhance our ability to execute our longer-term strategy in South Africa and elsewhere in Africa and strengthen our business credentials that we believe are essential to maintain and accelerate the growth of our business.

            However, our stock price decreased materially when we announced the existence of the DOJ and SEC investigations and the option expired unexercised on April 19, 2013, as our stock price continued to remain substantially below the exercise price of the option through the expiration date of the option. We have therefore not succeeded in achieving the envisaged objectives of the BEE transaction. Although we and the BEE consortium are evaluating various alternatives to ensure that our BEE objectives will be met, we cannot assure you that these efforts will be successful. If we enter into another BEE transaction that involves the issuance of equity, we cannot predict what the dilutive effect of such a transaction would be on your ownership or how it would affect the market price of our stock.

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

            The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the US dollar, and to a lesser extent, the Korean won, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The US dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. During fiscal 2013, the ZAR was significantly weaker against the US dollar than during most of the preceding several years, which adversely affected our 2013 revenue and net income. We provide detailed information about historical exchange rates in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Exchange Rate Information.”

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

            Although Net1 is a US corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2013, approximately 30% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; (iv) repatriate to South Africa profits of foreign operations; and (v) limit our business to utilize profits of one foreign business to finance operations of a different foreign business.

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

            Some of these risks include:

-	political and economic instability, including higher rates of inflation and currency fluctuations;
-	high levels of corruption, including bribery of public officials;
-	loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;
-	a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
-	logistical and communications challenges;
-	potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;
-	difficulties in staffing and managing operations and ensuring the safety of our employees;
-	restrictions on the right to convert or repatriate currency or export assets;
-	greater risk of uncollectible accounts and longer collection cycles;
-	indigenization and empowerment programs; and
-	exposure to liability under US securities and foreign trade laws, including the FCPA, and regulations established by the US Department of Treasury’s Office of Foreign Assets Control, or OFAC.

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

            Our KSNET operations may be adversely affected by tension in the Korean peninsula.

            Our KSNET operations contributed approximately 29% and 22%, respectively, of our revenue and operating income for our 2013 fiscal year. During the early part of calendar 2013, there was increased tension on the Korean peninsula and a concern about potential acts of military aggression or cyber-attacks. This tension may have adversely impacted the Korean economy as is evidenced by the weakening of the KRW against the USD during calendar 2013. Because KSNET is a transaction processor, its operations are dependent on continuing high levels of consumer activity and the availability of data communication infrastructure. Acts of military aggression in the Korean peninsula, other hostile acts or economic weakness that reduces spending by South Korean consumers is likely to materially and adversely impact our KSNET operations. If this were to occur, we might be unable to comply with the debt covenants contained in our Korean debt facility, which could result in default and acceleration of our indebtedness. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

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

            We derive a substantial portion of our current business from the distribution of social welfare grants in South Africa. Because social welfare eligibility and grant amounts are regulated by the South African government, any changes to or reinterpretations of the government regulations relating to social welfare may result in the non-renewal or reduction of grants for certain individuals, or a determination that currently eligible social welfare grant recipient cardholders are no longer eligible. If any of these changes were to occur, the number of grants we distribute could decrease which could result in a reduction of our revenue and cash flows.

            The implementation of our SASSA contract required the re-registration of all social welfare grant recipient cardholder and beneficiaries in South Africa. To date, an estimated 372,870 recipient cardholders have not presented themselves for reregistration and SASSA has indicated that these grants will be cancelled if the beneficiaries do not present themselves for reregistration by the end of September 2013. Furthermore, part of our solution offered to SASSA involves the comparison of all re-registered beneficiaries’ fingerprints with the objective of eliminating any duplicate grants. When we have completed the fingerprint matching, a substantial number of duplicate grant beneficiaries may be removed from the payment file. If any of these events were to occur, the number of grants we distribute could decrease which could result in a reduction of our revenue, operating income and cash flows

            We do not have a South African banking license and therefore we provide our social welfare grant distribution and wage payment solution through an arrangement with a third-party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our social welfare grant distribution and wage payment business without alternate means of access to a banking license.

            The South African retail banking market is highly regulated. Under current law and regulations, our South African social welfare grant distribution and wage payment business activities in the unbanked market requires us to be registered as a bank in South Africa or to have access to an existing banking license. We are not currently so registered, but we have entered into an agreement with Grindrod Bank Limited, or Grindrod, that enables us to implement our social welfare grant distribution and wage payment solution in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. We are also dependent on Grindrod to defend us against attacks from the other South African banks who may regard the rapid market acceptance of our UEPS/EMV product with biometric verification as disruptive to their funds transfer or other businesses and may seek governmental or other regulatory intervention.

            In addition, the South African Financial Advisory and Intermediary Services Act, 2002, requires persons who give advice regarding the purchase of financial products or who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. We are in the process of applying for a license under this Act in order to continue to provide advice and intermediary services in respect of the financial products on which we advise and the payment processing services we provide in South Africa on behalf of insurers and other financial product suppliers. If we fail to obtain this license, we may be stopped from continuing this part of our business in South Africa.

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

            Our stock price has experienced recent significant volatility. During the 2013 fiscal year, our stock price ranged from a low of $3.01 to a high of $10.51. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	government or regulatory investigations, including developments in the current US government investigations;
-	developments in the South African courts related to the AllPay challenge to our SASSA tender award;
-	fluctuations in currency exchange rates, particularly the US dollar/ZAR exchange rate;
-	announcement of a BEE transaction, especially one involving the issuance or potential issuance of equity securities;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	announcements of acquisitions, disposals or impairments of intangible assets;
-	the timing of or delays in the commencement, implementation or completion of major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

            A majority of our common stock is beneficially owned by a small number of shareholders. The interests of these shareholders may conflict with those of our other shareholders.

            There is a concentration of ownership of our outstanding common stock because approximately 54% of our outstanding common stock is owned by three shareholders. Based on their most recent SEC filings disclosing ownership of our shares, International Value Advisers, LLC, or IVA, investment entities affiliated with General Atlantic LLC and Allan Gray Proprietary Limited beneficially owned approximately 27%, 14% and 13% of our outstanding common stock, respectively. General Atlantic also has the right to representation on our board of directors although it is not currently exercising that right.

            The interests of IVA, General Atlantic and Allan Gray may be different from or conflict with the interests of our other shareholders. As a result of the ownership by IVA, General Atlantic and Allan Gray, as well as the General Atlantic’s right to board representation, they will be able, if they act together, to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

            We believe that it is necessary to maintain a sufficient number of available authorized shares of our common stock in order to provide us with the flexibility to issue shares for business purposes that may arise from time to time. For example, we could sell additional shares to raise capital to fund our operations or to acquire other businesses, issue shares in a BEE transaction, issue additional shares under our stock incentive plan or declare a stock dividend. Our board may authorize the issuance of additional shares of common stock without notice to, or further action by, our shareholders, unless shareholder approval is required by law or the rules of the NASDAQ Stock Market. The issuance of additional shares could dilute the equity ownership of our current shareholders. In addition, additional shares that we issue would likely be freely tradable which could adversely affect the trading price of our common stock.

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

•

the court or arbitral body which pronounced the judgment had international jurisdiction and competence to entertain the case according to the principles recognized by South African law with reference to the jurisdiction of foreign courts;

•	the judgment is final and conclusive (that is, it cannot be altered by the court which pronounced it);
•	the judgment has not lapsed;

•

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

•	the judgment was not obtained by improper or fraudulent means;
•	the judgment does not involve the enforcement of a penal or foreign revenue law or any award of multiple or punitive damages; and
•	the enforcement of the judgment is not otherwise precluded by the provisions of the Protection of Business Act 99 of 1978 (as amended), of the Republic of South Africa.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

            None.

ITEM 2. PROPERTIES

            We lease our corporate headquarters facility which consists of approximately 83,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park, a 14,230 square foot manufacturing facility in Brakpan and 98 depot facilities. We also lease additional office space in Johannesburg, Pretoria, Cape Town and Durban, South Africa; Vienna, Austria; Seoul, Republic of Korea; Moscow, Russia; New York, New York and Frederick, Maryland. These leases expire at various dates through 2018.

            We own land and buildings in Ahnsung, Kyung-gi, Republic of Korea, which facility is used for the storage of business documents. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

            AllPay challenge to tender award

            On March 27, 2013, a full bench of the South African Supreme Court of Appeal dismissed AllPay’s appeal against the earlier ruling by the North Gauteng High Court that SASSA’s award of the tender to us would not be set aside. Accordingly, our SASSA contract to distribute social welfare grants to ten million South Africans every month, for a period of five years, remains in full force and effect. On April 18, 2013, AllPay applied for leave to appeal to the South African Constitutional Court, the highest court in the country, against the judgment of the Supreme Court. We and SASSA have opposed AllPay’s application. The hearing has been scheduled for September 10, 2013. Both the application for leave to appeal and appeal itself will be argued on September 10, 2013. We cannot predict when or how the Constitutional Court will rule on the matter.

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

            The appeal was heard on February 15, 2013, before the Supreme Court. On March 27, 2013, a full bench of the Supreme Court dismissed AllPay’s appeal against the earlier ruling by the North Gauteng High Court that SASSA’s award of the tender to us would not be set aside. The Supreme Court also upheld our and SASSA’s appeal against the High Court’s orders that the process conducted in awarding the contract was illegal and invalid and that we and SASSA pay AllPay’s costs occasioned by the court proceedings. The Supreme Court also ordered AllPay to pay our and SASSA’s costs occasioned by the court proceedings, including the cost of three counsel. The judges presiding at the Supreme Court hearing unanimously ruled that there were no unlawful irregularities in the tender process followed by SASSA.

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

•

directly or indirectly making false reports and providing false information to members of the South African media which AllPay orchestrated thereby creating the basis for false media reports which alleged or implied that the SASSA tender process was tainted by corruption through bribes by or on behalf of our subsidiary, Cash Paymaster Services;

•

introducing the media reports and allegations of corruption by or on behalf of us in connection with the SASSA tender process into the court proceedings in South Africa instituted by AllPay which sought to set aside the award of the tender to us;

•	causing an unfounded report to be made to the JSE Limited, or JSE, regarding disclosure that we made in relation to the SASSA contract;
•	making a report to the DOJ, bringing to the attention of the DOJ the corruption allegations and the South African media reports and repeating the allegations made in the report to the JSE; and
•

falsely seeking to create the impression in media reports and radio interviews that it had been found in the South African court proceedings described above that the tender process was tainted by corruption.

            In the lawsuit, we are seeking damages in the aggregate amount of ZAR 478 million (approximately US$55 million based on the ZAR/US dollar exchange rate on December 11, 2012) plus interest and costs. The damages claimed may increase as we quantify the continued impact of AllPay’s actions. A trial date will be applied for after the exchange of the required pleadings and finalization of any interlocutory issues which may arise. We cannot predict when this matter will go to trial.

            Our application to prompt the Hawks to conduct an investigation into corruption allegations that appeared in the South African media

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

            The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2011	$9.00	$5.77
Quarter ended December 31, 2011	$8.59	$5.80
Quarter ended March 31, 2012	$11.21	$6.71
Quarter ended June 30, 2012	$10.33	$7.79
Quarter ended September 30, 2012	$10.51	$7.84
Quarter ended December 31, 2012	$9.39	$3.01
Quarter ended March 31, 2013	$7.95	$5.01
Quarter ended June 30, 2013	$8.00	$6.60

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 14, 2013, there were 18 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

            Issuer purchases of equity securities

            We did not purchase any shares of our common stock during the fourth quarter of fiscal 2013. On August 21, 2013, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time. The authorization has no expiration date. This authorization replaces our prior one.

            Share performance graph

            The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2008, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2013 and 2012, and for the three years ended June 30, 2013 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2011, 2010 and 2009 and for the years ended June 30, 2010 and 2009, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with US GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2013(1)	2012(1)	2011(2)	2010	2009
Revenue	$452,147	$390,264	$343,420	$280,364	$246,822
Cost of goods sold, IT processing, servicing and support	196,834	141,000	109,858	72,973	70,091
Selling, general and administrative (3)	191,552	137,404	119,692	80,854	64,833
Equity instrument granted pursuant to BEE transaction (4)	-	14,211	-	-	-
Depreciation and amortization	40,599	36,499	34,671	19,348	17,082
Profit on sale of microlending business	-	-	-	-	455
Impairment losses (5)	-	-	41,771	37,378	1,836
Operating income	23,162	61,150	37,428	69,811	93,435
Foreign exchange gain related to short-term investment (6)	-	-	-	-	26,657
Interest income	12,083	8,576	7,654	10,116	20,290
Interest expense	7,966	9,345	8,672	1,047	9,462
Income before income taxes	27,279	60,381	36,410	78,880	130,920
Income tax expense (7)	14,656	15,936	33,525	40,822	42,744
Income from continuing operations	12,977	44,651	2,647	38,990	86,601
Net income attributable to Net1	12,977	44,651	2,647	38,990	86,601
Income from continuing operations per share:
Basic	$0.28	$0.99	$0.06	$0.84	$1.53
Diluted	$0.28	$0.99	$0.06	$0.84	$1.53

(1) The economics of our five year SASSA contract that was effective April 1, 2012, is included in fiscal 2013 and for three months in fiscal 2012 and contributed to the increase in revenue, especially in fiscal 2013. We incurred substantial implementation and smart card expenses totaling approximately $66.5 million and $16.3 million during fiscal 2013 and 2012, respectively, which resulted in an increase in cost of goods sold, IT processing, servicing and support an selling, general and administrative expense. The majority of these expenses were deductible for tax purposes. We also incurred significant capital expenditures related to the SASSA contract implementation which resulted in an increase in depreciation expense in fiscal 2013.
(2) KSNET was acquired effective November 1, 2010, and our reported results for fiscal 2011 include KSNET revenues of $68.4 million and a net loss of $4.1 million, after acquisition-related intangible assets amortization, deferred taxes related to acquisition-related intangible asset amortization and interest related to financing obtained to partially fund the acquisition.
(3) Selling, general and administrative expense includes a charge of $3.9 million (2013), $2.8 million (2012), $1.7 million (2011), $5.5 million (2010) and $4.9 million (2009), respectively, in respect of stock-based compensation.
(4) On April 19, 2012, we issued an option to purchase 8,955,000 shares of our common stock to a BEE consortium pursuant to a BEE transaction that we entered into on January 25, 2012. The fair value of the option was determined as approximately $14.2 million and has been expensed in full in fiscal 2012. The option expired unexercised in fiscal 2013.
(5) Customer relationships acquired in the acquisition of Net1 UTA were impaired in fiscal 2011. Goodwill related to the hardware, software and related technology sales segment was impaired during fiscal 2010, and goodwill related to the financial services segment was impaired during fiscal 2009.
(6) The foreign exchange gain related to a short-term investment in the form of an asset swap arrangement which matured during fiscal 2009.
(7) The fully-distributed tax rate for fiscal 2013 and 2012 was 28% and for fiscal 2011, 2010 and 2009 it was 34.55% . Our income tax expense for fiscal 2012 includes the effects of the change in South African tax law to impose a 15% dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace the 10% Secondary Taxation on Companies (a tax levied directly on a company on dividend distributions) (“STC”). Our income tax expense for fiscal 2012 also includes a valuation allowance of $8.2 million related to foreign tax credits we believe we may not recover. Our income tax expense for fiscal 2011 includes valuation allowances related to our Net1 UTA business of $8.9 million and a reversal of $10.4 million related to the customer impairment loss. Our income tax expense for fiscal 2009 includes the impact of the change in the fully-distributed rate during that year of approximately $3.5 million.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2013(1)	2012(1)	2011(1)	2010(1)	2009
Cash flows provided by operating activities	$55,917	$20,406	$66,223	$68,683	$106,768
Cash flows used in investing activities	$447,816	$292,539	$323,685	$90,186	$107,856
Cash flows provided by (used in) financing activities .	$409,716	$231,907	$183,269	$(48,478)	$(40,248)

Operating income margin	5%	16%	11%	25%	38%

(1) Cash flows used in investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2013	2012 (1)	2011(1)	2010	2009
Cash and cash equivalents	$53,665	$39,123	$95,263	$153,742	$220,786
Total current assets before settlement assets	184,723	175,236	213,421	226,429	290,294
Goodwill	175,806	182,737	209,570	76,346	116,197
Intangible assets	77,257	93,930	119,856	68,347	75,890
Total assets	1,276,322	955,893	781,645	472,090	499,487
Total current liabilities before settlement obligations	76,859	73,377	102,406	57,927	77,809
Total long-term debt	66,632	79,760	111,776	4,343	4,185
Total equity	$339,969	$346,811	$328,010	$287,301	$375,756

(1) During fiscal 2013, we identified an immaterial balance sheet misclassification related to prior periods that involved an overstatement of other payables and an understatement of additional paid-in capital of $2.0 million, respectively. We corrected these amounts in the current period, effective July 1, 2010. This reclassification has no impact on our previously reported consolidated income, comprehensive income or cash flows.

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

            We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has now been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The new UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, health care management, international money transfers, voting and identification.

            We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies.

            Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over nine million recipient cardholders across the entire country, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service that processes monthly payments for approximately 1,300 employer groups representing over 900,000 employees. Our MediKredit service provides the majority of funders and providers of healthcare in South Africa with an on-line real-time management system for healthcare transactions. We perform a similar service in the US through our XeoHealth subsidiary.

            Internationally, through KSNET, the second largest transaction processor by volume in Korea, we offer card processing, payment gateway and banking value-added services in that country.

            Our Net1 Mobile Solutions business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Cameroon, the Philippines and Colombia.

Sources of Revenue

            We generate our revenues by charging transaction fees to government agencies, merchants, financial service providers, utility providers, bill issuers, employers and healthcare providers; by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

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

            Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 220,000 merchants and to card issuers in Korea through our value-added-network. In the US, we earn transaction fees from our customers utilizing our XeoRules on-line real-time management system for healthcare transactions. We also generate fees from our customers who utilize our VCPay technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card-not-present environment. The revenue and costs at KSNET, XeoHealth and VCPay as well as those from our expired Iraqi contracts to February 2013, are reflected in our international transaction-based activities segment.

            In South Africa, we also generate fees from debit and credit card transaction processing, the provision of value-added services such as bill payments, mobile top-up and pre-paid utility sales, transaction processing for both funders and providers of healthcare and from providing a payroll transaction management service. The revenue and costs associated with these services are reflected in our South African transaction-based activities segment.

            Finally, we have entered into business partnerships or joint ventures to introduce our UEPS and VTU solutions to new markets such as Namibia and Colombia. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use the UEPS in the specific territory, including the back-end system. We account for our equity investments using the equity method. When we equity-account these investments, we are required under US GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these equity-accounted investments during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third-party customers, as the case may be.

            We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

            Business Developments during Fiscal 2013

            South Africa

            SASSA

            We commenced the second phase of the enrollment process in early July 2012 and completed the bulk enrollment by April 30, 2013, in accordance with the implementation plan agreed with SASSA. Under our agreement with SASSA, we have to enroll both the grant recipient cardholders (those individuals who receive the actual payment and are issued with our UEPS/EMV smart card), as well as the grant beneficiaries (those individuals who have qualified for the social grant, but are not necessarily the recipient cardholder of the grant). By way of example, a parent who has three children and receives a grant for all three children is the grant recipient cardholder, while the three children are each classified individually as grant beneficiaries. In this case, we capture the personal and biometric information of the parent and three children, but only the parent is issued with an UEPS/EMV smart card. Our monthly service fee is calculated on the number of grant recipient cardholders.

            While the number of grant recipient cardholders on a national basis has consistently been quantified by SASSA at approximately 9.4 million individuals, the number of beneficiaries was revised higher by SASSA from an initial estimate of approximately 15.5 million, to the revised estimate of approximately 21.6 million. In order to complete the second phase of the implementation on time, and given the significantly higher number of beneficiaries, we increased the number of temporary employees that we hired in the second quarter of fiscal 2013 from 2,500 to approximately 5,500 and retained the higher employee base through all of the third quarter of fiscal 2013. Having substantially concluded bulk enrollment in fiscal 2013, our temporary employee headcount has since declined to 1,392 at June 30, 2013.

            As of June 30, 2013, we had enrolled a total of 21.7 million people which comprises approximately 9.5 million grant recipient cardholders and 12.2 million beneficiaries associated with these recipient cardholders in accordance with our second phase enrollment schedule, and issued them our UEPS/EMV smart card.

            During March 2013, the Minister of Social Development and SASSA announced that the deadline for the enrollment of grant recipient cardholders would be extended to April 30, 2013. We therefore continued with the enrollment process for the month of April 2013. SASSA sent termination notices to all cardholder recipients and beneficiaries who had not presented themselves for enrollment during May, June and July 2013 in terms of the Promotion of Administrative Justice Act. As of July 30, 2013, there were an estimated 372,870 former grant recipient cardholders who had not presented themselves for enrollment. The grants applicable to these grant recipient cardholders will be suspended with effect from September 2013 and these beneficiaries will have to re-apply for their grants. Our revenue for fiscal 2014 will decline to the extent that these beneficiaries do not re-apply for their grants, but such decline may be offset by the amount of new grant recipient cardholders approved by SASSA.

            The graph below presents our enrollment progress from inception to June 30, 2013:

           The enrollment statistics included in the graph above reflect the cumulative number of cardholder recipient and beneficiary enrollments since the inception of the new contract. The statistics therefore do not reflect any cardholder recipients and beneficiaries that may have been removed from the payment file subsequent to enrollment due to the suspension or disqualification of a social welfare grant or death. There is a time lag between when a current grant recipient cardholder is issued a UEPS/EMV card and when the recipient cardholder receives grants onto the UEPS/EMV smart card. For instance, recipient cardholders enrolled in March 2013 and issued a UEPS/EMV smart card were only paid onto that card in the April 2013 pay cycle. When a new grant recipient cardholder is approved by SASSA, the recipient cardholder is enrolled, issued a UEPS/EMV smart card and immediately paid on this card. We are paid monthly by SASSA for each recipient cardholder paid by us, regardless of the number of grants received by the recipient cardholder, the channel utilized and therefore for the month of June 2013, we earned revenue from SASSA based on the distribution of grants to 9,591,950 recipient cardholders.

            During fiscal 2013, we incurred direct implementation expenses of approximately $56.2 million (ZAR 488.3 million), including staff, travel, temporary infrastructure hire, fixed premises hire for enrollment and stationery costs. We are unable to quantify the value of time spent by our executives and pension and welfare operations managers and staff that service the five provinces in which we operated under the previous contract and that have assisted in the implementation of the national contract. During fiscal 2012, we incurred direct implementation expenses of approximately $10.9 million (ZAR 83.9 million).

            We also expensed $10.3 million (ZAR 90.2 million) related to the cost of the UEPS/EMV smart cards issued during fiscal 2013, which is not included in the $56.2 million (ZAR 488.3 million) of direct implementation expenses described above. We did not expense any smart cards in fiscal 2012.

            We also incurred approximately $6.9 million in capital expenditures related to the implementation during fiscal 2013. Since inception of the implementation we have incurred cumulative capital expenditures of $28.1 million. We have substantially completed the bulk enrollment of recipient cardholders and beneficiaries and do not expect any further significant capital expenditures related to this process.

            Our total cash outlay through June 30, 2013 has been $105.5 million for direct implementation expenses, smart card costs and capital expenditures. We would have been in-line with the mid-point of our initial total cash outlay range assuming the volume of enrollments had not changed. Our revised estimate including the registration of the incremental beneficiaries was between $100 and $105 million and included expanding our temporary staff for longer.

            See Part I, Item 1A—“Risk Factors” and Item 3—“Legal Proceedings” for more information and the risks associated with our SASSA contract and for an update on litigation associated with our SASSA contract.

            Smart Life long-term insurance license

            During January 2013, the FSB suspended Smart Life’s long-term insurance license and prohibited it from writing any new long-term insurance policies in South Africa. We have prepared a submission to the FSB to uplift the suspension and the FSB is currently conducting an investigation into the affairs of Smart Life, but we cannot predict what the outcome will be.

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

            Outside South Africa

                 KSNET

            Our strategic marketing initiatives over the past two years, focusing on the small and medium merchant segment has had a positive impact on our transaction processing volumes and operating profit in Korea. Our processing volume and value growth rate continues to outpace the Korean economic growth rate. The KSNET management team remains focused on the retention and expansion of our current market share and to grow into adjacent markets. The competitive value added network environment in Korea has resulted in a nominal anticipated loss of operation margin, which we expect to stabilize during fiscal 2014. Our payment gateway and banking VAN businesses continue to grow exponentially, albeit off a small base.

            XeoHealth

            The commencement of the recovery audit contractor, or RAC, services and desk review recovery referrals identified through our XeoRulesTM engine for Cognosante in North Dakota has been delivered and Cognosante has commenced issuing recovery letters to providers. Under our contract, we are compensated based on a percentage of the final recoveries identified by our XeoRules claim re-adjudicating service for the audit period of five years, as well as the desk review recovery referrals identified through our XeoRules engine. XeoHealth has recently realized the first recoveries in but we are currently unable to quantify the value of RAC service revenues to be recognized during any particular future quarter.

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

            XeoHealth has recently concluded a contract to expand the current services offered to Philadelphia-based Community Behavioral Health, or CBH, to individual practices contracted for delivery of services to the Office of Mental Health. The State of Pennsylvania conducted an audit on XeoRules used by CBH for claims adjudication and no findings were reported. We have been informed that the auditors highlighted the ICD10 readiness of XeoRules. ICD10 is scheduled for implementation on October 1, 2014. We expect the final audit report to be published on the State’s web site in November 2013. The expansion into adjacent markets and expected audit report findings supports our strategy to establish XeoHealth as the provider of disruptive innovation focused on patient centricity in the United States.

            Net1 Mobile Solutions

            Following our acquisition of Pbel in fiscal 2013, we decided to consolidate our array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU in a new business division, Net1 Mobile Solutions. This division is responsible for the worldwide technical development and commercialization of these technologies. During fiscal 2013, this new division assumed control of our existing MVC, Chip and VTU projects and customers, in addition to the projects and customers acquired as part of the Pbel acquisition and commenced a business re-engineering program to optimize costs and realize synergies across the various products, projects and geographies. We have developed several new applications, including mobile applications to provide our social welfare cardholders with certain value added services, which will be deployed during the first quarter of fiscal 2014.

            The African Continent and Iraq

            During fiscal 2013, NUETS was informed in writing by International Smart Card LLC, or ISC, its customer in Iraq, that it would not renew its contracts with NUETS upon their expiration. As a result, NUETS stopped processing transactions for its Iraqi customer at the end of February 2013, but has some minor remaining contractual commitments over the next several months. In addition, ISC has not paid several outstanding invoices and we have provided an amount of $2.3 million as doubtful debts during the third quarter of fiscal 2013. We have instituted debt recovery procedures to recover the outstanding amounts but we cannot predict the outcome, or timing, of these procedures. NUETS continued to service its current customers on the African continent and continued its business development efforts, including responding to a number of tenders, in multiple countries on the African continent during the year.

            Our partnership with MasterCard may also bring us additional business development opportunities for current or future MasterCard member banks who seek the offline and additional functionality incorporated in our new UEPS/EMV payment technology. We participated in several such business development opportunities with MasterCard during fiscal 2013, but cannot predict the timing or outcome of these initiatives.

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

            The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the earnings before interest, taxation, depreciation and amortization, or EBITDA, and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units. The results of our impairment tests during fiscal 2013 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment.

            Intangible Assets Acquired Through Acquisitions

            The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2013, 2012 and 2011, where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

            Deferred Taxation

            We estimate our tax liability through the calculations done for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in future periods. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2013, 2012, and 2011, we recorded increases to our valuation allowance of $2.6 million, $12.0 million and $19.5 million, respectively.

     Stock-based Compensation and Equity Instrument issued pursuant to BEE transaction

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

            We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognize compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $3.9 million, $2.8 million and $1.7 million for fiscal 2013, 2012 and 2011, respectively. Net stock-based compensation expense for fiscal 2011, includes a reversal of $3.5 million related to a portion of the restricted stock granted in August 2007 that did not vest as the performance condition prescribed in the terms of the awards was not met.

            Equity instrument

            We recorded $14.2 million of expense associated with the issuance of equity instruments as part of the BEE transaction during fiscal 2012 as such awards were fully vested during the period. The option expired unexercised in fiscal 2013, however, the expense recorded during fiscal 2012 was not reversed during fiscal 2013 because the option had vested in full on the grant date in 2012.

            Accounts Receivable and Allowance for Doubtful Accounts Receivable

            We maintain an allowance for doubtful accounts receivable related to our hardware, software and related technology sales and international transaction-based activities segments as a result of sales or rental of hardware, support and maintenance services provided; or sale of licenses to customers; or the provision of transaction processing services to our customers.

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

            Research and Development

            Accounting standards require product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2013, 2012 or 2011, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

            Recent accounting pronouncements not yet adopted as of June 30, 2013

            Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2013, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

            Actual exchange rates

            The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2013	2012	2011 (1)
ZAR : $ average exchange rate	8.8462	7.7920	7.0286
Highest ZAR : $ rate during period	10.3587	8.6987	7.7809
Lowest ZAR : $ rate during period	8.0444	6.6096	6.4925
Rate at end of period	9.8925	8.2881	6.8449

KRW : $ average exchange rate	1,112	1,130	1,113
Highest KRW : $ rate during period	1,162	1,202	1,169
Lowest KRW : $ rate during period	1,019	1,029	1,059
Rate at end of period	1,144	1,159	1,079

            (1) – KRW : $ average, highest and lowest exchange rates are from November 1, 2010 (KSNET acquisition date) to June 30, 2011.

            Translation Exchange Rates

            We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2013, 2012 and 2011, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2013	2012	2011
Income and expense items: $1 = ZAR	8.7105	7.7186	6.9962
Income and expense items: $1 = KRW	1,072	1,104	1,121

Balance sheet items: $1 = ZAR	9.8925	8.2881	6.8449
Balance sheet items: $1 = KRW	1,144	1,159	1,079

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

           Fiscal 2013 results include SmartSwitch Botswana from December 1, 2012 and Pbel from September 1, 2012. Fiscal 2012 results include Smart Life from July 1, 2011 and Eason from October 1, 2011. Fiscal 2011 results include KSNET from November 1, 2010. Refer also to Note 3 to the consolidated financial statements.

            The discussion below gives effect to the reallocation of certain activities among our various operating segments as discussed above.

             Fiscal 2013 Compared to Fiscal 2012

            The following factors had an influence on our results of operations during fiscal 2013 as compared with the same period in the prior year:

•	Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 14% against the ZAR during fiscal 2013 which negatively impacted our reported results;
•

SASSA implementation costs: : We completed the bulk enrollment of recipient cardholders and beneficiaries under our SASSA contract during fiscal 2013 and incurred implementation and staff costs of $66.5 million, including the cost of UEPS/EMV smart cards issued, compared with $10.9 million in fiscal 2012;

•	DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $5.9 million in fiscal 2013;
•	Allowance for doubtful accounts receivable relating to expired Iraqi contracts: We have provided $2.3 million related to expired NUETS Iraqi customer contracts;
•

Fair value charge resulting from issue of equity instrument pursuant to BEE transaction: The fair value charge of $14.2 million related to our BEE transaction negatively impacted our reported results during fiscal 2012;

•

Fiscal 2012 impacted by change in South African tax law: As a result of the change in South African tax law that replaced STC with a dividends withholding tax, fiscal 2012 tax expense included a net taxation benefit of $10.1 million, as we recorded a $18.3 million deferred tax benefit which was offset by an $8.2 million foreign tax credit valuation allowance; and

•	Profit on liquidation of SmartSwitch Nigeria: In fiscal 2012, we recorded a non-cash profit of $4.0 million on the liquidation of SmartSwitch Nigeria.

            Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with US GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Year ended June 30,
	2013	2012	%
	$ ’000	$ ’000	change
Revenue	452,147	390,264	16%
Cost of goods sold, IT processing, servicing and support	196,834	141,000	40%
Selling, general and administration	191,552	137,404	39%
Equity instrument issued pursuant to BEE transaction	-	14,211	nm
Depreciation and amortization	40,599	36,499	11%
Operating income	23,162	61,150	(62%	)
Interest income	12,083	8,576	41%
Interest expense	7,966	9,345	(15%	)
Income before income taxes	27,279	60,381	(55%	)
Income tax expense	14,656	15,936	(8%	)
Net income before income from equity-accounted investments	12,623	44,445	(72%	)
Income from equity-accounted investments	351	220	60%
Net income	12,974	44,665	(71%	)
(Add) Less net (loss) income attributable to non-controlling interest	(3)	14	nm
Net income attributable to Net1	12,977	44,651	(71%	)

	In South African Rand
Table 4	(US GAAP)
	Year ended June 30,
	2013	2012
	ZAR	ZAR	%
	’000	’000	change
Revenue	3,938,426	3,012,292	31%
Cost of goods sold, IT processing, servicing and support	1,714,523	1,088,322	58%
Selling, general and administration	1,668,514	1,058,190	58%
Equity instrument issued pursuant to BEE transaction	-	112,066	nm
Depreciation and amortization	353,637	281,722	26%
Operating income	201,752	471,992	(57%	)
Interest income	105,249	66,195	59%
Interest expense	69,388	72,130	(4%	)
Income before income taxes	237,613	466,057	(49%	)
Income tax expense	127,661	123,004	4%
Net income before income from equity-accounted investments	109,952	343,053	(68%	)
Income from equity-accounted investments	3,057	1,698	80%
Net income	113,009	344,751	(67%	)
(Add) Less net (loss) income attributable to non-controlling interest	(26)	108	nm
Net income attributable to Net1	113,035	344,643	(67%	)

            The increase in revenue was primarily due to incremental revenue resulting from our new SASSA contract and a higher contribution from KSNET.

            The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses related to the implementation of our new SASSA contract which includes the UEPS/EMV smart cards issued during fiscal 2013.

            Our selling, general and administration expense increased primarily due to the SASSA contract implementation costs described above, legal fees of approximately $5.9 million (ZAR 51.7 million) in connection with the government investigations and the allowance for doubtful accounts receivable for expired NUETS contracts. Our selling, general and administration expense for fiscal 2012 included SASSA contract implementation costs of $10.9 million (ZAR 83.9 million) and cash bonuses of $5.4 million (ZAR 41.8 million) related to our SASSA tender award and a non-cash profit related to the liquidation of SmartSwitch Nigeria of $4.0 million.

            The grant date fair value of the equity instrument issued pursuant to our January 2013 BEE transaction was $14.2 million (ZAR 112.1 million) and was expensed in full in fiscal 2012. The option expired unexercised in fiscal 2013.

            Our operating income margin for fiscal 2013 and 2012 was 5% and 16%, respectively. We discuss the components of the operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to higher implementation costs related to the SASSA contract, DOJ and SEC investigation costs and the NUETS allowance for doubtful accounts receivable in fiscal 2013.

            Depreciation and amortization increased primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract. The intangible asset amortization related to our various acquisitions has been allocated to our operating segments as presented in the tables below:

Table 5	Year ended June 30,
	2013	2012
	$ ’000	$’000
Amortization included in depreciation and amortization expense:	18,222	19,557
South African transaction-based activities	4,491	6,171
International transaction-based activities	13,402	13,015
Hardware, software and related technology sales	329	371

Table 6	Year ended June 30,
	2013	2012
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	158,721	150,952
South African transaction-based activities	39,114	47,625
International transaction-based activities	116,738	100,458
Hardware, software and related technology sales	2,869	2,869

            Interest on surplus cash increased to $12.1 million (ZAR 105.2 million) from $8.6 million (ZAR 66.2 million). The increase resulted primarily fromhigher average daily ZAR cash balances offset by lower deposit rates resulting from the decrease in the South African prime interest rate from an average of approximately 9.0% to 8.5% per annum.

            Interest expense decreased to $8.0 million (ZAR 69.4 million) from $9.3 million (ZAR 72.1 million) due to a lower average long-term debt balance.

            Total fiscal 2013 tax expense was $14.7 million (ZAR 127.7 million) compared to $16.0 million (ZAR 123.0 million) in fiscal 2013. Our fiscal 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. Our effective tax rate for fiscal 2013, was 53.7% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. Our effective tax rate for fiscal 2012, was 26.4% and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit and a non-taxable profit on liquidation of SmartSwitch Nigeria, which was partially offset by an equity instrument issued pursuant to our BEE transaction and non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance.

            Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 7	In United States Dollars (US GAAP)
	Year ended June 30,
	2013	% of		2012	% of		%
Operating Segment	$’000	total		$’000	total		change
Consolidated revenue:
South African transaction-based activities	240,405	53%		201,207	52%		19%
International transaction-based activities	133,481	30%		118,281	30%		13%
Smart card accounts	36,990	8%		31,263	8%		18%
Financial services	6,545	1%		8,121	2%		(19%	)
Hardware, software and related technology sales	34,726	8%		31,392	8%		11%
Total consolidated revenue	452,147	100%		390,264	100%		16%
Consolidated operating income (loss):
South African transaction-based activities	13,196	57%		49,824	81%		(74%	)
Operating income before amortization	17,687			55,995
Amortization of intangibles	(4,491)			(6,171)
International transaction-based activities	34	-		1,257	2%		(97%	)
Operating income before amortization	13,436			14,272
Amortization of intangibles	(13,402)			(13,015)
Smart card accounts	10,543	46%		12,820	21%		(18%	)
Financial services	3,646	16%		4,636	8%		(21%	)
Hardware, software and related technology sales	6,694	29%		3,619	6%		85%
Operating income before amortization of intangibles	7,023			3,990
Amortization of intangibles	(329)			(371)
Corporate/eliminations	(10,951)	(48%	)	(11,006)	(18%	)	-
Total consolidated operating income	23,162	100%		61,150	100%		(62%	)

Table 8	In South African Rand (US GAAP)
	Year ended June 30,
	2013			2012
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
South African transaction-based activities	2,094,048	53%		1,553,036	52%		35%
International transaction-based activities	1,162,686	30%		912,964	30%		27%
Smart card accounts	322,201	8%		241,307	8%		34%
Financial services	57,010	1%		62,683	2%		(9%	)
Hardware, software and related technology sales	302,481	8%		242,302	8%		25%
Total consolidated revenue	3,938,426	100%		3,012,292	100%		31%
Consolidated operating income (loss):
South African transaction-based activities	114,944	57%		384,572	81%		(70%	)
Operating income before amortization	154,058			432,197
Amortization of intangibles	(39,114)			(47,625)
International transaction-based activities	296	-		9,702	2%		(97%	)
Operating income before amortization	117,034			110,160
Amortization of intangibles	(116,738)			(100,458)
Smart card accounts	91,835	46%		98,952	21%		(7%	)
Financial services	31,758	16%		35,783	8%		(11%	)
Hardware, software and related technology sales	58,308	29%		27,934	6%		109%
Operating income before amortization of intangibles	61,177			30,803
Amortization of intangibles	(2,869)			(2,869)
Corporate/eliminations	(95,389)	(48%	)	(84,951)	(18%	)	12%
Total consolidated operating income	201,752	100%		471,992	100%		(57%	)

            South African transaction-based activities

            In ZAR, the increases in segment revenue were primarily due to higher revenues earned for a full year under our new SASSA contract, increased transaction fees from our expanded merchant acquiring system and the inclusion of Pbel for ten months.

            Our operating income margin for fiscal 2013 and 2012 was 5% and 25%, respectively, and has declined primarily due to the higher SASSA implementation costs. Excluding amortization of intangibles, our operating margin for fiscal 2013 and 2012 was 7% and 28%, respectively.

            South African transaction processors:

            The table below presents the total volume and value processed during fiscal 2013 and 2012 by our transaction processors:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2013	2012	2013	2012	2013	2012
CPS	114,521	55,973	12,057,511	6,768,469	105,026,946	52,243,105
EasyPay(1)	419,723	443,227	11,140,908	12,171,663	97,042,882	93,948,192
Remaining core	419,723	418,831	11,140,908	11,383,734	97,042,882	87,866,487
Discontinued	-	24,396	-	787,929	-	6,081,705
MediKredit	10,611	10,677	763,142	620,439	6,647,349	4,788,923
FIHRST	24,003	24,266	9,507,059	10,069,927	82,811,238	77,725,741

(1)

– fiscal 2012 data includes Eason prepaid airtime and electricity volume and value from October 1, 2011 and reclassified to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

            Our SASSA contract discussed under “—Business Developments during Fiscal 2013—South Africa—SASSA” had a positive impact on revenue but the substantial implementation costs incurred during fiscal 2013 significantly decreased our operating margin. Our pension and welfare operations continue to generate the majority of our revenues and operating income, before implementation costs, in this operating segment and overall.

            During fiscal 2012, one of EasyPay’s large customers decided to perform its EFT/switching activities in-house, which had an adverse impact on our volumes during that year. EasyPay has retained its value-added services relationship with this customer and therefore the overall impact to revenue and profitability has been modest. EasyPay fiscal 2012 volumes and values were impacted by its focus on higher-margin value-added services and termination of certain inefficient activities such as the hosting of processing servers for financial institutions. EasyPay has signed contracts with two large retailers and commenced processing transaction for one of them, with a modest impact on transaction volumes and values.

            MediKredit’s total volumes processed decreased moderately due to the on-going consolidation in the medical scheme industry in South Africa which has resulted in MediKredit losing adjudication and processing business as its providers are obligated to outsource these services to their parent’s processor. This moderate decrease in volumes has been offset by commencing adjudication and processing activities for new providers, including public hospitals, private hospitals and specialist doctors. MediKredit’s total value processed has increased due to the significant increase in the underlying cost of medical services and products in the South African medical scheme industry and an increase in private hospital claims processing.

            FIHRST volumes modestly decreased due to labor strikes in the South African mining industry. As a result of the strikes, some of FIHRST’s mining industry customers temporarily suspended wage payments which resulted in a lower number of transactions processed during fiscal 2013. However, as and when the strikes were settled, FIHRST’s customers requested FIHRST to process one transaction which included a catch up payment of all missed wages and any other benefits. While volumes modestly decreased due to the strikes, total transaction values have increased due to a higher number of customers and inflation-related increases to the underlying transaction values.

            Our results for fiscal 2013 include intangible asset amortization related to our Pbel acquisition from September 2012 and Eason for the full year. MediKredit’s intangible assets were amortized in full at the ended of December 2012 and are included for six months. The majority of FIHRST’s intangible assets were amortized in full at the end of March 2013 and are included for nine months. Our results for fiscal 2012 include intangible asset amortization related to our Eason acquisition from October 2011 and MediKredit and FIHRST for the full year.

            International transaction-based activities

            KSNET continues to contribute the majority of our revenues and operating income in this operating segment. Revenue increased primarily due to KSNET’s revenue growth during fiscal 2013 and was offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer. Operating income was negatively impacted by this expiration and non-renewal and the related allowance for doubtful accounts receivable, ongoing start-up expenditures related to our XeoHealth launch in the United States, ongoing losses at Net1 Virtual Card and Net1 UTA as well as ongoing competition in the Korean marketplace, but was partially offset by increased revenue contributions from KSNET. Operating margin for the segment is lower than most of our South African transaction-based businesses. Operating income margin for fiscal 2013 and 2012 was 0% and 1%, respectively. Excluding amortization of intangibles, our operating margin for fiscal 2013 and 2012 was 10% and 12%, respectively.

            Our results for fiscal 2013 and 2012 include the intangible asset amortization related to our KSNET acquisition for the full year.

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

            The new pricing, effective from April 1, 2012, reduced the average monthly revenue per smart card from ZAR5.50 to ZAR4.00 and the operating income margin from 45.45% to 28.50% . Operating income margin from providing smart card accounts for fiscal 2013 and 2012 was 29% and 41%, respectively.

            In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipient cardholders serviced through our SASSA contract. Approximately 9.3 million smart card-based accounts were active at June 30, 2013 compared to approximately 5.6 million active accounts at June 30, 2012.

            Financial services

            UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue decreased primarily due to a decrease in the number of loans granted. Operating income decreased primarily as a result of ongoing start-up expenditure incurred to establish our Smart Life insurance business, lower UEPS-based lending activity and the allocation of UEPS-based lending corporate administration and overhead expenses to this segment from South African transaction-based activities. Smart Life did not contribute to operating income in fiscal 2013 or 2012.

            Operating income margin for the financial services segment decreased to 56% from 57%, primarily as a result of start-up expenditures related to Smart Life and other financial services offerings and the allocation of UEPS-based lending corporate administration and overhead expenses to this segment. Fiscal 2012 results have not been restated to allocate the UEPS-based lending corporate administration and overhead expenses to this segment from South African transaction-based activities. The operating income margin for fiscal 2012 would have been 52% if these expenses had been allocated. The allocation of these expenses from the South African transaction-based activities segment has no meaningful impact on its operating margin for fiscal 2012.

            Hardware, software and related technology sales

            In ZAR, the increase in revenue resulted primarily from an increase in royalty fees and ad hoc hardware sales, offset by a lower contribution from most other major contributors to hardware and software sales. Operating income increased due the higher royalty fees and ad hoc hardware sales, offset by the lower contribution from most key contributors to the operating segment. Significant quarter over quarter fluctuations in revenue, operating income and operating margin are expected due to ad hoc orders in this operating segment. Amortization of intangible assets during fiscal 2013 and 2012, respectively, was approximately $0.3 million (ZAR 2.9 million) and $0.4 million (ZAR 2.9 million) and reduced our operating income.

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

            Corporate/ Eliminations

            Our fiscal 2013 corporate expenses include increased legal and other fees we incurred in connection with the US government investigations and higher stock-based compensation charges. Our fiscal 2012 corporate expenses include a charge related to our equity instrument issued pursuant to our BEE transaction and a $4.0 million profit related to the liquidation of SmartSwitch Nigeria.

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

            Fiscal 2012 Compared to Fiscal 2011

            The following factors had an influence on our results of operations during fiscal 2012 as compared with the same period in the prior year:

  Impact of new SASSA contract: Our new SASSA contract has resulted in higher revenues from SASSA during the fourth quarter of fiscal 2012. We commenced implementing the new contract during the third quarter of fiscal 2012 and incurred additional implementation and staff costs of approximately $10.9 million, excluding cash bonuses of $5.4 million which were paid as a result of the tender award to us;
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
  Fair value charge resulting from issue of equity instrument pursuant to BEE transaction: The fair value charge of $14.2 million related to our BEE transaction negatively impacted our reported results during fiscal 2012;
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

            Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with US GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 10	(US GAAP)
	Year ended June 30,
	2012	2011	%
	$ ’000	$ ’000	change
Revenue	390,264	343,420	14%
Cost of goods sold, IT processing, servicing and support	141,000	109,858	28%
Selling, general and administration	137,404	119,692	15%
Equity instrument issued pursuant to BEE transaction	14,211	-	nm
Depreciation and amortization	36,499	34,671	5%
Impairment of intangible assets	-	41,771	nm
Operating income	61,150	37,428	63%
Interest income	8,576	7,654	12%
Interest expense	9,345	8,672	8%
Income before income taxes	60,381	36,410	66%
Income tax expense	15,936	33,525	(52%	)
Net income before income (loss) from equity-accounted investments	44,445	2,885	nm
Income (Loss) from equity-accounted investments	220	(339)	(165%	)
Net income	44,665	2,546	nm
Less (Add) net income (loss) attributable to non-controlling interest	14	(101)	(114%	)
Net income attributable to Net1	44,651	2,647	nm

	In South African Rand
Table 11	(US GAAP)
	Year ended June 30,
	2012	2011
	ZAR	ZAR	%
	’000	’000	change
Revenue	3,012,292	2,402,634	25%
Cost of goods sold, IT processing, servicing and support	1,088,322	768,589	42%
Selling, general and administration	1,058,190	837,389	26%
Equity instrument issued pursuant to BEE transaction	112,066	-	nm
Depreciation and amortization	281,722	242,565	16%
Impairment of intangible assets	-	292,238	nm
Operating income	471,992	261,853	80%
Interest income	66,195	53,549	24%
Interest expense	72,130	60,671	19%
Income before income taxes	466,057	254,731	83%
Income tax expense	123,004	234,548	(48%	)
Net income before income (loss) from equity-accounted investments	343,053	20,183	nm
Income (Loss) from equity-accounted investments	1,698	(2,372)	(172%	)
Net income	344,751	17,811	Nm
Less (Add) net income (loss) attributable to non-controlling interest	108	(707)	(115%	)
Net income attributable to Net1	344,643	18,518	nm

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

            The grant date fair value of the equity instrument issued pursuant to our January 2012 BEE transaction was $14.2 million (ZAR 112.1 million) and has been expensed in full in fiscal 2012.

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

Table 12	Year ended June 30,
	2012	2011
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	19,557	21,692
South African transaction-based activities	6,171	5,702
International transaction-based activities	13,015	8,602
Hardware, software and related technology sales	371	7,388

Table 13	Year ended June 30,
	2012	2011
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	150,952	151,761
South African transaction-based activities	47,625	39,891
International transaction-based activities	100,458	60,181
Hardware, software and related technology sales	2,869	51,689

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

            In ZAR, interest on surplus cash increased to $8.6 million (ZAR 66.2 million) from $7.7 million (ZAR 53.4 million). The increase resulted primarily fromhigher average daily ZAR cash balances offset by lower deposit rates resulting from the decrease in the South African prime interest rate from an average of approximately 9.29% to 9.00% per annum.

            Interest expense increased to $9.3 million (ZAR 72.1 million) from $8.7 million (ZAR 60.7 million) due to the incurrence of long-term debt to fund a portion of the KSNET purchase price. Interest expense for fiscal 2012 and 2011 includes amortized debt facility fees of $0.4 million (ZAR 3.0 million) and $2.0 million (ZAR 13.7 million), respectively.

            Total fiscal 2012 tax expense was $16.0 million (ZAR 123.0 million) compared to $33.5 million (ZAR 234.5 million) in fiscal 2012. Our fiscal 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. Our fiscal 2011 tax expense includes the effect of the reversal of $10.4 million related to deferred tax liabilities related to impaired Net1 UTA customer relationships and a valuation allowances of $8.9 million related to Net1 UTA deferred tax assets. Our effective tax rate for fiscal 2012, was 26.4% and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit and a non-taxable profit on liquidation of SmartSwitch Nigeria, which was partially offset by an equity instrument issued pursuant to our BEE transaction and non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance. Our effective tax rate for fiscal 2011, was 92.1% and was higher than the South African statutory rate as a result of the valuation allowance related to Net1 UTA deferred tax assets and non-deductible expenses (including interest expense related to our long-term Korean borrowings and transaction-related expenditure).

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

            Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 14	In United States Dollars (US GAAP)
	Year ended June 30,
	2012	% of		2011	% of		%
Operating Segment	$’000	total		$’000	total		change
Consolidated revenue:
South African transaction-based activities	201,207	52%		189,206	55%		6%
International transaction-based activities	118,281	30%		70,382	20%		68%
Smart card accounts	31,263	8%		33,315	10%		(6%	)
Financial services	8,121	2%		7,350	2%		10%
Hardware, software and related technology sales	31,392	8%		43,167	13%		(27%	)
Total consolidated revenue	390,264	100%		343,420	100%		14%
Consolidated operating income (loss):
South African transaction-based activities	49,824	81%		75,668	202%		(34%	)
Operating income before amortization	55,995			81,370			(31%	)
Amortization of intangibles	(6,171)			(5,702)			8%
International transaction-based activities	1,257	2%		(220)	(1%	)	(671%	)
Operating income before amortization	14,272			8,382			70%
Amortization of intangibles	(13,015)			(8,602)			51%
Smart card accounts	12,820	21%		15,140	40%		(15%	)
Financial services	4,636	8%		4,999	13%		(7%	)
Hardware, software and related technology sales	3,619	6%		(48,372)	(129%	)	(107%	)
Operating income before amortization and impairment of intangibles	3,990			787			407%
Impairment of intangibles	-			(41,771)			nm
Amortization of intangibles	(371)			(7,388)			(95%	)
Corporate/eliminations	(11,006)	(18%	)	(9,787)	(25%	)	12%
Total consolidated operating income	61,150	100%		37,428	100%		63%

Table 15	In South African Rand (US GAAP)
	Year ended June 30,
	2012			2011
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
South African transaction-based activities	1,553,036	52%		1,323,723	55%		17%
International transaction-based activities	912,964	30%		492,406	20%		85%
Smart card accounts	241,307	8%		233,078	10%		4%
Financial services	62,683	2%		51,422	2%		22%
Hardware, software and related technology sales	242,302	8%		302,005	13%		(20%	)
Total consolidated revenue	3,012,292	100%		2,402,634	100%		25%
Consolidated operating income (loss):
South African transaction-based activities	384,572	81%		529,388	202%		(27%	)
Operating income before amortization	432,197			569,279			(24%	)
Amortization of intangibles	(47,625)			(39,891)			19%
International transaction-based activities	9,702	2%		(1,539)	(1%	)	(730%	)
Operating income before amortization	110,160			58,642			88%
Amortization of intangibles	(100,458)			(60,181)			67%
Smart card accounts	98,952	21%		105,922	40%		(7%	)
Financial services	35,783	8%		34,974	13%		2%
Hardware, software and related technology sales	27,934	6%		(338,420)	(129%	)	(108%	)
Operating income before amortization and impairment of intangibles	30,803			5,507			459%
Impairment of intangibles	-			(292,238)			nm
Amortization of intangibles	(2,869)			(51,689)			(94%	)
Corporate/eliminations	(84,951)	(18%	)	(68,472)	(25%	)	24%
Total consolidated operating income	471,992	100%		261,853	100%		80%

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

            Our operating income margin for the fiscal 2012 and 2011 was 25% and 40%, respectively, and has declined primarily due to SASSA implementation costs and cash bonuses paid and higher low-margin prepaid airtime sales and higher intangible asset amortization attributable to the Eason acquisition. Excluding amortization of intangibles, our operating margin for fiscal 2012 and 2011 was 28% and 43%, respectively.

            South African transaction processors:

            The table below presents the total volume and value processed during fiscal 2012 and 2011 by our transaction processors:

Table 16
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2012	2011	2012	2011	2012	2011
CPS	55,973	37,820	6,768,469	4,851,192	52,243,105	33,939,908
EasyPay(1)	443,227	715,945	12,171,663	24,307,247	93,948,192	165,500,752
Remaining core	418,831	493,018	11,383,734	15,662,653	87,866,487	106,642,308
Discontinued	24,396	222,927	787,929	8,644,594	6,081,705	58,858,444
MediKredit	10,677	9,805	620,439	513,503	4,788,923	3,592,572
FIHRST	24,266	21,954	10,069,927	9,792,178	77,725,741	68,508,034

(1)

–includes Eason prepaid airtime and electricity volume and value from October 1, 2011 and reclassified to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

            Our SASSA contract concluded in February 2012 had a positive impact on revenue but decreased our operating margin. Our pension and welfare operations generated the majority of our revenues and operating income in this operating segment and overall.

            We refocused EasyPay’s activities on higher-margin value-added services in fiscal 2012 and have terminated certain inefficient activities such as the hosting of processing servers for financial institutions. We reclassified the 2011 transaction volumes and values in the table above to reflect the consolidation of value-added services through EasyPay and to reflect the remaining core processing activities.

            Our results for fiscal 2012 include intangible asset amortization related to our Eason acquisition from October 2011 and MediKredit and FIHRST for the full year. Our results for fiscal 2011 include intangible asset amortization related to our MediKredit and FIHRST acquisitions for the full year.

            International transaction-based activities

            Operating margin for the segment was negatively impacted by start-up expenditures related to our XeoHealth launch in the United States, MVC activities at Net1 UTA and on-going losses at Net1 Virtual Card, but these expenses were partially offset by revenue contributions from KSNET, and to a lesser extent from XeoHealth and NUETS’ initiative in Iraq. Operating income margin for fiscal 2012 and 2011 was 1% and 0%, respectively. Excluding amortization of intangibles, our operating margin for each of fiscal 2012 and 2011, respectively was 12%.

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

            In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipient cardholders serviced through our SASSA contract. A total number of 5,578,518 smart card-based accounts were active at June 30, 2012 compared to 3,561,105 active accounts as at June 30, 2011.

            Financial services

            Revenue increased primarily due to an increase in the number of loans granted. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipient cardholders in some of the provinces where we distribute social welfare grants. We continue to incur start-up expenditures related to our Smart Life business and other financial services offerings. Smart Life did not contribute significantly to our operating income in fiscal 2012 as it had not commenced operating activities under its new business model.

            Operating income margin for the financial services segment decreased to 57% from 68%, primarily as a result of start-up expenditures related to Smart Life and other financial services offerings, which was offset by increased UEPS-based lending activities. Fiscal 2012 and 2011 results have not been restated to allocate the UEPS-based lending corporate administration and overhead expenses to this segment from South African transaction-based activities. The operating income margin for fiscal 2012 and 2011 would have been 52% and 65%, respectively, if these expenses had been allocated. The allocation of these expenses from the South African transaction-based activities segment has no meaningful impact on its operating margin for fiscal 2012 and 2011, respectively.

            Hardware, software and related technology sales

            In ZAR, the decrease in revenue was due to a lower contribution from all drivers of hardware and software sales. However, the increase in operating margin to 13% from 2% (before the intangible asset impairment) is attributable to the sale of more software and license revenues in 2012, which contribute higher margins compared to hardware sales. UETS was impacted by significantly lower hardware sales, primarily terminals and cards, as these sales are generally made on an ad hoc basis. Amortization of intangible assets during fiscal 2012 and 2011, respectively, was approximately $0.4 million (ZAR 2.9 million) and $0.7 million (ZAR 4.6 million) and reduced our operating income.

            During fiscal 2011, customer relationships of $41.8 million acquired as part of the Net1 UTA acquisition were impaired.

            Corporate/ Eliminations

            The increase in our corporate expenses resulted primarily from the equity instrument issued pursuant to our BEE transaction, offset by lower stock-based compensation charges, primarily because the performance-based restricted stock granted in August 2007 was fully expensed in prior periods and due to the $4.0 million profit related to the liquidation of SmartSwitch Nigeria. These expense reductions were offset by higher corporate head office-related expenses. In addition, the fiscal 2011 results include transaction related expenditures of $6.0 million (ZAR 42.3 million), primarily related to the acquisition of KSNET.

            Liquidity and Capital Resources

            At June 30, 2013, our cash balances were $53.7 million, which comprised mainly ZAR-denominated balances of ZAR 133.6 million ($13.5 million), KRW-denominated balances of KRW 32.5 billion ($28.4 million) and US dollar-denominated balances of $10.4 million and other currency deposits, primarily euro, of $1.3 million. The increase in our cash balances from June 30, 2012 was primarily from cash generated from operations, offset by implementation costs and capital expenditures related to our SASSA contract, scheduled repayments of our Korean debt and the acquisitions of Pbel and SmartSwitch Botswana.

            We currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters. However, substantially all of our business is conducted through our South African and Korean subsidiaries and most of our cash reserves are in the form of ZAR or KRW held by our South African and Korean subsidiaries. Most of the legal costs relating to the DOJ and SEC investigations are incurred by us in US dollars in the U.S. We have upstreamed cash from our South African operations to fund a portion of these expenses, notwithstanding currency conversion at adverse rates and the incurrence of dividend withholding taxes that we would not have to pay absent such expenses.

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

            We have a South African short-term credit facility of approximately ZAR 250 million ($25.3 million) which remained fully undrawn as of June 30, 2013.

            As of June 30, 2013, we had outstanding long-term debt of KRW 92.5 billion (approximately $80.8 million translated at exchange rates applicable as of June 30, 2013) under credit facilities with a group of Korean banks. The loans bear interest at the Korean CD rate in effect from time to time (2.79% as of June 30, 2013) plus a margin of 4.10% . Semi-annual principal payments of approximately $7.1 million (translated at exchange rates applicable as of June 30, 2013) were due starting in October 2011, with final maturity scheduled for October 2015.

            The loans are secured by substantially all of KSNET’s assets, a pledge by our subsidiary, Net1 Korea, of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. As of June 30, 2013, we were in compliance with all of the required covenants under the Facilities Agreement. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, us or any of our subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

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

            We use our funds to pre-fund certain merchants for grants paid through our merchant acquiring system on our behalf a day or two before the pay cycle opens. We typically reimburse merchants that are not pre-funded within 48 hours after they distribute the grants to the social welfare recipient cardholders.

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

            Cash flows from operating activities

            Cash flows from operating activities for fiscal 2013 increased to $55.9 million (ZAR 513.7 million) from $20.4 million (ZAR 157.5 million) for fiscal 2012. Excluding the impact of interest paid under our Korean debt facility and taxes presented in the table below, the increase in cash provided by operating activities resulted from a more favorable trading environment, notwithstanding the significant implementation costs paid in fiscal 2013, an increase in accounts payable and a decrease in prefunding to merchants participating in our merchant acquiring system. These increases to operating cash flows were offset by a moderate increase in accounts receivable and inventory and lower other payables and taxes which all decrease operating cash flow. During fiscal 2013, we paid interest of $7.1 million under our Korean debt facility.

            Cash flows from operating activities for fiscal 2012 decreased to $20.4 million (ZAR 157.5 million) from $66.2 million (ZAR 463.4 million) for fiscal 2011. Excluding the impact of interest paid under our Korean debt and taxes, the decrease in cash provided by operating activities resulted from the timing of receipts of accounts receivable in our South African transaction-based activities operating segment and an increase in prefunding to merchants participating in our merchant acquiring system. We also incurred implementation costs related to our SASSA contract and, due to the timing of the opening of the July 2012 pay cycle, we did not have any significant amounts due to non-prefunded merchants participating in our merchant acquiring system as of June 30, 2012. During fiscal 2012, we paid interest of $8.7 million under our Korean debt facility.

            During fiscal 2013, we made a first provisional tax payment of $6.8 million (ZAR 58.7 million), a second provisional tax payment of $7.2 million (ZAR 72.5 million) related to our 2013 tax year in South Africa and paid dividend withholding taxes of $1.6 million (ZAR 14.9 million) related to cross-border intercompany dividends paid. We made an additional second provisional tax payments of $3.1 million (ZAR 25.5 million) related to our 2012 tax year in South Africa. We also paid taxes totaling $3.3 million in other tax jurisdictions, primarily Korea.

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

            Taxes paid during fiscal 2013, 2012 and 2011 were as follows:

Table 17	Year ended June 30,
	2013	2012	2011	2013	2012	2011
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	6,757	15,014	16,565	58,693	123,271	113,708
Second provisional payments	7,228	8,485	12,331	72,451	71,458	84,019
Third provisional payments	-	-	335	-	-	2,296
Taxation paid related to prior years	3,072	3,326	1,774	25,517	24,803	12,716
Taxation refunds received	(65)	(287)	(213)	(480)	(2,121)	(1,577)
Dividend withholding taxation	1,610	-	-	14,916	-	-
Secondary taxation on companies	-	1,811	15,216	-	14,615	106,500
Total South African taxes paid	18,602	28,349	46,008	171,097	232,026	317,662
Foreign taxes paid, primarily Korea .	3,298	2,355	2,622	29,468	18,288	18,098
Total tax paid	21,900	30,704	48,630	200,565	250,314	335,760

            Cash flows from investing activities

            During fiscal 2013 we paid, net of cash acquired, $1.9 million (ZAR 16.8 million) for Pbel and $0.2 million for SmartSwitch Botswana. During fiscal 2012, we received a net settlement of $4.9 million from the former shareholders of KSNET. We also paid $4.5 million (ZAR 34.8 million) for the Eason prepaid electricity and airtime business during fiscal 2012. During fiscal 2011, we paid approximately $230.2 million (ZAR 1.6 billion), net of cash received, for 98.73% of KSNET.

            Cash used in investing activities for fiscal 2013 includes capital expenditure of $22.7 million (ZAR 198.1 million), primarily for payment vehicles and related equipment for our SASSA contract and acquisition of payment processing terminals in Korea.

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

            Cash flows from financing activities

            During fiscal 2013, we made long-term debt repayments of $14.5 million and received $0.2 million from the exercise of stock options.

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

            Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements.

            Capital Expenditures

            Capital expenditures for the years ended June 30, 2013, 2012 and 2011 were as follows:

Table 18	Year ended June 30,
	2013	2012	2011	2013	2012	2011
	$	$	$	ZAR	ZAR	ZAR
Operating Segment	’000	’000	’000	’000	’000	’000

South African transaction-based activities	9,438	23,408	2,423	82,210	180,678	16,952
International transaction-based activities	12,490	14,978	12,113	108,794	115,610	84,745
Smart card accounts	-	-	-	-	-	-
Financial services	718	620	400	6,254	4,786	2,798
Hardware, software and related technology sales .	101	161	117	880	1,243	819
Corporate / Eliminations	-	-	-	-	-	-
Consolidated total	22,747	39,167	15,053	198,138	302,317	105,314

            Our capital expenditures for fiscal 2013, 2012 and 2011, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

            All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2013, of $0.3 million related mainly to computer equipment required to maintain and expand operations. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2014 will also relate to providing a switching service through EasyPay and expanding our operations in Korea.

            Contractual Obligations

            The following table sets forth our contractual obligations as of June 30, 2013:

Table 19	Payments due by Period, as of June 30, 2013 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	90,536	19,933	70,603	-	-
Operating lease obligations	10,129	4,192	4,840	1,097	-
Purchase obligations	3,875	3,875	-	-	-
Capital commitments	341	341	-	-	-
Other long-term obligations (B)	21,659	-	-	-	21,659
Total	126,540	28,341	75,443	1,097	21,659

(A)	– Includes $80.8 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of June 30, 2013.
(B)	– Includes policy holder liabilities $20.7 million related to our insurance business.

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

            Currency Exchange Risk

            We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of June 30, 2013, and 2012, our outstanding foreign exchange contracts were as follows:

            As of June 30, 2013

				Fair market
Notional amount		Strike price		value price		Maturity
USD	4,000,000	ZAR	9.06	ZAR	10.1397	September 30, 2013

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

            Interest Rate Risk

            As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our Korean debt facility bears interest at the Korean CD rate plus 4.10% . As interest rates, and specifically the Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the Korean CD rate, will not adversely affect our results of operations and financial condition. As of June 30, 2013, the Korean CD rate was 2.79% .

            The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2013, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of June 30, 2013, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2013
Table 20				Estimated
annual
expected
	Annual			interest charge
	expected	Hypothetical		after change in
	interest	change in		Korean CD
	charge	Korean CD		rate
	($ ’000)	rate		($ ’000)
Interest on debt facility	6,059	1%		6,939
		(1%	)	5,180

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

            Equity Price and Liquidity Risk

            Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 26% of the issued share capital of Finbond Group Limited which are exchange-traded equity securities. The fair value of these securities as of June 30, 2013, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

            The following table summarizes our exchange-traded equity securities with equity price risk as of June 30, 2013. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of June 30, 2013, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of June 30, 2013
Table 21
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities .	8,303	10%		9,133	0.24%
		(10%	)	7,473	(0.24%	)

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

ITEM 9A. CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures

            Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

            Internal Control over Financial Reporting

            Internal control over financial reporting is a process designed by, or under the supervision, of the company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

                   Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

            Management’s Report on Internal Control Over Financial Reporting

            Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

            Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

            We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

            In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated August 22, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Per PJ Smit
Partner
August 22, 2013

National Executive: LL Bam Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit
DL Kennedy Risk Advisory NB Kader Tax TP Pillay Consulting K Black Clients & Industries
JK Mazzocco Talent & Transformation CR Beukman Finance M Jordan Strategy S Gwala Special Projects
TJ Brown Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

ITEM 9B. OTHER INFORMATION

            None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2013 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2013 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2013 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2013 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2013 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through F-00.

            2. Financial Statement Schedules

            Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

10.1	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004

10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004

10.3	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005

10.4	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.		S-4/A	10.8	April 21, 2004

10.5	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards		S-4/A	10.10	April 21, 2004

10.6	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited		S-1	10.18	May 26, 2005

10.7	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited		S-1/A	10.16	July 19, 2005

10.8	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited		S-1	10.19	May 26, 2005

10.9	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited		S-1/A	10.19	July 19, 2005

10.10	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited		S-1/A	10.20	July 19, 2005

10.11	Banking Facility between Nedbank Limited and Net 1 Applied Technologies South Africa Limited dated as of April 30, 2010		10-K	10.13	August 26, 2010

10.12*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	October 28, 2009

10.13*	Form of Restricted Stock Agreement		10-K	10.13	August 23, 2012

10.14*	Form of Stock Option Agreement		10-K	10.14	August 23, 2012

10.15*	Form of Restricted Stock Agreement (non- employee directors)		10-K	10.15	August 23, 2012

10.16	Senior Facilities Agreement dated October 29, 2010, between Net 1 Applied Technologies Korea, as borrower, Hana Daetoo Securities Co., Ltd., as mandated lead arranger, Shinhan Bank and Woori Bank, as co-arrangers, the financial institutions listed therein as original lenders and Hana Bank, as agent and security agent		8-K	10.51	November 3, 2010

10.17*	Employment agreement dated September 17, 2010 between KSNET, Inc. and Phil-Hyun Oh		10-K	10.19	August 25, 2011

10.18	Registration Rights Agreement dated November 10, 2011 between the Company and shareholders affiliated with General Atlantic LLC		8-K	99.1	November 10, 2011

10.19	Relationship Agreement dated January 25, 2012 by and among the Company, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Brian Khomotso Mosehla		8-K	99.1	January 26, 2012

10.20	Form of Option issued by the Company to Business Venture Investments No 1567 (Proprietary) Limited (RF)		8-K	99.2	January 26, 2012

10.21	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA		8-K	99.1	February 6, 2012

10.22	Service Level Agreement dated February 3, 2012 between CPS and SASSA		8-K	99.2	February 6, 2012

10.23	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013		10-Q	10.25	May 9, 2013

12	Statement of Ratio of Earnings to Fixed Charges	X

14	Amended and Restated Code of Ethics		8-K	14	August 27, 2009

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

_______________
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

Date: August 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer and Chairman of the Board	August 22, 2013
/s/ Serge C.P. Belamant	and Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 22, 2013
/s/ Herman Gideon Kotzé	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotzé

/s/ Paul Edwards	Director	August 22, 2013
Paul Edwards

/s/ Khomotso Brian Mosehla	Director	August 22, 2013
Khomotso Brian Mosehla

/s/ Alasdair Jonathan Kemsley Pein	Director	August 22, 2013
Alasdair Jonathan Kemsley Pein

/s/ Christopher Stefan Seabrooke	Director	August 22, 2013
Christopher Stefan Seabrooke

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders of Net 1 UEPS Technologies, Inc.

            We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)
Per PJ Smit
Partner
August 22, 2013

National Executive: LL Bam Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit
DL Kennedy Risk Advisory NB Kader Tax TP Pillay Consulting K Black Clients & Industries
JK Mazzocco Talent & Transformation CR Beukman Finance M Jordan Strategy S Gwala Special Projects
TJ Brown Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2013 and 2012

	2013	2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,665	$39,123
Pre-funded social welfare grants receivable (Note 4)	2,934	9,684
Accounts receivable, net (Note 5)	102,614	101,918
Finance loans receivable, net	8,350	8,141
Inventory (Note 6)	12,222	10,779
Deferred income taxes (Note 19)	4,938	5,591
Total current assets before settlement assets	184,723	175,236
Settlement assets	752,476	409,166
Total current assets	937,199	584,402
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	48,301	52,616
EQUITY-ACCOUNTED INVESTMENTS	1,183	1,508
GOODWILL (Note 9)	175,806	182,737
INTANGIBLE ASSETS, net (Note 9)	77,257	93,930
OTHER LONG-TERM ASSETS, including available for sale securities (Note 7)	36,576	40,700
TOTAL ASSETS	1,276,322	955,893
LIABILITIES
CURRENT LIABILITIES
Accounts payable	26,567	13,172
Other payables (Note 1 and Note 11)	33,808	40,167
Current portion of long-term borrowings (Note 13)	14,209	14,019
Income taxes payable	2,275	6,019
Total current liabilities before settlement obligations	76,859	73,377
Settlement obligations	752,476	409,166
Total current liabilities	829,335	482,543
DEFERRED INCOME TAXES (Note 19)	18,727	20,988
LONG-TERM BORROWINGS (Note 13)	66,632	79,760
OTHER LONG-TERM LIABILITIES	21,659	25,791
TOTAL LIABILITIES	936,353	609,082
COMMITMENTS AND CONTINGENCIES (Note 23)
EQUITY
COMMON STOCK (Note 14)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - 2013: 45,592,550; 2012: 45,548,902	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2013: -; 2012: -	-	-
ADDITIONAL PAID-IN-CAPITAL (Note 1)	160,670	155,350
TREASURY SHARES, AT COST: 2013: 13,455,090; 2012: 13,455,090 (Note 14)	(175,823)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(100,858)	(75,722)
RETAINED EARNINGS	452,618	439,641
TOTAL NET1 EQUITY	336,666	343,505
NON-CONTROLLING INTEREST	3,303	3,306
TOTAL EQUITY	339,969	346,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,276,322	$955,893

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share data)
REVENUE (Note 15)	$452,147	$390,264	$343,420
Sale of goods	15,266	19,152	30,130
Loan-based interest and fees received	6,613	8,433	7,276
Services rendered	430,268	362,679	306,014

EXPENSE

Cost of goods sold, IT processing, servicing and support	196,834	141,000	109,858

Selling, general and administration	191,552	137,404	119,692

Equity instrument issued pursuant to BEE transaction (Note 16)	-	14,211	-

Depreciation and amortization	40,599	36,499	34,671

IMPAIRMENT LOSSES (Note 9)	-	-	41,771

OPERATING INCOME	23,162	61,150	37,428

INTEREST INCOME	12,083	8,576	7,654

INTEREST EXPENSE	7,966	9,345	8,672

INCOME BEFORE INCOME TAXES	27,279	60,381	36,410

INCOME TAX EXPENSE (Note 19)	14,656	15,936	33,525

NET INCOME BEFORE EARNINGS (LOSS) FROM EQUITY- ACCOUNTED INVESTMENTS	12,623	44,445	2,885

EARNINGS (LOSS) FROM EQUITY-ACCOUNTED INVESTMENTS	351	220	(339)

NET INCOME	12,974	44,665	2,546

(ADD) LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(3)	14	(101)

NET INCOME ATTRIBUTABLE TO NET1	$12,977	$44,651	$2,647

Net income per share, in United States dollars: (Note 20)

Basic earnings attributable to Net1 shareholders	0.28	0.99	0.06
Diluted earnings attributable to Net1 shareholders	0.28	0.99	0.06

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)

NET INCOME	$12,974	$44,665	$2,546

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized income (loss) on asset available for sale, net of tax	915	1,547	(691)
Movement in foreign currency translation reserve	(26,051)	(43,617)	34,002
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(25,136)	(42,070)	33,311

COMPREHENSIVE (LOSS) INCOME	(12,162)	2,595	35,857
Less (Add) comprehensive income (loss) attributable to non-controlling interest	3	113	(303)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NET1	$(12,159)	$2,708	$35,554

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

		Net 1 UEPS Technologies, Inc. Shareholder
			Number					Accumulated
	Number		of		Number of	Additional		other		Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2010 (Note 1)	58,527,439	$59	(13,149,042)	$(173,671)	45,378,397	$135,533	$392,343	$(66,396)	$287,868	$1,423	$289,291
Restricted stock granted (Note 17)	156,956				156,956				-		-
Settlement of loan note consideration for stock issued in accordance with 2004 Stock Incentive Plan						20			20		20
Stock-based compensation charge (Note 17)						5,212			5,212		5,212
Reversal of stock-based compensation charge (Note 17)	(257,156)				(257,156)	(3,492)			(3,492)		(3,492)
Treasury shares acquired (Note 14)			(125,392)	(1,023)	(125,392)				(1,023)		(1,023)
Utilization of income tax benefits from stock awards sold by employees						(68)			(68)		(68)
Acquisition of KSNET (Note 3)									-	3,097	3,097
Acquisition of 19.90% non-controlling interest (Note 3)						1,215		(290)	925	(1,809)	(884)
Net income (loss)							2,647		2,647	(101)	2,546
Other comprehensive income								32,907	32,907	404	33,311
Balance – June 30, 2011	58,427,239	$59	(13,274,434)	$(174,694)	45,152,805	$138,420	$394,990	$(33,779)	$324,996	$3,014	$328,010

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity (dollar amounts in thousands)

		Net 1 UEPS Technologies, Inc. Shareholder
			Number					Accumulated
	Number		of		Number of	Additional		other		Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2011 (Note 1)	58,427,239	$59	(13,274,434)	$(174,694)	45,152,805	$138,420	$394,990	$(33,779)	$324,996	$3,014	$328,010
Restricted stock granted (Note 17)	582,729				582,729				-		-
Stock-based compensation charge (Note 17)						2,909			2,909		2,909
Reversal of stock-based compensation charge (Note 17)	(5,976)				(5,976)	(134)			(134)		(134)
Equity instrument charge (Note 16)						14,211			14,211		14,211
Treasury shares acquired (Note 14)			(180,656)	(1,129)	(180,656)				(1,129)		(1,129)
Utilization of APIC pool related to vested restricted stock						(56)			(56)		(56)
Liquidation of SmartSwitch Nigeria (Note 18)										280	280
Sale of 10% of Smart Life (Note 3)										188	188
KSNET purchase accounting adjustment (Note 3)										(63)	(63)
Net income							44,651		44,651	14	44,665
Other comprehensive loss								(41,943)	(41,943)	(127)	(42,070)
Balance – June 30, 2012	59,003,992	$59	(13,455,090)	$(175,823)	45,548,902	$155,350	$439,641	$(75,722)	$343,505	$3,306	$346,811

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity (dollar amounts in thousands)

		Net 1 UEPS Technologies, Inc. Shareholder
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2012 (Note 1)	59,003,992	$59	(13,455,090)	$(175,823)	45,548,902	$155,350	$439,641	$(75,722)	$343,505	$3,306	$346,811
Restricted stock granted (Note 17)	21,569				21,569				-		-
Exercise of stock option (Note 17)	30,000	-			30,000	240			240		240
Stock-based compensation charge (Note 17)						4,387			4,387		4,387
Reversal of stock-based compensation charge (Note 17)	(55,333)				(55,333)	(480)			(480)		(480)
Utilization of APIC pool related to vested restricted stock						(11)			(11)		(11)
Pbel acquisition (Note 3)	47,412				47,412	1,184			1,184		1,184
Net income							12,977		12,977	(3)	12,974
Other comprehensive income								(25,136)	(25,136)		(25,136)
Balance – June 30, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$12,974	$44,665	$2,546
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	40,599	36,499	34,671
Impairment of intangible asset	-	-	41,771
(Earnings) Loss from equity-accounted investments	(351)	(220)	339
Fair value adjustment	631	(3,375)	728
Interest payable	4,313	8,823	2,487
Facility fee amortized	302	389	1,958
Loss (Profit) on disposal of property, plant and equipment	110	(64)	(5)
Net loss (profit) on sale of 10% of Smart Life (2012) and VinaPay (2011)	-	81	(14)
Profit on liquidation of subsidiary (Note 18)	-	(3,994)	-
Realized loss on sale of Smart Life investments	-	25	-
Stock compensation charge, net of forfeitures	3,907	2,775	1,720
Fair value of BEE equity instrument granted (Note 16)	-	14,211	-
Increase in accounts and finance loans receivable, and pre-funded grants receivable	(5,726)	(31,974)	(3,568)
(Increase) Decrease in inventory (Note 6)	(2,890)	(5,271)	289
Increase (Decrease) in accounts payable and other payables	8,113	(18,496)	(1,041)
Decrease in taxes payable	(2,748)	(7,483)	(1,800)
Decrease in deferred taxes	(3,317)	(16,185)	(13,858)
NET CASH PROVIDED BY OPERATING ACTIVITIES	55,917	20,406	66,223
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,747)	(39,167)	(15,053)
Proceeds from disposal of property, plant and equipment	510	764	76
Acquisitions, net of cash acquired (Note 3)	(2,143)	(6,154)	(230,225)
Repayment of loan by equity-accounted investment	3	122	475
Settlement from former shareholders of KSNET (Note 3)	-	4,945	-
Acquisition of available-for-sale securities (Note 7)	-	(948)	-
Purchase of investments related to Smart Life	-	(2,320)	-
Proceeds from maturity of investments related to Smart Life	-	2,321	-
Proceeds from disposal of VinaPay	-	-	150
Acquisition of and advance of loans to equity-accounted investments	-	-	(375)
Other investing activities, net	545	(1)	35
Net change in settlement assets	(423,984)	(252,101)	(78,768)
NET CASH USED IN INVESTING ACTIVITIES	(447,816)	(292,539)	(323,685)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings (repaid) obtained (Note 13)	(14,508)	(19,172)	116,353
Proceeds from issue of common stock (Note 17)	240	-	-
Acquisition of treasury stock (Note 14)	-	(1,129)	(1,023)
Proceeds on sale of 10% of Smart Life (Note 3)	-	107	-
Loan portion related to options	-	-	20
Payment of facility fee (Note 13)	-	-	(3,088)
Repayment of short-term borrowings	-	-	(6,705)
Repayment of bank overdraft	-	-	(462)
Acquisition of remaining 19.9% of Net1 UTA	-	-	(594)
Net change in settlement obligations	423,984	252,101	78,768
NET CASH PROVIDED BY FINANCING ACTIVITIES	409,716	231,907	183,269
Effect of exchange rate changes on cash	(3,275)	(15,914)	15,714
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	14,542	(56,140)	(58,479)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	39,123	95,263	153,742
CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,665	$39,123	$95,263

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

            Description of Business

            Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides payment solutions and transaction processing services across a wide range of industries and in various geographies. It has developed and markets a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing, financial and clinical risk management solutions to various industries. The Company’s technology is widely used in South Africa today, where it distributes pension and welfare payments to recipient cardholders in South Africa, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa and provides mobile telephone top-up transactions for the major South African mobile carriers. The Company also processes third-party and associated payroll payments for employees through its FIHRST system and provides funders and providers of healthcare with an on-line real-time management system for healthcare transactions through its MediKredit service. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added services (“VAN”) in Korea.

            Basis of presentation

            The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). During the year ended June 30, 2013, the Company identified an immaterial balance sheet misclassification related to prior periods that involved an overstatement of other payables and an understatement of additional paid-in capital of $2.0 million, respectively. The Company has corrected these amounts in the current period effective July 1, 2010. This reclassification has no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

2.        SIGNIFICANT ACCOUNTING POLICIES

            Principles of consolidation

            The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

            The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2013, 2012 and 2011.

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Translation of foreign currencies

            The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have other currencies, primarily Korean won (“KRW”), as their functional currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in total equity.

            Foreign exchange transactions are translated at the spot rate ruling at the date of the transaction. Monetary items are translated at the closing spot rate at the balance sheet date. Transactional gains and losses are recognized in selling, general and administration expense on the Company’s consolidated statement of operations for the period.

            Loan provisions and allowance for doubtful accounts receivable

                   UEPS-based lending

            Beginning in fiscal 2012, the Company no longer insures its UEPS-based lending book and provides for the principal and services fees upon default. The Company considers a UEPS-based loan and related service fee to be in default when the borrower dies or cannot be found. For the year ended June 30, 2011, no provision was required for UEPS-based lending. The principal amount of the loan was insured and the amount due to be recovered from the insurer is recorded as a receivable once the amount is deemed unrecoverable. Once the loan was deemed unrecoverable, service fees related to the unrecoverable insured loan were not recognized.

                   Allowance for doubtful accounts receivable

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

            Equity-accounted investments

            The Company uses the equity method to account for investments in companies when it has significant influence but not control over the operations of the equity-accounted company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company’s net income (loss). The Company does not recognize cumulative losses in excess of its investment or loans in an equity-accounted investment except if it has an obligation to provide additional financial support. Dividends received from an equity-accounted investment reduce the carrying value of the Company’s investment.

            Leasehold improvement costs

            Costs incurred in the adaptation of leased properties to serve the requirements of the Company are capitalized and amortized over the shorter of the estimated useful life of the asset and the remaining term of the lease.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
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
for the years ended June 30, 2013, 2012 and 2011
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

            The expected benefits to which the Company is entitled under its reinsurance contracts held are recognized as reinsurance assets. These assets consist of short-term balances due from reinsurers (classified within accounts receivable, net) as well as long-term receivables (classified within other long-term assets) that are dependent on the present value of expected claims and benefits arising net of expected premiums payable under the related reinsurance contracts. Amounts recoverable from or due to reinsurers are measured consistently with the amounts associated with the reinsured contracts and in accordance with the terms of each reinsurance contract.

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
for the years ended June 30, 2013, 2012 and 2011
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

            Revenue recognition (continued)

            The Company’s principal revenue streams and their respective accounting treatments are discussed below:

                   Fees

                          Pension and welfare and South African participating merchants

            The Company provides a state welfare benefit distribution service to the South Africa Social Security Agency. Fee income received for these services is recognized in the statement of operations when distributions have been made to the recipient cardholders.

            Recipient cardholders are able to load their welfare grants at merchants enrolled in the Company’s participating merchant system in certain provinces. There is no charge to the recipient cardholder to load the grant onto a smart card at the merchant location, however, a fee is charged to the merchant for purchases made at the merchant using the smart card. A fee is also charged to the merchant when the recipient cardholder makes a cash withdrawal. Fee income received for these services is recognized in the statement of operations when the transaction occurs.

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
for the years ended June 30, 2013, 2012 and 2011
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

                          Microlending service fee

            The Company provides short-term loans to customers in South Africa and charges and recognizes monthly service fee revenue over the term of the loan. The monthly service fee amount is fixed upon initiation and does not change over the term of the loan.

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
for the years ended June 30, 2013, 2012 and 2011
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

            Research and development expenditure

            Research and development expenditures is charged to net income in the period in which it is incurred. During the years ended June 30, 2013, 2012 and 2011, the Company incurred research and development expenditures of $1.3 million, $3.9 million and $5.7 million, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
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

            The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2013 and 2012, using the enacted statutory tax rate in South Africa of 28%. On December 20, 2011, there was a change in South African tax law to impose a dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace the Secondary Taxation on Companies (a tax levied directly on a company on dividend distributions) (“STC”). The change was effective on April 1, 2012. For years prior to 2012 the tax rate in South Africa varied depending on whether income was distributed. During the year ended June 30, 2011, the income tax rate was 28%, but upon distribution, STC of 10% was due based on the amount of dividends declared net of dividends received during a dividend cycle. The Company therefore measured its income taxes and deferred income taxes for the year ended June 30, 2011 using a combined rate of 34.55% .

            Currently the Company intends to permanently reinvest its undistributed South African earnings as of June 30, 2013 in South Africa. Accordingly, the Company has not recognized a deferred tax liability related to any future distributions of these undistributed earnings. The Company will be required to record a taxation charge if it decides not to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

            In establishing the appropriate deferred tax asset valuation allowances, the Company assesses the realizability of its net deferred tax assets, and based on all available evidence, both positive and negative, determines whether it is more likely than not that the net deferred tax assets or a portion thereof will be realized.

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

            The Company’s policy is to include interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administration in the consolidated statements of operations.

            Stock-based compensation

            Stock-based compensation represents the cost related to stock-based awards granted. The Company measures equity-based stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. In respect of awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. The forfeiture rate is estimated using historical trends of the number of awards forfeited prior to vesting. The expense is recorded in the statement of operations and classified based on the recipients’ respective functions.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
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

            Equity instruments issued to third parties

            Equity instruments issued to third parties represents the cost related to equity instruments granted. The Company measures this cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The forfeiture rate is estimated based on the Company’s expectation of the number of awards that will be forfeited prior to vesting.

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

            Settlement assets and settlement obligations

            Settlement assets comprise (1) cash received from the South African government that the Company holds pending disbursement to recipient cardholders of social welfare grants, (2) cash received from health care plans which the Company disburses to health care service providers once it adjudicates claims and (3) cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer.

            Settlement obligations comprise (1) amounts that the Company is obligated to disburse to recipient cardholders of social welfare grants, (2) amounts which are due to health care service providers after claims have been adjudicated and reconciled, provided that the Company shall have previously received such funds from health care plan customers and (3) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer.

            The balances at each reporting date may vary widely depending on the timing of the receipts and payments of these assets and obligations.

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent accounting pronouncements not yet adopted as of June 30, 2013

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

3.        ACQUISITIONS

            The cash paid, net of cash received related to the Company’s various acquisitions during the years ended June 30, 2013, 2012 and 2011 are summarized in the table below:

	2013	2012	2011
Pbel (Proprietary) Limited (“Pbel”)	$1,913	$-	$-
SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”)	230	-	-
The Smart Life Insurance Company Limited (“Smart Life”)	-	1,673	-
Prepaid business	-	4,481	-
KSNET	-	-	230,225
Total cash paid, net of cash received	$2,143	$6,154	$230,225

            2013 acquisitions

                   SmartSwitch Botswana (Proprietary) Limited

            On December 7, 2012, the Company acquired 50% of the outstanding and issued ordinary shares in SmartSwitch Botswana, a Botswana private company, for BWP 6.3 million (approximately $0.8 million) in cash. As a result of this transaction, SmartSwitch Botswana is now a wholly-owned subsidiary and is consolidated in the Company’s financial statements. SmartSwitch Botswana had previously been recorded as an equity-accounted investment.

            The Company believes that the acquisition of the remaining 50% of SmartSwitch Botswana will allow it to directly pursue its growth strategy in Botswana, which includes the introduction of additional services in that country. SmartSwitch Botswana has been allocated to the Company’s International transaction-based activities operating segment.

                   Pbel (Proprietary) Limited

            On September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in Pbel, a South African private company, for ZAR 33 million (approximately $3.8 million). ZAR 23 million of the purchase price was paid in cash and the remaining ZAR 10 million was paid by issuing 142,236 shares of the Company’s common stock, which are earned by the sellers to the extent that Pbel achieves certain pre-defined financial performance milestones over a three-year measurement period. The 142,236 shares are divided into three equal tranches of 47,412 shares and the sellers earn the shares for each tranche only if the milestones for that particular tranche are achieved. However, the sellers will be entitled to earn all 142,236 shares if the cumulative pre-defined Pbel projected profit over the measurement period is achieved or if the Company decides to abandon its Mobile Virtual Card initiative. During the year ended June 30, 2013, Pbel achieved its pre-defined financial performance milestones for the first year and the sellers earned 47,412 shares of the Company’s common stock.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS (continued)

            2013 acquisitions (continued)

                   Pbel (Proprietary) Limited (continued)

            The Company had historically engaged the services of Pbel to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed was the Company’s property. Prior to the acquisition, Pbel was jointly owned by the Company’s chief executive officer, Dr. Serge Belamant and his son, Mr. Philip Marc Belamant. Dr. Belamant is a non-employee director of Pbel and Mr. Philip Marc Belamant is its chief executive officer. Prior to the acquisition, Mr. Philip Marc Belamant was not employed by the Company. See also Note 24.

            The Company believes that the acquisition of Pbel is important in the execution of its strategy to commercialize and develop its world-wide virtual card patents and to supply secure, leading-edge technological solutions to the global payments market with particular focus on mobile-based payment solutions. Mr. Philip Marc Belamant, in his new position as Managing Director of Net1 Mobile Solutions, will oversee the Company’s Mobile Virtual Card, Kiosk, Web and WAP application research and development activities as well as related global business development initiatives. Pbel has been allocated to the Company’s South African transaction-based activities operating segment.

            The final purchase price allocation of SmartSwitch Botswana and Pbel acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	SmartSwitch
	Botswana	Pbel	Total
Cash and cash equivalents	$584	$660	$1,244
Accounts receivable, net	-	234	234
Inventory	150	-	150
Other current assets	-	-	-
Property, plant and equipment, net	472	92	564
Intangible assets (Note 9)	-	1,785	1,785
Goodwill (Note 9)	657	1,710	2,367
Other payables	(218)	(65)	(283)
Income taxes payable	-	(93)	(93)
Deferred tax liabilities	(17)	(494)	(511)
Fair value of assets and liabilities on acquisition	1,628	3,829	5,457
Less: gain on re-measurement of previously held interest in
SmartSwitch Botswana	(328)	-	(328)
Less: carrying value of SmartSwitch Botswana, an equity
accounted investment, at the acquisition date	(486)	-	(486)
Total purchase price	$814	$3,829	$4,643

            Pro forma results of operations have not been presented because the effect of the SmartSwitch and Pbel acquisitions, individually and in the aggregate, were not material to the Company. During the year ended June 30, 2013, the Company incurred acquisition-related expenditure of $0.1 million related to these acquisitions. Since the closing of the SmartSwitch Botswana acquisition, it has contributed revenue and net income of $0.7 million and $0.02 million, respectively, for the year ended June 30, 2013. Since the closing of the Pbel acquisition, it has contributed revenue and incurred a net loss, after acquired intangible asset amortization, net of taxation, of $1.1 million and $0.5 million, respectively, for the year ended June 30, 2013.

            2012 acquisitions

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS (continued)

            2012 acquisitions (continued)

                   Acquisition of prepaid airtime and electricity business (continued)

            The business has been integrated with EasyPay and allocated to the Company’s South African transaction-based activities operating segment. The Company believes that the acquisition will enable it to expand its prepaid customer base and over time integrate all of its prepaid offerings onto the EBOS system.

                   Smart Life

            On July 1, 2011, the Company acquired Smart Life (formerly known as Saambou Life Assurers Limited), a South African long-term insurance company, for ZAR 13 million (approximately $1.8 million) in cash. Prior to its acquisition by the Company, Smart Life had been administered as a ring-fenced life-insurance license by a large South African insurance company, had not written any new insurance business for a number of years and had reinsured all of its risk exposure under its life insurance products. Smart Life has been allocated to the Company’s financial services operating segment. In November 2011, the Company sold 10% of Smart Life to a strategic partner for $0.1 million and recognized a loss on sale of $0.08 million.

            The acquisition of Smart Life provides the Company with an opportunity to offer relevant insurance products directly to its existing customer and employee base in South Africa. The Company intends to offer this customer base a full spectrum of products applicable to this market segment, including credit life, group life, funeral and education insurance policies.

            The final purchase price allocation of the prepaid business and Smart Life acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, are provided in the table below:

	Prepaid
	business	Smart Life	Total
Accounts receivable, net	$1,083	$152	$1,235
Inventory	305	-	305
Customer relationships	895	-	895
Software and unpatented technology	2,449	-	2,449
Deferred tax liability	(251)	-	(251)
Cash and cash equivalents	-	169	169
Financial investments (allocated to other long-term assets)	-	3,059	3,059
Reinsurance assets (allocated to other long-term assets)	-	28,492	28,492
Other payables	-	(185)	(185)
Policy holder liabilities (allocated to other long-term liabilities)	-	(29,845)	(29,845)
Total purchase price	$4,481	$1,842	$6,323

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
for the years ended June 30, 2013, 2012 and 2011
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

4.             PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

            Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2013 payment service commenced on July 1, 2013, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2013. The July 2012 payment service commenced on July 1, 2012, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2012.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.             ACCOUNTS RECEIVABLE, net

	2013	2012
Accounts receivable, trade, net	$41,225	$50,406
Accounts receivable, trade, gross	45,926	51,194
Allowance for doubtful accounts receivable, end of year	4,701	788
Allowance for doubtful accounts receivable, beginning of year re-measured at year end rates	709	621
Allowance reversed to statement of operations, re-measured at year end rates .	(85)	(114)
Allowance acquired in acquisitions, re-measured at year end rates	-	131
Allowance charged to statement of operations, re-measured at year end rates	4,082	50
Amount utilized, re-measured at year end rates	(5	100
Other receivables	61,389	51,512
Total accounts receivable, net	$102,614	$101,918

            Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due by customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. During the year ended June 30, 2013, 2012 and 2011, respectively, the Company recorded a bad debt expense of $0.4 million, $0.2 million and $1.3 million.

            Cash payments to agents in Korea are amortized over the contract period with the agent. As of June 30, 2013 and 2012, respectively, other receivables include approximately $32.4 million and $24.5 million related to these prepayments.

6.        INVENTORY

            The Company’s inventory comprised the following categories as of June 30, 2013 and 2012.

	2013	2012

Raw materials	$-	$30
Finished goods	12,222	10,749
	$12,222	$10,779

            The Company presented deferred expenditures on smart cards of $4.6 million under a separate caption on its consolidated balance sheet in its 2012 Annual Report. Deferred expenditures on smart cards represented the cost of smart cards to be issued to grant recipient cardholders in South Africa pursuant to the Company’s SASSA contract. Recipient cardholders receive their first card for free but are charged a replacement card fee if the card is lost and a replacement card is issued. The Company believes it appropriate to reclassify these deferred expenditures on smart cards to inventory as the smart card is a consumable item. Accordingly the finished goods as of June 30, 2012, presented in the table above of $10,749 include the deferred expenditures on smart cards of $4,587 presented under a separate caption in the Company’s 2012 Annual Report.

            The Company also presented (increase) decrease in deferred expenditures on smart cards under a separate caption on its consolidated statements of cash flow in its 2012 Annual Report. The Company has reclassified the increase in deferred expenditures on smart cards of $4,554 presented in its consolidated statements of cash flow for the twelve months ended June 30, 2012, in its 2012 Annual Report to (increase) decrease in inventory in this Annual Report. Accordingly, the $5,271 presented in (increase) decrease in inventory for the twelve months ended June 30, 2012, in the Company’s consolidated statements of cash flow includes the $4,554. There were no cash flow movements in deferred expenditures on smart cards during the twelve months ended June 30, 2011.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
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

            The Company’s outstanding foreign exchange contracts are as follows:

            As of June 30, 2013

				Fair market
Notional amount		Strike price		value price		Maturity
USD	4,000,000	ZAR	9.06	ZAR	10.1397	September 30, 2013

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

                        UEPS-based microlending credit risk

            The Company is exposed to credit risk in its UEPS-based microlending activities, which provides unsecured short-term loans to qualifying customers, primarily its social grant recipient cardholder base. The Company manages this risk by performing an affordability test for each prospective customer and assigns a “creditworthiness score,” which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

            The fair value of these securities as of June 30, 2013, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

            In March 2012, Finbond completed a rights issue and the Company acquired an additional 72,156,187 shares for approximately $1 million. The Company’s ownership interest in Finbond as of June 30, 2013, is approximately 26%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Financial instruments (continued)

            The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,833	$-	$-	$1,833
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,303	8,303
Other	-	147	-	147
Total assets at fair value	$1,833	$147	$8,303	$10,283

Liabilities
Foreign exchange contracts	$-	$436	$-	$436
Total liabilities at fair value	$-	$436	$-	$436

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

            Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the years ended June 30, 2013 and 2012, respectively. There have been no transfers in or out of Level 3 during the years ended June 30, 2013 and 2012, respectively.

                   Trade and other receivables

            Trade and other receivables originated by the Company are stated at cost less allowance for doubtful accounts receivable. The fair value of trade and other receivables approximate their carrying value due to their short-term nature.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Financial instruments (continued)

                   Trade and other payables

            The fair values of trade and other payables approximates their carrying amounts, due to their short-term nature.

                   Assets and liabilities measured at fair value on a nonrecurring basis

            The Company measures its assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The Company has no liabilities that are measured at fair value on a nonrecurring basis. The Company reviews the carrying values of its assets when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s assets are determined using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the assets exceeds its fair value and the excess is determined to be other-than-temporary. The Company has not recorded any impairment charges during the reporting periods presented herein.

8.        PROPERTY, PLANT AND EQUIPMENT, net

	2013	2012
Cost:
Land	$858	$847
Building and structures	471	465
Computer equipment	101,536	88,669
Furniture and office equipment	7,864	14,091
Motor vehicles	22,127	20,413
Plant and equipment	253	2,373
	133,109	126,858
Accumulated depreciation:
Land	-	-
Building and structures	92	67
Computer equipment	69,573	59,062
Furniture and office equipment	5,627	5,815
Motor vehicles	9,263	7,178
Plant and equipment	253	2,120
	84,808	74,242
Carrying amount:
Land	858	847
Building and structures	379	398
Computer equipment	31,963	29,607
Furniture and office equipment	2,237	8,276
Motor vehicles	12,864	13,235
Plant and equipment	-	253
	$48,301	$52,616

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        GOODWILL AND INTANGIBLE ASSETS, net

            Goodwill

            Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2013, 2012 and 2011:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of July 1, 2010	$117,734	$(41,388)	$76,346
Acquisition of KSNET (Note 3)	120,139	-	120,139
Foreign currency adjustment (1)	20,211	(7,126)	13,085
Balance as of June 30, 2011	258,084	(48,514)	209,570
Reduction in goodwill related to net settlement (Note 3)	(4,239)	-	(4,239)
Foreign currency adjustment (1)	(28,957)	6,363	(22,594)
Balance as of June 30, 2012	224,888	(42,151)	182,737
Acquisition of Pbel (Note 3)	1,710	-	1,710
Acquisition of SmartSwitch Botswana (Note 3)	657	-	657
Foreign currency adjustment (1)	(8,697)	(601)	(9,298)
Balance as of June 30, 2013	$218,558	($42,752)	$175,806

            (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

            Goodwill associated with the acquisition of Pbel, SmartSwitch Botswana and KSNET represents the excess of cost over the fair value of acquired net assets. The Pbel, SmartSwitch Botswana and KSNET goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets. Pbel has been allocated to the Company’s South African transaction-based activities operating segment and SmartSwitch Botswana and KSNET to the international transaction-based activities operating segment.

            The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. The results of our impairment tests during the year ended June 30, 2013 and 2012, indicated that the fair value of the Company’s reporting units exceeded their carrying values and therefore the Company’s reporting units were not at risk of potential impairment.

            Goodwill has been allocated to the Company’s reportable segments as follows:

	2013	2012

South African transaction-based activities	$30,525	$34,692
International transaction-based activities	113,972	111,798
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	31,309	36,247
Total	$175,806	$182,737

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        GOODWILL AND INTANGIBLE ASSETS, net (continued)

            Intangible assets, net

                   Impairment loss during the year ended June 30, 2011

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

                   Intangible assets acquired

            Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value	Average
	as of	Amortization
	acquisition	period (in
	date	years)
Finite-lived intangible asset:
KSNET customer relationships	$74,663	10
Pbel customer relationships	1,113	3
Prepaid business customer relationships	895	0.75
KSNET software and unpatented technology	24,380	5
Prepaid business software and unpatented technology	2,449	3
Pbel software and unpatented technology	672	3
KSNET trademarks	$3,786	8

            The Company recognized a deferred tax liability of approximately $0.5 million related to the acquisition of the Pbel intangible assets during the year ended June 30, 2013. The Company recognized a deferred tax liability of approximately $0.2 million related to the acquisition of the prepaid business customer relationships during the year ended June 30, 2012. The Company recognized a deferred tax liability of approximately $24.5 million related to the acquisition of the KSNET intangible assets during the year ended June 30, 2011.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        GOODWILL AND INTANGIBLE ASSETS, net (continued)

            Intangible assets, net (continued)

            Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2013 and 2012:

	As of June 30, 2013			As of June 30, 2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	$90,469	$(29,818)	$60,651	$91,692	$(22,617)	$69,075
Software and unpatented technology(1)	34,951	(22,151)	12,800	36,082	(15,968)	20,114
FTS patent	3,873	(3,873)	-	4,623	(4,623)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,611	(2,805)	3,806	7,125	(2,507)	4,618
Customer database	614	(614)	-	734	(611)	123
Total finite-lived intangible assets .	$141,024	$(63,767)	$77,257	$144,762	$(50,832)	$93,930

            (1) June 30, 2013 balances include the customer relationships and software and unpatented technology acquired as part of the Pbel acquisition in September 2012;

            Amortization expense charged for the years to June 30, 2013, 2012 and 2011 was $18.2 million, $19.4 million, and $22.5 million, respectively.

            Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2013, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2014	$14,984
2015	14,929
2016	10,730
2017	8,474
2018	8,474
Thereafter	$19,659

10.      REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

            Reinsurance assets and policy holder liabilities under insurance contracts

            Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the years ended June 30, 2013 and 2012:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balances acquired on July 1, 2011	$28,492	$(28,492)
Claims and policyholders’ benefits under insurance contracts	254	(360)
Foreign currency adjustment (3)	(5,151)	5,151
Balance as of June 30, 2012	23,595	(23,701)
Claims and policyholders’ benefits under insurance contracts	(211)	146
Foreign currency adjustment (3)	(3,827)	3,844
Balance as of June 30, 2013	$19,557	$(19,711)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
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

            Assets and policy holder liabilities under investment contracts

            Summarized below is the movement in assets and policy holder liabilities under investment contracts during the years ended June 30, 2013 and 2012:

		Investment
	Assets (1)	contracts (2)
Balances acquired on July 1, 2011	$1,353	$(1,353)
Foreign currency adjustment (3)	(244)	244
Balance as of June 30, 2012	$1,109	$(1,109)
Foreign currency adjustment (3)	(156)	156
Balance as of June 30, 2012	$953	$(953)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

            The Company does not offer any investment products with guarantees related to capital or returns.

11.      OTHER PAYABLES

	2013	2012

Participating merchants settlement obligation	$2,005	$5,291
Payroll-related payables	1,611	2,199
Accruals	10,522	11,413
Value-added tax payable	2,560	2,405
Other (Note 1)	7,009	7,705
Provisions	10,101	11,154
	$33,808	$40,167

12.      SHORT-TERM FACILITIES

            The Company has a ZAR 250 million ($25.3 million, translated at exchange rates applicable as of June 30, 2013) short-term South African credit facility. As of June 30, 2013, the overdraft rate on this facility was 7.85% . The Company has ceded its investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary, as security for the facility. As of June 30, 2013 and June 30, 2012, the Company had utilized none of its South African short-term facility.

            The Company believes that this facility is sufficient in order to meet its future obligations as they arise.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.      LONG-TERM BORROWINGS

            The Company financed a portion of the KSNET acquisition price and related transaction expenses with the proceeds of a KRW 130.5 billion (approximately $115.9 million based on October 29, 2010 exchange rates) five-year senior secured loan facility provided by a consortium of banks under a facilities agreement (the “Facilities Agreement”). The current carrying value as of June 30, 2013, is $80.8 million. The Facilities Agreement provides for three separate facilities: a Facility A loan to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), of up to KRW 130.5 billion (divided into Facility A1 (KRW 65.5 billion) and Facility A2 (KRW 65.0 billion)) and a Facility B loan to KSNET of up to KRW 65.0 billion. The Facility B loan, if drawn, must be used to repay the Facility A2 loan and may be borrowed only if Net1 Korea and KSNET complete a merger transaction with each other. Interest on the loans is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 4.10% for Facility A loans and 3.90% for the Facility B loan. The CD rate was 2.79% on June 30, 2013. Total interest expense for the year ended June 30, 2013, 2012 and 2011, respectively, was $7.1 million, $8.8 million and $7.5 million, and includes amortization of facility fees of $0.3 million, $0.4 million and $2.0 million. Interest of approximately $0.9 million, translated at exchange rates applicable as of June 30, 2013, has been accrued as of June 30, 2013.

            The Facility A1 loan matures on the fifth anniversary of the initial drawdown with no required principal prepayments. Principal on the Facility A2 loan and Facility B loan is repayable in scheduled installments, beginning twelve months after initial drawdown and thereafter, semi-annually with final maturity scheduled for 54 months after initial drawdown. During the year ended June 30, 2013, the Company made the third and fourth principal payments totaling approximately $14.5 million. During the year ended June 30, 2012, the Company made the first and second principal payments totaling approximately $14.3 million and an unscheduled $4.8 million principal payment with the proceeds of the net settlement received from the former shareholders of KSNET. The fifth and sixth scheduled installments of approximately $14.2 million, translated at exchange rates applicable as of June 30, 2013, are due in equal installments of $7.1 million each, on October 29, 2013 and April 29, 2014, respectively, and have been classified as current in the Company’s consolidated balance sheet. As of June 30, 2013, the carrying amount of the long-term borrowings approximated its fair value

            The loans are secured by substantially all of KSNET’s assets, a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of the Company’s subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict their ability to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations and engage in other corporate activities. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, the Company or any of the Company’s subsidiaries (other than Net1 Korea and its subsidiaries, including KSNET).

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      COMMON STOCK (continued)

            Common stock (continued)

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

            The Company’s number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described in Note 17—Amended and Restated Stock Incentive Plan—Restricted Stock—General Terms of Awards. The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011

Number of shares, net of treasury:
Statement of changes in equity	45,592,550	45,548,902	45,152,805
Less: Non-vested equity shares that have not vested as of end of year (Note 17)	405,226	646,617	103,672
Number of shares, net of treasury excluding non-vested equity shares that have not vested	45,187,324	44,902,285	45,049,133

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

            The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. During the year ended June 30, 2012 and 2011, respectively, the Company repurchased 180,656 and 125,392 shares for approximately $1.1 million and $1.0 million. The Company did not repurchase any of its shares during the year ended June 30, 2013 under this authorization.

15.      REVENUE

	2013	2012	2011

Sale of goods – comprising mainly hardware and software sales	$15,266	$19,152	$30,130
Loan-based interest and fees received	6,613	8,433	7,276
Services rendered – comprising mainly fees and commissions	430,268	362,679	306,014
	$452,147	$390,264	$343,420

            During the years ended June 30, 2013, 2012 and 2011, the Company did not recognize any revenue using the percentage of completion method.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      EQUITY INSTRUMENT ISSUED PURSUANT TO BEE TRANSACTION

            On April 19, 2012, the Company issued an option to purchase 8,955,000 shares of its common stock to a BEE consortium pursuant to a BEE transaction that it entered into on January 25, 2012. The option expired unexercised on April 19, 2013. The fair value of the option was determined as approximately $14.2 million and was expensed in full during the year ended June 30, 2012 because the option vested immediately on the grant date. Accordingly, the expense recorded during the year ended June 30, 2012, was not reversed during the year ended June 30, 2013, because the option had vested in full on the grant date.

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Amended and Restated Stock Incentive Plan (continued)

                   Options (continued)

                          Valuation Assumptions

            The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in 2013, 2012 and 2011. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	49%	37% - 39%	35%
Expected dividends	0%	0%	0%
Expected life (in years)	3	3	3
Risk-free rate	0.3%	1.9% - 0.9%	2.0%

                   Restricted Stock

                          General Terms of Awards

            Shares of restricted stock are considered to be participating non-vested equity shares (specifically contingently returnable shares) for the purposes of calculating earnings per share (refer Note 20) because, as discussed in more detail below, the recipient is obligated to transfer any unvested restricted stock back to the Company for no consideration and these shares of restricted stock are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

            Restricted stock awarded to non-employee directors and employees of the Company vests ratably over a three-year period. In addition, for awards granted to certain non-employee directors in 2009, until 11 months after the restricted stock become vested and nonforfeitable, the shares may not be sold, assigned, transferred, pledged, hypothecated, exchanged, or disposed of in any way (whether by operation of law or otherwise). Recipients are entitled to all rights of a stockholder of the Company except as otherwise provided in the restricted stock agreements. These rights include the right to vote and receive dividends and/or other distributions. However, the restricted stock agreements generally prohibit transfer of any nonvested and forfeitable restricted stock. If a recipient ceases to be a member of the Board of Directors or an employee for any reason, all shares of his restricted stock that are not then vested and nonforfeitable will be immediately forfeited and transferred to the Company for no consideration.

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Amended and Restated Stock Incentive Plan (continued)

                   Restricted Stock (continued)

                          Performance Conditions - Restricted Stock Granted in August 2007 (continued)

            Specifically, the financial performance targets were a 20% increase, compounded annually, in fundamental diluted earnings per share (expressed in South African rand) (“2007 Fundamental EPS”) above Fundamental EPS for the fiscal year ended June 30, 2007. For award shares vesting prior to September 1, 2009, the annual required increase in the case of Dr. Belamant and Mr. Kotzé was 25% rather than 20%. On November 5, 2009, the Company’s board of directors, on the recommendation of the Remuneration Committee, determined that the annual required target for Dr. Belamant and Mr. Kotzé be 20%, effective immediately, to be consistent with the terms of the restricted stock awards granted to other employees. There were no other amendments to the terms of the restricted stock awards. For the purpose of the award, 2007 Fundamental EPS was calculated by adjusting GAAP diluted earnings per share (as reflected in the Company’s audited consolidated financial statements) to exclude the effects related to the amortization of intangible assets, stock-based compensation charges, one-time, large, unusual expenses as determined at the discretion of the Remuneration Committee, and assuming a constant tax rate of 30%. If Fundamental EPS for the specified fiscal year did not equal or exceed the 2007 Fundamental EPS target for such year, no award shares would become vested or nonforfeitable on the corresponding vesting date but would be available to become vested and nonforfeitable as of a subsequent vesting date if the 2007 Fundamental EPS target for a subsequent fiscal year were met; provided that the recipient’s service continued through such subsequent vesting date. Any outstanding award shares that had not become vested and nonforfeitable as of September 1, 2011, would be forfeited by the recipient on September 1, 2011, and transferred to the Company for no consideration.

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
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Amended and Restated Stock Incentive Plan (continued)

                   Restricted Stock (continued)

                          Performance Conditions - Restricted Stock Granted in October and November 2010 (continued)

            Any outstanding award shares that have not become vested and nonforfeitable as of November 10, 2013, will be forfeited by the recipient on November 10, 2013, and transferred to the Company for no consideration. One-third of the award shares vested on November 10, 2011. The remaining two-thirds of the restricted stock award did not vest because the financial performance target of $1.90 was not met for June 30, 2013. Refer also “—Stock option and restricted stock activity—restricted stock” below.

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

            Stock option and restricted stock activity

                   Options

            The following table summarizes stock option activity for the years ended June 30, 2013, 2012 and 2011:

			Weighted
			Average		Weighted
		Weighted	Remaining	Aggregate	Average
		average	Contractual	Intrinsic	Grant
	Number of	exercise	Term	Value	Date Fair
	shares	price ($)	(in years)	(’000)	Value ($)
Outstanding – June 30, 2010	1,813,656	19.76	7.41	$585	-
Granted under Plan: November 2010	307,000	10.59	10.00	-	2.61
Outstanding – June 30, 2011	2,120,656	18.44	6.82	243
Granted under Plan: August 2011	165,000	6.59	10.00	297	1.80
Granted under Plan: October 2011	202,000	7.98	10.00	442	2.19
Forfeitures	(240,073)	21.68	-	-	-
Outstanding – June 30, 2012	2,247,583	16.28	6.43	602	-
Granted under Plan: August 2012	431,000	8.75	10.00	1,249	2.90
Exercised	(30,000)	7.98		24
Outstanding – June 30, 2013	2,648,583	15.15	5.98	$313

            These options have an exercise price range of $6.59 to $24.46.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Stock option and restricted stock activity (continued)

                   Options (continued)

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	(’000)
Exercisable	1,786,583	18.06	4.92	$229

            During the years ended June 30, 2013, 2012 and 2011, approximately 442,666, 300,000 and 380,000, stock options became exercisable, respectively. Included in the 442,666 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The stock option vesting was accelerated in recognition of this director’s long service and valued contributions. During the year ended June 30, 2013, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the years ended June 30, 2012 and 2011, respectively. During the year ended June 30, 2012, employees forfeited 240,073 stock options. There were no forfeitures during the years ended June 30, 2013 and 2011. The Company issues new shares to satisfy stock option exercises.

                   Restricted stock

            The following table summarizes restricted stock activity for the years ended June 30, 2013, 2012 and 2011:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	(’000)
Non-vested – July 1, 2010	407,828
Granted – August 2010	13,956	$185
Granted – October 2010	60,000	740
Granted – November 2010	83,000	879
Vested	(203,956)	2,267
Awards not vesting	(257,156)	3,492
Non-vested – June 30, 2011	103,672	1,235
Granted – August 2011	30,155	199
Granted – February 2012	550,000	6,111
Granted – May 2012	2,574	23
Vested - August 2011	(6,141)	40
Vested - November 2011	(27,667)	209
Total vested	(33,808)
Forfeitures	(5,976)	50
Non-vested – June 30, 2012	646,617	7,061
Granted – August 2012	21,569	189
Vested – August 2012	(23,436)	216
Vested – February 2013	(183,333)	1,016
Vested – May 2013	(858)	7
Total vested	(207,627)
Forfeitures	(55,333)	407
Non-vested – June 30, 2013	405,226	$4,393

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Stock option and restricted stock activity (continued)

                   Restricted stock (continued)

            The fair value of restricted stock vested during the years ended June 30, 2013, 2012 and 2011, was $1.4 million, $0.2 million and $2.3 million, respectively. Included in the 23,436 shares of restricted stock that vested in August 2012 are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The second and third tranche totaling 55,333 shares of restricted stock granted in November 2010 to two executive officers did not vest because the agreed performance target was not achieved.

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

            Forfeited shares of restricted stock are returned to the Company and, in accordance with the Plan, are available for future issuances by the Remuneration Committee.

            Stock-based compensation charge and unrecognized compensation cost

            The Company has recorded a net stock compensation charge of $3.9 million, $2.8 million and $1.7 million for the years ended June 30, 2013, 2012 and 2011, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2013
Stock-based compensation charge	$4,387	$-	$4,387
Reversal of stock compensation charge related to restricted stock forfeited	(480)	-	(480)
Total – year ended June 30, 2013	$3,907	$-	$3,907
Year ended June 30, 2012
Stock-based compensation charge	$2,909	$-	$2,909
Reversal of stock compensation charge related to options forfeited	(134)	-	(134)
Total – year ended June 30, 2012	$2,775	$-	$2,775
Year ended June 30, 2011
Stock-based compensation charge	$5,212	$193	$5,019
Reversal of stock compensation charge related to August 2007 and October 2010 restricted stock that did not vest	(3,492)	-	(3,492)
Total – year ended June 30, 2011	$1,720	$193	$1,527

            The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

            As of June 30, 2013, the total unrecognized compensation cost related to stock options was approximately $1.2 million, which the Company expects to recognize over approximately two years. As of June 30, 2013, the total unrecognized compensation cost related to restricted stock awards was approximately $3.5 million, which the Company expects to recognize over approximately two years.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

17.      STOCK-BASED COMPENSATION (continued)

            Tax consequences

            There are no tax consequences related to options and restricted stock granted to employees of Company subsidiaries incorporated in South Africa. The Company has recorded a deferred tax asset of approximately $1.4 million and $1.1 million, respectively, for the years ended June 30, 2013 and 2012, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

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

19.      INCOME TAXES

            Income tax provision

            The table below presents the components of income before income taxes for the years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011

South Africa	$38,654	$67,054	$108,349
United States	(10,075)	(6,340)	(15,053)
Other	(1,300)	(333)	(56,886)
Income before income taxes	$27,279	$60,381	$36,410

            Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011

Current income tax	$33,968	$49,092	$117,141
South Africa	15,418	26,787	38,882
United States	16,061	20,746	77,085
Other	2,489	1,559	1,174
Deferred taxation (benefit) charge	(4,915)	(4,598)	(4,862)
South Africa	(2,037)	(2,941)	(776)
United States	(331)	31	2,306
Other	(2,547)	(1,688)	(6,392)
Capital gains tax	7	1,465	-
Secondary taxation on companies	-	327	-
Change in tax rate	-	(18,315)	-
Foreign tax credits generated – United States	(14,404)	(12,035)	(78,754)
Income tax provision	$14,656	$15,936	$33,525

            There were no significant capital gains taxes paid during the years ended June 30, 2013 and 2011, respectively. The capital gains tax paid during the year ended June 30, 2012, represents the taxes paid resulting from an intercompany capital transaction in South Africa.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      INCOME TAXES (continued)

            Income tax provision (continued)

            The Company’s South African subsidiary paid a dividend to Net1 after the tax law had changed but before the effective date of the South African dividends withholding tax which resulted in the payment of STC in the third quarter of the year ended June 30, 2012. For the first half of the year ended June 30, 2012, and in the year ended June 30, 2011, the Company’s effective tax rate included an accrual for STC and therefore any STC obligation arising during these periods was charged against the STC liability provided. This STC liability was released during the year end June 30, 2012, as a result of the change in tax law discussed below.

            There were no changes to the enacted tax rate in the years ended June 30, 2013 and 2011. On December 20, 2011, there was a change in South African tax law to impose a dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace STC. The change was effective on April 1, 2012. As a result, the Company has recorded a net deferred taxation benefit of approximately $18.3 million in income taxation expense in its consolidated statements of operations during the year ended June 30, 2012.

            The movement in the valuation allowance for the year ended June 30, 2013, relates to valuation allowances for foreign tax credits and valuation allowances related to net operating loss carryforwards for the Company’s South African subsidiaries, primarily MediKredit. As a result of the change in South African tax law during the year ended June 30, 2012, and the Company’s intention to permanently reinvest its undistributed earnings in South Africa, the Company did not believe it would be able to recover foreign tax credits previously recognized of $8.2 million. The movement in the valuation allowance during the year ended June 30, 2012, included a valuation allowance related to this foreign tax credits. The movement in the valuation allowance for the year ended June 30, 2011, relates to valuation allowances for foreign tax credits and the Net1 UTA valuation allowances related to its license ruling, tax deductible goodwill, and net operating loss carryforwards.

            Net1 included actual and deemed dividends received from one of its South African subsidiaries in its years ended June 30, 2013, 2012 and 2011, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2013, 2012 and 2011, respectively.

            A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		34.55%
Non-deductible items	6.78%		6.60%		6.93%
Foreign tax rate differential	10.39%		7.22%		5.46%
Foreign tax credits	(52.80%	)	(21.12%	)	(209.00%	)
Taxation on deemed dividends in the United States	57.32%		31.29%		217.52%
Capital gains tax paid	0.03%		2.43%		-%
Secondary taxation on companies	0.00%		0.54%		-%
Movement in valuation allowance	9.40%		1.23%		34.01%
Prior year adjustments	(5.39%	)	0.53%		2.61%
Change in tax law	-%		(30.33%	)	-%
Income tax provision	53.73%		26.39%		92.08%

            The non-deductible items during the year ended June 30, 2013, relates principally to expenses that are not deductible for tax purposes, including stock-based compensation charges, costs incurred to support foreign related entities and interest expense. The non-deductible items during the year ended June 30, 2012, relates principally to expenses that are not deductible for tax purposes, including stock-based compensation charges, interest expense and an equity award issued pursuant to the Company’s BEE transaction. The non-deductible items during the year ended June 30, 2011 relates principally to expenses that are not deductible for tax purposes, including interest expense and transaction-related expenditure. The foreign tax rate differential represents the difference between statutory tax rates in South Africa and foreign jurisdictions, primarily the U.S.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
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

	2013	2012
Total deferred tax assets

Net operating loss carryforwards	$12,024	$11,869
Provisions and accruals	3,164	2,450
FTS patent	1,088	1,436
Intangible assets	17,150	18,290
Foreign tax credits	24,637	19,089
Other	5,537	5,006
Total deferred tax assets before valuation allowance	63,600	58,140
Valuation allowances	(54,117)	(47,496)
Total deferred tax assets, net of valuation allowance	9,483	10,644

Total deferred tax liabilities:

Intangible assets	18,729	22,215
Other	4,543	3,826
Total deferred tax liabilities	23,272	26,041

Reported as
Current deferred tax assets	4,938	5,591
Long term deferred tax liabilities	18,727	20,988
Net deferred income tax liabilities	$13,789	$15,397

                   Decrease in total deferred tax assets

                          Net operating loss carryforwards

            Included in total deferred tax assets – net operating loss carryforwards are net operating losses generated by MediKredit of $2.7 million. MediKredit continues to incur losses and its net operating losses increased by $0.2 million during the year ended June 30, 2013, and therefore the Company has determined to provide a valuation allowance for the full amount of its operating losses incurred. Accordingly, during the year ended June 30, 2013, the Company provided an additional valuation allowance related to MediKredit’s operating losses of $1.6 million. Net operating loss carryforwards also includes $7.7 million related to Net1 UTA. A valuation allowance has been created for the full amount of the Net1 UTA net operating losses.

                          Intangible assets

            Included in total deferred tax assets – intangible assets as of June 30, 2013, is an intangible asset related to license rights in Net1 UTA. These license rights are termed software for Austrian tax purposes and were valued for Austrian tax purposes based on previous license payments at €50.76 million in June 2006. The Company expects to amortize the license rights in its tax returns over a period of 15 years. Any unused amounts are not carried forward to the subsequent year of assessment. During the years ended June 30, 2013 and 2012, Net1 UTA utilized approximately $0.05 million and $0.04 million, respectively, of these license rights against its taxable income and in 2011 expensed $1.2 million unutilized deferred tax asset. In addition, during the year ended June 30, 2011, the Company provided in full for this deferred tax asset and recognized an additional valuation allowance of $2.7 million. As of June 30, 2013, the gross carrying value of this deferred tax asset is approximately $8.8 million and there is a full valuation allowance.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      INCOME TAXES (continued)

            Deferred tax assets and liabilities (continued)

                   Decrease in total deferred tax assets (continued)

                          Intangible assets (continued)

            Net1 Applied Technologies Austria GmbH (“Net1Austria”) generated tax deductible goodwill related to the acquisition of Net1 UTA in August 2008 and under Austrian tax law Net1Austria can deduct up to 50% of the goodwill recognized, as defined under Austrian tax law, over a period of 15 years. Unused amounts are carried forward to subsequent years of assessment and are included in net operating loss carryforwards. During the year ended June 30, 2011, the Company provided in full for the deferred tax asset and recognized an additional valuation allowance of approximately $1.7 million. As of June 30, 2013, the gross value of this goodwill deferred tax asset was approximately $8.2 million and there is a full valuation allowance. The Company did not utilize the goodwill deferred tax asset during the years ended June 30, 2013 and 2012, respectively.

                   Decrease in total deferred tax liabilities

                          Intangible assets

            Deferred tax liabilities – intangible assets have decreased during the year ended June 30, 2013, primarily as a result of the amortization of the underlying KSNET intangible assets during the year.

                   Valuation allowance

            At June 30, 2013, the Company had deferred tax assets of $9.5 million (2012: $10.6 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

            At June 30, 2013, the Company had a valuation allowance of $54.1 million (2012: $47.5 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at June 30, 2013 and 2012, relate primarily to intangible assets including foreign tax credits (2013: $24.6 million, 2012: $19.1 million); tax deductible goodwill (2013: $17.0 million, 2012: $18.0 million); net operating loss carryforwards (2013: $11.8 million, 2012: $9.6 million); the FTS patent (2013: $0.5 million, 2012: $0.7 million) and other (2013: $0.1 million).

                   Net operating loss carryforwards and foreign tax credits

                          United States

            As of June 30, 2013, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	US net
operating loss
carry
forwards
2024	$3,706

            During the years ended June 30, 2013 and 2012, Net1 generated additional foreign tax credits related to the cash dividends received. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2013 and 2012, respectively. The unused foreign tax credits generated expire after ten years in 2023, 2022, 2021, 2020 and 2019.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
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

            Uncertain tax positions

            As of June 30, 2013 and 2012, respectively the Company has unrecognized tax benefits of $1.1 million and $1.3 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, Korea, Austria, the Russian Federation and in the US federal jurisdiction. As of June 30, 2013, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2009. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

            The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2013, 2012 and 2011:

	2013	2012	2011
Unrecognized tax benefits - opening balance	$1,314	$2,664	$1,460
Gross decreases - tax positions in prior periods	(170)	(1,159)	-
Gross increases - tax positions in current period	216	97	1,233
Lapse of statute limitations	-	-	-
Foreign currency adjustment	(210)	(288)	(29)
Unrecognized tax benefits - closing balance	$1,150	$1,314	$2,664

            As of June 30, 2013 and 2012, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million and $0.03 million, respectively, on its balance sheet.

20.      EARNINGS PER SHARE

            Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2013, 2012 and 2011, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

            Diluted earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2007, October 2010, November 2010 and February 2012 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 17.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.      EARNINGS PER SHARE (continued)

            The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	2013	2012	2011
	(in thousands except percent and
	per share data)
Numerator:
Net income attributable to Net1	$12,977	$44,651	$2,647
Undistributed earnings	12,977	44,651	2,647
Percent allocated to common shareholders (Calculation 1)	99%	99%	100%
Numerator for earnings per share: basic and diluted	$12,836	$44,397	$2,644

Denominator
Denominator for basic earnings per share: weighted-average common shares outstanding	45,057	44,930	45,122
Effect of dilutive securities:
Performance shares related to acquisition	95	-	-
Stock options	30	45	30
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	45,182	44,975	45,152

Earnings per share:
Basic	$0.28	$0.99	$0.06
Diluted	$0.28	$0.99	$0.06

(Calculation 1)
Basic weighted-average common shares outstanding (A)	45,057	44,930	45,122
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	45,553	45,187	45,175
Percent allocated to common shareholders (A) / (B)	99%	99%	100%

     Options to purchase 2,605,863 shares of the Company’s common stock at prices ranging from $6.59 to $24.46 per share were outstanding during the year ended June 30, 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through on August 22, 2022, were still outstanding as of June 30, 2013.

21.      SUPPLEMENTAL CASH FLOW INFORMATION

            Supplemental cash flow information:

            The following table presents the supplemental cash flow disclosures for the years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011
Cash received from interest	$12,043	$9,180	$8,764
Cash paid for interest	$7,927	$9,773	$5,660
Cash paid for income taxes	$21,900	$30,704	$48,630

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
for the years ended June 30, 2013, 2012 and 2011
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

            The South African transaction-based activities segment currently consists mainly of a state pension and welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of recipient cardholders paid as well as from merchants and card holders using the Company’s merchant acquiring system. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. In addition, the operating segment includes sales of prepaid products (electricity and airtime). The Company earns a commission for prepaid electricity sales and revenue from the sale of airtime vouchers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2013, there was one such customer, providing 42% of total revenue (2012: one such customer, providing 41% of total revenue; 2011: one such customer, providing 47% of total revenue).

            The international transaction-based activities segment currently consists mainly of KSNET which generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in Korea. The segment also generates transaction fee revenue from transaction processing of UEPS-enabled smartcards in Botswana and, until February 2013, through NUETS initiative in Iraq as well as transaction processing of medical-related claims. The Company allocated its international transaction-based activities to this segment effective July 1, 2010, and the Company’s reported results for the year ended June 30, 2011, include all legacy international transaction-processing activities from July 1, 2010 and include KSNET from November 1, 2010.

            The smart card accounts segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts. The financial services segment provides short-term loans as a principal and life insurance products on an agency basis and generates service fees and insurance premium income. As a result of the acquisition of Smart Life, we earn premium income from the sale of life insurance products and investment income.

            The hardware, software and related technology sales segment markets, sells and implements the UEPS as well as develops and provides Prism secure transaction technology, solutions and services. The segment also includes the operations of Net1 UTA, which comprise mainly hardware sales and licenses of the DUET system. The segment undertakes smart card system implementation projects, delivering hardware, software and business solutions in the form of customized systems. Sales of hardware, SIM cards, cryptography services, SIM card licenses and other software licenses are recorded within this segment. This segment also generates rental income from hardware provided to merchants enrolled in the Company’s merchant retail application. The impairment losses incurred during the years ended June 30, 2011, of approximately $41.8 million as discussed in Note 9 are included in the results of this operating segment.

            Corporate/eliminations includes the Company’s head office cost centers in addition to the elimination of inter-segment transactions. The profit related to the liquidation of SmartSwitch Nigeria during the year ended June 30, 2012, as discussed in Note 18, has been allocated to corporate/eliminations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      OPERATING SEGMENTS (continued)

            The Company evaluates segment performance based on operating income. The following tables summarize segment information which is prepared in accordance with GAAP:

	June 30,
	2013	2012	2011
Revenues to external customers
South African transaction-based activities	$240,405	$201,207	$189,206
International transaction-based activities	133,481	118,281	70,382
Smart card accounts	36,990	31,263	33,315
Financial services	6,545	8,121	7,350
Hardware, software and related technology sales	34,726	31,392	43,167
Total	452,147	390,264	343,420
Inter-company revenues
South African transaction-based activities	9,518	5,452	4,015
International transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	1,344	1,065	-
Hardware, software and related technology sales	1,198	1,784	2,281
Total	12,060	8,301	6,296
Operating income
South African transaction-based activities	13,196	49,824	75,668
International transaction-based activities	34	1,257	(220)
Smart card accounts	10,543	12,820	15,140
Financial services	3,646	4,636	4,999
Hardware, software and related technology sales	6,694	3,619	(48,372)
Corporate/ Eliminations	(10,951)	(11,006)	(9,787)
Total	23,162	61,150	37,428
Interest earned
South African transaction-based activities	-	-	-
International transaction-based activities	-	-	-
Smart card accounts	-	-	-
Financial services	-	-	-
Hardware, software and related technology sales	-	-	-
Corporate/ Eliminations	12,083	8,576	7,654
Total	12,083	8,576	7,654
Interest expense
South African transaction-based activities	731	463	652
International transaction-based activities	-	44	526
Smart card accounts	-	-	-
Financial services	15	2	15
Hardware, software and related technology sales	350	109	59
Corporate/ Eliminations	6,870	8,727	7,420
Total	7,966	9,345	8,672
Depreciation and amortization
South African transaction-based activities	12,144	9,370	8,997
International transaction-based activities	27,580	26,206	16,584
Smart card accounts	-	-	-
Financial services	463	345	539
Hardware, software and related technology sales	412	624	7,846
Corporate/ Eliminations	-	(46)	705
Total	$40,599	$36,499	$34,671

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.     OPERATING SEGMENTS (continued)

	June 30,
	2013	2012	2011

Income taxation expense
South African transaction-based activities	$3,489	$13,948	$21,003
International transaction-based activities	(1,189)	(449)	(1,003)
Smart card accounts	2,952	3,590	4,238
Financial services	1,039	1,286	1,394
Hardware, software and related technology sales	1,570	894	(3,111)
Corporate/ Eliminations	6,795	(3,333)	11,004
Total	14,656	15,936	33,525
Net income attributable to Net1
South African transaction-based activities	8,973	35,414	54,009
International transaction-based activities	1,657	2,190	652
Smart card accounts	7,589	9,230	10,904
Financial services	2,670	3,309	3,587
Hardware, software and related technology sales	4,785	2,616	(45,191)
Corporate/ Eliminations	(12,697)	(8,108)	(21,314)
Total	12,977	44,651	2,647
Expenditures for long-lived assets
South African transaction-based activities	9,438	23,408	2,423
International transaction-based activities	12,490	14,978	12,113
Smart card accounts	-	-	-
Financial services	718	620	400
Hardware, software and related technology sales	101	161	117
Corporate/ Eliminations	-	-	-
Total	$22,747	$39,167	$15,053

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

            It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

            Geographic Information

            Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2013	2012	2011

South Africa	$317,916	$272,063	$264,485
Korea	129,338	114,096	68,392
Europe	2,738	2,413	10,465
Rest of world	2,155	1,692	78
Total	$452,147	$390,264	$343,420

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      OPERATING SEGMENTS (continued)

            Long-lived assets based on the geographic location for the years ended June 30, are presented in the table below:

	Long-lived assets
	2013	2012	2011

South Africa	$117,858	$140,308	$115,809
Korea	213,589	224,272	258,791
Europe	86	38	139
Rest of world	7,590	6,873	6,817
Total	$339,123	$371,491	$381,556

23.      COMMITMENTS AND CONTINGENCIES

            Operating lease commitments

            The Company leases certain premises. At June 30, 2013, the future minimum payments under operating leases consist of:

Due within 1 year	$4,192
Due within 2 years	2,675
Due within 3 years	2,165
Due within 4 years	714
Due within 5 years	$383

            Operating lease payments related to the premises and equipment were $15.9 million, $7.5 million and $7.0 million, respectively, for the years ended June 2013, 2012 and 2011, respectively.

            Capital commitments

            As of June 30, 2013 and 2012, the Company had outstanding capital commitments of approximately $0.3 million and $5.0 million, respectively.

            Purchase obligations

            As of June 30, 2013 and 2012, the Company had purchase obligations totaling $3.9 million and $13.7 million, respectively. The purchase obligations as of June 30, 2013, primarily include inventory that will be delivered to the Company and sold to customers in the next twelve months.

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

24.      RELATED PARTY TRANSACTIONS

            As described in Note 3, on September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in Pbel. During the year ended June 30, 2010, the Company engaged the services of Pbel to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed under this engagement became the Company’s property. During the years ended June 30, 2013, 2012 and 2011, the Company recognized expenses of approximately $0.1 million, $0.8 million and $0.9 million, respectively, for these software development services. As of June 30, 2013, and since acquisition, the Company’s has eliminated all intercompany balance sheet accounts with Pbel on consolidation. As of June 30, 2012, the Company’s accounts payable included $0.08 million due to Pbel.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2013, 2012 and 2011
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

25.      UNAUDITED QUARTERLY RESULTS

            The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2013 and 2012:

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2013	2013	2012	2012	YTD
	(In thousands except per share data)

Revenue	$117,882	$111,141	$111,442	$111,682	$452,147
Operating income	13,591	(4,726)	4,972	9,325	23,162
Net income attributable to Net1	$8,285	$(4,681)	$2,629	$6,744	$12,977
Earnings per share, in United States dollars
Basic earnings per share	0.18	(0.10)	0.06	0.15	0.28
Diluted earnings per share	0.18	(0.10)	0.06	0.15	0.28

	Three months ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Total
	2012	2012	2011	2011	YTD
	(In thousands except per share data)

Revenue	$107,616	$90,664	$92,058	$99,926	$390,264
Operating (loss) income	(2,402)	12,478	20,228	30,846	61,150
Net (loss) income attributable to Net1	$(7,977)	$7,766	$25,094	$19,768	$44,651
(Loss) Earnings per share, in United States dollars
Basic (loss) earnings per share	(0.17)	0.17	0.56	0.44	0.99
Diluted (loss) earnings per share	(0.17)	0.17	0.56	0.44	0.99

*********************