Form 10-Q
period 2013-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2013-11-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
YES [   ]     NO [X ]

As of November 7, 2013 (the latest practicable date), 45,735,236 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2013	2013
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,670	$53,665
Pre-funded social welfare grants receivable (Note 2)	4,263	2,934
Accounts receivable, net of allowances of – September: $935; June: $4,701	118,025	102,614
Finance loans receivable, net of allowances of – September: $701; June: $-	17,338	8,350
Inventory (Note 3)	11,063	12,222
Deferred income taxes	5,125	4,938
Total current assets before settlement assets	203,484	184,723
Settlement assets (Note 4)	685,305	752,476
Total current assets	888,789	937,199
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF – September: $92,099; June: $84,808	48,716	48,301
EQUITY-ACCOUNTED INVESTMENTS	1,270	1,183
GOODWILL (Note 6)	180,950	175,806
INTANGIBLE ASSETS, net (Note 6)	76,915	77,257
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 7)	36,150	36,576
TOTAL ASSETS	1,232,790	1,276,322
LIABILITIES
CURRENT LIABILITIES
Accounts payable	14,036	26,567
Other payables	38,802	33,808
Current portion of long-term borrowings (Note 9)	15,007	14,209
Income taxes payable	9,261	2,275
Total current liabilities before settlement obligations	77,106	76,859
Settlement obligations (Note 4)	685,305	752,476
Total current liabilities	762,411	829,335
DEFERRED INCOME TAXES	18,703	18,727
LONG-TERM BORROWINGS (Note 9)	70,374	66,632
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	21,499	21,659
TOTAL LIABILITIES	872,987	936,353
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 45,780,513; June: 45,592,550	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	161,605	160,670
TREASURY SHARES, AT COST: September: 13,455,090; June: 13,455,090	(175,823)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(93,544)	(100,858)
RETAINED EARNINGS	464,214	452,618
TOTAL NET1 EQUITY	356,511	336,666
NON-CONTROLLING INTEREST	3,292	3,303
TOTAL EQUITY	359,803	339,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,232,790	$1,276,322

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2013	2012
	(In thousands, except per share data)

REVENUE	$123,494	$111,682

EXPENSE

Cost of goods sold, IT processing, servicing and support	56,559	45,101

Selling, general and administration	40,506	47,252

Depreciation and amortization	10,029	10,004

OPERATING INCOME	16,400	9,325

INTEREST INCOME	3,319	3,091

INTEREST EXPENSE	1,752	2,071

INCOME BEFORE INCOME TAX EXPENSE	17,967	10,345

INCOME TAX EXPENSE (note 15)	6,485	3,729

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	11,482	6,616

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	103	128

NET INCOME	11,585	6,744

(ADD) NET (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(11)	-

NET INCOME ATTRIBUTABLE TO NET1	$11,596	$6,744

Net income per share, in United States dollars (note 12)
Basic earnings attributable to Net1 shareholders	$0.25	$0.15
Diluted earnings attributable to Net1 shareholders	$0.25	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2013	2012
	(In thousands)

Net income	$11,585	$6,744

Other comprehensive (loss) income
Net unrealized loss on asset available for sale, net of tax	(255)	-
Movement in foreign currency translation reserve	7,569	4,255
Total other comprehensive income, net of taxes	7,314	4,255

Comprehensive income	18,899	10,999
Add comprehensive loss attributable to non-controlling interest	11	-
Comprehensive income attributable to Net1	$18,910	$10,999

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969

Restricted stock granted	187,963				187,963				-		-

Stock-based compensation charge						930			930		930

Income tax benefit from vested stock awards						5			5		5

Net income							11,596		11,596	(11)	11,585

Other comprehensive income								7,314	7,314		7,314

Balance – September 30, 2013	59,235,603	$59	(13,455,090)	$(175,823)	45,780,513	$161,605	$464,214	$(93,544)	$356,511	$3,292	$359,803

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$11,585	$6,744
Depreciation and amortization	10,029	10,004
Earnings from equity-accounted investments	(103)	(128)
Fair value adjustments	(133)	(293)
Interest payable	972	1,192
Profit on disposal of plant and equipment	(1)	-
Stock-based compensation charge	930	1,116
Facility fee amortized	69	88
(Increase) Decrease in accounts receivable, pre-funded social welfare grants receivable
and finance loans receivable	(23,101)	5,892
Decrease (Increase) in inventory	1,011	(959)
Decrease in accounts payable and other payables	(8,668)	(1,349)
Increase in taxes payable	6,921	5,438
Decrease in deferred taxes	(1,187)	(2,016)
Net cash (used in) provided by operating activities	(1,676)	25,729
Cash flows from investing activities
Capital expenditures	(5,616)	(6,453)
Proceeds from disposal of property, plant and equipment	48	105
Acquisitions, net of cash acquired	-	(1,913)
Repayment of loan by equity-accounted investment	-	3
Other investing activities, net	(1)	-
Proceeds from maturity of investments related to insurance business	-	545
Net change in settlement assets	51,773	60,779
Net cash provided by investing activities	46,204	53,066
Cash flows from financing activities
Proceeds from issue of common stock	-	240
Net change in settlement obligations	(51,773)	(60,779)
Net cash used in financing activities	(51,773)	(60,539)
Effect of exchange rate changes on cash	1,250	165
Net (decrease) increase in cash and cash equivalents	(5,995)	18,421
Cash and cash equivalents – beginning of period	53,665	39,123
Cash and cash equivalents – end of period	$47,670	$57,544

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2013 and 2012
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1.      Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2013 and 2012, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

          References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

          Recent accounting pronouncements adopted

          In February 2013, the FASB issued guidance regarding Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to present (either on the face of the statement of operations or in the notes) the effects on the line items of the statement of operations for amounts reclassified out of accumulated other comprehensive income. The guidance is effective for the Company beginning July 1, 2013 and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements.

          Recent accounting pronouncements not yet adopted as of September 30, 2013

          In March 2013, the FASB issued guidance regarding Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for the Company beginning July 1, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements on adoption.

2.      Pre-funded social welfare grants receivable

          Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2013 payment service commenced on October 1, 2013, but the Company pre-funded certain merchants participating in the merchant acquiring system during the last three days of September 2013.

3.      Inventory

          The Company’s inventory comprised the following categories as of September 30, 2013 and June 30, 2013.

	September 30,	June 30,
	2013	2013
Finished goods	$11,063	$12,222
	$11,063	$12,222

4.      Settlement assets and settlement obligations

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

          The Company’s outstanding foreign exchange contracts are as follows: As of September 30, 2013 None.

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

                    UEPS-based microlending credit risk

          The Company is exposed to credit risk in its UEPS-based microlending activities, which provides unsecured short-term loans to qualifying customers, primarily its social grant recipient cardholder base. The Company manages this risk by performing an affordability test for each prospective customer and assigns a “creditworthiness score”, which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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

          The fair value of these securities as of September 30, 2013, represented approximately 1% of the Company’s total assets, including these securities.

5.      Fair value of financial instruments and equity-accounted investments (continued)

          The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2013, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,816	$-	$-	$1,816
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,019	8,019
Other	-	155	-	155
Total assets at fair value	$1,816	$155	$8,019	$9,990

          The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, according to the fair value hierarchy:

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

          Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three months ended September 30, 2013 and 2012, respectively. There have been no transfers in or out of Level 3 during the three months ended September 30, 2013 and 2012, respectively.

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

6.      Goodwill and intangible assets Goodwill

          Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2013:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2013	$218,558	$(42,752)	$175,806
Foreign currency adjustment (1)	5,067	77	5,144
Balance as of September 30, 2013	$223,625	$(42,675)	$180,950

          (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

          Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September 30,	June 30,
	2013	2013
SA transaction-based activities	$29,861	$30,525
International transaction-based activities	120,334	113,972
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	30,755	31,309
Total	$180,950	$175,806

          Intangible assets

               Carrying value and amortization of intangible assets

          Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2013 and June 30, 2013:

	As of September 30, 2013			As of June 30, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$94,206	($32,986)	$61,220	$90,469	$(29,818)	$60,651
Software and unpatented
technology	36,052	(24,129)	11,923	34,951	(22,151)	12,800
FTS patent	3,789	(3,789)	-	3,873	(3,873)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,755	(2,983)	3,772	6,611	(2,805)	3,806
Customer database	601	(601)	-	614	(614)	-
Total finite-lived intangible assets	$145,909	($68,994)	$76,915	$141,024	$(63,767)	$77,257

          Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2013, was approximately $3.7 million (three months ended September 30, 2012, was approximately $4.7 million).

          Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates prevailing on September 30, 2013, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2014	$15,637
2015	15,583
2016	11,228
2017	8,896
2018	8,896
Thereafter	$20,575

7.      Reinsurance assets and policy holder liabilities under insurance and investment contracts

          Reinsurance assets and policy holder liabilities under insurance contracts

          Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the three month ended September 30, 2013:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2013	$19,557	$(19,711)
Foreign currency adjustment (3)	(425)	428
Balance as of September 30, 2013	$19,132	$(19,283)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

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

          Assets and policy holder liabilities under investment contracts

          Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three months ended September 30, 2013:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2013	$953	$(953)
Foreign currency adjustment (3)	(21)	21
Balance as of September 30, 2013	$932	$(932)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

          The Company does not offer any investment products with guarantees related to capital or returns.

8.      Short-term credit facility

          The Company has a ZAR 250 million ($24.7 million, translated at exchange rates applicable as of September 30, 2013) short-term South African credit facility from Nedbank Limited (“Nedbank”). As of September 30, 2013, the overdraft rate on this facility was 7.35% . The Company has ceded its investment in Cash Paymaster Services (Proprietary) Limited, a wholly owned South African subsidiary, as security for the facility. As of September 30, 2013, the Company had utilized approximately ZAR 130 million of this facility to enable the bank providing the short-term credit facility to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (Refer to Note 16). As of June 30, 2013, the Company had utilized none of this facility.

          The Company believes that this facility is sufficient in order to meet its future obligations as they arise.

9.      Long-term borrowings

          2010 Senior Facilities Agreement

          The Company’s KRW 92.4 billion ($85.4 million, translated at exchange rates applicable as of September 30, 2013) Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2013. The current carrying value as of September 30, 2013, is $85.4 million. As of September 30, 2013, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on September 30, 2013, was 6.76% . Interest expense during the three months ended September 30, 2013 and 2012, was $1.4 million and $1.9 million, respectively.

          The fifth and sixth scheduled principal repayments are $7.5 million each, translated at exchange rates applicable as of September 30, 2013, and have been classified as current in the Company’s condensed consolidated balance sheet. The Company repaid the full amount outstanding of KRW 92.4 billion on October 29, 2013, using a combination of cash on hand and loan proceeds from the new facility described below. The Company has expensed the remaining prepaid facility fees of approximately $0.4 million during the three months ended December 31, 2013. The third scheduled repayment of $7.3 million was paid on October 29, 2012.

          2013 Senior Facilities Agreement

          On October 28, 2013, the Company signed a new five-year senior secured facilities agreement (the “New Facilities Agreement”) provided by a consortium of Korean banks. The New Facilities Agreement provides for three separate facilities to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”): a Facility A loan of up to KRW 60.0 billion ($55.5 million), a Facility B loan of up to KRW 15 billion ($13.9 million) and a Facility C revolving credit facility of up to KRW 10.0 billion ($9.2 million) (all facilities denominated in KRW and translated at exchange rates applicable as of September 30, 2013).

          The Facility A and B loans were fully drawn on October 29, 2013, and used to repay KRW 75.0 billion of the KRW 92.4 billion loan outstanding under the 2010 senior facilities agreement. The remaining outstanding balance under the 2010 facility of KRW 17.4 billion was paid from cash on hand on October 29, 2013. In addition, the Company drew KRW 1.1 billion of the revolving credit facility on October 29, 2013, to pay fees and expenses related to the New Facilities Agreement.

          Interest on the loans and revolving credit facility is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility; and a margin of 2.90% for the Facility B loan. The CD rate was 2.66% on September 30, 2013. The Company paid facilities fees of approximately KRW 0.9 billion. A commitment fee of 0.3% is payable on any un-drawn and un-cancelled amount of the revolving credit facility.

          The Facility A loan is repayable in three scheduled annual installments of KRW 10 billion each beginning 30 months after initial drawdown and one final installment of KRW 30 billion on the maturity date, namely October 29, 2018. The Facility B loan is repayable in full on October 29, 2014. The Facility C revolving credit facility is repayable in full on the maturity date. Prepayment of the revolving credit facility may be withdrawn at any time up to three months before the maturity date.

          The loans under the New Facilities Agreement are secured by a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of the Company’s subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea to maintain agreed leverage and debt service coverage ratios and restricts Net1 Korea’s ability to make certain distributions with respect to its capital stock, prepay other debt, encumber its assets, incur additional indebtedness, or engage in certain business combinations. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, the Company or any of the Company’s subsidiaries (other than Net1 Korea).

10.    Capital structure

          Common stock repurchases

          The Company did not repurchase any of its shares during the three months ended September 30, 2013 and 2012, respectively.

10.    Capital structure (continued)

          The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity during the three months ended September 30, 2013 and 2012, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the three months ended September 30, 2013 and 2012, respectively:

	2013	2012

Number of shares, net of treasury:
Statement of changes in equity	45,780,513	45,600,471
Less: Non-vested equity shares that have not vested	(576,282)	(644,750)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	45,204,231	44,955,721

11.    Stock-based compensation

          Stock option and restricted stock activity

               Options

          The following table summarizes stock option activity for the three months ended September 30, 2013 and 2012:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Outstanding – September 30, 2013	2,873,479	14.54	6.06	4,841

Outstanding – June 30, 2012	2,247,583	16.28	6.43	602
Granted under Plan: August 2012	431,000	8.75	10.00	1,249	2.90
Exercised	(30,000)	7.98		24
Outstanding – September 30, 2012	2,648,583	15.15	6.74	978

          The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in August 2013 and 2012, respectively. The table below presents the range of assumptions used to value options granted during the three months ended September 30, 2013 and 2012:

	2013	2012
Expected volatility	50%	49%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	0.9%	0.3%

11.    Stock-based compensation (continued)

          Stock option and restricted stock activity (continued)

               Options (continued)

          The following table presents stock options vesting and expecting to vest as of September 30, 2013:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – September 30, 2013	2,873,479	14.54	6.06	4,841

          These options have an exercise price range of $6.59 to $24.46.

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	(’000)
Exercisable	1,985,250	$17.07	5.05	$1,963

          During the three months ended September 30, 2013 and 2012, respectively, 198,667 and 85,000 stock options became exercisable. Included in the 85,000 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting, in August 2012, prior to the resignation of a non-employee director. During the three months ended September 30, 2012, the Company received approximately $0.2 million from the 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the three months ended September 30, 2013. The Company issues new shares to satisfy stock option exercises.

               Restricted stock

          The following table summarizes restricted stock activity for the three months ended September 30, 2013 and 2012:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2013	405,226	$4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Non-vested – September 30, 2013	576,282	5,630

Non-vested – June 30, 2012	646,617	7,061
Granted – August 2012	21,569	189
Vested – August 2012	(23,436)	216
Non-vested – September 30, 2012	644,750	$7,021

          The fair value of restricted stock vesting during the three months ended September 30, 2013 and 2012, respectively, was $0.2 million and $0.2 million. Included in the 23,436 shares of restricted stock that vested in August 2012 are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director.

          The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

11.    Stock-based compensation (continued)

          Stock-based compensation charge and unrecognized compensation cost

          The Company has recorded a stock compensation charge of $0.9 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2013
Stock-based compensation charge	$930	$-	$930
Total – three months ended September 30, 2013 .	$930	$-	$930

Three months ended September 30, 2012
Stock-based compensation charge	$1,116	$-	$1,116
Total – three months ended September 30, 2012 .	$1,116	$-	$1,116

          The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

          As of September 30, 2013, the total unrecognized compensation cost related to stock options was approximately $1.6 million, which the Company expects to recognize over approximately three years. As of September 30, 2013, the total unrecognized compensation cost related to restricted stock awards was approximately $4.3 million, which the Company expects to recognize over approximately three years.

          As of each of September 30, 2013 and June 30, 2013, respectively, the Company has recorded a deferred tax asset of approximately $1.4 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

12.    Earnings per share

          Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2013 and 2012, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

          Diluted earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in February 2012 and August 2013 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 17 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2013.

12.    Earnings per share (continued)

          The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2013	2012
	(in thousands except percent
	and
	per share data)
Numerator:
Net income attributable to Net1	$11,596	$6,744
Undistributed earnings	11,596	6,744
Percent allocated to common shareholders (Calculation 1)	99%	99%
Numerator for earnings per share: basic and diluted	$11,495	$6,659

Denominator:
Denominator for basic earnings per share: weighted-average common
shares outstanding	45,216	44,968
Effect of dilutive securities:
Performance shares related to acquisition	-	-
Stock options	71	48
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	45,287	45,016

Earnings per share:
Basic	$0.25	$0.15
Diluted	$0.25	$0.15

(Calculation 1)
Basic weighted-average common shares outstanding (A)	45,216	44,968
Basic weighted-average common shares outstanding and unvested
restricted shares expected to vest (B)	45,613	45,544
Percent allocated to common shareholders (A) / (B)	99%	99%

         Options to purchase 2,493,759 shares of the Company’s common stock at prices ranging from $7.35 to $24.46 per share were outstanding during the three months ended September 30, 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through August 21, 2023, were still outstanding as of September 30, 2013.

13.    Supplemental cash flow information

          The following table presents the supplemental cash flow disclosures for the three months ended September 30, 2013 and 2012:

	Three months ended
	September 30,
	2013	2012
Cash received from interest	$3,241	$3,125
Cash paid for interest	$1,639	$2,000
Cash paid for income taxes	$498	$342

14.    Operating segments

          The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 22 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2013.

14.    Operating segments (continued)

          The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended
	September 30,
	2013	2012
Revenues from external customers
SA transaction-based activities	$63,032	$61,364
International transaction-based activities	36,817	31,649
Smart card accounts	11,329	8,364
Financial services	2,427	1,384
Hardware, software and related technology sales	9,889	8,921
Total	123,494	111,682
Inter-company revenues
SA transaction-based activities	2,275	3,983
International transaction-based activities	-	-
Smart card accounts	-	386
Financial services	252	-
Hardware, software and related technology sales	170	208
Total	2,697	4,577
Operating (loss) income
SA transaction-based activities	13,282	6,400
International transaction-based activities	2,051	(171)
Smart card accounts	3,228	2,385
Financial services	56	1,097
Hardware, software and related technology sales	2,948	1,984
Corporate/Eliminations	(5,165)	(2,370)
Total	16,400	9,325
Interest income
SA transaction-based activities	-	-
International transaction-based activities	-	-
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	-	-
Corporate/Eliminations	3,319	3,091
Total	3,319	3,091
Interest expense
SA transaction-based activities	23	143
International transaction-based activities	44	-
Smart card accounts	-	-
Financial services	51	-
Hardware, software and related technology sales	161	70
Corporate/Eliminations	1,473	1,858
Total	1,752	2,071
Depreciation and amortization
SA transaction-based activities	2,447	3,141
International transaction-based activities	7,406	6,679
Smart card accounts	-	-
Financial services	117	87
Hardware, software and related technology sales	59	97
Corporate/Eliminations	-	-
Total	10,029	10,004
Income taxation (benefit) expense
SA transaction-based activities	3,712	1,753
International transaction-based activities	157	(433)
Smart card accounts	903	668
Financial services	10	312
Hardware, software and related technology sales	693	438
Corporate/Eliminations	1,010	991
Total	$6,485	$3,729

14.    Operating segments (continued)

	Three months ended
	September 30,
	2013	2012
Net (loss) income
SA transaction-based activities	$9,547	$4,504
International transaction-based activities	1,937	343
Smart card accounts	2,324	1,716
Financial services	27	801
Hardware, software and related technology sales	2,095	1,477
Corporate/Eliminations	(4,334)	(2,097)
Total	11,596	6,744
Expenditures for long-lived assets
SA transaction-based activities	556	3,594
International transaction-based activities	4,831	2,703
Smart card accounts	-	-
Financial services	200	145
Hardware, software and related technology sales	29	11
Corporate/Eliminations	-	-
Total	$5,616	$6,453

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

15.    Income tax

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

          For the three months ended September 30, 2013, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for each of the three months ended September 30, 2013 and 2012, respectively, was 36% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

          Uncertain tax positions

          There were no changes during the three months ended September 30, 2013. As of September 30, 2013, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

          The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

          The Company files income tax returns mainly in South Africa, Korea, Austria, Botswana, the Russian Federation and in the US federal jurisdiction. As of September 30, 2013, the Company is no longer subject to any new income tax examination by the South African Revenue Service for years before June 30, 2009. In 2011, the Korea National Tax Service had completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, cash flows, or results of operations.

16.    Commitments and contingencies

          Guarantees

          The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

          Nedbank has issued guarantees to these third parties amounting to ZAR 131.2 million ($13.0 million, translated at exchange rates applicable as of September 30, 2013) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for the same amount. The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

          The Company has not recognized any obligation related to these counter-guarantees in its unaudited condensed consolidated balance sheet as of September 30, 2013. The maximum potential amount that the Company could pay under these guarantees is ZAR 131.2 million ($13.0 million, translated at exchange rates applicable as of September 30, 2013). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in note 8.

          Contingencies

          The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

          Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations and cash flows.

17.    Subsequent events

          2013 Senior Facilities Agreement

          As described in Note 9, the Company signed a new five-year senior secured facilities agreement provided by a consortium of banks on October 28, 2013.

          November 2013 Broad Based Black Economic Empowerment deal

          On November 6, 2013, the Company signed a letter of intent to issue 4,400,000 shares of its common stock at a price of ZAR 88.50 per share (calculated as 75% of the closing price of the Company’s common stock on the JSE Limited on November 5, 2013) to Business Venture Investments 1567 (Proprietary) Limited (RF), a special purpose entity, pursuant to a new Broad Based Black Economic Empowerment transaction. Issue of the shares is subject to the conclusion of an agreement which will include certain conditions, including obtaining the relevant regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

          Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2013 and in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

          Letter of Intent for New Broad-Based Black Economic Empowerment, or BEE, Transaction

          On November 6, 2013, we signed a letter of intent to issue 4,400,000 shares, or BVI Shares, which will be contractually restricted as to resale as described below, of our common stock at a price of ZAR 88.50 per share (calculated as 75% of the closing price of our common stock on the JSE Limited on November 5, 2013) to Business Venture Investments 1567 (Proprietary) Limited (RF), or BVI, a special purpose entity owned by a BEE consortium, pursuant to a new BEE transaction. Issuance of the BVI Shares is subject to the conclusion of a Relationship Agreement before December 1, 2013, which will include certain conditions, including obtaining the relevant regulatory approvals. Under certain circumstances we may call the BVI Shares then owned, in exchange for a minority interest in our wholly-owned subsidiary Cash Paymaster Service Proprietary Limited.

          Similar to our January 2012 proposed BEE transaction, the lead partner in the BEE consortium is Mosomo Investment Holdings (Pty) Ltd, a well-known black empowerment investment company headed by former Net1 non-executive director Brian Mosehla, with a proven track record in transformation, and with experience in mining, financial services and mass banking concepts. Other partners in the BEE consortium will include community-focused organizations led by black women and community development enterprises.

          This BEE transaction is part of our efforts to strengthen the development of our business plan, and is in compliance with South African regulation and business practice. Our actions in support of achieving a stronger BEE standing build on our prior efforts, and the proposed structure is similar to transactions pursued by other leading South African companies across multiple industries.

          The letter of intent provides that BVI will pay the purchase price of ZAR 88.50 per share in ZAR. The BVI Shares will be locked-up for a period of five years from date of issue, with the exception of periodic sales in order to fund the repayment of the loan and related interest as described below.

          Our wholly owned subsidiary, Net1 Applied Technologies South Africa Proprietary Limited, will lend BVI the funds to effect the purchase of the BVI Shares and these shares will act as the collateral on the loan. The key terms of the loan are:

  The loan will bear interest at rate equal to Johannesburg Interbank rate, or JIBAR (currently 550 basis points) plus 300 basis points;

  The loan principal is to be repaid as follows, 10% each after the first and second years, 15% each after the third and fourth years, and 50% after the fifth year. Interest payments on the loan are due semi-annually;

  After five years, Net1 will have the right, but not the obligation, to repurchase all or any portion of any remaining shares; and

  The loan will be repaid in full using the proceeds from the sale of a sufficient amount of BVI Shares if our share price is or exceeds ZAR 177.00 per share (200% of ZAR 88.50 per share) on the JSE at any time during term of the loan. As of November 5, 2013, our closing price on the JSE was ZAR 118.00 per share.

          South African Constitutional Court

          On September 10, 2013, the South African Constitutional Court heard oral arguments on the appeal by AllPay Consolidated Investment Holdings (Pty) Ltd, or AllPay, against the ruling by the South African Supreme Court of Appeal upholding the award of the SASSA tender to us. The Constitutional Court has reserved judgment. We cannot predict when or how it will rule on the matter.

          See Part II, Item 1—“Legal Proceedings” for an update on legal proceedings associated with our SASSA contract.

          South Africa

               SASSA

          We completed bulk enrollment during fiscal 2013, in accordance with the implementation plan agreed with SASSA. During the first quarter of fiscal 2014, we continued to enroll eligible and new grant recipient cardholders and grant beneficiaries.

          During March 2013, the Minister of Social Development and SASSA announced that the deadline for the enrollment of grant recipient cardholders would be extended to April 30, 2013. SASSA sent termination notices to all grant recipient cardholders and grant beneficiaries who had not presented themselves for enrollment during May, June and July 2013 in terms of the Promotion of Administrative Justice Act. As of September 30, 2013, there were an estimated 292,000 former grant recipient cardholders who had not presented themselves for enrollment and whose grants had therefore been suspended by SASSA in September 2013. These grant recipient cardholders would have to apply for restoration of their grant and present themselves for enrollment should they wish to have their grants reinstated.

          Due to the suspension of these grants and therefore lower volumes, we experienced a modest negative impact on our results of operations during the first quarter of fiscal 2014. We expect a similar adverse impact on our volumes and revenue for the remainder of fiscal 2014, but we expect this decrease in volume and revenue to be partially offset by new grant recipient cardholders approved by SASSA during the year.

               New prepaid airtime product (“Umoya Manje”)

          During the first quarter of fiscal 2014, our Net1 Mobile Solutions business unit introduced our new prepaid airtime product called Umoya Manje. This product allows our customers in South Africa to electronically purchase prepaid airtime without having to visit a physical prepaid airtime vendor.

          Traditional prepaid airtime procurement is usually time consuming for the customer and results in them having to pay additional costs. Our product allows our customers, many of whom do not have their own means of transport or ready access to transport, to purchase prepaid airtime without having to travel. We also believe that our product is substantially cheaper than traditional prepaid airtime channels, which often require customers to pay a substantial premium to obtain airtime. We exceeded one million registered users during our second month of operation, effecting more than 250,000 transactions per day during peak periods.

               Rollout of financial service offering

          During the first quarter of fiscal 2014, our Financial Services business unit commenced the national roll out of our financial services offering and began introducing UEPS-based loans in the six provinces in which we did not offer our product during fiscal 2013. The rollout has required us to employ and train additional staff and incur set up costs, and rent additional premises in order to establish a physical presence in these six provinces.

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

          Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2013:

  Business combinations and the recoverability of goodwill;
  Intangible assets acquired through acquisitions;
  Deferred taxation;
  Stock-based compensation and equity instrument issued pursuant to BEE transaction;
  Accounts receivable and allowance for doubtful accounts receivable; and
  Research and development.

          Recent accounting pronouncements adopted

          Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our condensed consolidated financial statements.

          Recent accounting pronouncements not yet adopted as of September 30, 2013

          Refer to note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2013, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

          Actual exchange rates

          The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year
	September 30,		ended
			June 30,
	2013	2012	2013
ZAR : $ average exchange rate	10.0015	8.2644	8.8462
Highest ZAR : $ rate during period	10.4936	8.5470	10.3587
Lowest ZAR : $ rate during period	9.5436	8.0444	8.0444
Rate at end of period	10.1123	8.3172	9.8925
KRW : $ average exchange rate	1,113	1,137	1,112
Highest KRW : $ rate during period	1,152	1,156	1,162
Lowest KRW : $ rate during period	1,045	1,080	1,019
Rate at end of period	1,083	1,125	1,144

          Translation exchange rates for financial reporting purposes

          For financial reporting purposes we are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2013 and 2012, vary from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2013	2012	2013
Income and expense items: $1 = ZAR .	10.0001	8.2606	8.7105
Income and expense items: $1 = KRW	1,141	1,140	1,072

Balance sheet items: $1 = ZAR	10.1123	8.3172	9.8925
Balance sheet items: $1 = KRW	1,083	1,125	1,144

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

          Three months ended September 30, 2013, includes SmartSwitch Botswana and Pbel for the entire period. Three months ended September 30, 2012, does not include SmartSwitch Botswana, and includes Pbel from September 1, 2012.

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

          First quarter of fiscal 2014 compared to first quarter of fiscal 2013

          The following factors had an influence on our results of operations during the first quarter of fiscal 2014 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 21% against the ZAR during the first quarter of fiscal 2014 which negatively impacted our reported results;

•

SASSA implementation complete: Our SASSA contract implementation is complete and the first quarter of fiscal 2014 was the first full quarter without any implementation-related expenditure since the tender was awarded to us in January 2012. We incurred implementation-related expenditure, including smart card costs, of approximately $15.8 million during the first quarter of fiscal 2013;

•

Higher revenue resulting from an increase in low-margin prepaid airtime sales: Our revenue has increased as a result of the deployment of our Umoya Manje prepaid airtime offering during the quarter, which has lower margins compared with our other South African businesses;

•

National rollout of our financial services offering: We commenced the national roll out of our financial services offering during the first quarter of fiscal 2014, which resulted in higher revenue from UEPS-based loans. Profitability in the financial services segment however was lower due to rollout costs, including hiring and training of additional staff and infrastructure deployment;

•	Ad hoc hardware sales in fiscal 2014: We sold more terminals and cards during the first quarter of fiscal 2014 as a result of ad hoc orders received from our customers; and
•	DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $2.1 million during the first quarter of fiscal 2014.

          Consolidated overall results of operations

          This discussion is based on the amounts which were prepared in accordance with US GAAP.

          The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended September 30,
	2013	2012	$ %
	$’000	$’000	change
Revenue	123,494	111,682	11%
Cost of goods sold, IT processing, servicing and support	56,559	45,101	25%
Selling, general and administration	40,506	47,252	(14%	)
Depreciation and amortization	10,029	10,004	0%
Operating income	16,400	9,325	76%
Interest income	3,319	3,091	7%
Interest expense	1,752	2,071	(15%	)
Income before income tax expense	17,967	10,345	74%
Income tax expense	6,485	3,729	74%
Net income before earnings from equity-accounted investments	11,482	6,616	74%
Earnings from equity-accounted investments	103	128	(20%	)
Net income	11,585	6,744	72%
Add net loss attributable to non-controlling interest	(11)	-	nm
Net income attributable to us	11,596	6,744	72%

	In South African Rand
Table 4	(US GAAP)
	Three months ended September 30,
	2013	2012
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,234,965	922,561	34%
Cost of goods sold, IT processing, servicing and support	565,601	372,561	52%
Selling, general and administration	405,069	390,330	4%
Depreciation and amortization	100,292	82,640	21%
Operating income	164,003	77,030	113%
Interest income	33,191	25,534	30%
Interest expense	17,520	17,108	2%
Income before income tax expense	179,674	85,456	110%
Income tax expense	64,851	30,804	111%
Net income before earnings from equity-accounted investments	114,823	54,652	110%
Earnings from equity-accounted investments	1,030	1,057	(3%	)
Net income	115,853	55,709	108%
Add net loss attributable to non-controlling interest	(110)	-	nm
Net income attributable to us	115,963	55,709	108%

          The increase in revenue was primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System, higher prepaid airtime sales driven by the rollout of our Umoya Manje product, more ad hoc terminal and card sales and a higher contribution from KSNET.

         The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries and higher prepaid airtime, terminal and card sales. These increases were offset by the substantial elimination of expenses related to our SASSA contract implementation, which we completed in the fourth quarter of fiscal 2013.

          In ZAR, our selling, general and administration expense increased due to increases in goods and services purchased from third parties and legal fees of approximately $2.1 million (ZAR 21.4 million) in connection with the government investigations, which were offset by the substantial elimination of SASSA contract implementation costs.

          Our operating income margin for the first quarter of fiscal 2014 and 2013, was 13% and 8%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to the elimination of implementation costs in fiscal 2014.

          In ZAR, depreciation and amortization were higher primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract, which was partially offset by no MediKredit and FIHRST intangible asset amortization as the these intangible assets were fully amortized at the end of June 2013. The tables below present the acquisition-related intangible asset amortization that has been allocated to our operating segments:

Table 5	Three months ended September 30,
	2013	2012
	$’000	$ ’000
Amortization included in depreciation and amortization expense:	3,748	4,689
South African transaction-based activities	526	1,449
International transaction-based activities	3,149	3,152
Hardware, software and related technology sales	73	88

Table 6	Three months ended September 30,
	2013	2012
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	37,474	38,732
South African transaction-based activities	5,267	11,978
International transaction-based activities	31,490	26,037
Hardware, software and related technology sales	717	717

          Interest on surplus cash increased to $3.3 million (ZAR 33.2 million) from $3.1 million (ZAR 25.5 million), due primarily to higher average daily ZAR cash balances.

          In US dollars, interest expense decreased to $1.8 million (ZAR 17.5 million) from $2.1 million (ZAR 17.1 million) due to a lower average long-term debt balance.

          First quarter fiscal 2014 tax expense was $6.5 million (ZAR 64.9 million) compared to $3.7 million (ZAR 30.8 million) in fiscal 2013. Our effective tax rate for each of fiscal 2014 and 2013, was 36% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

          Results of operations by operating segment

          The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended September 30,
	2013	% of		2012	% of		%
Operating Segment	$’000	total		$ ’000	total		change
Consolidated revenue:
SA transaction-based activities	63,032	51%		61,364	55%		3%
International transaction-based activities	36,817	30%		31,649	28%		16%
Smart card accounts	11,329	9%		8,364	7%		35%
Financial services	2,427	2%		1,384	1%		75%
Hardware, software and related technology sales	9,889	8%		8,921	9%		11%
Total consolidated revenue	123,494	100%		111,682	100%		11%
Consolidated operating (loss) income:
SA transaction-based activities	13,282	81%		6,400	69%		108%
Operating income before amortization	13,808			7,850
Amortization of intangible assets	(526)			(1,450)
International transaction-based activities	2,051	13%		(171)	(2%	)	nm
Operating income before amortization	5,200			2,981
Amortization of intangible assets	(3,149)			(3,152)
Smart card accounts	3,228	20%		2,385	26%		35%
Financial services	56	-		1,097	12%		(95%	)
Hardware, software and related technology sales	2,948	18%		1,984	21%		49%
Operating income before amortization	3,021			2,071
Amortization of intangible assets	(73)			(87)
Corporate/eliminations	(5,165)	(32%	)	(2,370)	(26%	)	118%
Total consolidated operating income	16,400	100%		9,325	100%		76%

Table 8	In South African Rand (US GAAP)
	Three months ended September 30,
	2013			2012
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	630,326	51%		506,903	55%		24%
International transaction-based activities	368,174	30%		261,440	28%		41%
Smart card accounts	113,291	9%		69,092	7%		64%
Financial services	24,270	2%		11,433	1%		112%
Hardware, software and related technology sales	98,891	8%		73,692	9%		34%
Total consolidated revenue	1,234,952	100%		922,560	100%		34%
Consolidated operating (loss) income:
SA transaction-based activities	132,821	81%		52,868	69%		151%
Operating income before amortization	138,088			64,846
Amortization of intangible assets	(5,267)			(11,978)
International transaction-based activities	20,510	13%		(1,413)	(2%	)	nm
Operating income before amortization	52,000			24,624
Amortization of intangible assets	(31,490)			(26,037)
Smart card accounts	32,280	20%		19,702	26%		64%
Financial services	560	-		9,062	12%		(94%	)
Hardware, software and related technology sales	29,480	18%		16,389	21%		80%
Operating income before amortization	30,197			17,106
Amortization of intangible assets	(717)			(717)
Corporate/eliminations	(51,651)	(32%	)	(19,578)	(26%	)	164%
Total consolidated operating income	164,000	100%		77,030	100%		113%

               South African transaction-based activities

          In ZAR, the increases in segment revenue were primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System, incremental prepaid airtime sales driven by the rollout of our Umoya Manje product, and reflect the elimination of inter-company transactions.

          Our operating income margin for fiscal 2014 and 2013 was 21% and 10%, respectively, and has increased primarily due to the elimination of SASSA implementation costs in fiscal 2014.

               South African transaction processors:

          The table below presents the total volume and value processed during the first quarter of fiscal 2014 and 2013:

Table 9
Transaction	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
processor	2014	2013	2014	2013	2014	2013
CPS	28,325	28,373	2,698,278	3,143,773	26,983,054	25,969,448
EasyPay	99,145	102,420	2,657,667	2,710,615	26,576,938	22,391,310
MediKredit	2,593	2,624	201,595	171,478	2,015,966	1,416,508
FIHRST	5,628	5,987	2,058,717	2,373,540	20,587,371	19,606,861

          CPS volumes were flat year over year due to SASSA’s suspension of former grant recipient cardholders who had not presented themselves for enrollment during the first quarter of fiscal 2014. These grant recipient cardholders will have to apply for restoration of their grant and present themselves for enrollment should they want to reinstate their grants. Our pension and welfare operations continue to generate the majority of our revenues and operating income, before implementation costs, in this operating segment and overall.

               International transaction-based activities

          KSNET continues to contribute the majority of our revenues and operating income in this operating segment. Revenue increased primarily due to KSNET’s revenue growth during the first quarter of fiscal 2014 and was partially offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer in the third quarter of fiscal 2013. Operating income during the first quarter of fiscal 2014 was negatively impacted by the loss of this contract as well as ongoing losses related to our XeoHealth launch in the United States and at Net1 Virtual Card, as well as ongoing competition in the Korean marketplace, but was partially offset by increased revenue contributions from KSNET.

          Operating margin for the segment is lower than most of our South African transaction-based businesses. Operating income margin for the first quarter of fiscal 2014 and 2013 was 6% and (1%), respectively. Excluding amortization of intangibles, our operating margin for the first quarter of fiscal 2014 and 2013 was 14% and 9%, respectively.

               Smart card accounts

          In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of the new SASSA contract. Operating income margin from providing smart card accounts for the first quarter of fiscal 2014 and 2013 was 28% and 29%, respectively.

          In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 9.4 million smart card-based accounts were active at September 30, 2013 compared to approximately 5.8 million active accounts as at September 30, 2012.

               Financial services

          UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Our current UEPS-based lending portfolio comprises loans made to qualifying old age grant recipients in all of the provinces where we distribute social welfare grants. Revenue increased primarily due to the substantial increase in the number of loans granted as we rolled out our product nationally. Operating income decreased primarily as a result of related start-up expenses and the re-allocation of UEPS-based lending corporate and administration overhead expenses. Smart Life did not contribute to operating income in the first quarter of fiscal 2014 as it is currently unable to issue new insurance policies as a result of the suspension of its license by the Financial Services Board in fiscal 2013.

          First quarter of fiscal 2014 includes the re-allocation of UEPS-based lending corporate administration and overhead expenses to this segment from the South African transaction-based activities segment. We were not able to accurately quantify these expenses for last year and therefore did not allocate such costs to this segment during the first quarter of fiscal 2013.

          Operating income margin for the financial services segment decreased to 2% from 79%, primarily as a result of the roll-out expenditures and corporate overhead expense re-allocation described above.

               Hardware, software and related technology sales

          In ZAR, the increase in revenue and operating income resulted from more ad hoc terminal and smart card sales. We continue to expect significant quarter over quarter fluctuations in revenue, operating income and operating margin due to the ad hoc nature of orders in this operating segment.

               Corporate/eliminations

          The increase in our corporate expenses resulted primarily from legal fees we incurred in connection with the DOJ and SEC investigations and other corporate head office-related expenses.

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

Liquidity and Capital Resources

          At September 30, 2013, our cash balances were $47.7 million, which comprised mainly ZAR-denominated balances of ZAR 75.6 million ($7.5 million), KRW-denominated balances of KRW 33.5 billion ($30.9 million) and US dollar-denominated balances of $6.8 million and other currency deposits, primarily euro, of $2.5 million. The decrease in our cash balances from June 30, 2013, was primarily due to the expansion of our UEPS-based lending business, offset by cash generated from operations.

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

          As of September 30, 2013, we have a South African short-term credit facility of approximately ZAR 250 million ($24.7 million) of which approximately ZAR 130 million ($ 13.0 million) has been utilized to support cross-guarantees issued to Nedbank Limited for guarantees issued by Nedbank to various third parties on our behalf.

          As of September 30, 2013, we had outstanding long-term debt of KRW 92.4 billion (approximately $85.4 million translated at exchange rates applicable as of September 30, 2013) under credit facilities with a group of Korean banks. We refinanced this debt on October 28, 2013 with a new KRW 85.0 billion five-year senior secured term loan and revolving credit facility. The loans bear interest at the Korean CD rate in effect from time to time (2.66% as of September 30, 2013) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. Scheduled repayments of the term loans and loan under the revolving credit facility are as follows: October 2014 (KRW 15 billion), April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to note 9 to the unaudited condensed consolidated financial statements for more information about the terms of our new facility.

          Cash flows from operating activities

          Net cash utilized in operating activities for the first quarter of fiscal 2014 was $1.7 million (ZAR 16.8 million) compared to cash generated from operating activities of $25.7 million (ZAR 212.5 million) for the first quarter of fiscal 2013. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our UEPS-based lending book and the timing of prefunding related to the October 2013 payment cycle, offset by improved cash generated from operating activities and the elimination of implementation costs related to our SASSA contract in fiscal 2014.

          There were no significant tax payments during the first quarter of fiscal 2014 and 2013, respectively.

          Taxes paid during the first quarter of fiscal 2014 and 2013 were as follows:

Table 10	Three months ended September 30,
	2013	2012	2013	2012
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation refunds received	-	(55)	-	(464)
Total South African taxes refunded	-	(55)	-	(464)
Foreign taxes paid: primarily Korea	498	397	4,984	3,279
Total tax paid	498	342	4,984	2,815

          We expect to pay our second provisional payments in South Africa related to our 2014 tax year in the second quarter of fiscal 2014.

          Cash flows from investing activities

          Cash used in investing activities for the first quarter of fiscal 2014 includes capital expenditure of $5.6 million (ZAR 56.2 million), primarily for the acquisition of payment processing terminals in Korea.

          Cash used in investing activities for the first quarter of fiscal 2013 includes capital expenditure of $6.5 million (ZAR 53.7 million), primarily for payment vehicles and related equipment for our new SASSA contract and acquisition of payment processing terminals in Korea. During that quarter, we also paid $1.9 million (ZAR 16.2 million) for Pbel.

          Cash flows from financing activities

          There were no cash flows from financing activities during the first quarter of fiscal 2014. During the first quarter of fiscal 2013, we received $0.2 million from the exercise of stock options.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Capital Expenditures

          We expect capital spending for the second quarter of fiscal 2014 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea.

          Our historical capital expenditures for the first quarter of fiscal 2014 and 2013 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of September 30, 2013, of $0.4 million related mainly to computer equipment. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

          The following table sets forth our contractual obligations as of September 30, 2013:

Table 11	Payments due by Period, as of September 30, 2013 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	92,997	20,102	72,895	-	-
Operating lease obligations	8,932	3,854	4,216	862	-
Purchase obligations	2,869	2,869	-	-	-
Capital commitments	398	398	-	-	-
Other long-term obligations (B)(C)	21,499	-	-	-	21,499
Total	126,695	27,223	77,111	862	21,499

(A)

– Includes $85.4 million of long-term debt and interest payable at the rate applicable on September 30, 2013, under our Korean debt facility, which we refinanced in October 2013. See “—Liquidity and capital resources.”

(B)	– Includes policy holder liabilities of $20.2 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $13.0 million issued as of September 30, 2013, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          In addition to the tables below, see note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

          The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2013, as a result of a change in the Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the Korean CD rate as of September 30, 2013, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2013
Table 12				Estimated
annual
expected
interest charge
after
	Annual			hypothetical
	expected	Hypothetical		change in
	interest	change in		Korean CD
	charge	Korean CD		rate
	($ ’000)	rate		($ ’000)
Interest on Korean long-term debt	5,772	1%		6,626
		(1%	)	4,918

           The following table summarizes our exchange-traded equity securities with equity price risk as of September 30, 2013. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of September 30, 2013, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of September 30, 2013
Table 13
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	8,019	10%		8,821	0.22%
		(10%	)	7,217	(0.22%	)

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          AllPay Challenge to Tender Award

          On September 10, 2013, the South African Constitutional Court heard oral arguments on the appeal by AllPay against the ruling by the South African Supreme Court of Appeal upholding the award of the SASSA tender to us. The Constitutional Court has reserved judgment. We cannot predict when or how it will rule on the matter.

Item 1A. Risk Factors

          See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

          We have signed a non-binding letter of intent for a proposed BEE Transaction. If we do not complete the transaction, our business and stock price may suffer.

          On November 6, 2013, we signed a non-binding letter of intent to issue 4,400,000 shares of our common stock at a price of ZAR 88.50 per share to a consortium of investors pursuant to a new BEE transaction. The letter of intent provides, among other things, that one of our South African subsidiaries would extend a five-year loan to the BEE consortium to provide it with the funds to pay the purchase price of the shares, with the shares serving as collateral security for repayment of the loan. Completion of the transaction, is subject to the conclusion of definitive agreements which will include certain conditions to the issuance of the shares, including obtaining the relevant regulatory approvals. We cannot assure you that we will be able to complete the proposed transaction on the proposed terms, if at all.

          The proposed BEE transaction is part of our ongoing efforts to strengthen the development of our business plan, and is in compliance with South African regulation and business practice. We expect that completion of the proposed transaction will help us achieve applicable BEE objectives. However, if we are unable to complete the transaction as proposed, we would not achieve these expected benefits and our business could be adversely impacted. In addition, we are lending the BEE consortium the purchase price for the shares and are relying in part on the future appreciation of our stock price to enable the BEE consortium to repay the loan. We also cannot predict how the announcement of the letter of intent, or the completion or non-completion of the transaction on the contemplated terms, will affect the trading price of our common stock.

Item 6. Exhibits

          The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.24	KRW 85,000,000,000 Senior Facilities Agreement dated October 28, 2013, between Net 1 Applied Technologies Korea, as borrower, Hana Bank, as agent and security agent, financial institutions listed therein as original lenders and Hana Daetoo Securities Co., Ltd., as mandated lead arranger.		8-K	10.24	October 31, 2013
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2013.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director