Form 10-Q
period 2013-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2014-02-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ To ________

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

As of February 6, 2014 (the latest practicable date), 45,773,342 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2013	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2013 and 2012	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2013 and 2012	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the Six Months Ended December 31, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2013 and 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 5.	Other information	43
Item 6.	Exhibits	43
Signatures		44
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2013	2013
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,362	$53,665
Pre-funded social welfare grants receivable (Note 2)	7,971	2,934
Accounts receivable, net of allowances of – December: $1,326; June: $4,701	125,062	102,614
Finance loans receivable, net of allowances of – December: $1,813; June: $-	42,847	8,350
Inventory (Note 3)	13,537	12,222
Deferred income taxes	5,001	4,938
Total current assets before settlement assets	216,780	184,723
Settlement assets (Note 4)	466,599	752,476
Total current assets	683,379	937,199
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of –
December: $87,536; June: $84,808	47,619	48,301
EQUITY-ACCOUNTED INVESTMENTS	1,290	1,183
GOODWILL (Note 6)	181,111	175,806
INTANGIBLE ASSETS, net (Note 6)	73,874	77,257
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 7)	34,271	36,576
TOTAL ASSETS	1,021,544	1,276,322
LIABILITIES
CURRENT LIABILITIES
Bank overdraft (Note 8)	24,256	-
Accounts payable	13,689	26,567
Other payables	34,386	33,808
Current portion of long-term borrowings (Note 9)	14,108	14,209
Income taxes payable	3,479	2,275
Total current liabilities before settlement obligations	89,918	76,859
Settlement obligations (Note 4)	466,599	752,476
Total current liabilities	556,517	829,335
DEFERRED INCOME TAXES	18,261	18,727
LONG-TERM BORROWINGS (Note 9)	57,452	66,632
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	20,131	21,659
TOTAL LIABILITIES	652,361	936,353
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - December: 45,773,342; June: 45,592,550	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: December: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	164,060	160,670
TREASURY SHARES, AT COST: December: 13,455,090; June: 13,455,090	(175,823)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(96,103)	(100,858)
RETAINED EARNINGS	476,963	452,618
TOTAL NET1 EQUITY	369,156	336,666
NON-CONTROLLING INTEREST	27	3,303
TOTAL EQUITY	369,183	339,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,021,544	$1,276,322

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

     NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$137,283	$111,442	$260,777	$223,124

EXPENSE
Cost of goods sold, IT processing, servicing
and support	67,883	47,227	124,442	92,328
Selling, general and administration	40,824	48,756	81,330	96,008
Depreciation and amortization	9,774	10,487	19,803	20,491

OPERATING INCOME	18,802	4,972	35,202	14,297

INTEREST INCOME	3,236	2,589	6,555	5,680

INTEREST EXPENSE	2,226	2,023	3,978	4,094

INCOME BEFORE INCOME TAXES	19,812	5,538	37,779	15,883

INCOME TAX EXPENSE (Note 16)	7,099	2,971	13,584	6,700

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	12,713	2,567	24,195	9,183

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	47	54	150	182

NET INCOME	12,760	2,621	24,345	9,365

LESS (ADD) NET INCOME (LOSS)

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	11	(8)	-	(8)

NET INCOME ATTRIBUTABLE TO NET1	$12,749	$2,629	$24,345	$9,373

Net income per share, in United States dollars (Note 13)
Basic earnings attributable to Net1 shareholders	$0.28	$0.06	$0.53	$0.21
Diluted earnings attributable to Net1 shareholders	$0.28	$0.06	$0.53	$0.21

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Net income	$12,760	$2,621	$24,345	$9,365

Other comprehensive (loss) income
Net unrealized income (loss) on asset available for sale, net of tax	216	258	(39)	258
Movement in foreign currency translation reserve	(2,597)	5,927	4,972	10,182
Total other comprehensive (loss) income, net of taxes	(2,381)	6,185	4,933	10,440

Comprehensive income	10,379	8,806	29,278	19,805
(Less) Add comprehensive (income)
loss attributable to non-controlling interest	(11)	8	-	8
Comprehensive income attributable to Net1	$10,368	$8,814	$29,278	$19,813

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969

Restricted stock granted	187,963				187,963				-		-

Stock-based compensation charge						1,904			1,904		1,904

Reversal of stock-based compensation charge	(7,171)				(7,171)	(6)			(6)		(6)

Income tax benefit from vested stock awards						6			6		6

Acquisition of KSNET non-controlling interest (Note 10)						1,486		(178)	1,308	(3,276)	(1,968)

Net income							24,345		24,345	-	24,345

Other comprehensive income								4,933	4,933	-	4,933

Balance – December 31, 2013	59,228,432	$59	(13,455,090)	$(175,823)	45,773,342	$164,060	$476,963	$(96,103)	$369,156	$27	$369,183

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$12,760	$2,621	$24,345	$9,365
Depreciation and amortization	9,774	10,487	19,803	20,491
Earnings from equity-accounted investments	(47)	(54)	(150)	(182)
Fair value adjustments	72	1,000	(61)	707
Interest payable	694	1,117	1,666	2,309
Profit on disposal of property, plant and equipment	(15)	(86)	(16)	(86)
Stock-based compensation charge	968	1,117	1,898	2,233
Facility fee amortized	509	76	578	164
(Increase) Decrease in accounts receivable, pre-
funded social welfare grants receivable and finance
loans receivable	(37,977)	(5,061)	(61,078)	831
Increase in inventory	(2,853)	(6,250)	(1,842)	(7,209)
Decrease in accounts payable and other payables	(4,883)	(4,939)	(13,551)	(6,288)
(Decrease) increase in taxes payable	(5,559)	(6,032)	1,362	(594)
Decrease in deferred taxes	(691)	(916)	(1,878)	(2,932)
Net cash (used in ) provided by operating activities	(27,248)	(6,920)	(28,924)	18,809
Cash flows from investing activities
Capital expenditures	(6,845)	(5,597)	(12,461)	(12,050)
Proceeds from disposal of property, plant and
equipment	1,953	251	2,001	356
Acquisitions, net of cash acquired (Note 2)	-	(230)	-	(2,143)
Repayment of loan by equity-accounted investment	-	-	-	3
Proceeds from maturity of investments related to
insurance business	-	-	-	545
Other investing activities	-	-	(1)	-
Net change in settlement assets	204,730	(72,835)	256,503	(12,056)
Net cash provided by (used in) investing activities	199,838	(78,411)	246,042	(25,345)
Cash flows from financing activities
Long-term borrowings obtained (Note 9)	71,605	-	71,605	-
Repayment of long-term borrowings (Note 9)	(87,008)	(7,307)	(87,008)	(7,307)
Payment of facility fee (Note 9)	(872)	-	(872)	-
Proceeds from bank overdraft	24,580	-	24,580	-
Acquisition of interests in KSNET (Note 10)	(1,968)	-	(1,968)	-
Proceeds from issue of common stock	-	-	-	240
Net change in settlement obligations	(204,730)	72,835	(256,503)	12,056
Net cash (used in) provided by financing activities	(198,393)	65,528	(250,166)	4,989
Effect of exchange rate changes on cash	495	375	1,745	540
Net decrease in cash and cash equivalents	(25,308)	(19,428)	(31,303)	(1,007)
Cash and cash equivalents – beginning of period	47,670	57,544	53,665	39,123
Cash and cash equivalents – end of period	$22,362	$38,116	$22,362	$38,116

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2013 and 2012
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2013 and 2012, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     The Company has updated its accounting policy for the allowance for doubtful finance loans receivable as a result of the increase in its UEPS-based lending book which is included in finance loans receivable in its unaudited condensed consolidated balance sheet. The Company does not believe that an allowance for doubtful finance loans receivable is required for finance loans receivable as of June 30, 2013, because this was an established book and has been recovered. However, the profile of the loan book has changed due to the expansion of the UEPS-based lending book during the six months ended December 31, 2013, and accordingly an allowance for doubtful finance loans receivable is deemed required by the Company.

     Loan provisions and allowance for doubtful accounts receivable

          UEPS-based lending

     The Company’s policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management’s estimate of the recoverability of finance loans receivable. The Company writes off UEPS-based loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

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

     Recent accounting pronouncements not yet adopted as of December 31, 2013

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

2. Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2014 payment service commenced on January 1, 2014, but the Company pre-funded certain merchants participating in the merchant acquiring system during the last two days of December 2013.

3. Inventory

     The Company’s inventory comprised the following categories as of December 31, 2013 and June 30, 2013.

	December 31,	June 30,
	2013	2013
Finished goods	$13,537	$12,222
	$13,537	$12,222

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

     The Company’s outstanding foreign exchange contracts are as follows: As of December 31, 2013

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

               UEPS-based microlending credit risk

     The Company is exposed to credit risk in its UEPS-based microlending activities, which provides unsecured short-term loans to qualifying customers. The Company manages this risk by performing an affordability test for each prospective customer and assigns a “creditworthiness score”, which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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

5. Fair value of financial instruments and equity-accounted investments (continued)

     Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”) (continued)

     The fair value of these securities as of December 31, 2013, represented approximately 1% of the Company’s total assets, including these securities.

     The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,769	$-	$-	$1,769
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,721	7,721
Other	-	139	-	139
Total assets at fair value	$1,769	$139	$7,721	$9,629

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

     Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three and six months ended December 31, 2013 and 2012, respectively. There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2013 and 2012, respectively.

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

5. Fair value of financial instruments and equity-accounted investments (continued)

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

6. Goodwill and intangible assets

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2013:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2013	$218,558	$(42,752)	$175,806
Foreign currency adjustment (1)	7,383	(2,078)	5,305
Balance as of December 31, 2013	$225,941	($44,830)	$181,111

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December 31,	June 30,
	2013	2013
SA transaction-based activities	$28,749	$30,525
International transaction-based activities	122,538	113,972
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	29,824	31,309
Total	$181,111	$175,806

Intangible assets

          Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2013 and June 30, 2013:

	As of December 31, 2013			As of June 30, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$95,000	$(35,332)	$59,668	$90,469	$(29,818)	$60,651
Software and unpatented technology	36,116	(25,531)	10,585	34,951	(22,151)	12,800
FTS patent	3,648	(3,648)	-	3,873	(3,873)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,721	(3,100)	3,621	6,611	(2,805)	3,806
Customer database	579	(579)	-	614	(614)	-
Total finite-lived intangible assets	$146,570	$(72,696)	$73,874	$141,024	$(63,767)	$77,257

     Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2013, was approximately $4.1 million and $7.8 million, respectively (three and six months ended December 31, 2012, was approximately $4.9 million and $9.6 million, respectively).

6. Goodwill and intangible assets (continued) Intangible assets (continued)

     Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates prevailing on December 31, 2013, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2014	$15,793
2015	15,742
2016	11,361
2017	9,023
2018	9,023
Thereafter	$20,823

7. Reinsurance assets and policy holder liabilities under insurance and investment contracts

     Reinsurance assets and policy holder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the six months ended December 31, 2013:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2013	$19,557	$(19,711)
Foreign currency adjustment (3)	(1,138)	1,147
Balance as of December 31, 2013	$18,419	$(18,564)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

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

     Assets and policy holder liabilities under investment contracts

     Summarized below is the movement in assets and policy holder liabilities under investment contracts during the six months ended December 31, 2013:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2013	$953	$(953)
Foreign currency adjustment (3)	(56)	56
Balance as of December 31, 2013	$897	$(897)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

8. Short-term credit facility

     During December 2013, the Company increased its short-term South African credit facility with Nedbank Limited to ZAR 650 million ($61.9 million, translated at exchange rates applicable as of December 31, 2013) through March 31, 2014. The short-term facility comprises an overdraft facility of up to ZAR 500 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. The overdraft facility of ZAR 500 million will revert to ZAR 250 million on March 31, 2014. As of December 31, 2013, the interest rate on the overdraft facility was 7.35% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a wholly owned South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations. As of December 31, 2013, the Company had utilized ZAR 254.8 million ($24.3 million, translated at exchange rates applicable as of December 31, 2013) of the overdraft facility and ZAR 132.0 million ($12.6 million, translated at exchange rates applicable as of December 31, 2013) of this facility to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (Refer to Note 17). As of June 30, 2013, the Company had utilized none of this facility.

9. Long-term borrowings

     In October 2013, the Company refinanced its existing long-term Korean credit facility and signed a new five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of Korean banks. The Facilities Agreement provides for three separate facilities to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”): a Facility A loan of up to KRW 60.0 billion ($56.4 million), a Facility B loan of up to KRW 15 billion ($14.1 million) and a Facility C revolving credit facility of up to KRW 10.0 billion ($9.4 million) (all facilities denominated in KRW and translated at exchange rates applicable as of December 31, 2013).

     The Facility A and B loans were fully drawn on October 29, 2013, and used to repay KRW 75.0 billion ($70.6 million) of the KRW 92.4 billion ($87.0 million) loan outstanding under the existing facility. The remaining outstanding KRW 17.4 billion ($16.4 million) balance of that facility was paid from cash on hand on October 29, 2013. In addition, the Company drew KRW 1.1 billion ($1.0 million) of the revolving credit facility on October 29, 2013, to pay fees and expenses related to the Facilities Agreement.

     Interest on the loans and revolving credit facility is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility; and a margin of 2.90% for the Facility B loan. The CD rate was 2.66% on December 31, 2013 and therefore the interest rate in effect as of December 31, 2013, for the Facility A loan and Facility C revolving credit facility was 5.76% and for the Facility B loan was 5.56%, respectively. The Company paid facilities fees of approximately KRW 0.9 billion on October 29, 2013 and amortized approximately $0.1 million during the three and six months ended December 31, 2013. A commitment fee of 0.3% is payable on any un-drawn and un-cancelled amount of the revolving credit facility. Total interest expense related to the new and refinanced facilities during the three and six months ended December 31, 2013 and 2012, was $1.8 million and $1.8 million; and $3.6 million and $3.6 million, respectively.

     The Facility A loan is repayable in three scheduled annual installments of KRW 10 billion each beginning 30 months after initial drawdown and one final installment of KRW 30 billion on the maturity date, namely October 29, 2018. The Facility B loan is repayable in full on October 29, 2014. The Facility C revolving credit facility is repayable in full on the maturity date. Prepayment of the revolving credit facility may be withdrawn at any time up to three and six months before the maturity date.

     The loans under the Facilities Agreement are secured by a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of the Company’s subsidiaries) of its entire equity interest in Net1 Korea. The Facilities Agreement contains customary covenants that require Net1 Korea to maintain agreed leverage and debt service coverage ratios and restricts Net1 Korea’s ability to make certain distributions with respect to its capital stock, prepay other debt, encumber its assets, incur additional indebtedness, or engage in certain business combinations. The loans under the Facilities Agreement are without recourse to, and the covenants and other agreements contained therein do not apply to, the Company or any of the Company’s subsidiaries (other than Net1 Korea).

     The Company’s refinanced KRW 92.4 billion Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2013. The Company has expensed the remaining prepaid facility fees related to the refinanced facility of approximately $0.4 million during the three and six months ended December 31, 2013. The third scheduled repayment related to this refinanced facility of $7.3 million was paid on October 29, 2012.

10. Capital structure

     The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity during the six months ended December 31, 2013 and 2012, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2013 and 2012, respectively:

	Six months ended
	December 31,
	2013	2012
	‘000	‘000
Number of shares, net of treasury:
Statement of changes in equity	45,773,342	45,600,471
Less: Non-vested equity shares that have not vested	(569,111)	(644,750)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	45,204,231	44,955,721

December 2013 Black Economic Empowerment transactions

     On December 10, 2013, the Company entered into definitive agreements relating to two Black Economic Empowerment (“BEE”) transactions. Pursuant to the Relationship Agreements dated December 10, 2013 between the Company and its BEE partners, the Company will sell an aggregate of 4,400,000 shares of its common stock (“BEE shares”) for a purchase price of ZAR 60.00 per share. Closing of these BEE transactions is subject to the satisfaction of certain conditions contained in the Relationship Agreements, including receipt of any required regulatory approvals (including approval of the South African Reserve Bank) and the finalization of ancillary agreements. Closing of one transaction is not contingent on the closing of the other transaction. As of December 31, 2013, the transactions had not been implemented because the agreed conditions had not been satisfied. As of January 31, 2014, the closing conditions had not yet been met and therefore the parties extended the date to satisfy all closing conditions to March 15, 2014.

     The ZAR 60.00 per share purchase price for the BEE shares, which will be contractually restricted as to resale as described below, will be paid in ZAR and represents 75% of the closing price of the Company’s common stock on the JSE on December 6, 2013, the date the Company completed final negotiation of the terms of these BEE transactions.

     The Relationship Agreements provide that the entire purchase price for the BEE shares will be financed through a five-year loan to be extended to each of the BEE partners by a South African subsidiary of the Company. The obligations of the BEE partners under the loans are several, and not joint. Each of the BEE partners will grant the lender a security interest in all the BEE shares being purchased by such BEE partner to secure the repayment of its loan. The principal amount of the loans being made by the subsidiary will be contributed by Net1 to the equity capital of the subsidiary. As a result of the making of the loans, the net cash position of the Company after the sale of the BEE shares will remain unchanged.

     The loans will bear interest at a rate equal to the Johannesburg Interbank Rate (550 basis points as of December 31, 2013) plus 300 basis points. Interest on the loans is payable semi-annually in arrears on January 1 and July 1 of each year. 10% of the outstanding principal amount of the loans will be payable on each of the first and second anniversaries of the date of issuance of the BEE shares, 15% of the outstanding principal amount of the loans will be payable on each of the third and fourth anniversaries of the date of issuance of the BEE shares and the remaining outstanding principal amount of the loans will be payable on the fifth anniversary of the date of issuance of the BEE shares. Further, the entire outstanding principal amount of the loans will be payable if the price of the Company’s common stock on the JSE equals or exceeds ZAR 120.00 per share at any time during term of the loans. Upon the occurrence of certain “trigger events” with respect to a BEE partner, the BEE shares held by that BEE partner may be repurchased by the Company or one of its designees. These trigger events include the following:

  failure by the BEE partner to pay any amount due on its loan (including interest) to the lender (in this case, the Company may repurchase only that number of shares which would raise sufficient funds to settle any amount due and unpaid);
  any other breach by the BEE partner (or in certain circumstances its shareholders) of any provision of the Relationship Agreement, including without limitation, its failure to maintain its BEE status;
  the Company’s common stock trades at or below ZAR 60.00 on the JSE or at or below the equivalent trading price on Nasdaq;
  the occurrence of certain insolvency events or liquidation proceedings affecting the BEE partner; or
  the BEE partner fails to satisfy any judgment or arbitration award granted or made against it within 7 days.

10. Capital structure (continued)

     December 2013 Black Economic Empowerment transactions (continued)

     If the trigger event involves a failure by a BEE partner to pay any amount due on its loan, then the repurchase price is the volume-weighted average price of the Company’s common stock on the Nasdaq for the period of 30 trading days prior to the trigger event, or 30-day VWAP. In the case of other trigger events, the repurchase price is the lower of the 30-day VWAP or ZAR 60.00 per share.

     The BEE shares will be contractually restricted as to resale for a period of five years from the date of issuance, with the exception of periodic sales which may be made to fund the repayment of principal and interest on the loans. In addition, the Company may call the BEE shares then owned by the BEE partners, either in exchange for a minority interest in CPS or for a cash payment equal to the 30-day VWAP. Further, after the fifth anniversary of the date of issuance of the BEE shares, the Company will have a right of first refusal on the shares owned by the BEE partners.

     The loans to the BEE partners do not provide that they are recourse only to the BEE shares. Nevertheless, the Company expects that the sole source of repayment of the loans will be proceeds from the sale of its shares by the BEE partners from time to time, in open market or in privately negotiated transactions.

          Acquisition of KSNET non-controlling interests

     The Company acquired substantially all of the issued share capital of KSNET, Inc. that it did not previously own for approximately $2.0 million in cash. After the acquisition of the additional shares, the Company now owns almost 100% of KSNET and intends to purchase the remaining shares it does not yet own. The Company believes that it will realize certain Korean tax efficiencies in the future if it is able to acquire the remaining KSNET shares that it does not own. The transaction was accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the non-controlling interest was adjusted to reflect the change in ownership interest in KSNET. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $1.5 million, was recognized in equity attributable to Net1.

11. Accumulated other comprehensive (loss) income

     The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2013:

	Six months ended
	December 31, 2013
		Net
		unrealized
		income
		(loss) on
	Foreign	asset
	currency	available
	translation	for sale, net
	reserve	of tax	Total
	‘000	‘000	‘000
Balance as of June 30, 2013	$(101,188)	$330	$(100,858)
Movement in foreign currency translation reserve	4,794	-	4,794
Unrealized loss on asset available for sale, net of tax of $15	-	(39)	(39)
Balance as of December 31, 2013	$(96,394)	$291	$(96,103)

     There were no reclassification from accumulated other comprehensive loss to comprehensive (loss) income during the six months ended December 31, 2013 or 2012, respectively.

12. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the three and six months ended December 31, 2013 and 2012:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Outstanding – December 31, 2013	2,873,479	14.54	5.79	1,037

Outstanding – June 30, 2012	2,247,583	16.28	6.43	602
Granted under Plan: August 2012	431,000	8.75	10.00	1,249	2.90
Exercised	(30,000)	7.98		24
Outstanding – December 31, 2012	2,648,583	15.15	6.74	978

     The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in August 2013 and 2012, respectively. The table below presents the range of assumptions used to value options granted during the three and six months ended December 31, 2013 and 2012:

	Three and six months ended
	December 31,
	2013	2012
Expected volatility	50%	49%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	0.9%	0.3%

     The following table presents stock options vesting and expecting to vest as of December 31, 2013:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – December 31, 2013	2,873,479	14.54	5.79	1,037

     These options have an exercise price range of $6.59 to $24.46.

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Options (continued)

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable	2,144,917	16.51	4.97	566

     During each of the three months ended December 31, 2013 and 2012, respectively, 159,666 stock options became exercisable. During the six months ended December 31, 2013 and 2012, respectively, 358,333 and 244,666 stock options became exercisable. Included in the 244,666 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting, in August 2012, prior to the resignation of a non-employee director. During the six months ended December 31, 2012, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the three and six months ended December 31, 2013 or during the three months ended December 31, 2012. The Company issues new shares to satisfy stock option exercises.

          Restricted stock

     The following table summarizes restricted stock activity for the three and six months ended December 31, 2013 and 2012:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Forfeitures – October 2013	(7,171)	161
Non-vested – December 31, 2013	569,111	5,572

Non-vested – June 30, 2012	646,617	7,061
Granted – August 2012	21,569	189
Vested – August 2012	(23,436)	216
Non-vested – December 31, 2012	644,750	7,021

     No restricted stock vested during the three months ended December 31, 2013 and 2012, respectively. The fair value of restricted stock vesting during the six months ended December 31, 2013 and 2012, respectively, was $0.2 million and $0.2 million. A non-employee director resigned during the three months ended December 31, 2013, and forfeited 7,171 shares of restricted stock. Included in the 23,436 shares of restricted stock that vested in August 2012 are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director.

     The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

12. Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock compensation charge of $1.0 million and $1.1 million for the three months ended December 31, 2013 and 2012, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended December 31, 2013
Stock-based compensation charge	$974	-	$974
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – three months ended December 31, 2013 .	$968	$-	$968

Three months ended December 31, 2012
Stock-based compensation charge	$1,117	$-	$1,117
Total – three months ended December 31, 2012 .	$1,117	$-	$1,117

     The Company has recorded a stock compensation charge of $1.9 million and $2.2 million for the six months ended December 31, 2013 and 2012, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Six months ended December 31, 2013
Stock-based compensation charge	$1,904	$-	$1,904
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – six months ended December 31, 2013	$1,898	$-	$1,898

Six months ended December 31, 2012
Stock-based compensation charge	$2,233	$-	$2,233
Total – six months ended December 31, 2012	$2,233	$-	$2,233

     The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of December 31, 2013, the total unrecognized compensation cost related to stock options was approximately $1.3 million, which the Company expects to recognize over approximately three years. As of December 31, 2013, the total unrecognized compensation cost related to restricted stock awards was approximately $3.6 million, which the Company expects to recognize over approximately two years.

     As of each of December 31, 2013 and June 30, 2013, respectively, the Company has recorded a deferred tax asset of approximately $1.4 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13. Earnings per share

     Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2013 and 2012, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

13. Earnings per share (continued)

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

     The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands except percent		(in thousands except percent
	and		and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$12,749	$2,629	$24,345	$9,373
Undistributed earnings	12,749	2,629	24,345	9,373
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%	99%
Numerator for earnings per share: basic and diluted	$12,594	$2,597	$24,075	$9,256

Denominator:
Denominator for basic earnings per share:
weighted-average common shares outstanding	45,221	44,989	45,218	44,981
Effect of dilutive securities:
Performance shares related to acquisition	-	-	-	-
Stock options	156	26	113	37
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	45,377	45,015	45,331	45,018

Earnings per share:
Basic	$0.28	$0.06	$0.53	$0.21
Diluted	$0.28	$0.06	$0.53	$0.21

(Calculation 1)
Basic weighted-average common shares outstanding (A)	45,221	44,989	45,218	44,981
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	45,776	45,550	45,725	45,550
Percent allocated to common shareholders (A) / (B)	99%	99%	99%	99%

     Options to purchase 1,530,863 shares of the Company’s common stock at prices ranging from $13.14 to $24.46 per share were outstanding during the three and six months ended December 31, 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through August 21, 2023, were still outstanding as of December 31, 2013.

14. Supplemental cash flow information

     The following table presents the supplemental cash flow disclosures for the three and six months ended December 31, 2013 and 2012:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Cash received from interest	$3,223	$2,584	$6,464	$5,709
Cash paid for interest	$2,027	$2,053	$3,666	$4,053
Cash paid for income taxes	$14,029	$10,137	$14,527	$10,479

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

     The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues from external customers
SA transaction-based activities	$72,237	$60,764	$135,269	$122,128
International transaction-based activities	37,288	33,113	74,105	64,762
Smart card accounts	11,237	8,219	22,566	16,583
Financial services	6,199	1,448	8,626	2,832
Hardware, software and related technology sales	10,322	7,898	20,211	16,819
Total	137,283	111,442	260,777	223,124
Inter-company revenues
SA transaction-based activities	2,957	3,885	5,232	7,868
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	273	401	525	787
Hardware, software and related technology sales	349	379	519	587
Total	3,579	4,665	6,276	9,242
Operating income (loss)
SA transaction-based activities	13,398	1,933	26,680	8,333
International transaction-based activities	1,365	202	3,416	31
Smart card accounts	3,203	2,342	6,431	4,727
Financial services	1,727	1,048	1,783	2,145
Hardware, software and related technology sales	1,592	795	4,540	2,779
Subtotal: Operating segments	21,285	6,320	42,850	18,015
Corporate/Eliminations	(2,483)	(1,348)	(7,648)	(3,718)
Total	18,802	4,972	35,202	14,297
Interest income
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Subtotal: Operating segments	-	-	-	-
Corporate/Eliminations	3,236	2,589	6,555	5,680
Total	$3,236	$2,589	$6,555	$5,680

15. Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Interest expense
SA transaction-based activities	$20	$202	$43	$345
International transaction-based activities	-	-	44	-
Smart card accounts	-	-	-	-
Financial services	338	-	389	-
Hardware, software and related technology sales	198	56	359	126
Subtotal: Operating segments	556	258	835	471
Corporate/Eliminations	1,670	1,765	3,143	3,623
Total	2,226	2,023	3,978	4,094
Depreciation and amortization
SA transaction-based activities	2,485	3,289	4,932	6,430
International transaction-based activities	7,064	7,025	14,470	13,704
Smart card accounts	-	-	-	-
Financial services	116	97	233	184
Hardware, software and related technology sales	109	76	168	173
Subtotal: Operating segments	9,774	10,487	19,803	20,491
Corporate/Eliminations	-	-	-	-
Total	9,774	10,487	19,803	20,491
Income taxation expense (benefit)
SA transaction-based activities	3,746	483	7,458	2,236
International transaction-based activities	487	(147)	644	(580)
Smart card accounts	896	655	1,799	1,323
Financial services	393	298	403	610
Hardware, software and related technology sales	309	192	1,002	630
Subtotal: Operating segments	5,831	1,481	11,306	4,219
Corporate/Eliminations	1,268	1,490	2,278	2,481
Total	7,099	2,971	13,584	6,700
Net income (loss)
SA transaction-based activities	9,632	1,247	19,179	5,751
International transaction-based activities	1,049	492	2,986	835
Smart card accounts	2,307	1,686	4,631	3,402
Financial services	1,011	769	1,038	1,570
Hardware, software and related technology sales	1,088	552	3,183	2,029
Subtotal: Operating segments	15,087	4,746	31,017	13,587
Corporate/Eliminations	(2,338)	(2,117)	(6,672)	(4,214)
Total	12,749	2,629	24,345	9,373
Expenditures for long-lived assets
SA transaction-based activities	1,743	1,375	2,299	4,969
International transaction-based activities	4,682	4,067	9,513	6,770
Smart card accounts	-	-	-	-
Financial services	(14)	127	186	272
Hardware, software and related technology sales	434	28	463	39
Subtotal: Operating segments	6,845	5,597	12,461	12,050
Corporate/Eliminations	-	-	-	-
Total	$6,845	$5,597	$12,461	$12,050

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

     For the three and six months ended December 31, 2013, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2013, was 35.8% and 35.9%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges). The Company’s effective tax rate for the three and six months ended December 31, 2012, was 53.6% and 42.2%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes.

     Uncertain tax positions

     There were no changes during the three and six months ended December 31, 2013. As of December 31, 2013, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

     The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     The Company files income tax returns mainly in South Africa, Korea, Austria, Botswana, the Russian Federation and in the US federal jurisdiction. As of December 31, 2013, the Company is no longer subject to any new income tax examination by the South African Revenue Service for years before June 30, 2009. In 2011, the Korea National Tax Service had completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, cash flows, or results of operations.

17. Commitments and contingencies

     Guarantees

     The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

     Nedbank has issued guarantees to these third parties amounting to ZAR 132.0 million ($12.6 million, translated at exchange rates applicable as of December 31, 2013) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for the same amount. The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

     The Company has not recognized any obligation related to these counter-guarantees in its unaudited condensed consolidated balance sheet as of December 31, 2013. The maximum potential amount that the Company could pay under these guarantees is ZAR 132.0 million ($12.6 million, translated at exchange rates applicable as of December 31, 2013). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in note 8.

     Contingencies

          Securities Litigation

     On December 24, 2013, Net1, its chief executive officer and its chief financial officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York alleging violations of the federal securities laws.

17. Commitments and contingencies (continued)

     Contingencies (continued)

          Securities Litigation (continued)

     The lawsuit alleges that Net1 made materially false and misleading statements regarding its business and compliance policies in its SEC filings and other public disclosures. The lawsuit was brought on behalf of a purported shareholder of Net1 and all other similarly situated shareholders who purchased its securities between August 27, 2009 and November 27, 2013. The lawsuit seeks unspecified damages. The Company believes this lawsuit has no merit and intends to defend it vigorously.

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

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2013 and Item 1A—“Risk Factors” and elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

     AllPay Challenge to Tender Award

     On November 29, 2013, the South African Constitutional Court ruled that the tender process followed by SASSA in awarding a five-year social welfare grants distribution contract to us was constitutionally invalid. However, the Constitutional Court suspended its declaration of invalidity pending determination of a just and equitable remedy. The grant of a just and equitable remedy was reserved pending a further hearing, which has been set for February 11, 2014. As ordered by the Constitutional Court, the parties have submitted additional information on affidavit. See Part II, Item 1—“Legal Proceedings.”

     December 2013 Black Economic Empowerment, or BEE, transactions

     On December 10, 2013, we entered into definitive agreements relating to two BEE transactions. Refer to note 10 to our unaudited condensed consolidated financial statements for a full description of the BEE transactions.

     Growth in mobile value-added services

     Our Net1 Mobile Solutions business unit introduced a new suite of mobile value-added services, commencing with a prepaid airtime product called Umoya Manje during the first quarter of fiscal 2014. We continued to see adoption of this product increase in the second quarter of fiscal 2014. This product allows our customers in South Africa to electronically purchase prepaid airtime without having to visit a physical prepaid airtime vendor.

     Traditional prepaid airtime procurement is usually time consuming for the customer and results in them having to pay additional costs. Our product allows our customers, many of whom do not have their own means of transport or ready access to transport, to purchase prepaid airtime without having to travel. We also believe that our product is substantially cheaper than traditional prepaid airtime channels, which often require customers to pay a substantial premium to obtain airtime. At December 31, 2013, we had over 2.4 million registered users, effecting more than one million transactions per day during peak periods. In December 2013, Net1 Mobile Solutions launched other mobile value-added services, including prepaid electricity, and expects the adoption rates of these products to be similar to its prepaid airtime offering. We believe that these new products are also cheaper than existing offerings and will make a meaningful difference in the lives of users of these new products.

     Expansion of financial service offering

     During the second quarter of fiscal 2014, our Financial Services business unit continued the national rollout of our financial services offering in the six provinces in which we did not offer our product during fiscal 2013.

     Acquisition of KSNET non-controlling interests

     We acquired substantially all of the issued share capital of KSNET that we did not previously own for approximately $2.0 million in cash. Refer to note 10 to our unaudited condensed consolidated financial statements for a full description of the acquisition of KSNET non-controlling interests.

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

     During the first half of 2014, we created an allowance for doubtful finance loans receivable related to our financial services segment as a result of UEPS-based loans provided to our customers. Our policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management’s estimate of the recoverability of finance loans receivable. We write off UEPS-based loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

     This is a new allowance and management considered factors including the period of the UEPS-loan outstanding, creditworthiness of the customers and the past payment history and trends of its established UEPS-based lending book. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including on-going evaluation of the creditworthiness of each customer.

     Recent accounting pronouncements adopted

     Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our condensed consolidated financial statements.

     Recent accounting pronouncements not yet adopted as of December 31, 2013

     Refer to note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2013, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2013	2012	2013	2012	2013
ZAR : $ average exchange rate	10.1603	8.7029	10.0809	8.4836	8.8462
Highest ZAR : $ rate during period	10.5730	9.0047	10.5730	9.0047	10.3587
Lowest ZAR : $ rate during period	9.7143	8.1933	9.5436	8.0444	8.0444
Rate at end of period	10.5037	8.4875	10.5037	8.4875	9.8925

KRW : $ average exchange rate	1,065	1,095	1,089	1,116	1,112
Highest KRW : $ rate during period	1,077	1,116	1,152	1,156	1,162
Lowest KRW : $ rate during period	1,031	1,039	1,031	1,039	1,019
Rate at end of period	1,063	1,068	1,063	1,068	1,144

     Translation exchange rates for financial reporting purposes

     For financial reporting purposes we are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2013 and 2012, vary from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2013	2012	2013	2012	2013
Income and expense items: $1 = ZAR .	10.1592	8.7405	10.0809	8.4571	8.7105
Income and expense items: $1 = KRW	1,021	1,084	1,087	1,111	1,072
		-		-
Balance sheet items: $1 = ZAR	10.5037	8.4875	10.5037	8.4875	9.8925
Balance sheet items: $1 = KRW	1,063	1,068	1,063	1,068	1,144

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

     Three and six months ended December 31, 2012, includes SmartSwitch Botswana from December 1, 2012 and Pbel from September 1, 2012.

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

     Second quarter of fiscal 2014 compared to second quarter of fiscal 2013

     The following factors had an influence on our results of operations during the second quarter of fiscal 2014 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 16% against the ZAR during the second quarter of fiscal 2014 which negatively impacted our reported results;
  SASSA implementation complete: Our SASSA contract implementation is complete. We incurred implementation-related expenditure, including smart card costs, of approximately $21.0 million during the second quarter of fiscal 2013;
  Higher revenue resulting from an increase in low-margin prepaid airtime sales: Our revenue has increased as a result of the growth of our Umoya Manje prepaid airtime offering during the second quarter of fiscal 2014, which has lower margins compared with our other South African businesses;
  National rollout of our financial services offering: We continued the national rollout of our financial services offering during the second quarter of fiscal 2014, which resulted in higher revenue from UEPS-based lending. Profitability in the financial services segment however was lower due to rollout costs, including hiring and training of additional staff and infrastructure deployment as well as the creation of an allowance for doubtful finance loans receivable;
  Ad hoc hardware sales in fiscal 2014: We sold more terminals and cards during the second quarter of fiscal 2014 as a result of ad hoc orders received from our customers; and
  Higher DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $1.6 million during the second quarter of fiscal 2014 compared to $0.5 million during 2013.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended December 31,
	2013	2012	$ %
	$ ’000	$ ’000	change
Revenue	137,283	111,442	23%
Cost of goods sold, IT processing, servicing and support	67,883	47,227	44%
Selling, general and administration	40,824	48,756	(16%	)
Depreciation and amortization	9,774	10,487	(7%	)
Operating income	18,802	4,972	278%
Interest income	3,236	2,589	25%
Interest expense	2,226	2,023	10%
Income before income tax expense	19,812	5,538	258%
Income tax expense	7,099	2,971	139%
Net income before earnings from equity-accounted investments	12,713	2,567	395%
Earnings from equity-accounted investments	47	54	(13%	)
Net income	12,760	2,621	387%
Less (Add) net income (loss) attributable to non-controlling interest	11	(8)	nm
Net income attributable to us	12,749	2,629	385%

	In South African Rand
Table 4	(US GAAP)
	Three months ended December 31,
	2013	2012
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,394,685	974,058	43%
Cost of goods sold, IT processing, servicing and support	689,636	412,787	67%
Selling, general and administration	414,740	426,152	(3%	)
Depreciation and amortization	99,296	91,661	8%
Operating income	191,013	43,458	340%
Interest income	32,875	22,629	45%
Interest expense	22,614	17,682	28%
Income before income tax expense	201,274	48,405	316%
Income tax expense	72,120	25,968	178%
Net income before earnings from equity-accounted investments	129,154	22,437	476%
Earnings from equity-accounted investments	477	472	1%
Net income	129,631	22,909	466%
Less (Add) net income (loss) attributable to non-controlling interest	112	(70)	nm
Net income attributable to us	129,519	22,979	464%

     The increase in revenue was primarily due to a higher contribution from KSNET, more ad hoc terminal and card sales, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, higher prepaid airtime sales driven by the rollout of our Umoya Manje product, and an increase in the number of UEPS-loans made.

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

     Our selling, general and administration expense decreased due to the substantial elimination of SASSA contract implementation costs, which were offset by increases in goods and services purchased from third parties and increase in legal fees to approximately $1.6 million (ZAR 16.4 million) compared with $0.5 million (ZAR 4.9 million) in connection with the US government investigations.

     Our operating income margin for the second quarter of fiscal 2014 and 2013 was 14% and 4%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to the elimination of implementation costs in fiscal 2014.

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

	Three months ended
Table 5	December 31,
	2013	2012
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	4,107	4,861
South African transaction-based activities	518	1,465
International transaction-based activities	3,518	3,313
Hardware, software and related technology sales	71	83

	Three months ended
Table 6	December 31,
	2013	2012
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	41,719	42,485
South African transaction-based activities	5,262	12,811
International transaction-based activities	35,740	28,957
Hardware, software and related technology sales	717	717

     Interest on surplus cash increased to $3.2 million (ZAR 32.9 million) from $2.6 million (ZAR 22.6 million) due primarily to higher average daily ZAR cash balances.

     In US dollars, interest expense increased to $2.2 million (ZAR 22.6 million) from $2.0 million (ZAR 17.7 million) primarily due to the write-off of facilities fees related to the 2010 Korean debt financing, but partially offset by a lower average long-term debt balance.

     Second quarter fiscal 2014 tax expense was $7.1 million (ZAR 72.1 million) compared to $3.0 million (ZAR 26.0 million) in fiscal 2013. Our effective tax rate for fiscal 2014 was 35.8% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges). Our effective tax rate for the second quarter of fiscal 2013 was 53.6% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended December 31,
	2013	% of		2012	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Consolidated revenue:
SA transaction-based activities	72,237	53%		60,764	55%		19%
International transaction-based activities	37,288	27%		33,113	30%		13%
Smart card accounts	11,237	8%		8,219	7%		37%
Financial services	6,199	5%		1,448	1%		328%
Hardware, software and related technology sales	10,322	7%		7,898	7%		31%
Total consolidated revenue	137,283	100%		111,442	100%		23%
Consolidated operating (loss) income:
SA transaction-based activities	13,398	71%		1,933	39%		593%
Operating income before amortization	13,916			3,398
Amortization of intangible assets	(518)			(1,465)
International transaction-based activities	1,365	7%		202	4%		576%
Operating income before amortization	4,883			3,515
Amortization of intangible assets	(3,518)			(3,313)
Smart card accounts	3,203	17%		2,342	47%		37%
Financial services	1,727	9%		1,048	21%		65%
Hardware, software and related technology sales	1,592	8%		795	16%		100%
Operating income before amortization	1,663			878
Amortization of intangible assets	(71)			(83)
Corporate/eliminations	(2,483)	(12%	)	(1,348)	(27%	)	84%
Total consolidated operating income	18,802	100%		4,972	100%		278%

Table 8	In South African Rand (US GAAP)
	Three months ended December 31,
	2013			2012
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	733,870	53%		531,108	55%		38%
International transaction-based activities	378,816	27%		289,424	30%		31%
Smart card accounts	114,159	8%		71,838	7%		59%
Financial services	62,977	5%		12,656	1%		398%
Hardware, software and related technology sales	104,863	7%		69,032	7%		52%
Total consolidated revenue	1,394,685	100%		974,058	100%		43%
Consolidated operating (loss) income:
SA transaction-based activities	136,113	71%		16,895	39%		706%
Operating income before amortization	141,375			29,706
Amortization of intangible assets	(5,262)			(12,811)
International transaction-based activities	13,867	7%		1,766	4%		685%
Operating income before amortization	49,607			30,723
Amortization of intangible assets	(35,740)			(28,957)
Smart card accounts	32,540	17%		20,470	47%		59%
Financial services	17,545	9%		9,160	21%		92%
Hardware, software and related technology sales	16,173	8%		6,949	16%		133%
Operating income before amortization	16,890			7,666
Amortization of intangible assets	(717)			(717)
Corporate/eliminations	(25,225)	(12%	)	(11,782)	(27%	)	114%
Total consolidated operating income	191,013	100%		43,458	100%		340%

          South African transaction-based activities

     In ZAR, the increases in segment revenue were primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System, incremental prepaid airtime sales driven by the rollout of our Umoya Manje product, and reflect the elimination of inter-company transactions.

     Our operating income margin for fiscal 2014 and 2013 was 19% and 3%, respectively, and has increased primarily due to the elimination of SASSA implementation costs in fiscal 2014 and partially offset by the increase in low-margin prepaid airtime sales.

          South African transaction processors:

     The table below presents the total volume and value processed during the second quarter of fiscal 2014 and 2013:

Table 9

	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
Transaction processor	2014	2013	2014	2013	2014	2013
CPS	28,538	28,373	2,715,356	2,971,163	27,585,846	25,969,448
EasyPay	106,772	111,380	2,881,624	2,960,166	29,274,995	25,873,334
Net1 Mobile Solutions (A)	39,641	6,178	2,274,810	2,503,633	23,110,247	21,883,006
MediKredit	2,245	2,353	200,446	160,204	2,036,370	1,400,261

     (A) – during fiscal 2014 FIHRST was integrated into Net1 Mobile Solutions. Volumes and values for 2013 represent FIHRST only.

     CPS volumes were flat year over year due to SASSA’s suspension of former grant recipient cardholders who had not presented themselves for enrollment during the second quarter of fiscal 2014. These grant recipient cardholders will have to apply for restoration of their grant and present themselves for enrollment should they want to reinstate their grants. Our pension and welfare operations continue to generate the majority of our revenues and operating income in this operating segment and overall. EasyPay volumes have decreased due to fewer sales of prepaid airtime, but the decrease was partially offset by an increase in transaction switching and other value-added services. Net1 Mobile Solutions volumes and values have increased due to the launch of Umoya Manje in fiscal 2014.

          International transaction-based activities

     KSNET continues to contribute the majority of our revenues and operating income in this operating segment. Revenue increased primarily due to KSNET’s revenue growth during the second quarter of fiscal 2014 and was partially offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer in the third quarter of fiscal 2013. Operating income during the second quarter of fiscal 2014 was higher due to increase in revenue contribution from KSNET, but partially offset by the loss of the NUETS Iraqi contract as well as ongoing losses related to our XeoHealth launch in the United States and at Net1 Virtual Card, as well as ongoing competition in the Korean marketplace.

     Operating income margin for the segment is lower than for most of our South African transaction-based businesses. Operating income margin for the second quarter of fiscal 2014 and 2013 was 4% and 1%, respectively (excluding intangible amortization, 13% and 11%, respectively.)

          Smart card accounts

     In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of full implementation of the SASSA contract. Operating income margin from providing smart card accounts for the second quarter of fiscal 2014 and 2013 was 29% and 28%, respectively.

     In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 9.6 million smart card-based accounts were active at December 31, 2013 compared to approximately 6.2 million active accounts as at December 31, 2012.

          Financial services

     UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue and operating income increased primarily due to the increase in the number of loans granted as we rolled out our product nationally. The increase in operating income was partially offset by an increase in start-up expenses, establishment of the allowance for doubtful finance loans receivable and the re-allocation of UEPS-based lending corporate and administration overhead expenses to this segment. Smart Life did not contribute to operating income in the second quarter of fiscal 2014 as it is currently unable to issue new insurance policies as a result of the suspension of its license by the Financial Services Board, or FSB, in January 2013.

     Second quarter of fiscal 2014 includes the re-allocation of UEPS-based lending corporate administration and overhead expenses to this segment from the South African transaction-based activities segment. We were not able to accurately quantify these expenses for last year and therefore did not allocate such costs to this segment during the second quarter of fiscal 2013.

     Operating income margin for the financial services segment decreased to 28% from 72%, primarily as a result of the roll-out expenditures, allowance for doubtful finance loans receivable and corporate overhead expense re-allocation described above.

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

     First half of fiscal 2014 compared to first half of fiscal 2013

     The following factors had an influence on our results of operations during the first half of fiscal 2014 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 19% against the ZAR during the first half of fiscal 2014 which negatively impacted our reported results;
  SASSA implementation complete: We incurred implementation-related expenditure, including smart card costs, of approximately $36.8 million during the first half of fiscal 2013;
  Higher revenue resulting from an increase in low-margin prepaid airtime sales: Our revenue has increased as a result of the deployment of our Umoya Manje prepaid airtime offering during the first half of fiscal 2014, which has lower margins compared with our other South African businesses;
  National rollout of our financial services offering: The national rollout of our financial services offering resulted in higher revenue from UEPS-based lending. Profitability in the financial services segment however was lower due to rollout costs, including hiring and training of additional staff and infrastructure deployment as well as the creation of an allowance for doubtful finance loans receivable;
  Ad hoc hardware sales in fiscal 2014: We sold more terminals and cards during the first half of fiscal 2014 as a result of ad hoc orders received from our customers; and
  DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $3.8 million during the first half of fiscal 2014 compared with $0.5 million in 2013.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 10	(US GAAP)
	Six months ended December 31,
	2013	2012	$ %
	$ ’000	$ ’000	change
Revenue	260,777	223,124	17%
Cost of goods sold, IT processing, servicing and support	124,442	92,328	35%
Selling, general and administration	81,330	96,008	(15%	)
Depreciation and amortization	19,803	20,491	(3%	)
Operating income	35,202	14,297	146%
Interest income	6,555	5,680	15%
Interest expense	3,978	4,094	(3%	)
Income before income tax expense	37,779	15,883	138%
Income tax expense	13,584	6,700	103%
Net income before earnings from equity-accounted investments	24,195	9,183	163%
Earnings from equity-accounted investments	150	182	(18%	)
Net income	24,345	9,365	160%
Less (Add) net income (loss) attributable to non-controlling interest	-	(8)	nm
Net income attributable to us	24,345	9,373	160%

	In South African Rand
Table 11	(US GAAP)
	Six months ended December 31,
	2013	2012
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,628,867	1,886,983	39%
Cost of goods sold, IT processing, servicing and support	1,254,488	780,827	61%
Selling, general and administration	819,880	811,950	1%
Depreciation and amortization	199,633	173,295	15%
Operating income	354,866	120,911	193%
Interest income	66,080	48,036	38%
Interest expense	40,102	34,623	16%
Income before income tax expense	380,844	134,324	184%
Income tax expense	136,939	56,663	142%
Net income before earnings from equity-accounted investments	243,905	77,661	214%
Earnings from equity-accounted investments	1,512	1,539	(2%	)
Net income	245,417	79,200	210%
Less (Add) net income (loss) attributable to non-controlling interest	-	(68)	nm
Net income attributable to us	245,417	79,268	210%

     The increase in revenue was primarily due to a higher contribution from KSNET, more ad hoc terminal and card sales, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, higher prepaid airtime sales driven by the rollout of our Umoya Manje product, and an increase in the number of UEPS-loans made.

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

     In ZAR, our selling, general and administration expense increased due to increases in goods and services purchased from third parties and an increase in legal fees to approximately $3.8 million (ZAR 38.0 million) compared with $0.5 million (ZAR 4.9 million) in connection with the US government investigations, which were offset by the substantial elimination of SASSA contract implementation costs.

     Our operating income margin for the first half of fiscal 2014 and 2013, was 13% and 6%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to the substantial elimination of implementation costs in fiscal 2014.

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

	Six months ended
Table 12	December 31,
	2013	2012
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	7,795	9,568
South African transaction-based activities	1,044	2,931
International transaction-based activities	6,608	6,468
Hardware, software and related technology sales	143	169

	Six months ended
Table 13	December 31,
	2013	2012
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	78,569	80,919
South African transaction-based activities	10,519	24,783
International transaction-based activities	66,615	54,701
Hardware, software and related technology sales	1,435	1,435

     Interest on surplus cash increased to $6.6 million (ZAR 66.1 million) from $5.7 million (ZAR 48.0 million), due primarily to higher average daily ZAR cash balances.

     In US dollars, interest expense decreased to $4.0 million (ZAR 40.1 million) from $4.1 million (ZAR 34.6 million) due to a lower average long-term debt balance.

     First half fiscal 2014 tax expense was $13.6 million (ZAR 136.9 million) compared to $6.7 million (ZAR 56.7 million) in fiscal 2013. Our effective tax rate for fiscal 2014, was 35.9% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges). Our effective tax rate for the first half of fiscal 2013, was 42.2% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes.

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 14	In United States Dollars (US GAAP)
	Six months ended December 31,
	2013	% of		2012	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Consolidated revenue:
SA transaction-based activities	135,269	52%		122,128	55%		11%
International transaction-based activities	74,105	28%		64,762	29%		14%
Smart card accounts	22,566	9%		16,583	7%		36%
Financial services	8,626	3%		2,832	1%		205%
Hardware, software and related technology sales	20,211	8%		16,819	8%		20%
Total consolidated revenue	260,777	100%		223,124	100%		17%
Consolidated operating (loss) income:
SA transaction-based activities	26,680	76%		8,333	58%		220%
Operating income before amortization	27,724			11,264
Amortization of intangible assets	(1,044)			(2,931)
International transaction-based activities	3,416	10%		31	-		nm
Operating income before amortization	10,024			6,499
Amortization of intangible assets	(6,608)			(6,468)
Smart card accounts	6,431	18%		4,727	33%		36%
Financial services	1,783	5%		2,145	15%		(17%	)
Hardware, software and related technology sales	4,540	13%		2,779	19%		63%
Operating income before amortization	4,683			2,948
Amortization of intangible assets	(143)			(169)
Corporate/eliminations	(7,648)	(22%	)	(3,718)	(25%	)	106%
Total consolidated operating income	35,202	100%		14,297	100%		146%

Table 15	In South African Rand (US GAAP)
	Six months ended December 31,
	2013			2012
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	1,363,633	52%		1,032,849	55%		32%
International transaction-based activities	747,045	28%		547,699	29%		36%
Smart card accounts	227,486	9%		140,244	7%		62%
Financial services	86,958	3%		23,951	1%		263%
Hardware, software and related technology sales	203,745	8%		142,240	8%		43%
Total consolidated revenue	2,628,867	100%		1,886,983	100%		39%
Consolidated operating (loss) income:
SA transaction-based activities	268,958	76%		70,473	58%		282%
Operating income before amortization	279,477			95,256
Amortization of intangible assets	(10,519)			(24,783)
International transaction-based activities	34,436	10%		262	-		nm
Operating income before amortization	101,051			54,963
Amortization of intangible assets	(66,615)			(54,701)
Smart card accounts	64,830	18%		39,977	33%		62%
Financial services	17,974	5%		18,140	15%		(1%	)
Hardware, software and related technology sales	45,767	13%		23,502	19%		95%
Operating income before amortization	47,202			24,937
Amortization of intangible assets	(1,435)			(1,435)
Corporate/eliminations	(77,099)	(22%	)	(31,443)	(25%	)	145%
Total consolidated operating income	354,866	100%		120,911	100%		193%

          South African transaction-based activities

     In ZAR, the increases in segment revenue were primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System, incremental prepaid airtime sales driven by the rollout of our Umoya Manje product, and reflect the elimination of inter-company transactions.

     Our operating income margin for fiscal 2014 and 2013 was 20% and 7%, respectively, and has increased primarily due to the substantial elimination of SASSA implementation costs in fiscal 2014 and partially offset by the increase in low-margin prepaid airtime sales.

          South African transaction processors:

     The table below presents the total volume and value processed during the first half of fiscal 2014 and 2013:

Table 16
	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
Transaction processor	2014	2013	2014	2013	2014	2013
CPS	56,863	56,942	5,413,098	6,150,616	54,568,900	52,016,377
EasyPay	205,917	213,800	5,540,372	5,706,997	55,851,933	48,264,644
Net1 Mobile Solutions (A)	58,631	12,165	4,341,321	4,905,921	43,764,420	41,489,867
MediKredit	4,838	4,977	401,982	333,066	4,052,336	2,816,769

     (A) – during fiscal 2014 FIHRST was integrated into Net1 Mobile Solutions. Volumes and values for 2013 represent FIHRST only.

     CPS volumes were flat year over year due to SASSA’s suspension of former grant recipient cardholders who had not presented themselves for enrollment during the first half of fiscal 2014. EasyPay volumes have decreased due to fewer sales of prepaid airtime, but partially offset by an increase in transaction switching and other value-added services. Net1 Mobile Solutions volumes and values have increased due to the launch of Umoya Manje in fiscal 2014.

          International transaction-based activities

     Revenue increased primarily due to KSNET’s revenue growth during the first half of fiscal 2014 and was partially offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer in the third quarter of fiscal 2013. Operating income during the first half of fiscal 2014 was higher due to increase in revenue contribution from KSNET, but partially offset by the loss of the NUETS Iraqi contract as well as ongoing losses related to our XeoHealth launch in the United States and at Net1 Virtual Card, as well as ongoing competition in the Korean marketplace.

     Operating income margin for the first half of fiscal 2014 and 2013 was 5% and 0%, respectively (excluding intangible amortization, 14% and 10%, respectively.)

          Smart card accounts

     In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of full implementation of the SASSA contract. Operating income margin from providing smart card accounts for the first half of fiscal 2014 and 2013 was 28% and 29%, respectively.

     In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 9.6 million smart card-based accounts were active at December 31, 2013 compared to approximately 6.2 million active accounts as at December 31, 2012.

          Financial services

     Revenue increased primarily due to the increase in the number of loans granted as we rolled out our product nationally. Operating income decreased primarily as a result of related start-up expenses, establishment of the allowance for doubtful finance loans receivable and the re-allocation of UEPS-based lending corporate and administration overhead expenses to this segment. Smart Life did not contribute to operating income in the first half of fiscal 2014 due to the FSB suspension.

     First half of fiscal 2014 includes the re-allocation of UEPS-based lending corporate administration and overhead expenses to this segment from the South African transaction-based activities segment. We were not able to accurately quantify these expenses for last year and therefore did not allocate such costs to this segment during the first half of fiscal 2013.

     Operating income margin for the financial services segment decreased to 21% from 76%, primarily as a result of the roll-out expenditures, allowance for doubtful finance loans receivable and corporate overhead expense re-allocation described above.

          Hardware, software and related technology sales

     In ZAR, the increase in revenue and operating income resulted from more ad hoc terminal and smart card sales. We continue to expect significant quarter over quarter fluctuations in revenue, operating income and operating margin due to the ad hoc nature of orders in this operating segment.

          Corporate/eliminations

     The increase in our corporate expenses resulted primarily from legal fees we incurred in connection with the US government investigations and other corporate head office-related expenses.

     Our corporate expenses also include expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive salaries and bonuses; stock-based compensation; legal and audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

     At December 31, 2013, our cash balances were $22.4 million, which comprised mainly ZAR-denominated balances of ZAR 8.9 million ($0.9 million), KRW-denominated balances of KRW 16.4 billion ($15.5 million) and US dollar-denominated balances of $3.9 million and other currency deposits, primarily euro, of $2.1 million. The decrease in our cash balances from June 30, 2013, was primarily due to the expansion of our UEPS-based lending business, working capital changes, the repayment of a portion of our Korean debt and acquisition of substantially all of the remaining shares of KSNET that we did not already own.

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

     During December 2013, we increased our short-term South African credit facility with Nedbank Limited to ZAR 650 million ($61.9 million) through March 31, 2014. The short-term facility comprises of an overdraft facility of up to ZAR 500 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. The overdraft facility of ZAR 500 million will revert to ZAR 250 million on March 31, 2014. As of December 31, 2013, we have used ZAR 254.8 million ($24.3 million) of the overdraft facility to fund our working capital requirements and ZAR 132.0 million ($12.6 million) of the indirect and derivative facilities to support cross-guarantees issued to Nedbank for guarantees issued by Nedbank to various third parties on our behalf. Refer to note 8 to the unaudited condensed consolidated financial statements for more information about the terms of our new short-term South African facility.

     As of December 31, 2013, we had outstanding long-term debt of KRW 71.6 billion (approximately $67.3 million translated at exchange rates applicable as of December 31, 2013) under credit facilities with a group of Korean banks. In October 2013, we refinanced our Korean long-term debt facility with a new KRW 85.0 billion five-year senior secured term loan and revolving credit facility. The loans bear interest at the Korean CD rate in effect from time to time (2.66% as of December 31, 2013) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. Scheduled repayments of the term loans and loan under the revolving credit facility are as follows: October 2014 (KRW 15 billion), April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to note 9 to the unaudited condensed consolidated financial statements for more information about the terms of our new long-term Korean facility.

     Cash flows from operating activities

          Second quarter of fiscal 2014

     Net cash utilized in operating activities for the second quarter of fiscal 2014 was $27.2 million (ZAR 276.9 million) compared to $6.9 million (ZAR 60.5 million) for the second quarter of fiscal 2013. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our UEPS-based lending book and the timing of prefunding related to the January 2014 payment cycle, offset by improved cash generated from operating activities and the substantial elimination of implementation costs related to our SASSA contract in fiscal 2014.

     During the second quarter of fiscal 2014, we paid South African tax of $13.3 million (ZAR 137.8 million) related to our 2013 tax year and $0.2 million (ZAR 2.4 million) related to prior tax years. We also paid provisional Korean taxes of $0.5 million related to our tax year ended December 31, 2013. During the second quarter of fiscal 2013, we paid South African tax of $6.3 million (ZAR 54.4 million) related to our 2013 tax year, $3.1 million (ZAR 27.0 million) related to prior tax years and dividend withholding taxes of $0.4 million (ZAR 3.5 million). We also paid provisional Korean taxes of $0.4 million related to our tax year ended December 31, 2012.

     Taxes paid during the second quarter of fiscal 2014 and 2013 were as follows:

Table 17	Three months ended December 31,
	2013	2012	2013	2012
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	13,292	6,284	137,773	54,354
Taxation paid related to prior years	228	3,110	2,360	26,978
Taxation refunds received	-	(63)	-	(542)
Dividend withholding taxation	-	398	-	3,500
Total South African taxes paid	13,520	9,729	140,133	84,290
Foreign taxes paid: primarily Korea	509	408	5,193	3,533
Total tax paid	14,029	10,137	145,326	87,823

          First half of fiscal 2014

     Net cash utilized in operating activities for the first quarter of fiscal 2014 was $28.9 million (ZAR 291.6 million) compared to cash generated from operating activities of $18.8 million (ZAR 159.1 million) for the first half of fiscal 2013. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our UEPS-based lending book and the timing of prefunding related to the January 2014 payment cycle, offset by improved cash generated from operating activities and the substantial elimination of implementation costs related to our SASSA contract in fiscal 2014.

     During the first half of fiscal 2014, we paid South African tax of $13.3 million (ZAR 137.8 million) related to our 2014 tax year and $0.2 million (ZAR 2.4 million) related to prior tax years. We also paid provisional Korean taxes of $1.0 million related to our tax year ended December 31, 2013. During the first half of fiscal 2013, we paid South African tax of $6.3 million (ZAR 54.4 million) related to our 2013 tax year, $3.1 million (ZAR 27.0 million) related to prior tax years and dividend withholding taxes of $0.4 million (ZAR 3.5 million). We also paid provisional Korean taxes of $0.8 million related to our tax year ended December 31, 2012.

     Taxes paid during the first half of fiscal 2014 and 2013 were as follows:

Table 18		Three months ended December 31,
	2013	2012	2013	2012
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	13,292	6,284	137,773	54,354
Taxation paid related to prior years	228	3,110	2,360	26,978
Taxation refunds received	-	(118)	-	(1,006)
Dividend withholding taxation	-	398	-	3,500
Total South African taxes paid	13,520	9,674	140,133	83,826
Foreign taxes paid: primarily Korea	1,007	805	10,177	6,812
Total tax paid	14,527	10,479	150,310	90,638

     Cash flows from investing activities

          Second quarter of fiscal 2014

     Cash used in investing activities for the second quarter of fiscal 2014 includes capital expenditure of $6.8 million (ZAR 69.5 million), primarily for the acquisition of payment processing terminals in Korea.

     Cash used in investing activities for the second quarter of fiscal 2013 includes capital expenditure of $5.6 million (ZAR 47.5 million), primarily for payment vehicles and related equipment for our new SASSA contract and acquisition of payment processing terminals in Korea. During the second quarter of fiscal 2013 we paid, net of cash acquired, $0.2 million for SmartSwitch Botswana.

          First half of fiscal 2014

     Cash used in investing activities for the first half of fiscal 2014 includes capital expenditure of $12.5 million (ZAR 125.6 million), primarily for the acquisition of payment processing terminals in Korea.

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

     Cash flows from financing activities

          Second quarter of fiscal 2014

     During the second quarter of fiscal 2014, we refinanced our Korean debt and received $85 million from Korean banks. We used $71.6 million of these new borrowings and $15.4 million of our surplus cash to repay the $87.0 million due under our old facility. In addition, we paid the facility fees related to our new Korean borrowings of approximately $0.9 million in October 2013. We also paid approximately $2.0 million for substantially all of the shares of KSNET we did not already own during the second quarter of fiscal 2014.

     During the second quarter of fiscal 2013, we made a scheduled $7.3 million long-term debt repayment.

          First half of fiscal 2014

     We had no cash flows from financing activities for the first half of fiscal 2014, except as described above.

     In addition to the cash flows from financing activities during the second quarter of fiscal 2013 described above, during the first half of fiscal 2013, we received $0.2 million from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

     We expect capital spending for the third quarter of fiscal 2014 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea.

     Our historical capital expenditures for the second quarter of fiscal 2014 and 2013 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of December 31, 2013, of $0.1 million related mainly to computer equipment. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of December 31, 2013:

Table 19	Payments due by Period, as of December 31, 2013 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	85,794	18,094	25,067	42,633	-
Bank overdraft	24,256	24,256	-	-	-
Operating lease obligations	9,133	4,098	4,327	708	-
Purchase obligations	8,125	8,125	-	-	-
Capital commitments	114	114	-	-	-
Other long-term obligations (B)(C)	20,131	-	-	-	20,131
Total	147,553	54,687	29,394	43,341	20,131

(A)	– Includes $71.6 million of long-term debt and interest payable at the rate applicable on December 31, 2013, under our Korean debt facility.
(B)	– Includes policy holder liabilities of $19.5 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $12.6 million issued as of December 31, 2013, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2013, as a result of changes in the Korean CD rate and our South African overdraft facility interest rate. The effect of a hypothetical 1% increase and a 1% decrease in each of the Korean CD rate and the agreed South African overdraft facility interest rate as of December 31, 2013, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2013
Table 20		Hypothetical		Estimated annual
		change in		expected interest
		Korean CD		charge after
		rate or South		hypothetical change in
	Annual	Africa		Korean CD rate or
	expected	overdraft		South African
	interest	facility rate,		overdraft facility rate,
	charge	as		as appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	4,103	1%		4,818
		(1%	)	3,387

Interest on South African overdraft	1,783	1%		2,025
facility		(1%	)	1,540

      The following table summarizes our exchange-traded equity securities with equity price risk as of December 31, 2013. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2013, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of December 31, 2013
Table 21
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	7,721	10%		8,493	0.21%
		(10%	)	6,949	(0.21%	)

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     AllPay Challenge to Tender Award

     On November 29, 2013, the South African Constitutional Court ruled that the tender process followed by SASSA in awarding a five-year social welfare grants distribution contract to us was constitutionally invalid. However, the Constitutional Court suspended its declaration of invalidity pending determination of a just and equitable remedy. The grant of a just and equitable remedy was reserved pending a further hearing, which has been set for February 11, 2014. As ordered by the Constitutional Court, we the parties have submitted additional information on affidavit. The Constitutional Court also ordered the CEO of SASSA, SASSA and us to pay costs, including the cost of three counsel, in the High Court, the South African Supreme Court of Appeal and the Constitutional Court to AllPay Consolidated Investment Holdings Limited, or AllPay.

     We cannot predict what the outcome of the February 2014 hearing will be or when the Constitutional Court will issue its ruling regarding an appropriate remedy. Our SASSA contract remains in full force and effect until the Constitutional Court determines an appropriate remedy.

     The Constitutional Court is the highest court in South Africa and this judgment follows an appeal by AllPay, an unsuccessful bidder, against the unanimous judgment by the South African Supreme Court of Appeal on March 27, 2013, that the tender process was valid and legal.

     Securities Litigation

     On December 24, 2013, Net1, our chief executive officer and our chief financial officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York alleging violations of the federal securities laws. The lawsuit alleges that we made materially false and misleading statements regarding our business and compliance policies in our SEC filings and other public disclosures. The lawsuit was brought on behalf of a purported shareholder of Net1 and all other similarly situated shareholders who purchased our securities between August 27, 2009 and November 27, 2013. The lawsuit seeks unspecified damages. We believe this lawsuit has no merit and intend to defend it vigorously.

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

     As a result of the Constitutional Court’s ruling that SASSA’s tender process was constitutionally invalid, we cannot predict whether our SASSA contract will remain effective for the remainder of its five-year term. We derive a substantial portion of our revenues from this contract, and if we were to lose it, our business would suffer significantly.

     On November 29, 2013, the South African Constitutional Court ruled that the tender process followed by SASSA in awarding a five-year social welfare grants distribution contract to us in January 2012 was constitutionally invalid. However, the Constitutional Court suspended its declaration of invalidity pending determination of a just and equitable remedy. The grant of a just and equitable remedy was reserved pending a further hearing, which is scheduled for February 11, 2014. Although our SASSA contract remains in full force and effect until the Constitutional Court determines an appropriate remedy, we cannot predict what the outcome of the February 2014 hearing will be or when the Constitutional Court will issue its ruling regarding an appropriate remedy.

     If the Constitutional Court decides that an appropriate remedy would be to set aside our contract, SASSA may be required to conduct a new tender process, which would consume a substantial portion of our management’s time and attention as well as create uncertainty regarding the timing and ultimate outcome of any such tender process. We could be required to continue providing our payment service to SASSA during such a tender period. In addition, we have made major capital investments to implement this contract. If our contract were to be set aside, it is likely that we would suffer a significant loss on these investments.

     If we do not complete our BEE transactions, our business and stock price may suffer.

     On December 10, 2013, we entered into definitive agreements relating to two Black Economic Empowerment, or BEE, transactions, pursuant to which we have agreed to sell to two BEE partners an aggregate of 4,400,000 shares of our common stock at a price of ZAR 60.00 per share. Closing of these BEE transactions is subject to the satisfaction of certain conditions contained in the transaction agreements, including receipt of any required regulatory approvals (including approval of the South African Reserve Bank) and the finalization of ancillary agreements. Closing of one transaction is not contingent on the closing of the other transaction. As of January 31, 2014, the closing conditions had not yet been met and therefore the parties extended the date to satisfy all closing conditions to March 15, 2014. We cannot predict whether or when the closing conditions will be satisfied.

     We entered into these BEE transactions as part of our ongoing efforts to strengthen the development of our business plan, and in compliance with South African regulation and business practice. We expect that completion of the transactions will help us achieve applicable BEE objectives. However, if we are unable to complete the transactions, we would not achieve these expected benefits and our business could be adversely impacted. In addition, we are lending the BEE partners the purchase price for the shares and are relying in part on the future appreciation of our stock price to enable the BEE partners to repay the loans. We also cannot predict how the announcement of the completion or non-completion of the transactions will affect the trading price of our common stock.

Item 5. Other Information

     On January 31, 2014, we signed an addendum to each of the Relationship Agreements discussed in note 10 to our unaudited condensed consolidated financial statements in order to extend the date to meet all conditions contained in the Relationship Agreements from January 31, 2014 to March 15, 2014.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.25	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.		8-K	10.25	December 10, 2013
10.26	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.		8-K	10.26	December 10, 2013
10.27	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013		8-K	10.27	December 19, 2013
10.28	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	X

10.29	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2014.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director