Form 10-Q
period 2014-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2014-05-08
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________ To _______________________

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
YES [   ]      NO [X]

As of May 8, 2014 (the latest practicable date), 50,183,342 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements
NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2014	2013
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,875	$53,665
Pre-funded social welfare grants receivable (Note 2)	4,728	2,934
Accounts receivable, net of allowances of – March: $1,592; June: $4,701	132,356	102,614
Finance loans receivable, net of allowances of – March: $1,815; June: $-	42,379	8,350
Inventory (Note 3)	10,491	12,222
Deferred income taxes	5,350	4,938
Total current assets before settlement assets	226,179	184,723
Settlement assets (Note 4)	744,782	752,476
Total current assets	970,961	937,199

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – March: $92,314; June: $84,808	46,150	48,301
EQUITY-ACCOUNTED INVESTMENTS	1,347	1,183
GOODWILL (Note 6)	179,832	175,806
INTANGIBLE ASSETS, net (Note 6)	69,265	77,257
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 7)	34,338	36,576
TOTAL ASSETS	1,301,893	1,276,322
LIABILITIES
CURRENT LIABILITIES
Bank overdraft (Note 8)	-	-
Accounts payable	14,592	26,567
Other payables	35,682	33,808
Current portion of long-term borrowings (Note 9)	14,005	14,209
Income taxes payable	11,749	2,275
Total current liabilities before settlement obligations	76,028	76,859
Settlement obligations (Note 4)	744,782	752,476
Total current liabilities	820,810	829,335
DEFERRED INCOME TAXES	17,343	18,727
LONG-TERM BORROWINGS (Note 9)	58,061	66,632
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	20,117	21,659
TOTAL LIABILITIES	916,331	936,353
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - March: 45,783,342; June: 45,592,550	59	59
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: March: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	165,076	160,670
TREASURY SHARES, AT COST: March: 13,455,090; June: 13,455,090	(175,823)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(97,910)	(100,858)
RETAINED EARNINGS	494,145	452,618
TOTAL NET1 EQUITY	385,547	336,666
NON-CONTROLLING INTEREST	15	3,303
TOTAL EQUITY	385,562	339,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,301,893	$1,276,322

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$138,126	$111,141	$398,903	$334,265

EXPENSE

Cost of goods sold, IT processing, servicing and support	63,149	51,461	187,591	143,789

Selling, general and administration	40,586	53,846	121,916	149,854

Depreciation and amortization	10,442	10,560	30,245	31,051

OPERATING INCOME (LOSS)	23,949	(4,726)	59,151	9,571

INTEREST INCOME	3,438	2,515	9,993	8,195

INTEREST EXPENSE	1,734	2,023	5,712	6,117

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	25,653	(4,234)	63,432	11,649

INCOME TAX EXPENSE (note 16)	8,535	472	22,119	7,172

NET INCOME (LOSS) BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	17,118	(4,706)	41,313	4,477

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	52	22	202	204

NET INCOME (LOSS)	17,170	(4,684)	41,515	4,681

ADD NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(12)	(3)	(12)	(11)

NET INCOME (LOSS) ATTRIBUTABLE TO NET1	$17,182	$(4,681)	$41,527	$4,692

Net income (loss) per share, in United States dollars (note 13)
Basic earnings (loss) attributable to Net1 shareholders	$0.38	$(0.10)	$0.91	$0.10
Diluted earnings (loss) attributable to Net1 shareholders	$0.37	$(0.10)	$0.90	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Net income (loss)	$17,170	$(4,684)	$41,515	$4,681

Other comprehensive (loss) income
Net unrealized income on asset available for sale, net of tax	327	-	288	258
Movement in foreign currency translation reserve	(2,134)	(22,993)	2,838	(12,811)
Total other comprehensive (loss) income, net of taxes	(1,807)	(22,993)	3,126	(12,553)

Comprehensive income (loss)	15,363	(27,677)	44,641	(7,872)
Add comprehensive loss attributable to non-controlling interest	12	3	12	11
Comprehensive income (loss) attributable to Net1	$15,375	$(27,674)	$44,653	$(7,861)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholder
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969
Restricted stock granted	187,963				187,963				-		-
Exercise of stock option	10,000				10,000	88			88		88
Stock-based compensation charge						2,826			2,826		2,826
Reversal of stock-based compensation charge	(7,171)				(7,171)	(6)			(6)		(6)
Income tax benefit from vested stock awards						6			6		6
Acquisition of KSNET non-controlling interest (Note 10)						1,492		(178)	1,314	(3,276)	(1,962)
Net income							41,527		41,527	(12)	41,515
Other comprehensive income								3,126	3,126	-	3,126
Balance – March 31, 2014	59,238,432	$59	(13,455,090)	$(175,823)	45,783,342	$165,076	$494,145	$(97,910)	$385,547	$15	$385,562

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income (loss)	$17,170	$(4,684)	$41,515	$4,681
Depreciation and amortization	10,442	10,560	30,245	31,051
Earnings from equity-accounted investments	(52)	(22)	(202)	(204)
Fair value adjustments	110	(299)	49	408
Interest payable	30	1,054	1,696	3,363
(Profit) loss on disposal of property, plant and equipment	(26)	3	(42)	(83)
Stock-based compensation charge	922	1,092	2,820	3,325
Facility fee amortized	79	71	657	235
Increase in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	(6,443)	(4,818)	(67,521)	(3,987)
Decrease (Increase) in inventory	2,821	4,949	979	(2,260)
Increase (Decrease) in accounts payable and other payables	2,656	4,533	(10,895)	(1,755)
Increase in taxes payable	8,069	948	9,431	354
Decrease in deferred taxes	(1,141)	(1,201)	(3,019)	(4,133)
Net cash provided by operating activities	34,637	12,186	5,713	30,995
Cash flows from investing activities
Capital expenditures	(4,848)	(5,053)	(17,309)	(17,103)
Proceeds from disposal of property, plant and equipment	123	31	2,124	387
Acquisitions, net of cash acquired	-	-	-	(2,143)
(Investment in equity in) Repayment of loan by equity-accounted investment	(25)	-	(25)	3
Proceeds from maturity of investments related to insurance business	-	-	-	545
Other investing activities, net	571	-	570	-
Net change in settlement assets	(277,912)	(156,363)	(21,409)	(168,419)
Net cash used in investing activities	(282,091)	(161,385)	(36,049)	(186,730)
Cash flows from financing activities
Long-term borrowings obtained (Note 9)	1,028	-	72,633	-
Repayment of long-term borrowings (Note 9)	-	-	(87,008)	(7,307)
Payment of facility fee (Note 9)	-	-	(872)	-
Proceeds from bank overdraft	-	-	24,580	-
Repayment of bank overdraft	(23,335)	-	(23,335)	-
Acquisition of interests in KSNET (Note 10)	-	-	(1,968)	-
Proceeds from issue of common stock	88	-	88	240
Net change in settlement obligations	277,912	156,363	21,409	168,419
Net cash provided by financing activities	255,693	156,363	5,527	161,352
Effect of exchange rate changes on cash	274	(2,664)	2,019	(2,124)
Net increase (decrease) in cash and cashequivalents	8,513	4,500	(22,790)	3,493
Cash and cash equivalents – beginning of period	22,362	38,116	53,665	39,123
Cash and cash equivalents – end of period	$30,875	$42,616	$30,875	$42,616

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2014 and 2013
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1.        Basis of Presentation and Summary of Significant Accounting Policies

            Unaudited Interim Financial Information

            The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2014 and 2013, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

            The Company has updated its accounting policy for the allowance for doubtful finance loans receivable as a result of the increase in its UEPS-based lending book which is included in finance loans receivable in its unaudited condensed consolidated balance sheet. The Company does not believe that an allowance for doubtful finance loans receivable is required for finance loans receivable as of June 30, 2013, because this was an established book and has been recovered. However, the profile of the loan book has changed due to the expansion of the UEPS-based lending book during the nine months ended March 31, 2014, and accordingly an allowance for doubtful finance loans receivable is deemed required by the Company.

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

            Recent accounting pronouncements not yet adopted as of March 31, 2014

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

2.        Pre-funded social welfare grants receivable

            Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2014 payment service commenced on April 1, 2014, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last day of March 2014.

3.        Inventory

            The Company’s inventory comprised the following categories as of March 31, 2014 and June 30, 2013.

	March 31,	June 30,
	2014	2013
Finished goods	$10,491	$12,222
	$10,491	$12,222

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

                     Currency exchange risk

            The Company is subject to currency exchange risk because it purchases inventories that it is required to settle in other currencies, primarily the euro and US dollar. The Company uses forward contracts in order to limit its exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand.

            The Company’s outstanding foreign exchange contracts are as follows:

            As of March 31, 2014

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	192,375	ZAR	14.9984	ZAR	14.5664	April 22, 2014
EUR	192,375	ZAR	15.1351	ZAR	14.5664	April 22, 2014
EUR	192,195	ZAR	15.2014	ZAR	14.6290	May 20, 2014
EUR	192,195	ZAR	15.0637	ZAR	14.6290	May 20, 2014
EUR	180,023	ZAR	15.2750	ZAR	14.7011	June 20, 2014
EUR	180,023	ZAR	15.1349	ZAR	14.7011	June 20, 2014
EUR	182,273	ZAR	15.2077	ZAR	14.7778	July 21, 2014
EUR	182,273	ZAR	15.3488	ZAR	14.7778	July 21, 2014
EUR	180,023	ZAR	15.4228	ZAR	14.8537	August 20, 2014
EUR	180,023	ZAR	15.2819	ZAR	14.8537	August 20, 2014
EUR	180,023	ZAR	15.3623	ZAR	14.9372	September 22, 2014
EUR	180,023	ZAR	15.5041	ZAR	14.9372	September 22, 2014

5.        Fair value of financial instruments and equity-accounted investments (continued)

            Fair value of financial instruments (continued)

              Risk management (continued)

                     Currency exchange risk (continued)

            As of March 31, 2014 (continued)

				Fair market
Notional amount		Strike price		value price		Maturity
EUR	181,571	ZAR	15.5739	ZAR	15.0122	October 20, 2014
EUR	181,571	ZAR	15.4316	ZAR	15.0122	October 20, 2014
EUR	180,023	ZAR	15.6552	ZAR	15.0976	November 20, 2014
EUR	180,023	ZAR	15.5136	ZAR	15.0976	November 20, 2014
EUR	180,023	ZAR	15.5970	ZAR	15.1859	December 22, 2014
EUR	180,023	ZAR	15.7391	ZAR	15.1859	December 22, 2014
EUR	174,425	ZAR	15.8119	ZAR	15.2688	January 20, 2015
EUR	174,425	ZAR	15.6729	ZAR	15.2688	January 20, 2015

            As of June 30, 2013

				Fair market
Notional amount		Strike price		value price		Maturity
USD	4,000,000	ZAR	9.0600	ZAR	10.1397	September 30, 2013

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

                   Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

            The Company's Level 3 asset represents an investment of 156,788,712 shares of common stock of Finbond, which are exchange-traded equity securities. Finbond’s shares are traded on the JSE Limited (“JSE”) and the Company has designated such shares as available for sale investments. The Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Currently, the operations of Finbond relate primarily to the provision of microlending products. In addition, it has a mutual banking licence and issues financial products under this licence. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

            The fair value of these securities as of March 31, 2014, represented approximately 1% of the Company’s total assets, including these securities.

            The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,778	$-	$-	$1,778
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,662	7,662
Other	-	138	-	138
Total assets at fair value	$1,778	$138	$7,662	$9,578

5.        Fair value of financial instruments and equity-accounted investments (continued)

Quoted
Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Foreign exchange contracts	$-	$170	$-	$170
Total liabilities at fair value	$-	$170	$-	$170

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

            Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three and nine months ended March 31, 2014 and 2013, respectively. There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2014 and 2013, respectively.

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

6.        Goodwill and intangible assets

            Goodwill

            Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2014:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2013	$218,558	$(42,752)	$175,806
Foreign currency adjustment (1)	6,032	(2,006)	4,026
Balance as of March 31, 2014	$224,590	$($44,758)	$179,832

            (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

            Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2014	2013
SA transaction-based activities	$28,532	$30,525
International transaction-based activities	121,656	113,972
Smart card accounts	-	-
Financial services	-	-
Hardware, software and related technology sales	29,644	31,309
Total	$179,832	$175,806

            Intangible assets

              Carrying value and amortization of intangible assets

            Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2014 and June 30, 2013:

	As of March 31, 2014			As of June 30, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$94,309	$(37,373)	$56,936	$90,469	$(29,818)	$60,651
Software and unpatented technology	35,851	(27,512)	8,339	34,951	(22,151)	12,800
FTS patent	3,620	(3,620)	-	3,873	(3,873)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,671	(2,681)	3,990	6,611	(2,805)	3,806
Customer database	574	(574)	-	614	(614)	-
Total finite-lived intangible assets	$145,531	$(76,266)	$69,265	$141,024	$(63,767)	$77,257

            Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2014, was approximately $4.6 million and $12.5 million, respectively (three and nine months ended March 31, 2013, was approximately $4.4 million and $14.0 million, respectively).

            Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates prevailing on March 31, 2014, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2014	$16,229
2015	15,080
2016	11,280
2017	8,958
2018	8,958
Thereafter	$20,671

7.        Reinsurance assets and policy holder liabilities under insurance and investment contracts

            Reinsurance assets and policy holder liabilities under insurance contracts

            Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the nine months ended March 31, 2014:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2013	$19,557	$(19,711)
Foreign currency adjustment (3)	(1,276)	1,287
Balance as of March 31, 2014	$18,281	$(18,424)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

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

            Assets and policy holder liabilities under investment contracts

            Summarized below is the movement in assets and policy holder liabilities under investment contracts during the nine months ended March 31, 2014:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2013	$953	$(953)
Foreign currency adjustment (3)	(62)	62
Balance as of March 31, 2014	$891	$(891)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

            The Company does not offer any investment products with guarantees related to capital or returns.

8.        Short-term credit facility South Africa

            The Company’s short-term South African credit facility with Nedbank Limited comprises an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. The Company temporarily increased its overdraft facility to ZAR 500 million for the four months to March 31, 2014, after which it reverted back to ZAR 250 million. As of March 31, 2014, the interest rate on the overdraft facility was 7.85% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a wholly owned South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations. As of March 31, 2014, the Company had not utilized any of its ZAR 250.0 million ($23.6 million, translated at exchange rates applicable as of March 31, 2014) overdraft facility. The Company had utilized approximately ZAR 143.1 million ($13.5 million, translated at exchange rates applicable as of March 31, 2014) of its facility to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (Refer to Note 17). As of June 30, 2013, the Company had utilized none of this facility.

8.        Short-term credit facility Korea

            The Company obtained a KRW 10 billion short-term overdraft facility from Hana Bank, a Korean bank, in January 2014. As of March 31, 2014, the interest rate on the overdraft facility was 4.98% . The Company has ceded the warehouse it owns in Korea as security for its repayment obligations under the facility. As of March 31, 2014, the Company had not utilized any of its KRW 10.0 billion ($9.3 million, translated at exchange rates applicable as of March 31, 2014) overdraft facility. The facility expires in January 2015.

9.        Long-term borrowings

            In October 2013, the Company refinanced its existing long-term Korean credit facility and signed a new five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of Korean banks. The Facilities Agreement provides for three separate facilities to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”): a Facility A loan of up to KRW 60.0 billion ($56.0 million), a Facility B loan of up to KRW 15 billion ($14.0 million) and a Facility C revolving credit facility of up to KRW 10.0 billion ($9.3 million) (all facilities denominated in KRW and translated at exchange rates applicable as of March 31, 2014).

            The Facility A and B loans were fully drawn on October 29, 2013, and used to repay KRW 75.0 billion ($70.6 million) of the KRW 92.4 billion ($87.0 million) loan outstanding under the existing facility. The remaining outstanding KRW 17.4 billion ($16.4 million) balance of that facility was paid from cash on hand on October 29, 2013. In addition, the Company drew KRW 1.1 billion ($1.0 million) of the revolving credit facility on October 29, 2013, to pay fees and expenses related to the Facilities Agreement and drew a further KRW 1.1 billion ($1.0 million) in January 2014 to pay interest due under the Facilities Agreement.

            Interest on the loans and revolving credit facility is payable quarterly and is based on the Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility; and a margin of 2.90% for the Facility B loan. The CD rate was 2.65% on March 31, 2014 and therefore the interest rate in effect as of March 31, 2014, for the Facility A loan and Facility C revolving credit facility was 5.75% and for the Facility B loan was 5.55%, respectively. The Company paid facilities fees of approximately KRW 0.9 billion on October 29, 2013 and amortized approximately $0.1 million and $0.6 million, respectively, during the three and nine months ended March 31, 2014. A commitment fee of 0.3% is payable on any un-drawn and un-cancelled amount of the revolving credit facility. Total interest expense related to the new and refinanced facilities during the three and nine months ended March 31, 2014 and 2013, was $1.1 million and $3.7 million; and $1.7 million and $5.3 million, respectively.

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

            The Company’s refinanced KRW 92.4 billion Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2013. The Company has expensed the remaining prepaid facility fees related to the refinanced facility of approximately $0.4 million during the nine months ended March 31, 2014. The third scheduled repayment related to this refinanced facility of $7.3 million was paid on October 29, 2012.

10.      Capital structure

            The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity during the nine months ended March 31, 2014 and 2013, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2014 and 2013, respectively:

	Nine months ended
	March 31,
	2014	2013

Number of shares, net of treasury:
Statement of changes in equity	45,783,342	45,600,471
Less: Non-vested equity shares that have not vested	(385,778)	(461,417)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	45,397,564	45,139,054

            December 2013 Black Economic Empowerment transactions

            On December 10, 2013, the Company entered into definitive agreements relating to two Black Economic Empowerment (“BEE”) transactions. As of March 31, 2014, the transactions had not been implemented because the agreed conditions had not been satisfied. Subsequently, the conditions were satisfied and the transactions were implemented on April 16, 2014.

            Pursuant to these Relationship Agreements between the Company and its BEE partners, the Company sold an aggregate of 4,400,000 shares of its common stock (“BEE shares”) for a purchase price of ZAR 60.00 per share. The ZAR 60.00 per share purchase price for the BEE shares, which are contractually restricted as to resale as described below, was paid in ZAR and represents 75% of the closing price of the Company’s common stock on the JSE on December 6, 2013, the date the Company completed final negotiation of the terms of these BEE transactions.

            The Relationship Agreements provided that the entire purchase price for the BEE shares be financed through a five-year loan to be extended to each of the BEE partners by a South African subsidiary of the Company. The obligations of the BEE partners under the loans are several, and not joint. Each of the BEE partners granted the lender a security interest in all the BEE shares purchased by such BEE partner to secure the repayment of its loan. The principal amount of the loans being made by the subsidiary was contributed by Net1 to the equity capital of the subsidiary. As a result of the making of the loans, the net cash position of the Company after the sale of the BEE shares remained unchanged.

            The loans bear interest at a rate equal to the Johannesburg Interbank Rate (638 basis points as of March 31, 2014) plus 300 basis points. Interest on the loans is payable semi-annually in arrears on January 1 and July 1 of each year. 10% of the outstanding principal amount of the loans will be payable on each of the first and second anniversaries of the date of issuance of the BEE shares, 15% of the outstanding principal amount of the loans will be payable on each of the third and fourth anniversaries of the date of issuance of the BEE shares and the remaining outstanding principal amount of the loans will be payable on the fifth anniversary of the date of issuance of the BEE shares. Further, the entire outstanding principal amount of the loans will be payable if the price of the Company’s common stock on the JSE equals or exceeds ZAR 120.00 per share at any time during term of the loans. Upon the occurrence of certain “trigger events” with respect to a BEE partner, the BEE shares held by that BEE partner may be repurchased by the Company or one of its designees. These trigger events include the following:

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

            The BEE shares are contractually restricted as to resale for a period of five years from the date of issuance, with the exception of periodic sales which may be made to fund the repayment of principal and interest on the loans. In addition, the Company may call the BEE shares then owned by the BEE partners, either in exchange for a minority interest in CPS or for a cash payment equal to the 30-day VWAP. Further, after the fifth anniversary of the date of issuance of the BEE shares, the Company will have a right of first refusal on the shares owned by the BEE partners.

            The loans to the BEE partners do not provide that they are recourse only to the BEE shares. Nevertheless, the Company expects that the sole source of repayment of the loans will be proceeds from the sale of its shares by the BEE partners from time to time, in open market or in privately negotiated transactions.

              Acquisition of KSNET non-controlling interests

            The Company acquired all of the issued share capital of KSNET, Inc. that it did not previously own for approximately $2.0 million in cash. The Company intends to realize certain Korean tax efficiencies in the future and is currently discussing the feasibility with its Korean tax advisors. The transaction was accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the non-controlling interest was adjusted to reflect the change in ownership interest in KSNET. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $1.5 million, was recognized in equity attributable to Net1.

11.      Accumulated other comprehensive (loss) income

            The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2014:

		Nine months ended
		March 31, 2014
		Net
		unrealized
		income
		(loss) on
	Foreign	asset
	currency	available
	translation	for sale, net
	reserve	of tax	Total
	‘000	‘000	‘000
Balance as of June 30, 2013	$(101,188)	$330	$(100,858)
Movement in foreign currency translation reserve	2,660	-	2,660
Unrealized loss on asset available for sale, net of tax of $112	-	288	288
Balance as of March 31, 2014	$(98,528)	$618	$(97,910)

            There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the nine months ended March 31, 2014 or 2013, respectively.

12.      Stock-based compensation

            Stock option and restricted stock activity

              Options

            The following table summarizes stock option activity for the nine months ended March 31, 2014 and 2013:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Exercised	(10,000)	8.75		12
Forfeited	(136,420)	23.51
Outstanding – March 31, 2014	2,727,059	14.12	5.63	2,290

Outstanding – June 30, 2012	2,247,583	16.28	6.43	602
Granted under Plan: August 2012	431,000	8.75	10.00	1,249	2.90
Exercised	(30,000)	7.98		24
Outstanding – March 31, 2013	2,648,583	15.15	6.74	978

            The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in August 2013 and 2014, respectively. The table below presents the range of assumptions used to value options granted during the three and nine months ended March 31, 2014 and 2013:

	Three and nine months ended
	March 31,
	2014	2013
Expected volatility	50%	49%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	0.9%	0.3%

            During the three and nine months ended March 31, 2014, terminated employees forfeited 136,420 stock options. There were no forfeitures during the three and nine months ended March 31, 2013.

            The following table presents stock options vesting and expecting to vest as of March 31, 2014:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – March 31, 2014	2,727,059	14.12	5.63	2,290

            These options have an exercise price range of $6.59 to $24.46.

12.      Stock-based compensation (continued)

            Stock option and restricted stock activity (continued)

              Options (continued)

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable	1,998,497	16.08	4.80	1,057

            During each of the three months ended March 31, 2014 and 2013, respectively, no stock options became exercisable. During the nine months ended March 31, 2014 and 2013, respectively, 358,333 and 244,666 stock options became exercisable. Included in the 244,666 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting, in August 2012, prior to the resignation of a non-employee director. During the three and nine months ended March 31, 2014, the Company received approximately $0.1 million from 10,000 stock options exercised. During the nine months ended March 31, 2013, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the three months ended March 31, 2013. The Company issues new shares to satisfy stock option exercises.

              Restricted stock

            The following table summarizes restricted stock activity for the nine months ended March 31, 2014 and 2013:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Vested – February 2014	(183,333)	1,742
Forfeitures – October 2013	(7,171)	84
Non-vested – March 31, 2014	385,778	3,534

Non-vested – June 30, 2012	646,617	7,061
Granted – August 2012	21,569	189
Granted – February 2013	(183,333)	1,016
Vested – August 2012	(23,436)	216
Non-vested – March 31, 2013	461,417	4,988

            The fair value of restricted stock vesting during the three months ended March 31, 2014 and 2013, respectively, was $1.7 million and $1.0 million. The fair value of restricted stock vesting during the nine months ended March 31, 2014 and 2013, respectively, was $1.9 million and $1.2 million. A non-employee director resigned during the nine months ended March 31, 2014, and forfeited 7,171 shares of restricted stock. Included in the 23,436 shares of restricted stock that vested in August 2012 are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director.

            The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

12.      Stock-based compensation (continued)

            Stock-based compensation charge and unrecognized compensation cost

            The Company has recorded a stock compensation charge of $0.9 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2014
Stock-based compensation charge	$922	$-	$922
Total – three months ended March 31, 2014	$922	$-	$922

Three months ended March 31, 2013
Stock-based compensation charge	$1,092	$-	$1,092
Total – three months ended March 31, 2013	$1,092	$-	$1,092

            The Company has recorded a stock compensation charge of $2.8 million and $3.3 million for the nine months ended March 31, 2014 and 2013, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2014
Stock-based compensation charge	$2,826	$-	$2,826
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – nine months ended March 31, 2014	$2,820	$-	$2,820

Nine months ended March 31, 2013
Stock-based compensation charge	$3,325	$-	$3,325
Total – nine months ended March 31, 2013	$3,325	$-	$3,325

            The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

            As of March 31, 2014, the total unrecognized compensation cost related to stock options was approximately $1.1 million, which the Company expects to recognize over approximately three years. As of March 31, 2014, the total unrecognized compensation cost related to restricted stock awards was approximately $3.0 million, which the Company expects to recognize over approximately two years.

            As of each of March 31, 2014 and June 30, 2013, respectively, the Company has recorded a deferred tax asset of approximately $1.5 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13.      Earnings per share

            Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2014 and 2013, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

            The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands except percent		(in thousands except percent
	and		and
	per share data)		per share data)
Numerator:
Net income (loss) attributable to Net1	$17,182	$(4,681)	$41,527	$4,692
Undistributed earnings (loss)	17,182	(4,681)	41,527	4,692
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%	99%
Numerator for earnings (loss) per share: basic and diluted	$16,944	$(4,634)	$40,917	$4,637

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	45,142	45,098	45,070	45,018
Effect of dilutive securities:
Performance shares related to acquisition	-	16	-	5
Stock options	91	26	106	37
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	45,233	45,140	45,176	45,060

Earnings (loss) per share:
Basic	$0.38	$(0.10)	$0.91	$0.10
Diluted	$0.37	$(0.10)	$0.90	$0.10

(Calculation 1)
Basic weighted-average common shares outstanding (A)	45,142	45,098	45,070	45,018
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	45,776	45,557	45,742	45,552
Percent allocated to common shareholders (A) / (B)	99%	99%	99%	99%

            Options to purchase 2,040,339 shares of the Company’s common stock at prices ranging from $7.35 to $24.46 per share were outstanding during the three and nine months ended March 31, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through August 21, 2023, were still outstanding as of March 31, 2014.

14.      Supplemental cash flow information

            The following table presents the supplemental cash flow disclosures for the three and nine months ended March 31, 2014 and 2013:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Cash received from interest	$3,422	$2,395	$9,886	$8,104
Cash paid for interest	$1,651	$2,020	$5,317	$6,073
Cash paid for income taxes	$1,570	$1,701	$16,097	$12,180

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

            The following tables summarize segment information which is prepared in accordance with GAAP:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues from external customers
SA transaction-based activities	$64,864	$59,009	$200,133	$181,137
International transaction-based activities	34,994	33,119	109,099	97,881
Smart card accounts	10,612	8,657	33,178	25,240
Financial services	11,099	1,651	19,725	4,483
Hardware, software and related technology sales	16,557	8,705	36,768	25,524
Total	138,126	111,141	398,903	334,265
Inter-company revenues
SA transaction-based activities	3,433	1,492	8,665	9,360
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	259	308	784	1,095
Hardware, software and related technology sales	76	135	595	722
Total	3,768	1,935	10,044	11,177
Operating income (loss)
SA transaction-based activities	11,145	(4,197)	37,825	4,136
International transaction-based activities	1,322	(1,362)	4,738	(1,331)
Smart card accounts	3,025	2,467	9,456	7,194
Financial services	5,119	1,147	6,902	3,292
Hardware, software and related technology sales	4,000	1,699	8,540	4,478
Subtotal: Operating segments	24,611	(246)	67,461	17,769
Corporate/Eliminations	(662)	(4,480)	(8,310)	(8,198)
Total	23,949	(4,726)	59,151	9,571
Interest income
SA transaction-based activities	-	-	-	-
International transaction-based activities	-	-	-	-
Smart card accounts	-	-	-	-
Financial services	-	-	-	-
Hardware, software and related technology sales	-	-	-	-
Subtotal: Operating segments	-	-	-	-
Corporate/Eliminations	3,438	2,515	9,993	8,195
Total	$3,438	$2,515	$9,993	$8,195

15.      Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Interest expense
SA transaction-based activities	$28	$244	$71	$589
International transaction-based activities	2	-	46	-
Smart card accounts	-	-	-	-
Financial services	418	-	807	-
Hardware, software and related technology sales	181	81	540	207
Subtotal: Operating segments	629	325	1,464	796
Corporate/Eliminations	1,105	1,698	4,248	5,321
Total	1,734	2,023	5,712	6,117
Depreciation and amortization
SA transaction-based activities	2,895	3,198	7,827	9,628
International transaction-based activities	7,364	7,049	21,834	20,753
Smart card accounts	-	-	-	-
Financial services	115	163	348	347
Hardware, software and related technology sales	68	150	236	323
Subtotal: Operating segments	10,442	10,560	30,245	31,051
Corporate/Eliminations	-	-	-	-
Total	10,442	10,560	30,245	31,051
Income taxation expense (benefit)
SA transaction-based activities	3,113	(1,245)	10,571	991
International transaction-based activities	17	(587)	661	(1,167)
Smart card accounts	848	691	2,647	2,014
Financial services	1,320	327	1,723	937
Hardware, software and related technology sales	1,095	409	2,097	1,039
Subtotal: Operating segments	6,393	(405)	17,699	3,814
Corporate/Eliminations	2,142	877	4,420	3,358
Total	8,535	472	22,119	7,172
Net income (loss) attributable to Net1
SA transaction-based activities	8,003	(3,199)	27,182	2,552
International transaction-based activities	1,591	(642)	4,577	193
Smart card accounts	2,177	1,776	6,808	5,178
Financial services	3,394	839	4,432	2,409
Hardware, software and related technology sales	2,729	1,210	5,912	3,239
Subtotal: Operating segments	17,894	(16)	48,911	13,571
Corporate/Eliminations	(712)	(4,665)	(7,384)	(8,879)
Total	17,182	(4,681)	41,527	4,692
Expenditures for long-lived assets
SA transaction-based activities	302	2,583	2,601	7,552
International transaction-based activities	4,231	2,074	13,744	8,844
Smart card accounts	-	-	-	-
Financial services	222	357	408	629
Hardware, software and related technology sales	93	39	556	78
Subtotal: Operating segments	4,848	5,053	17,309	17,103
Corporate/Eliminations	-	-	-	-
Total	$4,848	$5,053	$17,309	$17,103

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

            For the three and nine months ended March 31, 2014, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and nine months ended March 31, 2014, was 33.3% and 34.9%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

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

            Uncertain tax positions

            There were no changes during the three and nine months ended March 31, 2014. As of March 31, 2014, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

            The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

            The Company files income tax returns mainly in South Africa, Korea, Austria, Botswana, the Russian Federation and in the US federal jurisdiction. As of March 31, 2014, the Company is no longer subject to any new income tax examination by the South African Revenue Service for years before June 30, 2009. In 2011, the Korea National Tax Service had completed the examination of the Company’s returns in Korea related to years 2006 through 2010. The Company is subject to income tax in other jurisdictions outside South Africa and Korea, none of which are individually material to its financial position, cash flows, or results of operations.

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

            Nedbank has issued guarantees to these third parties amounting to ZAR 143.1 million ($13.5 million, translated at exchange rates applicable as of March 31, 2014) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for the same amount. The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

            The Company has not recognized any obligation related to these counter-guarantees in its unaudited condensed consolidated balance sheet as of March 31, 2014. The maximum potential amount that the Company could pay under these guarantees is ZAR 143.1 million ($13.5 million, translated at exchange rates applicable as of March 31, 2014). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

17.      Commitments and contingencies (continued)

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

18.      Subsequent events

            On April 17, 2014, the South African Constitutional Court (“Court”) ruled on the appropriate remedy following its declaration on November 29, 2013, that the tender process followed by the South African Social Security Agency (“SASSA”) in awarding a contract to the Company’s wholly-owned subsidiary, CPS, was constitutionally invalid. The declaration of invalidity of the contract between SASSA and CPS was upheld, but suspended until a new tender is awarded, or for the remainder of the existing contract period if no tender is awarded. SASSA is required to initiate a new tender process within 30 days of the Court's ruling and any award must be for a period of five years. In addition, the Court required new and independent Bid Evaluation and Bid Adjudication Committees to be appointed to evaluate and adjudicate the new tender process. If a new tender is not awarded, the declaration of invalidity of the current contract between SASSA and CPS will further be suspended until the completion of the five-year period for which the contract was originally awarded.

            Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

            Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2013, and Item 1A—“Risk Factors” and elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

            Constitutional Court pronounces remedy for SASSA tender award

            On April 17, 2014, the South African Constitutional Court, or Constitutional Court, ruled on the appropriate remedy following its declaration on November 29, 2013, that the tender process followed by the South African Social Security Agency, or SASSA, in awarding a contract to Net1's wholly-owned subsidiary, Cash Paymaster Services, or CPS, was constitutionally invalid. The declaration of invalidity of the contract between SASSA and CPS was upheld, but suspended until a new tender is awarded, or for the remainder of the existing contract period if no tender is awarded. SASSA is required to initiate a new tender process within 30 days of the Constitutional Court's ruling and any award must be for a period of five years. In addition, the Constitutional Court required new and independent Bid Evaluation and Bid Adjudication Committees to be appointed to evaluate and adjudicate the new tender process. If a new tender is not awarded, the declaration of invalidity of the current contract between SASSA and CPS will further be suspended until the completion of the five-year period for which the contract was originally awarded.

            See Part II, Item 1—“Legal Proceedings,” for additional details.

            Implementation of December 2013 Black Economic Empowerment, or BEE, transactions

            On April 16, 2014, we implemented our two previously-announced BEE transactions and issued an aggregate of 4,400,000 shares of our common stock to our BEE partners for ZAR 60.00 per share. Refer to note 10 to our unaudited condensed consolidated financial statements for a full description of the BEE transactions.

            Growth in mobile value-added services

            Our Net1 Mobile Solutions business unit introduced a new suite of mobile value-added services, commencing with a prepaid airtime product during the first quarter of fiscal 2014. We continued to see adoption of this product during the third quarter of fiscal 2014. This product allows our customers in South Africa to electronically purchase prepaid airtime without having to visit a physical prepaid airtime vendor. Net1 Mobile Solutions also introduced a similar service under the brand "Pasavute" in partnership with Telecom Networks Malawi during the third quarter of fiscal 2014.

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

            At March 31, 2014, we had over 2.4 million registered users, effecting more than one million transactions per day during peak periods. In December 2013, Net1 Mobile Solutions launched additional mobile value-added services, including prepaid electricity, and adoption rates of these products could be similar to its prepaid airtime offering. We believe that these new products are also cheaper than existing offerings and will make a meaningful difference in the lives of users of these new products.

            Pay in Private

            During the third quarter of fiscal 2014, our Net1 Mobile Solutions business unit launched our Mobile Virtual Card, or MVC, technology through Pay in Private in the United States in partnership with a US-based marketer with experience in online financial services. The Pay in Private solution offers unmatched security and accessibility to transact online using a mobile handset using our proprietary one-time use MVC Debit MasterCard generated by a smart phone app.

            Financial services

            In the beginning of fiscal 2014, our Financial Services business unit commenced the national rollout of our financial services offering in the six provinces in which we did not offer our product during fiscal 2013. We have experienced significant growth in our lending book during fiscal 2014 compared with 2013, however, during the third quarter of fiscal 2014, the growth rate slowed down as it appears there is less demand for our financial services offering during the beginning of the calendar year, following the summer holiday period in South Africa. This seasonal trend seems to be confirmed by the re-acceleration of the growth rate during March and April 2014.

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

            During fiscal 2014, we created an allowance for doubtful finance loans receivable related to our financial services segment as a result of UEPS-based loans provided to our customers. Our policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management’s estimate of the recoverability of finance loans receivable. We write off UEPS-based loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

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

            Recent accounting pronouncements not yet adopted as of March 31, 2014

            Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2014, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

            Actual exchange rates

            The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2014	2013	2014	2013	2013
ZAR : $ average exchange rate	10.8622	8.9461	10.3375	8.6355	8.8462
Highest ZAR : $ rate during period	11.2667	9.3645	11.2667	9.3645	10.3587
Lowest ZAR : $ rate during period	10.4848	8.4067	9.6324	8.0444	8.0444
Rate at end of period	10.5833	9.2451	10.5833	9.2451	9.8925

KRW : $ average exchange rate	1,071	1,090	1,083	1,107	1,112
Highest KRW : $ rate during period	1,089	1,126	1,168	1,156	1,162
Lowest KRW : $ rate during period	1,053	1,019	1,052	1,019	1,019
Rate at end of period	1,071	1,121	1,071	1,121	1,144

            Translation exchange rates for financial reporting purposes

            For financial reporting purposes we are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2014 and 2013, vary from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2014	2013	2014	2013	2013
Income and expense items: $1 = ZAR .	10.8743	8.4662	10.3801	8.4578	8.7105
Income and expense items: $1 = KRW	1,070	1,113	1,076	1,112	1,072

Balance sheet items: $1 = ZAR	10.5833	9.2451	10.5833	9.2451	9.8925
Balance sheet items: $1 = KRW	1,071	1,121	1,071	1,121	1,144

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

            Nine months ended March 31, 2013, includes SmartSwitch Botswana from December 1, 2012 and Pbel (renamed Net1 Mobile Solutions during the third quarter of fiscal 2014) from September 1, 2012.

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

            Third quarter of fiscal 2014 compared to third quarter of fiscal 2013

            The following factors had an influence on our results of operations during the third quarter of fiscal 2014 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 28% against the ZAR during the third quarter of fiscal 2014, which negatively impacted our reported results;
  SASSA implementation complete: Our SASSA contract implementation is complete. We incurred implementation-related expenditure, including smart card costs, of approximately $20.6 million during the third quarter of fiscal 2013;
  Growth in financial services: The year-over-year expansion of our financial services offering during the third quarter of fiscal 2014, resulted in higher revenue and operating income from UEPS-based lending;
  Higher revenue resulting from an increase in low-margin prepaid airtime sales: Our revenue has increased as a result of the growth of our prepaid airtime offering during the third quarter of fiscal 2014, which has lower margins compared with our other South African businesses;
  Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations;
  Ad hoc hardware sales in fiscal 2014: We sold more terminals and cards during the third quarter of fiscal 2014 as a result of ad hoc orders received from our customers;
  Lower US government investigation-related and US lawsuit expenses: We incurred fewer US government investigation-related expenses during the third quarter of fiscal 2014 compared to during 2013, which was partially offset by an increase in US lawsuit-related expenses; and
  Fiscal 2013 bad debt provision: In fiscal 2013 we provided $2.3 million related to the expired NUETS Iraqi customer contracts.

            Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with US GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended March 31,
	2014	2013	$%
	$ ’000	$ ’000	change
Revenue	138,126	111,141	24%
Cost of goods sold, IT processing, servicing and support	63,149	51,461	23%
Selling, general and administration	40,586	53,846	(25%	)
Depreciation and amortization	10,442	10,560	(1%	)
Operating income (loss)	23,949	(4,726)	nm
Interest income	3,438	2,515	37%
Interest expense	1,734	2,023	(14%	)
Income (loss) before income tax expense	25,653	(4,234)	nm
Income tax expense	8,535	472	1,708%
Net income (loss) before earnings from equity-accounted investments	17,118	(4,706)	nm
Earnings from equity-accounted investments	52	22	136%
Net income (loss)	17,170	(4,684)	nm
Add net loss attributable to non-controlling interest	(12)	(3)	300%
Net income (loss) attributable to us	17,182	(4,681)	nm

	In South African Rand
Table 4	(US GAAP)
	Three months ended March 31,
	2014	2013
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,502,024	940,942	60%
Cost of goods sold, IT processing, servicing and support	686,701	435,680	58%
Selling, general and administration	441,345	455,871	(3%	)
Depreciation and amortization	113,549	89,403	27%
Operating income (loss)	260,429	(40,012)	nm
Interest income	37,386	21,292	76%
Interest expense	18,856	17,127	10%
Income (loss) before income tax expense	278,959	(35,847)	nm
Income tax expense	92,812	3,996	2,223%
Net income (loss) before earnings from equity-accounted investments	186,147	(39,843)	nm
Earnings from equity-accounted investments	565	186	204%
Net income (loss)	186,712	(39,657)	nm
Add net loss attributable to non-controlling interest	(130)	(25)	420%
Net income (loss) attributable to us	186,842	(39,632)	nm

            The increase in revenue was primarily due to a higher contribution from KSNET, more ad hoc terminal and card sales, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, higher prepaid airtime sales driven by the rollout of our prepaid airtime product, and an increase in the number of UEPS-based loans.

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

            Our selling, general and administration expense decreased due to the substantial elimination of SASSA contract implementation costs and fewer legal and other fees incurred related to the US government investigations and the US lawsuit, which was partially offset by increases in goods and services purchased from third parties.

            Our operating income (loss) margin for the third quarter of fiscal 2014 and 2013 was 17% and (4)%, respectively. We discuss the components of operating income (loss) margin under “—Results of operations by operating segment.” The increase is primarily attributable to the elimination of implementation costs in fiscal 2014.

            In ZAR, depreciation and amortization were higher primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract, which was partially offset by no MediKredit or FIHRST intangible asset amortization as the these intangible assets were fully amortized at the end of June 2013. The tables below present the acquisition-related intangible asset amortization that has been allocated to our operating segments:

	Three months ended
Table 5	March 31,
	2014	2013
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	4,587	4,384
South African transaction-based activities	1,163	1,070
International transaction-based activities	3,358	3,228
Hardware, software and related technology sales	66	86

	Three months ended
Table 6	March 31,
	2014	2013
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	49,881	37,113
South African transaction-based activities	12,648	9,067
International transaction-based activities	36,516	27,329
Hardware, software and related technology sales	717	717

            Interest on surplus cash increased to $3.4 million (ZAR 37.4 million) from $2.5 million (ZAR 21.3 million) due primarily to higher average daily ZAR cash balances.

            In US dollars, interest expense decreased to $1.7 million (ZAR 18.9 million) from $2.0 million (ZAR 17.1 million) primarily due to a lower average long-term debt balance on our Korean debt as well as lower interest rate resulting from our refinancing concluded in October 2013.

            Third quarter fiscal 2014 tax expense was $8.5 million (ZAR 92.8 million) compared to $0.5 million (ZAR 4 million) in fiscal 2013. Our effective tax rate for fiscal 2014 was 33.3% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges). Our effective tax rate for the three months ended March 31, 2013, was (11.1)% and is negative as a result of the loss before income taxes and differed from the South African statutory rate primarily as a result of a valuation allowance for foreign tax credits, non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes.

            Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 7	In United States Dollars (US GAAP)
	Three months ended March 31,
	2014	% of		2013	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Consolidated revenue:
SA transaction-based activities	64,864	47%		59,009	53%		10%
International transaction-based activities	34,994	25%		33,119	30%		6%
Smart card accounts	10,612	8%		8,657	8%		23%
Financial services	11,099	8%		1,651	1%		572%
Hardware, software and related technology sales	16,557	12%		8,705	8%		90%
Total consolidated revenue	138,126	100%		111,141	100%		24%
Consolidated operating (loss) income:
SA transaction-based activities	11,145	47%		(4,197)	89%		(366%	)
Operating income before amortization	12,308			(3,127)			nm
Amortization of intangible assets	(1,163)			(1,070)			9%
International transaction-based activities	1,322	6%		(1,362)	29%		nm
Operating income before amortization	4,680			1,866			151%
Amortization of intangible assets	(3,358)			(3,228)			4%
Smart card accounts	3,025	13%		2,467	(52%	)	23%
Financial services	5,119	21%		1,147	(24%	)	346%
Hardware, software and related technology sales	4,000	17%		1,699	(36%	)	135%
Operating income before amortization	4,066			1,785			128%
Amortization of intangible assets	(66)			(86)			(23%	)
Corporate/eliminations	(662)	(4%	)	(4,480)	94%		(85%	)
Total consolidated operating income (loss)	23,949	100%		(4,726)	100%		nm

Table 8	In South African Rand (US GAAP)
	Three months ended March 31,
	2014			2013
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	705,351	47%		499,582	53%		41%
International transaction-based activities	380,535	25%		280,392	30%		36%
Smart card accounts	115,398	8%		73,292	8%		57%
Financial services	120,694	8%		13,978	1%		763%
Hardware, software and related technology sales	180,046	12%		73,698	8%		144%
Total consolidated revenue	1,502,024	100%		940,942	100%		60%
Consolidated operating (loss) income:
SA transaction-based activities	121,194	47%		(35,533)	89%		(441%	)
Operating income before amortization	133,842			(26,466)			nm
Amortization of intangible assets	(12,648)			(9,067)			39%
International transaction-based activities	14,376	6%		(11,531)	29%		nm
Operating income before amortization	50,892			15,798			222%
Amortization of intangible assets	(36,516)			(27,329)			34%
Smart card accounts	32,895	13%		20,886	(52%	)	57%
Financial services	55,666	21%		9,711	(24%	)	473%
Hardware, software and related technology sales	43,497	17%		14,384	(36%	)	202%
Operating income before amortization	44,214			15,101			193%
Amortization of intangible assets	(717)			(717)			-
Corporate/eliminations	(7,199)	(4%	)	(37,929)	94%		(81%	)
Total consolidated operating income (loss)	260,429	100%		(40,012)	100%		nm

              South African transaction-based activities

            In ZAR, the increase in segment revenue was primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System, incremental prepaid airtime sales driven by the rollout of our prepaid airtime product, and reflect the elimination of inter-company transactions.

            Our operating income margin for fiscal 2014 and 2013 was 17% and (7)%, respectively, and has increased primarily due to the elimination of SASSA implementation costs in fiscal 2014, partially offset by the increase in low-margin prepaid airtime sales.

                     South African transaction processors:

            The table below presents the total volume and value processed during the third quarter of fiscal 2014 and 2013:

Table 9

	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
Transaction processor	2014	2013	2014	2013	2014	2013
CPS	28,829	28,727	2,517,122	3,031,625	27,371,937	25,666,342
EasyPay	99,706	105,708	2,438,669	2,815,953	26,518,814	23,840,425
Net1 Mobile Solutions (A)	45,629	5,933	1,925,571	2,381,514	20,939,237	20,162,374
MediKredit	2,677	2,706	257,479	175,651	2,799,902	1,487,096

            (A) – during fiscal 2014 FIHRST was integrated into Net1 Mobile Solutions. Volumes and values for 2013 represent FIHRST only.

            CPS volumes moderately increased due to the organic growth in the number of beneficiaries added by SASSA, partially offset by SASSA’s suspension of former grant recipient cardholders who had not presented themselves for enrollment during the third quarter of fiscal 2014. EasyPay volumes have decreased due to fewer sales of prepaid airtime, but the decrease was partially offset by an increase in transaction switching and other value-added services. Net1 Mobile Solutions volumes have increased primarily due to the launch of prepaid airtime product in fiscal 2014.

              International transaction-based activities

            KSNET continues to contribute the majority of our revenues and operating income in this operating segment. Revenue increased primarily due to KSNET’s revenue growth during the third quarter of fiscal 2014 and was partially offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer in the third quarter of fiscal 2013. Operating income during the third quarter of fiscal 2014 was higher due to increase in revenue contribution from KSNET and due to the NUETS Iraqi customer bad debt provision in fiscal 2013, but partially offset by ongoing losses related to our XeoHealth launch in the United States and at Net1 Virtual Card, as well as ongoing competition in the Korean marketplace.

            Operating income margin for the segment is lower than for most of our South African transaction-based businesses. Operating income margin for the third quarter of fiscal 2014 and 2013 was 4% and (4)%, respectively (excluding intangible amortization, 13% and 6%, respectively.)

              Smart card accounts

            In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of full implementation of the SASSA contract. Operating income margin from providing smart card accounts for the third quarter of fiscal 2014 and 2013 was 29% and 28%, respectively.

            In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 9.6 million smart card-based accounts were active at March 31, 2014 compared to approximately 6.5 million active accounts as at March 31, 2013.

              Financial services

            UEPS-based lending contributes the majority of the revenue and operating income in this operating segment. Revenue and operating income increased primarily due to the year-over-year increase in the number of loans granted as we rolled out our product nationally in the first half of fiscal 2014. The increase in operating income was partially offset by the higher UEPS-based lending operating cost base in fiscal 2014 and the re-allocation of UEPS-based lending corporate and administration overhead expenses to this segment. Smart Life did not contribute to operating income in the third quarter of fiscal 2014 as it is currently unable to issue new insurance policies as a result of the suspension of its license by the Financial Services Board, or FSB, in January 2013.

            Third quarter of fiscal 2014 includes the re-allocation of UEPS-based lending corporate administration and overhead expenses to this segment from the South African transaction-based activities segment. We were not able to accurately quantify these expenses for last year and therefore did not allocate such costs to this segment during the third quarter of fiscal 2013.

            Operating income margin for the financial services segment decreased to 46% from 69%, primarily as a result of the higher UEPS-based lending operating cost base in fiscal 2014 and corporate overhead expense re-allocation described above.

              Hardware, software and related technology sales

            In ZAR, the increase in revenue and operating income resulted from more ad hoc terminal and smart card sales. We continue to expect significant quarter over quarter fluctuations in revenue, operating income and operating margin due to the ad hoc nature of orders in this operating segment.

              Corporate/eliminations

            The decrease in our corporate expenses resulted primarily from fewer legal fees incurred in connection with the US government investigations compared the third quarter of fiscal 2014, partially offset by higher other corporate head office-related expenses.

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

            Year to date fiscal 2014 compared to year to date fiscal 2013

            The following factors had an influence on our results of operations during the year to date fiscal 2014 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 23% against the ZAR during the year to date fiscal 2014 which negatively impacted our reported results;
  SASSA implementation complete: We incurred implementation-related expenditure, including smart card costs, of approximately $57.5 million during the year to date fiscal 2013;
  Higher revenue resulting from an increase in low-margin prepaid airtime sales: Our revenue has increased as a result of the deployment of our prepaid airtime product during the year to date fiscal 2014, which has lower margins compared with our other South African businesses;
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
  Ad hoc hardware sales in fiscal 2014: We sold more terminals and cards during the year to date fiscal 2014 as a result of ad hoc orders received from our customers;
  Fewer US government investigation-related expenses: We incurred fewer US government investigation-related expenses during the year to date fiscal 2014 compared with 2013; and
  Fiscal 2013 bad debt provision: In fiscal 2013 we provided $2.3 million related to the expired NUETS Iraqi customer contracts.

            Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with US GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 10	(US GAAP)
	Nine months ended March 31,
	2014	2013	$ %
	$ ’000	$ ’000	change
Revenue	398,903	334,265	19%
Cost of goods sold, IT processing, servicing and support	187,591	143,789	30%
Selling, general and administration	121,916	149,854	(19%	)
Depreciation and amortization	30,245	31,051	(3%	)
Operating income	59,151	9,571	518%
Interest income	9,993	8,195	22%
Interest expense	5,712	6,117	(7%	)
Income before income tax expense	63,432	11,649	445%
Income tax expense	22,119	7,172	208%
Net income before earnings from equity-accounted investments	41,313	4,477	823%
Earnings from equity-accounted investments	202	204	(1%	)
Net income	41,515	4,681	787%
Add net loss attributable to non-controlling interest	(12)	(11)	9%
Net income attributable to us	41,527	4,692	785%

	In South African Rand
Table 11	(US GAAP)
	Nine months ended March 31,
	2014	2013
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	4,140,654	2,827,147	46%
Cost of goods sold, IT processing, servicing and support	1,947,214	1,216,139	60%
Selling, general and administration	1,265,501	1,267,435	(0%	)
Depreciation and amortization	313,947	262,624	20%
Operating income	613,992	80,949	658%
Interest income	103,728	69,312	50%
Interest expense	59,291	51,736	15%
Income before income tax expense	658,429	98,525	568%
Income tax expense	229,597	60,659	279%
Net income before earnings from equity-accounted investments	428,832	37,866	1,032%
Earnings from equity-accounted investments	2,097	1,725	22%
Net income	430,929	39,591	988%
Add net loss attributable to non-controlling interest	(125)	(93)	34%
Net income attributable to us	431,054	39,684	986%

            The increase in revenue was primarily due to a higher contribution from KSNET, more ad hoc terminal and card sales, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, higher prepaid airtime sales driven by the rollout of our prepaid airtime product, and an increase in the number of UEPS-based loans.

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

            In USD, our selling, general and administration expense decreased due to the substantial elimination of SASSA contract implementation costs and fewer legal fees in connection with the US government investigations in the current year, which was offset by increases in goods and services purchased from third parties.

            Our operating income margin for the year to date fiscal 2014 and 2013, was 15% and 3%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to the substantial elimination of implementation costs in fiscal 2014.

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

	Nine months ended
Table 12	March 31,
	2014	2013
	$ ’000	$ ’000
Amortization included in depreciation and amortization expense:	12,453	13,954
South African transaction-based activities	2,232	4,003
International transaction-based activities	10,013	9,697
Hardware, software and related technology sales	208	254

	Nine months ended
Table 13	March 31,
	2014	2013
	ZAR ’000	ZAR ’000
Amortization included in depreciation and amortization expense:	129,253	118,024
South African transaction-based activities	23,165	33,857
International transaction-based activities	103,936	82,015
Hardware, software and related technology sales	2,152	2,152

            Interest on surplus cash increased to $10.0 million (ZAR 103.7 million) from $8.2 million (ZAR 69.3 million), due primarily to higher average daily ZAR cash balances.

            In US dollars, interest expense decreased to $5.7 million (ZAR 59.3 million) from $6.1 million (ZAR 51.7 million) due to a lower average long-term debt balance on our Korean debt as well as lower interest rate resulting from our refinancing concluded in October 2013.

            Year to date fiscal 2014 tax expense was $22.1 million (ZAR 229.6 million) compared to $7.2 million (ZAR 60.7 million) in fiscal 2013. Our effective tax rate for fiscal 2014, was 34.9% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges). Our effective tax rate for the year to date fiscal 2013, was 61.6% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes.

            Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below.

Table 14	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2014	% of		2013	% of		%
Operating Segment	$’000	total		$ ’000	total		change
Consolidated revenue:
SA transaction-based activities	200,133	50%		181,137	54%		10%
International transaction-based activities	109,099	27%		97,881	29%		11%
Smart card accounts	33,178	8%		25,240	8%		31%
Financial services	19,725	5%		4,483	1%		340%
Hardware, software and related technology sales	36,768	10%		25,524	8%		44%
Total consolidated revenue	398,903	100%		334,265	100%		19%
Consolidated operating (loss) income:
SA transaction-based activities	37,825	64%		4,136	43%		815%
Operating income before amortization	40,057			8,139			392%
Amortization of intangible assets	(2,232)			(4,003)			(44%	)
International transaction-based activities
	4,738	8%		(1,331)	(14%	)	nm
Operating income before amortization	14,751			8,366			76%
Amortization of intangible assets	(10,013)			(9,697)			3%
Smart card accounts	9,456	16%		7,194	75%		31%
Financial services	6,902	12%		3,292	34%		110%
Hardware, software and related technology sales	8,540	14%		4,478	47%		91%
Operating income before amortization	8,748			4,732			85%
Amortization of intangible assets	(208)			(254)			(18%	)
Corporate/eliminations	(8,310)	(14%	)	(8,198)	(85%	)	1%
Total consolidated operating income	59,151	100%		9,571	100%		518%

Table 15	In South African Rand (US GAAP)
	Nine months ended March 31,
	2014			2013
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Consolidated revenue:
SA transaction-based activities	2,077,401	50%		1,532,021	54%		36%
International transaction-based activities	1,132,459	27%		827,858	29%		37%
Smart card accounts	344,391	8%		213,475	8%		61%
Financial services	204,747	5%		37,916	1%		440%
Hardware, software and related technology sales	381,656	10%		215,877	8%		77%
Total consolidated revenue	4,140,654	100%		2,827,147	100%		46%
Consolidated operating (loss) income:
SA transaction-based activities	392,627	64%		34,981	43%		1,022%
Operating income before amortization	415,792			68,838			504%
Amortization of intangible assets	(23,165)			(33,857)			(32%	)
International transaction-based activities	49,181	8%		(11,257)	(14%	)	nm
Operating income before amortization	153,117			70,758			116%
Amortization of intangible assets	(103,936)			(82,015)			27%
Smart card accounts	98,154	16%		60,845	75%		61%
Financial services	71,643	12%		27,843	34%		157%
Hardware, software and related technology sales	88,646	14%		37,874	47%		134%
Operating income before amortization	90,798			40,026			127%
Amortization of intangible assets	(2,152)			(2,152)			-
Corporate/eliminations	(86,259)	(14%	)	(69,337)	(85%	)	24%
Total consolidated operating income	613,992	100%		80,949	100%		658%

              South African transaction-based activities

            In ZAR, the increases in segment revenue were primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System, incremental prepaid airtime sales driven by the rollout of our prepaid airtime product, and reflect the elimination of inter-company transactions.

            Our operating income margin for fiscal 2014 and 2013 was 19% and 2%, respectively, and has increased primarily due to the substantial elimination of SASSA implementation costs in fiscal 2014 and partially offset by the increase in low-margin prepaid airtime sales.

                     South African transaction processors:

            The table below presents the total volume and value processed during the year to date fiscal 2014 and 2013:

Table 16
	Total volume (‘000s)		Total value $ (‘000)		Total value ZAR (‘000)
Transaction processor	2014	2013	2014	2013	2014	2013
CPS	85,692	85,669	7,894,032	9,184,743	81,940,837	77,682,718
EasyPay	305,623	319,508	7,935,448	8,525,275	82,370,747	72,105,069
Net1 Mobile Solutions (A) .	104,311	18,098	6,233,573	7,289,395	64,705,111	61,652,241
MediKredit	7,514	7,684	660,132	508,863	6,852,238	4,303,865

            (A) – during fiscal 2014 FIHRST was integrated into Net1 Mobile Solutions. Volumes and values for 2013 represent FIHRST only.

            CPS volumes moderately increased due to the organic growth in the number of beneficiaries added by SASSA, partially offset by SASSA’s suspension of former grant recipient cardholders who had not presented themselves for enrollment during the third quarter of fiscal 2014. EasyPay volumes have decreased due to fewer sales of prepaid airtime, but the decrease was partially offset by an increase in transaction switching and other value-added services. Net1 Mobile Solutions volumes have increased primarily due to the launch of prepaid airtime product in fiscal 2014.

              International transaction-based activities

            Revenue increased primarily due to KSNET’s revenue growth during the year to date fiscal 2014 and was partially offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer in the third quarter of fiscal 2013. Operating income during the year to date fiscal 2014 was higher due to increase in revenue contribution from KSNET, but partially offset by the loss of the NUETS Iraqi contract as well as ongoing losses related to our XeoHealth launch in the United States and at Net1 Virtual Card, as well as ongoing competition in the Korean marketplace.

            Operating income margin for the year to date fiscal 2014 and 2013 was 4% and (1)%, respectively (excluding intangible amortization, 14% and 9%, respectively.)

              Smart card accounts

            In ZAR, our revenue from this operating segment was higher because the number of smart card-based accounts has increased as a result of full implementation of the SASSA contract. Operating income margin from providing smart card accounts for the year to date fiscal 2014 and 2013 was 29% and 29%, respectively.

            In ZAR, revenue from the provision of smart card-based accounts increased in proportion to the increased number of recipients serviced through our SASSA contract. Approximately 9.6 million smart card-based accounts were active at March 31, 2014 compared to approximately 6.5 million active accounts as at March 31, 2013.

              Financial services

            Revenue increased primarily due to the increase in the number of loans granted as we rolled out our product nationally. Operating income decreased primarily as a result of related start-up expenses, establishment of the allowance for doubtful finance loans receivable and the re-allocation of UEPS-based lending corporate and administration overhead expenses to this segment. Smart Life did not contribute to operating income in the year to date fiscal 2014 due to the FSB suspension.

            Year to date fiscal 2014 includes the re-allocation of UEPS-based lending corporate administration and overhead expenses to this segment from the South African transaction-based activities segment. We were not able to accurately quantify these expenses for last year and therefore did not allocate such costs to this segment during the year to date fiscal 2013.

            Operating income margin for the financial services segment decreased to 35% from 73%, primarily as a result of the roll-out expenditures, allowance for doubtful finance loans receivable and corporate overhead expense re-allocation described above.

              Hardware, software and related technology sales

            In ZAR, the increase in revenue and operating income resulted from more ad hoc terminal and smart card sales. We continue to expect significant quarter over quarter fluctuations in revenue, operating income and operating margin due to the ad hoc nature of orders in this operating segment.

              Corporate/eliminations

            The increase in our corporate expenses resulted primarily from increases in general corporate legal fees, executive emoluments and other corporate head office-related expenses purchased from third parties, partially offset by lower US government investigation expenses.

            Our corporate expenses also include expenditure related to compliance with Sarbanes; non-employee directors’ fees; employee and executive salaries and bonuses; stock-based compensation; audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Liquidity and Capital Resources

            At March 31, 2014, our cash balances were $30.9 million, which comprised mainly ZAR-denominated balances of ZAR 157.8 million ($14.9 million), KRW-denominated balances of KRW 11.2 billion ($10.5 million) and US dollar-denominated balances of $4.3 million and other currency deposits, primarily euro, of $1.1 million. The decrease in our cash balances from June 30, 2013, was primarily due to the expansion of our UEPS-based lending business, working capital changes, the repayment of a portion of our Korean debt and acquisition of all of the remaining shares of KSNET that we did not already own.

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

            We have a ZAR 400 million South African Rand-denominated short-term credit facility with Nedbank Limited, a South African bank. This short-term facility comprises of an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of March 31, 2014, we had no amounts outstanding under the overdraft facility and had utilized ZAR 143.1 million ($13.5 million, translated at exchange rates applicable as of March 31, 2014) of the indirect and derivative facilities to support cross-guarantees issued to Nedbank for guarantees issued by Nedbank to various third parties on our behalf. As of March 31, 2014, the interest rate on the overdraft facility was 7.85% . The short-term facility is repayable on demand. Refer to Note 8 to the unaudited condensed consolidated financial statements for more information about the terms of South African short-term facility.

            We also have a KRW 10 billion Korean won denominated overdraft facility with Hana Bank, a Korean bank. As of March 31, 2014, we had no amounts outstanding under the overdraft facility. As of March 31, 2014, the interest rate on the overdraft facility was 4.98% . Any amounts outstanding under this overdraft facility are repayable in full in January 2015. Refer to Note 8 to the unaudited condensed consolidated financial statements for more information about the terms of Korean overdraft facility.

            We have a KRW 85.0 billion Korean won denominated five-year senior secured term loan and revolving credit facility with a group of group of Korean banks. As of March 31, 2014, we had outstanding long-term debt of KRW 77.2 billion (approximately $71.2 million translated at exchange rates applicable as of March 31, 2014). The loans bear interest at the Korean CD rate in effect from time to time (2.65% as of March 31, 2014) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. Scheduled repayments of the term loans and loan under the revolving credit facility are as follows: October 2014 (KRW 15 billion), April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 9 to the unaudited condensed consolidated financial statements for more information about the terms of our long-term Korean facility.

            Cash flows from operating activities

              Third quarter of fiscal 2014

            Net cash provided by operating activities for the third quarter of fiscal 2014 was $34.6 million (ZAR 376.2 million) compared to $12.2 million (ZAR 103.2 million) for the third quarter of fiscal 2013. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity, the substantial elimination of implementation costs related to our SASSA contract in fiscal 2014, partially offset by the expansion of our UEPS-based lending book.

            We paid no taxes in South Africa during the third quarter of fiscal 2014. We paid provisional Korean taxes of $1.6 million related to our tax year ended December 31, 2013. During the third quarter of fiscal 2013, we paid first and second provisional South African taxes of $0.47 million (ZAR 4.3 million) and $0.1 million (ZAR 0.7 million), respectively, related to our 2013 tax year and dividend withholding tax of $0.2 million (ZAR 1.9 million). We also paid provisional Korean taxes of $0.9 million related to our tax year ended December 31, 2012.

            Taxes paid during the third quarter of fiscal 2014 and 2013 were as follows:

Table 17	Three months ended March 31,
	2014	2013	2014	2013
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	-	473	-	4,339
Second provisional tax payment	-	82	-	728
Taxation refunds received	(36)	-	(400)	(4)
Dividend withholding taxation	-	213	-	1,871
Total South African taxes paid	(36)	768	(400)	6,934
Foreign taxes paid: primarily Korea	1,606	933	17,330	8,180
Total tax paid	1,570	1,701	16,930	15,114

            We expect to pay our second provisional payments in South Africa related to our 2014 tax year in the fourth quarter of fiscal 2014.

              Year to date fiscal 2014

            Net cash provided by operating activities for the year to date fiscal 2014 was $5.7 million (ZAR 59.1 million) compared to cash provided by operating activities of $31.0 million (ZAR 262.1 million) for the year to date fiscal 2013. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our UEPS-based lending book, offset by cash inflows from improved trading activity and the substantial elimination of implementation costs related to our SASSA contract in fiscal 2014.

            During the year to date fiscal 2014, we paid South African tax of $13.3 million (ZAR 137.8 million) related to our 2014 tax year and $0.2 million (ZAR 2.4 million) related to prior tax years. We also paid provisional Korean taxes of $2.6 million related to our tax year ended December 31, 2013. During the year to date fiscal 2013, we paid first and second provisional South African taxes of $6.8 million (ZAR 54.7 million) and $0.08 million (ZAR 0.7 million), respectively, related to our 2013 tax year, $3.1 million (ZAR 27.0 million) related to prior tax years and dividend withholding taxes of $0.6 million (ZAR 5.4 million). We also paid provisional Korean taxes of $1.7 million related to our tax year ended December 31, 2012.

            Taxes paid during the year to date fiscal 2014 and 2013 were as follows:

Table 18	Nine months ended March 31,
	2014	2013	2014	2013
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	13,292	6,757	137,773	58,693
Second provisional payments	-	82	-	728
Taxation paid related to prior years	228	3,110	2,360	26,978
Taxation refunds received	(36)	(118)	(400)	(1,010)
Dividend withholding taxation	-	611	-	5,371
Total South African taxes paid	13,484	10,442	139,733	90,760
Foreign taxes paid: primarily Korea	2,613	1,738	27,507	14,992
Total tax paid	16,097	12,180	167,240	105,752

       Cash flows from investing activities

              Third quarter of fiscal 2014

            Cash used in investing activities for the third quarter of fiscal 2014 includes capital expenditure of $4.8 million (ZAR 52.7 million), primarily for the acquisition of payment processing terminals in Korea.

            Cash used in investing activities for the third quarter of fiscal 2013 includes capital expenditure of $5.1 million (ZAR 46.7 million), primarily for computer equipment for our SASSA contract and acquisition of payment processing terminals in Korea.

              Year to date fiscal 2014

            Cash used in investing activities for the year to date fiscal 2014 includes capital expenditure of $17.3 million (ZAR 178.9 million), primarily for the acquisition of payment processing terminals in Korea.

            Cash used in investing activities for the year to date fiscal 2013 includes capital expenditure of $17.1 million (ZAR 144.7 million), primarily for computer equipment, payment vehicles and related equipment for our SASSA contract and acquisition of payment processing terminals in Korea. During the year to date fiscal 2013 we paid, net of cash acquired, $1.9 million (ZAR 16.2 million) for Net1 Mobile Solutions and $0.2 million for SmartSwitch Botswana.

       Cash flows from financing activities

              Third quarter of fiscal 2014

            During the third quarter of fiscal 2014, we utilized approximately $1.0 million of our Korean borrowings to pay quarterly interest due.

            There were no cash flows from financing activities during the third quarter of fiscal 2013.

            Year to date fiscal 2014

            During the year to date fiscal 2014, we refinanced our Korean debt and received $87 million from Korean banks. In October 2013, we used $72.6 million of these new borrowings and $14.4 million of our surplus cash to repay the $87.0 million due under our old facility. In addition, we paid the facility fees related to our new Korean borrowings of approximately $0.9 million. In January 2014, we utilized approximately $1.0 million of these new borrowings to pay quarterly interest due in Korea.

            We paid approximately $2.0 million for substantially all of the shares of KSNET we did not already own during the second quarter of fiscal 2014. As discussed above, we utilized our South African short-term facility during the year to date fiscal 2014 and owe approximately $37.8 million as of March 31, 2014.

            During the year to date fiscal 2013, we made a scheduled $7.3 million long-term debt repayment and received $0.2 million from the exercise of stock options.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements.

Capital Expenditures

            We expect capital spending for the fourth quarter of fiscal 2014 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea.

            Our historical capital expenditures for the third quarter of fiscal 2014 and 2013 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of March 31, 2014, of $0.1 million related mainly to computer equipment. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

            The following table sets forth our contractual obligations as of March 31, 2014:

Table 19	Payments due by Period, as of March 31, 2014 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	84,420	17,820	24,869	41,731	-
Operating lease obligations	7,853	3,787	3,742	324	-
Purchase obligations	6,507	6,507	-	-	-
Capital commitments	125	125	-	-	-
Other long-term obligations (B)(C)	20,117	-	-	-	20,117
Total	119,022	28,239	28,611	42,055	20,117

(A)	– Includes $72.1 million of long-term debt and interest payable at the rate applicable on March 31, 2014, under our Korean debt facility.

(B)	– Includes policy holder liabilities of $19.3 million related to our insurance business.

(C)

– We have excluded cross-guarantees in the aggregate amount of $13.5 million issued as of March 31, 2014, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

            In addition to the tables below, see note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

            The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2014, as a result of changes in the Korean CD. The effect of a hypothetical 1% increase and a 1% decrease in each of the Korean CD rate as of March 31, 2014, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2014
Table 20		Hypothetical		Estimated annual
		change in		expected interest
		Korean CD		charge after
		rate or South		hypothetical change in
	Annual	Africa		Korean CD rate or
	expected	overdraft		South African
	interest	facility rate,		overdraft facility rate,
	charge	as		as appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	4,125	1%		4,845
		(1%	)	3,404

             The following table summarizes our exchange-traded equity securities with equity price risk as of March 31, 2014. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2014, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of March 31, 2014
Table 21
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	7,662	10%		8,428	0.20%
		(10%	)	6,896	(0.20%	)

Item 4. Controls and Procedures

            Evaluation of disclosure controls and procedures

            Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

            Changes in Internal Control over Financial Reporting

            There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

            Constitutional Court pronounces remedy for SASSA tender award

            On April 17, 2014, the South African Constitutional Court, the highest court in South Africa, issued its ruling on an appropriate remedy following its declaration on November 29, 2013, that the tender process followed by SASSA in awarding a contract to us was constitutionally invalid. The Constitutional Court upheld the declaration of invalidity of our SASSA contract, but suspended such declaration until the awarding of a new tender by SASSA in accordance with the ruling or if no tender is awarded, for the remainder of the existing five-year contract period, as further described below.

            The Constitutional Court ordered SASSA to initiate a new tender process within 30 days after the ruling. The request for proposals for the new tender must contain adequate safeguards to ensure that no loss of lawful existing social grants occurs, the payment of lawful existing grants is not interrupted, and personal data obtained in the payment process remains private and may not be used in any manner for any purpose other than payment of grants or for any purpose sanctioned by the Minister of Social Development. The new tender must be for a period of five years and a new and independent Bid Evaluation and Bid Adjudication Committee must be appointed to evaluate and adjudicate the new tender process. Their evaluation and adjudication must be made public by filing, with the Registrar of the Constitutional Court, a status report on the first Monday of every quarter of the year until completion of the process.

            The Constitutional Court further ruled that if SASSA does not award a new tender, the declaration of invalidity of our current SASSA contract will be further suspended until completion of the five-year year period for which the contract was originally awarded. In this event, SASSA must, within 14 days of its decision not to award the tender, lodge a report to the Registrar of the Constitutional Court setting out all the relevant information on whether and when it will be ready to assume the duty to pay grants itself. Furthermore, our wholly owned subsidiary that won the 2012 tender, namely Cash Paymaster Services Proprietary Limited, must in this event file with the Constitutional Court an audited statement of expenses incurred, income received and net profit earned by it during the five year completed contract period, which statement must also be verified by an independent auditor appointed by SASSA and filed with the Constitutional Court. Finally, AllPay was ordered to pay SASSA’s and our costs in relation to the application to lead further evidence brought in the main merits application and all parties were ordered to pay their own costs related to the provision of further evidence to the Constitutional Court in order for it to determine the ruling described above.

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

            The South African Constitutional Court has ordered SASSA to run a new tender process for the payment of social grants. As a result, we cannot predict whether our SASSA contract will remain in effect for the remainder of its five-year term. We derive a substantial portion of our revenues from this contract and from the provision of financial and other services to our cardholder base. If we were to lose our SASSA contract, our business would suffer significantly.

            On April 17, 2014, the South African Constitutional Court issued its ruling on an appropriate remedy following its declaration on November 29, 2013 that the tender process followed by SASSA in awarding a contract to us was constitutionally invalid. In its ruling, the Constitutional Court upheld the declaration of invalidity of our SASSA contract, but suspended such declaration until the awarding of a new tender by SASSA in accordance with the ruling or if no tender is awarded, for the remainder of the existing five-year contract period, as further described below.

            The Constitutional Court ordered SASSA to initiate a new tender process within 30 days after the ruling. The new tender must be for a period of five years and a new and independent Bid Evaluation and Bid Adjudication Committee must be appointed to evaluate and adjudicate the new tender process. The Constitutional Court further ruled that if SASSA does not award a new tender, the declaration of invalidity of our current SASSA contract will be further suspended until completion of the five-year year period for which the contract was originally awarded.

            We cannot predict what the timing or outcome of the new tender process will be, or if a new tender award will be made at all after the new tender process. We intend to participate in the new tender, which will consume a substantial portion of our management’s time and attention. If SASSA awards the new tender to another bidder, we would lose the benefit of the remaining portion of our contract.

            In addition, our SASSA contract has enabled us to offer a variety of innovative financial and other services, such as UEPS-based loans and procurement of prepaid airtime, to our social welfare recipient cardholders. Although we believe that our offerings frequently represent the lowest-cost alternative for our customers for these types of services, if were to lose our SASSA contract, it might be less convenient for our cardholder customers to purchase these services from us and thus, we may have difficulty growing or even maintaining this aspect of our South African business, which would negatively affect our future operating performance.

Item 6. Exhibits

            The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.30	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.		8-K	10.30	March 18, 2014
10.31	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.		8-K	10.31	March 18, 2014
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

Net 1 UEPS Technologies, Inc. - Form 10-Q -

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director