Form 10-K
period 2014-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2014-08-28
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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
Yes [   ]      No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $218,600,379. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 25, 2014, 47,819,299 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

            In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2015 fiscal year, which runs from July 1, 2014 to June 30, 2015.

ITEM 1. BUSINESS

Overview

            We are a leading provider of payment solutions and transaction processing services across multiple industries and in a number of emerging economies.

            We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, and UEPS/EMV derivative discussed below, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has been certified by the EuroPay, MasterCard and Visa global standard, or EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, international money transfers, voting and identification.

            We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies.

            Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over nine million recipient cardholders across the entire country, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service. We provide financial inclusion services such as microloans, mobile transacting and prepaid utilities to our cardholder base.

            Internationally, through KSNET, we are one of the top three value-added network, or VAN, processors in South Korea, and we offer card processing, payment gateway and banking value-added services in that country. Our XeoHealth service provides funders and providers of healthcare in United States with an on-line real-time management system for healthcare transactions.

            Our Net1 Mobile Solutions, or N1MS, business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as Mobile Virtual Card, or MVC, Chip and GSM licensing and Virtual Top Up, or VTU, and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Malawi, Cameroon, the Philippines and Colombia.

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

            Online transaction processing services: The continued global growth of retail credit and debit card transactions is reflected in the March 2014 Nilson Report, according to which worldwide annual general purpose card purchase dollar volume increased 19.3% to $20.6 trillion in 2013, while transaction volume increased by 12.2% to 200 billion transactions and cards issued increased by 13.3% to 8.3 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, UnionPay and American Express. In South Africa we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and pre-paid utility purchases that we offer as a complete solution to merchants and retailers. In South Korea, through KSNET, we are one of the top three VAN processors and we provide card processing, banking value-added services and payment gateway functionality to more than 225,000 retailers. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

            Mobile Payments: Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. The World Bank’s research has confirmed the rising popularity of using mobile phones to transfer money and for banking that often does not require setting up an account at a brick-and-mortar bank. The World Bank has stated that mobile banking, which allows account holders to pay bills, make deposits or conduct other transactions via text messaging, has rapidly expanded in Sub-Saharan Africa, where traditional banking has been hampered by transportation and other infrastructure problems.

            Mobile phones are therefore increasingly viewed as a channel through which this underserved population can gain access to formal financial and other services. Today, most mobile payment solutions offered by various participants in the industry largely provide access to information and basic services, such as allowing consumers to check account balances or transfer funds between existing accounts with the financial institution, but they offer limited functionality and ability to use the mobile device as an actual payments and banking instrument. Our UEPS and MVC solutions are enabled to run on the SIM cards in mobile phones and provide our users with secure payment and banking functionality.

            Healthcare: Given the lack of broad-based healthcare services in many emerging economies, governments are increasingly focused on driving initiatives to provide affordable and accessible healthcare services to their populations. Similarly, countries such as the United States are embarking on expansive overhauls of their existing healthcare systems.

            Through our XeoHealth service we utilize our real-time rules engine and claims processing technology to offer governments, funders and providers of healthcare a comprehensive solution that offers a completely automated healthcare rules adjudication and payment system, reducing both cost and time.

Our Core Proprietary Technologies

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

            The MVC solution utilizes existing and traditional payment methods but enhances them by replacing plastic card data with a one-time-use virtual card data, hence eliminating the risk of theft, phishing, skimming, spoofing, etc. The virtual card data replaces, digit-for-digit, the credit (or debit) card number, the expiration date and the card verification value with only the issuer bank identification number (first 6-digit) remaining constant.

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

            The benefits of MVC include, for:

  Card issuers—increased transactional revenues from existing accounts, driving more transactional revenues and elimination of fraudulent card use.
  Mobile network operators—revenues from payments, reduced churn, opportunities for powerful co-branding schemes.
  Consumers—convenience, peace of mind, ease of use, rewards.
  Merchants—elimination of charge-backs and fraud at no extra cost.

Our Strategy

            We intend to provide the leading transacting system for the billions of unbanked and under-banked people in the world to engage in electronic transactions, as well as to provide our transaction processing, value-added services processing, new secure mobile payment technologies and healthcare processing services globally. To achieve these goals, we are pursuing the following strategies:

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

  Government focus on expansion of social benefits—As a result of the South African government’s focus on the provision of social grants as a core element of its social assistance and poverty alleviation policies, and our SASSA contract to distribute such grants on a national basis, we believe that we are in a position to provide services to over 50% of the country’s adult population. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe we can provide many of the services consumed by our cardholders who would otherwise have to rely on the informal sector.

  Increasing adoption of existing services—Our technology supports a variety of other products and smart card to smart card, or S2S, services that expand the use of our technology and provide us with new sources of transaction-based revenues. During the last several years, we have introduced these new products and financial services in South Africa for existing and newly-enrolled cardholders. We have installed our POS terminals in thousands of mostly rural merchant locations throughout the country, which allows recipient cardholders to receive their grants at these locations and transact business with the retailers using our smart card. We have enabled our cards to be compliant with international EMV standards, which will allow our cardholder base to purchase goods and services at merchant POS locations that currently accept MasterCard-branded cards and all South African ATMs. This additional functionality allows us to significantly expand the number of terminals and ATMs that use our smart card, capturing fees from new transactions and positioning our cards to be used by a larger share of the banked population.

•

Introduction of new services–We are also poised to benefit from the introduction and adoption of new services across our various platforms, which we believe will generate significant incremental transaction fee revenue from current and new users at a relatively low cost to us. Some of these services include:

o

Value-added services through multiple EasyPay channels—EasyPay is the largest bank-independent financial switch and merchant processor in South Africa for credit and debit card transactions. Our technology also allows us to provide a variety of additional, value-added payment services, such as bill payment, prepaid mobile top-up, prepaid utility services and gift cards, that we sell into our existing card holder base as well as to new customers. We have developed additional platforms to access EasyPay’s offerings such as a self service kiosks, or EasyPay Kiosk, and web and mobile phone applications to create a larger, seamless, value-added payments eco-system.

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

•

Leveraging our new payment technologies to gain access to developed and developing economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed and acquired proprietary technology, with a specific focus on mobile payments, that is particularly relevant to developed economies. Our MVC application for mobile telephones, for example, is designed to eliminate fraud associated with card-not-present credit card transactions effected by telephone or over the internet and are prevalent in developed economies such as the United States. We believe that mobile payments, mobile wallets and the related applications should be a critical component of a payment processor’s future strategy and we have dedicated a significant portion of our research and development resources to ensure that we remain at the forefront of this rapidly evolving technological space. While some of our mobile solutions are more relevant in developed markets such as the United States, we have also experienced significant demand for our mobile payment solutions from developing economies, where mobile transacting is seen as the best solution to rapidly leapfrog the antiquated payment solutions typically available in these countries at minimal cost.

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

              Cash Paymaster Services (“CPS”)

            Our CPS business unit is based in Johannesburg, South Africa, and deploys our UEPS/EMV–Social Grant Distribution technology to distribute social welfare grants on a monthly basis to over nine million recipient cardholders in South Africa. These social welfare grants are distributed on behalf of the South African Social Security Agency, or SASSA. During our 2014, 2013 and 2012 fiscal years, we derived approximately 27%, 42%, and 41% of our revenues respectively, from CPS’ social welfare grant distribution business.

            CPS provides a secure and affordable transacting channel between social welfare grant recipient cardholders, beneficiaries, SASSA and formal businesses. CPS enrolls social welfare grant recipient cardholders and, as appropriate, the respective beneficiaries by issuing the recipient cardholder with a UEPS/EMV smart card that digitally stores their biometric fingerprint templates on the card, enabling them to access their social welfare grants securely at any time or place and providing them with a fully-fledged bank account.

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

            Our UEPS/EMV–Social Grant Distribution technology provides numerous benefits to government agencies, recipient cardholders and beneficiaries. The system offers government a reliable service at a reasonable price. For recipient cardholders and, as appropriate, the beneficiaries, our smart card offers financial inclusion, convenience, security, affordability, flexibility and accessibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint or voice identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Recipient cardholders have access to affordable financial services, can save money on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, recipient cardholders pay no transaction fees when they use our infrastructure to load their smart cards, perform balance inquiries, purchase goods or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

            This business unit has been allocated to our South African transaction processing and Financial inclusion and applied technologies reporting segments.

              KSNET

            Our KSNET business unit is based in Seoul, South Korea, and is a significant payment solutions provider in South Korea, has the broadest product offering in the country, a base of approximately 225,000 merchants and an extensive direct and indirect sales network. KSNET’s core operations comprise of three project offerings, namely card VAN, payment gateway, or PG, and banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in South Korea. Over 90% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN.

            KSNET’s core product offerings are described in more detail below:

  Card VAN—KSNET’s card VAN offering manages credit and other non-cash alternative payment mechanisms for retail transaction processing for a wide range of merchants and every credit card issuer in South Korea. Non-cash alternative payment mechanisms for which KSNET provides processing services include all credit and debit cards and e-currency (K-cash and TMoney). KSNET also records cash transactions for the South Korean National Tax Service in the form of cash receipts.
  PG—KSNET offers PG services to the rapidly growing number of merchants that are moving online in South Korea. PG provides these merchants with a host of alternative payment solutions including the ability to accept credit and debit cards, gift and other prepaid cards, and bank account transfers. PG also provides virtual account capabilities. PG offers us an attractive growth opportunity as e-commerce transactions represent an increasing share of payments, driven by increased wire-line and wireless broadband penetration, an increasing number of merchants moving online, and the enhanced security of online transactions driving consumer acceptance. We believe that KSNET can become the leading provider in the PG industry by leveraging its existing merchant base and entering into new markets earlier than competitors.

  Banking VAN—KSNET’s banking VAN operations currently include account transaction processing services, payment and collections to banks, corporate firms, governmental bodies, and educational institutions. We distinguish card VAN from banking VAN because in the South Korean VAN market, banking VAN is recognized as a distinct service from card VAN. We are the only card VAN provider that also provides banking VAN services. Because the banking VAN business industry is at a nascent stage, the market at this time is relatively small.

            This business unit has been allocated to our International transaction processing reporting segment.

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
  EasyPay bill payment—EasyPay offers consumers a point-of-sale bill payment service which is integrated into a large number of national retailers, the internet, self service kiosks and mobile handsets. EasyPay processes monthly account payment transactions for a number of bill issuers including major local authorities, telephone companies, utilities, medical service providers, traffic departments, mail order companies, banks and insurance companies;
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

            This business unit has been allocated to our South African transaction processing reporting segment.

              Net1 Mobile Solutions

            Our N1MS business unit is managed from Johannesburg, South Africa with business development support branches in the United States and India. This business unit is responsible for the technical development and commercialization of our array of web and mobile applications and payment technologies.

            N1MS offers an array of products and services that cater for the needs of the global market and comprises of the following key business lines:

  Third Party Payments—Through FIHRST we are the largest provider of third party and payroll associated payments in South Africa, servicing over 1,800 employee groups that represent approximately 600,000 employees. Our market leading position is due to our ability to move informed money (the movement of money and its corresponding data to third party organizations). This allows us to provide one of the most comprehensive suites of financial services, ranging from garnishee orders through to payment modules and collections. We also offer the PayPlus service, providing employees with access to prepaid airtime, electricity and other value added services, or VAS.
  Prepaid Vending —The Prepaid business line handles multichannel distribution of electronic products and services aimed at a variety of markets. Across Africa and abroad, our VTU solutions open up a separate revenue stream for Mobile Network Operators, or MNOs, and other clients. The stability and scalability of our VTU offerings enables our customers to facilitate more than 100 million monthly transactions.
  MVC & Verification— Our internationally patented MVC technology is a market leading innovation which addresses the needs of the modern mobile payment market. It is the easiest, most secure and most convenient way to pay for goods and services online directly from a mobile phone. Our MVC technology provides a completely secure, off-line payment solution for card-not-present transactions, such as payments made for internet purchases. The MVC technology runs as an application on any mobile phone and utilizes our patented cryptographic card generator to secure any payment transaction. The advent of new technologies such as NFC or QR Codes also enables the utilization of our MVC technology for card present payments.
  MNOs Solutions—We provide specialized solutions for MNOs that boost average revenue per user, increase subscriber activity, and collect valuable profiling data. Our solutions range from Advance Airtime and Mobile Wallet technology, through to SMS Mega Promotions, tailor-made for each MNO with a focus to maximize subscriber activity, brand perception and profitability.
  Chip & SIM—Through our partnerships with MNOs as well as Card and Semiconductor manufacturers, we provide a strong lineup of feature rich chip and SIM solutions. All of these include our wide range of GSM Masks and custom software that enables mobile telephony, transactions and on-chip VAS. We support the above chip and SIM developments with dedicated chip-card based commerce frameworks. These incorporate POS, terminal and interbank transaction switching and clearance aimed at national government, petroleum and retail industries.
  Custom Development—The Custom Development business line produces solutions that span across Web, Mobile, Server, POS and Desktop environments. These solutions have been developed by addressing the needs of various industries and now form an integral pillar in our product and service portfolio. We develop both client-facing and background services, with coverage on every relevant platform including Mobile (Android, iOS, BlackBerry, Windows Phone 8 and J2ME) and Web (with full cross-browser compatibility).
  Cryptography—Our Cryptography business line focuses on security-orientated products which include our range of PIN encryption devices, card acceptance modules and Hardware Security Modules. These focus on financial, retail, telecommunications, utilities and petroleum sectors. In order to constantly enhance and improve our product offerings, special attention is placed on the development of security initiatives including TDES, EMV and PCI. We are a member of the STS association, actively participating in developing new and improved standards that address the needs of the modern cryptographic market.

            This business unit has been allocated to our South African processing, International transaction processing, and Financial inclusion and applied technologies reporting segments.

            Financial Services

            We have developed a suite of financial services that is offered to customers utilizing our payment solutions. We are able to provide our UEPS/EMV cardholders with competitive microfinance, life insurance, transactional and money transfer products based on our understanding of their risk profiles, demographics and lifestyle requirements. Our financial services offerings are designed on the principles of simplicity and cost-efficiency as they bring financial inclusion to our millions of cardholders who were previously unable to access any formal financial services. Our largest financial services offering is the provision of short-term microloans to our South African UEPS/EMV cardholders, where we provide the loans using our surplus cash reserves and earn revenue from the service fees charged on these loans.

            Following the suspension of our life insurance license during fiscal 2013 by the South African Financial Services Board, or FSB, that prevented us from writing any further life insurance policies, we have agreed a plan with the FSB to uplift the suspension. The eventual upliftment of the suspension is subject to FSB approval of our implementation of this plan. We intend to offer our customer base the insurance products applicable to this market segment when the suspension is uplifted, focusing on group life and funeral insurance policies.

            Our Financial Services activities have been allocated to our Financial inclusion and applied technologies reporting segment.

              XeoHealth

            Our XeoHealth business unit operates from Frederick, Maryland, and offers our XeoRules real time adjudication, or RTS, solutions for the end-to-end electronic processing of medical claims information in the United States. XeoHealth has won a number of projects in the United States either as the primary contractor for the provision of our RTS solution to customers, or as a sub-contractor to parties contracted to provide an adjudication solution.

            XeoHealth has been allocated to our International transaction processing reporting segment.

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

            We believe that SASSA considers the technology utilized, pricing of the payment service rendered and other factors such as BEE rating as the most important factors when considering potential service providers. We compete with other service providers on these aspects through SASSA’s tender processes, when applicable, or through contract extension negotiations. Our current SASSA contract expires in 2017; however, as described in Item 3—Legal Proceedings, SASSA has been directed to conduct a new tender process which may result in the award of a new tender prior to the expiration of our contract.

            We have identified 13 major card VAN companies in South Korea, of which KSNET is one of the three largest. The other two large VAN companies are NICE Information & Telecommunication Inc. and Korea Information & Communications Company, Limited. Entities operating in the VAN industry in South Korea compete on pricing and customer service.

            EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and claims to have processed in excess of 2.5 billion transactions during the twelve months ended June 2013 valued at trillions of ZAR.

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

Research and Development

            During fiscal 2014, 2013 and 2012, we incurred research and development expenditures of $2.2 million, $1.3 million and $3.9 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS and UEPS/EMV software and its functionality and the design and development of our MVC concept and mobile payment applications. For example, we continually advance our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in the hardware platforms that are not proprietary to us but which form part of our system.

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

Financial Information about Geographical Areas and Operating Segments

            Note 23 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2014, 2013 and 2012. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue			Long-lived assets
	2014	2013	2012	2014	2013	2012
	$’000	$’000	$’000	$’000	$’000	$’000

South Africa	428,931	317,916	272,063	105,627	117,858	140,308
South Korea	146,667	129,338	114,096	229,830	213,589	224,272
Rest of world	6,058	4,893	4,105	6,593	7,676	6,911
Total	581,656	452,147	390,264	342,050	339,123	371,491

Employees

            As of June 30, 2014, we had 4,415 employees. On a segmental basis, 193 employees were part of our management, 2,631 were employed in South African transaction processing, 228 were employed in International transaction processing, 1,363 were employed in Financial inclusion and applied technologies and corporate/eliminations activities.

            On a functional basis, four of our employees were part of executive management, 121 were employed in sales and marketing, 212 were employed in finance and administration, 323 were employed in information technology and 3,755 were employed in operations.

            As of June 30, 2014, approximately 77 of the 2,631 employees we have in South Africa who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union and approximately 164 of the 212 employees we have in South Korea who perform international transaction-based activities were members of the KSNET Union. We believe we have a good relationship with our employees and these unions.

Corporate history

            Net1 was incorporated in Florida in May 1997. In June 2004, Net1 acquired Net1 Applied Technology Holdings Limited, or Aplitec, a public company listed on the Johannesburg Stock Exchange, or JSE. In 2005, Net1 completed an initial public offering and listed on the Nasdaq Stock Market. In October 2008, Net1 listed on the JSE in a secondary listing, which enabled the former Aplitec shareholders (as well as South African residents generally) to hold Net1 common stock directly.

Available information

            We maintain an Internet website at www.net1.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information contained on, or accessible through, on our website is not incorporated into this Annual Report on Form 10-K.

Executive Officers and Significant Employees of the Registrant

            Executive officers

            The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	60	Chief Executive Officer, Chairman and Director
Mr. Herman G. Kotzé	44	Chief Financial Officer, Treasurer, Secretary and Director
Mr. Phil-Hyun Oh	55	Chief Executive Officer and President, KSNET, Inc.
Mr. Nitin Soma	47	Senior Vice President Information Technology

            Dr. Belamant is one of the founders of our company and has been our Chief Executive Officer since October 2000 and the Chairman of our board since February 2003. He was also Chief Executive Officer of Aplitec. Dr. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that still rates as one of the largest ATM switching systems in the world. Dr. Belamant has patented a number of inventions, ranging from biometrics to gaming-related inventions, including our original funds transfer system patent. Dr. Belamant has more than 30 years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems. Dr. Belamant holds a PhD in Information Technology and Management.

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

            Mr. Oh has served as Chief Executive Officer and President of KSNET since 2007. He is the Chairman of the VAN Association in South Korea. Prior to that, he was the Managing Partner at Dasan Accounting Firm and was the Head of the Investment Banking Division at Daewoo Securities. Mr. Oh is responsible for the day to day operations of KSNET and as its Chief Executive Officer and President is instrumental in setting and implementing its strategy and objectives.

            Mr. Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements and designed the Stratus back-end system for Aplitec. Mr. Soma has over 15 years of experience in the development and design of smart card payment systems.

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

            On June 5, 2014, SASSA filed a progress report with the Constitutional Court in which it stated that it “has started taking the steps necessary to initiate a new tender process.” We cannot predict what the timing or outcome of the new tender process will be, or if a new tender award will be made at all after the process is complete. We intend to participate in the new tender, which will consume a substantial portion of our management’s time and attention. If SASSA awards the new tender to another bidder, we would lose the benefit of the remaining portion of our contract.

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

            In addition, we have incurred and will continue to incur significant legal and other costs in responding to requests for information seeking documents, testimony and other information in connection with the investigations and cannot predict at this time the ultimate amount of all such costs. These matters have required the involvement of certain members of our senior management that has materially and adversely affected their ability to devote their time to other matters relating to our business. The investigations have negatively impacted our ability to maintain our existing business relationships and to obtain new business, as our business reputation has already suffered significant damage due to the perceptions created by an investigation of this nature. We believe that this damage to our reputation has, and will continue, to have a significant impact on our ability to execute certain aspects of our business strategy effectively. For example, in fiscal 2013 the FSB suspended Smart Life’s license and prohibited it from writing any new long-term insurance policies in South Africa. We believe that the suspension was triggered by the adverse publicity we have received as a result of the DOJ and SEC investigations. While Smart Life’s operations are not currently material, providing a variety of financial products, such as insurance, to our cardholder base is an important part of our future business strategy. In addition, in order to continue to fund the costs of the investigations, we have had to upstream a portion of our ZAR cash reserves to the United States, which has resulted in unfavorable currency conversion rates and the incurrence of dividend withholding taxes that we would not otherwise have had to pay.

            We have disclosed competitively sensitive information as a result of the AllPay litigation, which could adversely affect our competitive position in the future.

            In connection with the litigation challenging the award of the SASSA tender to us, we included our entire 2011 SASSA tender submission in the court record, which court record is in the public domain. Our tender submission contains competitively sensitive business information. As a result of this disclosure, our existing and future competitors have access to this information which could adversely affect our competitive position in any future similar tender submissions to the extent that such information continues to remain competitively sensitive.

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

            As of June 30, 2014, we had approximately $77.2 million of outstanding indebtedness, which we incurred to finance our acquisition of KSNET in October 2010. These loans are secured by a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The terms of the loan facility require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict Net1 Korea’s ability to make certain distributions with respect to its capital stock, prepay other debt, encumber its assets, incur additional indebtedness, or engage in certain business combinations. Although these covenants only apply to our South Korean subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

            We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit growth in our transaction-based activities segment.

            Certain South African banks have also developed their own low-cost banking products targeted at the unbanked and under-banked market segment. According to the 2013 FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, there has been a significant increase in the banked population at the bottom of the pyramid as LSM 3-4 increased from 45% in 2012 to 57% in 2013. As the competition to bank the unbanked in South Africa intensifies, we may not be successful in marketing our low-cost banking product to our target population. Moreover, as our product offerings increase, gain market acceptance and pose a competitive threat in South Africa, especially our UEPS/EMV product with biometric verification and our financial services offerings, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their transactional or other businesses.

            Our microlending loan book exposes us to credit risk and our allowance for doubtful finance loans receivable may not be sufficient to absorb future write-offs.

            We expanded our microlending loan book by approximately 600% during fiscal 2014. The majority of these finance loans made are for a period of six months or less and we are in the process of determining and understanding the impairment risk of the book. We have created an allowance for doubtful finance loans receivable related to this book. However, this is a new allowance and management considered factors including the period of the UEPS-loan outstanding, creditworthiness of the customers and the past payment history and trends of its established UEPS-based lending book. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. However, additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including on-going evaluation of the creditworthiness of each customer.

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

            We continue to experience growth, both in the scope of our operations and size of our organization. This growth is placing significant demands on our management. Continued growth would increase the challenges involved in implementing appropriate operational and financial systems, expanding our technical and sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our culture and values. International growth, in particular, means that we must become familiar and comply with complex laws and regulations in other countries, especially laws relating to taxation.

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

            We pre-fund the payment of social welfare grants through our merchant acquiring system in South Africa and pre-fund the settlement of certain customers in South Korea and a significant level of payment defaults by these merchants or customers would adversely affect us.

            We pre-fund social welfare grants through the merchants who participate in our merchant acquiring system in the South African provinces where we operate as well as prefund the settlement of funds to certain customers in South Korea. These pre-funding obligations expose us to the risk of default by these merchants and customers. Although we have not experienced any material defaults by merchants or customers in the return of pre-funded amounts to us, we cannot guarantee that material defaults will not occur in the future. A material level of merchant or customer defaults could have a material adverse effect on us, our financial position and results of operations.

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

            Smart Life is a life insurance company and exposes us to risks typically experienced by life assurance companies. Some of these risks include the extent to which we are able to continue to reinsure our risks at acceptable costs, reinsurer counterparty risk, maintaining regulatory capital adequacy, solvency and liquidity requirements, our ability to price our insurance products appropriately, the risk that actual claims experience may exceed our estimates and the competitiveness of the South African insurance market. If we are unable to maintain our desired level of reinsurance at prices that we consider acceptable, we would have to either accept an increase in our exposure risk or reduce our insurance writings. If our reinsurers are unable to meet their commitments to us in a timely manner, or at all, we may be unable to discharge our obligations under our insurance contracts. As such, we are exposed to counterparty, including credit, risk of these reinsurers. Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Using the wrong assumptions to price our insurance products could materially and adversely affect our financial position, results of operations and cash flows.

            Further, even though we currently reinsure the majority of our insurance contract liabilities, if our actual claims experience is higher than our estimates, our financial position, results of operations and cash flows could be adversely affected. Finally, the South African insurance industry is highly competitive. Many of our competitors are well-established, represented nationally and market similar products and we may not be able to effectively penetrate the South African insurance market.

Risks Relating to Operating in South Africa and Other Foreign Markets

            If we do not achieve applicable black economic empowerment, or BEE, objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to increase black shareholding of our company in a manner that could dilute your ownership.

            The South African government, through the Broad-Based Black Economic Empowerment Act, 2003, established a legislative framework for the promotion of BEE. The law recognizes two distinct mechanisms for the achievement of BEE objectives—compliance with sector-specific codes of good practice and compliance with industry-specific transformation charters. In June 2012 the South African government promulgated an Information and Communications Technology, or ICT, sector-specific code, to which we are subject. Achievement of BEE objectives is measured by the ICT sector “scorecard” which establishes a weighting to various components of BEE. We have taken a number of actions as a company to increase empowerment of black South Africans. However, it is possible that these actions may not be sufficient to enable us to achieve applicable BEE objectives. In that event, in order to avoid risking the loss of our government and private contracts, we may have to seek to comply through other means, including by selling or placing additional shares of Net1 or of our South African subsidiaries to black South Africans. Such sales of shares could have a dilutive impact of your ownership interest, which could cause the market price of our stock to decline.

            We expect that our BEE rating will be important to our ability to win a new contract from SASSA and we continually seek ways to improve our BEE rating, especially the equity component of our rating. In April 2014, we implemented a BEE transaction pursuant to which we issued 4.4 million shares of our common stock to our BEE partners for ZAR 60.00 per share, which represented a 25% discount to the market price of our shares at the time that we negotiated the transaction. We entered into this transaction to improve the equity component of our BEE rating. We provided funding to the BEE partners in order for them to buy these shares from us. In June 2014, and in accordance with the terms of agreements, we repurchased approximately 2.4 million of these shares of our common stock in order for the BEE partners to repay the loans we provided to them. As a result of these transactions, as of June 30, 2014, the BEE partners owned approximately 4% of our shares of common stock. Under the BEE agreements, we have the option to exchange the remaining shares owned by the BEE partners for shares in CPS.

            It is possible that we may find it necessary to issue additional shares to improve our BEE rating. If we enter into further BEE transactions that involve the issuance of equity, we cannot predict what the dilutive effect of such a transaction would be on your ownership or how it would affect the market price of our stock.

            Fluctuations in the value of the South African rand have had, and will continue to have, a significant impact on our reported results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect our stock price.

            The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in US dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the US dollar, and to a lesser extent, the South Korean won, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The US dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. During fiscal 2014, the ZAR was significantly weaker against the US dollar than during most of the preceding several years, which adversely affected our 2014 revenue and net income. We provide detailed information about historical exchange rates in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Exchange Rate Information.”

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

            Although Net1 is a US corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2014, approximately 69% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; or (iv) repatriate to South Africa profits of foreign operations. These regulations could also limit our ability to utilize profits of one foreign business to finance operations of a different foreign business.

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

Risks Relating to Government Regulation

            We are required to comply with certain US laws and regulations, including the FCPA as well as economic and trade sanctions, which could adversely impact our future growth.

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

            In addition, the South African Financial Advisory and Intermediary Services Act, 2002, requires persons who give advice regarding the purchase of financial products or who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. We are in the process of applying for a license under this Act in order to sell financial products. We currently comply with the Act by operating as a juristic representative of a duly licensed third party. If our status as juristic representative were to be cancelled and if we fail to obtain our own license, we may be stopped from continuing this part of our business in South Africa.

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

            Our stock price has experienced recent significant volatility. During the 2014 fiscal year, our stock price ranged from a low of $7.01 to a high of $13.00. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	government or regulatory investigations, including developments in the current US government investigations;
-	fluctuations in currency exchange rates, particularly the US dollar/ZAR exchange rate;
-	announcement of additional BEE transactions, especially one involving the issuance or potential issuance of equity securities or dilution of our existing business in South Africa;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	announcements of acquisitions, disposals or impairments of intangible assets;
-	the timing of or delays in the commencement, implementation or completion of major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

            A majority of our common stock is beneficially owned by a small number of shareholders. The interests of these shareholders may conflict with those of our other shareholders.

            There is a concentration of ownership of our outstanding common stock because approximately 53% of our outstanding common stock is owned by three shareholders. Based on their most recent SEC filings disclosing ownership of our shares, International Value Advisers, LLC, or IVA, Allan Gray Proprietary Limited, and investment entities affiliated with General Atlantic LLC, beneficially owned approximately 27%, 18% and 8% of our outstanding common stock, respectively. General Atlantic also has the right to representation on our board of directors although it is not currently exercising that right.

            The interests of IVA, Allan Gray and General Atlantic may be different from or conflict with the interests of our other shareholders. As a result of the ownership by IVA, Allan Gray and General Atlantic, they will be able, if they act together, to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

            None.

ITEM 2. PROPERTIES

            We lease our corporate headquarters facility which consists of approximately 93,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park and 134 depot facilities. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; Seoul, South Korea; and Frederick, Maryland. These leases expire at various dates through 2018.

            We own land and buildings in Ahnsung, Kyung-gi, South Korea, which facility is used for the storage of business documents. We believe we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

            SASSA tender litigation

            On April 17, 2014, the South African Constitutional Court, the highest court in South Africa, issued its ruling on an appropriate remedy following its declaration on November 29, 2013, that the tender process followed by SASSA in awarding a contract to us in January 2012 was constitutionally invalid. The Constitutional Court upheld the declaration of invalidity of our SASSA contract, but suspended such declaration until the awarding of a new tender by SASSA in accordance with the ruling or if no tender is awarded, for the remainder of the existing five-year contract period, as further described below.

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

            The Constitutional Court further ruled that if SASSA does not award a new tender, the declaration of invalidity of our current SASSA contract will be further suspended until completion of the five-year year period for which the contract was originally awarded. In this event, SASSA must, within 14 days of its decision not to award the tender, lodge a report to the Registrar of the Constitutional Court setting out all the relevant information on whether and when it will be ready to assume the duty to pay grants itself. Furthermore, CPS, our wholly owned subsidiary that won the 2012 tender, must in this event file with the Constitutional Court an audited statement of expenses incurred, income received and net profit earned by it during the five year completed contract period, which statement must also be verified by an independent auditor appointed by SASSA and filed with the Constitutional Court. Finally, AllPay was ordered to pay SASSA’s and our costs in relation to the application to lead further evidence brought in the main merits application and all parties were ordered to pay their own costs related to the provision of further evidence to the Constitutional Court in order for it to determine the ruling described above.

            The Constitutional Court ruling effectively ends this litigation, which was commenced by AllPay on February 8, 2012 in the High Court of South Africa against us and SASSA, challenging SASSA's award of the tender to us.

            Suit against AllPay

            On December 11, 2012, we commenced a lawsuit in the South Gauteng High Court in South Africa against AllPay. In our lawsuit, we have alleged that AllPay, wrongfully and unlawfully and with the intention of injuring our reputation, infringing our goodwill and reducing our share price, competed unlawfully with us, by directly or indirectly making false reports and providing false information to members of the South African media which AllPay orchestrated thereby creating the basis for false media reports which alleged or implied that the SASSA tender process was tainted by corruption through bribes by or on behalf of our subsidiary, CPS;
  introducing the media reports and allegations of corruption by or on behalf of us in connection with the SASSA tender process into the court proceedings in South Africa instituted by AllPay which sought to set aside the award of the tender to us;
  causing an unfounded report to be made to the Johannesburg Stock Exchange, or JSE, regarding disclosure that we made in relation to the SASSA contract;
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

            In the lawsuit, we are seeking damages in the aggregate amount of ZAR 478 million (approximately US$45.2 million based on the ZAR/US dollar exchange rate on June 30, 2014) plus interest and costs. The damages claimed may increase as we quantify the continued impact of AllPay’s actions. A trial date will be applied for after the exchange of the required pleadings and finalization of any interlocutory issues which may arise. We cannot predict when this matter will go to trial.

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

            United States securities litigation

            On December 24, 2013, Net1, our chief executive officer and our chief financial officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York alleging violations of the federal securities laws. The lawsuit alleges that we made materially false and misleading statements regarding our business and compliance policies in our SEC filings and other public disclosures. The lawsuit was brought on behalf of a purported shareholder of Net1 and all other similarly situated shareholders who purchased our securities between August 27, 2009 and November 27, 2013. The lawsuit seeks unspecified damages. On July 23, 2014, the Court appointed a lead plaintiff and lead counsel. No motion for class certification has been filed. We believe this lawsuit has no merit and intend to defend it vigorously.

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

            The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2012	$10.51	$7.84
Quarter ended December 31, 2012	$9.39	$3.01
Quarter ended March 31, 2013	$7.95	$5.01
Quarter ended June 30, 2013	$8.00	$6.60
Quarter ended September 30, 2013	$13.00	$7.01
Quarter ended December 31, 2013	$12.74	$7.33
Quarter ended March 31, 2014	$10.90	$7.58
Quarter ended June 30, 2014	$12.09	$7.03

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 20, 2014, there were 10 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

            Issuer purchases of equity securities

            In June 2014, we repurchased 2,428,122 shares of our common stock from our BEE partners pursuant to the Relationship Agreements with them, at a price of ZAR 109.98 per share. Our BEE transactions, including the repurchase, are described in detail in footnote 14 to our consolidated financial statements.

            In August 2013, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time. The authorization has no expiration date. We have not repurchased any shares under this authorization. The repurchase of shares described in the previous paragraph were effected pursuant to a separate authorization by our Board of Directors.

            Share performance graph

            The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2009, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2014 and 2013, and for the three years ended June 30, 2014 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2012, 2011 and 2010 and for the years ended June 30, 2011 and 2010, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with US GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2014(1)	2013(1)	2012(1)	2011(2)	2010
Revenue	$581,656	$452,147	$390,264	$343,420	$280,364
Cost of goods sold, IT processing, servicing and support	260,232	196,834	141,000	109,858	72,973
Selling, general and administrative	168,072	191,552	137,404	119,692	80,854
Equity instruments granted pursuant to BEE
transactions (3)	11,268	-	14,211	-	-
Depreciation and amortization	40,286	40,599	36,499	34,671	19,348
Impairment losses	-	-	-	41,771	37,378
Operating income	101,798	23,162	61,150	37,428	69,811
Interest income	14,817	12,083	8,576	7,654	10,116
Interest expense	7,473	7,966	9,345	8,672	1,047
Income before income taxes	109,142	27,279	60,381	36,410	78,880
Income tax expense	39,379	14,656	15,936	33,525	40,822
Net income attributable to Net1	70,111	12,977	44,651	2,647	38,990
Income from continuing operations per share:
Basic	$1.51	$0.28	$0.99	$0.06	$0.84
Diluted	$1.50	$0.28	$0.99	$0.06	$0.84

(1) Includes revenue and implementation costs related to our SASSA contract from April 2012. In addition, 2014 includes recovery of $26.6 million of implementation costs from SASSA.
(2) Includes KSNET from November 2010.
(3) Includes a non-cash charge of approximately $11.3 million in 2014 related to common stock issued in our BEE transactions. In addition, 2012 includes a non-cash charge of approximately $14.2 million in connection with the issuance of a now-expired option to purchase shares of our common stock in a previous BEE transaction.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2014(1)	2013(1)	2012(1)	2011(1)	2010(1)
Cash flows provided by operating activities	$37,145	$55,917	$20,406	$66,223	$68,683
Cash flows used in investing activities	$21,640	$447,816	$292,539	$323,685	$90,186
Cash flows provided by (used in) financing activities .	$(13,378)	$409,716	$231,907	$183,269	$(48,478)

Operating income margin	18%	5%	16%	11%	25%

(1) Cash flows used in investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$58,672	$53,665	$39,123	$95,263	$153,742
Total current assets before settlement assets	282,908	184,723	175,236	213,421	226,429
Goodwill	186,576	175,806	182,737	209,570	76,346
Intangible assets	68,514	77,257	93,930	119,856	68,347
Total assets	1,350,945	1,276,322	955,893	781,645	472,090
Total current liabilities before settlement obligations	81,823	76,859	73,377	102,406	57,927
Total long-term debt	62,388	66,632	79,760	111,776	4,343
Total equity	$441,748	$339,969	$346,811	$328,010	$287,301

- Remainder of this page left blank -

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

            We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has now been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The new UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, international money transfers, voting and identification.

            We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony and integrated circuit card (chip/smart card) technologies.

            Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over nine million recipient cardholders across the entire country, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service. Our XeoHealth service provides funders and providers of healthcare in United States with an on-line real-time management system for healthcare transactions.

            Internationally, through KSNET, we are one of the top three VAN processors in South Korea, and we offer card processing, payment gateway and banking value-added services in that country.

            Our N1MS business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Cameroon, the Philippines and Colombia.

Sources of Revenue

            We generate our revenues by charging transaction fees to government agencies, merchants, financial service providers, utility providers, bill issuers, employers and healthcare providers; by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

            We have structured our business and our business development efforts around four related but separate approaches to deploying our technology. In our most basic approach, we act as a supplier, selling our equipment, software, and related technology to a customer. The revenue and costs associated with this approach are reflected in our Financial inclusion and applied technologies segment.

            We have found that we have greater revenue and profit opportunities, however, by acting as a service provider instead of a supplier. In this approach we own and operate the UEPS ourselves, charging one-time and on-going fees for the use of the system either on a fixed or ad valorem basis. This is the case in South Africa, where we distribute welfare grants on behalf of the South African government on a fixed fee basis, but charge a fee on an ad valorem basis for goods and services purchased using our smart card. The revenue and costs associated with this approach are reflected in our South African transaction processing and Financial inclusion and applied technologies segments.

            Because our smart cards are designed to enable the delivery of more advanced services and products, we are also willing to supply those services and products directly where the business case is compelling. For instance, we provide short-term UEPS-based loans to our smart card holders. This is an example of the third approach that we have taken. Here we can act as the principal in operating a business that can be better delivered through our UEPS. We can also act as an agent, for instance, in the provision of insurance policies. In both cases, the revenue and costs associated with this approach are reflected in our Financial inclusion and applied technologies segment.

            In South Africa, we also generate fees from debit and credit card transaction processing, the provision of value-added services such as bill payments, mobile top-up and pre-paid utility sales, transaction processing for both funders and providers of healthcare and from providing a payroll transaction management service. The revenue and costs associated with these services are reflected in our South African transaction processing and Financial inclusion and applied technologies segments.

            Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 225,000 merchants and to card issuers in South Korea through our value-added-network. In the US, we earn transaction fees from our customers utilizing our XeoRules on-line real-time management system for healthcare transactions. We also generate fees from our customers who utilize our VCPay technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card-not-present environment. The revenue and costs at KSNET, XeoHealth and VCPay as well as those from our expired Iraqi contracts to February 2013, are reflected in our International transaction processing segment.

            Finally, we have entered into business partnerships or joint ventures to introduce our UEPS and VTU solutions to markets such as Namibia. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use the UEPS in the specific territory, including the back-end system. We account for our equity investments using the equity method. When we equity-account these investments, we are required under US GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these equity-accounted investments during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third-party customers, as the case may be.

            We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Developments during Fiscal 2014

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

            See Part I, Item 3—“Legal Proceedings,” for additional details.

            December 2013 BEE transactions and buy back of shares from BEE partners

            During fiscal 2014, we signed two BEE Relationship Agreements pursuant to which we issued, in April 2014, an aggregate of 4,400,000 shares of our common stock to our BEE partners for ZAR 60.00 per share. Our share price exceeded ZAR 120.00 on June 4, 2014 and all outstanding amounts under the Relationship Agreements became due and payable. The BEE partners were unable to pay all outstanding amounts due on June 5, 2014, and accordingly a trigger event occurred. In June 2014, we repurchased a total of 2,428,122 shares of our common stock, at the determined volume weighted average price of ZAR109.98, from the BEE partners. Accordingly, the BEE partners owned 1,971,878 shares of our common stock as of June 30, 2014. Refer to notes 14 and 17 to our consolidated financial statements for a full description of and accounting for the BEE transactions.

            Recovery of additional implementation costs from SASSA

            In the fourth quarter of fiscal 2014, we received ZAR 277 million (or $26.6 million) from SASSA related to the recovery of additional implementation costs incurred during the beneficiary re-registration process in fiscal 2012 and 2013. At the time, SASSA requested us to biometrically register all social grant beneficiaries (including all child beneficiaries), in addition to the grant recipients who were issued with the SASSA-branded UEPS/EMV smart cards. As a result, we performed approximately 11 million additional registrations that did not form part of its monthly service fee. After an independent verification process, SASSA agreed to pay the ZAR 277 million as full settlement of the additional costs incurred.

            Growth in mobile value-added services

            Our N1MS business unit introduced a new suite of mobile value-added services, commencing with a prepaid airtime product during the first quarter of fiscal 2014 and experienced strong adoption throughout fiscal 2014. This product allows our customers in South Africa to electronically purchase prepaid airtime without having to visit a physical prepaid airtime vendor. N1MS also introduced a similar service under the brand “Pasavute” in partnership with Telecom Networks Malawi in the second half of fiscal 2014.

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

            At June 30, 2014, we had approximately 3.0 million registered users, effecting more than one million transactions per day during peak periods. N1MS has also launched additional mobile value-added services, including prepaid electricity, and adoption rates of these products could be similar to its prepaid airtime offering. We believe that these new products are also cheaper than existing offerings and will make a meaningful difference in the lives of users of these new products.

            Financial services

            During fiscal 2014, we commenced the national rollout of our financial services offering in the six provinces in which we did not offer our product during fiscal 2013. The rollout has required us to employ and train additional staff and incur set up costs, and rent additional premises in order to establish a physical presence in these six provinces. We experienced significant growth in our lending book during fiscal 2014 compared with 2013.

            Disposal of non-core businesses

            During fiscal 2014, we concluded a number of corporate transactions as we continue to restructure and re-focus our business on key long-term growth opportunities. We sold MediKredit, our medical claims processing business in South Africa, and NUETS’ business, which consisted primarily of customer contracts in Africa except for Namibia and Botswana. We have also substantially liquidated our Net1 UTA business. Refer to notes 18 to our consolidated financial statements for a full description of these transactions.

Change to internal reporting structure and restatement of previously reported information

            During June 2014, we simplified our operating and internal reporting structures from five reportable segments to three. Previously reported information has been restated. Refer to Note 23 to our consolidated financial statements and see —“Presentation of quarterly revenue and operating income by segment for fiscal 2012 to 2014” below for more information.

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

            The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the earnings before interest, taxation, depreciation and amortization, or EBITDA, and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units. The results of our impairment tests during fiscal 2014 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment.

            Intangible Assets Acquired Through Acquisitions

            The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2013 and 2012, where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

            Deferred Taxation

            We estimate our tax liability through the calculations done for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in future periods. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2014, we recorded a decrease of $29.0 million, and in fiscal 2013, and 2012, we recorded an increase of $6.6 million and $1.6 million, respectively, to our valuation allowance.

            Stock-based Compensation and Equity Instrument issued pursuant to BEE transactions

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

            We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognize compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $3.7 million, $3.9 million and $2.8 million for fiscal 2014, 2013 and 2012, respectively.

              Equity instruments

            We recorded non-cash charges of $11.3 million and $14.2 million associated with the issuance of equity instruments as part of the BEE transactions during fiscal 2014 and fiscal 2012, respectively, as these awards were fully vested during those periods. The option granted in fiscal 2012 expired unexercised in fiscal 2013, however, the expense recorded during fiscal 2012 was not reversed during fiscal 2013 because the option had vested in full on the grant date in 2012.

            Accounts Receivable and Allowance for Doubtful Accounts Receivable

            We maintain an allowance for doubtful accounts receivable related to our Financial inclusion and applied technologies and international transaction-based activities segments as a result of sales or rental of hardware, support and maintenance services provided; or sale of licenses to customers; or the provision of transaction processing services to our customers.

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

              UEPS-based lending

            We created an allowance for doubtful finance loans receivable related to our Financial inclusion and applied technologies segment as a result of UEPS-based loans provided to our customers. Our policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management’s estimate of the recoverability of finance loans receivable. We write off UEPS-based loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

            Management considers factors including the period of the UEPS-loan outstanding, creditworthiness of the customers and the past payment history and trends of its established UEPS-based lending book. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including on-going evaluation of the creditworthiness of each customer.

            Research and Development

            Accounting standards require product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2014, 2013 or 2012, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

            Recent accounting pronouncements not yet adopted as of June 30, 2014

            Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2014, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

            Actual exchange rates

            The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2014	2013	2012
ZAR : $ average exchange rate	10.3798	8.8462	7.7920
Highest ZAR : $ rate during period	11.2579	10.3587	8.6987
Lowest ZAR : $ rate during period	9.6259	8.0444	6.6096
Rate at end of period	10.5887	9.8925	8.2881

KRW : $ average exchange rate	1,068	1,112	1,130
Highest KRW : $ rate during period	1,147	1,162	1,202
Lowest KRW : $ rate during period	1,014	1,019	1,029
Rate at end of period	1,014	1,144	1,159

              Translation Exchange Rates

            We are required to translate our results of operations from ZAR to US dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2014, 2013 and 2012, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2014	2013	2012
Income and expense items: $1 = ZAR	10.3966	8.7105	7.7186
Income and expense items: $1 = KRW	1,049	1,072	1,104

Balance sheet items: $1 = ZAR	10.5887	9.8925	8.2881
Balance sheet items: $1 = KRW	1,014	1,144	1,159

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

            Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our consolidated financial statements is included in Note 23 to those statements.

            Fiscal 2013 results include SmartSwitch Botswana from December 1, 2012 and N1MS from September 1, 2012. Fiscal 2012 results include Smart Life from July 1, 2011 and Eason from October 1, 2011. Refer also to Note 3 to the consolidated financial statements.

            The discussion below gives effect to the reallocation of certain activities among our various operating segments as discussed above.

       Fiscal 2014 Compared to Fiscal 2013

            The following factors had an influence on our results of operations during fiscal 2014 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 19% against the ZAR during fiscal 2014 which negatively impacted our reported results;
  $26.6 million recovery of expenses and 2013 implementation costs: Our SASSA contract implementation is complete. During fiscal 2014 we received approximately $26.6 million, or approximately $19.1 million, net of tax, from SASSA related to the recovery of additional implementation costs incurred during the beneficiary re-registration process in fiscal 2012 and 2013. Fiscal 2013 results include implementation-related expenditure, including smart card costs, of approximately $66.5 million;
  Fair value charge resulting from issue of equity instruments pursuant to BEE transactions: The fair value non-cash charge of $11.3 million related to our BEE transactions adversely impacted our reported results during fiscal 2014;
  Increased contribution by KSNET: Our results were positively impacted by growth in our South Korean operations;
  Higher revenue resulting from an increase in low-margin prepaid airtime sales: Our revenue has increased as a result of the growth of our prepaid airtime offering during fiscal 2014, which has lower margins compared with our other South African businesses;
  National rollout of our financial services offering: We continued the national rollout of our financial services offering during fiscal 2014, which resulted in higher revenue from UEPS-based lending. Profitability in the Financial inclusion and applied technologies segment however was lower due to rollout costs, including hiring and training of additional staff and infrastructure deployment as well as the creation of an allowance for doubtful finance loans receivable;
  Ad hoc hardware sales in fiscal 2014: We sold more terminals and cards during fiscal 2014 as a result of ad hoc orders received from our customers;
  Lower DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $3.9 million during fiscal 2014 compared to $5.9 million during 2013; and
  Fiscal 2013 bad debt provision: In fiscal 2013 we provided $2.3 million related to the expired NUETS Iraqi customer contracts.

              Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with US GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Year ended June 30,
	2014	2013	%
	$’000	$ ’000	change
Revenue	581,656	452,147	29%
Cost of goods sold, IT processing, servicing and support	260,232	196,834	32%
Selling, general and administration	168,072	191,552	(12%	)
Equity instruments issued pursuant to BEE transactions	11,268	-	nm
Depreciation and amortization	40,286	40,599	(1%	)
Operating income	101,798	23,162	340%
Interest income	14,817	12,083	23%
Interest expense	7,473	7,966	(6%	)
Income before income taxes	109,142	27,279	300%
Income tax expense	39,379	14,656	169%
Net income before income from equity-accounted investments	69,763	12,623	453%
Income from equity-accounted investments	298	351	(15%	)
Net income	70,061	12,974	440%
Add net loss attributable to non-controlling interest	(50)	(3)	nm
Net income attributable to Net1	70,111	12,977	440%

	In South African Rand
Table 4	(US GAAP)
	Year ended June 30,
	2014	2013
	ZAR	ZAR	%
	’000	’000	change
Revenue	6,047,244	3,938,426	54%
Cost of goods sold, IT processing, servicing and support	2,705,528	1,714,523	58%
Selling, general and administration	1,745,784	1,668,514	5%
Equity instruments issued pursuant to BEE transactions	118,740	-	nm
Depreciation and amortization	418,838	353,637	18%
Operating income	1,058,354	201,752	425%
Interest income	154,046	105,249	46%
Interest expense	77,694	69,388	12%
Income before income taxes	1,134,706	237,613	378%
Income tax expense	409,408	127,661	221%
Net income before income from equity-accounted investments	725,298	109,952	560%
Income from equity-accounted investments	3,098	3,057	1%
Net income	728,396	113,009	545%
Add net loss attributable to non-controlling interest	(520)	(26)	nm
Net income attributable to Net1	728,916	113,035	545%

            The increase in revenue was primarily due to the recovery of implementation costs related to our SASSA contract, a higher contribution from KSNET, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans and more ad hoc terminal and card sales.

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

            In USD, our selling, general and administration expense decreased due to the substantial elimination of SASSA contract implementation costs and lower legal fees in connection with the US government investigations in the current year, which was offset by increases in goods and services purchased from third parties.

            Our operating income margin for fiscal 2014 and 2013 was 18% and 5%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to the recovery of implementation costs related to our SASSA contract and the substantial elimination of implementation costs in fiscal 2014, and was partially offset by the non-cash charge related to the equity instruments issued pursuant to our BEE transactions.

            The grant date fair value of the equity instruments issued pursuant to our December 2013 BEE transactions was $11.3 million (ZAR 118.7 million) and was expensed in full in fiscal 2014.

            In ZAR, depreciation and amortization were higher primarily as a result of an increase in depreciation related to assets used to service our obligations under our SASSA contract, which was partially offset by no MediKredit and FIHRST intangible asset amortization as the these intangible assets were fully amortized at the end of June 2013.

            Interest on surplus cash increased to $14.8 million (ZAR 154.0 million) from $12.1 million (ZAR 105.2 million), due primarily to higher average daily ZAR cash balances.

            In US dollars, interest expense decreased to $7.5 million (ZAR 77.7 million) from $8.0 million (ZAR 69.4 million), due to a lower average long-term debt balance on our South Korean debt as well as lower interest rate resulting from our refinancing concluded in October 2013.

            Fiscal 2014 tax expense was $39.4 million (ZAR 409.4 million) compared to $14.7 million (ZAR 127.7 million) in fiscal 2013. Our effective tax rate for fiscal 2014, was 36.1% and was higher than the South African statutory rate as a result of non-deductible expenses (including the expense related to the equity instruments issued pursuant to our BEE transactions, interest expense related to our long-term South Korean borrowings and stock-based compensation charges).

            Our effective tax rate for the fiscal 2013, was 53.7% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term South Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes.

              Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5	In United States Dollars (US GAAP)
	Year ended June 30,
	2014	% of		2013	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	261,577	45%		242,739	54%		8%
International transaction processing	152,725	26%		135,954	30%		12%
Financial inclusion and applied technologies	207,595	36%		108,001	24%		92%
Subtotal: Operating segments	621,897	107%		486,694	108%		28%
Intersegment eliminations	(40,241)	(7%	)	(34,547)	(8%	)	16%
Consolidated revenue	581,656	100%		452,147	100%		29%
Operating income (loss):
South African transaction processing	61,401	60%		(21,316)	(92%	)	nm
International transaction processing	21,952	22%		14,208	61%		55%
Financial inclusion and applied technologies	60,685	60%		57,491	248%		6%
Subtotal: Operating segments	144,038	142%		50,383	217%		186%
Corporate/Eliminations	(42,240)	(42%	)	(27,221)	(117%	)	55%
Consolidated operating income	101,798	100%		23,162	100%		340%

Table 6	In South African Rand (US GAAP)
	Year ended June 30,
	2014			2013
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,719,511	45%		2,114,378	54%		29%
International transaction processing	1,587,821	26%		1,184,227	30%		34%
Financial inclusion and applied technologies	2,158,282	36%		940,743	24%		129%
Subtotal: Operating segments	6,465,614	107%		4,239,348	108%		53%
Intersegment eliminations	418,370	(7%	)	300,922	(8%	)	39%
Consolidated revenue	6,047,244	100%		3,938,426	100%		54%
Operating income (loss):
South African transaction processing	638,362	60%		(185,673)	(92%	)	nm
International transaction processing	228,226	22%		123,759	61%		84%
Financial inclusion and applied technologies	630,918	60%		500,775	248%		26%
Subtotal: Operating segments	1,497,506	142%		438,861	217%		241%
Corporate/Eliminations	(439,152)	(42%	)	(237,109)	(117%	)	85%
Consolidated operating income	1,058,354	100%		201,752	100%		425%

              South African transaction processing

            In ZAR, the increase in segment revenues was primarily due the recovery of implementation costs related to our SASSA contract and more low-margin transaction fees generated from beneficiaries using the South African National Payment System. In addition, revenue from the distribution of social welfare grants grew modestly during the year and was in-line with the increase in unique welfare cardholder recipients, net of removal of invalid and fraudulent beneficiaries.

            Our operating income (loss) margin for fiscal 2014 and 2013 was 23% and (9)%, respectively, and has increased primarily due to the recovery of implementation costs related to our SASSA contract and the substantial elimination of SASSA implementation costs in fiscal 2014.

              International transaction-based activities

            Revenue increased primarily due to higher transaction volume at KSNET during fiscal 2014 but was partially offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer in the third quarter of fiscal 2013. Operating income during fiscal 2014 was higher due to increase in revenue contribution from KSNET, but partially offset by the loss of the NUETS Iraqi contract as well as ongoing losses related to our XeoHealth launch in the United States.

            Operating income margin for the segment is lower than for most of our South African transaction processing businesses. Operating income margin for the year to date fiscal 2014 and 2013 was 14% and 10%, respectively.

              Financial inclusion and applied technologies

            Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans as we rolled out our product nationally, an increase in intersegment revenues and more ad hoc terminal and smart card sales. The increase in operating income was partially offset by UEPS-based lending national roll-out expenses and the establishment of the allowance for doubtful finance loans. Smart Life did not contribute to operating income in fiscal 2014 due to the FSB suspension of our license.

            Operating income margin for the Financial inclusion and applied technologies segment decreased to 29% from 53%, primarily as a result of more low-margin prepaid airtime and hardware sales.

              Corporate/ Eliminations

            The increase in our corporate expenses resulted primarily from the non-cash charge related to the equity instruments issued pursuant to our BEE transactions, increases in general corporate audit fees, executive emoluments and other corporate head office-related expenses purchased from third parties, partially offset by lower US government investigation expenses.

            Our corporate expenses also include acquisition-related intangible asset amortization; expenditure related to compliance with Sarbanes; non-employee directors’ fees; employee and executive bonuses; stock-based compensation; audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

            Fiscal 2013 Compared to Fiscal 2012

            The following factors had an influence on our results of operations during fiscal 2013 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar: The US dollar appreciated by 14% against the ZAR during fiscal 2013 which negatively impacted our reported results;
  SASSA implementation costs: We completed the bulk enrollment of recipient cardholders and beneficiaries under our SASSA contract during fiscal 2013 and incurred implementation and staff costs of $66.5 million, including the cost of UEPS/EMV smart cards issued, compared with $10.9 million in fiscal 2012;
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

              Consolidated overall results of operations

            This discussion is based on the amounts which were prepared in accordance with US GAAP.

            The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 7	(US GAAP)
	Year ended June 30,
	2013	2012	%
	$ ’000	$ ’000	change
Revenue	452,147	390,264	16%
Cost of goods sold, IT processing, servicing and support	196,834	141,000	40%
Selling, general and administration	191,552	137,404	39%
Equity instrument issued pursuant to BEE transaction	-	14,211	nm
Depreciation and amortization	40,599	36,499	11%
Operating income	23,162	61,150	(62%	)
Interest income	12,083	8,576	41%
Interest expense	7,966	9,345	(15%	)
Income before income taxes	27,279	60,381	(55%	)
Income tax expense	14,656	15,936	(8%	)
Net income before income from equity-accounted investments	12,623	44,445	(72%	)
Income from equity-accounted investments	351	220	60%
Net income	12,974	44,665	(71%	)
(Add) Less net (loss) income attributable to non-controlling interest	(3)	14	nm
Net income attributable to Net1	12,977	44,651	(71%	)

	In South African Rand
Table 8	(US GAAP)
	Year ended June 30,
	2013	2012
	ZAR	ZAR	%
	’000	’000	change
Revenue	3,938,426	3,012,292	31%
Cost of goods sold, IT processing, servicing and support	1,714,523	1,088,322	58%
Selling, general and administration	1,668,514	1,058,190	58%
Equity instrument issued pursuant to BEE transaction	-	112,066	nm
Depreciation and amortization	353,637	281,722	26%
Operating income	201,752	471,992	(57%	)
Interest income	105,249	66,195	59%
Interest expense	69,388	72,130	(4%	)
Income before income taxes	237,613	466,057	(49%	)
Income tax expense	127,661	123,004	4%
Net income before income from equity-accounted investments	109,952	343,053	(68%	)
Income from equity-accounted investments	3,057	1,698	80%
Net income	113,009	344,751	(67%	)
(Add) Less net (loss) income attributable to non-controlling interest	(26)	108	nm
Net income attributable to Net1	113,035	344,643	(67%	)

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

            The grant date fair value of the equity instrument issued pursuant to our January 2012 BEE transaction was $14.2 million (ZAR 112.1 million) and was expensed in full in fiscal 2012. The option expired unexercised in fiscal 2013.

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

            Total fiscal 2013 tax expense was $14.7 million (ZAR 127.7 million) compared to $16.0 million (ZAR 123.0 million) in fiscal 2013. Our fiscal 2012 tax expense includes $18.3 million related to a change in South African tax law and the creation of a valuation allowance of $8.2 million related to foreign tax credits. Our effective tax rate for fiscal 2013, was 53.7% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to our long-term South Korean borrowings and stock-based compensation charges) and South African dividend withholding taxes. Our effective tax rate for fiscal 2012, was 26.4% and was lower than the South African statutory rate as a result of a change in South African tax law which resulted in a net deferred taxation benefit and a non-taxable profit on liquidation of SmartSwitch Nigeria, which was partially offset by an equity instrument issued pursuant to our BEE transaction and non-deductible expenses (including interest expense related to our long-term South Korean borrowings and stock-based compensation charges) and the creation of a valuation allowance.

              Results of operations by operating segment

            The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9	In United States Dollars (US GAAP)
	Year ended June 30,
	2013	% of		2012	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	242,739	54%		194,630	50%		25%
International transaction processing	135,954	30%		120,625	27%		13%
Financial inclusion and applied technologies	108,001	24%		90,792	20%		19%
Subtotal: Operating segments	486,694	108%		406,047	97%		20%
Intersegment eliminations	(34,547)	(8%	)	(15,783)	3%		119%
Consolidated revenue	452,147	100%		390,264	100%		16%
Operating income (loss):
South African transaction processing	(21,316)	(92%	)	33,906	55%		nm
International transaction processing	14,208	61%		14,649	24%		(3%	)
Financial inclusion and applied technologies	57,491	248%		45,884	75%		25%
Subtotal: Operating segments	50,383	217%		94,439	154%		(47%	)
Corporate/Eliminations	(27,221)	(117%	)	(33,289)	(54%	)	(18%	)
Consolidated operating income	23,162	100%		61,150	100%		(62%	)

Table 10	In South African Rand (US GAAP)
	Year ended June 30,
	2013			2012
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,114,378	54%		1,502,271	50%		41%
International transaction processing	1,184,227	30%		931,056	31%		27%
Financial inclusion and applied technologies	940,743	24%		700,787	23%		34%
Subtotal: Operating segments	4,239,348	108%		3,134,114	104%		35%
Intersegment eliminations	(300,922)	(8%	)	(121,822)	(4%	)	147%
Consolidated revenue	3,938,426	100%		3,012,292	100%		31%
Operating (loss) income:
South African transaction processing	(185,673)	(92%	)	261,706	55%		nm
International transaction processing	123,759	61%		113,070	24%		9%
Financial inclusion and applied technologies	500,775	248%		354,160	75%		41%
Subtotal: Operating segments	438,861	217%		728,936	154%		(40%	)
Corporate/Eliminations	(237,109)	(117%	)	(256,944)	(54%	)	(8%	)
Consolidated operating income	201,752	100%		471,992	100%		(57%	)

            South African transaction processing

            In ZAR, the increases in segment revenue were primarily due to higher revenues earned for a full year under our new SASSA contract and low-margin transaction fees generated from beneficiaries using the South African National Payment System.

            Our operating (loss) income margin for fiscal 2013 and 2012 was (9%) and 17%, respectively, and has declined primarily due to the higher SASSA implementation costs.

            International transaction-based activities

            KSNET continues to contribute the majority of our revenues and operating income in this operating segment. Revenue increased primarily due to KSNET’s revenue growth during fiscal 2013 and was offset by the expiration and non-renewal of NUETS’ contract with its Iraqi customer. Operating income was negatively impacted by this expiration and non-renewal and the related allowance for doubtful accounts receivable, ongoing start-up expenditures related to our XeoHealth launch in the United States, ongoing losses at Net1 Virtual Card and Net1 UTA as well as ongoing competition in the South Korean marketplace, but was partially offset by increased revenue contributions from KSNET.

            Operating margin for the segment is lower than most of our South African transaction processing businesses. Operating income margin for fiscal 2013 and 2012 was 10% and 12%, respectively.

            Financial inclusion and applied technologies

            Our revenue from this operating segment increased because of higher intersegment fees and ad hoc hardware sales to external customers and an increase in the number of smart card-based accounts as a result of the new SASSA contract, offset lower UEPS-based lending revenue as a result of a decrease in the number of loans granted. Our revenue per smart card account decreased in fiscal 2013, as a result of a change in our pricing for these accounts after taking into consideration the lower price and higher volumes under the new SASSA contract. The new pricing was effective from April 1, 2012, and reduced the average monthly revenue per smart card from ZAR5.50 to ZAR4.00 and the operating income margin from 45.45% to 28.50% .

            Segment operating income increased due to the higher intersegment fees and ad hoc hardware sales to external customers, offset by a lower smart-card account operating margin, on-going start-up expenditure incurred to establish our Smart Life insurance business and lower UEPS-based lending activity. Smart Life did not contribute to operating income in fiscal 2013 or 2012.

            Operating income margin for the Financial inclusion and applied technologies segment increased to 53% from 51%, primarily as a result of higher intersegment fees, offset by increased start-up expenditures related to Smart Life and other financial services offerings.

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

            Our corporate expenses also include acquisition-related intangible asset amortization; expenditure related to compliance with Sarbanes; non-executive directors’ fees; employee and executive bonuses; stock-based compensation; legal and audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Presentation of quarterly revenue and operating income by segment for fiscal 2012 to 2014

            The tables below present quarterly revenue and operating income generated by our three reportable segments for the fiscal 2014, 2013 and 2012, and reconciliations to consolidated revenue and operating income (loss), as well as the US dollar/ ZAR exchange rates applicable per fiscal quarter and year:

Table 11	In United States Dollars (US GAAP)
	Fiscal 2014
	Quarter	Quarter	Quarter	Quarter	Full
	1	2	3	4	Year
Operating Segment	$’000	$’000	$’000	$’000	$’000
Revenue:
South African transaction processing	57,161	58,754	57,397	88,265	261,577
International transaction processing	37,541	37,738	35,245	42,201	152,725
Financial inclusion and applied technologies	36,796	50,480	56,226	64,093	207,595
Subtotal: Operating segments	131,498	146,972	148,868	194,559	621,897
Intersegment eliminations	(8,004)	(9,689)	(10,742)	(11,806)	(40,241)
Consolidated revenue	123,494	137,283	138,126	182,753	581,656
Operating (loss) income:
South African transaction processing	6,461	7,128	9,137	38,675	61,401
International transaction processing	5,524	5,139	4,642	6,647	21,952
Financial inclusion and applied technologies	12,835	13,265	16,459	18,126	60,685
Subtotal: Operating segments	24,820	25,532	30,238	63,448	144,038
Corporate/Eliminations	(8,420)	(6,730)	(6,289)	(20,801)	(42,240)
Consolidated operating income	16,400	18,802	23,949	42,647	101,798

Income and expense items: $1 = ZAR	10.0001	10.1592	10.8743	10.4218	10.3966

Table 12	In United States Dollars (US GAAP)
	Fiscal 2013
	Quarter	Quarter	Quarter	Quarter	Full
	1	2	3	4	Year
Operating Segment	$’000	$’000	$’000	$’000	$’000
Revenue:
South African transaction processing	62,420	61,708	60,415	58,196	242,739
International transaction processing	32,397	33,664	33,700	36,193	135,954
Financial inclusion and applied technologies	26,615	25,563	26,214	29,609	108,001
Subtotal: Operating segments	121,432	120,935	120,329	123,998	486,694
Intersegment eliminations	(9,750)	(9,493)	(9,188)	(6,116)	(34,547)
Consolidated revenue	111,682	111,442	111,141	117,882	452,147
Operating (loss) income:
South African transaction processing	(3,299)	(6,233)	(11,587)	(197)	(21,316)
International transaction-based activities	3,329	3,583	2,033	5,263	14,208
Financial inclusion and applied technologies	14,913	14,286	14,038	14,254	57,491
Subtotal: Operating segments	14,943	11,636	4,484	19,320	50,383
Corporate/Eliminations	(5,618)	(6,664)	(9,210)	(5,729)	(27,221)
Consolidated operating income (loss) .	9,325	4,972	(4,726)	13,591	23,162

Income and expense items: $1 = ZAR	8.2606	8.7405	8.4662	9.1863	8.7105

Table 13	In United States Dollars (US GAAP)
	Fiscal 2012
	Quarter	Quarter	Quarter	Quarter	Full
	1	2	3	4	Year
Operating Segment	$’000	$’000	$’000	$’000	$’000
Revenue:
South African transaction processing	45,632	43,985	43,753	61,260	194,630
International transaction processing	31,053	29,446	28,635	31,491	120,625
Financial inclusion and applied technologies	24,454	19,771	19,591	26,976	90,792
Subtotal: Operating segments	101,139	93,202	91,979	119,727	406,047
Intersegment eliminations	(1,213)	(1,144)	(1,315)	(12,111)	(15,783)
Consolidated revenue	99,926	92,058	90,664	107,616	390,264
Operating (loss) income:
South African transaction processing	17,001	13,549	5,590	(2,234)	33,906
International transaction processing	4,346	3,519	3,295	3,489	14,649
Financial inclusion and applied technologies	11,968	9,479	9,078	15,359	45,884
Subtotal: Operating segments	33,315	26,547	17,963	16,614	94,439
Corporate/Eliminations	(2,469)	(6,319)	(5,485)	(19,016)	(33,289)
Consolidated operating income (loss) .	30,846	20,228	12,478	(2,402)	61,150

Income and expense items: $1 = ZAR	7.0939	8.1752	7.8521	8.0329	7.7186

Liquidity and Capital Resources

            At June 30, 2014, our cash balances were $58.7 million, which comprised mainly ZAR-denominated balances of ZAR 411.9 million ($38.9 million), KRW-denominated balances of KRW 14.9 billion ($14.7 million) and US dollar-denominated balances of $3.7 million and other currency deposits, primarily euro, of $1.4 million. The increase in our cash balances from June 30, 2013, was primarily due to higher cash generated from our core business and the recovery of implementation costs from SASSA, which increase was partially offset by higher corporate tax payments, the expansion of our UEPS-based lending business, acquisition of terminals to maintain and expand our South Korean business activities, the repayment of a portion of our South Korean debt and acquisition of substantially all of the remaining shares of KSNET that we did not already own.

            We currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

            We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US and European money markets. We have invested surplus cash in South Korea in short-term investment accounts at South Korean banking institutions. In addition, we are required to invest the interest payable under our South Korean debt facilities due in the next six months in an interest reserve account in South Korea.

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

            During December 2013, we increased our short-term South African credit facility with Nedbank Limited to ZAR 400 million ($37.8 million). The short-term facility comprises of an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of June 30, 2014, we have used none of the overdraft and ZAR 139.0 million ($13.1 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to the consolidated financial statements for more information about the terms of this facility.

            As of June 30, 2014, we had outstanding long-term debt of KRW 78.3 billion (approximately $77.2 million translated at exchange rates applicable as of June 30, 2014) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (2.65% as of June 30, 2014) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. Scheduled repayments of the term loans and loan under the revolving credit facility are as follows: October 2014 (KRW 15 billion), April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 13 to the consolidated financial statements for more information about the terms of this facility.

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

            In addition, as a transaction processor, and in certain instances as a claims adjudicator, we receive cash from:
            • customers on whose behalf we processes off-payroll payments that we will disburse to customer employees, payroll-related payees and other payees designated by the customer; and

            • credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet in South Korea that are our customers and on whose behalf we process the transactions between various parties and settle the funds from the credit card companies to our merchant customers.

            These funds do not represent cash that is available to us and we present these funds, and the associated liability, outside of our current assets and liabilities on our consolidated balance sheet. Movements in these cash balances are presented in investing activities and movements in the obligations are presented in financing activities in our consolidated statement of cash flows.

       Cash flows from operating activities

            Cash flows from operating activities for fiscal 2014 decreased to $37.1 million (ZAR 386.2 million) from $55.9 million (ZAR 513.7 million) for fiscal 2013. Excluding the impact of interest paid under our South Korean debt facility and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our UEPS-based lending book, offset by cash inflows from improved trading activity, the recovery of implementation costs from SASSA and the substantial elimination of implementation costs related to our SASSA contract in fiscal 2014. During fiscal 2014, we paid interest of $5.2 million under our South Korean debt facility.

            Cash flows from operating activities for fiscal 2013 increased to $55.9 million (ZAR 513.7 million) from $20.4 million (ZAR 157.5 million) for fiscal 2012. Excluding the impact of interest paid under our South Korean debt facility and taxes presented in the table below, the increase in cash provided by operating activities resulted from a more favorable trading environment, notwithstanding the significant implementation costs paid in fiscal 2013, an increase in accounts payable and a decrease in prefunding to merchants participating in our merchant acquiring system. These increases to operating cash flows were offset by a moderate increase in accounts receivable and inventory and lower other payables and taxes which all decrease operating cash flow. During fiscal 2013, we paid interest of $7.1 million under our South Korean debt facility.

            During fiscal 2014, we made a first provisional tax payment of $13.3 million (ZAR 137.8 million) and a second provisional tax payment of $25.0 million (ZAR 266.6 million) related to our 2014 tax year in South Africa. We also paid taxes totaling $3.9 million in other tax jurisdictions, primarily South Korea.

            During fiscal 2013, we made a first provisional tax payment of $6.8 million (ZAR 58.7 million), a second provisional tax payment of $7.2 million (ZAR 72.5 million) related to our 2013 tax year in South Africa and paid dividend withholding taxes of $1.6 million (ZAR 14.9 million) related to cross-border intercompany dividends paid. We made an additional second provisional tax payments of $3.1 million (ZAR 25.5 million) related to our 2012 tax year in South Africa. We also paid taxes totaling $3.3 million in other tax jurisdictions, primarily South Korea.

            Taxes paid during fiscal 2014, 2013 and 2012 were as follows:

Table 14	Year ended June 30,
	2014	2013	2012	2014	2013	2012
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	13,292	6,757	15,014	137,773	58,693	123,271
Second provisional payments	25,004	7,228	8,485	266,573	72,451	71,458
Taxation paid related to prior years	228	3,072	3,326	2,360	25,517	24,803
Taxation refunds received	(36)	(65)	(287)	(400)	(480)	(2,121)
Dividend withholding taxation	-	1,610	-	-	14,916	-
Secondary taxation on companies	-	-	1,811	-	-	14,615
Total South African taxes paid	38,488	18,602	28,349	406,306	171,097	232,026
Foreign taxes paid, primarily South
Korea	3,929	3,298	2,355	41,506	29,468	18,288
Total tax paid	42,417	21,900	30,704	447,812	200,565	250,314

       Cash flows from investing activities

            Cash used in investing activities for fiscal 2014 includes capital expenditure of $23.9 million (ZAR 248.5 million), primarily for the acquisition of payment processing terminals in South Korea.

            Cash used in investing activities for fiscal 2013 includes capital expenditure of $22.7 million (ZAR 198.1 million), primarily for payment vehicles and related equipment for our SASSA contract and acquisition of payment processing terminals in South Korea.

            Cash used in investing activities for fiscal 2012 includes capital expenditure of $39.2 million (ZAR 302.2 million), primarily for payment vehicles for our SASSA contract, acquisition of payment processing terminals in South Korea and POS devices to service our merchant acquiring system in South Africa.

            During fiscal 2013 we paid, net of cash acquired, $1.9 million (ZAR 16.8 million) for N1MS and $0.2 million for SmartSwitch Botswana. During fiscal 2012, we received a net settlement of $4.9 million from the former shareholders of KSNET. We also paid $4.5 million (ZAR 34.8 million) for the Eason prepaid electricity and airtime business during fiscal 2012.

       Cash flows from financing activities

            During the fiscal 2014, we refinanced our South Korean debt and used $70.6 million of these new borrowings and $16.4 million of our surplus cash to repay the $87.0 million due under our old facility. In addition, we paid the facility fees related to our new South Korean borrowings of approximately $0.9 million. During fiscal 2014, we utilized approximately $2.1 million of these new borrowings to pay quarterly interest due in South Korea.

            During fiscal 2014, we paid approximately $2.0 million for substantially all of the shares of KSNET we did not already own. We utilized our South African short-term facility during fiscal 2014 and have repaid the full amount outstanding as of June 30, 2014.

            During fiscal 2013, we made a scheduled $14.5 million long-term debt repayment.

            During fiscal 2012, we made long-term debt repayments of $19.2 million and acquired 180,656 shares of our common stock for $1.1 million.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements.

Capital Expenditures

            Capital expenditures for the years ended June 30, 2014, 2013 and 2012 were as follows:

Table 15	Year ended June 30,
	2014	2013	2012	2014	2013	2012
	$	$	$	ZAR	ZAR	ZAR
Operating Segment	’000	’000	’000	’000	’000	’000

South African transaction processing	3,425	9,400	23,332	35,608	81,879	180,090
International transaction processing	19,393	12,490	14,994	201,621	108,794	115,733
Financial inclusion and applied technologies	1,088	857	841	11,312	7,465	6,491
Consolidated total	23,906	22,747	39,167	248,541	198,138	302,314

            Our capital expenditures for fiscal 2014, 2013 and 2012, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

            All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2014, of $0.2 million related mainly to computer equipment required to maintain and expand operations. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2015 will also relate to expanding our operations in South Korea and South Africa.

Contractual Obligations

            The following table sets forth our contractual obligations as of June 30, 2014:

Table 16	Payments due by Period, as of June 30, 2014 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	88,049	18,605	26,024	43,420	-
Operating lease obligations	7,587	3,490	3,734	363	-
Purchase obligations	5,541	5,541	-	-	-
Capital commitments	190	190	-	-	-
Other long-term obligations (B)	23,477	-	-	-	23,477
Total	124,844	27,826	29,758	43,783	23,477

(A)	– Includes $77.2 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of June 30, 2014.
(B)	– Includes policy holder liabilities of $22.2 million related to our insurance business.

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

            Currency Exchange Risk

            We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and US dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the US dollar and the euro, on the other hand. As of June 30, 2014, and 2013, our outstanding foreign exchange contracts were as follows:

            As of June 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 182,272.50	ZAR 15.2077	ZAR 14.5803	July 21, 2014
EUR 182,272.50	ZAR 15.3488	ZAR 14.5803	July 21, 2014
EUR 180,022.50	ZAR 15.4228	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.2819	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.3623	ZAR 14.7367	September 22, 2014
EUR 180,022.50	ZAR 15.5041	ZAR 14.7367	September 22, 2014
EUR 181,570.50	ZAR 15.5739	ZAR 14.8119	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.8119	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.9874	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.9874	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 15.0671	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 15.0671	January 20, 2015

            As of June 30, 2013

Fair market
Notional amount	Strike price	value price	Maturity
EUR 4,000,000	ZAR 9.06	ZAR 10.1397	September 30, 2013

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

            Interest Rate Risk

            As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our long-term South Korean debt facilities bear interest at the South Korean CD rate plus 3.10% and 2.90%, respectively. As interest rates, and specifically the South Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the South Korean CD rate, will not adversely affect our results of operations and financial condition. As of June 30, 2014, the South Korean CD rate was 2.65% .

            The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2014, as a result of a change in the South Korean CD rate. The effects of a hypothetical 1% increase and a 1% decrease in the South Korean CD rate as of June 30, 2014, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2014
Table 17				Estimated
annual
expected
	Annual	Hypothetical		interest charge
	expected	change in		after change in
	interest	South		South Korean
	charge	Korean CD		CD rate
	($ ’000)	rate		($ ’000)
Interest on debt facility	4,408	1%		5,189
		(1%	)	3,645

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

            UEPS-based microlending credit risk

            We are exposed to credit risk in our UEPS-based microlending activities, which provides unsecured short-term loans to qualifying customers. We manage this risk by performing an affordability test for each prospective customer and assign a “creditworthiness score”, which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

            Equity Price and Liquidity Risk

            Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 26% of the issued share capital of Finbond Group Limited which are exchange-traded equity securities. The fair value of these securities as of June 30, 2014, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

            The following table summarizes our exchange-traded equity securities with equity price risk as of June 30, 2014. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of June 30, 2014, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of June 30, 2014
Table 18
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities .	8,068	10%		8,875	0.21%
		(10%	)	7,261	(0.21%	)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-55 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures

            Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

            Internal Control over Financial Reporting

            Internal control over financial reporting is a process designed by, or under the supervision of, the company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

            Management’s Report on Internal Control Over Financial Reporting

            Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

            Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.

            We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

            In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated August 28, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Registered Auditors

28 August 2014

National Executive: LL Bam Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit
DL Kennedy Risk Advisory NB Kader Tax TP Pillay Consulting K Black Clients & Industries
JK Mazzocco Talent & Transformation MJ Jarvis Finance M Jordan Strategy S Gwala Managed Services
TJ Brown Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

ITEM 9B. OTHER INFORMATION

            None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2014 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2014 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2014 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2014 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2014 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report 1. Financial Statements

The following financial statements are included on pages F-1 through [F-55].

            2. Financial Statement Schedules

            Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

10.1	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004

10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004

10.3	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005

10.4	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.		S-4/A	10.8	April 21, 2004

10.5	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards		S-4/A	10.10	April 21, 2004

10.6	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited		S-1	10.18	May 26, 2005

10.7	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited		S-1/A	10.16	July 19, 2005

10.8	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited		S-1	10.19	May 26, 2005

10.9	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited	S-1/A	10.19	July 19, 2005

10.10	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited	S-1/A	10.20	July 19, 2005

10.11*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc.	14A	A	October 28, 2009

10.12*	Form of Restricted Stock Agreement	10-K	10.13	August 23, 2012

10.13*	Form of Stock Option Agreement	10-K	10.14	August 23, 2012

10.14*	Form of Restricted Stock Agreement (non- employee directors)	10-K	10.15	August 23, 2012

10.15	Form of Option issued by the Company to Business Venture Investments No 1567 (Proprietary) Limited (RF)	8-K	99.2	January 26, 2012

10.16	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA	8-K	99.1	February 6, 2012

10.17	Service Level Agreement dated February 3, 2012 between CPS and SASSA	8-K	99.2	February 6, 2012

10.18	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	10-Q	10.25	May 9, 2013

10.19	KRW 85,000,000,000 Senior Facilities Agreement dated October 28, 2013, between Net 1 Applied Technologies Korea, as borrower, Hana Bank, as agent and security agent, financial institutions listed therein as original lenders and Hana Daetoo Securities Co., Ltd., as mandated lead arranger.	8-K	10.24	October 31, 2013

10.20	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.25	December 10, 2013

10.21	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.26	December 10, 2013

10.22	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013	8-K	10.27	December 19, 2013

10.23	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	10-Q	10.28	February 6, 2014

10.24	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	10-Q	10.29	February 6, 2014

10.25	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.		8-K	10.30	March 18, 2014

10.26	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.		8-K	10.31	March 18, 2014

10.27*	Service Agreement between KSNET, Inc. and Phil- Hyun Oh dated June 30, 2014		8-K	10.1	July 2, 2014

10.28*	Service Agreement between Net1 Applied Technologies Korea and Phil-Hyun Oh dated June 30, 2014		8-K	10.2	July 2, 2014

12	Statement of Ratio of Earnings to Fixed Charges	X

14	Amended and Restated Code of Ethics	X

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

__________________________
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

Date: August 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Net 1 UEPS Technologies, Inc. - Form 10-K

NAME	TITLE	DATE

	Chief Executive Officer, Chairman of the Board and	August 28, 2014
/s/ Serge C.P. Belamant	Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 28, 2014
/s/ Herman Gideon Kotzé	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotzé

/s/ Paul Edwards	Director	August 28, 2014
Paul Edwards

/s/ Alasdair Jonathan Kemsley Pein	Director	August 28, 2014
Alasdair Jonathan Kemsley Pein

/s/ Christopher Stefan Seabrooke	Director	August 28, 2014
Christopher Stefan Seabrooke

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.

            We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)
Registered Auditors

28 August 2014

National Executive: LL Bam Chief Executive AE Swiegers Chief Operating Officer GM Pinnock Audit
DL Kennedy Risk Advisory NB Kader Tax TP Pillay Consulting K Black Clients & Industries
JK Mazzocco Talent & Transformation MJ Jarvis Finance M Jordan Strategy S Gwala Managed Services
TJ Brown Chairman of the Board MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2014 and 2013

	2014	2013
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,672	$53,665
Pre-funded social welfare grants receivable (Note 4)	4,809	2,934
Accounts receivable, net (Note 5)	148,067	102,614
Finance loans receivable, net (Note 5)	53,124	8,350
Inventory (Note 6)	10,785	12,222
Deferred income taxes (Note 20)	7,451	4,938
Total current assets before settlement assets	282,908	184,723
Settlement assets	725,987	752,476
Total current assets	1,008,895	937,199
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	47,797	48,301
EQUITY-ACCOUNTED INVESTMENTS	878	1,183
GOODWILL (Note 9)	186,576	175,806
INTANGIBLE ASSETS, net (Note 9)	68,514	77,257
OTHER LONG-TERM ASSETS (Note 7 and Note 10)	38,285	36,576
TOTAL ASSETS	1,350,945	1,276,322
LIABILITIES
CURRENT LIABILITIES
Accounts payable	17,101	26,567
Other payables (Note 11)	42,257	33,808
Current portion of long-term borrowings (Note 13)	14,789	14,209
Income taxes payable	7,676	2,275
Total current liabilities before settlement obligations	81,823	76,859
Settlement obligations	725,987	752,476
Total current liabilities	807,810	829,335
DEFERRED INCOME TAXES (Note 20)	15,522	18,727
LONG-TERM BORROWINGS (Note 13)	62,388	66,632
OTHER LONG-TERM LIABILITIES (Note 10)	23,477	21,659
TOTAL LIABILITIES	909,197	936,353
COMMITMENTS AND CONTINGENCIES (Note 24)
EQUITY
COMMON STOCK (Note 14) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - 2014: 47,819,299; 2013: 45,592,550	63	59
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2014: -; 2013: -	-	-
ADDITIONAL PAID-IN CAPITAL	202,401	160,670
TREASURY SHARES, AT COST: 2014: 15,883,212; 2013: 13,455,090 (Note 14)	(200,681)	(175,823)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 15)	(82,741)	(100,858)
RETAINED EARNINGS	522,729	452,618
TOTAL NET1 EQUITY	441,771	336,666
NON-CONTROLLING INTEREST	(23)	3,303
TOTAL EQUITY	441,748	339,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,945	$1,276,322

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share data)

REVENUE (Note 16)	$581,656	$452,147	$390,264

Services rendered	518,297	430,268	362,679
Loan-based fees received	33,560	6,613	8,433
Sale of goods	29,799	15,266	19,152

EXPENSE

Cost of goods sold, IT processing, servicing and support	260,232	196,834	141,000

Selling, general and administration	168,072	191,552	137,404

Equity instruments issued pursuant to BEE transactions (Note 17)	11,268	-	14,211

Depreciation and amortization	40,286	40,599	36,499

OPERATING INCOME	101,798	23,162	61,150

INTEREST INCOME	14,817	12,083	8,576

INTEREST EXPENSE	7,473	7,966	9,345

INCOME BEFORE INCOME TAXES	109,142	27,279	60,381

INCOME TAX EXPENSE (Note 20)	39,379	14,656	15,936

NET INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	69,763	12,623	44,445

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	298	351	220

NET INCOME	70,061	12,974	44,665

(ADD) LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(50)	(3)	14

NET INCOME ATTRIBUTABLE TO NET1	$70,111	$12,977	$44,651

Net income per share, in United States dollars: (Note 21)

Basic earnings attributable to Net1 shareholders	1.51	0.28	0.99

Diluted earnings attributable to Net1 shareholders	1.50	0.28	0.99

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2014, 2013 and 2012

	2014	2013	2012
		(In thousands)

NET INCOME	$70,061	$12,974	$44,665

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized income on asset available for sale, net of tax	288	915	1,547
Release of foreign currency translation reserve related to sale/ liquidation of businesses (Note 19)	4,277	-	-
Movement in foreign currency translation reserve	13,730	(26,051)	(43,617)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	18,295	(25,136)	(42,070)

COMPREHENSIVE INCOME (LOSS)	88,356	(12,162)	2,595

Add comprehensive loss attributable to non-controlling interest	50	3	113

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NET1	$88,406	$(12,159)	$2,708

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2012 (dollar amounts in thousands)

		Net 1 UEPS Technologies, Inc. Shareholders
			Number		Number			Accumulated
	Number		of		of shares,	Additional		other	Total	Non-
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2011	58,427,239	$59	(13,274,434)	$(174,694)	45,152,805	$138,420	$394,990	$(33,779)	$324,996	$3,014	$328,010

Restricted stock granted (Note 18)	582,729				582,729				-		-

Stock-based compensation charge (Note 18)						2,909			2,909		2,909

Reversal of stock-based compensation charge (Note 18)	(5,976)				(5,976)	(134)			(134)		(134)

Equity instrument charge (Note 17)						14,211			14,211		14,211

Treasury shares acquired (Note 14)			(180,656)	(1,129)	(180,656)				(1,129)		(1,129)

Utilization of APIC pool related to vested restricted stock						(56)			(56)		(56)

Liquidation of SmartSwitch Nigeria (Note 19)										280	280

Sale of 10% of Smart Life (Note 3)										188	188

KSNET purchase accounting adjustment (Note 3)										(63)	(63)

Net income							44,651		44,651	14	44,665

Other comprehensive loss (Note 15)								(41,943)	(41,943)	(127)	(42,070)

Balance – June 30, 2012	59,003,992	$59	(13,455,090)	$(175,823)	45,548,902	$155,350	$439,641	$(75,722)	$343,505	$3,306	$346,811

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2013 (dollar amounts in thousands)

		Net 1 UEPS Technologies, Inc. Shareholders
			Number		Number			Accumulated
	Number		of		of shares,	Additional		other	Total	Non-
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2012	59,003,992	$59	(13,455,090)	$(175,823)	45,548,902	$155,350	$439,641	$(75,722)	$343,505	$3,306	$346,811

Restricted stock granted (Note 18)	21,569				21,569				-		-

Exercise of stock option (Note 18)	30,000	-			30,000	240			240		240

Stock-based compensation charge (Note 18)						4,387			4,387		4,387

Reversal of stock-based compensation charge (Note 18)	(55,333)				(55,333)	(480)			(480)		(480)

Utilization of APIC pool related to vested restricted stock						(11)			(11)		(11)

N1MSs acquisition (Note 3)	47,412				47,412	1,184			1,184		1,184

Net income							12,977		12,977	(3)	12,974

Other comprehensive loss (Note 15)								(25,136)	(25,136)		(25,136)

Balance – June 30, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2014 (dollar amounts in thousands)

		Net 1 UEPS Technologies, Inc. Shareholders
			Number		Number			Accumulated
	Number		of		of shares,	Additional		other	Total	Non-
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total

Balance – July 1, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969

Issue of common stock (Note 14)	4,400,000	4			4,400,000	25,050			25,054		25,054

Repurchase of common stock (Note 14)			(2,428,122)	(24,858)	(2,428,122)				(24,858)		(24,858)

Restricted stock granted (Note 18)	187,963				187,963				-		-

Exercise of stock option (Note 18)	26,667	-			26,667	198			198		198

Equity instruments charge (Note 17)						11,268			11,268		11,268

Stock-based compensation charge (Note 18)						3,724			3,724		3,724

Reversal of stock-based compensation charge (Note 18)	(7,171)				(7,171)	(6)			(6)		(6)

Income tax benefit from vested stock awards						5			5		5

Acquisition of KSNET non-controlling interest (Note 14)						1,492		(178)	1,314	(3,276)	(1,962)

N1MSs acquisition (Note 3)	47,412				47,412				-		-

Net income							70,111		70,111	(50)	70,061

Other comprehensive income (Note 15)								18,295	18,295	-	18,295

Balance – June 30, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$(23)	$441,748

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2014, 2013 and 2012

	2014	2013	2012
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$70,061	$12,974	$44,665
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	40,286	40,599	36,499
Earnings from equity-accounted investments	(298)	(351)	(220)
Fair value adjustment	(55)	631	(3,375)
Interest payable	2,100	4,313	8,823
Facility fee amortized	738	302	389
(Profit) Loss on disposal of property, plant and equipment	(434)	110	(64)
Net loss on sale of 10% of Smart Life	-	-	81
Loss (Profit) on deconsolidation of subsidiaries and business (Note 19)	55	-	(3,994)
Realized loss on sale of Smart Life investments	-	-	25
Stock compensation charge, net of forfeitures (Note 18)	3,718	3,907	2,775
Fair value of BEE equity instruments granted (Note 17)	11,268	-	14,211
Increase in accounts and finance loans receivable, and pre-funded grants receivable	(101,447)	(5,726)	(31,974)
Decrease (Increase) in inventory	780	(2,890)	(5,271)
Increase (Decrease) in accounts payable and other payables	12,671	8,113	(18,496)
Increase (Decrease) in taxes payable	5,523	(2,748)	(7,483)
Decrease in deferred taxes	(7,821)	(3,317)	(16,185)
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,145	55,917	20,406
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,906)	(22,747)	(39,167)
Proceeds from disposal of property, plant and equipment	2,990	510	764
Net cash outflow from sale of MediKredit (Note 19)	(669)	-	-
Proceeds from sale of business (Note 19)	186	-	-
Capital reduction/ repayment of loan by equity-accounted investment	539	3	122
Acquisitions, net of cash acquired (Note 3)	-	(2,143)	(6,154)
Settlement from former shareholders of KSNET (Note 3)	-	-	4,945
Acquisition of available-for-sale securities (Note 7)	-	-	(948)
Purchase of investments related to Smart Life	-	-	(2,320)
Proceeds from maturity of investments related to Smart Life	-	-	2,321
Other investing activities, net	570	545	(1)
Net change in settlement assets	(1,350)	(423,984)	(252,101)
NET CASH USED IN INVESTING ACTIVITIES	(21,640)	(447,816)	(292,539)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term borrowings (Note 13)	(87,008)	(14,508)	(19,172)
Long-term borrowings obtained (Note 13)	73,677	-	-
Proceeds from bank overdraft	24,580	-	-
Repayment of bank overdraft	(23,335)	-	-
Acquisition of interests in KSNET (Note 14)	(1,968)	-	-
Payment of facility fee (Note 13)	(872)	-	-
Proceeds from issue of common stock (Note 18)	198	240	-
Acquisition of treasury stock (Note 14)	-	-	(1,129)
Proceeds on sale of 10% of Smart Life (Note 3)	-	-	107
Net change in settlement obligations	1,350	423,984	252,101
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,378)	409,716	231,907
Effect of exchange rate changes on cash	2,880	(3,275)	(15,914)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,007	14,542	(56,140)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	53,665	39,123	95,263
CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,672	$53,665	$39,123

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

            Description of Business

            Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides payment solutions and transaction processing services across a wide range of industries and in various geographies. It has developed and markets a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing, financial and on-line real-time healthcare management solutions in the United States. The Company’s technology is widely used in South Africa today, where it distributes pension and welfare payments to recipient cardholders in South Africa, provides financial services, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa, processes third-party and associated payroll payments for employees and provides mobile telephone top-up transactions for the major South African mobile carriers. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added network services (“VAN”) in South Korea.

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

            The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2014, 2013 and 2012.

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

            Translation of foreign currencies

            The primary functional currency of the Company is the South African Rand (“ZAR”) and its reporting currency is the US dollar. The Company also has consolidated entities which have other currencies, primarily South Korean won (“KRW”), as their functional currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Translation gains and losses are reported in accumulated other comprehensive income in total equity.

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
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Allowance for doubtful accounts receivable

                   Allowance for doubtful finance loans receivable

            The Company regularly reviews the ageing of outstanding amounts due from borrowers and adjusts the allowance based on management’s estimate of the recoverability of the finance loans receivable. The Company writes off finance loans receivable and related service fees if a borrower is in arrears with repayments for more than three months or dies.

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

            Equity-accounted investments

            The Company uses the equity method to account for investments in companies when it has significant influence but not control over the operations of the equity-accounted company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company’s net income or loss. The Company does not recognize cumulative losses in excess of its investment or loans in an equity-accounted investment except if it has an obligation to provide additional financial support. Dividends received from an equity-accounted investment reduce the carrying value of the Company’s investment.

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
for the years ended June 30, 2014, 2013 and 2012
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

            Policy reserves and liabilities

              Reserves for future policy benefits and claims payable

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
for the years ended June 30, 2014, 2013 and 2012
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

            Sales taxes

            Revenue and expenses are presented net of sales, use and value added taxes, as the case may be.

            Revenue recognition

            The Company recognizes revenue when:

•	there is persuasive evidence of an agreement or arrangement;
•	delivery of products has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

            The Company’s principal revenue streams and their respective accounting treatments are discussed below:

                   Fees

                          Pension and welfare and South African participating merchants

            The Company provides a welfare benefit distribution service to the South Africa Social Security Agency. Fee income received for these services is recognized in the statement of operations when distributions have been made to the recipient cardholders.

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
for the years ended June 30, 2014, 2013 and 2012
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
for the years ended June 30, 2014, 2013 and 2012
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

              Contract variations fees

            The Company records additional revenue from variations to contracts for the provision of welfare benefits, if:

•	there is persuasive evidence of an agreement;
•	collectability is reasonably assured; and
•	all material terms and conditions of the agreement have been adhered to.

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
for the years ended June 30, 2014, 2013 and 2012
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

            Research and development expenditure

            Research and development expenditures is charged to net income in the period in which it is incurred. During the years ended June 30, 2014, 2013 and 2012, the Company incurred research and development expenditures of $2.2 million, $1.3 million and $3.9 million, respectively.

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
for the years ended June 30, 2014, 2013 and 2012
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

            The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2014, 2013 and 2012, using the enacted statutory tax rate in South Africa of 28%. On December 20, 2011, there was a change in South African tax law to impose a dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace the Secondary Taxation on Companies (a tax levied directly on a company on dividend distributions) (“STC”). The change was effective on April 1, 2012.

            As of June 30, 2014, the Company intends to permanently reinvest its non-US undistributed earnings of $356.5 million in those non-US jurisdictions. Accordingly, the Company has not recognized a deferred tax liability related to future distributions of these undistributed earnings. It is not practicable for the Company to estimate the amount of unrecognized deferred tax liability because of the complexities of the calculations involved. The Company will be required to record a tax charge if it is no longer able to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

            In establishing the appropriate deferred tax asset valuation allowances, the Company assesses the realizability of its deferred tax assets, and based on all available evidence, both positive and negative, determines whether it is more likely than not that the deferred tax assets or a portion thereof will be realized.

            Reserves for uncertain tax positions are recognized in the financial statements for positions which are not considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. For positions that meet the more likely than not standard, the measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgement, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes.

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
for the years ended June 30, 2014, 2013 and 2012
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

            Settlement assets and settlement obligations

            Settlement assets comprise (1) cash received from the South African government that the Company holds pending disbursement to recipient cardholders of social welfare grants, (2) cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer and (3) as of June 30, 2013, cash received from healthcare plans which the Company disburses to healthcare service providers once it adjudicates claims.

            Settlement obligations comprise (1) amounts that the Company is obligated to disburse to recipient cardholders of social welfare grants, (2) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer and (3) as of June 30, 2013, amounts which are due to healthcare service providers after claims have been adjudicated and reconciled, provided that the Company shall have previously received such funds from healthcare plan customers.

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

            Recent accounting pronouncements not yet adopted as of June 30, 2014

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
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

            Recent accounting pronouncements not yet adopted as of June 30, 2014 (continued)

            In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the Company beginning July 1, 2017. Early adoption is not permitted. The Company expects that this guidance will have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

3.        ACQUISITIONS

            The cash paid, net of cash received related to the Company’s various acquisitions during the years ended June 30, 2014, 2013 and 2012 are summarized in the table below:

	2014	2013	2012
Net1 Mobile Solutions Proprietary Limited (“N1MS”) (formerly Pbel)	$-	$1,913	$-
SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”)	-	230	-
The Smart Life Insurance Company Limited (“Smart Life”)	-	-	1,673
Prepaid business	-	-	4,481
Total cash paid, net of cash received	$-	$2,143	$6,154

            2014 acquisitions

            None.

            2013 acquisitions

              SmartSwitch Botswana (Proprietary) Limited

            On December 7, 2012, the Company acquired 50% of the outstanding and issued ordinary shares in SmartSwitch Botswana, a Botswana private company, for BWP 6.3 million (approximately $0.8 million) in cash. As a result of this transaction, SmartSwitch Botswana is now a wholly-owned subsidiary and is consolidated in the Company’s financial statements. SmartSwitch Botswana had previously been recorded as an equity-accounted investment. SmartSwitch Botswana has been allocated to the Company’s International transaction processing operating segment.

              N1MS (formerly Pbel)

            On September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in N1MS, a South African private company, for ZAR 33 million (approximately $3.8 million). ZAR 23 million of the purchase price was paid in cash and the remaining ZAR 10 million was paid by issuing 142,236 shares of the Company’s common stock, which are earned by the sellers to the extent that N1MS achieves certain pre-defined financial performance milestones over a three-year measurement period. The 142,236 shares are divided into three equal tranches of 47,412 shares and the sellers earn the shares for each tranche only if the milestones for that particular tranche are achieved. However, the sellers will be entitled to earn all 142,236 shares if the cumulative pre-defined N1MS projected profit over the measurement period is achieved or if the Company decides to abandon its Mobile Virtual Card initiative. During the years ended June 30, 2014 and 2013, N1MS achieved its pre-defined financial performance milestones and the sellers earned 47,412 shares of the Company’s common stock in each year.

            The Company had historically engaged the services of N1MS to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed was the Company’s property. Prior to the acquisition, N1MS was jointly owned by the Company’s chief executive officer, Dr. Serge Belamant and his son, Mr. Philip Marc Belamant. Dr. Belamant is a non-employee director of N1MS and Mr. Philip Marc Belamant is its chief executive officer. Prior to the acquisition, Mr. Philip Marc Belamant was not employed by the Company. See also Note 25.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS (continued)

           2013 acquisitions (continued)

              N1MS (continued)

            The Company believes that the acquisition of N1MS is important in the execution of its strategy to commercialize and develop its world-wide virtual card patents and to supply secure, leading-edge technological solutions to the global payments market with particular focus on mobile-based payment solutions. N1MS has been allocated to the Company’s South African transaction processing operating segment.

            The final purchase price allocation of SmartSwitch Botswana and N1MS acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	SmartSwitch
	Botswana	N1MS	Total
Cash and cash equivalents	$584	$660	$1,244
Accounts receivable, net	-	234	234
Inventory	150	-	150
Other current assets	-	-	-
Property, plant and equipment, net	472	92	564
Intangible assets (Note 9)	-	1,785	1,785
Goodwill (Note 9)	657	1,710	2,367
Other payables	(218)	(65)	(283)
Income taxes payable	-	(93)	(93)
Deferred tax liabilities	(17)	(494)	(511)
Fair value of assets and liabilities on acquisition	1,628	3,829	5,457
Less: gain on re-measurement of previously held interest in SmartSwitch Botswana	(328)	-	(328)
Less: carrying value of SmartSwitch Botswana, an equity accounted investment, at the acquisition date	(486)	-	(486)
Total purchase price	$814	$3,829	$4,643

            Pro forma results of operations have not been presented because the effect of the SmartSwitch and N1MS acquisitions, individually and in the aggregate, were not material to the Company. During the year ended June 30, 2013, the Company incurred acquisition-related expenditure of $0.1 million related to these acquisitions. Since the closing of the SmartSwitch Botswana acquisition, it has contributed revenue and net income of $0.7 million and $0.02 million, respectively, for the year ended June 30, 2013. Since the closing of the N1MS acquisition, it has contributed revenue and incurred a net loss, after acquired intangible asset amortization, net of taxation, of $1.1 million and $0.5 million, respectively, for the year ended June 30, 2013.

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
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.        ACQUISITIONS (continued)

            2012 acquisitions (continued)

              Acquisition of prepaid airtime and electricity business (continued)

            The business has been integrated with EasyPay and allocated to the Company’s South African transaction processing operating segment.

              Smart Life

            On July 1, 2011, the Company acquired Smart Life (formerly known as Saambou Life Assurers Limited), a South African long-term insurance company, for ZAR 13.0 million (approximately $1.8 million) in cash. Prior to its acquisition by the Company, Smart Life had been administered as a ring-fenced life-insurance license by a large South African insurance company, had not written any new insurance business for a number of years and had reinsured all of its risk exposure under its life insurance products. Smart Life has been allocated to the Company’s Financial inclusion and applied technologies operating segment. In November 2011, the Company sold 10% of Smart Life to a strategic partner for $0.1 million and recognized a loss on sale of $0.08 million.

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

              KSNET Inc. (“KSNET”) - final settlement in December 2011

            On October 29, 2010, the Company acquired KSNET for KRW 270 billion (approximately $240 million based on exchange rates on October 29, 2010), and a post-closing working capital adjustment. In December 2011, the Company received $4.9 million, in cash, in final settlement of any and all claims and contractual adjustments between the Company and the former shareholders of KSNET. This amount was applied against the goodwill recognized on the acquisition of KSNET and has reduced the goodwill balance. As required by the Company’s South Korean debt agreement, the Company used the settlement proceeds to prepay a portion of its outstanding debt thereunder. The prepayment was made on January 30, 2012.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.        PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

            Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2014 payment service commenced on July 1, 2014, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2014. The July 2013 payment service commenced on July 1, 2013, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2013.

5.        ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net

            Accounts receivable, net

	2014	2013
Accounts receivable, trade, net	$64,885	$41,225
Accounts receivable, trade, gross	66,198	45,926
Allowance for doubtful accounts receivable, end of year	1,313	4,701
Beginning of year	4,701	788
Deconsolidation	(32)	-
Reversed to statement of operations	(1,455)	(93)
Charged to statement of operations	714	4,622
Utilized	(2,451)	(5)
Foreign currency adjustment	(164)	(611)

Cash payments to agents in South Korea that are amortized over the contract period	46,591	32,412
Other receivables	36,591	28,977
Total accounts receivable, net	$148,067	$102,614

            Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due from customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. During the year ended June 30, 2014, 2013 and 2012, respectively, the Company recorded a bad debt expense of $0.6 million, $0.4 million and $0.2 million.

            Finance loans receivable, net

	2014	2013
Finance loans receivable, gross	$56,207	$8,350
Allowance for doubtful finance loans receivable, end of year	3,083	-
Beginning of year	-	-
Charged to statement of operations	3,652	-
Utilized	(513)	-
Foreign currency adjustment	(56)	-
Total finance loans receivable, net	$53,124	$8,350

            The Company updated its accounting policy for the allowance for doubtful finance loans receivable during the year ended June 30, 2014, as a result of the increase in its UEPS-based lending book which is included in finance loans receivable in its consolidated balance sheet. The Company does not believe that an allowance for doubtful finance loans receivable is required for finance loans receivable as of June 30, 2013, because this was an established book and has been recovered. The Company did not expense any unrecoverable finance loans receivable during the year ended June 30, 2014, because these loans were written off directly against the allowance for doubtful finance loans receivable. The Company recorded an unrecoverable finance loans receivable expense of $0.2 million during each of the years ended June 30, 2013 and 2012, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.        INVENTORY

            The Company’s inventory as of June 30, 2014 and 2013, is presented in the table below:

	2014	2013

Finished goods	$10,785	$12,222
	$10,785	$12,222

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS

            Fair value of financial instruments

              Initial recognition and measurement

            Financial instruments are recognized when the Company becomes a party to the transaction. Initial measurements are at cost, which includes transaction costs.

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
for the years ended June 30, 2014, 2013 and 2012
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

            These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

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
for the years ended June 30, 2014, 2013 and 2012
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

              Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

            The Company's Level 3 asset represents an investment of 156,788,712 shares of common stock of Finbond, which are exchange-traded equity securities. Finbond’s shares are traded on the Johannesburg Stock Exchange (“JSE”) and the Company has designated such shares as available for sale investments. The Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Finbond issues financial products and services under a mutual banking licence and also has a microlending offering. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

            The fair value of these securities as of June 30, 2014, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

            In March 2012, Finbond completed a rights issue and the Company acquired an additional 72,156,187 shares for approximately $1 million. The Company’s ownership interest in Finbond as of June 30, 2014, is approximately 26%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

              Derivative transactions - Foreign exchange contracts

            As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of BBB or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (level 2). The Company has no derivatives that require fair value measurement under level 1 or 3 of the fair value hierarchy.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Financial instruments (continued)

              Derivative transactions - Foreign exchange contracts (continued)

            The Company’s outstanding foreign exchange contracts are as follows:

            As of June 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 182,272.50	ZAR 15.2077	ZAR 14.5803	July 21, 2014
EUR 182,272.50	ZAR 15.3488	ZAR 14.5803	July 21, 2014
EUR 180,022.50	ZAR 15.4228	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.2819	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.3623	ZAR 14.7367	September 22, 2014
EUR 180,022.50	ZAR 15.5041	ZAR 14.7367	September 22, 2014
EUR 181,570.50	ZAR 15.5739	ZAR 14.8119	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.8119	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.9874	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.9874	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 15.0671	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 15.0671	January 20, 2015

            As of June 30, 2013

Fair market
Notional amount	Strike price	value price	Maturity
EUR 4,000,000	ZAR 9.06	ZAR 10.1397	September 30, 2013

            The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,800	$-	$-	$1,800
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	8,068	8,068
Other	-	47	-	47
Total assets at fair value	$1,800	$47	$8,068	$9,915
Liabilities
Foreign exchange contracts	$-	$164	$-	$164
Total liabilities at fair value	$-	$164	$-	$164

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
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

            Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the years ended June 30, 2014 and 2013, respectively. There have been no transfers in or out of Level 3 during the years ended June 30, 2014 and 2013, respectively.

              Trade, finance loans and other receivables

            Trade, finance loans and other receivables originated by the Company are stated at cost less allowance for doubtful accounts receivable. The fair value of trade, finance loans and other receivables approximate their carrying value due to their short-term nature.

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

8.        PROPERTY, PLANT AND EQUIPMENT, net

            Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2014 and 2013:

	2014	2013
Cost:
Land	$967	$858
Building and structures	530	471
Computer equipment	110,393	101,536
Furniture and office equipment	6,686	7,864
Motor vehicles	20,575	22,127
Plant and equipment	68	253
	139,219	133,109
Accumulated depreciation:
Land	-	-
Building and structures	128	92
Computer equipment	73,908	69,573
Furniture and office equipment	4,799	5,627
Motor vehicles	12,519	9,263
Plant and equipment	68	253
	91,422	84,808
Carrying amount:
Land	967	858
Building and structures	402	379
Computer equipment	36,485	31,963
Furniture and office equipment	1,887	2,237
Motor vehicles	8,056	12,864
Plant and equipment	-	-
	$47,797	$48,301

9.        GOODWILL AND INTANGIBLE ASSETS, net

            Goodwill

            Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2014, 2013 and 2012:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of July 1, 2011	$258,084	$(48,514)	$209,570
Reduction in goodwill: KSNET net settlement (Note 3)	(4,239)	-	(4,239)
Foreign currency adjustment (1)	(28,957)	6,363	(22,594)
Balance as of June 30, 2012	224,888	(42,151)	182,737
Acquisition of N1MS (Note 3)	1,710	-	1,710
Acquisition of SmartSwitch Botswana (Note 3)	657	-	657
Foreign currency adjustment (1)	(8,697)	(601)	(9,298)
Balance as of June 30, 2013	218,558	(42,752)	175,806
Loss on liquidation of Net1 Universal Electronic Technologies (Austria) GmbH and associated entities (“Net1 UTA”) (Note 19)	(44,445)	44,445	-
Foreign currency adjustment (1)	12,463	(1,693)	10,770
Balance as of June 30, 2014	$186,576	$-	$186,576

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the South Korean won, and the US dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        GOODWILL AND INTANGIBLE ASSETS, net (continued)

            Goodwill (continued)

            Goodwill associated with the acquisition of N1MS and SmartSwitch Botswana represents the excess of cost over the fair value of acquired net assets. The N1MS and SmartSwitch Botswana goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets. N1MS has been allocated to the Company’s South African transaction processing operating segment and SmartSwitch Botswana to the International transaction processing operating segment.

            The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. The results of our impairment tests during the year ended June 30, 2014 and 2013, indicated that the fair value of the Company’s reporting units exceeded their carrying values and therefore the Company’s reporting units were not at risk of potential impairment.

            The Company changed its reportable segments during June 2014 (refer to Note 23). Goodwill has been allocated to the Company’s reportable segments as follows:

	2014	2013

South African transaction processing	$28,517	$30,525
International transaction processing	128,427	113,972
Financial inclusion and applied technologies	29,632	31,309
Total	$186,576	$175,806

            Intangible assets, net

            The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. No intangible assets have been impaired during the years ended June 30, 2014, 2013 and 2012, respectively.

            Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2014 and 2013:

	As of June 30, 2014			As of June 30, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$98,676	$(41,273)	$57,403	$90,469	$(29,818)	$60,651
Software and unpatented
technology	33,604	(26,207)	7,397	34,951	(22,151)	12,800
FTS patent	3,619	(3,619)	-	3,873	(3,873)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,890	(3,176)	3,714	6,611	(2,805)	3,806
Customer database	-	-	-	614	(614)	-
Total finite-lived intangible assets .	$147,295	$(78,781)	$68,514	$141,024	$(63,767)	$77,257

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.        GOODWILL AND INTANGIBLE ASSETS, net (continued)

            Intangible assets, net (continued)

            Amortization expense charged for the years to June 30, 2014, 2013 and 2012 was $16.6 million, $18.2 million, and $19.4 million, respectively.

            Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2014, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2015	$15,831
2016	11,838
2017	9,421
2018	9,421
2019	9,074
Thereafter	$12,624

10.      REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

            Reinsurance assets and policy holder liabilities under insurance contracts

            Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the years ended June 30, 2014 and 2013:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balances acquired on July 1, 2012	$23,595	$(23,701)
Claims and policyholders’ benefits under insurance contracts	(211)	146
Foreign currency adjustment (3)	(3,827)	3,844
Balance as of June 30, 2013	19,557	(19,711)
Claims and policyholders’ benefits under insurance contracts	2,790	(3,063)
Foreign currency adjustment (3)	(1,285)	1,296
Balance as of June 30, 2014	$21,062	$(21,478)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

            The Company has agreements with reinsurance companies in order to limit its losses from large insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability.

            The value of insurance contract liabilities is based on best estimates assumptions of future experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The process of deriving the best estimates assumptions plus prescribed margins includes assumptions related to future mortality and morbidity (an appropriate base table of standard mortality is chosen depending on the type of contract and class of business), withdrawals (based on recent withdrawal investigations and expected future trends), investment returns (based on government treasury rates adjusted by an applicable margin), expense inflation (based on a 10-year real return on CPI-linked government bonds from the risk-free rate and adding an allowance for salary inflation and book shrinkage of 1% per annum) and claim reporting delays (based on average industry experience).

10.      REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS (continued)

            Assets and policy holder liabilities under investment contracts

            Summarized below is the movement in assets and policy holder liabilities under investment contracts during the years ended June 30, 2014 and 2013:

		Investment
	Assets (1)	contracts (2)
Balances acquired on July 1, 2012	$1,109	$(1,109)
Foreign currency adjustment (3)	(156)	156
Balance as of June 30, 2013	953	(953)
Maturity claims under investment contracts	(202)	202
Foreign currency adjustment (3)	(63)	63
Balance as of June 30, 2014	$688	$(688)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

            The Company does not offer any investment products with guarantees related to capital or returns.

11.      OTHER PAYABLES

            Summarized below is the breakdown of other payables as of June 30, 2014 and 2013:

	2014	2013

Participating merchants settlement obligation	$2,118	$2,005
Payroll-related payables	991	1,611
Accruals	10,704	10,522
Value-added tax payable	3,477	2,560
Other	7,027	7,009
Provisions	17,940	10,101
	$42,257	$33,808

12.      SHORT-TERM FACILITIES

            South Africa

            The Company’s short-term South African credit facility with Nedbank Limited comprises an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. As of June 30, 2014, the interest rate on the overdraft facility was 7.85% . On July 18, 2014, the interest rate on the overdraft facility was increased to 8.10% due to an increase in the South Africa repurchase rate by 0.25% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a wholly owned South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations. As of June 30, 2014, the Company had not utilized any of its ZAR 250.0 million ($23.6 million, translated at exchange rates applicable as of June 30, 2014) overdraft facility. The Company had utilized approximately ZAR 139.0 million ($13.1 million, translated at exchange rates applicable as of June 30, 2014) of its facility to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 24). As of June 30, 2013, the Company had utilized none of these facilities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.      SHORT-TERM FACILITIES (continued)

            South Korea

            The Company obtained a KRW 10 billion short-term overdraft facility from Hana Bank, a South Korean bank, in January 2014. As of June 30, 2014, the interest rate on the overdraft facility was 4.98% . The Company has ceded the warehouse it owns in South Korea as security for its repayment obligations under the facility. As of June 30, 2014, the Company had not utilized any of its KRW 10.0 billion ($9.9 million, translated at exchange rates applicable as of June 30, 2014) overdraft facility. The facility expires in January 2015.

13.      LONG-TERM BORROWINGS

            In October 2013, the Company refinanced its long-term South Korean credit facility and signed a new five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of South Korean banks. The Facilities Agreement provides for three separate facilities to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”): a Facility A loan of up to KRW 60.0 billion ($59.2 million), a Facility B loan of up to KRW 15 billion ($14.8 million) and a Facility C revolving credit facility of up to KRW 10.0 billion ($9.9 million) (all facilities denominated in KRW and translated at exchange rates applicable as of June 30, 2014).

            The Facility A and B loans were fully drawn on October 29, 2013, and used to repay KRW 75.0 billion ($70.6 million) of the KRW 92.4 billion ($87.0 million) loan outstanding under the Company’s refinanced South Korean credit facility. The remaining outstanding KRW 17.4 billion ($16.4 million) balance of that facility was paid from cash on hand on October 29, 2013. In addition, the Company drew KRW 1.1 billion ($1.0 million) of the revolving credit facility on October 29, 2013, to pay fees and expenses related to the Facilities Agreement and drew approximately KRW 2.2 billion ($2.1 million) during the last six months of the year ended June 30, 2014, to pay interest due under the Facilities Agreement. The carrying value as of June 30, 2014, was $77.2 million. As of June 30, 2014, the carrying amount of the long-term borrowings approximated its fair value.

            Interest on the loans and revolving credit facility is payable quarterly and is based on the South Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility; and a margin of 2.90% for the Facility B loan. The CD rate was 2.65% on June 30, 2014 and therefore the interest rate in effect as of June 30, 2014, for the Facility A loan and Facility C revolving credit facility was 5.75% and for the Facility B loan was 5.55%, respectively. A commitment fee of 0.3% is payable on any un-drawn and un-cancelled amount of the revolving credit facility.

            The Company paid facilities fees of approximately KRW 0.9 billion ($0.9 million) on October 29, 2013, and amortized approximately $0.3 million of these fees during the year ended June 30, 2014. The Company has expensed the remaining prepaid facility fees related to the Company’s refinanced South Korean credit facility of approximately $0.4 million during the year ended June 30, 2014. Total interest expense related to the new and refinanced facilities during the year ended June 30, 2014, 2013 and 2012, was $4.8 million, $7.1 million and $8.8 million, respectively.

            The Facility A loan is repayable in three scheduled annual installments of KRW 10 billion in April 2016, 2017 and 2018, with a final installment of KRW 30 billion due at the maturity date (October 29, 2018). The Facility B loan is repayable in full on October 29, 2014. The Facility C revolving credit facility is repayable in full on the maturity date. Prepayment of the revolving credit facility may be withdrawn at any time up to three months before the maturity date.

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
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      COMMON STOCK

            Common stock

            Holders of shares of Net1’s common stock are entitled to receive dividends and other distributions when declared by Net1’s board of directors out of legally available funds. Payment of dividends and distributions is subject to certain restrictions under the Florida Business Corporation Act, including the requirement that after making any distribution Net1 must be able to meet its debts as they become due in the usual course of its business.

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

            The Company’s number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described in Note 18—Amended and Restated Stock Incentive Plan—Restricted Stock—General Terms of Awards. The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012

Number of shares, net of treasury:
Statement of changes in equity	47,819,299	45,592,550	45,548,902
Less: Non-vested equity shares that have not vested as of end of year (Note 18)	385,778	405,226	646,617
Number of shares, net of treasury excluding non-vested equity shares that have not vested	47,433,521	45,187,324	44,902,285

            Common stock repurchases

            The Company’s Board of Directors has authorized the repurchase of up to $100 million of common stock. The authorization does not have an expiration date.

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

            The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. During the year ended June 30, 2012, the Company repurchased 180,656 shares for approximately $1.1 million. The Company did not repurchase any of its shares during the years ended June 30, 2014 and 2013, under this authorization. However, during the year ended June 30, 2014, the Company repurchased 2,428,122 shares for approximately $24.9 million as described below under “—December 2013 Black Economic Empowerment transactions—Salient terms of the BEE Relationship Agreements”.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      COMMON STOCK (continued)

            December 2013 Black Economic Empowerment transactions

            On December 10, 2013, the Company entered into definitive agreements relating to two Black Economic Empowerment (“BEE”) transactions. On April 16, 2014, the Company implemented these transactions and issued 4,400,000 shares of its common stock to its BEE partners after all the agreed conditions had been satisfied. On June 6, 2014, the Company repurchased approximately 2.4 million of these shares of common stock and the BEE partners used the proceeds from the repurchase to settle their obligations due to the South African subsidiary of the Company, as described below.

              Salient terms of the BEE Relationship Agreements

     Pursuant to Relationship Agreements between the Company and its BEE partners, the Company sold an aggregate of 4,400,000 shares of its common stock (“BEE shares”), which are contractually restricted as to resale as described below, for a purchase price of ZAR 60.00 per share. This price represented 75% of the closing price of the Company’s common stock on the JSE on December 6, 2013, the date the Company completed final negotiation of the terms of these BEE transactions.

            The Relationship Agreements provided for the entire purchase price for the BEE shares to be financed through a five-year loan to be extended to each of the BEE partners by a South African subsidiary of the Company. The obligations of the BEE partners under the loans were several, and not joint. Each of the BEE partners granted the lender a security interest in all the BEE shares purchased by such BEE partner to secure the repayment of its loan. The principal amount of the loans made by the subsidiary was contributed by Net1 to the equity capital of the subsidiary. As a result of the making of the loans, the net cash position of the Company after the sale of the BEE shares remained unchanged.

            The loans bore interest at a rate equal to the Johannesburg Interbank Rate plus 300 basis points. Interest on the loans was payable semi-annually in arrears on January 1 and July 1 of each year. 10% of the outstanding principal amount of the loans was payable on each of the first and second anniversaries of the date of issuance of the BEE shares, 15% of the outstanding principal amount of the loans was payable on each of the third and fourth anniversaries of the date of issuance of the BEE shares and the remaining outstanding principal amount of the loans was payable on the fifth anniversary of the date of issuance of the BEE shares. Further, the entire outstanding principal amount of the loans was payable if the price of the Company’s common stock on the JSE equals or exceeds ZAR 120.00 per share at any time during term of the loans. The loans to the BEE partners did not provide that they were recourse only to the BEE shares. Nevertheless, the Company expected that the sole source of repayment of the loans will be proceeds from the sale of its shares by the BEE partners from time to time, in open market or in privately negotiated transactions.

            Upon the occurrence of certain “trigger events” with respect to a BEE partner, the BEE shares held by that BEE partner may be repurchased by the Company or one of its designees. These trigger events include the following:

•

failure by the BEE partner to pay any amount due on its loan (including interest) to the lender (in this case, the Company may repurchase only that number of shares which would raise sufficient funds to settle any amount due and unpaid);

•	any other breach by the BEE partner (or in certain circumstances its shareholders) of any provision of the Relationship Agreement, including without limitation, its failure to maintain its BEE status;
•	the Company’s common stock trades at or below ZAR 60.00 on the JSE or at or below the equivalent trading price on Nasdaq;
•	the occurrence of certain insolvency events or liquidation proceedings affecting the BEE partner; or
•	the BEE partner fails to satisfy any judgment or arbitration award granted or made against it within 7 days.

            If the trigger event involved a failure by a BEE partner to pay any amount due on its loan, then the repurchase price is the volume-weighted average price of the Company’s common stock on the Nasdaq for the period of 30 trading days prior to the trigger event (“30-day VWAP”). In the case of other trigger events, the repurchase price is the lower of the 30-day VWAP or ZAR 60.00 per share.

            The Company’s share price exceeded ZAR 120.00 on June 4, 2014 and all outstanding amounts then became due and payable. The BEE partners were unable to pay all outstanding amounts due on June 5, 2014, and accordingly a trigger event occurred. The Company purchased a total of 2,428,122 shares of its common stock, at the determined VWAP of ZAR109.98, from the BEE partners. The BEE partners used the proceeds from the sale of these shares in order to settle all outstanding amounts due to the South African subsidiary of the Company.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.      COMMON STOCK (continued)

            December 2013 Black Economic Empowerment transactions (continued)

              Salient terms of the BEE Relationship Agreements (continued)

            The BEE shares are contractually restricted as to resale for a period of five years from the date of issuance, with the exception of periodic sales which would have been made to fund the repayment of principal and interest on the loans if they had not been repaid in full in June 2014. In addition, the Company may call the BEE shares then owned by the BEE partners, either in exchange for a minority interest in CPS or for a cash payment equal to the 30-day VWAP. Further, after the fifth anniversary of the date of issuance of the BEE shares, the Company will have a right of first refusal on the shares owned by the BEE partners.

            Acquisition of KSNET non-controlling interests

            During the year ended June 30, 2014, the Company acquired all of the issued share capital of KSNET, Inc. that it did not previously own for approximately $2.0 million in cash. The Company intends to realize certain South Korean tax efficiencies in the future and is currently discussing the feasibility with its South Korean tax advisors. The transaction was accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the non-controlling interest was adjusted to reflect the change in ownership interest in KSNET. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $1.5 million, was recognized in total Net1 equity.

15.      ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

            The table below presents the change in accumulated other comprehensive (loss) income per component during years ended June 30, 2014, 2013 and 2012:

		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total
	‘000	‘000	‘000
Balance as of July 1, 2011	$(31,647)	$(2,132)	$(33,779)
Movement in foreign currency translation reserve	(43,490)	-	(43,490)
Unrealized loss on asset available for sale, net of tax of $602 .	-	1,547	1,547
Balance as of June 30, 2012	(75,137)	(585)	(75,722)
Movement in foreign currency translation reserve	(26,051)	-	(26,051)
Unrealized loss on asset available for sale, net of tax of $356 .	-	915	915
Balance as of June 30, 2013	(101,188)	330	(100,858)
Movement in foreign currency translation reserve	13,552	-	13,552
Release of foreign currency translation reserve related to sale/ liquidation of businesses	4,277	-	4,277
Unrealized loss on asset available for sale, net of tax of $112 .	-	288	288
Balance as of June 30, 2014	$(83,359)	$618	$(82,741)

            The Company released a net loss of $4.3 million from its foreign currency translation reserve to selling, general and administration expense on its consolidated statement of operations during the year ended June 30, 2014, as a result of the sale and liquidation of certain subsidiaries (See also Note 19). There were no other reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2014. There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2013.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

16.      REVENUE

	2014	2013	2012

Services rendered – comprising mainly fees and commissions	$518,297	$430,268	$362,679
Loan-based fees received	33,560	6,613	8,433
Sale of goods – comprising mainly hardware and software sales	29,799	15,266	19,152
	$581,656	$452,147	$390,264

            Services rendered – comprising mainly fees and commissions for the year ended June 30, 2014, includes a once-off receipt of $26.6 million related to the recovery of additional implementation costs incurred during the beneficiary re-registration process during the years ended June 30, 2013 and 2012. During the years ended June 30, 2014, 2013 and 2012, the Company did not recognize any revenue using the percentage of completion method.

17.      EQUITY INSTRUMENTS ISSUED PURSUANT TO BEE TRANSACTIONS

            2014 transactions

            On April 16, 2014, the Company issued 4,400,000 shares of its common stock pursuant to the BEE transactions discussed in Note 14. The charge related to the equity instruments issued pursuant to the BEE transactions was determined to be approximately $11.3 million and was expensed in full during the year ended June 30, 2014, because the BEE partners owned the shares on the issue date. This was a book entry and no cash was actually paid. The charge recorded was determined as the difference between the fair value of the loans provided to the BEE partners and the fair value of the equity instruments granted to the BEE partners.

            The fair value of the loans provided to the BEE partners was determined to be their face value. The fair value of the equity instruments was calculated utilizing an adjusted Monte Carlo simulation discounted cash flow model which was developed for the purpose of the valuation of these BEE transactions. Cash flows were calculated for each simulated share price path, taking into account the bespoke features of the BEE transactions, as well as the expected interest and capital repayments (funded through the expected sales of BEE shares). The “adjustment” to the Monte Carlo simulation model incorporates a “jump diffusion” process to the standard Geometric Brownian Motion simulation, in order to capture the discontinuous share price jumps observed in the Company’s share price movements on stock exchanges on which it is listed. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements. For each simulation, the resulting expected cash flows were discounted to the valuation date.

            The Company used an expected volatility of 21.04%, an expected life of five years, a risk free rate of 7.90% and no future dividends in its calculation of the fair value of the equity instrument. The estimated expected volatility was calculated based on the Company’s 30 day VWAP share price using the exponentially weighted moving average of returns.

            2012 transaction

            On April 19, 2012, the Company issued an option to purchase 8,955,000 shares of its common stock to a BEE consortium pursuant to a BEE transaction that it entered into on January 25, 2012. The option expired unexercised on April 19, 2013. The fair value of the option was determined as approximately $14.2 million and was expensed in full during the year ended June 30, 2012 because the option vested immediately on the grant date. This was a book entry and no cash was actually paid. Accordingly, the expense recorded during the year ended June 30, 2012, was not reversed during the year ended June 30, 2013, because the option had vested in full on the grant date.

            The fair value was determined on the date that all conditions to the BEE transaction had been fulfilled using the Cox Ross Rubinstein binomial model. The Company used an expected volatility of 47%, an expected life of one year, a risk free rate of 0.90% and no future dividends in its calculation of the fair value. The estimated expected volatility was calculated based on the Company’s 250 day volatility.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
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

                     Valuation Assumptions

            The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in 2014, 2013 and 2012. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012
Expected volatility	50%	49%	37% - 39%
Expected dividends	0%	0%	0%
Expected life (in years)	3	3	3
Risk-free rate	0.9%	0.3%	1.9% - 0.9%

              Restricted Stock

                     General Terms of Awards

            Shares of restricted stock are considered to be participating non-vested equity shares (specifically contingently returnable shares) for the purposes of calculating earnings per share (refer Note 21) because, as discussed in more detail below, the recipient is obligated to transfer any unvested restricted stock back to the Company for no consideration and these shares of restricted stock are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
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

                     Performance Conditions - Restricted Stock Granted in October and November 2010

            In October 2010, the Remuneration Committee approved an award of 60,000 shares of restricted stock to an executive officer of the Company. Under the terms of the award, the shares would vest on June 30, 2014, conditioned upon the employee’s continuous service through June 30, 2014, and on the employee receiving an incremental incentive bonus, as defined in the employee’s employment agreement for each of the periods ended June 30, 2011, 2012, 2013 and 2014. Any outstanding award shares that had not become vested and nonforfeitable as of June 30, 2014, would be forfeited by the recipient on June 30, 2014, and transferred to the Company for no consideration. The October 2010 restricted stock award did not vest because the financial performance target was not met for June 30, 2011. Refer also “—Stock option and restricted stock activity—restricted stock” below.

            In November 2010, the Remuneration Committee approved an award of 83,000 shares of restricted stock to two of the Company’s executive officers. The award provided for vesting of one-third of the award shares on each of November 10, 2011, 2012 and 2013, conditioned upon each recipient’s continuous service through the applicable vesting date and the Company achieving the financial performance target for that vesting date. Specifically, the financial performance targets were Fundamental EPS, as defined below, of $1.44, $1.60 and $1.90 for the years ended June 30, 2011, 2012 and 2013, respectively. For the purpose of this award, Fundamental EPS was calculated as Company’s diluted earnings per share as reflected in the Company’s consolidated financial statements, measured in U.S. dollars and determined in accordance with GAAP, adjusted to exclude the effects related to the amortization of intangible assets and acquisition-related costs, stock-based compensation charges, foreign exchange gains and losses arising from foreign currency hedging transactions, and other items that the Committee determined in its discretion to be appropriate (for example, accounting changes and one-time or unusual items), and assumes a constant tax rate equal to the Company’s effective tax rate for the year ended June 30, 2010. If Fundamental EPS for the specified fiscal year was not equal to or exceeded the Fundamental EPS target for such year, no award shares would vest or become nonforfeitable on the corresponding vesting date but would have been available to become vested and nonforfeitable as of a subsequent vesting date if the Fundamental EPS target for a subsequent fiscal year was met; provided that the recipient’s service continued through such subsequent vesting date.

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
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      STOCK-BASED COMPENSATION (continued)

            Amended and Restated Stock Incentive Plan (continued)

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

            Stock option and restricted stock activity

              Options

            The following table summarizes stock option activity for the years ended June 30, 2014, 2013 and 2012:

			Weighted
			Average		Weighted
		Weighted	Remaining	Aggregate	Average
		average	Contractual	Intrinsic	Grant
	Number of	exercise	Term	Value	Date Fair
	shares	price ($)	(in years)	($’000)	Value ($)
Outstanding – July 1, 2011	2,120,656	18.44	6.82	243
Granted under Plan: August 2011	165,000	6.59	10.00	297	1.80
Granted under Plan: October 2011	202,000	7.98	10.00	442	2.19
Forfeitures	(240,073)	21.68		-
Outstanding – June 30, 2012	2,247,583	16.28	6.43	602	-
Granted under Plan: August 2012	431,000	8.75	10.00	1,249	2.90
Exercised	(30,000)	7.98		24
Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Exercised	(26,667)	7.00		91
Forfeited	(136,420)	23.51		-
Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909

            The following table presents stock options vesting and expecting to vest as of June 30, 2014:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – June 30, 2014	2,710,392	14.16	5.38	3,909

            These options have an exercise price range of $6.59 to $24.46.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      STOCK-BASED COMPENSATION (continued)

            Stock option and restricted stock activity (continued)

              Options (continued)

            The following table presents stock options that are exercisable as of June 30, 2014:

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable – June 30, 2014	2,085,830	16.01	4.54	1,789

            During the years ended June 30, 2014, 2013 and 2012, approximately 462,333, 442,666, and 300,000 stock options became exercisable, respectively. Included in the 442,666 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The stock option vesting was accelerated in recognition of this director’s long service and valued contributions. During the year ended June 30, 2014, the Company received $0.2 million from 26,667 stock options exercised by employees. During the year ended June 30, 2013, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. No stock options were exercised during the year ended June 30, 2012. During the years ended June 30, 2014 and 2012, respectively, employees forfeited 136,420 and 240,073 stock options. There were no forfeitures during the years ended June 30, 2013. The Company issues new shares to satisfy stock option exercises.

              Restricted stock

            The following table summarizes restricted stock activity for the years ended June 30, 2014, 2013 and 2012:

	Number of	Weighted
	Shares of	Average Grant
	Restricted	Date Fair Value
	Stock	($’000)
Non-vested – July 1, 2011	103,672
Granted – August 2011	30,155	199
Granted – February 2012	550,000	6,111
Granted – May 2012	2,574	23
Vested - August 2011	(6,141)	40
Vested - November 2011	(27,667)	209
Total vested	(33,808)
Forfeitures	(5,976)	50
Non-vested – June 30, 2012	646,617	7,061
Granted – August 2012	21,569	189
Vested – August 2012	(23,436)	216
Vested – February 2013	(183,333)	1,016
Vested – May 2013	(858)	7
Total vested	(207,627)
Forfeitures	(55,333)	407
Non-vested – June 30, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Vested – February 2014	(183,333)	1,742
Total vested	(200,240)
Forfeitures	(7,171)	84
Non-vested – June 30, 2014	385,778	3,534

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      STOCK-BASED COMPENSATION (continued)

            Stock option and restricted stock activity (continued)

              Restricted stock (continued)

            The fair value of restricted stock vested during the years ended June 30, 2014, 2013 and 2012, was $1.9 million, $1.2 million and $0.2 million, respectively. Non-employee directors resigning during the years ended June 30, 2014 and 2012, respectively forfeited 7,171 and 5,976 shares of restricted stock that had not vested. Included in the 23,436 shares of restricted stock that vested in August 2012 are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The second and third tranche totaling 55,333 shares of restricted stock granted in November 2010 to two executive officers did not vest because the agreed performance target was not achieved. Forfeited shares of restricted stock are returned to the Company and, in accordance with the Plan, are available for future issuances by the Remuneration Committee.

            Stock-based compensation charge and unrecognized compensation cost

            The Company has recorded a net stock compensation charge of $3.7 million, $3.9 million and $2.8 million for the years ended June 30, 2014, 2013 and 2012, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2014
Stock-based compensation charge	$3,724	$-	$3,724
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – year ended June 30, 2014	$3,718	$-	$3,718
Year ended June 30, 2013
Stock-based compensation charge	$4,387	$-	$4,387
Reversal of stock compensation charge related to restricted stock forfeited	(480)	-	(480)
Total – year ended June 30, 2013	$3,907	$-	$3,907
Year ended June 30, 2012
Stock-based compensation charge	$2,909	$-	$2,909
Reversal of stock compensation charge related to options forfeited	(134)	-	(134)
Total – year ended June 30, 2012	$2,775	$-	$2,775

            The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

            As of June 30, 2014, the total unrecognized compensation cost related to stock options was approximately $0.9 million, which the Company expects to recognize over approximately two years. As of June 30, 2014, the total unrecognized compensation cost related to restricted stock awards was approximately $2.3 million, which the Company expects to recognize over approximately two years.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.      STOCK-BASED COMPENSATION (continued)

            Tax consequences

            There are no tax consequences related to options and restricted stock granted to employees of Company subsidiaries incorporated in South Africa. The Company has recorded a deferred tax asset of approximately $1.6 million and $1.4 million, respectively, for the years ended June 30, 2014 and 2013, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

19.      DECONSOLIDATION OF BUSINESSES SOLD OR LIQUIDATED AND DISPOSAL OF BUSINESS

            The profit (loss) on deconsolidation of businesses sold or liquidated and disposal of business during the years ended June 30, 2014, 2013 and 2012 are summarized in the table below:

	2014	2013	2012
Profit on sale of MediKredit Integrated Healthcare Solutions Proprietary Limited (“MediKredit”)	$4,125	$-	$-
Profit on disposal of assets related to the business of Net 1 Universal Electronic Technological Solutions (Pty) Ltd (“NUETS business”)	2,081	-	-
Loss on liquidation of Net1 UTA	(6,261)	-	-
Profit on liquidation of SmartSwitch Nigeria	-	-	3,994
Net profit (loss) for the year ended June 30,	$(55)	$-	$3,994

            2014 transactions

              Sale of MediKredit

            On June 17, 2014, the Company sold its MediKredit subsidiary to an unrelated third party. The Company has recorded a profit of approximately $4.1 million related to the sale in selling, general and administration expense on its consolidated statement of operations for the year ended June 30, 2014. The profit has been allocated to corporate/eliminations. The sales price will be paid in three tranches, approximately 57% on June 17, 2014, approximately 14% on June 1, 2015, and the remainder on June 1, 2016. In addition, the parties have agreed that MediKredit may continue to operate at the Company’s premises at no cost to the purchaser until September 30, 2014. Furthermore, the parties have agreed that MediKredit will provide certain development, support and maintenance services (collectively “Services”) related to technology used in the United States at no cost to the Company up to an amount of $0.3 million, translated at the foreign exchange rates applicable as of June 30, 2014. The Company determined that the Services comprise part of the sales price of MediKredit and have increased the profit on sale accordingly. In addition, the Company has determined that the provision of an operating area within the Company’s premises represents an obligation on it, and has reduced the profit on sale accordingly. The fair value of the Services and free rental of premises has been determined using prices that would have been charged between unrelated third parties. Finally, the Company was required to release a gain of approximately $2.0 million from its foreign currency transaction reserve which has been included in the profit on sale. During the year ended June 30, 2014, the Company incurred transaction-related expenditure of $0.01 million related to the sale of MediKredit.

            The purchaser is contingently obligated to pay the Company additional amounts based on future expansion of the MediKredit business in certain circumstances. The Company has not recorded any of these amounts during the year ended June 30, 2014, as none of the contingent events have occurred as of June 30, 2014.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.      DECONSOLIDATION OF BUSINESSES SOLD OR LIQUIDQATED AND DISPOSAL OF BUSINESS (continued)

            2014 transactions (continued)

              Disposal of assets related to NUETS business

            On June 30, 2014, the Company sold the NUETS business, which consisted primarily of customer contracts, other than contracts for UEPS systems in Botswana and Namibia, and equipment for approximately $2.2 million in cash. The Company received $0.2 million of these cash proceeds in June 2014, and the remaining $2.0 million was received in July 2014, and is included in accounts receivable, net, as of June 30, 2014. The Company has recorded a profit of approximately $2.1 million on the sale in selling, general and administration expense on its consolidated statement of operations for the year ended June 30, 2014. The profit has been allocated to corporate/eliminations. The shareholders of the purchaser comprise a former employee of the Company, a US-based economic development equity fund and other unrelated individuals and private companies. The Company has provided the purchaser with a non-exclusive, perpetual, worldwide license to use the Company’s UEPS technology. The purchaser may not use this technology in South Africa to provide payment services and specifically may not use the technology in any manner to service the Ministry of Social Development in South Africa and/or SASSA. The parties have agreed that the Company will provide certain administrative and technical support services related to the NUETS business until March 2015. During the year ended June 30, 2014, the Company incurred transaction-related expenditure of $0.06 million related to the sale of NUETS business.

              Liquidation of Net1 UTA

            The Company has substantially liquidated its Net1 UTA business due to an inability to implement and expand its technology into new markets on a profitable basis. Net1 UTA’s operations were streamlined a number of years ago and the Company did not incur significant cash costs to liquidate Net1 UTA. However, the Company was required to release approximately $6.3 million from its foreign currency transaction reserve which has resulted in a loss on liquidation of Net1 UTA. This non-cash loss on liquidation of Net1 UTA has been recorded in selling, general and administration expense on its consolidated statement of operations for the year ended June 30, 2014. The loss has been allocated to corporate/eliminations.

            2012 transaction

              Liquidation of SmartSwitch Nigeria

            The Company ceased operations in the Federation of Nigeria due to an inability to implement its technology on a profitable basis. During the year ended June 30, 2012, the Company, together with the other shareholders, agreed to liquidate SmartSwitch Nigeria, the company through which operating activities in Nigeria were performed. SmartSwitch Nigeria was capitalized primarily with shareholder loans. The shareholders of SmartSwitch Nigeria agreed to waive all outstanding capital and interest repayments related to the loan funding initially provided as part of the liquidation processes. The non-cash profit on liquidation of SmartSwitch Nigeria of $4.0 million includes the write back of all assets and liabilities, including non-controlling interest loans, of SmartSwitch Nigeria, except for expected liabilities related to the liquidation of SmartSwitch Nigeria. The Company has recorded the profit in selling, general and administration expense on its consolidated statement of operations for the year ended June 30, 2012. The profit has been allocated to corporate/eliminations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.      INCOME TAXES

            Income tax provision

            The table below presents the components of income before income taxes for the years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012

South Africa	$121,338	$38,654	$67,054
United States	(9,923)	(10,075)	(6,340)
Other	(2,273)	(1,300)	(333)
Income before income taxes	$109,142	$27,279	$60,381

            Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012

Current income tax	$61,902	$33,968	$49,092
South Africa	41,326	15,418	26,787
United States	14,838	16,061	20,746
Other	5,738	2,489	1,559
Deferred taxation (benefit) charge	(7,887)	(4,915)	(4,598)
South Africa	(3,345)	(2,037)	(2,941)
United States	(107)	(331)	31
Other	(4,435)	(2,547)	(1,688)
Capital gains tax	202	7	1,465
Secondary taxation on companies	-	-	327
Change in tax rate	-	-	(18,315)
Foreign tax credits generated – United States	(14,838)	(14,404)	(12,035)
Income tax provision	$39,379	$14,656	$15,936

            There were no significant capital gains taxes paid during the years ended June 30, 2014 and 2013, respectively. The capital gains tax paid during the year ended June 30, 2012, represents the taxes paid resulting from an intercompany capital transaction in South Africa.

            The Company’s South African subsidiary paid a dividend to Net1 after the tax law had changed but before the effective date of the South African dividends withholding tax which resulted in the payment of STC in the third quarter of the year ended June 30, 2012. For the first half of the year ended June 30, 2012, the Company’s effective tax rate included an accrual for STC and therefore any STC obligation arising during these periods was charged against the STC liability provided. This STC liability was released during the year end June 30, 2012, as a result of the change in tax law discussed below.

            There were no changes to the enacted tax rate in the years ended June 30, 2014 and 2013. On December 20, 2011, there was a change in South African tax law to impose a dividends withholding tax (a tax levied and withheld by a company on distributions to its shareholders) to replace STC. The change was effective on April 1, 2012. As a result, the Company has recorded a net deferred taxation benefit of approximately $18.3 million in income taxation expense in its consolidated statements of operations during the year ended June 30, 2012.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.      INCOME TAXES (continued)

            Income tax provision (continued)

            The movement in the valuation allowance for the year ended June 30, 2014, relates to releases of the valuation allowance resulting from the utilization of foreign tax credits during the year and deconsolidation of net operating loss carryforwards for MediKredit. The movement in the valuation allowance for the year ended June 30, 2013, relates to valuation allowances for foreign tax credits and valuation allowances related to net operating loss carryforwards for the Company’s South African subsidiaries, primarily MediKredit. As a result of the change in South African tax law during the year ended June 30, 2012, and the Company’s intention to permanently reinvest its undistributed earnings in South Africa, the Company did not believe it would be able to recover foreign tax credits previously recognized of $8.2 million. The movement in the valuation allowance during the year ended June 30, 2012, included a valuation allowance related to this foreign tax credits.

            Net1 included actual and deemed dividends received from one of its South African subsidiaries in its years ended June 30, 2014, 2013 and 2012, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2014, 2013 and 2012, respectively.

            A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		28.00%
Non-deductible items	4.71%		6.78%		6.60%
Foreign tax rate differential	1.89%		10.39%		7.22%
Foreign tax credits	(13.59%	)	(52.80%	)	(21.12%	)
Taxation on deemed dividends in the United States	13.46%		57.32%		31.29%
Capital gains tax paid	0.19%		0.03%		2.43%
Secondary taxation on companies	-%		-%		0.54%
Movement in valuation allowance	1.23%		9.40%		1.23%
Prior year adjustments	0.19%		(5.39%	)	0.53%
Change in tax law	-%		-%		(30.33%	)
Income tax provision	36.08%		53.73%		26.39%

            The non-deductible items during the year ended June 30, 2014, relates principally to expenses that are not deductible for tax purposes, including the charge related to the equity awards issued pursuant to the Company’s BEE transactions, stock-based compensation charges, costs incurred to support foreign related entities and interest expense. The non-deductible items during the year ended June 30, 2013, relates principally to expenses that are not deductible for tax purposes, including stock-based compensation charges, costs incurred to support foreign related entities and interest expense. The non-deductible items during the year ended June 30, 2012, relates principally to expenses that are not deductible for tax purposes, including stock-based compensation charges, interest expense and an equity award issued pursuant to the Company’s BEE transaction. The foreign tax rate differential represents the difference between statutory tax rates in South Africa and foreign jurisdictions, primarily the United States.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
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

	2014	2013
Total deferred tax assets

Net operating loss carryforwards	$1,901	$12,024
Provisions and accruals	5,470	3,164
FTS patent	909	1,088
Intangible assets	123	17,150
Foreign tax credits	23,338	24,637
Other	7,765	5,537
Total deferred tax assets before valuation allowance	39,506	63,600
Valuation allowances	(25,153)	(54,117)
Total deferred tax assets, net of valuation allowance	14,353	9,483

Total deferred tax liabilities:

Intangible assets	16,600	18,729
Other	5,824	4,543
Total deferred tax liabilities	22,424	23,272

Reported as
Current deferred tax assets	7,451	4,938
Long term deferred tax liabilities	15,522	18,727
Net deferred income tax liabilities	$8,071	$13,789

              Decrease in total deferred tax assets before valuation allowance

                     Net operating loss carryforwards

            Net operating loss carryforwards have decreased primarily due to the sale of MediKredit and substantial liquidation of Net1 UTA during the year ended June 30, 2014. Net operating loss carryforwards related to these entities as of June 30, 2013, were provided in full in previous years. In addition, the Company provided for the full net operating losses incurred by MediKredit and Net1 UTA during the year ended June 30, 2014. The Company deconsolidated MediKredit’s net operating loss carryforwards and associated valuation allowance of $3.1 million when it was sold in June 2014. Furthermore, as a result of the substantial liquidation of Net1 UTA in 2014, the full valuation allowance of $8.9 million has been applied against its net operating loss carryforwards.

                     Intangible assets

            Included in total deferred tax assets – intangible assets as of June 30, 2013, is an intangible asset related to license rights in Net1 UTA. These license rights are termed software for Austrian tax purposes and were valued for Austrian tax purposes based on previous license payments at €50.76 million in June 2006. The Company expected to amortize these license rights in its tax returns over a period of 15 years. Any unused amounts were not expected to be carried forward to the subsequent year of assessment. During the years ended June 30, 2014, 2013 and 2012, Net1 UTA utilized approximately $0.02 million, $0.05 million and $0.04 million, respectively, of these license rights against its taxable income. As a result of the substantial liquidation of Net1 UTA in 2014, the full valuation allowance of $8.0 million has been applied against the gross carrying value of this deferred tax asset. Accordingly, there was no impact on the Company’s income tax expense during the year ended June 30, 2014.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.      INCOME TAXES (continued)

     Deferred tax assets and liabilities (continued)

              Decrease in total deferred tax assets (continued)

                     Intangible assets (continued)

            Net1 Applied Technologies Austria GmbH (“Net1Austria”) generated tax deductible goodwill related to the acquisition of Net1 UTA in August 2008 and under Austrian tax law Net1Austria can deduct up to 50% of the goodwill recognized, as defined under Austrian tax law, over a period of 15 years. Unused amounts are carried forward to subsequent years of assessment and are included in net operating loss carryforwards. The Company did not utilize the goodwill deferred tax asset during the years ended June 30, 2014 and 2013, respectively. As a result of the substantial liquidation of Net1 UTA in 2014, the full valuation allowance of $7.9 million has been applied against the gross carrying value of this deferred tax asset. Accordingly, there was no impact on the Company’s income tax expense during the year ended June 30, 2014.

              Decrease in total deferred tax liabilities

                     Intangible assets

            Deferred tax liabilities – intangible assets have decreased during the year ended June 30, 2014, primarily as a result of the amortization of the underlying KSNET intangible assets during the year.

                     Decrease in valuation allowance

            At June 30, 2014, the Company had deferred tax assets of $14.4 million (2013: $9.5 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

            At June 30, 2014, the Company had a valuation allowance of $25.2 million (2013: $54.1 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2014 and 2013, is presented below:

				Net
		Foreign	Tax	operating
		tax	deductible	loss carry-	FTS
	Total	credits	goodwill	forwards	patent	Other
July 1, 2012	$47,496	$19,089	$17,985	$9,560	$660	$202
Reversed to statement of operations	-	-	-	-	-	-
Charged to statement of operations	8,201	5,547	-	2,621	-	33
Utilized	(1,733)	-	(1,643)	-	(90)	-
Foreign currency adjustment	153	-	615	(367)	(96)	1
June 30, 2013	54,117	24,636	16,957	11,814	474	236
Reversed to statement of operations	(1,412)	(1,412)	-	-	-	-
Charged to statement of operations	1,442	113	-	1,329	-	-
Utilized	(26,698)	-	(17,682)	(9,016)	-	-
Deconsolidation	(3,075)	-	-	(3,075)	-	-
Foreign currency adjustment	779	-	725	192	(105)	(33)
June 30, 2014	$25,153	$23,337	$-	$1,244	$369	$203

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.      INCOME TAXES (continued)

            Deferred tax assets and liabilities (continued)

              Net operating loss carryforwards and foreign tax credits

                     United States

            As of June 30, 2014, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

            Year of expiration

US net
operating loss
carry
forwards
2024	$3,340

            During the year ended June 30, 2014 and 2013, Net1 generated additional foreign tax credits related to the cash dividends received. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2014 and 2013, respectively. The unused foreign tax credits generated expire after ten years in 2023, 2022, 2021, 2020 and 2019.

                     South Africa

            Net operating losses incurred in South Africa generally expire if a company does not trade during the year. In South Africa, the subsidiary companies that incurred the losses are currently trading and will continue to trade for the foreseeable future.

            Uncertain tax positions

            As of each of June 30, 2014 and 2013, respectively the Company has unrecognized tax benefits of $1.2 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Austria, Botswana and in the US federal jurisdiction. As of June 30, 2014, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2009. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

            The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2014, 2013 and 2012:

	2014	2013	2012
Unrecognized tax benefits - opening balance	$1,150	$1,314	$2,664
Gross decreases - tax positions in prior periods	-	(170)	(1,159)
Gross increases - tax positions in current period	38	216	97
Lapse of statute limitations	-	-	-
Foreign currency adjustment	(28)	(210)	(288)
Unrecognized tax benefits - closing balance	$1,160	$1,150	$1,314

            As of each of June 30, 2014 and 2013, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million, respectively, on its balance sheet.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.      EARNINGS PER SHARE

            Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2014, 2013 and 2012, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

            Diluted earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in October 2010, November 2010 and February 2012 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 18.

            The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method for the years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands except percent and
	per share data)
Numerator:
Net income attributable to Net1	$70,111	$12,977	$44,651
Undistributed earnings	70,111	12,977	44,651
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%
Numerator for earnings per share: basic and diluted	$69,376	$12,836	$44,397

Denominator:
Denominator for basic earnings per share: weighted-average common 3
shares outstanding	45,997	45,057	44,930
Effect of dilutive securities:
Performance shares related to acquisition	-	95	-
Stock options	119	30	45
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	46,116	45,182	44,975

Earnings per share:
Basic	$1.51	$0.28	$0.99
Diluted	$1.50	$0.28	$0.99

(Calculation 1)
Basic weighted-average common shares outstanding (A)	45,997	45,057	44,930
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	46,484	45,553	45,187
Percent allocated to common shareholders (A) / (B)	99%	99%	99%

            Options to purchase 1,516,240 shares of the Company’s common stock at prices ranging from $7.35 to $24.46 per share were outstanding during the year ended June 30, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through on August 22, 2022, were still outstanding as of June 30, 2014.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.      SUPPLEMENTAL CASH FLOW INFORMATION

            Supplemental cash flow information:

            The following table presents the supplemental cash flow disclosures for the years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012

Cash received from interest	$14,703	$12,043	$9,180

Cash paid for interest	$6,969	$7,927	$9,773

Cash paid for income taxes	$42,417	$21,900	$30,704

            The cash flows associated with the December 2013 BEE transactions and buy back of shares from the BEE partners as described in Note 14 were all denominated in South African rand and net settled and there were no actual cash flow transactions between the parties. The Company would have recorded the following movements in its investing and financing activities in its consolidated statement of cash flows for the year ended June 30, 2014, if cash had actually flowed between the parties as follows:

2014
Cash (used in ) provided by investing activities:
Loans provided to BEE partners	($25,054)
Loans repaid by BEE partners	$24,574

Cash provided by (used in) financing activities:
Issue of shares of the Company’s common stock to BEE partners	$25,054
Purchase of shares from BEE partners	($24,858)

            In addition, the equity instrument charges discussed in Note 17 and expensed during the years ended June 30, 2014 and 2012, respectively, are book entries and were not paid in cash.

23.      OPERATING SEGMENTS

            Change to internal reporting structure and restatement of previously reported information

            During June 2014, the Company’s chief operating decision maker simplified its operating and internal reporting structures from five reportable segments to three. Previously reported information has been restated.

            Operating segments

            The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues.

            The Company currently has three reportable segments: South African transaction processing, International transaction processing and Financial inclusion and applied technologies. The South African transaction processing and Financial inclusion and applied technologies segments operate mainly within South Africa and the International transaction processing segment operates mainly within South Korea. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.      OPERATING SEGMENTS (continued)

            Operating segments (continued)

            The South African transaction processing segment currently consists mainly of a welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of recipient cardholders paid. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2014, there was one such customer, providing 27% of total revenue (2013: one such customer, providing 42% of total revenue; 2012: one such customer, providing 41% of total revenue).

            The International transaction processing segment consists mainly of activities in South Korea from which the Company generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in South Korea. The segment also generates transaction fee revenue from transaction processing of UEPS-enabled smartcards in Botswana and, until February 2013, through NUETS initiative in Iraq as well as transaction processing of medical-related claims in the United States.

            The Financial inclusion and applied technologies segment derives revenue from the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts, and the provision of short-term loans as a principal. This segment also includes fee income and associated expenses from merchants and card holders using the Company’s merchant acquiring system, the sale of prepaid products (electricity and airtime) as well as the sale of hardware and software. Finally, the Company earns premium income from the sale of life insurance products and investment income through its insurance business.

            Corporate/eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets. The charges related to the BEE equity instrument issued during the years ended June 30, 2014 and 2012 (refer to Note 17), and the profit related to the deconsolidation of subsidiaries and disposal of business (refer to Note 19), during the years ended June 30, 2014 and 2012, has been allocated to corporate/eliminations.

            The reconciliation of the reportable segments revenue to revenue from external customers for the years ended June 30, 2014, 2013 and 2012, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$261,577	$11,543	$250,034
International transaction processing	152,725	-	152,725
Financial inclusion and applied technologies	207,595	28,698	178,897
Total for the year ended June 30, 2014	621,897	40,241	581,656

South African transaction processing	242,739	495	242,244
International transaction processing	135,954	-	135,954
Financial inclusion and applied technologies	108,001	34,052	73,949
Total for the year ended June 30, 2013	486,694	34,547	452,147

South African transaction processing	194,630	3,011	191,619
International transaction processing	120,625	-	120,625
Financial inclusion and applied technologies	90,792	12,772	78,020
Total for the year ended June 30, 2012	$406,047	$15,783	$390,264

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.      OPERATING SEGMENTS (continued)

            The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the years ended June 30, 2014, 2013 and 2012, respectively, is as follows:

	For the years ended June 30,
	2014	2013	2012
Reportable segments measure of profit or loss	$144,038	$50,383	$94,439
Operating income: Corporate/Eliminations	(42,240)	(27,221)	(33,289)
Interest income	14,817	12,083	8,576
Interest expense	(7,473)	(7,966)	(9,345)
Income before income taxes	$109,142	$27,279	$60,381

            The following tables summarize segment information which is prepared in accordance with GAAP for the years ended June 30, 2014, 2013 and 2012:

	For the years ended June 30,
	2014	2013	2012
Revenues
South African transaction processing	$261,577	$242,739	$194,630
International transaction processing	152,725	135,954	120,625
Financial inclusion and applied technologies	207,595	108,001	90,792
Total	621,897	486,694	406,047
Operating income (loss)
South African transaction processing	61,401	(21,316)	33,906
International transaction processing	21,952	14,208	14,649
Financial inclusion and applied technologies	60,685	57,491	45,884
Subtotal: Operating segments	144,038	50,383	94,439
Corporate/Eliminations	(42,240)	(27,221)	(33,289)
Total	101,798	23,162	61,150
Depreciation and amortization
South African transaction processing	7,036	7,516	2,982
International transaction processing	15,823	14,183	13,209
Financial inclusion and applied technologies	874	678	751
Subtotal: Operating segments	23,733	22,377	16,942
Corporate/Eliminations	16,553	18,222	19,557
Total	40,286	40,599	36,499
Expenditures for long-lived assets
South African transaction processing	3,425	9,400	23,332
International transaction processing	19,393	12,490	14,994
Financial inclusion and applied technologies	1,088	857	841
Subtotal: Operating segments	23,906	22,747	39,167
Corporate/Eliminations	-	-	-
Total	$23,906	$22,747	$39,167

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
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.      OPERATING SEGMENTS (continued)

            It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

            Geographic Information

            Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2014	2013	2012

South Africa	$428,931	$317,916	$272,063
South Korea	146,667	129,338	114,096
Rest of world	6,058	4,893	4,105
Total	$581,656	$452,147	$390,264

            Long-lived assets based on the geographic location for the years ended June 30, are presented in the table below:

		Long-lived assets
	2014	2013	2012

South Africa	$105,627	$117,858	$140,308
South Korea	229,830	213,589	224,272
Rest of world	6,593	7,676	6,911
Total	$342,050	$339,123	$371,491

24.      COMMITMENTS AND CONTINGENCIES

            Operating lease commitments

            The Company leases certain premises. At June 30, 2014, the future minimum payments under operating leases consist of:

Due within 1 year	$3,490
Due within 2 years	2,608
Due within 3 years	1,126
Due within 4 years	363
Due within 5 years	$-

            Operating lease payments related to the premises and equipment were $7.5 million, $15.9 million and $7.5 million, respectively, for the years ended June 2014, 2013 and 2012, respectively.

            Capital commitments

            As of June 30, 2014 and 2013, the Company had outstanding capital commitments of approximately $0.2 million and $0.3 million, respectively.

            Purchase obligations

            As of June 30, 2014 and 2013, the Company had purchase obligations totaling $5.5 million and $3.9 million, respectively. The purchase obligations as of June 30, 2014, primarily include inventory that will be delivered to the Company and sold to customers in the next twelve months.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.      COMMITMENTS AND CONTINGENCIES (continued)

            Guarantees

            The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

            Nedbank has issued guarantees to these third parties amounting to ZAR 135.1 million ($12.8 million, translated at exchange rates applicable as of June 30, 2014) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 125.0 million ($11.8 million, translated at exchange rates applicable as of June 30, 2014). The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

            The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of June 30, 2014. The maximum potential amount that the Company could pay under these guarantees is ZAR 135.1 million ($12.8 million, translated at exchange rates applicable as of June 30, 2014). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 12.

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

25.      RELATED PARTY TRANSACTIONS

            As described in Note 3, on September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in N1MS. In 2010, the Company had engaged the services of N1MS to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed under this engagement became the Company’s property. During the years ended June 30, 2013 and 2012, the Company recognized expenses of approximately $0.1 million and $0.8, respectively, for software development services provided by N1MS prior to it becoming a subsidiary of the Company. As of June 30, 2013, and since acquisition, the Company’s has eliminated all intercompany balance sheet accounts with N1MS on consolidation.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2014, 2013 and 2012
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

26.      UNAUDITED QUARTERLY RESULTS

            The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2014 and 2013:

	Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2014	2014	2013	2013	2014
	(In thousands except per share data)

Revenue	$182,753	$138,126	$137,283	$123,494	$581,656
Operating income	42,647	23,949	18,802	16,400	101,798
Net income attributable to Net1	$28,584	$17,182	$12,749	$11,596	$70,111
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.59	$0.38	$0.28	$0.25	$1.51
Diluted earnings attributable to Net1 shareholders	$0.58	$0.37	$0.28	$0.25	$1.50

	Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2013	2013	2012	2012	2013
	(In thousands except per share data)

Revenue	$117,882	$111,141	$111,442	$111,682	$452,147
Operating (loss) income	13,591	(4,726)	4,972	9,325	23,162
Net income (loss) attributable to Net1	$8,285	$(4,681)	$2,629	$6,744	$12,977
Net income (loss per share, in United States dollars
Basic earnings (loss) attributable to Net1 shareholders	$0.18	$(0.10)	$0.06	$0.15	$0.28
Diluted earnings (loss) attributable to Net1 shareholders	$0.18	$(0.10)	$0.06	$0.15	$0.28

27.      SUBSEQUENT EVENTS

            On August 27, 2014, the Company entered into a sale and subscription agreement with Business Venture Investments No 1567 (Proprietary) Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the sale and subscription agreement: (i) the Company repurchased BVI’s remaining 1,837,432, shares of the Company’s common stock for approximately $9.2 million in cash (translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of CPS representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription for $1.4 million in cash (translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

*********************