Form 10-Q
period 2014-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2014-11-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ To ____________________

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
YES [   ]        NO [X ]

As of November 4, 2014 (the latest practicable date), 46,475,623 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2014	2014
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,185	$58,672
Pre-funded social welfare grants receivable (Note 2)	4,863	4,809
Accounts receivable, net of allowances of – September: $2,075; June: $1,313	136,701	148,067
Finance loans receivable, net of allowances of – September: $3,136; June: $3,083	53,884	53,124
Inventory (Note 3)	12,200	10,785
Deferred income taxes	7,045	7,451
Total current assets before settlement assets	295,878	282,908
Settlement assets (Note 4)	724,279	725,987
Total current assets	1,020,157	1,008,895
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – September: $92,753; June: $91,422	48,739	47,797
EQUITY-ACCOUNTED INVESTMENTS	934	878
GOODWILL (Note 6)	179,003	186,576
INTANGIBLE ASSETS, net (Note 6)	62,148	68,514
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and Note 7)	36,533	38,285
TOTAL ASSETS	1,347,514	1,350,945
LIABILITIES
CURRENT LIABILITIES
Accounts payable	14,941	17,101
Other payables	43,346	42,257
Current portion of long-term borrowings (Note 9)	14,276	14,789
Income taxes payable	13,581	7,676
Total current liabilities before settlement obligations	86,144	81,823
Settlement obligations (Note 4)	724,279	725,987
Total current liabilities	810,423	807,810
DEFERRED INCOME TAXES	14,078	15,522
LONG-TERM BORROWINGS (Note 9)	61,288	62,388
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	22,396	23,477
TOTAL LIABILITIES	908,185	909,197
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 46,475,623; June: 47,819,299	64	63
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	210,708	202,401
TREASURY SHARES, AT COST: September: 18,057,228; June: 15,883,212	(214,520)	(200,681)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(104,126)	(82,741)
RETAINED EARNINGS	547,222	522,729
TOTAL NET1 EQUITY	439,348	441,771
NON-CONTROLLING INTEREST	(19)	(23)
TOTAL EQUITY	439,329	441,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,347,514	$1,350,945

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2014	2013
	(In thousands, except per share data)

REVENUE	$156,441	$123,494

EXPENSE

Cost of goods sold, IT processing, servicing and support	74,406	56,559

Selling, general and administration	38,736	40,506

Depreciation and amortization	10,174	10,029

OPERATING INCOME	33,125	16,400

INTEREST INCOME	4,090	3,319

INTEREST EXPENSE	1,312	1,752

INCOME BEFORE INCOME TAX EXPENSE	35,903	17,967

INCOME TAX EXPENSE (Note 16)	11,648	6,485

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	24,255	11,482

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	92	103

NET INCOME	24,347	11,585

LESS (ADD) NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	258	(11)

NET INCOME ATTRIBUTABLE TO NET1	$24,089	$11,596

Net income per share, in United States dollars (Note 13)
Basic earnings attributable to Net1 shareholders	$0.51	$0.25
Diluted earnings attributable to Net1 shareholders	$0.51	$0.25

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2014	2013
	(In thousands)

Net income	$24,347	$11,585

Other comprehensive (loss) income
Net unrealized loss on asset available for sale, net of tax	(226)	(255)
Movement in foreign currency translation reserve	(21,185)	7,569
Total other comprehensive (loss) income, net of taxes	(21,411)	7,314

Comprehensive income	2,936	18,899
(Less) Add comprehensive (income) loss attributable to non-controlling interest	(232)	11
Comprehensive income attributable to Net1	$2,704	$18,910

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2014 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	loss	Equity	Interest	Total

Balance – July 1, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$(23)	$441,748

Repurchase of common stock (Note 10)			(1,837,432)	(9,151)	(1,837,432)				(9,151)		(9,151)

Restricted stock granted (Note 12)	141,707				141,707				-		-

Exercise of stock option (Note 12)	688,633	1	(336,584)	(4,688)	352,049	5,677			990		990

Stock-based compensation charge (Note 12)						916			916		916

Income tax benefit from vested stock awards						483			483		483

Transactions with non-controlling interests (Note 10)						1,231	404		1,635	(228)	1,407

Net income							24,089		24,089	258	24,347

Other comprehensive loss (Note 11)								(21,385)	(21,385)	(26)	(21,411)

Balance – September 30, 2014	64,532,851	$64	(18,057,228)	$(214,520)	46,475,623	$210,708	$547,222	$(104,126)	$439,348	$(19)	$439,329

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$24,347	$11,585
Depreciation and amortization	10,174	10,029
Earnings from equity-accounted investments	(92)	(103)
Fair value adjustments	413	(133)
Interest payable	1,159	972
Profit on disposal of plant and equipment	(122)	(1)
Stock-based compensation charge	916	930
Facility fee amortized	82	69
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	9,470	(23,101)
(Increase) Decrease in inventory	(2,123)	1,011
Decrease in accounts payable and other payables	(10,933)	(8,668)
Increase in taxes payable	6,611	6,921
Decrease in deferred taxes	(390)	(1,187)
Net cash provided by (used in) operating activities	39,512	(1,676)

Cash flows from investing activities
Capital expenditures	(9,378)	(5,616)
Proceeds from disposal of property, plant and equipment	241	48
Proceeds from sale of business (Note 14)	1,895	-
Other investing activities, net	-	(1)
Net change in settlement assets	(43,054)	51,773
Net cash (used in) provided by investing activities	(50,296)	46,204

Cash flows from financing activities
Acquisition of treasury stock (Note 10)	(9,151)	-
Sale of equity to non-controlling interest (Note 10)	1,407	-
Long-term borrowings utilized	1,097	-
Proceeds from issue of common stock	989	-
Net change in settlement obligations	43,054	(51,773)
Net cash provided by (used in) financing activities	37,396	(51,773)

Effect of exchange rate changes on cash	(4,099)	1,250
Net increase (decrease) in cash and cash equivalents	22,513	(5,995)
Cash and cash equivalents – beginning of period	58,672	53,665
Cash and cash equivalents – end of period	$81,185	$47,670

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2014 and 2013
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2014 and 2013, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

     References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

     Recent accounting pronouncements adopted

     In March 2013, the FASB issued guidance regarding Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for the Company beginning July 1, 2014, and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements.

     Recent accounting pronouncements not yet adopted as of September 30, 2014

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

     In August 2014, the FASB issued guidance regarding Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This guidance requires an entity to perform interim and annual assessments of its ability to continue as a going concern within one year of the date that its financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the Company for beginning July 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2. Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2014 payment service commenced on October 1, 2014, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of September 2014.

3. Inventory

     The Company’s inventory comprised the following categories as of September 30, 2014 and June 30, 2014.

	September 30,	June 30,
	2014	2014
Finished goods	$12,200	$10,785
	$12,200	$10,785

4. Settlement assets and settlement obligations

     Settlement assets comprise (1) cash received from the South African government that the Company holds pending disbursement to recipient cardholders of social welfare grants and (2) cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer.

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

5. Fair value of financial instruments

     Fair value of financial instruments

          Initial recognition and measurement

     Financial instruments are recognized when the Company becomes a party to the transaction. Initial measurements are at cost, which includes transaction costs.

          Risk management

     The Company seeks to reduce its exposure to currencies other than the South African Rand (“ZAR”) through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, the Company uses financial instruments in order to economically hedge its exposure to exchange rate and interest rate fluctuations arising from its operations. The Company is also exposed to equity price and liquidity risks as well as credit risks.

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

5. Fair value of financial instruments (continued)

     Financial instruments (continued)

          Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”) (continued)

     The fair value of these securities as of September 30, 2014, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

     The Company’s outstanding foreign exchange contracts are as follows:

     As of September 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 181,570.50	ZAR 15.5739	ZAR 14.3053	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.3053	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.3818	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.3818	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.4701	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.4701	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 14.5511	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 14.5511	January 20, 2015

     As of June 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 182,272.50	ZAR 15.2077	ZAR 14.5803	July 21, 2014
EUR 182,272.50	ZAR 15.3488	ZAR 14.5803	July 21, 2014
EUR 180,022.50	ZAR 15.4228	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.2819	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.3623	ZAR 14.7367	September 22, 2014
EUR 180,022.50	ZAR 15.5041	ZAR 14.7367	September 22, 2014
EUR 181,570.50	ZAR 15.5739	ZAR 14.8119	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.8119	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.9874	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.9874	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 15.0671	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 15.0671	January 20, 2015

5. Fair value of financial instruments (continued)

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,716	$-	$-	$1,716
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,584	7,584
Other	-	45	-	45
Total assets at fair value	$1,716	$45	$7,584	$9,345
Liabilities
Foreign exchange contracts	$-	$152	$-	$152
Total liabilities at fair value	$-	$152	$-	$152

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

     Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three months ended September 30, 2014 and 2013, respectively. There have been no transfers in or out of Level 3 during the three months ended September 30, 2014 and 2013, respectively.

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

6. Goodwill and intangible assets, net

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2014:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2014	$186,576	$-	$186,576
Foreign currency adjustment (1)	(7,573)	-	(7,573)
Balance as of September 30, 2014	$179,003	$0	$179,003

     (1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	September 30,	June 30,
	2014	2014

South African transaction processing	$26,808	$28,517
International transaction processing	123,993	128,427
Financial inclusion and applied technologies	28,202	29,632
Total	$179,003	$186,576

     Intangible assets, net

          Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2014 and June 30, 2014:

	As of September 30, 2014			As of June 30, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$94,844	$(41,881)	$52,963	$98,676	$(41,273)	$57,403
Software and unpatented
technology	32,271	(26,478)	5,793	33,604	(26,207)	7,397
FTS patent	3,402	(3,402)	-	3,619	(3,619)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,583	(3,191)	3,392	6,890	(3,176)	3,714
Total finite-lived intangible assets	$141,606	$(79,458)	$62,148	$147,295	$(78,781)	$68,514

     Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2014 and 2013, was approximately $3.9 million and $3.7 million, respectively.

     Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates prevailing on September 30, 2014, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2015	$15,239
2016	11,394
2017	9,080
2018	9,080
2019	8,745
Thereafter	$12,146

7. Reinsurance assets and policy holder liabilities under insurance and investment contracts

     Reinsurance assets and policy holder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the three months ended September 30, 2014:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2014	$21,062	$(21,478)
Foreign currency adjustment (3)	(1,263)	1,288
Balance as of September 30, 2014	$19,799	$(20,190)

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

     Assets and policy holder liabilities under investment contracts

     Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three months ended September 30, 2014:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2014	$688	$(688)
Foreign currency adjustment (3)	(41)	41
Balance as of September 30, 2014	$647	$(647)

     (1) Included in other long-term assets.
     (2) Included in other long-term liabilities.
     (3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the US dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

8. Short-term credit facility

     The Company’s short-term credit facilities are described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014.

     South Africa

     As of September 30, 2014, and June 30, 2014, the Company had not utilized any of its ZAR 250.0 million ($22.2 million, translated at exchange rates applicable as of September 30, 2014) overdraft facility. As of September 30, 2014, the interest rate on the overdraft facility was 8.10% . At September 30, 2014, the Company had utilized approximately ZAR 137.2 million ($12.2 million, translated at exchange rates applicable as of September 30, 2014) of its indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 17). As of June 30, 2014, the Company had utilized approximately ZAR 139.0 million ($13.1 million, translated at exchange rates applicable as of June 30, 2014) of its indirect and derivative facilities.

8. Short-term credit facility (continued)

     Korea

     The Company had not utilized any of its KRW 10 billion ($9.5 million, translated at exchange rates applicable as of September 30, 2014) overdraft facility as of September 30, 2014 and June 30, 2014. As of September 30, 2014, the interest rate on the overdraft facility was 4.71% . The facility expires in January 2015.

9. Long-term borrowings

     The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014. The current carrying value as of September 30, 2014, is $75.6 million. As of September 30, 2014, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on September 30, 2014, was 5.75% .

     Interest expense incurred during the three months ended September 30, 2014 and 2013, was $1.1 million and $1.4 million, respectively. During each of the three months ended September 30, 2014 and 2013, respectively, the Company amortized prepaid facility fees of approximately $0.1 million.

     The first scheduled principal repayment of $14.3 million, translated at exchange rates applicable as of September 30, 2014, was paid on October 29, 2014, and has been classified as current in the Company’s unaudited condensed consolidated balance sheet.

10. Capital structure

     The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the three months ended September 30, 2014 and 2013, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the three months ended September 30, 2014 and 2013, respectively:

	2014	2013

Number of shares, net of treasury:
Statement of changes in equity	46,475,623	45,780,513
Less: Non-vested equity shares that have not vested (Note 12)	(453,333)	(576,282)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	46,022,290	45,204,231

     Common stock repurchases and transaction with noncontrolling interests

     The Company did not repurchase any of its shares during the three months ended September 30, 2014 and 2013, under its share repurchase authorization. However, on August 27, 2014, the Company entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) the Company repurchased BVI’s remaining 1,837,432 shares of the Company’s common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd (“CPS”) representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

11. Accumulated other comprehensive loss

     The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2014:

	Three months ended
	September 30, 2014
		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total
	‘000	‘000	‘000
Balance as of June 30, 2014	$(83,359)	$$618	$(82,741)
Movement in foreign currency translation reserve	(21,159)	-	(21,159)
Unrealized loss on asset available for sale, net of tax of $88	-	(226)	(226)
Balance as of September 30, 2014	$(104,518)	$392	$(104,126)

     There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three months ended September 30, 2014 or 2013, respectively.

12. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the three months ended September 30, 2014 and 2013:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(688,633)	8.24		3,697
Outstanding – September 30, 2014	2,486,169	15.24	5.45	1,820

Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Outstanding – September 30, 2013	2,873,479	14.54	6.06	4,841

     The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based on historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in August 2013 and 2014, respectively.

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Options (continued)

     The table below presents the range of assumptions used to value options granted during the three months ended September 30, 2014 and 2013:

	Three months ended
	September 30,
	2014	2013
Expected volatility	60%	50%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	1.0%	0.9%

     There were no forfeitures during the three months ended September 30, 2014 and 2013.

     The following table presents stock options vested and expecting to vest as of September 30, 2014:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – September 30, 2014	2,486,169	15.24	5.45	1,820

     These options have an exercise price range of $7.35 to $24.46.

     The following table presents stock options that are exercisable as of September 30, 2014:

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable – September 30, 2014	1,670,829	17.88	3.64	573

     During the three months ended September 30, 2014 and 2013, respectively, 273,633 and 198,667 stock options became exercisable. During the three months ended September 30, 2014, the Company received approximately $1.0 million from 116,395 stock options exercised. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. No stock options were exercised during the three months ended September 30, 2013. The Company issues new shares to satisfy stock option exercises.

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock

     The following table summarizes restricted stock activity for the three months ended September 30, 2014 and 2013:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Vested – August 2014	(74,152)	828
Non-vested – September 30, 2014	453,333	3,568

Non-vested – June 30, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Non-vested – September 30, 2013	576,282	5,630

     Included in the 141,707 shares of restricted stock granted are 127,626 shares of restricted stock granted to employees on August 27, 2014, that will vest in full only on the date, if any, the following conditions are satisfied: (1) the closing price of the Company’s common stock equals or exceeds $19.41 (subject to appropriate adjustment for any stock split or stock dividend) for a period of 30 consecutive trading days during a measurement period commencing on the date that the Company files its Annual Report on Form 10-K for the fiscal year ended 2017 and ending on December 31, 2017 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $19.41 price target represents a 20% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $11.23 closing price on August 27, 2014.

     These 127,626 shares of restricted stock are effectively forward starting knock-in barrier options with a strike price of zero. The fair value of these shares of restricted stock was calculated utilizing an adjusted Monte Carlo simulation discounted cash flow model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. The “adjustment” to the Monte Carlo simulation model incorporates a “jump diffusion” process to the standard Geometric Brownian Motion simulation, in order to capture the discontinuous share price jumps observed in the Company’s share price movements on stock exchanges on which it is listed. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

     In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. The value of the grant is the average of the discounted vested values. The Company used an expected volatility of 76.01%, an expected life of approximately three years, a risk-free rate of 1.27% and no future dividends in its calculation of the fair value of the restricted stock. The estimated expected volatility was calculated based on the Company’s 30 day VWAP share price using the exponentially weighted moving average of returns.

     The fair value of restricted stock vesting during the three months ended September 30, 2014 and 2013, respectively, was $0.8 million and $0.2 million. The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

12. Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock-based compensation charge of $0.9 million during each of the three months ended September 30, 2014 and 2013, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2014
Stock-based compensation charge	$916	$-	$916
Total – three months ended September 30, 2014	$916	$-	$916

Three months ended September 30, 2013
Stock-based compensation charge	$930	$-	$930
Total – three months ended September 30, 2013	$930	$-	$930

     The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of September 30, 2014, the total unrecognized compensation cost related to stock options was approximately $2.8 million, which the Company expects to recognize over approximately three years. As of September 30, 2014, the total unrecognized compensation cost related to restricted stock awards was approximately $2.2 million, which the Company expects to recognize over approximately two years.

     As of each of September 30, 2014 and June 30, 2014, respectively, the Company has recorded a deferred tax asset of approximately $1.2 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13. Earnings per share

     Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2014 and 2013, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

     Diluted earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in February 2012, August 2013 and August 2014 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014.

13. Earnings per share (continued)

     The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2014	2013
	(in thousands except percent
	and
	per share data)
Numerator:
Net income attributable to Net1	$24,089	$11,596
Undistributed earnings	24,089	11,596
Percent allocated to common shareholders (Calculation 1)	99%	99%
Numerator for earnings per share: basic and diluted	$23,847	$11,495

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	46,751	45,216
Effect of dilutive securities:
Stock options	109	71
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	46,860	45,287

Earnings per share:
Basic	$0.51	$0.25
Diluted	$0.51	$0.25

(Calculation 1)
Basic weighted-average common shares outstanding (A)	46,751	45,216
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	47,226	45,613
Percent allocated to common shareholders (A) / (B)	99%	99%

     Options to purchase 1,858,853 shares of the Company’s common stock at prices ranging from $11.23 to $24.46 per share were outstanding during the three months ended September 30, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of September 30, 2014.

14. Supplemental cash flow information

     The following table presents supplemental cash flow disclosures for the three months ended September 30, 2014 and 2013:

	Three months ended
	September 30,
	2014	2013
Cash received from interest	$4,163	$3,241
Cash paid for interest	$1,218	$1,639
Cash paid for income taxes	$5,160	$498

     The sale of the Company’s NUETS business is described in Note 19 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014. The Company received cash sale proceeds of $1.9 million related to this transaction in July 2014.

     As discussed in Note 12, during the three months ended September 30, 2014, employees exercised stock options through the delivery 336,584 shares of the Company’s common stock at the closing price on September 9, 2014 or $13.93 under the terms of their option agreements. These shares are included in the Company’s total share count and amount reflected as treasury shares on the unaudited condensed consolidated balance sheet as of September 30, 2014 and unaudited condensed consolidated statement of changes in equity for the three months ended September 30, 2014.

15. Operating segments

     The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 23 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014.

     The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended September 30, 2014 and 2013, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$60,252	$5,121	$55,131
International transaction processing	43,204	-	43,204
Financial inclusion and applied technologies	65,197	7,091	58,106
Total for the three months ended September 30, 2014	168,653	12,212	156,441

South African transaction processing	57,161	700	56,461
International transaction processing	37,541	-	37,541
Financial inclusion and applied technologies	36,796	7,304	29,492
Total for the three months ended September 30, 2013	$131,498	$8,004	$123,494

     The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three months ended September 30, 2014 and 2013, respectively, is as follows:

	For the three months
	ended September 30,
	2014	2013
Reportable segments measure of profit or loss	$38,595	$24,820
Operating income: Corporate/Eliminations	(5,470)	(8,420)
Interest income	4,090	3,319
Interest expense	(1,312)	(1,752)
Income before income taxes	$35,903	$17,967

     The following tables summarize segment information which is prepared in accordance with GAAP for the three months ended September 30, 2014 and 2013:

	For the three months
	ended September 30,
	2014	2013
Revenues
South African transaction processing	$60,252	$57,161
International transaction processing	43,204	37,541
Financial inclusion and applied technologies	65,197	36,796
Total	168,653	131,498
Operating income (loss)
South African transaction processing	13,639	6,461
International transaction processing	7,349	5,524
Financial inclusion and applied technologies	17,607	12,835
Subtotal: Operating segments	38,595	24,820
Corporate/Eliminations	(5,470)	(8,420)
Total	$33,125	$16,400

15. Operating segments (continued)

	For the three months
	ended September 30,
	2014	2013
Depreciation and amortization
South African transaction processing	$1,722	$1,873
International transaction processing	4,372	4,259
Financial inclusion and applied technologies	179	149
Subtotal: Operating segments	6,273	6,281
Corporate/Eliminations	3,901	3,748
Total	10,174	10,029
Expenditures for long-lived assets
South African transaction processing	682	556
International transaction processing	8,327	4,831
Financial inclusion and applied technologies	369	229
Subtotal: Operating segments	9,378	5,616
Corporate/Eliminations	-	-
Total	$9,378	$5,616

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

     For the three months ended September 30, 2014, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended September 30, 2014, was 32.4% and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including consulting and legal fees, interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

     The Company’s effective tax rate for the three months ended September 30, 2013, was 36.1% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

     Uncertain tax positions

     There were no changes during the three months ended September 30, 2014. As of September 30, 2014, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

     The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     As of September 30, 2014 and June 30, 2014, respectively the Company has unrecognized tax benefits of $1.1 million and $1.2 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Austria, Botswana and in the US federal jurisdiction. As of September 30, 2014, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2009. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

17. Commitments and contingencies

     Guarantees

     The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

     Nedbank has issued guarantees to these third parties amounting to ZAR 135.0 million ($12.0 million, translated at exchange rates applicable as of September 30, 2014) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 125.0 million ($11.1 million, translated at exchange rates applicable as of September 30, 2014). The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

     The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of September 30, 2014 and June 30, 2014. The maximum potential amount that the Company could pay under these guarantees is ZAR 135.0 million ($12.0 million, translated at exchange rates applicable as of September 30, 2014). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

     Contingencies

          Securities Litigation

     On December 24, 2013, Net1, its chief executive officer and its chief financial officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported shareholder of Net1 and all other similarly situated shareholders who purchased Net1’s securities between August 27, 2009 and November 27, 2013. On July 23, 2014, the Court appointed a lead plaintiff and lead counsel. On September 22, 2014, the lead plaintiff filed an amended complaint alleging that Net1 made materially false and misleading statements in that it failed to disclose material adverse information and misrepresented the truth about the Company’s finances and business prospects. The amended complaint seeks unspecified damages on behalf of the lead plaintiff and all other similarly situated shareholders who purchased Net1’s securities between January 18, 2012 and December 4, 2012, which is a shorter class period than proposed in the original complaint. No motion for class certification has been filed. The Company believes this lawsuit has no merit and intends to defend it vigorously.

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

     Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations and cash flows.

18. Subsequent events

     As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA has initiated a new tender process for a five-year contract relating to the payment of social grants. SASSA issued a request for proposals on October 22, 2014. Bidders are required to submit proposals by December 12, 2014. The Company cannot predict with certainty what the timing or ultimate outcome of the tender process will be, or if a new tender award will be made at all after the process is complete.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2014, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2014, and Item 1A—“Risk Factors” and elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

     Transactions in preparation for new SASSA tender

     On August 27, 2014, we entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF), or BVI, one of our BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) we repurchased BVI’s remaining 1,837,432 shares of Net1 common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd, or CPS, representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

     Commencement of new SASSA tender process

     On October 10, 2014, SASSA announced the commencement of a new tender process in the South African Government Gazette by inviting proposals for the provision of payment services for social assistance benefits, or RFP. According to information provided on the website www.sa-tenders.co.za, the following is applicable to this process:

  Bids will be evaluated on functionality as stipulated in the Terms of References and only service providers who score a minimum of 70 percent on functionality will proceed to be evaluated further on price and B-BBEE level of contribution.

  Bids will be evaluated in accordance with the 90/10 preference point system, where a weighting of 90 is allocated to price and a weighting of 10 is awarded to bidders in accordance with their B-BBEE contributor status level.

     As reported on SASSA's website, the submission date was initially November 21, 2014. However, as per notices on the SASSA website, the bid submission date has been extended a number of times and currently the submission date is December 12, 2014. The bid instructions state that neither bidders nor their agents are allowed to circulate any news or press releases concerning the RFP, or the awarding of the RFP or any resulting agreements without the written consent of, or in consultation with SASSA. We cannot predict the timing of the tender process or what the outcome will be.

     See Part II, Item 1A.—“Risk Factors,” for additional details.

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

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2014:

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

     Recent accounting pronouncements not yet adopted as of September 30, 2014

     Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2014, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2014	2013	2014
ZAR : $ average exchange rate	10.7581	10.0015	10.3798
Highest ZAR : $ rate during period	11.2641	10.4936	11.2579
Lowest ZAR : $ rate during period	10.5128	9.5436	9.6259
Rate at end of period	11.2641	10.1123	10.5887
KRW : $ average exchange rate	1,027	1,113	1,068
Highest KRW : $ rate during period	1,051	1,152	1,147
Lowest KRW : $ rate during period	1,009	1,045	1,014
Rate at end of period	1,051	1,083	1,014

ZAR: US $ Exchange Rates

KRW: US $ Exchange Rates

     Translation exchange rates for financial reporting purposes

     We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2014 and 2013, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2014	2013	2014
Income and expense items: $1 = ZAR .	10.7431	10.0001	10.3966
Income and expense items: $1 = KRW	1,029	1,141	1,049

Balance sheet items: $1 = ZAR	11.2641	10.1123	10.5887
Balance sheet items: $1 = KRW	1,051	1,083	1,014

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

     Fiscal 2015 does not include MediKredit and the NUETS business and fiscal 2014 includes MediKredit and the NUETS business for the entire period.

     Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before inter-segment eliminations. A reconciliation between total operating segment revenue and revenue presented in our consolidated financial statements is included in Note 15 to those statements.

     We analyze our business and operations in terms of three inter-related but independent operating segments: (1) South African transaction processing, (2) International transaction processing and (3) Financial inclusion and applied technologies. In addition, corporate and corporate office activities that are impracticable to ascribe directly to any of the other operating segments, as well as any inter-segment eliminations, are included in corporate/eliminations.

     First quarter of fiscal 2015 compared to first quarter of fiscal 2014

     The following factors had a significant influence on our results of operations during the first quarter of fiscal 2015 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 7% against the ZAR during the first quarter of fiscal 2015, which negatively impacted our reported results;
  Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations;
  Increase in the number of SASSA grants paid: Our revenue and operating income has increased as a result of the higher number of SASSA UEPS/EMV cardholders paid during fiscal 2015 compared with 2014; and
  Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the first quarter of fiscal 2015, which has result in higher revenues and operating income from more sales of low-margin prepaid airtime and UEPS-based lending.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended September 30,
	2014	2013	$%
	$’000	$’000	change
Revenue	156,441	123,494	27%
Cost of goods sold, IT processing, servicing and support	74,406	56,559	32%
Selling, general and administration	38,736	40,506	(4%	)
Depreciation and amortization	10,174	10,029	1%
Operating income	33,125	16,400	102%
Interest income	4,090	3,319	23%
Interest expense	1,312	1,752	(25%	)
Income before income tax expense	35,903	17,967	100%
Income tax expense	11,648	6,485	80%
Net income before earnings from equity-accounted investments	24,255	11,482	111%
Earnings from equity-accounted investments	92	103	(11%	)
Net income	24,347	11,585	110%
Less (Add) net income (loss) attributable to non-controlling interest	258	(11)	nm
Net income attributable to us	24,089	11,596	108%

	In South African Rand
Table 4	(US GAAP)
	Three months ended September 30,
	2014	2013
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue
	1,680,661	1,234,965	36%
Cost of goods sold, IT processing, servicing and support	799,351	565,601	41%
Selling, general and administration	416,145	405,069	3%
Depreciation and amortization	109,300	100,292	9%
Operating income	355,865	164,003	117%
Interest income	43,939	33,191	32%
Interest expense	14,095	17,520	(20%	)
Income before income tax expense	385,709	179,674	115%
Income tax expense	125,136	64,851	93%
Net income before earnings from equity-accounted investments	260,573	114,823	127%
Earnings from equity-accounted investments	988	1,030	(4%	)
Net income	261,561	115,853	126%
Less (Add) net income (loss) attributable to non-controlling interest	2,772	(110)	nm
Net income attributable to us	258,789	115,963	123%

     The increase in revenue was primarily due to higher prepaid airtime sales, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, an increase in the number of UEPS-based loans, an increase in the number of SASSA UEPS/ EMV cardholders paid and a higher contribution from KSNET.

     The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries and higher prepaid airtime.

     In ZAR, our selling, general and administration expense increased due to increases in goods and services purchased from third parties.

     Our operating income margin for first quarter of fiscal 2015 and 2014 was 21% and 13%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to higher volumes of transaction in South Africa, including prepaid airtime sales, lending and SASSA grants paid.

     In ZAR, depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea, which was partially offset by no Eason intangible asset amortization as these intangible assets were fully amortized at the end of June 2014.

     Interest on surplus cash increased to $4.1 million (ZAR 43.9 million) from $3.3 million (ZAR 33.2 million), due primarily to higher average daily ZAR cash balances.

     Interest expense decreased to $1.3 million (ZAR 14.1 million) from $1.8 million (ZAR 17.5 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

     Fiscal 2015 tax expense was $11.6 million (ZAR 125.1 million) compared to $6.5 million (ZAR 64.9 million) in fiscal 2014. Our effective tax rate for fiscal 2015, was 32.4% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees, the interest expense related to our long-term South Korean borrowings and stock-based compensation charges). Our effective tax rate for fiscal 2014, was 36.1% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5	In United States Dollars (US GAAP)
	Three months ended September 30,
	2014	% of		2013	% of		%
Operating Segment	$’000	total		$’000	total		change
Revenue:
South African transaction processing	60,252	39%		57,161	46%		5%
International transaction processing	43,204	28%		37,541	30%		15%
Financial inclusion and applied technologies	65,197	42%		36,796	30%		77%
Subtotal: Operating segments	168,653	109%		131,498	106%		28%
Intersegment eliminations	(12,212)	(9%	)	(8,004)	(6%	)	53%
Consolidated revenue	156,441	100%		123,494	100%		27%
Operating income (loss):
South African transaction processing	13,639	41%		6,461	39%		111%
International transaction processing	7,349	22%		5,524	34%		33%
Financial inclusion and applied technologies	17,607	53%		12,835	78%		37%
Subtotal: Operating segments	38,595	116%		24,820	151%		55%
Corporate/Eliminations	(5,470)	(16%	)	(8,420)	(51%	)	(35%	)
Consolidated operating income	33,125	100%		16,400	100%		102%

Table 6	In South African Rand (US GAAP)
	Three months ended September 30,
	2014			2013
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	647,293	39%		571,622	46%		13%
International transaction processing	464,145	28%		375,418	30%		24%
Financial inclusion and applied technologies	700,418	42%		367,967	30%		90%
Subtotal: Operating segments	1,811,856	109%		1,315,007	106%		38%
Intersegment eliminations	(131,195)	(9%	)	(80,042)	(6%	)	64%
Consolidated revenue	1,680,661	100%		1,234,965	100%		36%
Operating income (loss):
South African transaction processing	146,525	41%		64,611	39%		127%
International transaction processing	78,951	22%		55,241	34%		43%
Financial inclusion and applied technologies	189,154	53%		128,353	78%		47%
Subtotal: Operating segments	414,630	116%		248,205	151%		67%
Corporate/Eliminations	(58,765)	(16%	)	(84,202)	(51%	)	(30%	)
Consolidated operating income	355,865	100%		164,003	100%		117%

     South African transaction processing

     In ZAR, the increase in segment revenues was primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System and more inter-segment transaction processing activities. In addition, revenue from the distribution of social welfare grants grew modestly during the year and was in-line with the increase in unique welfare cardholder recipients, net of removal of invalid and fraudulent beneficiaries, partially offset by the loss of MediKredit revenue as a result of the sale of that business.

     Our operating income margin for the first quarter of fiscal 2015 and 2014 was 23% and 11%, respectively, and has increased primarily due to more higher-margin inter-segment transaction processing activities, the elimination of MediKredit losses and an increase in the number of beneficiaries paid in fiscal 2015.

     International transaction-based activities

     Revenue and operating income increased primarily due to higher transaction volume at KSNET during the first quarter of fiscal 2015. Operating income margin for the segment is lower than for most of our South African transaction processing businesses. Operating income margin for the first quarter of fiscal 2015 and 2014, was 17% and 15%, respectively.

     Financial inclusion and applied technologies

     Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans as we rolled out our product nationally and an increase in intersegment revenues, offset by lower ad hoc terminal and smart card sales. Fiscal 2014 operating income includes expenses related to the national roll-out of our UEPS-based lending offering and the establishment of the allowance for doubtful finance loans in fiscal 2014. Smart Life did not contribute to operating income in fiscal 2015 and 2014 due to the FSB suspension of its license.

     Notwithstanding the national roll-out expenses incurred in fiscal 2014, operating income margin for the Financial inclusion and applied technologies segment decreased to 27% from 35%, primarily as a result of more low-margin prepaid airtime and the sale of competitively-priced financial inclusion products to address the needs of the broader market.

     Corporate/ Eliminations

     Our corporate expenses generally include acquisition-related intangible asset amortization; expenditure related to compliance with the Sarbanes-Oxley Act of 2002; non-employee directors’ fees; employee and executive bonuses; stock-based compensation; legal fees; audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

     The decrease in our corporate expenses was primarily due to lower US government investigations-related and US lawsuit expenses, audit fees and other corporate head office-related expenses, which was partially offset by increases in acquisition-related intangible asset amortization.

Liquidity and Capital Resources

     At September 30, 2014, our cash balances were $81.2 million, which comprised mainly ZAR-denominated balances of ZAR 612.0 million ($54.3 million), KRW-denominated balances of KRW 20.6 billion ($19.6 million) and US dollar-denominated balances of $5.1 million and other currency deposits, primarily Botswana Pula, of $2.2 million. The increase in our cash balances from June 30, 2014, was primarily due to the expansion of our all of our core businesses during the quarter, and to a lesser extent due to the cash conservation resulting from the sale of loss-incurring businesses.

     We currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

     We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the US money markets. We have invested surplus cash in Korea in short-term investment accounts at Korean banking institutions.

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

     We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($35.5 million). The short-term facility comprises an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of September 30, 2014, we have used none of the overdraft and ZAR 135.0 million ($12.0 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014, for additional information related to our short-term facilities.

     As of September 30, 2014, we had outstanding long-term debt of KRW 79.4 billion (approximately $75.6 million translated at exchange rates applicable as of September 30, 2014) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (2.65% as of September 30, 2014) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. Scheduled repayments of the term loans and loan under the revolving credit facility are as follows: October 2014 (KRW 15 billion), April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 9 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2014, for additional information related to our long-term borrowings.

     Cash flows from operating activities

          First quarter of fiscal 2015

     Net cash provided by operating activities for the first quarter of fiscal 2015 was $39.5 million (ZAR 424.6 million) compared to cash utilized in operating activities of $1.7 million (ZAR 16.8 million) for the first quarter of fiscal 2014. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity during fiscal 2015.

     During the first quarter of fiscal 2015, we made additional tax payment of $2.4 million (ZAR 26.4 million) related to our 2014 tax year in South Africa. We also paid taxes totaling $1.6 million in other tax jurisdictions, primarily South Korea. There were no significant tax payments during the first quarter of fiscal 2014.

     Taxes paid during the first quarter of fiscal 2015 and 2014 were as follows:

Table 7	Three months ended September 30,
	2014	2013	2014	2013
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	2,408	-	26,392	-
Taxation refunds received	(35)	-	(365)	-
Total South African taxes paid	2,374	-	26,027	-
Foreign taxes paid: primarily Korea	2,786	498	30,170	4,984
Total tax paid	5,160	498	56,197	4,984

     We expect to pay our first provisional payments in South Africa related to our 2015 tax year in the second quarter of fiscal 2015.

     Cash flows from investing activities

          First quarter of fiscal 2015

     Cash used in investing activities for the first quarter of fiscal 2015 includes capital expenditure of $9.4 million (ZAR 100.9 million), primarily for the acquisition of payment processing terminals in Korea. We also received approximately $1.9 million resulting from the sale of NUETS business.

     Cash used in investing activities for the first quarter of fiscal 2014 includes capital expenditure of $5.6 million (ZAR 56.2 million), primarily for the acquisition of payment processing terminals in Korea.

     Cash flows from financing activities

          First quarter of fiscal 2015

     During the first quarter of fiscal 2015, we repurchased BVI’s remaining 1,837,432 shares of Net1 common stock for approximately $9.2 million and BVI paid $1.4 million for 12.5% of CPS’ issued and outstanding ordinary shares. We also utilized approximately $1.1 million of our Korean borrowings to pay quarterly interest due and received approximately $1.0 million from the exercise of stock options during the first quarter of fiscal 2015.

     There were no cash flows from financing activities during the first quarter of fiscal 2014.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We expect capital spending for the second quarter of fiscal 2015 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea.

     Our historical capital expenditures for the first quarter of fiscal 2015 and 2014 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of September 30, 2014, of $0.3 million related mainly to computer equipment. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of September 30, 2014:

Table 8	Payments due by Period, as of September 30, 2014 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	83,935	17,753	24,847	41,335	-
Operating lease obligations	6,913	3,330	3,426	157	-
Purchase obligations	9,090	9,090	-	-	-
Capital commitments	304	304	-	-	-
Other long-term obligations (B)(C)	22,396	-	-	-	22,396
Total	122,638	30,477	28,273	41,492	22,396

(A)	– Includes $75.6 million of long-term debt and interest payable at the rate applicable on September 30, 2014, under our Korean debt facility.
(B)	– Includes policy holder liabilities of $20.8 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $12.0 million issued as of September 30, 2014, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2014, as a result of changes in the Korean CD. The effect of a hypothetical 1% increase and a 1% decrease in each of the Korean CD rate as of September 30, 2014, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2014
Table 9		Hypothetical		Estimated annual
		change in		expected interest
		Korean CD		charge after
		rate or South		hypothetical change in
	Annual	Africa		Korean CD rate or
	expected	overdraft		South African
	interest	facility rate,		overdraft facility rate,
	charge	as		as appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	4,316	1%		5,080
		(1%	)	3,569

      The following table summarizes our exchange-traded equity securities with equity price risk as of September 30, 2014. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of September 30, 2014, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

As of September 30, 2014
Table 10
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	7,584	10%		8,342	0.17%
	7,584	(10%	)	6,826	(0.17%	)

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     United States securities litigation

     On December 24, 2013, Net1, our chief executive officer and our chief financial officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported shareholder of Net1 and all other similarly situated shareholders who purchased our securities between August 27, 2009 and November 27, 2013. On July 23, 2014, the Court appointed a lead plaintiff and lead counsel. On September 22, 2014, the lead plaintiff filed an amended complaint alleging that we made materially false and misleading statements in that we failed to disclose material adverse information and misrepresented the truth about our finances and business prospects. The amended complaint seeks unspecified damages on behalf of the lead plaintiff and all other similarly situated shareholders who purchased our securities between January 18, 2012 and December 4, 2012, which is a shorter class period than proposed in the original complaint. No motion for class certification has been filed. We believe this lawsuit has no merit and intend to defend it vigorously.

Item 1A. Risk Factors

     See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

     SASSA has initiated a new tender process for the payment of social grants. As a result, we cannot predict whether our current SASSA contract will remain in effect for the remainder of its five-year term. We derive a substantial portion of our revenues from this contract and from the provision of financial and other services to our cardholder base. If we were to lose our SASSA contract or we were to obtain a new contract on terms that are substantially inferior to our current contract, our business would suffer significantly.

     As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA has initiated a new tender process for a five-year contract relating to the payment of social grants. SASSA issued a request for proposals on October 22, 2014. Bidders are required to submit proposals by December 12, 2014.

     We cannot predict with certainty what the timing or ultimate outcome of the tender process will be, or if a new tender award will be made at all after the process is complete. We intend to participate in the new tender, which, as with prior SASSA tenders, will consume a substantial amount of our management’s time and attention and will impact their ability to focus on other matters, including other South African and international business development activities. We cannot assure you that the current tender process will result in our receiving a contract to continue to distribute social welfare grants nationally. If a new contract is awarded and we are not the winning bidder, we would lose the benefit of the remaining portion of our current contract. Even if we win the tender and do receive a new contract, we cannot predict the terms that such contract will contain. Any new contract we receive may contain pricing or other terms that would be less favorable to us than the terms of our current contract.

     In addition, our SASSA contract has enabled us to offer a variety of innovative financial and other services, such as UEPS-based loans and procurement of prepaid airtime, to our social welfare recipient cardholders. Although we believe that our offerings frequently represent the lowest-cost alternative for our customers for these types of services, if we were to lose our SASSA contract or if our SASSA contract were to limit the provision of these services, it might be less convenient for our cardholder customers to purchase these services from us and thus, we may have difficulty growing or even maintaining this aspect of our South African business, which would negatively affect our future operating performance.

     Further, in connection with the litigation challenging the award of the previous SASSA tender to us, we included our entire 2011 SASSA tender submission in the court record, which court record is in the public domain. Our previous tender submission contained competitively sensitive business information. As a result of this disclosure, our existing and future competitors have access to this information which could adversely affect our competitive position in the current tender process to the extent that such information continues to remain competitively sensitive.

     Finally, if we were to be awarded one or more contracts by SASSA, an unsuccessful tenderor could seek to challenge the award, which could result in the contract being set aside or could require us to expend time and resources in an attempt to defeat any such challenge.

     The South African National Credit Regulator has applied to cancel the registration of our subsidiary, Moneyline Financial Services (Pty) Ltd, as a credit provider. If the registration is cancelled, we will not be able to provide UEPS-based loans to our customers, which would harm our business.

     Moneyline provides microloans to our UEPS/EMV cardholders. Moneyline is a registered credit provider under the South African National Credit Act, or NCA, and is required to comply with the NCA in the operation of its lending business. On September 22, 2014, the South African National Credit Regulator, or NCR, issued a press release stating that it has applied to the National Consumer Tribunal to cancel Moneyline’s registration, based on an investigation concluded by the NCR. The NCR's press release alleges, among other things, that Moneyline contravened the NCA by including child support grants and foster child grants in the affordability assessments performed by Moneyline prior to granting credit to these borrowers, and that the procedures followed and documentation maintained by Moneyline are not in accordance with the NCA. We have reviewed NCR’s application and believe that it contains numerous factual inaccuracies. We believe that Moneyline has conducted its business in compliance with NCA. However, if the NCR’s application is successful, Moneyline would be prohibited from operating its microlending business, which could have a material adverse effect on our results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     As described in further detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Transactions in Preparation for New SASSA Tender,” on August 27, 2014, we repurchased 1,837,432 shares of our common stock from one of our BEE partners at a price of ZAR 52.99 per share.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form Exhibit	Filing Date

10.29	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2014.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director