Form 10-Q
period 2014-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2015-02-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _________  To  _________

Commission file number: 000-31203

NET 1 UEPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	98-0171860
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 3, 2015 (the latest practicable date), 46,547,153 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

     NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2014	2014
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,981	$58,672
Pre-funded social welfare grants receivable (Note 2)	6,254	4,809
Accounts receivable, net of allowances of – December: $2,175; June: $1,313	128,338	148,067
Finance loans receivable, net of allowances of – December: $4,403; June: $3,083	60,309	53,124
Inventory (Note 3)	12,501	10,785
Deferred income taxes	6,286	7,451
Total current assets before settlement assets	284,669	282,908
Settlement assets (Note 4)	480,962	725,987
Total current assets	765,631	1,008,895
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – December: $94,376; June: $91,422	49,361	47,797
EQUITY-ACCOUNTED INVESTMENTS	954	878
GOODWILL (Note 6)	172,237	186,576
INTANGIBLE ASSETS, net (Note 6)	55,884	68,514
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and Note 7)	35,426	38,285
TOTAL ASSETS	1,079,493	1,350,945
LIABILITIES
CURRENT LIABILITIES
Accounts payable	15,838	17,101
Other payables	39,263	42,257
Current portion of long-term borrowings (Note 9)	-	14,789
Income taxes payable	3,094	7,676
Total current liabilities before settlement obligations	58,195	81,823
Settlement obligations (Note 4)	480,962	725,987
Total current liabilities	539,157	807,810
DEFERRED INCOME TAXES	12,676	15,522
LONG-TERM BORROWINGS (Note 9)	59,698	62,388
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	20,831	23,477
TOTAL LIABILITIES	632,362	909,197
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
COMMON STOCK (Note 10) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - December: 46,547,153; June: 47,819,299	64	63
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: December: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	211,743	202,401
TREASURY SHARES, AT COST: December: 18,057,228; June: 15,883,212	(214,520)	(200,681)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(120,504)	(82,741)
RETAINED EARNINGS	569,596	522,729
TOTAL NET1 EQUITY	446,379	441,771
NON-CONTROLLING INTEREST	752	(23)
TOTAL EQUITY	447,131	441,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,079,493	$1,350,945

(A) – Derived from audited financial statements
See Notes to Unaudited Condensed Consolidated Financial Statements

     NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$154,131	$137,283	$310,572	$260,777

EXPENSE

Cost of goods sold, IT processing, servicing and support	71,774	67,883	146,180	124,442

Selling, general and administration	41,385	40,824	80,121	81,330

Depreciation and amortization	10,157	9,774	20,331	19,803

OPERATING INCOME	30,815	18,802	63,940	35,202

INTEREST INCOME	3,587	3,236	7,677	6,555

INTEREST EXPENSE	1,107	2,226	2,419	3,978

INCOME BEFORE INCOME TAX EXPENSE	33,295	19,812	69,198	37,779

INCOME TAX EXPENSE (Note 16)	10,203	7,099	21,851	13,584

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	23,092	12,713	47,347	24,195

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	76	47	168	150

NET INCOME	23,168	12,760	47,515	24,345

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	794	11	1,052	-

NET INCOME ATTRIBUTABLE TO NET1	$22,374	$12,749	$46,463	$24,345

Net income per share, in United States dollars (Note 13)

Basic earnings attributable to Net1 shareholders	$0.48	$0.28	$0.99	$0.53

Diluted earnings attributable to Net1 shareholders	$0.48	$0.28	$0.99	$0.53

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Net income	$23,168	$12,760	$47,515	$24,345

Other comprehensive (loss) income
Net unrealized loss on asset available for sale, net of tax	-	216	(226)	(39)
Movement in foreign currency translation reserve	(16,401)	(2,597)	(37,586)	4,972
Total other comprehensive (loss) income, net of taxes	(16,401)	(2,381)	(37,812)	4,933

Comprehensive income	6,767	10,379	9,703	29,278
Less comprehensive income attributable to non-controlling interest	(771)	(11)	(1,003)	-
Comprehensive income attributable to Net1	$5,996	$10,368	$8,700	$29,278

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the six months ended December 31, 2014 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	loss	Equity	Interest	Total
Balance – July 1, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$(23)	$441,748
Repurchase of common stock (Note 10)			(1,837,432)	(9,151)	(1,837,432)				(9,151)		(9,151)
Restricted stock granted (Note 12)	213,237				213,237				-		-
Exercise of stock option (Note 12)	688,633	1	(336,584)	(4,688)	352,049	5,677			990		990
Stock-based compensation charge (Note 12)						1,951			1,951		1,951
Income tax benefit from vested stock awards						483			483		483
Transactions with non-controlling interests (Note 10)						1,231	404		1,635	(228)	1,407
Net income							46,463		46,463	1,052	47,515
Other comprehensive loss (Note 11)								(37,763)	(37,763)	(49)	(37,812)
Balance – December 31, 2014	64,604,381	$64	(18,057,228)	$(214,520)	46,547,153	$211,743	$569,596	$(120,504)	$446,379	$752	$447,131

 See Notes to Unaudited Condensed Consolidated Financial Statements

     NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$23,168	$12,760	$47,515	$24,345
Depreciation and amortization	10,157	9,774	20,331	19,803
Earnings from equity-accounted investments	(76)	(47)	(168)	(150)
Fair value adjustments	(234)	72	179	(61)
Interest payable	140	694	1,299	1,666
Profit on disposal of property, plant and equipment	(109)	(15)	(231)	(16)
Stock-based compensation charge	1,035	968	1,951	1,898
Facility fee amortized	52	509	134	578
Increase in accounts receivable, pre-funded social
welfare grants receivable and finance loans receivable	(7,315)	(37,977)	2,155	(61,078)
Increase in inventory	(622)	(2,853)	(2,745)	(1,842)
Decrease in accounts payable and other payables	(1,456)	(4,883)	(12,389)	(13,551)
(Decrease) increase in taxes payable	(9,963)	(5,559)	(3,352)	1,362
Decrease in deferred taxes	(168)	(691)	(558)	(1,878)
Net cash provided (used in ) by operating activities	14,609	(27,248)	54,121	(28,924)

Cash flows from investing activities
Capital expenditures	(9,137)	(6,845)	(18,515)	(12,461)
Proceeds from disposal of property, plant and equipment	373	1,953	614	2,001
Proceeds from sale of business (Note 14)	-	-	1,895	-
Other investing activities	(29)	-	(29)	(1)
Net change in settlement assets	241,652	204,730	198,598	256,503
Net cash provided by investing activities	232,859	199,838	182,563	246,042

Cash flows from financing activities
Repayment of long-term borrowings (Note 9)	(14,128)	(87,008)	(14,128)	(87,008)
Long-term borrowings utilized	1,081	-	2,178	-
Acquisition of treasury stock (Note 10)	-	-	(9,151)	-
Sale of equity to non-controlling interest (Note 10)	-	-	1,407	-
Proceeds from issue of common stock	-	-	989	-
Long-term borrowings obtained	-	71,605	-	71,605
Payment of facility fee	-	(872)	-	(872)
Proceeds from bank overdraft	-	24,580	-	24,580
Acquisition of interests in KSNET (Note 10)	-	(1,968)	-	(1,968)
Net change in settlement obligations	(241,652)	(204,730)	(198,598)	(256,503)
Net cash used in financing activities	(254,699)	(198,393)	(217,303)	(250,166)

Effect of exchange rate changes on cash	(2,973)	495	(7,072)	1,745
Net (decrease) increase in cash and cash equivalents	(10,204)	(25,308)	12,309	(31,303)
Cash and cash equivalents – beginning of period	81,185	47,670	58,672	53,665
Cash and cash equivalents – end of period	$70,981	$22,362	$70,981	$22,362

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2014 and 2013
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2014 and 2013, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Recent accounting pronouncements not yet adopted as of December 31, 2014

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

2.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2015 payment service commenced on January 1, 2015, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of December 2014.

3.	Inventory

The Company’s inventory comprised the following categories as of December 31, 2014 and June 30, 2014.

	December 31,	June 30,
	2014	2014
Finished goods	$12,501	$10,785
	$12,501	$10,785

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

Financial instruments (continued)

        Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”) (continued)

The fair value of these securities as of December 31, 2014, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

The Company’s outstanding foreign exchange contracts are as follows:

As of December 31, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 174,424.50	ZAR 15.6729	ZAR 14.1043	January 20, 2015
EUR 174,424.50	ZAR 15.8119	ZAR 14.1043	January 20, 2015
EUR 938,834.00	ZAR 14.7811	ZAR 14.2503	March 20, 2015
EUR 706,205.00	ZAR 14.8645	ZAR 14.3307	April 20, 2015
EUR 512,865.00	ZAR 14.9455	ZAR 14.4113	May 20, 2015
EUR 526,263.00	ZAR 15.0345	ZAR 14.5000	June 22, 2015
EUR 526,263.00	ZAR 15.1145	ZAR 14.5762	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 14.6619	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 14.7502	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 14.8329	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 14.9238	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 15.0147	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 15.1057	January 20, 2016

As of June 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 182,272.50	ZAR 15.2077	ZAR 14.5803	July 21, 2014
EUR 182,272.50	ZAR 15.3488	ZAR 14.5803	July 21, 2014
EUR 180,022.50	ZAR 15.4228	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.2819	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.3623	ZAR 14.7367	September 22, 2014
EUR 180,022.50	ZAR 15.5041	ZAR 14.7367	September 22, 2014
EUR 181,570.50	ZAR 15.5739	ZAR 14.8119	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.8119	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.9874	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.9874	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 15.0671	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 15.0671	January 20, 2015

5.	Fair value of financial instruments (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,688	$-	$-	$1,688
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,358	7,358
Other	-	44	-	44
Total assets at fair value	$1,688	$44	$7,358	$9,090
Liabilities
Foreign exchange contracts	$-	$345	$-	$345
Total liabilities at fair value	$-	$345	$-	$345

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

Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three and six months ended December 31, 2014 and 2013, respectively. There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2014 and 2013, respectively.

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

6.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the three and six months ended December 31, 2014:
		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2014	$186,576	$-	$186,576
Foreign currency adjustment (1)	(14,339)	-	(14,339)
Balance as of December 31, 2014	$172,237	$-	$172,237

(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	December 31,	June 30,
	2014	2014

South African transaction processing	$26,011	$28,517
International transaction processing	118,689	128,427
Financial inclusion and applied technologies	27,537	29,632
Total	$172,237	$186,576

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014			As of June 30, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$90,966	$(42,445)	$48,521	$98,676	$(41,273)	$57,403
Software and unpatented
technology	30,966	(26,706)	4,260	33,604	(26,207)	7,397
FTS patent	3,301	(3,301)	-	3,619	(3,619)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,334	(3,231)	3,103	6,890	(3,176)	3,714
Total finite-lived intangible assets	$136,073	$(80,189)	$55,884	$147,295	$(78,781)	$68,514

Aggregate amortization expense on the finite-lived intangible assets for the three and six months ended December 31, 2014, was approximately $3.9 million and $7.7 million, respectively (three and six months ended December 31, 2013, was approximately $4.1 million and $7.8 million, respectively).

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates prevailing on December 31, 2014, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2015	$14,605
2016	10,920
2017	8,696
2018	8,696
2019	8,375
Thereafter	$11,644

7.	Reinsurance assets and policy holder liabilities under insurance and investment contracts

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the six months ended December 31, 2014:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2014	$21,062	$(21,478)
Foreign currency adjustment (3)	(1,851)	1,887
Balance as of December 31, 2014	$19,211	$(19,591)

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

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the six months ended December 31, 2014:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2014	$688	$(688)
Foreign currency adjustment (3)	(60)	60
Balance as of December 31, 2014	$628	$(628)

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

South Africa

As of December 31, 2014, and June 30, 2014, the Company had not utilized any of its ZAR 250.0 million ($21.5 million, translated at exchange rates applicable as of December 31, 2014) overdraft facility. As of December 31, 2014, the interest rate on the overdraft facility was 8.10% . At December 31, 2014, the Company had utilized approximately ZAR 137.2 million ($11.8 million, translated at exchange rates applicable as of December 31, 2014) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 17). As of June 30, 2014, the Company had utilized approximately ZAR 139.0 million ($13.1 million, translated at exchange rates applicable as of June 30, 2014) of its indirect and derivative facilities.

8.	Short-term credit facility (continued)

Korea

The Company had not utilized any of its KRW 10 billion ($9.1 million, translated at exchange rates applicable as of December 31, 2014) overdraft facility as of December 31, 2014 and June 30, 2014. As of December 31, 2014, the interest rate on the overdraft facility was 4.47% . The facility expired in January 2015.

9.	Long-term borrowings

The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014. The current carrying value as of December 31, 2014, is $59.7 million. As of December 31, 2014, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on December 31, 2014, was 5.24% .

Interest expense incurred during the three and six months ended December 31, 2014 and 2013, was $0.9 million and $1.8 million; and $2.0 million and $3.6 million, respectively. Prepaid facility fees amortized during the three and six months ended December 31, 2014 and 2013, was $0.1 million and $0.5 million; and $0.1 million and $0.6 million, respectively. Prepaid facility fees amortized during the three and six months ended December 31, 2013, include the remaining prepaid facility fees related to the refinanced facility of approximately $0.4 million that were expensed.

The first scheduled principal repayment of $14.1 million was paid on October 29, 2014. The next scheduled principal payment of $9.1 million (translated at exchange rates applicable as of December 31, 2014) will be made on April 29, 2016.

10.	Capital structure

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2014 and 2013, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2014 and 2013, respectively:

	2014	2013

Number of shares, net of treasury:
Statement of changes in equity	46,547,153	45,773,342
Less: Non-vested equity shares that have not vested (Note 12)	(524,863)	(569,111)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	46,022,290	45,204,231

Common stock repurchases and transaction with non-controlling interests

The Company did not repurchase any of its shares during the three and six months ended December 31, 2014 and 2013, under its share repurchase authorization. However, on August 27, 2014, the Company entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) the Company repurchased BVI’s remaining 1,837,432 shares of the Company’s common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd (“CPS”) representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

Acquisition of KSNET non-controlling interests

During the three and six months ended December 31, 2013, the Company acquired substantially all of the issued share capital of KSNET, Inc. that it did not previously own for approximately $2.0 million in cash. After the acquisition of the additional shares, the Company owned 99.90% of KSNET. The Company purchased the remaining shares it did not own during the three months ended March 31, 2014. The transaction was accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the non-controlling interest was adjusted to reflect the change in ownership interest in KSNET. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $1.5 million, was recognized in equity attributable to Net1.

11.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2014:

		Six months ended
		December 31, 2014
		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2014	$(83,359)	$618	$(82,741)
Movement in foreign currency translation reserve	(37,537)	-	(37,537)
Unrealized loss on asset available for sale, net of tax of $88	-	(226)	(226)
Balance as of December 31, 2014	$(120,896)	$392	$(120,504)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and six months ended December 31, 2014 or 2013, respectively.

12.	Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2014 and 2013:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(688,633)	8.24		3,697
Outstanding – December 31, 2014	2,486,169	15.24	5.20	1,842

Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Outstanding – December 31, 2013	2,873,479	14.54	5.79	1,037

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

Stock option and restricted stock activity (continued)

Options (continued)

The table below presents the range of assumptions used to value options granted during the six months ended December 31, 2014 and 2013:

	Six months ended
	December 31,
	2014	2013
Expected volatility	60%	50%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	1.0%	0.9%

There were no forfeitures during the three and six months ended December 31, 2014 and 2013.

The following table presents stock options vested and expecting to vest as of December 31, 2014:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – December 31, 2014	2,486,169	15.24	5.20	1,842

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of December 31, 2014:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Exercisable – December 31, 2014	1,728,163	17.55	3.51	775

During the three months ended December 31, 2014 and 2013, respectively, 57,334 and 159,666 stock options became exercisable. During the six months ended December 31, 2014 and 2013, respectively, 330,967 and 358,333 stock options became exercisable. During the six months ended December 31, 2014, the Company received approximately $1.0 million from 116,395 stock options exercised. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. No stock options were exercised during the three months ended December 31, 2014, or during the three and six months ended December 31, 2013. The Company issues new shares to satisfy stock option exercises.

12.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2014 and 2013:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Granted – November 2014	71,530	229
Vested – August 2014	(74,152)	828
Non-vested – December 31, 2014	524,863	3,795

Non-vested – June 30, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Forfeitures – October 2013	(7,171)	161
Non-vested – December 31, 2013	569,111	5,572

The August 2014 grants comprise 127,626 and 14,081 shares of restricted stock awarded to employees and non-employee directors, respectively. All of the November 2014 grants were awarded to employees. The 127,626 and 71,530 shares of restricted stock will vest in full only on the date, if any, the following conditions are satisfied: (1) the closing price of the Company’s common stock equals or exceeds $19.41 (subject to appropriate adjustment for any stock split or stock dividend) for a period of 30 consecutive trading days during a measurement period commencing on the date that the Company files its Annual Report on Form 10-K for the fiscal year ended 2017 and ending on December 31, 2017 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $19.41 price target represents a 20% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $11.23 closing price on August 27, 2014.

The 127,626 and 71,530 shares of restricted stock are effectively forward starting knock-in barrier options with a strike price of zero. The fair value of these shares of restricted stock was calculated utilizing an adjusted Monte Carlo simulation discounted cash flow model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. The “adjustment” to the Monte Carlo simulation model incorporates a “jump diffusion” process to the standard Geometric Brownian Motion simulation, in order to capture the discontinuous share price jumps observed in the Company’s share price movements on stock exchanges on which it is listed. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. The value of the grant is the average of the discounted vested values. The Company used an expected volatility of 76.01%, an expected life of approximately three years, a risk-free rate of 1.27% and no future dividends in its calculation of the fair value of the 127,626 shares of restricted stock. The Company used an expected volatility of 63.73%, an expected life of approximately three years, a risk-free rate of 1.21% and no future dividends in its calculation of the fair value of the 71,530 shares of restricted stock. Estimated expected volatility was calculated based on the Company’s 30 day VWAP share price using the exponentially weighted moving average of returns.

The fair value of restricted stock vesting during the six months ended December 31, 2014 and 2013, respectively, was $0.8 million and $0.2 million. The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

12.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a stock-based compensation charge of $1.0 million during each of the three months ended December 31, 2014 and 2013, respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended December 31, 2014
Stock-based compensation charge	$1,035	$-	$1,035
Total – three months ended December 31, 2014 .	$1,035	$-	$1,035

Three months ended December 31, 2013
Stock-based compensation charge	$974	$-	$974
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – three months ended December 31, 2013 .	$968	$-	$968

The Company has recorded a stock-based compensation charge of $2.0 million and $1.9 million, respectively, during the six months ended December 31, 2014 and 2013, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Six months ended December 31, 2014
Stock-based compensation charge	$1,951	$-	$1,951
Total –six months ended December 31, 2014	$1,951	$-	$1,951

Six months ended December 31, 2013
Stock-based compensation charge	$1,904	$-	$1,904
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total –six months ended December 31, 2013	$1,898	$-	$1,898

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of December 31, 2014, the total unrecognized compensation cost related to stock options was approximately $2.4 million, which the Company expects to recognize over approximately three years. As of December 31, 2014, the total unrecognized compensation cost related to restricted stock awards was approximately $1.8 million, which the Company expects to recognize over approximately two years.

As of December 31, 2014 and June 30, 2014, respectively, the Company has recorded a deferred tax asset of approximately $1.3 million and $1.6 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13.	Earnings per share

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2014 and 2013, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands except percent		(in thousands except percent
	and		and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$22,374	$12,749	$46,463	$24,345
Undistributed earnings	22,374	12,749	46,463	24,345
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%	99%
Numerator for earnings per share: basic and diluted	$22,102	$12,594	$45,947	$24,075

Denominator:
Denominator for basic earnings per share:
weighted-average common shares outstanding	45,953	45,221	46,352	45,218
Effect of dilutive securities:
Stock options	125	156	117	113
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	46,078	45,377	46,469	45,331

Earnings per share:
Basic	$0.48	$0.28	$0.99	$0.53
Diluted	$0.48	$0.28	$0.99	$0.53

(Calculation 1)
Basic weighted-average common shares outstanding (A)	45,953	45,221	46,352	45,218
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	46,519	45,776	46,873	45,725
Percent allocated to common shareholders (A) / (B)	99%	99%	99%	99%

Options to purchase 1,858,853 shares of the Company’s common stock at prices ranging from $11.23 to $24.46 per share were outstanding during the three and six months ended December 31, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of December 31, 2014.

14.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2014 and 2013:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Cash received from interest	$3,577	$3,223	$7,740	$6,464
Cash paid for interest	$1,195	$2,027	$2,413	$3,666
Cash paid for income taxes	$20,393	$14,029	$25,553	$14,527

The sale of the Company’s NUETS business is described in Note 19 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014. The Company received cash sale proceeds of $1.9 million related to this transaction in July 2014.

As discussed in Note 12, during the six months ended December 31, 2014, employees exercised stock options through the delivery 336,584 shares of the Company’s common stock at the closing price on September 9, 2014 or $13.93 under the terms of their option agreements. These shares are included in the Company’s total share count and amount reflected as treasury shares on the unaudited condensed consolidated balance sheet as of December 31, 2014 and unaudited condensed consolidated statement of changes in equity for the six months ended December 31, 2014.

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

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended December 31, 2014 and 2013, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$58,427	$5,437	$52,990
International transaction processing	40,466	-	40,466
Financial inclusion and applied technologies	67,531	6,856	60,675
Total for the three months ended December 31, 2014	166,424	12,293	154,131

South African transaction processing	58,754	2,280	56,474
International transaction processing	37,738	-	37,738
Financial inclusion and applied technologies	50,480	7,409	43,071
Total for the three months ended December 31, 2013	$146,972	$9,689	$137,283

The reconciliation of the reportable segments revenue to revenue from external customers for the six months ended December 31, 2014 and 2013, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$118,679	$10,558	$108,121
International transaction processing	83,670	-	83,670
Financial inclusion and applied technologies	132,728	13,947	118,781
Total for the six months ended December 31, 2014	$335,077	$24,505	$310,572

15.	Operating segments (continued)

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$115,915	$2,980	$112,935
International transaction processing	75,279	-	75,279
Financial inclusion and applied technologies	87,276	14,713	72,563
Total for the six months ended December 31, 2013	$278,470	$17,693	$260,777

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and six months ended December 31, 2014 and 2013, respectively, is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Reportable segments measure of profit or loss	$36,453	$25,532	$75,048	$50,352
Operating income: Corporate/Eliminations	(5,638)	(6,730)	(11,108)	(15,150)
Interest income	3,587	3,236	7,677	6,555
Interest expense	(1,107)	(2,226)	(2,419)	(3,978)
Income before income taxes	$33,295	$19,812	$69,198	$37,779

The following tables summarize segment information which is prepared in accordance with GAAP for the three and six months ended December 31, 2014 and 2013:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues
South African transaction processing	$58,427	$58,754	$118,679	$115,915
International transaction processing	40,466	37,738	83,670	75,279
Financial inclusion and applied technologies	67,531	50,480	132,728	87,276
Total	166,424	146,972	335,077	278,470
Operating income (loss)
South African transaction processing	12,883	7,128	26,522	13,589
International transaction processing	5,743	5,139	13,092	10,663
Financial inclusion and applied technologies	17,827	13,265	35,434	26,100
Subtotal: Operating segments	36,453	25,532	75,048	50,352
Corporate/Eliminations	(5,638)	(6,730)	(11,108)	(15,150)
Total	30,815	18,802	63,940	35,202
Depreciation and amortization
South African transaction processing	1,823	1,949	3,545	3,822
International transaction processing	4,292	3,604	8,664	7,863
Financial inclusion and applied technologies	203	174	382	323
Subtotal: Operating segments	6,318	5,727	12,591	12,008
Corporate/Eliminations	3,839	4,047	7,740	7,795
Total	$10,157	$9,774	$20,331	$19,803

15.	Operating segments (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Expenditures for long-lived assets
South African transaction processing	$1,482	$2,044	$2,164	$2,600
International transaction processing	7,279	4,685	15,606	9,516
Financial inclusion and applied technologies	376	116	745	345
Subtotal: Operating segments	9,137	6,845	18,515	12,461
Corporate/Eliminations	-	-	-	-
Total	$9,137	$6,845	$18,515	$12,461

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

For the three and six months ended December 31, 2014, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2014, was 30.6% and 31.6%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including consulting and legal fees, interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

The Company’s effective tax rate for the three and six months ended December 31, 2013, was 35.8% and 35.9%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

Uncertain tax positions

There were no changes during the three and six months ended December 31, 2014. As of December 31, 2014, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of December 31, 2014 and June 30, 2014, respectively the Company has unrecognized tax benefits of $1.1 million and $1.2 million, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Austria, Botswana and in the US federal jurisdiction. As of December 31, 2014, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2010. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

17.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 135.0 million ($11.6 million, translated at exchange rates applicable as of December 31, 2014) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 125.0 million ($10.8 million, translated at exchange rates applicable as of December 31, 2014). The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of December 31, 2014 and June 30, 2014. The maximum potential amount that the Company could pay under these guarantees is ZAR 135.0 million ($11.6 million, translated at exchange rates applicable as of December 31, 2014). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

Contingencies

Securities Litigation

On January 16, 2015, the Company filed a motion to dismiss plaintiff’s amended complaint for failure to state a claim. Plaintiff has until March 6, 2015 to file an opposition to the Company’s motion. The Company continues to believe this lawsuit has no merit and intends to defend it vigorously.

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

Forward-looking statements

     Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2014, and Item 1A.—“Risk Factors” and elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

      New SASSA tender process

     As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA has initiated a new tender process for a five-year contract for the payment of social grants. SASSA issued an initial request for proposals (“RFP”) on October 22, 2014, which required bidders to submit proposals by December 12, 2014. However, following a detailed analysis of the tender specifications, we concluded that the tender specifications were not sufficiently clear regarding a number of critical points and failed to comply with the RFP requirements specified in the Court's order. We wrote a letter to SASSA, requesting that the RFP be withdrawn, corrected and reissued. SASSA declined our request. We then applied to the Court on November 6, 2014, for an order setting aside the RFP and directing SASSA to issue a corrected RFP. We initiated the request to SASSA, and subsequently to the Court, in order to ensure that there is no ambiguity in the tender specifications or conflict with the Court's April 2014 remedy order in an attempt to reduce the likelihood of another prolonged legal challenge should SASSA award a new tender. SASSA and AllPay (an unsuccessful bidder during the previous RFP and a party to the Court's April 2014 ruling) opposed our application.

     Following the submission of further affidavits and arguments to the Court, on December 5, 2014, the Court ordered SASSA to (1) extend the deadline for the submission of bids to February 27, 2015, (2) circulate and file with the Court a draft amended RFP by December 20, 2014 and (3) issue a bidder’s notice calling for bidders to furnish SASSA with objections or questions to the draft amended RFP by January 15, 2015. The Court also permitted litigating parties to file further affidavits or submissions by January 27, 2015.

     On December 8, 2014, SASSA extended the bid deadline as ordered and on December 20, 2014, it issued a draft amended RFP. We analyzed the draft amended RFP in detail and believed that its specifications were still not sufficiently clear and that it still failed to comply with the RFP requirements contained in the Court’s April 2014 order. We submitted a list of questions and objections to SASSA on January 15, 2015. SASSA replied to us on January 19, 2015. However, in our view, SASSA did not provide sufficient answers to our questions and objections and we therefore submitted a further affidavit to the Court on January 20, 2015, requesting the Court to set aside the RFP and to order SASSA to issue a new RFP that complies with the Court’s 2014 ruling. On the same day, SASSA and AllPay submitted affidavits asking the Court to dismiss our objections and to allow SASSA to proceed with the amended RFP. Also on January 20, 2015, SASSA issued a second amended RFP. On January 27, 2015, we made a further submission to the Court arguing that the second amended RFP remains vague and uncertain in several respect and non-compliant with the Court’s December 5, 2014 order. SASSA and AllPay have also made further submissions again asking the Court to dismiss our objections and to allow SASSA to proceed with the second amended RFP. We cannot predict when or how the Court will rule on our application.

     We intend to participate in the tender and to submit a bid. We cannot predict the timing of the tender process or what the outcome will be.

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

        Recent accounting pronouncements not yet adopted as of December 31, 2014

        Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2014, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

         Actual exchange rates

      The actual exchange rates for and at the end of the periods presented were as follows:

 Table 1

	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2014	2013	2014	2013	2014
ZAR : $ average exchange rate	11.2236	10.1603	10.9909	10.0809	10.3798
Highest ZAR : $ rate during period	11.6941	10.5730	11.6941	10.5730	11.2579
Lowest ZAR : $ rate during period	10.8651	9.7143	10.5128	9.5436	9.6259
Rate at end of period	11.6088	10.5037	11.6088	10.5037	10.5887

KRW : $ average exchange rate	1,088	1,065	1,057	1,089	1,068
Highest KRW : $ rate during period	1,122	1,077	1,122	1,152	1,147
Lowest KRW : $ rate during period	1,048	1,031	1,009	1,031	1,014
Rate at end of period	1,098	1,063	1,098	1,063	1,014

Translation exchange rates for financial reporting purposes

     We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2014 and 2013, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2

	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2014	2013	2014	2013	2014
Income and expense items: $1 = ZAR	11.2066	10.1592	10.9688	10.0809	10.3966
Income and expense items: $1 = KRW	1,051	1,021	1,036	1,087	1,049

Balance sheet items: $1 = ZAR	11.6088	10.5037	11.6088	10.5037	10.5887
Balance sheet items: $1 = KRW	1,098	1,063	1,098	1,063	1,014

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

     Second quarter of fiscal 2015 compared to second quarter of fiscal 2014

     The following factors had a significant influence on our results of operations during the second quarter of fiscal 2015 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 10% against the ZAR during the second quarter of fiscal 2015, which negatively impacted our reported results;
  Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations;
  Increase in the number of SASSA grants paid: Our revenue and operating income has increased as a result of the higher number of SASSA UEPS/EMV cardholders paid during fiscal 2015 compared with 2014; and
  Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the second quarter of fiscal 2015, which has resulted in higher revenues and operating income from more sales of low-margin prepaid airtime and UEPS-based lending.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

Table 3

	In United States Dollars
		(US GAAP)
	Three months ended December 31,
	2014	2013	$ %
	$ ’000	$ ’000	change
Revenue	154,131	137,283	12%
Cost of goods sold, IT processing, servicing and support	71,774	67,883	6%
Selling, general and administration	41,385	40,824	1%
Depreciation and amortization	10,157	9,774	4%
Operating income	30,815	18,802	64%
Interest income	3,587	3,236	11%
Interest expense	1,107	2,226	(50%	)
Income before income tax expense	33,295	19,812	68%
Income tax expense	10,203	7,099	44%
Net income before earnings from equity-accounted investments	23,092	12,713	82%
Earnings from equity-accounted investments	76	47	62%
Net income	23,168	12,760	82%
Less net income attributable to non-controlling interest	794	11	nm
Net income attributable to us	22,374	12,749	75%

Table 4

	In South African Rand
		(US GAAP)
	Three months ended December 31,
	2014	2013
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,727,284	1,394,685	24%
Cost of goods sold, IT processing, servicing and support	804,342	689,636	17%
Selling, general and administration	463,785	414,740	12%
Depreciation and amortization	113,825	99,296	15%
Operating income	345,332	191,013	81%
Interest income	40,198	32,875	22%
Interest expense	12,406	22,614	(45%	)
Income before income tax expense	373,124	201,274	85%
Income tax expense	114,341	72,120	59%
Net income before earnings from equity-accounted investments	258,783	129,154	100%
Earnings from equity-accounted investments	852	477	79%
Net income	259,635	129,631	100%
Less net income attributable to non-controlling interest	8,898	112	nm
Net income attributable to us	250,737	129,519	94%

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

     Our operating income margin for second quarter of fiscal 2015 and 2014 was 20% and 14%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to higher volumes of transaction in South Africa, including prepaid airtime sales, lending and SASSA grants paid.

     Depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea, which was partially offset by no Eason intangible asset amortization as these intangible assets were fully amortized at the end of June 2014.

     Interest on surplus cash increased to $3.6 million (ZAR 40.2 million) from $3.2 million (ZAR 32.9 million), due primarily to higher average daily ZAR cash balances.

     Interest expense decreased to $1.1 million (ZAR 12.4 million) from $2.2 million (ZAR 22.6 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

     Fiscal 2015 tax expense was $10.2 million (ZAR 114.3 million) compared to $7.1 million (ZAR 72.1 million) in fiscal 2014. Our effective tax rate for fiscal 2015, was 30.6% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees, the interest expense related to our long-term South Korean borrowings and stock-based compensation charges). Our effective tax rate for fiscal 2014, was 35.8% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

      Results of operations by operating segment

      The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5

		In United States Dollars (US GAAP)
		Three months ended December 31,
	2014	% of		2013	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	58,427	38%		58,754	43%		(1%	)
International transaction processing	40,466	26%		37,738	27%		7%
Financial inclusion and applied technologies	67,531	44%		50,480	37%		34%
Subtotal: Operating segments	166,424	108%		146,972	107%		13%
Intersegment eliminations	(12,293)	(8%	)	(9,689)	(7%	)	27%
Consolidated revenue	154,131	100%		137,283	100%		12%
Operating income (loss):
South African transaction processing	12,883	42%		7,128	38%		81%
International transaction processing	5,743	19%		5,139	27%		12%
Financial inclusion and applied technologies	17,827	58%		13,265	71%		34%
Subtotal: Operating segments	36,453	119%		25,532	136%		43%
Corporate/Eliminations	(5,638)	(19%	)	(6,730)	(36%	)	(16%	)
Consolidated operating income	30,815	100%		18,802	100%		64%

Table 6

		In South African Rand (US GAAP)
		Three months ended December 31,
	2014			2013
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	654,768	38%		596,894	43%		10%
International transaction processing	453,486	26%		383,388	27%		18%
Financial inclusion and applied technologies	756,793	44%		512,836	37%		48%
Subtotal: Operating segments	1,865,047	108%		1,493,118	107%		25%
Intersegment eliminations	(137,763)	(8%	)	(98,433)	(7%	)	40%
Consolidated revenue	1,727,284	100%		1,394,685	100%		24%
Operating income (loss):
South African transaction processing	144,375	42%		72,414	38%		99%
International transaction processing	64,360	19%		52,208	27%		23%
Financial inclusion and applied technologies	199,780	58%		134,762	71%		48%
Subtotal: Operating segments	408,515	119%		259,384	136%		57%
Corporate/Eliminations	(63,183)	(19%	)	(68,371)	(36%	)	(8%	)
Consolidated operating income	345,332	100%		191,013	100%		81%

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

     Our operating income margin for the second quarter of fiscal 2015 and 2014 was 22% and 12%, respectively, and has increased primarily due to more higher-margin inter-segment transaction processing activities, the elimination of MediKredit losses and an increase in the number of beneficiaries paid in fiscal 2015.

     International transaction-based activities

     Revenue and operating income increased primarily due to higher transaction volume at KSNET during the second quarter of fiscal 2015. Operating income and margin for the second quarter of fiscal 2015, was negatively impacted by ad hoc incentives provided to staff due to the strong operating performance of KSNET during calendar 2014. Operating income margin for the segment is lower than for most of our South African transaction processing businesses. Operating income margin for each of the second quarter of fiscal 2015 and 2014, was 14%

     Financial inclusion and applied technologies

     Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans as we rolled out our product nationally, and, in ZAR, an increase in intersegment revenues. Smart Life did not contribute to operating income in fiscal 2015 and 2014 due to the FSB suspension of its license.

     Operating income margin for the Financial inclusion and applied technologies segment was 26% during each of the second quarter of fiscal 2015 and 2014, respectively.

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

     The decrease in our corporate expenses was primarily due to lower US government investigations-related and US lawsuit expenses, audit fees and other corporate head office-related expenses.

     First half of fiscal 2015 compared to first half of fiscal 2014

     The following factors had a significant influence on our results of operations during the first half of fiscal 2015 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 9% against the ZAR during the first half of fiscal 2015, which negatively impacted our reported results;
  Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations;
  Increase in the number of SASSA grants paid: Our revenue and operating income has increased as a result of the higher number of SASSA UEPS/EMV cardholders paid during fiscal 2015 compared with 2014; and
  Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the first half of fiscal 2015, which has resulted in higher revenues and operating income from more sales of low-margin prepaid airtime and UEPS-based lending.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

Table 7

	In United States Dollars
		(US GAAP)
	Six months ended December 31,
	2014	2013	$ %
	$ ’000	$ ’000	change
Revenue	310,572	260,777	19%
Cost of goods sold, IT processing, servicing and support	146,180	124,442	17%
Selling, general and administration	80,121	81,330	(1%	)
Depreciation and amortization	20,331	19,803	3%
Operating income	63,940	35,202	82%
Interest income	7,677	6,555	17%
Interest expense	2,419	3,978	(39%	)
Income before income tax expense	69,198	37,779	83%
Income tax expense	21,851	13,584	61%
Net income before earnings from equity-accounted investments	47,347	24,195	96%
Earnings from equity-accounted investments	168	150	12%
Net income	47,515	24,345	95%
Less net income attributable to non-controlling interest	1,052	-	nm
Net income attributable to us	46,463	24,345	91%

Table 8

	In South African Rand
		(US GAAP)
	Six months ended December 31,
	2014	2013
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	3,406,601	2,628,867	30%
Cost of goods sold, IT processing, servicing and support	1,603,419	1,254,488	28%
Selling, general and administration	878,830	819,880	7%
Depreciation and amortization	223,006	199,633	12%
Operating income	701,346	354,866	98%
Interest income	84,207	66,080	27%
Interest expense	26,534	40,102	(34%	)
Income before income tax expense	759,019	380,844	99%
Income tax expense	239,679	136,939	75%
Net income before earnings from equity-accounted investments	519,340	243,905	113%
Earnings from equity-accounted investments	1,843	1,512	22%
Net income	521,183	245,417	112%
Less net income attributable to non-controlling interest	11,539	-	nm
Net income attributable to us	509,644	245,417	108%

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

     Our operating income margin for first half of fiscal 2015 and 2014 was 21% and 13%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to higher volumes of transaction in South Africa, including prepaid airtime sales, lending and SASSA grants paid.

     Depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea, which was partially offset by no Eason intangible asset amortization as these intangible assets were fully amortized at the end of June 2014.

     Interest on surplus cash increased to $7.7 million (ZAR 84.2 million) from $6.6 million (ZAR 66.1 million), due primarily to higher average daily ZAR cash balances.

     Interest expense decreased to $2.4 million (ZAR 26.5 million) from $4.0 million (ZAR 40.1 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

     Fiscal 2015 tax expense was $21.9 million (ZAR 239.7 million) compared to $13.6 million (ZAR 136.9 million) in fiscal 2014. Our effective tax rate for fiscal 2015, was 31.6% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees, the interest expense related to our long-term South Korean borrowings and stock-based compensation charges). Our effective tax rate for fiscal 2014, was 35.9% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

        Results of operations by operating segment

        The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9

		In United States Dollars (US GAAP)
		Six months ended December 31,
	2014	% of		2013	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	118,679	38%		115,915	44%		2%
International transaction processing	83,670	27%		75,279	29%		11%
Financial inclusion and applied technologies	132,728	43%		87,276	33%		52%
Subtotal: Operating segments	335,077	108%		278,470	106%		20%
Intersegment eliminations	(24,505)	(8%	)	(17,693)	(6%	)	39%
Consolidated revenue	310,572	100%		260,777	100%		19%
Operating income (loss):
South African transaction processing	26,522	41%		13,589	39%		95%
International transaction processing	13,092	20%		10,663	30%		23%
Financial inclusion and applied technologies	35,434	55%		26,100	74%		36%
Subtotal: Operating segments	75,048	116%		50,352	143%		49%
Corporate/Eliminations	(11,108)	(16%	)	(15,150)	(43%	)	(27%	)
Consolidated operating income	63,940	100%		35,202	100%		82%

Table 10

		In South African Rand (US GAAP)
		Six months ended December 31,
	2014			2013
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	1,301,766	38%		1,168,527	44%		11%
International transaction processing	917,759	27%		758,880	29%		21%
Financial inclusion and applied technologies	1,455,867	43%		879,821	33%		65%
Subtotal: Operating segments	3,675,392	108%		2,807,228	106%		31%
Intersegment eliminations	(268,791)	(8%	)	(178,361)	(6%	)	51%
Consolidated revenue	3,406,601	100%		2,628,867	100%		30%
Operating income (loss):
South African transaction processing	290,915	41%		136,989	39%		112%
International transaction processing	143,604	20%		107,492	30%		34%
Financial inclusion and applied technologies	388,668	55%		263,111	74%		48%
Subtotal: Operating segments	823,187	116%		507,592	143%		62%
Corporate/Eliminations	(121,841)	(16%	)	(152,726)	(43%	)	(20%	)
Consolidated operating income	701,346	100%		354,866	100%		98%

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

     Our operating income margin for the first half of fiscal 2015 and 2014 was 22% and 12%, respectively, and has increased primarily due to more higher-margin inter-segment transaction processing activities, the elimination of MediKredit losses and an increase in the number of beneficiaries paid in fiscal 2015.

     International transaction-based activities

     Revenue and operating income increased primarily due to higher transaction volume at KSNET during the first half of fiscal 2015. Operating income margin for the segment is lower than for most of our South African transaction processing businesses. Operating income margin for the first half of fiscal 2015 and 2014, was 16% and 14%, respectively.

     Financial inclusion and applied technologies

     Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans as we rolled out our product nationally, and, in ZAR, an increase in intersegment revenues. Fiscal 2014 operating income includes expenses related to the national roll-out of our UEPS-based lending offering and the establishment of the allowance for doubtful finance loans in fiscal 2014. Smart Life did not contribute to operating income in fiscal 2015 and 2014 due to the FSB suspension of its license.

     Notwithstanding the national roll-out expenses incurred in fiscal 2014, operating income margin for the Financial inclusion and applied technologies segment decreased to 27% from 30%, primarily as a result of more low-margin prepaid airtime and the sale of competitively-priced financial inclusion products to address the needs of the broader market.

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

     The decrease in our corporate expenses was primarily due to lower US government investigations-related and US lawsuit expenses, audit fees and other corporate head office-related expenses.

     Liquidity and Capital Resources

     At December 31, 2014, our cash balances were $71.0 million, which comprised mainly ZAR-denominated balances of ZAR 643.5 million ($55.4 million), KRW-denominated balances of KRW 10.7 billion ($9.7 million) and US dollar-denominated balances of $4.6 million and other currency deposits, primarily Botswana Pula, of $1.2 million. The increase in our cash balances from June 30, 2014, was primarily due to the expansion of all of our core businesses, and to a lesser extent due to the cash conservation resulting from the sale of loss-incurring businesses, offset by provisional tax payments and the scheduled Korean debt repayment in October 2014.

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

     We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($34.5 million). The short-term facility comprises an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of December 31, 2014, we have used none of the overdraft and ZAR 137.2 million ($11.8 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014, for additional information related to our short-term facilities.

     As of December 31, 2014, we had outstanding long-term debt of KRW 65.5 billion (approximately $59.7 million translated at exchange rates applicable as of December 31, 2014) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (2.14% as of December 31, 2014) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. We repaid the KRW 15 billion other term loan facility in full in October 2014 in accordance with the repayment schedule. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 9 to our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2014, for additional information related to our long-term borrowings.

     Cash flows from operating activities

          Second quarter of fiscal 2015

     Net cash provided by operating activities for the second quarter of fiscal 2015 was $14.6 million (ZAR 163.7 million) compared to cash utilized in operating activities of $27.2 million (ZAR 276.8 million) for the second quarter of fiscal 2014. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity during fiscal 2015.

     During the second quarter of fiscal 2015, we paid South African tax of $18.8 million (ZAR 215.7 million) related to our 2015 tax year. We also paid taxes totaling $1.9 million in other tax jurisdictions, primarily South Korea. During the second quarter of fiscal 2014, we paid South African tax of $13.3 million (ZAR 137.8 million) related to our 2013 tax year and $0.2 million (ZAR 2.4 million) related to prior tax years. We also paid provisional Korean taxes of $0.5 million related to our tax year ended December 31, 2013.

     Taxes paid during the second quarter of fiscal 2015 and 2014 were as follows:

Table 11

		Three months ended December 31,
	2014	2013	2014	2013
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	18,775	13,292	215,677	137,773
Taxation paid related to prior years	-	228	3	2,360
Taxation refunds received	(243)	-	(2,700)	-
Total South African taxes paid	18,532	13,520	212,980	140,133
Foreign taxes paid: primarily Korea	1,861	509	20,645	5,193
Total tax paid	20,393	14,029	233,625	145,326

          First half of fiscal 2015

     Net cash provided by operating activities for the first half of fiscal 2015 was $54.1 million (ZAR 593.6 million) compared to cash utilized in operating activities of $28.9 million (ZAR 291.6 million) for the first half of fiscal 2014. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity during fiscal 2015.

     During the first half of fiscal 2014, we paid South African tax of $18.8 million (ZAR 215.7 million) related to our 2015 tax year and $2.4 million (ZAR 26.4 million) related to prior tax years. We also paid taxes totaling $4.6 million in other tax jurisdictions, primarily South Korea. During the first half of fiscal 2014, we paid South African tax of $13.3 million (ZAR 137.8 million) related to our 2014 tax year and $0.2 million (ZAR 2.4 million) related to prior tax years. We also paid provisional Korean taxes of $1.0 million related to our tax year ended December 31, 2013.

     Taxes paid during the first half of fiscal 2015 and 2014 were as follows:

Table 12

		Six months ended December 31,
	2014	2013	2014	2013
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	18,775	13,292	215,677	137,773
Taxation paid related to prior years	2,408	228	26,395	2,360
Taxation refunds received	(277)	-	(3,065)	-
Total South African taxes paid	20,906	13,520	239,007	140,133
Foreign taxes paid: primarily Korea	4,647	1,007	50,815	10,177
Total tax paid	25,553	14,527	289,822	150,310

     Cash flows from investing activities

          Second quarter of fiscal 2015

     Cash used in investing activities for the second quarter of fiscal 2015 includes capital expenditure of $9.1 million (ZAR 102.6 million), primarily for the acquisition of payment processing terminals in Korea.

     Cash used in investing activities for the second quarter of fiscal 2014 includes capital expenditure of $6.8 million (ZAR 69.5 million), primarily for the acquisition of payment processing terminals in Korea.

          First half of fiscal 2015

     Cash used in investing activities for the first half of fiscal 2015 includes capital expenditure of $18.5 million (ZAR 203.5 million), primarily for the acquisition of payment processing terminals in Korea. We also received approximately $1.9 million resulting from the sale of NUETS business.

     Cash used in investing activities for the first half of fiscal 2014 includes capital expenditure of $12.5 million (ZAR 125.6 million), primarily for the acquisition of payment processing terminals in Korea.

     Cash flows from financing activities

          Second quarter of fiscal 2015

     During the second quarter of fiscal 2015, we made a scheduled Korean debt repayment of $14.1 million utilizing available cash reserves. We also utilized approximately $1.1 million of our Korean borrowings to pay quarterly interest due.

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

          First half of fiscal 2015

     During the first half of fiscal 2015, we made a scheduled Korean debt repayment of $14.1 million, repurchased BVI’s remaining 1,837,432 shares of Net1 common stock for approximately $9.2 million and received $1.4 million from BVI for 12.5% of CPS’ issued and outstanding ordinary shares. We also utilized approximately $2.2 million of our Korean borrowings to pay quarterly interest due and received approximately $1.0 million from the exercise of stock options during the first quarter of fiscal 2015.

     We had no cash flows from financing activities for the first half of fiscal 2014, except as described above.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We expect capital spending for the third quarter of fiscal 2015 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea.

     Our historical capital expenditures for the second quarter of fiscal 2015 and 2014 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of December 31, 2014, of $0.3 million related mainly to computer equipment. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of December 31, 2014:

Table 13

	Payments due by Period, as of December 31, 2014 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	71,091	3,152	24,131	43,808	-
Operating lease obligations	8,753	4,165	4,205	383	-
Purchase obligations	10,788	10,788	-	-	-
Capital commitments	270	270	-	-	-
Other long-term obligations (B)(C)	20,831	-	-	-	20,831
Total	111,733	18,375	28,336	44,191	20,831

(A) – Includes $59.7 million of long-term debt and interest payable at the rate applicable on December 31, 2014, under our Korean debt facility.
(B) – Includes policy holder liabilities of $20.2 million related to our insurance business.
(C) – We have excluded cross-guarantees in the aggregate amount of $12.0 million issued as of December 31, 2014, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2014, as a result of changes in the Korean CD. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of December 31, 2014, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

Table 14

As of December 31, 2014
		Hypothetical		Estimated annual
		change in		expected interest
		Korean CD		charge after
		rate or South		hypothetical change in
	Annual	Africa		Korean CD rate or
	expected	overdraft		South African
	interest	facility rate,		overdraft facility rate,
	charge	as		as appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	3,128	1%		3,725
		(1%	)	2,531

      The following table summarizes our exchange-traded equity securities with equity price risk as of December 31, 2014. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2014, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned liquidity risk.

Table 15

As of December 31, 2014

Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	7,358	10%		8,094	0.16%
		(10%	)	6,622	(0.16%	)

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     United States securities litigation

     On January 16, 2015, we filed a motion to dismiss plaintiff’s amended complaint for failure to state a claim. Plaintiff has until March 6, 2015 to file an opposition to our motion. We continue to believe this lawsuit has no merit and are defending it vigorously.

     Application to Constitutional Court

     See disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the application we made to the Constitutional Court in connection with the new SASSA tender process.

Item 1A. Risk Factors

     See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below and in “Item 1A RISK FACTORS in Part II of our Form 10-Q for the quarter ended September 30, 2014, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

     As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA has initiated a new tender process for a five-year contract relating to the payment of social grants. SASSA issued an initial RFP on October 22, 2014, which required bidders to submit proposals by December 12, 2014. As discussed above in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New SASSA Tender Process,” we identified ambiguities and other deficiencies in the tender specifications and applied to the Court for an order setting aside the RFP and directing SASSA to issue a corrected RFP. Although the Court did not set aside the RFP, on December 5, 2014, it did order SASSA to extend the bid deadline to February 27, 2015 and to issue a draft amended RFP. Since that ruling, SASSA has issued amended RFPs on two separate occasions, and we have continued to object to the RFP, as amended, on the grounds that it remains vague and uncertain in several respects and that it does not comply with the Court’s rulings. SASSA and AllPay have asked the Court to dismiss our objections and to allow SASSA to proceed with the amended RFP.

     We cannot predict when or how the Court will rule on our application for withdrawal of the amended RFP, what the timing or ultimate outcome of the tender process will be, or if a new tender award will be made at all after the process is complete. We intend to participate in the new tender, which, as with prior SASSA tenders, will continue to consume a substantial amount of our management’s time and attention and impact their ability to focus on other matters, including other South African and international business development activities. We cannot assure you that the current tender process will result in our receiving a contract to continue to distribute social welfare grants nationally. If a new contract is awarded and we are not the winning bidder, we would lose the benefit of the remaining portion of our current contract. Even if we win the tender and do receive a new contract, we cannot predict the terms that such contract will contain. Any new contract we receive may contain pricing or other terms that would be less favorable to us than the terms of our current contract.

     In addition to the revenue generated by CPS from our SASSA contract we also earn revenue from a variety of innovative financial and other services, such as provision of UEPS-based loans and sale of prepaid airtime to customers, including, at their election, certain social welfare recipient cardholders. Although we believe that our offerings frequently represent the lowest-cost alternative for our customers for these types of services, if we were to lose our SASSA contract or if our SASSA contract were to limit the provision of these services, it might be less convenient for our cardholder customers to purchase these services from us and thus, we may have difficulty growing or even maintaining this aspect of our South African business, which would negatively affect our future operating performance.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2015.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director