Form 10-Q
period 2015-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2015-05-07
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[ ] Large accelerated filer	[X ] Accelerated filer

[ ] Non-accelerated filer	[ ] Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [X ]

As of May 5, 2015 (the latest practicable date), 46,607,153 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2015	2014
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$111,002	$58,672
Pre-funded social welfare grants receivable (Note 2)	2,853	4,809
Accounts receivable, net of allowances of – March: $2,347; June: $1,313	136,520	148,067
Finance loans receivable, net of allowances of – March: $4,707; June: $3,083	44,935	53,124
Inventory (Note 3)	12,095	10,785
Deferred income taxes	6,828	7,451
Total current assets before settlement assets	314,233	282,908
Settlement assets (Note 4)	651,615	725,987
Total current assets	965,848	1,008,895
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – March: $98,213; June: $91,422	48,395	47,797
EQUITY-ACCOUNTED INVESTMENTS	930	878
GOODWILL (Note 6)	169,433	186,576
INTANGIBLE ASSETS, net (Note 6)	51,665	68,514
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and Note 7)	35,781	38,285
TOTAL ASSETS	1,272,052	1,350,945
LIABILITIES
CURRENT LIABILITIES
Accounts payable	15,341	17,101
Other payables	41,087	42,257
Current portion of long-term borrowings (Note 9)	-	14,789
Income taxes payable	10,215	7,676
Total current liabilities before settlement obligations	66,643	81,823
Settlement obligations (Note 4)	651,615	725,987
Total current liabilities	718,258	807,810
DEFERRED INCOME TAXES	11,841	15,522
LONG-TERM BORROWINGS (Note 9)	60,027	62,388
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	20,250	23,477
TOTAL LIABILITIES	810,376	909,197
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - March: 46,607,153; June: 47,819,299	64	63
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: March: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	213,264	202,401
TREASURY SHARES, AT COST: March: 18,057,228; June: 15,883,212	(214,520)	(200,681)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(131,415)	(82,741)
RETAINED EARNINGS	593,954	522,729
TOTAL NET1 EQUITY	461,347	441,771
NON-CONTROLLING INTEREST	329	(23)
TOTAL EQUITY	461,676	441,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,272,052	$1,350,945

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$151,121	$138,126	$461,693	$398,903
EXPENSE
Cost of goods sold, IT processing, servicing and support	71,094	63,149	217,274	187,591
Selling, general and administration	38,001	40,586	118,122	121,916
Depreciation and amortization	10,060	10,442	30,391	30,245
OPERATING INCOME	31,966	23,949	95,906	59,151
INTEREST INCOME	4,211	3,438	11,888	9,993
INTEREST EXPENSE	941	1,734	3,360	5,712
INCOME BEFORE INCOME TAX EXPENSE	35,236	25,653	104,434	63,432
INCOME TAX EXPENSE (Note 16)	10,305	8,535	32,156	22,119
NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	24,931	17,118	72,278	41,313
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	65	52	233	202
NET INCOME	24,996	17,170	72,511	41,515
LESS (ADD) NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	638	(12)	1,690	(12)
NET INCOME ATTRIBUTABLE TO NET1	$24,358	$17,182	$70,821	$41,527
Net income per share, in United States dollars (Note 13)
Basic earnings attributable to Net1 shareholders	$0.52	$0.38	$1.51	$0.91
Diluted earnings attributable to Net1 shareholders	$0.52	$0.37	$1.51	$0.90

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net income	$24,996	$17,170	$72,511	$41,515

Other comprehensive income (loss)
Net unrealized gain on asset available for sale, net of tax	648	327	422	288
Movement in foreign currency translation reserve	(11,596)	(2,134)	(49,182)	2,838
Total other comprehensive (loss) income, net of taxes	(10,948)	(1,807)	(48,760)	3,126

Comprehensive income	14,048	15,363	23,751	44,641
(Less) Add comprehensive (income) loss attributable to non-controlling interest	(601)	12	(1,604)	12
Comprehensive income attributable to Net1	$13,447	$15,375	$22,147	$44,653

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the nine months ended March 31, 2015 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	loss	Equity	Interest	Total
Balance – July 1, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$(23)	$441,748
Repurchase of common stock (Note 10)			(1,837,432)	(9,151)	(1,837,432)				(9,151)		(9,151)
Restricted stock granted (Note 12)	213,237				213,237				-		-
Exercise of stock option (Note 12)	748,633	1	(336,584)	(4,688)	412,049	6,467			1,780		1,780
Stock-based compensation charge (Note 12)						2,682			2,682		2,682
Income tax benefit from vested stock awards						483			483		483
Transactions with non-controlling interest (Note 10)						1,231	404		1,635	(228)	1,407
Dividends paid to non-controlling interest									-	(1,024)	(1,024)
Net income							70,821		70,821	1,690	72,511
Other comprehensive loss (Note 11)								(48,674)	(48,674)	(86)	(48,760)
Balance – March 31, 2015	64,664,381	$64	(18,057,228)	$(214,520)	46,607,153	$213,264	$593,954	$(131,415)	$461,347	$329	$461,676

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$24,996	$17,170	$72,511	$41,515
Depreciation and amortization	10,060	10,442	30,391	30,245
Earnings from equity-accounted investments	(65)	(52)	(233)	(202)
Fair value adjustments	(449)	110	(270)	49
Interest payable	(23)	30	1,276	1,696
Profit on disposal of property, plant and equipment	(64)	(26)	(295)	(42)
Stock-based compensation charge	731	922	2,682	2,820
Facility fee amortized	36	79	170	657
Decrease (Increase) in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	3,379	(6,443)	5,534	(67,521)
(Increase) Decrease in inventory	(26)	2,821	(2,771)	979
Increase (Decrease) in accounts payable and other payables	4,735	2,656	(7,654)	(10,895)
Increase in taxes payable	7,465	8,069	4,113	9,431
Decrease in deferred taxes	(1,467)	(1,141)	(2,025)	(3,019)
Net cash provided by operating activities	49,308	34,637	103,429	5,713
Cash flows from investing activities
Capital expenditures	(6,307)	(4,848)	(24,822)	(17,309)
Proceeds from disposal of property, plant and equipment	163	123	777	2,124
Proceeds from sale of business (Note 14)	-	-	1,895	-
(Investment in equity in) Repayment of loan by equity-accounted investment	-	(25)	-	(25)
Other investing activities	-	571	(29)	570
Net change in settlement assets	(188,315)	(277,912)	10,283	(21,409)
Net cash used in investing activities	(194,459)	(282,091)	(11,896)	(36,049)
Cash flows from financing activities
Repayment of long-term borrowings (Note 9)	-	-	(14,128)	(87,008)
Long-term borrowings utilized	798	1,028	2,976	72,633
Acquisition of treasury stock (Note 10)	-	-	(9,151)	-
Sale of equity to non-controlling interest (Note 10)	-	-	1,407	-
Dividends paid to non-controlling interest	(1,024)	-	(1,024)	-
Proceeds from issue of common stock	791	88	1,780	88
Payment of facility fee	-	-	-	(872)
Proceeds from bank overdraft	-	-	-	24,580
Repayment of bank overdraft	-	(23,335)	-	(23,335)
Acquisition of interests in KSNET (Note 10)	-	-	-	(1,968)
Net change in settlement obligations	188,315	277,912	(10,283)	21,409
Net cash provided (used in) by financing activities	188,880	255,693	(28,423)	5,527
Effect of exchange rate changes on cash	(3,708)	274	(10,780)	2,019
Net increase (decrease) in cash and cash equivalents	40,021	8,513	52,330	(22,790)
Cash and cash equivalents – beginning of period	70,981	22,362	58,672	53,665
Cash and cash equivalents – end of period	$111,002	$30,875	$111,002	$30,875

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2015 and 2014
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2015 and 2014, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

     Recent accounting pronouncements not yet adopted as of March 31, 2015

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

     In February 2015, the FASB issued guidance regarding Amendments to the Consolidation Analysis. This guidance amends both the variable interest entity and voting interest entity consolidation models. The requirement to assess an entity under a different consolidation model may change previous consolidation conclusions. The guidance is effective for the Company beginning July 1, 2016. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2. Pre-funded social welfare grants receivable

     Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2015 payment service commenced on April 1, 2015, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of March 2015.

3. Inventory

     The Company’s inventory comprised the following categories as of March 31, 2015 and June 30, 2014.

	March 31,	June 30,
	2015	2014
Finished goods	$12,095	$10,785
	$12,095	$10,785

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

     Settlement obligations comprise (1) amounts that the Company is obligated to disburse to recipient cardholders of social welfare grants, and (2) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer.

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

5. Fair value of financial instruments (continued)

     Financial instruments (continued)

          Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”) (continued)

     The fair value of these securities as of March 31, 2015, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

     The Company’s outstanding foreign exchange contracts are as follows:

     As of March 31, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 706,205.00	ZAR 14.8645	ZAR 13.0822	April 20, 2015
EUR 512,865.00	ZAR 14.9455	ZAR 13.1517	May 20, 2015
EUR 526,263.00	ZAR 15.0345	ZAR 13.2305	June 22, 2015
EUR 526,263.00	ZAR 15.1145	ZAR 13.3002	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.3786	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.4595	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.5353	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.6178	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 13.7004	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 13.7827	January 20, 2016

     As of June 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 182,272.50	ZAR 15.2077	ZAR 14.5803	July 21, 2014
EUR 182,272.50	ZAR 15.3488	ZAR 14.5803	July 21, 2014
EUR 180,022.50	ZAR 15.4228	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.2819	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.3623	ZAR 14.7367	September 22, 2014
EUR 180,022.50	ZAR 15.5041	ZAR 14.7367	September 22, 2014
EUR 181,570.50	ZAR 15.5739	ZAR 14.8119	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.8119	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.9874	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.9874	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 15.0671	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 15.0671	January 20, 2015

5. Fair value of financial instruments (continued)

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,643	$-	$-	$1,643
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,608	7,608
Other	-	1,300	-	1,300
Total assets at fair value	$1,643	$1,300	$7,608	$10,551
Liabilities
Foreign exchange contracts	$-	$819	$-	$819
Total liabilities at fair value	$-	$819	$-	$819

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

     Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three and nine months ended March 31, 2015 and 2014, respectively. There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2015 and 2014, respectively.

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

6. Goodwill and intangible assets, net

     Goodwill

     Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2015:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2014	$186,576	$-	$186,576
Foreign currency adjustment (1)	(17,143)	-	(17,143)
Balance as of March 31, 2015	$169,433	$-	$169,433

     (1) – The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the US dollar on the carrying value.

     Goodwill has been allocated to the Company’s reportable segments as follows:

	As of	As of
	March 31,	June 30,
	2015	2014

South African transaction processing	$24,974	$28,517
International transaction processing	117,788	128,427
Financial inclusion and applied technologies	26,671	29,632
Total	$169,433	$186,576

     Intangible assets, net

          Carrying value and amortization of intangible assets

     Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2015 and June 30, 2014:

	As of March 31, 2015			As of June 30, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$89,797	$(43,972)	$45,825	$98,676	$(41,273)	$57,403
Software and unpatented technology	30,534	(27,585)	2,949	33,604	(26,207)	7,397
FTS patent	3,169	(3,169)	-	3,619	(3,619)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,205	(3,314)	2,891	6,890	(3,176)	3,714
Total finite-lived intangible assets	$134,211	$(82,546)	$51,665	$147,295	$(78,781)	$68,514

     Aggregate amortization expense on the finite-lived intangible assets for the three and nine months ended March 31, 2015, was approximately $3.6 million and $11.3 million, respectively (three and nine months ended March 31, 2014, was approximately $4.6 million and $12.5 million, respectively).

     Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates prevailing on March 31, 2015, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2015	$14,446
2016	10,800
2017	8,611
2018	8,612
2019	8,293
Thereafter	$11,507

7. Reinsurance assets and policy holder liabilities under insurance and investment contracts

     Reinsurance assets and policy holder liabilities under insurance contracts

     Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the nine months ended March 31, 2015:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2014	$21,062	$(21,478)
Foreign currency adjustment (3)	(2,617)	2,668
Balance as of March 31, 2015	$18,445	$(18,810)

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

Assets and policy holder liabilities under investment contracts

     Summarized below is the movement in assets and policy holder liabilities under investment contracts during the nine months ended March 31, 2015:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2014	$688	$(688)
Foreign currency adjustment (3)	(85)	85
Balance as of March 31, 2015	$603	$(603)

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

     South Africa

     As of March 31, 2015, and June 30, 2014, the Company had not utilized any of its ZAR 250.0 million ($20.7 million, translated at exchange rates applicable as of March 31, 2015) overdraft facility. As of March 31, 2015, the interest rate on the overdraft facility was 8.10%. At March 31, 2015, the Company had utilized approximately ZAR 137.2 million ($11.3 million, translated at exchange rates applicable as of March 31, 2015) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 17). As of June 30, 2014, the Company had utilized approximately ZAR 139.0 million ($13.1 million, translated at exchange rates applicable as of June 30, 2014) of its indirect and derivative facilities.

8. Short-term credit facility (continued)

      Korea

     The Company had not utilized any of its KRW 10 billion ($9.0 million, translated at exchange rates applicable as of March 31, 2015) overdraft facility as of March 31, 2015 and June 30, 2014. As of March 31, 2015, the interest rate on the overdraft facility was 3.80%. The facility expires in January 2016.

9. Long-term borrowings

     The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014. The current carrying value as of March 31, 2015, is $60.0 million. As of March 31, 2015, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on March 31, 2015, was 5.22%.

     Interest expense incurred during the three and nine months ended March 31, 2015 and 2014, was $0.8 million and $2.2 million; and $1.1 million and $3.7 million, respectively. Prepaid facility fees amortized during the three and nine months ended March 31, 2015 and 2014, was $0.04 million and $0.2 million; and $0.1 million and $0.7 million, respectively. Prepaid facility fees amortized during the nine months ended March 31, 2014, include the remaining prepaid facility fees related to the refinanced facility of approximately $0.4 million that were expensed.

     The next scheduled principal payment of $9.0 million (translated at exchange rates applicable as of March 31, 2015) will be made on April 29, 2016.

10. Capital structure

     The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2015 and 2014, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2015 and 2014, respectively:

	2015	2014

Number of shares, net of treasury:
Statement of changes in equity	46,607,153	45,783,342
Less: Non-vested equity shares that have not vested (Note 12)	(341,529)	(385,778)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	46,265,624	45,397,564

     Common stock repurchases and transaction with non-controlling interests

     The Company did not repurchase any of its shares during the three and nine months ended March 31, 2015 and 2014, under its share repurchase authorization. However, on August 27, 2014, the Company entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) the Company repurchased BVI’s remaining 1,837,432 shares of the Company’s common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd (“CPS”) representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

     Acquisition of KSNET non-controlling interests

     During the nine months ended March 31, 2014, the Company acquired all of the issued share capital of KSNET, Inc. that it did not previously own for approximately $2.0 million in cash. The transaction was accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the non-controlling interest was adjusted to reflect the change in ownership interest in KSNET. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $1.5 million, was recognized in equity attributable to Net1.

11. Accumulated other comprehensive loss

     The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2015:

	Nine months ended
	March 31, 2015
		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2014	$(83,359)	$618	$(82,741)
Movement in foreign currency translation reserve	(49,096)	-	(49,096)
Unrealized gain on asset available for sale, net of tax of $97	-	422	422
Balance as of March 31, 2015	$(132,455)	$1,040	$(131,415)

     There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and nine months ended March 31, 2015 or 2014, respectively.

12. Stock-based compensation

     Stock option and restricted stock activity

          Options

     The following table summarizes stock option activity for the nine months ended March 31, 2015 and 2014:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(748,633)	8.64		3,750
Outstanding – March 31, 2015	2,426,169	15.30	4.99	4,570

Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Exercised	(10,000)	8.75		12
Forfeited	(136,420)	23.51
Outstanding – March 31, 2014	2,727,059	14.12	5.63	2,290

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

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Options (continued)

     The table below presents the range of assumptions used to value options granted during the nine months ended March 31, 2015 and 2014:

	Nine months ended
	March 31,
	2015	2014
Expected volatility	60%	50%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	1.0%	0.9%

     There were no forfeitures during the three and nine months ended March 31, 2015. During the three and nine months ended March 31, 2014, terminated employees forfeited 136,420 stock options.

     The following table presents stock options vested and expecting to vest as of March 31, 2015:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – March 31, 2015	2,426,169	15.30	4.99	4,570

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of March 31, 2015:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Exercisable – March 31, 2015	1,668,163	17.71	3.24	1,775

     No stock options became exercisable during the three months ended March 31, 2015 and 2014, respectively. During the nine months ended March 31, 2015 and 2014, respectively, 330,967 and 358,333 stock options became exercisable. During the three months ended March 31, 2015, the Company received approximately $0.8 million from 60,000 stock options exercised. During the nine months ended March 31, 2015, the Company received approximately $1.8 million from 176,395 stock options exercised. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. During the three and nine months ended March 31, 2014, the Company received approximately $0.1 million from 10,000 stock options exercised. The Company issues new shares to satisfy stock option exercises.

12. Stock-based compensation (continued)

     Stock option and restricted stock activity (continued)

          Restricted stock

     The following table summarizes restricted stock activity for the nine months ended March 31, 2015 and 2014:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Granted – November 2014	71,530	229
Vested – August 2014	(74,152)	828
Vested – February 2015	(183,334)	2,400
Non-vested – March 31, 2015	341,529	1,759

Non-vested – June 30, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Vested – February 2014	(183,333)	1,742
Forfeitures – October 2013	(7,171)	84
Non-vested – March 31, 2014	385,778	3,534

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

     The fair value of restricted stock vesting during the three months ended March 31, 2015 and 2014, respectively, was $2.4 million and $1.7 million. The fair value of restricted stock vesting during the nine months ended March 31, 2015 and 2014, respectively, was $3.2 million and $1.9 million. The fair value of restricted stock is based on the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

12. Stock-based compensation (continued)

     Stock-based compensation charge and unrecognized compensation cost

     The Company has recorded a stock-based compensation charge of $0.7 million and $0.9 million, respectively, during the three months ended March 31, 2015 and 2014, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2015
Stock-based compensation charge	$731	$-	$731
Total – three months ended March 31, 2015	$731	$-	$731

Three months ended March 31, 2014
Stock-based compensation charge	$922	$-	$922
Total – three months ended March 31, 2014	$922	$-	$922

     The Company has recorded a stock-based compensation charge of $2.7 million and $2.8 million, respectively, during the nine months ended March 31, 2015 and 2014, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2015
Stock-based compensation charge	$2,682	$-	$2,682
Total – nine months ended March 31, 2015	$2,682	$-	$2,682

Nine months ended March 31, 2014
Stock-based compensation charge	$2,826	$-	$2,826
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – nine months ended March 31, 2014	$2,820	$-	$2,820

     The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

     As of March 31, 2015, the total unrecognized compensation cost related to stock options was approximately $2.1 million, which the Company expects to recognize over approximately three years. As of March 31, 2015, the total unrecognized compensation cost related to restricted stock awards was approximately $1.3 million, which the Company expects to recognize over approximately two years.

     As of March 31, 2015 and June 30, 2014, respectively, the Company has recorded a deferred tax asset of approximately $1.3 million and $1.6 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13. Earnings per share

     Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2015 and 2014, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

13. Earnings per share (continued)

     Diluted earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in February 2012, August 2013, August 2014 and November 2014 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014.

     The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands except percent		(in thousands except percent
	and		and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$24,358	$17,182	$70,821	$41,527
Undistributed earnings	24,358	17,182	70,821	41,527
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%	99%
Numerator for earnings per share: basic and diluted	$24,102	$16,944	$70,011	$40,917

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	46,071	45,142	46,235	45,070
Effect of dilutive securities:
Stock options	178	91	137	106
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	46,249	45,233	46,372	45,176

Earnings per share:
Basic	$0.52	$0.38	$1.51	$0.91
Diluted	$0.52	$0.37	$1.51	$0.90

(Calculation 1)
Basic weighted-average common shares outstanding (A)	46,071	45,142	46,235	45,070
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	46,561	45,776	46,770	45,742
Percent allocated to common shareholders (A) / (B)	99%	99%	99%	99%

     Options to purchase 1,798,853 shares of the Company’s common stock at prices ranging from $11.23 to $24.46 per share were outstanding during the three and nine months ended March 31, 2015, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of March 31, 2015.

14. Supplemental cash flow information

     The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2015 and 2014:

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Cash received from interest	$4,200	$3,422	$11,940	$9,886
Cash paid for interest	$915	$1,651	$3,328	$5,317
Cash paid for income taxes	$3,086	$1,570	$28,639	$16,097

     The sale of the Company’s NUETS business is described in Note 19 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2014. The Company received cash sale proceeds of $1.9 million related to this transaction in July 2014.

     As discussed in Note 12, during the nine months ended March 31, 2015, employees exercised stock options through the delivery 336,584 shares of the Company’s common stock at the closing price on September 9, 2014 or $13.93 under the terms of their option agreements. These shares are included in the Company’s total share count and amount reflected as treasury shares on the unaudited condensed consolidated balance sheet as of March 31, 2015 and unaudited condensed consolidated statement of changes in equity for the nine months ended March 31, 2015.

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

     The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended March 31, 2015 and 2014, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$57,999	$5,359	$52,640
International transaction processing	38,311	-	38,311
Financial inclusion and applied technologies	66,830	6,660	60,170
Total for the three months ended March 31, 2015	163,140	12,019	151,121

South African transaction processing	57,397	3,886	53,511
International transaction processing	35,245	-	35,245
Financial inclusion and applied technologies	56,226	6,856	49,370
Total for the three months ended March 31, 2014	$148,868	$10,742	$138,126

     The reconciliation of the reportable segments revenue to revenue from external customers for the nine months ended March 31, 2015 and 2014, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$176,678	$15,917	$160,761
International transaction processing	121,981	-	121,981
Financial inclusion and applied technologies	199,558	20,607	178,951
Total for the nine months ended March 31, 2015	$498,217	$36,524	$461,693

15. Operating segments (continued)

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$173,312	$6,866	$166,446
International transaction processing	110,524	-	110,524
Financial inclusion and applied technologies	143,502	21,569	121,933
Total for the nine months ended March 31, 2014	$427,338	$28,435	$398,903

     The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and nine months ended March 31, 2015 and 2014, respectively, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Reportable segments measure of profit or loss	$37,703	$30,238	$112,751	$80,590
Operating income: Corporate/Eliminations	(5,737)	(6,289)	(16,845)	(21,439)
Interest income	4,211	3,438	11,888	9,993
Interest expense	(941)	(1,734)	(3,360)	(5,712)
Income before income taxes	$35,236	$25,653	$104,434	$63,432

     The following tables summarize segment information which is prepared in accordance with GAAP for the three and nine months ended March 31, 2015 and 2014:

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues
South African transaction processing	$57,999	$57,397	$176,678	$173,312
International transaction processing	38,311	35,245	121,981	110,524
Financial inclusion and applied technologies	66,830	56,226	199,558	143,502
Total	163,140	148,868	498,217	427,338
Operating income (loss)
South African transaction processing	13,218	9,137	39,740	22,726
International transaction processing	6,579	4,642	19,671	15,305
Financial inclusion and applied technologies	17,906	16,459	53,340	42,559
Subtotal: Operating segments	37,703	30,238	112,751	80,590
Corporate/Eliminations	(5,737)	(6,289)	(16,845)	(21,439)
Total	31,966	23,949	95,906	59,151
Depreciation and amortization
South African transaction processing	1,726	1,653	5,271	5,475
International transaction processing	4,560	3,959	13,224	11,822
Financial inclusion and applied technologies	207	172	589	495
Subtotal: Operating segments	6,493	5,784	19,084	17,792
Corporate/Eliminations	3,567	4,658	11,307	12,453
Total	$10,060	$10,442	$30,391	$30,245

15. Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Expenditures for long-lived assets
South African transaction processing	$1,514	$303	$3,678	$2,903
International transaction processing	4,561	4,231	20,167	13,747
Financial inclusion and applied technologies	232	314	977	659
Subtotal: Operating segments	6,307	4,848	24,822	17,309
Corporate/Eliminations	-	-	-	-
Total	$6,307	$4,848	$24,822	$17,309

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

     For the three and nine months ended March 31, 2015, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and nine months ended March 31, 2015, was 29.2% and 30.8%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including consulting and legal fees and interest expense related to the Company’s long-term Korean borrowings).

     The Company’s effective tax rate for the three and nine months ended March 31, 2014, was 33.3% and 34.9%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

     Uncertain tax positions

     The Company increased its unrecognized tax benefits by $1.2 million during the three and nine months ended March 31, 2015. As of March 31, 2015, the Company had accrued interest related to uncertain tax positions of approximately $0.2 million on its balance sheet.

     The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

     As of March 31, 2015 and June 30, 2014, the Company has unrecognized tax benefits of $2.3 million and $1.2 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Austria, Botswana and in the US federal jurisdiction. As of March 31, 2015, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2010. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, results of operations or cash flows.

17. Commitments and contingencies

     Guarantees

     The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

     Nedbank has issued guarantees to these third parties amounting to ZAR 135.0 million ($11.2 million, translated at exchange rates applicable as of March 31, 2015) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 125.0 million ($10.3 million, translated at exchange rates applicable as of March 31, 2015). The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

     The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of March 31, 2015 and June 30, 2014. The maximum potential amount that the Company could pay under these guarantees is ZAR 135.0 million ($11.2 million, translated at exchange rates applicable as of March 31, 2015). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

     Contingencies

          Securities Litigation

     On March 6, 2015, the plaintiff filed an opposition to the Company’s motion to dismiss its complaint and the Company filed a reply brief on March 27, 2015.

     The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

     Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

     You should read this Form 10-Q and the documents that we reference herein and the documents we have filed as exhibits hereto and thereto and which we have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Recent Developments

     Update on SASSA tender process

     As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA initiated a new tender process for a five-year contract relating to the payment of social grants by issuing an initial Request for Proposal, or RFP, in October 2014. Following a detailed analysis of the tender specifications, we concluded that the tender specifications were not sufficiently clear regarding a number of critical points and failed to comply with the RFP requirements specified in the Court’s ruling and, in November 2014, we applied to the Court for an order setting aside the RFP and directing SASSA to issue a corrected RFP. Although the Court did not set aside the RFP, it did order SASSA to issue a draft amended RFP. SASSA issued amended RFPs on two separate occasions (in December 2014 and February 2015). We continued to object to deficiencies in the amended RFPs and made further applications to the Court setting forth our objections. In February 2015, SASSA applied to the Court for an extension of time to address our objections.

     In orders dated March 19 and 24, 2015, the Court ordered SASSA to effect further amendments to the RFP to address our objections. The Court ordered that, absent further objections (1) SASSA must circulate a further amended draft RFP by April 17, 2015; (2) all bids must be submitted by May 17, 2015 and (3) SASSA shall award the new tender by October 15, 2015. The Court’s April 2014 ruling does not require SASSA to award a new tender, though we expect that any decision not to make an award would be subject to judicial review and scrutiny. On April 17, 2015, SASSA issued and circulated an amended RFP to all prospective bidders. The amended RFP specifies that bidders must submit their proposals to SASSA on or before May 18, 2015 and also states that no part of the contents of the RFP may be used, copied, disclosed or conveyed in whole or in part to any party in any manner whatsoever other than for the purpose of the proposal.

     We are currently analyzing the RFP to determine whether it is in the best interest of the Company to participate in the tender process or to focus on our other financial services businesses without being a contractor to SASSA. We have not yet made a final determination but expect to do so by the tender deadline. In any event, we cannot predict what the timing or ultimate outcome of the tender process will be, or if a new tender award will be made at all after the process is complete.

     See Part II, Item 1A.—“Risk Factors,” for additional details.

     ATMs in South Africa

     We have deployed ATMs, which are both EMV-and UEPS-compliant, and provide biometric verification as well as proof of life functionality, in South Africa. We have been able to expand our customer base because our ATMs accept all EMV-compliant cards. We currently have approximately 400 operational ATMs and we are actively deploying more ATMs in high demand areas. We have placed these ATMs with our merchant partners and within our own branches, creating a new delivery channel that did not exist before. Although capital intensive, our ATM rollout has already begun to make a positive contribution to our reported results.

     ZAZOO

     We established ZAZOO to oversee the global expansion of our mobile payments and value-added services businesses, including the activities currently conducted through our N1MS business unit. ZAZOO’s management is focused on worldwide growth opportunities, especially in the UK, Europe, the USA, India and other developed and emerging markets. ZAZOO coordinates all research and development, operations and marketing activities associated with N1MS’ mobile businesses.

     ZAZOO entered into strategic collaborations with Uber, Microsoft and Cell C (one of South Africa’s largest mobile operators) during the third quarter of fiscal 2015 for our VCPay mobile application. VCPay is a mobile phone-based application that generates transaction specific virtual MasterCards that can be used for online purchases, or in brick-and-mortar retailers, that accept manual Card-Not-Present payments. Users can also send a virtual card to friends or family anywhere via email, SMS, MMS or WhatsApp, making it simpler than ever before to send money to third parties. VCPay is fully interoperable and does not require merchants to change the way in which payments are accepted online or via mobile applications, like Uber. We believe that VCPay bridges the electronic payment requirement gap for online or in-application payments by providing an immediate, safe and secure payment solution to anybody, regardless of their banking status.

     Under the collaboration with Uber in South Africa, people who do not own credit cards are now able to use VCPay to pay for the Uber service.

     Under the collaboration with Microsoft and Cell C, ZAZOO agreed to sponsor a R250 VCPay voucher to consumers who purchase the new Microsoft Lumia 535 on a Cell C contract. The new device became available on Cell C’s talk and data contracts beginning February 1, 2015, and the initial batch was packaged with the VCPay voucher for new owners to use in completing a purchase of their choice when using our VCPay service.

     World Food Program

     The Southern Africa Regional Office of the United Nations World Food Program, or the WFP, has awarded us a tender for 12 countries that are members of the Southern African Development Community. The contract is for the distribution of cash and food grants to hundreds of thousands of WFP beneficiaries in these territories.

     Our technology makes use of any infrastructure present in each territory, and allows for the biometric verification of all beneficiaries regardless of the infrastructure being utilized even when such infrastructure is not biometrically enabled. In these scenarios, we utilize our patented variable PIN technology in conjunction with fingerprint or voice verification methods using any mobile phone. We do not expect that this socially responsible initiative will necessarily translate into a meaningful financial contributor for us in the short term, but we strongly believe that the exposure and credibility associated with winning and operating a project of this nature and scale will create further opportunities for us to implement the same or similar solutions in other contexts. We are currently finalizing our deployment contract with the WFP office based in South Africa.

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

     Recent accounting pronouncements not yet adopted as of March 31, 2015

     Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2015, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

     Actual exchange rates

     The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2015	2014	2015	2014	2014
ZAR : $ average exchange rate	11.7422	10.8622	11.2377	10.3375	10.3798
Highest ZAR : $ rate during period	12.4792	11.2667	12.4792	11.2667	11.2579
Lowest ZAR : $ rate during period	11.3622	10.4848	10.5128	9.6324	9.6259
Rate at end of period	12.0907	10.5833	12.0907	10.5833	10.5887

KRW : $ average exchange rate	1,101	1,071	1,072	1,083	1,068
Highest KRW : $ rate during period	1,139	1,089	1,139	1,168	1,147
Lowest KRW : $ rate during period	1,077	1,053	1,009	1,052	1,014
Rate at end of period	1,106	1,071	1,106	1,071	1,014

ZAR: US $ Exchange Rates

KRW: US $ Exchange Rates

     Translation exchange rates for financial reporting purposes

     We are required to translate our results of operations from ZAR and KRW to US dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2015 and 2014, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2015	2014	2015	2014	2014
Income and expense items: $1 = ZAR	11.7218	10.8743	11.2251	10.3801	10.3966
Income and expense items: $1 = KRW	1,101	1,070	1,064	1,076	1,049

Balance sheet items: $1 = ZAR	12.0907	10.5833	12.0907	10.5833	10.5887
Balance sheet items: $1 = KRW	1,106	1,071	1,106	1,071	1,014

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

     Third quarter of fiscal 2015 compared to third quarter of fiscal 2014

     The following factors had a significant influence on our results of operations during the third quarter of fiscal 2015 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 8% against the ZAR during the third quarter of fiscal 2015, which negatively impacted our reported results;
  Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations and a refund of $1.7 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized;
  Increase in the number of SASSA grants paid: Our revenue and operating income have increased as a result of the higher number of SASSA UEPS/EMV cardholders paid during fiscal 2015 compared with 2014; and
  Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the third quarter of fiscal 2015, which has resulted in higher revenues and operating income from more sales of low-margin prepaid airtime and UEPS-based lending.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 3	(US GAAP)
	Three months ended March 31,
	2015	2014	$ %
	$ ’000	$ ’000	change
Revenue	151,121	138,126	9%
Cost of goods sold, IT processing, servicing and support	71,094	63,149	13%
Selling, general and administration	38,001	40,586	(6%	)
Depreciation and amortization	10,060	10,442	(4%	)
Operating income	31,966	23,949	33%
Interest income	4,211	3,438	22%
Interest expense	941	1,734	(46%	)
Income before income tax expense	35,236	25,653	37%
Income tax expense	10,305	8,535	21%
Net income before earnings from equity-accounted investments	24,931	17,118	46%
Earnings from equity-accounted investments	65	52	25%
Net income	24,996	17,170	46%
Less (Add) net income (loss) attributable to non-controlling interest	638	(12)	nm
Net income attributable to us	24,358	17,182	42%

	In South African Rand
Table 4	(US GAAP)
	Three months ended March 31,
	2015	2014
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,771,411	1,502,024	18%
Cost of goods sold, IT processing, servicing and support	833,350	686,701	21%
Selling, general and administration	445,440	441,345	1%
Depreciation and amortization	117,921	113,549	4%
Operating income	374,700	260,429	44%
Interest income	49,360	37,386	32%
Interest expense	11,030	18,856	(42%	)
Income before income tax expense	413,030	278,959	48%
Income tax expense	120,793	92,812	30%
Net income before earnings from equity-accounted investments	292,237	186,147	57%
Earnings from equity-accounted investments	762	565	35%
Net income	292,999	186,712	57%
Less (Add) net income (loss) attributable to non-controlling interest	7,479	(130)	nm
Net income attributable to us	285,520	186,842	53%

     The increase in revenue was primarily due to higher prepaid airtime sales, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, an increase in the number of UEPS-based loans, an increase in the number of SASSA UEPS/ EMV cardholders paid, a higher contribution from KSNET and more ad hoc terminal and card sales.

     The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries and more prepaid airtime sold.

     In ZAR, our selling, general and administration expense increased due to increases in goods and services purchased from third parties.

     Our operating income margin for third quarter of fiscal 2015 and 2014 was 21% and 17%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to higher transaction volumes in South Africa, including prepaid airtime sales, lending and SASSA grants paid.

     Depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea, which was partially offset by no Eason intangible asset amortization as these intangible assets were fully amortized at the end of June 2014.

     Interest on surplus cash increased to $4.2 million (ZAR 49.4 million) from $3.4 million (ZAR 37.4 million), due primarily to higher average daily ZAR cash balances.

     Interest expense decreased to $0.9 million (ZAR 11.0 million) from $1.7 million (ZAR 18.9 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

     Fiscal 2015 tax expense was $10.3 million (ZAR 120.8 million) compared to $8.5 million (ZAR 92.8 million) in fiscal 2014. Our effective tax rate for fiscal 2015, was 29.2% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees and the interest expense related to our long-term South Korean borrowings). Our effective tax rate for fiscal 2014, was 33.3% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5	In United States Dollars (US GAAP)
	Three months ended March 31,
	2015	% of		2014	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	57,999	38%		57,397	42%		1%
International transaction processing	38,311	25%		35,245	26%		9%
Financial inclusion and applied technologies	66,830	44%		56,226	41%		19%
Subtotal: Operating segments	163,140	107%		148,868	109%		10%
Intersegment eliminations	(12,019)	(7%	)	(10,742)	(9%	)	12%
Consolidated revenue	151,121	100%		138,126	100%		9%
Operating income (loss):
South African transaction processing	13,218	41%		9,137	38%		45%
International transaction processing	6,579	21%		4,642	19%		42%
Financial inclusion and applied technologies	17,906	56%		16,459	69%		9%
Subtotal: Operating segments	37,703	118%		30,238	126%		25%
Corporate/Eliminations	(5,737)	(18%	)	(6,289)	(26%	)	(9%	)
Consolidated operating income	31,966	100%		23,949	100%		33%

Table 6	In South African Rand (US GAAP)
	Three months ended March 31,
	2015			2014
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	679,853	38%		624,153	42%		9%
International transaction processing	449,074	25%		383,265	26%		17%
Financial inclusion and applied technologies	783,368	44%		611,418	41%		28%
Subtotal: Operating segments	1,912,295	107%		1,618,836	109%		18%
Intersegment eliminations	(140,884)	(7%	)	(116,812)	(9%	)	21%
Consolidated revenue	1,771,411	100%		1,502,024	100%		18%
Operating income (loss):
South African transaction processing	154,939	41%		99,359	38%		56%
International transaction processing	77,118	21%		50,478	19%		53%
Financial inclusion and applied technologies	209,891	56%		178,980	69%		17%
Subtotal: Operating segments	441,948	118%		328,817	126%		34%
Corporate/Eliminations	(67,248)	(18%	)	(68,388)	(26%	)	(2%	)
Consolidated operating income	374,700	100%		260,429	100%		44%

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

     Our operating income margin for the third quarter of fiscal 2015 and 2014 was 23% and 16%, respectively, and has increased primarily due to more higher-margin inter-segment transaction processing activities, the elimination of MediKredit losses and an increase in the number of beneficiaries paid in fiscal 2015.

          International transaction-based activities

     Revenue increased primarily due to higher transaction volume at KSNET during the third quarter of fiscal 2015. Operating income during the year to date fiscal 2015 was higher due to increase in revenue contribution from KSNET, but partially offset by Zazoo start-up costs in the UK and India. Operating income and margin for the third quarter of fiscal 2015, was also positively impacted by a refund of approximately $1.7 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized. Operating income margin for the third quarter of fiscal 2015 and 2014 was 17% and 13%, respectively, and was higher in fiscal 2015 primarily due to the refund referred to above.

          Financial inclusion and applied technologies

     Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans as we rolled out our product nationally, more ad hoc terminal and card sales and, in ZAR, an increase in intersegment revenues. Smart Life did not contribute to operating income in fiscal 2015 and 2014 due to the FSB suspension of its license.

     The South African National Credit Act, or NCA, made certain industry-wide amendments, which became effective March 13, 2015. These amendments were introduced primarily to address over-indebtedness of South African consumers and now require lenders to perform a stricter affordability assessment. We expect that compliance with the amended legislation will have a modest impact on our UEPS-based lending businesses in the fourth quarter of fiscal 2015.

     Operating income margin for the Financial inclusion and applied technologies segment was 27% and 29%, respectively, during of the third quarter of fiscal 2015 and 2014, and has decreased primarily due to the sale of more low-margin prepaid airtime and the sale of competitively-priced financial inclusion products to address the needs of the broader market.

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

     Year to date fiscal 2015 compared to year to date fiscal 2014

     The following factors had a significant influence on our results of operations during the year to date fiscal 2015 as compared with the same period in the prior year:

  Unfavorable impact from the strengthening of the US dollar against the ZAR: The US dollar appreciated by 8% against the ZAR during the year to date fiscal 2015, which negatively impacted our reported results;
  Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations;
  Increase in the number of SASSA grants paid: Our revenue and operating income have increased as a result of the higher number of SASSA UEPS/EMV cardholders paid during fiscal 2015 compared with 2014; and
  Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the year to date fiscal 2015, which has resulted in higher revenues and operating income from more sales of low-margin prepaid airtime and UEPS-based lending.

     Consolidated overall results of operations

     This discussion is based on the amounts which were prepared in accordance with US GAAP.

     The following tables show the changes in the items comprising our statements of operations, both in US dollars and in ZAR:

	In United States Dollars
Table 7	(US GAAP)
	Nine months ended March 31,
	2015	2014	$ %
	$ ’000	$ ’000	change
Revenue	461,693	398,903	16%
Cost of goods sold, IT processing, servicing and support	217,274	187,591	16%
Selling, general and administration	118,122	121,916	(3%	)
Depreciation and amortization	30,391	30,245	0%
Operating income	95,906	59,151	62%
Interest income	11,888	9,993	19%
Interest expense	3,360	5,712	(41%	)
Income before income tax expense	104,434	63,432	65%
Income tax expense	32,156	22,119	45%
Net income before earnings from equity-accounted investments	72,278	41,313	75%
Earnings from equity-accounted investments	233	202	15%
Net income	72,511	41,515	75%
Less (add) net income (loss) attributable to non-controlling interest	1,690	(12)	nm
Net income attributable to us	70,821	41,527	71%

	In South African Rand
Table 8	(US GAAP)
	Nine months ended March 31,
	2015	2014
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	5,182,550	4,140,654	25%
Cost of goods sold, IT processing, servicing and support	2,438,922	1,947,214	25%
Selling, general and administration	1,325,932	1,265,501	5%
Depreciation and amortization	341,142	313,947	9%
Operating income	1,076,554	613,992	75%
Interest income	133,444	103,728	29%
Interest expense	37,716	59,291	(36%	)
Income before income tax expense	1,172,282	658,429	78%
Income tax expense	360,954	229,597	57%
Net income before earnings from equity-accounted investments	811,328	428,832	89%
Earnings from equity-accounted investments	2,615	2,097	25%
Net income	813,943	430,929	89%
Less (add) net income (loss) attributable to non-controlling interest	18,970	(125)	nm
Net income attributable to us	794,973	431,054	84%

     The increase in revenue was primarily due to higher prepaid airtime sales, more low-margin transaction fees generated from beneficiaries using the South African National Payment System, an increase in the number of UEPS-based loans, an increase in the number of SASSA UEPS/ EMV cardholders paid, a higher contribution from KSNET and more ad hoc terminal and card sales.

     The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries and more prepaid airtime sold.

     In ZAR, our selling, general and administration expense increased due to increases in goods and services purchased from third parties.

     Our operating income margin for year to date fiscal 2015 and 2014 was 21% and 15%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to higher transaction volumes in South Africa, including prepaid airtime sales, lending and SASSA grants paid.

     Depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea, which was partially offset by no Eason intangible asset amortization as these intangible assets were fully amortized at the end of June 2014.

     Interest on surplus cash increased to $11.9 million (ZAR 133.4 million) from $10.0 million (ZAR 103.7 million), due primarily to higher average daily ZAR cash balances.

     Interest expense decreased to $3.4 million (ZAR 37.7 million) from $5.7 million (ZAR 59.3 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

     Fiscal 2015 tax expense was $32.2 million (ZAR 361.0 million) compared to $22.1 million (ZAR 230.0 million) in fiscal 2014. Our effective tax rate for fiscal 2015, was 30.8% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees and the interest expense related to our long-term South Korean borrowings). Our effective tax rate for fiscal 2014, was 34.9% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

     Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9	In United States Dollars (US GAAP)
	Nine months ended March 31,
	2015	% of		2014	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	176,678	38%		173,312	43%		2%
International transaction processing	121,981	26%		110,524	28%		10%
Financial inclusion and applied technologies	199,558	43%		143,502	36%		39%
Subtotal: Operating segments	498,217	107%		427,338	107%		17%
Intersegment eliminations	(36,524)	(7%	)	(28,435)	(7%	)	28%
Consolidated revenue	461,693	100%		398,903	100%		16%
Operating income (loss):
South African transaction processing	39,740	41%		22,726	38%		75%
International transaction processing	19,671	21%		15,305	26%		29%
Financial inclusion and applied technologies	53,340	56%		42,559	72%		25%
Subtotal: Operating segments	112,751	118%		80,590	136%		40%
Corporate/Eliminations	(16,845)	(18%	)	(21,439)	(36%	)	(21%	)
Consolidated operating income	95,906	100%		59,151	100%		62%

Table 10	In South African Rand (US GAAP)
	Nine months ended March 31,
	2015			2014
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	1,983,228	38%		1,798,996	43%		10%
International transaction processing	1,369,249	26%		1,147,251	28%		19%
Financial inclusion and applied technologies	2,240,059	43%		1,489,565	36%		50%
Subtotal: Operating segments	5,592,536	107%		4,435,812	107%		26%
Intersegment eliminations	(409,986)	(7%	)	(295,158)	(7%	)	39%
Consolidated revenue	5,182,550	100%		4,140,654	100%		25%
Operating income (loss):
South African transaction processing	446,085	41%		235,898	38%		89%
International transaction processing	220,809	21%		158,867	26%		39%
Financial inclusion and applied technologies	598,747	56%		441,766	72%		36%
Subtotal: Operating segments	1,265,641	118%		836,531	136%		51%
Corporate/Eliminations	(189,087)	(18%	)	(222,539)	(36%	)	(15%	)
Consolidated operating income	1,076,554	100%		613,992	100%		75%

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

     Our operating income margin for the year to date fiscal 2015 and 2014 was 22% and 13%, respectively, and has increased primarily due to more higher-margin inter-segment transaction processing activities, the elimination of MediKredit losses and an increase in the number of beneficiaries paid in fiscal 2015.

          International transaction-based activities

     Revenue and operating income increased primarily due to higher transaction volume at KSNET during the year to date fiscal 2015. Operating income margin for the year to date fiscal 2015 and 2014, was 16% and 14%, respectively.

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

Liquidity and Capital Resources

     At March 31, 2015, our cash balances were $111.0 million, which comprised mainly ZAR-denominated balances of ZAR 1.2 billion ($103.6 million), KRW-denominated balances of KRW 1.6 billion ($1.5 million) and US dollar-denominated balances of $4.3 million and other currency deposits, primarily Botswana Pula, of $1.7 million. The increase in our cash balances from June 30, 2014, was primarily due to the expansion of all of our core businesses, and to a lesser extent, to the cash conservation resulting from the sale of loss-incurring businesses, offset by provisional tax payments and the scheduled Korean debt repayment in October 2014.

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

     We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($33.1 million). The short-term facility comprises an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of March 31, 2015, we have used none of the overdraft and ZAR 137.2 million ($11.3 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014, for additional information related to our short-term facilities.

     As of March 31, 2015, we had outstanding long-term debt of KRW 66.4 billion (approximately $60.0 million translated at exchange rates applicable as of March 31, 2015) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (2.12% as of March 31, 2015) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. We repaid the KRW 15 billion other term loan facility in full in October 2014 in accordance with the repayment schedule. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 9 to our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2015, for additional information related to our long-term borrowings.

     Cash flows from operating activities

          Third quarter of fiscal 2015 and 2014

     Net cash provided by operating activities for the third quarter of fiscal 2015 was $49.3 million (ZAR 578.0 million) compared to cash provided by operating activities of $34.6 million (ZAR 376.2 million) for the third quarter of fiscal 2014. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity during fiscal 2015.

     We paid taxes totaling $0.1 million (ZAR 1.6 million) in South Africa during the third quarter of fiscal 2015. We also paid taxes totaling $3.0 million in other tax jurisdictions, primarily South Korea. We paid no taxes in South Africa during the third quarter of fiscal 2014. We paid provisional Korean taxes of $1.6 million related to our tax year ended December 31, 2013.

     Taxes paid during the third quarter of fiscal 2015 and 2014 were as follows:

Table 11	Three months ended March 31,
	2015	2014	2015	2014
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	135	-	1,564	-
Taxation refunds received	(40)	(36)	(468)	(400)
Total South African taxes paid	95	(36)	1,096	(400)
Foreign taxes paid: primarily Korea	2,991	1,606	36,042	17,330
Total tax paid	3,086	1,570	37,138	16,930

     We expect to pay our second provisional payments in South Africa related to our 2015 tax year in the fourth quarter of fiscal 2015.

          Year to date fiscal 2015 and 2014

     Net cash provided by operating activities for the year to date fiscal 2015 was $103.4 million (ZAR 1.2 billion) compared to cash provided by operating activities of $5.7 million (ZAR 59.1 million) for the year to date fiscal 2014. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity during fiscal 2015.

     During the year to date fiscal 2015, we paid South African tax of $18.9 million (ZAR 217.2 million) related to our 2015 tax year and $2.4 million (ZAR 26.4 million) related to prior tax years. We also paid taxes totaling $7.6 million in other tax jurisdictions, primarily South Korea. During the year to date fiscal 2014, we paid South African tax of $13.3 million (ZAR 137.8 million) related to our 2014 tax year and $0.2 million (ZAR 2.4 million) related to prior tax years. We also paid provisional Korean taxes of $2.6 million related to our tax year ended December 31, 2013.

     Taxes paid during the year to date fiscal 2015 and 2014 were as follows:

Table 12	Nine months ended March 31,
	2015	2014	2015	2014
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	18,910	13,292	217,241	137,773
Taxation paid related to prior years	2,408	228	26,395	2,360
Taxation refunds received	(317)	(36)	(3,533)	(400)
Total South African taxes paid	21,001	13,484	240,103	139,733
Foreign taxes paid: primarily Korea	7,638	2,613	86,857	27,507
Total tax paid	28,639	16,097	326,960	167,240

     Cash flows from investing activities

          Third quarter of fiscal 2015and 2014

     Cash used in investing activities for the third quarter of fiscal 2015 includes capital expenditure of $6.3 million (ZAR 74.1 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

     Cash used in investing activities for the third quarter of fiscal 2014 includes capital expenditure of $4.8 million (ZAR 52.7 million), primarily for the acquisition of payment processing terminals in Korea.

          Year to date fiscal 2015 and 2014

     Cash used in investing activities for the year to date fiscal 2015 includes capital expenditure of $24.8 million (ZAR 278.9 million), primarily for the acquisition of payment processing terminals in Korea. We also received approximately $1.9 million resulting from the sale of NUETS business.

     Cash used in investing activities for the year to date fiscal 2014 includes capital expenditure of $17.3 million (ZAR 178.9 million), primarily for the acquisition of payment processing terminals in Korea.

     Cash flows from financing activities

          Third quarter of fiscal 2015 and 2014

     During the third quarter of fiscal 2015, we utilized approximately $0.8 million of our Korean borrowings to pay quarterly interest due and received approximately $0.8 million from the exercise of stock options. We also paid a dividend of $1.0 million to certain of our non-controlling interests.

     During the third quarter of fiscal 2014, we utilized approximately $1.0 million of our Korean borrowings to pay quarterly interest due and received approximately $0.1 million from the exercise of stock options.

          Year to date fiscal 2015 and 2014

     During the year to date fiscal 2015, we made a scheduled Korean debt repayment of $14.1 million, repurchased BVI’s remaining 1,837,432 shares of Net1 common stock for approximately $9.2 million, received $1.4 million from BVI for 12.5% of CPS’ issued and outstanding ordinary shares and paid a dividend of $1.0 million to certain of our non-controlling interests. We also utilized approximately $3.0 million of our Korean borrowings to pay quarterly interest due and received approximately $1.8 million from the exercise of stock options during the first quarter of fiscal 2015.

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

     We paid approximately $2.0 million for all of the shares of KSNET we did not already own during the second quarter of fiscal 2014. We also utilized our South African short-term facility to fund our working capital requirements.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Capital Expenditures

     We expect capital spending for the fourth quarter of fiscal 2015 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea.

     Our historical capital expenditures for the third quarter of fiscal 2015 and 2014 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of March 31, 2015, of $0.4 million related mainly to computer equipment. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

     The following table sets forth our contractual obligations as of March 31, 2015:

Table 13	Payments due by Period, as of March 31, 2015 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	68,869	3,656	23,007	42,206	-
Operating lease obligations	7,915	3,941	3,451	523	-
Purchase obligations	7,011	7,011	-	-	-
Capital commitments	403	403	-	-	-
Other long-term obligations (B)(C)	20,250	-	-	-	20,250
Total	104,448	15,011	26,458	42,729	20,250

(A)	– Includes $60.0 million of long-term debt and interest payable at the rate applicable on March 31, 2015, under our Korean debt facility.
(B)	– Includes policy holder liabilities of $19.4 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $12.0 million issued as of March 31, 2015, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

     The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2015, as a result of changes in the Korean CD. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of March 31, 2015, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2015
Table 14		Hypothetical		Estimated annual
		change in		expected interest
		Korean CD		charge after
		rate or South		hypothetical change in
	Annual	Africa		Korean CD rate or
	expected	overdraft		South African
	interest	facility rate,		overdraft facility rate,
	charge	as		as appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	3,133	1%		3,734
		(1%	)	2,533

      The following table summarizes our exchange-traded equity securities with equity price risk as of March 31, 2015. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2015, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2015
Table 15
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	7,608	10%		8,369	0.16%
		(10%	)	6,847	(0.16%	)

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     Constitutional Court Proceedings Relating to SASSA Tender Process

     See disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Update on SASSA tender process” for an update regarding the proceedings in the Constitutional Court in connection with the new SASSA tender process.

     Challenge to Payment by SASSA of Additional Implementation Costs

     On April 2, 2015, Corruption Watch, a South African non-profit civil society organization, filed a Notice of Motion with the High Court of South Africa, notifying the Court that it intends to apply for an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve the payment to us of ZAR317 million (approximately approximately ZAR 277 million, excluding VAT). Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We have been named as a respondent in the Notice of Motion. On April 17, 2015 we filed a Notice of Intention to Oppose with the Court.

     As we previously disclosed, in June 2014, we received approximately ZAR 277 million, excluding VAT, from SASSA, related to the recovery of additional implementation costs we incurred during the beneficiary re-registration process in fiscal 2012 and 2013. After we signed our SASSA contract, SASSA requested that we biometrically register all social grant beneficiaries (including child grant beneficiaries), in addition to the grant recipients who were issued with the SASSA-branded UEPS/EMV smart cards. We agreed to SASSA’s request, and as a result, we performed approximately 11 million additional registrations beyond those that we were contractually required to perform in consideration for our monthly service fee. Accordingly, we claimed a cost recovery from SASSA, supported by a factual findings certificate from an independent auditing firm. SASSA agreed to pay us the ZAR 277 million as full settlement of the additional costs we incurred.

     We believe that Corruption Watch’s claim is without merit and we intend to defend it vigorously. However, we cannot predict how the Court will rule on the matter.

     United States securities litigation

     On March 6, 2015, plaintiff filed an opposition to our motion to dismiss its complaint and we filed a reply brief on March 27, 2015. We continue to believe this lawsuit has no merit and are defending it vigorously.

Item 1A. Risk Factors

     See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below and in “Item 1A RISK FACTORS in Part II of our Form 10-Q for the quarters ended September 30 and December 31, 2014, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

     We currently derive a substantial portion of our revenues from our SASSA contract for the payment of social grants and from the provision of financial and other services to our cardholder base. SASSA has initiated a new tender process. We have not yet determined whether we will participate in the process. If either we do not participate or we participate but do not win any new contract that may be awarded, we would need to replace the lost revenue from other sources or our business would suffer significantly. If we do participate and win a new contract, the terms might be substantially inferior to our current contract.

     As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA initiated a new tender process for a five-year contract relating to the payment of social grants by issuing an initial RFP in October 2014. Following a detailed analysis of the tender specifications, we concluded that the tender specifications were not sufficiently clear regarding a number of critical points and failed to comply with the RFP requirements specified in the Court’s ruling and, in November 2014, we applied to the Court for an order setting aside the RFP and directing SASSA to issue a corrected RFP. Although the Court did not set aside the RFP, it did order SASSA to issue a draft amended RFP. SASSA issued amended RFPs on two separate occasions (in December 2014 and February 2015). We continued to object to deficiencies in the amended RFPs and made further applications to the Court setting forth our objections. In February 2015, SASSA applied to the Court for an extension of time to address our objections.

     In orders dated March 19 and 24, 2015, the Court ordered SASSA to effect further amendments to the RFP to address our objections. The Court ordered that, absent further objections (1) SASSA must circulate a further amended draft RFP by April 17, 2015; (2) all bids must be submitted by May 17, 2015 and (3) SASSA shall award the new tender by October 15, 2015. The Court’s April 2014 ruling does not require SASSA to award a new tender, though we expect that any decision not to make an award would be subject to judicial review and scrutiny. On April 17, 2015, SASSA issued and circulated an amended RFP to all prospective bidders. The amended RFP specifies that bidders must submit their proposals to SASSA on or before May 18, 2015.

     We are currently analyzing the RFP to determine whether it is in the best interest of the Company to participate in the tender process or to focus on our other financial services businesses without being a contractor to SASSA. We have not yet made a final determination but expect to do so by the tender deadline. In any event, we cannot predict what the timing or ultimate outcome of the tender process will be, or if a new tender award will be made at all after the process is complete. If we choose not to participate in the new tender, then our current contract may be canceled in the event that SASSA awards a new contract to a third party, in which case we would lose the revenues we currently receive from our SASSA contract. In that event, we would need to replace the lost revenue with alternate sources of revenues.

     As with prior SASSA tenders, any participation in the new tender, unless it is concluded promptly, will consume a substantial amount of our management’s time and attention and impact their ability to focus on other matters, including other South African and international business development activities. If we do participate in the tender process, we cannot assure you we will win a contract to continue to distribute social welfare grants nationally. If a new contract is awarded and we are not the winning bidder, we would lose the benefit of the remaining portion of our current contract. Even if we win the tender and do receive a new contract, we cannot predict the terms that such contract will contain. Any new contract we receive will likely contain pricing or other terms that would be less favorable to us than the terms of our current contract.

     The Court's November 29, 2013 judgment also stated that CPS is deemed to be an “organ of state” for the purpose of the contract concluded pursuant to the previous tender process. The Court stated that, in this regard, CPS has “constitutional obligations” that go beyond its contractual obligations. It is not clear what these obligations may entail in respect of the current and any potential future government contract in South Africa. We cannot predict what the financial implications may be if we are required to continue with the provision of our services without a valid contract, or during any transitional period required for the orderly transfer of our current services to the successful bidder.

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

     We are, and in the future may be, subject to litigation in which private parties may seek to recover, on behalf of SASSA, amounts paid to us under our SASSA contract. If such litigation were to be successful and require us to repay substantial monies to SASSA, such repayment would adversely affect our results of operations, financial position and cash flows.

     On April 2, 2015, Corruption Watch, a South African non-profit civil society organization, filed a Notice of Motion with the High Court of South Africa, notifying the Court that it intends to apply for an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve the payment to us of ZAR317 million. Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We have been named as a respondent in the Notice of Motion. On April 17, 2015 we filed a Notice of Intention to Oppose with the Court.

     As discussed in “Item 1—Legal Proceedings,” the payments being challenged by Corruption Watch represent amounts paid to us by SASSA for the costs we incurred in performing additional beneficiary registrations beyond those that we were contractually required to perform under our SASSA contract. These amounts were paid in full settlement of the claim we submitted to SASSA for these additional costs. We believe that Corruption Watch’s claim is without merit and we intend to defend it vigorously. However, we cannot predict how the Court will rule on the matter.

     In addition, the April 2014 Constitutional Court ruling ordering SASSA to re-run the tender process requires us to file with the Court, after completion of our SASSA contract, an audited statement of our expenses, income and net profit under the contract. It is conceivable that one or more third parties may in the future institute litigation challenging our right to retain a portion of the amounts we will have received from SASSA under our contract. We cannot predict whether any such litigation will be instituted, or if it is, whether it would be successful.

     Any successful challenge to our right to receive and retain payments from SASSA that requires substantial repayments would adversely affect our results of operations, financial position and cash flows.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2015.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director