Form 10-K
period 2015-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2015-08-20
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ]	Large accelerated filer	[X]	Accelerated filer
[ ]	Non-accelerated filer	[ ]	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $270,658,800. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 18, 2015, 46,679,565 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Year Ended June 30, 2015

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2016 fiscal year, which runs from July 1, 2015 to June 30, 2016.

ITEM 1. BUSINESS

Overview

We are a leading provider of payment solutions and transaction processing services across multiple industries and in a number of emerging economies.

We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our universal electronic payment system, or UEPS, and UEPS/EMV derivative discussed below, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has been certified by the EuroPay, MasterCard and Visa global standard, or EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or automated teller machine, ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, international money transfers, voting and identification.

We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony, integrated circuit card (chip/smart card) technologies, and the design and provision of financial and value-added services to our cardholder base.

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

Our ZAZOO business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as Mobile Virtual Card, or MVC, Chip and GSM licensing and Virtual Top Up, or VTU, and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Malawi, Cameroon, the Philippines, India and Colombia.

All references to “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, and all references to “Net1” are to Net 1 UEPS Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

Services for the under-banked: According to the World Bank, three quarters of the world’s poor, living on less than $2 a day, have no bank account. As a result, 2.5 billion adults around the world, or 50% of the world’s adult population, do not have bank accounts or access to financial services. This situation arises when banking fees are either too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, in cash.

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

Our target under-banked customer base in most emerging economies, and particularly in South Africa, has limited access to formal financial services and therefore relies heavily on the unregulated informal sector for such services. By leveraging our smart card and mobile technologies, we are able to offer affordable, secure and reliable financial services such as transacting accounts, loans and insurance products to these consumers and alleviate some of the challenges they face in dealing with the informal sector.

With over 30 million cards issued in more than ten developing countries around the world, our track record and scale uniquely positions us to continue further geographical penetration of our technology in additional emerging countries.

Online transaction processing services: The continued global growth of retail credit and debit card transactions is reflected in the March 2015 Nilson Report, according to which worldwide annual general purpose card purchase dollar volume increased 16.5% to $23.8 trillion in 2014, while transaction volume increased by 13.2% to 230 billion transactions and cards issued increased by 12.9% to 9.5 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, UnionPay and American Express. In South Africa, we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and prepaid utility purchases that we offer as a complete solution to merchants and retailers. In South Korea, through KSNET, we are one of the top three VAN processors, and we provide card processing, banking value-added services and payment gateway functionality to more than 225,000 retailers. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

Mobile payments: The rapid growth of online commerce and the emergence of mobile devices as the preferred access channel for transacting online has created a global opportunity for the provision of secure payment services to online retailers and service providers. Our ZAZOO business unit is focused on providing secure payment solutions for all card-not-present transactions through the application of our MVC and other proprietary solutions.

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

Mobile phones are therefore increasingly viewed as a channel through which this underserved population can gain access to formal financial and other services. Today, most mobile payment solutions offered by various participants in the industry largely provide access to information and basic services, such as allowing consumers to check account balances or transfer funds between existing accounts with the financial institution, but they offer limited functionality and ability to use the mobile device as an actual payments and banking instrument. Our UEPS and MVC solutions are enabled to run on the SIM cards in or as applications on mobile phones and provide our users with secure payment and banking functionality.

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

Our UEPS technology includes functionality that allows the following:

•	Transparent and automatic recovery of transactions;
•	Transaction cancellation;
•	Refunds;
•	Multiple audit trails;
•	Offline loading and spending;
•	Biometric identification;
•	Continuous debit;
•	Multiple wallets;
•	“Morphing” of other common payment systems, such as EMV;
•	Automatic credit;
•	Automatic debit;
•	Interest calculations; and
•	“Milking” / batching of large transaction volumes in an off-line environment.

Our UEPS technology incorporates the software, smart cards, payment terminals, back-end processing infrastructure, biometric systems and transaction security to provide a complete payment and transaction processing solution.

Within industry verticals, our UEPS technology is applied to electronic commerce transactions in the fields of social security, wage distribution, banking, medical and patient management, money transfers, voting and identification systems. Market sectors include government and non-government organizations, or NGOs, healthcare, telecoms, financial institutions, retailers, petroleum distributors and utilities.

Our latest version of the UEPS technology is interoperable with the global EMV standard, allowing the cards to be used wherever EMV cards are accepted, while also providing all the additional functionality offered by UEPS. This UEPS/EMV functionality is especially relevant in areas where there is an established payment system and provides flexibility to our customers to be serviced at any POS, including point of sale devices and ATMs. Our UEPS/EMV solution therefore expands our addressable market to include developed economies with established payment networks. The UEPS/EMV technology removes the hurdle, often perceived in developed economies, of operating a proprietary or “closed-loop” system by providing a truly inter-operable payment solution.

Mobile Virtual Card

We developed MVC, an innovative mobile phone-based payment solution that enables secure purchases with no disruption to existing merchant infrastructures and provides significant incentives for all stakeholders.

MVC utilizes existing and traditional payment methods but enhances them by replacing or tokenizing plastic card data with one-time-use virtual card data, hence eliminating the risk of theft, phishing, skimming, spoofing, etc. The virtual card data replaces, digit-for-digit, the credit (or debit) card number, the expiration date and the card verification value with only the issuer bank identification number (first 6-digit) remaining constant.

MVC uses the mobile phone to generate virtual cards offline. The mobile phone is the most available, cost-effective, secure and portable platform for generating virtual cards for remote payments (online purchasing, money transfers, phone and catalogue orders).

Following a simple registration process, the virtual card application is activated over-the-air, enabling the phone to generate virtual card numbers completely off-line. MVCs are used like traditional plastic credit or debit cards, except that as soon as the transaction is authorized, the generated card number expires immediately. While MVC has been focused primarily on card-not-present transactions for internet payments in our initial deployments, we are constantly expanding the applicability of the software to incorporate new trends such as presentation through near field communication, or NFC, or Quick Response, or QR, Codes.

Consumers can easily generate a new card on their mobile phone to shop on the internet or to place a catalogue or telephone order. MVCs are completely secure and can also be sent in a single click to family, friends, and service providers. Once the authorization request reaches the issuing bank processor, our servers decrypt the virtual card data, authenticate the consumer and pass the transaction request to the card issuer for authorization. MVC can be offered as a prepaid solution or directly linked to a subscriber’s credit or debit card or other funding account. Subscribers can load prepaid virtual accounts with cash at participating locations, or electronically via their bank accounts, direct deposit or other electronic wallets.

The benefits of MVC include, for:

•	Card issuers—increased transactional revenues from existing accounts, driving more transactional revenues and elimination of fraudulent card use.
•	Mobile network operators—revenues from payments, reduced churn and opportunities for powerful co-branding schemes.
•	Consumers—convenience, peace of mind, ease of use and rewards.
•	Merchants—elimination of charge-backs and fraud at no extra cost.

Our Strategy

We intend to provide the leading transacting system for the billions of unbanked and under-banked people in the world to engage in electronic transactions, to be the provider of choice for secure mobile payment and other card-not-present transactions and to provide our transaction processing, value-added services processing and healthcare processing services globally. To achieve these goals, we are pursuing the following strategies:

Build on our significant and established infrastructures—We control significant components of the payment infrastructure in South Africa, South Korea, Botswana and Namibia and we believe that we are well-positioned to leverage our existing asset base to continue to gain market share and build upon the critical mass that we have developed.

For example, in South Africa, we are one of the leading independent transaction processors, the national provider of social welfare payment distribution services to the country’s large unbanked and under-banked population, the largest third-party processor of retail merchant transactions and the leading processor of third-party payroll payments. We believe that our large cardholder base, specialized technology and payment infrastructure, together with our strong government and business relationships, position us at the epicenter of commerce in the country. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe that we can provide many of the services consumed by our cardholders who would normally not have access to these services or would otherwise have to rely on the informal sector. We have already introduced several services to our cardholder and merchant base, such as low cost, high functionality bank accounts, microloans, life insurance, bill payment, prepaid mobile top-up and prepaid utility services. We have a network of mobile ATMs to provide services to our cardholders, and we have commenced with the rollout of a fixed ATM network. We aim to increase the adoption of our existing services by expanding our cardholder base and our transacting network, and we aim to increase our service offerings by developing new products and distribution networks.

Our latest product, EasyPay Everywhere, provides our target market with an affordable all-inclusive transactional bank account with unfettered access to financial services such as microloans, life insurance, remittances, value added services such as prepaid utilities and bill payments through their mobile phones and our national network of ATMs and POS devices.

We plan to follow a similar approach in the other markets where we have an established infrastructure, taking into account the specific requirements of the local legislation, the composition of the local payment system and the specific components that we own or control. In markets where we do not have an established infrastructure, we intended to collaborate with local partners to provide a similar end-to-end solution.

Leveraging our new payment technologies to gain access to developed and developing economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed and acquired proprietary technology, with a specific focus on mobile payments, that is particularly relevant to developed economies as well. Our MVC application for mobile telephones, for example, is designed to eliminate fraud associated with card-not-present credit card transactions effected by telephone or over the internet and are prevalent in developed economies such as the United States. We believe that mobile payments, mobile wallets and the related applications should be a critical component of a payment processor’s future strategy and we have dedicated a significant portion of our research and development and business development resources to ensure that we remain at the forefront of this rapidly evolving technological space. While some of our mobile solutions are more relevant in developed markets such as the United States, we have also experienced significant demand for our mobile payment solutions from developing economies, where mobile transacting is seen as the best solution to rapidly leapfrog the antiquated payment solutions typically available in these countries at minimal cost. We plan to expand our market share in the mobile solutions and card-not-present processing markets by pursuing partnerships or supply relationships with online merchants, virtual card issuers, payment services processors, mobile remittance providers and other online service providers.

Pursue strategic acquisition opportunities or partnerships to gain access to new markets or complementary product— We will continue to pursue acquisition opportunities and partnerships that provide us with an entry point for our existing products into a new market, or provide us with technologies or solutions complementary to our current offerings. Our recent acquisition of a 44% interest in Transact 24 Limited, a Hong Kong based payment services provider, for example, provides us with access to the rapidly growing Chinese financial technology market and its participants, such as China UnionPay and Alipay.

Our Business Units

Our company is organized into the following business units:

ZAZOO

Our ZAZOO business unit is managed from London, United Kingdom with business development support branches in South Africa, the United States and India. This business unit is responsible for the technical development and commercialization of our array of web and mobile applications and payment technologies.

ZAZOO offers an array of products and services that cater for the needs of the global market and comprises of the following key business lines:

•

MVC & Verification—Our internationally patented MVC technology is a market leading innovation which addresses the needs of the modern mobile payment market. It is the easiest, most secure and most convenient way to pay for goods and services online directly from a mobile phone. Our MVC technology provides a completely secure, off-line payment solution for card-not-present transactions, such as payments made for internet purchases. The MVC technology runs as an application on any mobile phone and utilizes our patented cryptographic card generator to secure any payment transaction. The advent of new technologies such as NFC or QR Codes also enables the utilization of our MVC technology for card present payments.

•

Third Party Payments—Through FIHRST we are the largest provider of third party and payroll associated payments in South Africa, servicing over 1,950 employee groups that represent approximately 620,000 employees. Our market leading position is due to our ability to move informed money (the movement of money and its corresponding data to third party organizations). This allows us to provide one of the most comprehensive suites of financial services, ranging from garnishee orders to payment modules and collections. We also offer the PayPlus service, providing employees with access to prepaid airtime, electricity and other value added services, or VAS.

•

Prepaid Vending —Our Prepaid Vending business line handles multichannel distribution of electronic products and services aimed at a variety of markets. Across Africa and abroad, our VTU solutions create a separate revenue stream for Mobile Network Operators, or MNOs, and other clients. The stability and scalability of our VTU offerings enables our customers to facilitate more than 100 million monthly transactions.

•

MNOs Solutions—We provide specialized solutions for MNOs that boost average revenue per user, increase subscriber activity, and collect valuable profiling data. Our solutions range from Advance Airtime and Mobile Wallet technology to SMS Mega Promotions, tailor-made for each MNO with a focus to maximize subscriber activity, brand perception and profitability.

•

Chip & SIM—Through our partnerships with MNOs as well as card and semiconductor manufacturers, we provide a strong lineup of feature rich chip and SIM solutions. All of these offerings include our wide range of GSM Masks and custom software that enables mobile telephony, transactions and on-chip VAS. We support the above chip and SIM developments with dedicated chip-card based commerce frameworks. These incorporate POS, terminal and interbank transaction switching and clearance aimed at national government, petroleum and retail industries.

•

Custom Development—The Custom Development business line produces solutions that span across Web, Mobile, Server, POS and Desktop environments. These solutions have been developed by addressing the needs of various industries and now form an integral pillar of our product and service portfolio. We develop both client-facing and background services, with coverage on every relevant platform including Mobile (Android, iOS, BlackBerry, Windows Phone 8 and J2ME) and Web (with full cross-browser compatibility).

•

Cryptography—Our Cryptography business line focuses on security-orientated products which include our range of PIN encryption devices, card acceptance modules and Hardware Security Modules. These focus on financial, retail, telecommunications, utilities and petroleum sectors. In order to constantly enhance and improve our product offerings, special attention is placed on the development of security initiatives including Triple Data Encryption Algorithm, also known as TDES, EMV and Payment Card Industry, or PCI. We are a member of the STS association, actively participating in developing new and improved standards that address the needs of the modern cryptographic market.

This business unit has been allocated to our South African processing, International transaction processing, and Financial inclusion and applied technologies reporting segments.

KSNET

Our KSNET business unit is based in Seoul, South Korea, and is a significant national payment solutions provider. KSNET has the broadest product offering in the South Korean payment solutions market, a base of approximately 225,000 merchants and an extensive direct and indirect sales network. KSNET’s core operations comprise of three project offerings, namely card VAN, payment gateway, or PG, and banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in South Korea. Over 90% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN.

KSNET’s core product offerings are described in more detail below:

•

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

•

PG—KSNET offers PG services to the rapidly growing number of merchants that are moving online in South Korea. PG provides these merchants with a host of alternative payment solutions including the ability to accept credit and debit cards, gift and other prepaid cards, and bank account transfers. PG also provides virtual account capabilities. PG offers us an attractive growth opportunity as e-commerce transactions represent a growing component of payments, driven by increased wire-line and wireless broadband penetration, merchants moving online, and the enhanced security of online transactions driving consumer acceptance. We believe that KSNET can become the leading provider in the PG industry by leveraging its existing merchant base and entering into new markets earlier than competitors.

•

Banking VAN—KSNET’s banking VAN operations currently include account transaction processing services, payment and collections to banks, corporate firms, governmental bodies, and educational institutions. We distinguish card VAN from banking VAN because in the South Korean VAN market, banking VAN is recognized as a distinct service from card VAN. We are the only card VAN provider that also provides banking VAN services. Because the banking VAN business industry is at a nascent stage, the market is relatively small.

This business unit has been allocated to our International transaction processing reporting segment.

Cash Paymaster Services (“CPS”)

Our CPS business unit is based in Johannesburg, South Africa, and deploys our UEPS/EMV–Social Grant Distribution technology to distribute social welfare grants on a monthly basis to over nine million recipient cardholders in South Africa. These social welfare grants are distributed on behalf of the South African Social Security Agency, or SASSA. During our 2015, 2014 and 2013 fiscal years, we derived approximately 24%, 27%, and 42% of our revenues respectively, from CPS’ social welfare grant distribution business.

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

The smart card provides the holder with access to all of the UEPS functionality, which includes the ability to have the smart card funded with pension or welfare payments, make retail purchases, enjoy the convenience of prepaid facilities and qualify for a range of affordable financial services, including insurance and short-term loans as well as standard EMV transactional capabilities to operate wherever MasterCard is accepted. The smart card also offers the card holder the ability to make debit order payments to a variety of third parties, including utility companies, schools and retail merchants, with which the holder maintains an account. The card holder can also use the same smart card as a savings account.

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

The EasyPay suite of services includes:

•	EFT—EasyPay switches credit, debit and fleet card transactions for leading South African retailers and petroleum companies.
•

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

•

EasyPay prepaid electricity—EasyPay enables local utility companies such as Eskom Holdings Limited and a growing number of local authorities on a national basis to sell prepaid electricity to their customers.

•	Prepaid airtime—EasyPay vends airtime at retail POS terminals for all the South African mobile telephone network operators.
•	Electronic gift voucher—EasyPay supports the electronic generation, issuance and redemption of paper or card-based gift vouchers.
•

EasyPay licenses—EasyPay enables the issuance of new South African Broadcasting Corporation, or SABC, television licenses and the capturing of existing license details within retail environments via a web-based user interface.

•	Third party switching and processing support—EasyPay switches transactions from retail POS systems to the relevant back-end systems.
•	Hosting services—EasyPay’s infrastructure supports the hosting of payment or back-up servers and applications on behalf of third parties, including utility companies.
•

EasyPay Kiosk—We have developed a biometrically enabled self service kiosk that allows our customers to access all the value-added services provided by EasyPay and to create and load their EasyPay virtual wallets with value.

•

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

Financial Services

We have developed a suite of financial services that is offered to customers utilizing our payment solutions. We are able to provide our UEPS/EMV cardholders with competitive transacting accounts, microfinance, life insurance and money transfer products based on our understanding of their risk profiles, demographics and lifestyle requirements. Our financial services offerings are designed on the principles of simplicity and cost-efficiency as they bring financial inclusion to our millions of cardholders who were previously unable to access any formal financial services. Our largest financial services offering is the provision of short-term microloans to our South African UEPS/EMV cardholders, where we provide the loans using our surplus cash reserves and earn revenue from the service fees charged on these loans.

Our Smart Life business unit owns a life insurance license and resumed trading with effect from July 1, 2015, following the upliftment of the suspension of its license by the South African Financial Services Board, or FSB. We offer our customer base the insurance products applicable to this market segment, focusing on group life and funeral insurance policies.

Our latest product, EasyPay Everywhere, provides our target market with an affordable all-inclusive transactional bank account with unfettered access to financial services such as microloans, life insurance, remittances, value added services such as prepaid utilities and bill payments through their mobile phones and our national network of ATMs and POS devices.

This business unit has been allocated to our Financial inclusion and applied technologies reporting segment.

Applied Technology

Our Applied Technology business unit is managed from Johannesburg, South Africa, and is responsible for the deployment of our South African ATM and POS network and the sale of biometric and POS solutions to various South African banks, retailers and financial services providers.

Our ATM network is fully EMV-compliant and integrated into the South African national payment system. We deploy our ATMs in areas where our UEPS/EMV cardholders have limited access to the national payment system, or where the cost of accessing the national payment system through other service providers is prohibitive for our cardholders.

This business unit has been allocated to our South African transaction processing and Financial inclusion and applied technologies reporting segments.

XeoHealth

Our XeoHealth business unit operates in the U.S. from Frederick, Maryland, and offers our XeoRules real time adjudication, or RTS, solutions for the end-to-end electronic processing of medical claims information in the United States. XeoHealth has won a number of projects in the United States either as the primary contractor for the provision of our RTS solution to customers, or as a sub-contractor to parties contracted to provide an adjudication solution.

This business unit has been allocated to our International transaction processing reporting segment.

Corporate

The Corporate unit provides global support services to our business units, joint ventures and investments for the following activities:

•	Group executive—Responsible for the overall company management, defining our global strategy, investor relations and corporate finance activities.
•	Finance and administration—Provides company-wide support in the areas of accounting, treasury, human resources, administration, legal, secretarial, taxation, compliance and internal audit.
•

Group information technology—Defines our overall IT strategy and the overall systems architecture and is responsible for the identification and management of the group’s research and development activities.

•	Joint ventures and investments unit—Provides governance support to our joint ventures and assists with the evaluation of new investment opportunities.

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

In South Africa, and specifically in the payment of salaries and wages and our affordable EasyPay Everywhere transactional account, our competitors include the local banks and other transaction processors. The South African banks and the South African Post Office, or SAPO, also offer low cost bank accounts that enable account holders to receive their salaries, wages or social grants through the formal banking payment networks.

The payment of social welfare grants in South Africa is determined through a highly competitive tender process managed by SASSA. The participants in SASSA’s tender processes have historically included the local banks, other payment processors, SAPO and mobile operators. Our current SASSA contract expires in 2017; however, as directed by the South African Constitutional Court, SASSA is conducting a new tender process which may result in the award of a new tender prior to the expiration of our contract. Although we have decided not to compete in SASSA’s latest tender process, we will remain the service provider unless and until a new contractor is appointed and our services have been phased out

EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and claims to have processed in excess of 2.6 billion transactions during the twelve months ended June 2015 valued at trillions of ZAR.

In the South African ATM network market, we compete against the South African banks, ATM Solutions and Spark ATM Systems, who collectively have a market share in excess of 90%.

We have identified 13 major card VAN companies in South Korea, of which KSNET is one of the three largest. The other two large VAN companies are NICE Information & Telecommunication Inc. and Korea Information & Communications Company, Limited. Entities operating in the VAN industry in South Korea compete on pricing and customer service.

In addition to our traditional competitors, we expect that we will increasingly compete with a number of emerging entities in the mobile payments industry. While the industry is still in its infancy, a number of entities are establishing their presence in this space. Specifically identified entities include traditional payment networks such as Visa, MasterCard and American Express; commercial banks such as Barclays and Citigroup; established technology companies such as Apple, Google, Samsung and PayPal; mobile operators such as AT&T, Verizon, Vodafone and Bharti Airtel; as well as companies specifically focused on mobile payments such as M-Pesa, Monetise and Square.

Research and Development

During fiscal 2015, 2014 and 2013, we incurred research and development expenditures of $2.4 million, $2.2 million and $1.3 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS and UEPS/EMV software and its functionality as well as the design and development of our MVC concept and mobile payment applications. For example, we continually improve our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in hardware platforms that are not proprietary to us but form part of our system.

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

Financial Information about Geographical Areas and Operating Segments

Note 23 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2015, 2014 and 2013. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

				Revenue						Long-lived assets
		2015		2014		2013		2015		2014		2013
	$	’000	$	’000	$	’000	$	’000	$	’000	$	’000

South Africa		461,425		428,931		317,916		72,467		105,627		117,858
South Korea		160,853		146,667		129,338		202,682		229,830		213,589
Rest of world		3,701		6,058		4,893		20,058		6,593		7,676
Total		625,979		581,656		452,147		295,207		342,050		339,123

Employees

As of June 30, 2015, we had 4,764 employees. On a segmental basis, 217 employees were part of our management, 2,579 were employed in South African transaction processing, 242 were employed in International transaction processing, and 1,726 were employed in Financial inclusion and applied technologies and corporate/eliminations activities.

On a functional basis, four of our employees were part of executive management, 122 were employed in sales and marketing, 208 were employed in finance and administration, 327 were employed in information technology and 4,103 were employed in operations.

As of June 30, 2015, approximately 76 of the 2,579 employees we have in South Africa who were performing transaction-based activities were members of the South African Commercial Catering and Allied Workers Union and approximately 169 of the 221 employees we have in South Korea who perform international transaction-based activities were members of the KSNET Union. We believe that we have a good relationship with our employees and these unions.

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

Available information

We maintain a website at www.net1.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K

Executive Officers and Significant Employees of the Registrant

Executive officers

The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Dr. Serge C.P. Belamant	61	Chief Executive Officer, Chairman and Director
Mr. Herman G. Kotzé	45	Chief Financial Officer, Treasurer, Secretary and Director
Mr. Phil-Hyun Oh	56	Chief Executive Officer and President, KSNET, Inc.
Mr. Nitin Soma	48	Senior Vice President of Information Technology

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

Risks Relating to Our Business

We have historically derived a substantial portion of our revenues from our SASSA contract for the payment of social grants. However, we have decided not to participate in the latest SASSA tender and have begun to focus our South African business on providing financial products and services independently of SASSA through our EasyPay Everywhere bank account and ATM infrastructure. If this strategy is unsuccessful, we would not be able to replace the lost revenue from the SASSA contract and our results of operations, financial position, cash flows and future growth would suffer.

We have historically derived a substantial portion of our revenues from our contract with SASSA for the payment of social grants. Our current five-year SASSA contract, which we were awarded through a tender process in 2012, expires in March 2017. As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA is currently running a new tender process, but we have decided not to participate in it. Instead, we have begun to focus our South African business on providing transactional products and services through our EasyPay Everywhere bank accounts and ATM infrastructure. While we have begun and will continue to market our products and services to all unbanked and under-banked persons in South Africa, including social grant beneficiaries, we may provide these services independently of SASSA. While we believe that our financial services offerings are convenient and cost-effective and the results from our initial rollout have been promising, our continued success will depend on the extent to which South African customers adopt our financial products and services on a widespread basis. Factors which may prevent us from successfully growing our South African financial services business include, but are not limited to:

-	underestimation of the number of customers that will obtain an EasyPay Everywhere bank account and use our ATM infrastructure;
-	lack of adoption of our EasyPay Everywhere and related products by customers as anticipated;
-	competition in the marketplace;
-	political interference;
-	changes in the regulatory environment in which we intend to operate;
-	dependence on existing suppliers to provide the hardware (such as ATMs, cards and POS devices) we require to execute our rollout as anticipated;
-	logistical and communications challenges; and
-	loss of key technical and operations staff, particularly during the rollout phase.

If SASSA appoints a new contractor, our current contract will terminate. We are unable to predict what the terms and timing of any transitional arrangement would be.

As ordered by the South African Constitutional Court in its April 2014 ruling, SASSA is currently running a new tender process for a five-year contract relating to the payment of social grants. The Court’s ruling does not require SASSA to award a new tender, though we expect that any decision not to make an award would be subject to judicial review and scrutiny.

We have determined that it is not in our best interest to participate in the tender process. We cannot predict what the timing or ultimate outcome of the tender process will be, or if a new tender award will be made at all after the process is complete. Our current contract would terminate in the event that SASSA awards a new contract to a third party. We would then have to negotiate the terms of phasing out our activities with SASSA and the new contractor.

Further, the Court's November 29, 2013 judgment also stated that CPS is deemed to be an “organ of state” for the purpose of the contract concluded pursuant to the previous tender process. The Court stated that, in this regard, CPS has “constitutional obligations” that go beyond its contractual obligations. It is not clear what these obligations may entail in respect of the current and any potential future government contract in South Africa. We cannot predict what the financial implications may be if we are required to continue with the provision of our services without a valid contract, or during any transitional period required for the orderly transfer of our current services to a successful bidder.

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

As discussed in “Item 3—Legal Proceedings,” the payments being challenged by Corruption Watch represent amounts paid to us by SASSA for the costs we incurred in performing additional beneficiary registrations beyond those that we were contractually required to perform under our SASSA contract. These amounts were paid in full settlement of the claim we submitted to SASSA for these additional costs. We believe that Corruption Watch’s claim is without merit and we intend to defend it vigorously. However, we cannot predict how the Court will rule on the matter.

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

The DOJ is investigating whether we have violated the Foreign Corrupt Practices Act, or FCPA, and other federal criminal laws and the South African Hawks are investigating the corruption allegations related to the SASSA tender awarded to us in 2012 contained in South African media reports.

As we have previously reported, in late November 2012, the U.S. Department of Justice commenced an investigation into whether we violated the FCPA and other U.S. federal criminal laws by engaging in a scheme to make corrupt payments to officials of the South Africa government in connection with securing our 2012 SASSA contract and whether we violated federal securities laws in connection with statements made by us in our SEC filings regarding this contract. In addition, the SEC commenced its own investigation.

On June 8, 2015, we received a letter from the SEC stating that it had concluded its investigation and that it did not intend to recommend an enforcement action against us. It is our understanding that the DOJ investigation remains ongoing.

These investigations have been costly for us. We incurred significant legal costs during fiscal 2013 and 2014 in responding to the U.S. government’s requests for information, management’s time has been diverted from other matters relating to our business and we have suffered harm to our business reputation. In particular, in fiscal 2013, the FSB suspended Smart Life’s insurance license. Even though the SEC has concluded its investigation and Smart Life’s license suspension has recently been lifted, we cannot predict when the DOJ investigation will be completed or the impact or outcome of that investigation.

On February 14, 2013, we filed an application pursuant to Section 34 of the South African Prevention of Corrupt Activities Act in South Africa with the South African Police Service. Section 34 deals with the reporting of suspected fraud, theft, extortion and forgery.

Matters reported under Section 34 are usually referred for investigation to the South African Directorate for Priority Crime Investigation, known as the Hawks. We filed the Section 34 application after we conducted our own internal investigation into the allegations contained in certain South African press articles. We found no evidence substantiating any of the press allegations and, as we could not progress the matter any further internally because we do not have access to the personal financial records of the alleged perpetrators, we filed the Section 34 application to prompt the Hawks to conduct a wider investigation into the allegations. The Hawks have confirmed to us that our Section 34 application has been accepted for investigation. We have provided certain electronic information to the Hawks at their request, and we will cooperate with the Hawks in their investigation. We cannot predict when the Hawks investigation will be completed or the impact or outcome of that investigation.

We have disclosed competitively sensitive information as a result of the AllPay litigation, which could adversely affect our competitive position in the future.

In connection with the litigation challenging the award of the SASSA tender to us in fiscal 2012 through fiscal 2015, we included our entire 2011 SASSA tender submission in the court record, which court record is in the public domain. Our tender submission contains competitively sensitive business information. As a result of this disclosure, our existing and future competitors have access to this information which could adversely affect our competitive position in any future similar tender submissions to the extent that such information continues to remain competitively sensitive.

In order to meet our obligations under our current SASSA contract, we are required to deposit government funds with financial institutions in South Africa before commencing the payment cycle and are exposed to counterparty risk.

In order to meet our obligations under our current SASSA contract, we are required to deposit government funds, which will ultimately be used to pay social welfare grants, with financial institutions in South Africa before commencing the payment cycle. If these financial institutions are unable to meet their commitments to us, in a timely manner or at all, we would be unable to discharge our obligations under our SASSA contract and could be subject to financial losses, penalties, loss of reputation and potentially, the cancellation of our contract. As we are unable to influence these financial institutions’ operations, including their internal information technology structures, capital structures, risk management, business continuity and disaster recovery programs, or their regulatory compliance systems, we are exposed to counterparty risk.

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

As of June 30, 2015, we had approximately $59.6 million of outstanding indebtedness, which we incurred to finance our acquisition of KSNET in October 2010. These loans are secured by a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The terms of the loan facility require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict Net1 Korea’s ability to make certain distributions with respect to its capital stock, prepay other debt, encumber its assets, incur additional indebtedness, or engage in certain business combinations. Although these covenants only apply to our South Korean subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit growth in our transaction-based activities segment.

Certain South African banks have also developed their own low-cost banking products targeted at the unbanked and under-banked market segment. According to the 2014 FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, there has been a significant increase in the banked population at the bottom of the pyramid as LSM 1-5 increased from 32% in 2004 to 66% in 2014. As the competition to bank the unbanked in South Africa intensifies, we may not be successful in marketing our low-cost EasyPay Everywhere product to our target population. Moreover, as our product offerings increase, gain market acceptance and pose a competitive threat in South Africa, especially our UEPS/EMV product with biometric verification and our financial services offerings, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their transactional or other businesses.

Our microlending loan book exposes us to credit risk and our allowance for doubtful finance loans receivable may not be sufficient to absorb future write-offs.

The majority of these finance loans made are for a period of six months or less. We have created an allowance for doubtful finance loans receivable related to this book. Management has considered factors including the period of the UEPS-loan outstanding, creditworthiness of the customers and the past payment history of the borrower when creating the allowance. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. However, additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including on-going evaluation of the creditworthiness of each customer.

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

Our future success depends on our ability to continue to develop new products and to market these products to our target users. In order to succeed in our product development and marketing efforts, we need to identify, attract, motivate and retain sufficient numbers of qualified technical and sales personnel. An inability to hire and retain such technical personnel would adversely affect our ability to enhance our existing intellectual property, to introduce new generations of technology and to keep abreast of current developments in technology. Demand for personnel with the range of capabilities and experience we require is high and there is no assurance that we will be successful in attracting and retaining these employees. The risk exists that our technical skills and sales base may be depleted over time because of natural attrition. Furthermore, social and economic factors in South Africa have led, and continue to lead, to numerous qualified individuals leaving the country, thus depleting the availability of qualified personnel in South Africa. In addition, our multi-country strategy will also require us to hire and retain highly qualified managerial personnel in each of these markets. If we cannot recruit and retain people with the appropriate capabilities and experience and effectively integrate these people into our business, it could negatively affect our product development and marketing activities.

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

In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the one we have co-established in Namibia and our recent non-controlling investments in Hong Kong and Nigeria. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a non-controlling interest. Non-controlling ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on our South African subsidiaries by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest.

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

Many social welfare recipient cardholders use our services to access cash using their smart cards. We use armored vehicles to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipient cardholders to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against certain risks of loss or theft of cash from our delivery vehicles or depots and we will therefore bear the full cost of certain uninsured losses or theft in connection with the cash handling process, and such losses could materially and adversely affect our financial condition, cash flows and results of operations. We have not incurred any material losses resulting from cash distribution in recent years, but there is no assurance that we will not incur material losses in the future.

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

Risks Relating to Operating in South Africa and Other Foreign Markets

If we do not achieve applicable broad-based black economic empowerment, or BEE, objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to increase black shareholding of our company in a manner that could dilute your ownership.

The legislative framework for the promotion of broad-based black economic empowerment in South Africa has been established through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, as amended in 2013, and amended BEE codes of good practice, the sector-specific codes of good practice, or Sector Codes, and sector-specific transformation charters, or Transformation Charters, published pursuant thereto. Sector Codes are a sector code of good practice that are aligned with the BEE codes of good practice and share the same status as the BEE codes of good practice which were initially published by the South African government in February 2007. Sector Codes are fully binding between and among businesses operating in an industry.

In June 2012 the South African government promulgated the Information and Communications Technology, or ICT, Charter, one of the Sector Codes, to which certain of our businesses are subject to. Achievement of BEE objectives is measured by a scorecard which establishes a weighting for the various components of BEE. Scorecards are independently reviewed by accredited BEE scorecard verification agencies which issue a certificate that presents an entity’s BEE Recognition Levels, or BEE status.

The codes of good practice were reviewed by the South African Department of Trade and Industry, or dti, and a new set of codes of good practice were promulgated in October 2013. The new codes of good practice came into effect on May 1, 2015, and have different requirements and emphasis to the old codes of good practice. Furthermore, on May 15, 2015, the dti issued a Notice of Clarification which further extended the transitional period for the alignment of Sector Codes with the new set of codes of good practice to October 31, 2015. The dti stated in its notice that it would consider repealing any Sector Codes that are not aligned and ready by October 31, 2015. Compliance with either the requirements of the amended ICT Charter, if properly aligned with the new codes of good practice by October 31, 2015, or the new codes of good practice, by us may negatively affect our future BEE status.

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

We expect that our BEE status will be important for us to remain competitive in the South African marketplace and we continually seek ways to improve our BEE status, especially the equity component of our BEE status. For instance, in April 2014, we implemented a BEE transaction pursuant to which we issued 4.4 million shares of our common stock to our BEE partners for ZAR 60.00 per share, which represented a 25% discount to the market price of our shares at the time that we negotiated the transaction. We entered into this transaction to improve the equity component of our BEE status. We provided funding to the BEE partners in order for them to buy these shares from us. In June 2014, and in accordance with the terms of agreements, we repurchased approximately 2.4 million of these shares of our common stock in order for the BEE partners to repay the loans we provided to them. Furthermore, in August 2014, we entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF), or BVI, one of our BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) we repurchased BVI’s remaining shares of Net1 common stock and BVI subscribed for new ordinary shares of CPS, representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription.

It is possible that we may find it necessary to issue additional shares to improve our BEE status. If we enter into further BEE transactions that involve the issuance of equity, we cannot predict what the dilutive effect of such a transaction would be on your ownership or how it would affect the market price of our stock.

Fluctuations in the value of the South African rand have had, and will continue to have, a significant impact on our reported results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect our stock price.

The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the U.S. dollar, and to a lesser extent, the South Korean won against the U.S. dollar, would negatively impact our reported revenue and net income, while a strengthening of the ZAR would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The U.S. dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. During fiscal 2015 and 2014, respectively, the ZAR was significantly weaker against the U.S. dollar than during most of the preceding several years, which adversely affected our 2015 and 2014 revenue and net income. We provide detailed information about historical exchange rates in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Exchange Rate Information.”

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

We may not be able to effectively and efficiently manage the current electricity supply disruptions in South Africa which could adversely affect our results of operations, financial position, cash flows and future growth.

Our businesses in South Africa are dependent on electricity generated and supplied by the state-owned utility, Eskom, in order to operate. Eskom is currently unable to generate and supply the amount of electricity required by South Africans, and the entire country has recently experienced significant and largely unpredictable electricity supply disruptions. Eskom has implemented a number of short- and long-term mitigation plans to correct these issues; however, we believe that these disruptions will continue until the commissioning of new electricity-generating power stations in South Africa.

As part of our business continuity programs, we have installed back-up diesel generators in order for us to continue to operate our core data processing facilities in Cape Town and Johannesburg in the event of intermittent disruptions to our electricity supply. However, as a result of the high number of disruptions, we have been required to utilize our back-up generating capacity on a more regular basis. Consequently, we have had to perform additional monitoring and maintenance of these generators as well as sourcing and managing diesel fuel levels. We may also be required to replace these generators on a more frequent basis due to the additional burden placed on them.

Our results of operations, financial position, cash flows and future growth could be adversely affected if Eskom is unable to commission new electricity-generating power stations in a timely manner, or at all, or if we are unable to effectively and efficiently test, maintain, source fuel for and replace our generators.

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

South Africa’s exchange control regulations restrict the export of capital from South Africa, the Republic of Namibia and the Kingdoms of Lesotho and Swaziland, known collectively as the Common Monetary Area, without the prior approval of SARB. While the South African government has relaxed exchange controls in recent years, it is difficult to predict whether or how it will further relax or abolish exchange control measures in the foreseeable future.

Although Net1 is a U.S. corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2015, approximately 90% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; or (iv) repatriate to South Africa profits of foreign operations. These regulations could also limit our ability to utilize profits of one foreign business to finance operations of a different foreign business.

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

Some of these risks include:

-	political and economic instability, including higher rates of inflation and currency fluctuations;
-	high levels of corruption, including bribery of public officials;
-	loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;
-	a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
-	logistical, utilities (including electricity and water supply) and communications challenges;
-	potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;
-	difficulties in staffing and managing operations and ensuring the safety of our employees;
-	restrictions on the right to convert or repatriate currency or export assets;
-	greater risk of uncollectible accounts and longer collection cycles;
-	indigenization and empowerment programs;
-	exposure to liability under the United Kingdom’s Bribery Act 2010; and
-	exposure to liability under U.S. securities and foreign trade laws, including the FCPA, and regulations established by the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC.

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

The NCR's press release alleges, among other things, that Moneyline contravened the NCA by including child support grants and foster child grants in the affordability assessments performed by Moneyline prior to granting credit to these borrowers, and that the procedures followed and documentation maintained by Moneyline are not in accordance with the NCA. We have reviewed NCR’s application and believe that it contains numerous factual inaccuracies. We believe that Moneyline has conducted its business in compliance with NCA and we are opposing the NCR’s application. However, if the NCR’s application is successful, Moneyline would be prohibited from operating its microlending business, which could have a material adverse effect on our results of operations and cash flows.

We are required to comply with certain U.S. laws and regulations, including the FCPA as well as economic and trade sanctions, which could adversely impact our future growth.

We must comply with the FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. In addition, OFAC administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals.

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

We do not have a South African banking license and, therefore, we provide our social welfare grant distribution and EasyPay EveryWhere solution through an arrangement with a third-party bank, which limits our control over this business and the economic benefit we derive from it. If this arrangement were to terminate, we would not be able to operate our social welfare grant distribution and EasyPay Everywhere business without alternate means of access to a banking license.

The South African retail banking market is highly regulated. Under current law and regulations, our South African social welfare grant distribution and EasyPay Everywhere business activities requires us to be registered as a bank in South Africa or to have access to an existing banking license.

We are not currently so registered, but we have entered into an agreement with Grindrod Bank Limited, or Grindrod, that enables us to implement our social welfare grant distribution and EasyPay Everywhere solution in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. We are also dependent on Grindrod to defend us against attacks from the other South African banks who may regard the rapid market acceptance of our UEPS/EMV product with biometric verification as disruptive to their funds transfer or other businesses and may seek governmental or other regulatory intervention.

In addition, the South African Financial Advisory and Intermediary Services Act, 2002, requires persons who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. Smart Life was granted an Authorized Financial Service Provider, or FSP, license on June 9, 2015. We are in the process of applying for several other FSP licenses under this Act in order to sell other financial products as a registered FSP. If our status as juristic representative were to be cancelled and if we fail to obtain our own license, we may be stopped from continuing this part of our business in South Africa.

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

Our stock price has experienced recent significant volatility. During the 2015 fiscal year, our stock price ranged from a low of $10.21 to a high of $19.70. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	government or regulatory investigations, including developments in the current U.S. government investigations;
-	fluctuations in currency exchange rates, particularly the U.S. dollar/ZAR exchange rate;
-	announcement of additional BEE transactions, especially one involving the issuance or potential issuance of equity securities or dilution of our existing business in South Africa;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	announcements of acquisitions, disposals or impairments of intangible assets;
-	the timing of or delays in the commencement, implementation or completion of major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

A majority of our common stock is beneficially owned by a small number of shareholders. The interests of these shareholders may conflict with those of our other shareholders.

There is a concentration of ownership of our outstanding common stock because approximately 47% of our outstanding common stock is owned by two shareholders. Based on their most recent SEC filings disclosing ownership of our shares, International Value Advisers, LLC, or IVA, and Allan Gray Proprietary Limited, beneficially owned approximately 28% and 19% of our outstanding common stock, respectively.

The interests of IVA and Allan Gray may be different from or conflict with the interests of our other shareholders. As a result of the ownership by IVA and Allan Gray, they will be able, if they act together, to significantly influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

- Remainder of this page left blank -

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters facility which consists of approximately 93,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park and 153 depot facilities. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; London, United Kingdom; Seoul, South Korea; Mumbai, India; and Frederick, Maryland. These leases expire at various dates through 2018.

We own land and buildings in Ahnsung, Kyung-gi, South Korea, that is used for the storage of business documents. We believe that we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

Challenge to Payment by SASSA of Additional Implementation Costs

On March 25, 2015, Corruption Watch, a South African non-profit civil society organization, filed a Notice of Motion with the High Court of South Africa, notifying the Court that it intends to apply for an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve the payment to us of ZAR 317 million (approximately ZAR 277 million, excluding VAT). Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We have been named as a respondent in the Notice of Motion. On April 17, 2015 we filed a Notice of Intention to Oppose with the Court.

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

We believe that Corruption Watch’s claim is without merit, and we intend to defend it vigorously. However, we cannot predict how the Court will rule on the matter.

Suit against AllPay

On December 11, 2012, we commenced a lawsuit in the South Gauteng High Court in South Africa against AllPay. In our lawsuit, we alleged that AllPay, wrongfully and unlawfully and with the intention of injuring our reputation, infringing our goodwill and reducing our share price, competed unlawfully with us, by:

•

directly or indirectly making false reports and providing false information to members of the South African media, thereby creating the basis for false media reports which alleged or implied that the SASSA tender process was tainted by corruption through bribes by or on behalf of our subsidiary, CPS;

•

introducing the media reports and allegations of corruption by or on behalf of us, in connection with the SASSA tender process, into the court proceedings in South Africa instituted by AllPay, in which it sought to set aside the award of the tender to us;

•	causing an unfounded report to be made to the Johannesburg Stock Exchange, or JSE, regarding disclosure that we made in relation to the SASSA contract;
•	making a report to the DOJ, bringing to the attention of the DOJ the corruption allegations and the South African media reports and repeating the allegations made in the report to the JSE; and
•

falsely seeking to create the impression in media reports and radio interviews that it had been found in the South African court proceedings described above that the tender process was tainted by corruption.

In the lawsuit, we are seeking damages in the aggregate amount of ZAR 478 million (approximately US$38.9 million based on the ZAR/U.S. dollar exchange rate on June 30, 2015) plus interest and costs. The damages claimed may increase as we quantify the continued impact of AllPay’s actions. A trial date will be applied for after the exchange of the required pleadings and finalization of any interlocutory issues which may arise. We cannot predict when this matter will go to trial.

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

Matters reported under Section 34 are usually referred for investigation to the South African Directorate for Priority Crime Investigation, known as the Hawks. We filed the Section 34 application to prompt the Hawks to conduct an investigation into who may have made corruption allegations that appeared in the South African media after we were awarded the SASSA tender in January 2012. The Hawks have confirmed to us that our Section 34 application has been accepted for investigation. We have provided certain electronic information to the Hawks at their request, and we will cooperate with the Hawks in their investigation. We cannot predict when the Hawks investigation will be completed or the impact or outcome of that investigation.

NCR application for the cancelation of Moneyline’s registration as a credit provider

On September 23, 2014 the NCR applied to the South African National Consumer Tribunal, or Tribunal, to cancel the registration of our subsidiary, Moneyline Financial Services (Pty) Ltd, or Moneyline, for breach of the NCA based on an investigation concluded by it. Pursuant to the investigation, the NCA also issued two Compliance Notices – one to CPS and one to Moneyline. The Compliance Notice issued to Moneyline accused it of “having access into the Grindrod Bank Accounts of social grant beneficiaries which enables them (sic) to see the spending patterns of beneficiaries and deposit loan amounts into such accounts.” The Compliance Notice issued to CPS accused it of providing “information about social grant beneficiaries” to Moneyline in breach of section 68(1) of the NCA. The Compliance Notices demanded that both CPS and Moneyline take the appropriate steps to address the alleged non-compliance with the NCA and to report in writing to the NCR, along with an independent audit report, that they were no longer non-compliant as alleged by the Compliance Notices.

We opposed the issuance of the Compliance Notices and the Tribunal granted our requested orders that both Compliance Notices be set aside.

Regarding the NCR’s application to cancel the registration of Moneyline, the NCR applied to amend its original statement of claim shortly before the scheduled date for the hearing into this matter. We agreed to the filing of an amended statement of claim and we have filed our response thereto. The Tribunal is now expected to schedule a hearing to decide on the NCR’s application. We cannot predict when these hearings will take place, or what the outcome will be.

United States securities litigation

On December 24, 2013, Net1, our chief executive officer and our chief financial officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported shareholder of Net1 and all other similarly situated shareholders who purchased our securities between August 27, 2009 and November 27, 2013. On July 23, 2014, the Court appointed a lead plaintiff and lead counsel. On September 22, 2014, the lead plaintiff filed an amended complaint alleging that we made materially false and misleading statements in that we failed to disclose material adverse information and misrepresented the truth about our finances and business prospects. The amended complaint seeks unspecified damages on behalf of the lead plaintiff and all other similarly situated shareholders who purchased our securities between January 18, 2012 and December 4, 2012, which is a shorter class period than proposed in the original complaint. On January 16, 2015, we filed a motion to dismiss plaintiff’s amended complaint for failure to state a claim. On March 6, 2015, plaintiff filed an opposition to our motion to dismiss its complaint, and we filed a reply brief on March 27, 2015. No motion for class certification has been filed. We believe this lawsuit has no merit and intend to defend it vigorously.

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

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2013	$13.00	$7.01
Quarter ended December 31, 2013	$12.74	$7.33
Quarter ended March 31, 2014	$10.90	$7.58
Quarter ended June 30, 2014	$12.09	$7.03
Quarter ended September 30, 2014	$14.24	$10.38
Quarter ended December 31, 2014	$13.27	$10.21
Quarter ended March 31, 2015	$14.90	$11.24
Quarter ended June 30, 2015	$19.70	$12.19

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 14, 2015, there were 11 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

Issuer purchases of equity securities

As described in detail in footnote 14 to our consolidated financial statements, in August 2014, we repurchased 1,837,432 shares of our common stock from BVI, one of our BEE partners, pursuant to a Subscription and Sale of Shares Agreement, at a price of ZAR 52.98 per share.

In August 2013, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time. The authorization has no expiration date. We have not repurchased any shares under this authorization. The repurchase of shares described in the previous paragraph were effected pursuant to a separate authorization by our Board of Directors.

Share performance graph

The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2010, in each of our common stock, the S&P 500 companies, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2015 and 2014, and for the three years ended June 30, 2015 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2013, 2012 and 2011 and for the years ended June 30, 2012 and 2011, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

		Year Ended June 30
	2015	2014(1)	2013(1)	2012(1)	2011(2)
Revenue	$625,979	$581,656	$452,147	$390,264	$343,420
Cost of goods sold, IT processing, servicing and support	297,856	260,232	196,834	141,000	109,858
Selling, general and administrative	158,919	168,072	191,552	137,404	119,692
Equity instruments granted pursuant to BEE transactions (3)	-	11,268	-	14,211	-
Depreciation and amortization	40,685	40,286	40,599	36,499	34,671
Impairment losses	-	-	-	-	41,771
Operating income	128,519	101,798	23,162	61,150	37,428
Interest income	16,355	14,817	12,083	8,576	7,654
Interest expense	4,456	7,473	7,966	9,345	8,672
Income before income taxes	140,418	109,142	27,279	60,381	36,410
Income tax expense	44,136	39,379	14,656	15,936	33,525
Net income attributable to Net1	94,735	70,111	12,977	44,651	2,647
Income from continuing operations per share:
Basic	$2.03	$1.51	$0.28	$0.99	$0.06
Diluted	$2.02	$1.50	$0.28	$0.99	$0.06

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

Additional Operating Data:
(in thousands, except percentages)

		Year ended June 30,
	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)
Cash flows provided by operating activities	$135,258	$37,145	$55,917	$20,406	$66,223
Cash flows used in investing activities	$59,483	$21,640	$447,816	$292,539	$323,685
Cash flows (used in) provided by financing activities.	$(4,516)	$(13,378)	$409,716	$231,907	$183,269

Operating income margin	21%	18%	5%	16%	11%

(1) Cash flows used in investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$117,583	$58,672	$53,665	$39,123	$95,263
Total current assets before settlement assets	329,307	282,908	184,723	175,236	213,421
Goodwill	166,437	186,576	175,806	182,737	209,570
Intangible assets	47,124	68,514	77,257	93,930	119,856
Total assets	1,286,430	1,350,945	1,276,322	955,893	781,645
Total current liabilities before settlement obligations	82,198	81,823	76,859	73,377	102,406
Total long-term debt	50,762	62,388	66,632	79,760	111,776
Total equity	$478,785	$441,748	$339,969	$346,811	$328,010

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

We have developed and market a comprehensive transaction processing solution that encompasses our smart card-based alternative payment system for the unbanked and under-banked populations of developing economies and for mobile transaction channels. Our market-leading system can enable the billions of people globally who generally have limited or no access to a bank account to enter affordably into electronic transactions with each other, government agencies, employers, merchants and other financial service providers. Our UEPS, and UEPS/EMV derivative discussed below, uses biometrically secure smart cards that operate in real-time but offline, unlike traditional payment systems offered by major banking institutions that require immediate access through a communications network to a centralized computer. This offline capability means that users of our system can conduct transactions at any time with other card holders in even the most remote areas so long as a smart card reader, which is often portable and battery powered, is available. Our off-line systems also offer the highest level of availability and affordability by removing any elements that are costly and are prone to outages. Our latest version of the UEPS technology has been certified by EMV, which facilitates our traditionally proprietary UEPS system to interoperate with the global EMV standard and allows card holders to transact at any EMV-enabled point of sale terminal or ATM. The UEPS/EMV technology has been deployed on an extensive scale in South Africa through the issuance of MasterCard-branded UEPS/EMV cards to our social welfare grant customers. In addition to effecting purchases, cash-backs and any form of payment, our system can be used for banking, healthcare management, international money transfers, voting and identification.

We also provide secure transaction technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony, integrated circuit card (chip/smart card) technologies, and the design and provision of financial and value-added services to our cardholder base.

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

Our ZAZOO business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU, and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Malawi, Cameroon, the Philippines, India and Colombia.

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

In South Africa, we also generate fees from debit and credit card transaction processing, the provision of value-added services such as bill payments, mobile top-up and prepaid utility sales, and from providing a payroll transaction management service. The revenue and costs associated with these services are reflected in our South African transaction processing and Financial inclusion and applied technologies segments.

Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 225,000 merchants and to card issuers in South Korea through our value-added-network. In the U.S., we earn transaction fees from our customers utilizing our XeoRules on-line real-time management system for healthcare transactions. We also generate fees from our customers who utilize our VCPay technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card-not-present environment. The revenue and costs at KSNET, XeoHealth and VCPay are reflected in our International transaction processing segment.

Finally, we have entered into business partnerships or joint ventures to introduce our payment solutions to markets such as Namibia and more recently through T24 Hong Kong and One Credit in Nigeria. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use our proprietary technologies in the specific territory, including the back-end system. We account for our equity investments using the equity method. When we equity-account these investments, we are required under U.S. GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these equity-accounted investments during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third-party customers, as the case may be.

We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Developments during Fiscal 2015

ZAZOO

We established ZAZOO in the United Kingdom to oversee the global expansion of our mobile payments and value-added services businesses, including the activities currently conducted through our N1MS business unit. ZAZOO’s management is focused on worldwide growth opportunities, especially in the UK, Europe, the United States, Nigeria, India and other developed and emerging markets. ZAZOO coordinates all research and development, operations and marketing activities associated with N1MS’ mobile businesses.

ZAZOO entered into strategic collaborations with Uber, Microsoft and Cell C (one of South Africa’s largest mobile operators) during the third quarter of fiscal 2015 for our VCPay mobile application. VCPay is a mobile phone-based application that generates transaction specific virtual MasterCards that can be used for online purchases, or in brick-and-mortar retailers, that accept manual card-not-present payments. Users can also send a virtual card to friends or family anywhere via email, SMS, MMS or WhatsApp, making it simpler than ever before to send funds to third parties. VCPay is fully interoperable and does not require merchants to change the way in which payments are accepted online or via mobile applications, like Uber. We believe that VCPay bridges the electronic payment requirement gap for online or in-application payments by providing an immediate, safe and secure payment solution to anybody, regardless of their banking status.

Our collaboration with Uber in South Africa enables people who do not own credit cards to now use VCPay to pay for the Uber service.

As a result of our collaboration with Microsoft and Cell C, ZAZOO agreed to sponsor a R250 VCPay voucher to consumers who purchase the new Microsoft Lumia 535 on a Cell C contract. The new device became available on Cell C’s talk and data contracts beginning February 1, 2015, and the initial batch was packaged with the VCPay voucher for new owners to use in completing a purchase of their choice when using our VCPay service.

Introduction of EasyPay Everywhere “EPE” and EPE ATMs in South Africa

In June 2015, we began the rollout of our business-to-consumer, or B2C, EasyPay Everywhere offering in South Africa. EPE is a fully transactional account created to serve the needs of South Africa’s unbanked and under-banked population, and is available to all consumers regardless of their financial or social status. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in a economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services.

To support the rollout of EPE, we deployed ATMs, which are both EMV-and UEPS-compliant, and provided biometric verification as well as proof of life functionality, in South Africa. We placed these ATMs with our merchant partners and within our own branches, creating a new delivery channel for our products and services that did not previously exist. Although capital intensive, our ATM rollout has already begun to make a positive contribution to our reported results. We have been able to expand our customer base because our ATMs accept all EMV-compliant cards. We currently have approximately 640 operational ATMs, and we are actively deploying more ATMs in high demand areas. We will continue to expand our ATM footprint in fiscal 2016.

World Food Program

The Southern Africa Regional Office of the United Nations World Food Program, or the WFP, has awarded to us a contract for 12 countries that are members of the Southern African Development Community. Under the terms of the contract, we distribute cash and food grants to hundreds of thousands of WFP beneficiaries in these countries.

Our technology makes use of the existing infrastructure in each territory and allows for the biometric verification of all beneficiaries regardless of whether or not such infrastructure is biometrically enabled. In certain situations, we utilize our patented variable PIN technology in conjunction with fingerprint or voice verification methods using any mobile phone. We do not expect that this socially responsible initiative will necessarily translate into a meaningful financial contributor for us in the short term, but we strongly believe that the exposure and credibility associated with winning and operating a project of this nature and scale will create further opportunities for us to implement the same or similar solutions in other contexts. We are currently finalizing our deployment contract with the WFP office based in South Africa.

Strategic investments

During the fourth quarter of fiscal 2015, we made two strategic investments in Hong Kong and Nigeria, acquiring a significant noncontrolling stake in each company. Both investments represent opportunities in specific markets with companies that have an established local presence, knowledge, and customer relationships, and where the introduction of our technology or solutions can enhance the breadth of their offerings and in turn the market opportunity.

T24

In May 2015, we acquired a 43.88% interest in Transact24 Limited, or T24, a specialist Hong Kong-based payment services company. We believe that our investment in T24’s business will complement our existing products and will further expand our product suite and geographic reach. In addition, the T24 management team has a wealth of experience in transaction processing, and will provide us with specialist marketing business development resources to expand the adoption of the Net1 product range including our Mobile Virtual Card product. T24 also provides us with an entry into the rapidly growing Chinese e-commerce and transaction processing markets through its established relationships with China UnionPay, the only domestic bank card organization and interbank network in China, and AliPay, China’s leading third party online payment platform.

T24’s primary business activities include:

•	Chinese debit card acquiring – T24 has processing relationships with China UnionPay, AliPay and five other Chinese gateways
•

Credit card acquiring – T24 has acquiring relationships with banks and processing institutions in the UK, Germany, Australia and Mauritius. T24 also offers a white-labeled credit card acquiring gateway to entities who wish to outsource the technical integration and operations of their acquiring gateways;

•	Automated clearing house, or ACH, processing – T24 provides unsecured loan ACH processing for Tribal and State- licensed lenders in the U.S.;
•

Prepaid card issuing and processing – T24 issues U.S. Dollar-denominated Visa prepaid cards, South African Rand- denominated MasterCard prepaid cards and Hong Kong Dollar-denominated China UnionPay prepaid cards.

One Credit

In May 2015, we acquired a 25% interest in One Credit Limited, a leading Nigerian consumer finance company focused on providing credit to unbanked, salaried Nigerian consumers. We have also agreed to provide One Credit with a credit facility of up to $10 million in the form of convertible debt.

We believe that we can assist One Credit to grow its market share through the provision of its financial technology products and services, which have been designed to address the biggest challenge facing Nigerian financial institutions – the ability to provide seamless and cashless services in an environment that poses significant logistical and infrastructural obstacles. In addition, our solutions will enhance One Credit’s credit risk management and expand the current product offering to these customers. By acquiring a significant minority stake, we believe that we will be able to actively participate in the formulation and execution of the One Credit business plan, including its delivery platforms.

Withdrawal from 2014 SASSA tender process

We decided to withdraw from the 2014 SASSA tender process and did not submit a bid. We reached this conclusion after careful consideration of all the relevant factors, including financial feasibility of the RFP, further questions raised by prospective bidders, execution of our strategic plan, legal risks, reputational risk, and long term value creation for shareholders.

We believe that the deployment of our business plan, which focuses on providing a comprehensive suite of transactional products and services, will allow us to service all South Africa’s unbanked and under-banked citizens including social grant beneficiaries, but independently and without SASSA’s limitations and constraints. Our business plan includes the continued successful deployment of our EasyPay Everywhere bank account, biometric ATMs and mobile portal, our suite of financial and added value services utilizing our proven and innovative technological systems. We believe that these activities will ensure a sustainable business model that will, over time, far exceed the benefits that could be realized from being the successful bidder for the SASSA RFP.

In addition, the execution of the business plan will no longer be limited by a five year contract (or potentially shorter if legally challenged) and provides us with the ability to freely determine pricing that is both competitive and profitable and removes any unknown or contingent liabilities associated with government contracts. We also expect to have more management bandwidth, which we believe will enable us to accelerate our international expansion.

The South African Constitutional Court’s order dated March 19, 2015 determined that SASSA should award the tender by October 15, 2015. Our current contract terminates in the event that SASSA awards a new contract to a third party and we will then have to negotiate the terms of phasing out our activities with SASSA and the new contractor.

See “Item 1A—Risk Factors—We have historically derived a substantial portion of our revenues from our SASSA contract for the payment of social grants. However, we have decided not to participate in the latest SASSA tender and we are not sure when, or if, a new contractor will be appointed. If a new contractor is appointed, our current contract terminates and we are unable to predict what the terms and timing of any transitional arrangement will be” and “—If SASSA appoints a new contractor, we are unable to predict what the terms and timing of any transitional arrangement will be.”

Regulatory developments

Conclusion of SEC investigation commenced in 2012

On June 8, 2015, we were notified by the Foreign Corrupt Practices Act unit of the Division of Enforcement of the SEC, advising us that it had concluded its investigation of us and it did not intend to recommend an enforcement action. It is our understanding that the DOJ investigation is continuing.

Smart Life to resume writing new insurance policies in fiscal 2016

We complied with the conditions imposed by the South African Financial Services Board, or FSB, to uplift the suspension of Smart Life’s license to provide long-term insurance products, which resulted in the FSB withdrawing the prohibition to conduct new business issued by it approximately two years ago. In early fiscal 2016, we resumed marketing and business development activities for the distribution of our simple, low-cost life insurance products.

Transactions in preparation for SASSA tender commenced in late calendar 2014

On August 27, 2014, we entered into a Subscription and Sale of Shares Agreement with BVI, one of our BEE partners, in preparation for the SASSA tender that we expected would commence in late calendar 2014. Pursuant to the agreement: (i) we repurchased BVI’s remaining 1,837,432 shares of Net1 common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd, or CPS, representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques. Management believes that the following accounting policies are critical due to the degree of estimation required and the impact of these policies on the understanding of the results of our operations and financial condition.

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

The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the earnings before interest, taxation, depreciation and amortization, or EBITDA, and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units. The results of our impairment tests during fiscal 2015 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment.

Intangible Assets Acquired Through Acquisitions

The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2013 where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

Deferred Taxation

We estimate our tax liability through the calculations done for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are disclosed on our balance sheet. Management then has to assess the likelihood that deferred tax assets are more likely than not to be realized in future periods. In the event it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2015 and 2014, respectively, we recorded a decrease of $2.6 million and $29.0 million, and in fiscal 2013, we recorded an increase of $6.6 million to our valuation allowance.

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

We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognize compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $3.2 million, $3.7 million and $3.9 million for fiscal 2015, 2014 and 2013, respectively.

Equity instruments

We recorded non-cash charges of $11.3 million associated with the issuance of equity instruments as part of the BEE transactions during fiscal 2014, as these equity instruments were fully vested in that year.

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

Research and Development

Accounting standards require product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2015, 2014 or 2013, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

Recent accounting pronouncements not yet adopted as of June 30, 2015

Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2015, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2015	2014	2013
ZAR : $ average exchange rate	11.4494	10.3798	8.8462
Highest ZAR : $ rate during period	12.5779	11.2579	10.3587
Lowest ZAR : $ rate during period	10.5128	9.6259	8.0444
Rate at end of period	12.2854	10.5887	9.8925

KRW : $ average exchange rate	1,078	1,068	1,112
Highest KRW : $ rate during period	1,139	1,147	1,162
Lowest KRW : $ rate during period	1,009	1,014	1,019
Rate at end of period	1,128	1,014	1,144

ZAR: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
ZAR:US $
13.00
12.50
12.00
11.50
11.00
10.50
10.00
9.50
9.00
8.50
8.00
7.50
7.00
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-29
Mar-31
Apr-30
May-31
Jun-30
F2015 ZAR
F2014 ZAR
F2013 ZAR

KRW: US $ Exchange Rates
First quarter
Second quarter
Third quarter
Fourth quarter
KRW:US $
1,250
1,200
1,150
1,100
1,050
1,000
950
Jun-30
Jul-31
Aug-31
Sep-30
Oct-31
Nov-30
Dec-31
Jan-31
Feb-28
Mar-31
Apr-30
May-31
Jun-30
F2015 KRW
F2014 KRW
F2013 KRW

Translation Exchange Rates

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2015, 2014 and 2013, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2015	2014	2013
Income and expense items: $1 = ZAR	11.4275	10.3966	8.7105
Income and expense items: $1 = KRW	1,073	1,049	1,072

Balance sheet items: $1 = ZAR	12.2854	10.5887	9.8925
Balance sheet items: $1 = KRW	1,128	1,014	1,144

Results of Operations

The discussion of our consolidated overall results of operations is based on amounts as reflected in our audited consolidated financial statements which are prepared in accordance with U.S. GAAP. We analyze our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before intercompany eliminations. A reconciliation between total operating segment revenue and revenue presented in our consolidated financial statements is included in Note 23 to those statements.

Fiscal 2015 results exclude MediKredit and NUETS business from July 1, 2014. Fiscal 2013 results include SmartSwitch Botswana from December 1, 2012 and N1MS from September 1, 2012. Refer also to Note 3 to the consolidated financial statements.

Fiscal 2015 Compared to Fiscal 2014

The following factors had an influence on our results of operations during fiscal 2015 as compared with the same period in the prior year:

•	Unfavorable impact from the strengthening of the U.S. dollar against the ZAR: The U.S. dollar appreciated by 10% against the ZAR during fiscal 2015 which negatively impacted our reported results;
•

Continued growth in financial inclusion services: We continued to expand our financial inclusion service offerings during fiscal 2015, which resulted in higher revenues and operating income from more sales of low-margin prepaid airtime and UEPS-based lending;

•	Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations;
•	Increase in the number of SASSA grants paid: Our revenue and operating income increased as a result of the higher number of SASSA UEPS/EMV cardholders paid during fiscal 2015 compared with 2014;
•

$26.6 million recovery of expenses in fiscal 2014: During fiscal 2014, we received approximately $26.6 million, or approximately $19.1 million, net of tax, from SASSA related to the recovery of additional implementation costs incurred during the beneficiary re-registration process in fiscal 2012 and 2013;

•

Fair value charge resulting from issue of equity instruments pursuant to BEE transactions in fiscal 2014: The fair value non-cash charge of $11.3 million related to our BEE transactions adversely impacted our reported results during fiscal 2014; and

•	Lower DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $0.2 million during fiscal 2015 compared to $3.9 million during 2014.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

		In United States Dollars
Table 3		(U.S. GAAP)
		Year ended June 30,
		2015		2014	%
	$	’000	$	’000	change
Revenue		625,979		581,656	8%
Cost of goods sold, IT processing, servicing and support		297,856		260,232	14%
Selling, general and administration		158,919		168,072	(5%	)
Equity instruments issued pursuant to BEE transactions		-		11,268	nm
Depreciation and amortization		40,685		40,286	1%
Operating income		128,519		101,798	26%
Interest income		16,355		14,817	10%
Interest expense		4,456		7,473	(40%	)
Income before income taxes		140,418		109,142	29%
Income tax expense		44,136		39,379	12%
Net income before income from equity-accounted investments		96,282		69,763	38%
Income from equity-accounted investments		452		298	52%
Net income		96,734		70,061	38%
Less (add) net income (loss) attributable to non-controlling interest		1,999		(50)	nm
Net income attributable to Net1		94,735		70,111	35%

	In South African Rand
Table 4	(U.S. GAAP)
	Year ended June 30,
	2015	2014
	ZAR	ZAR	%
	’000	’000	change
Revenue	7,153,375	6,047,244	18%
Cost of goods sold, IT processing, servicing and support	3,403,749	2,705,528	26%
Selling, general and administration	1,816,047	1,745,784	4%
Equity instruments issued pursuant to BEE transactions	-	118,740	nm
Depreciation and amortization	464,928	418,838	11%
Operating income	1,468,651	1,058,354	39%
Interest income	186,897	154,046	21%
Interest expense	50,921	77,694	(34%	)
Income before income taxes	1,604,627	1,134,706	41%
Income tax expense	504,364	409,408	23%
Net income before income from equity-accounted investments	1,100,263	725,298	52%
Income from equity-accounted investments	5,165	3,098	67%
Net income	1,105,428	728,396	52%
Less (add) net income (loss) attributable to non-controlling interest	22,844	(520)	nm
Net income attributable to Net1	1,082,584	728,916	49%

The increase in revenue was primarily due to higher contributions from our financial inclusion products and growth at KSNET. These increases were offset by the recovery of implementation costs related to our SASSA contract received in 2014.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries and more prepaid airtime sold.

In ZAR, our selling, general and administration expense increased due to increases in goods and services purchased from third parties.

Our operating income margin for fiscal 2015 and 2014 was 21% and 18%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase is primarily attributable to higher transaction volumes in South Africa, including prepaid airtime sales, lending and SASSA grants paid.

The grant date fair value of the equity instruments issued pursuant to our December 2014 BEE transactions was $11.3 million (ZAR 118.7 million) and was expensed in full in fiscal 2014.

Depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea and the roll-out of ATMs in South Africa, which was partially offset by no Eason intangible asset amortization as these intangible assets were fully amortized at the end of June 2014.

Interest on surplus cash increased to $16.4 million (ZAR 186.9 million) from $14.8 million (ZAR 154.0 million), due primarily to higher average daily ZAR cash balances.

Interest expense decreased to $4.5 million (ZAR 50.9 million) from $7.5 million (ZAR 77.7 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2015 tax expense was $44.1 million (ZAR 504.4 million) compared to $39.4 million (ZAR 409.4 million) in fiscal 2014. Our effective tax rate for fiscal 2015, was 31.4% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal). Our effective tax rate for the fiscal 2014, was 36.1% and was higher than the South African statutory rate as a result of non-deductible expenses (including the expense related to the equity instruments issued pursuant to our BEE transactions, interest expense related to our long-term South Korean borrowings and stock-based compensation charges).

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5		In United States Dollars (U.S. GAAP)
		Year ended June 30,
		2015	% of			2014	% of		%
Operating Segment	$	’000	total		$	’000	total		change
Revenue:
South African transaction processing		236,452	38%			261,577	45%		(10%	)
International transaction processing		164,554	26%			152,725	26%		8%
Financial inclusion and applied technologies		272,600	44%			207,595	36%		31%
Subtotal: Operating segments		673,606	108%			621,897	107%		8%
Intersegment eliminations		(47,627)	(8%	)		(40,241)	(7%	)	18%
Consolidated revenue		625,979	100%			581,656	100%		8%
Operating income (loss):
South African transaction processing		51,008	40%			61,401	60%		(17%	)
International transaction processing		26,805	21%			21,952	22%		22%
Financial inclusion and applied technologies		72,725	57%			60,685	60%		20%
Subtotal: Operating segments		150,538	118%			144,038	142%		5%
Corporate/Eliminations		(22,019)	(18%	)		(42,240)	(42%	)	(48%	)
Consolidated operating income		128,519	100%			101,798	100%		26%

Table 6	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2015			2014
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,702,055	38%		2,719,511	45%		(1%	)
International transaction processing	1,880,441	26%		1,587,821	26%		18%
Financial inclusion and applied technologies	3,115,137	44%		2,158,282	36%		44%
Subtotal: Operating segments	7,697,633	108%		6,465,614	107%		19%
Intersegment eliminations	(544,258)	(8%	)	(418,370)	(7%	)	30%
Consolidated revenue	7,153,375	100%		6,047,244	100%		18%
Operating income (loss):
South African transaction processing	582,894	40%		638,362	60%		(9%	)
International transaction processing	306,314	21%		228,226	22%		34%
Financial inclusion and applied technologies	831,065	57%		630,918	60%		32%
Subtotal: Operating segments	1,720,273	118%		1,497,506	142%		15%
Corporate/Eliminations	(251,622)	(18%	)	(439,152)	(42%	)	(43%	)
Consolidated operating income	1,468,651	100%		1,058,354	100%		39%

South African transaction processing

In ZAR, revenue increased in fiscal 2015 compared to fiscal 2014 (after excluding the impact of the recovery in fiscal 2014 of implementation costs related to our SASSA contract). The increase in segment revenues exclusive of such recovery was primarily due to more low-margin transaction fees generated from beneficiaries using the South African National Payment System and more inter-segment transaction processing activities. In addition, revenue from the distribution of social welfare grants grew modestly during the year and was in-line with the increase in unique welfare cardholder recipients, net of removal of invalid and fraudulent beneficiaries, offset by the loss of MediKredit revenue as a result of the sale of that business.

Our operating income margin for fiscal 2015 and 2014 was 22% and 23%, respectively. Our operating margin for fiscal 2014 was positively impacted by the recovery of implementation costs related to our SASSA contract. Excluding the impact of this $26.6 million recovery from SASSA, our operating income margin for fiscal 2014 was 15%. Our fiscal 2015 operating income margin is higher than our adjusted fiscal 2014 operating income margin (of 15%) due to more higher-margin inter-segment transaction processing activities, the elimination of MediKredit losses and an increase in the number of beneficiaries paid in fiscal 2015.

International transaction-based activities

Revenue increased primarily due to higher transaction volume at KSNET during fiscal 2015. Operating income during fiscal 2015 was higher due to increase in revenue contribution from KSNET, but partially offset by ZAZOO start-up costs in the UK and India. Operating income and margin for fiscal 2015, was also positively impacted by a refund of approximately $1.7 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized. Operating income margin for fiscal 2015 and 2014 was 16% and 14%, respectively, and was higher in fiscal 2015 primarily due to the refund referred to above.

Financial inclusion and applied technologies

Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans as we rolled out our product nationally, and, in ZAR, an increase in intersegment revenues. Fiscal 2014 operating income includes expenses related to the national rollout of our UEPS-based lending offering and the establishment of the allowance for doubtful finance loans in fiscal 2014. Smart Life did not contribute to operating income in fiscal 2015 and 2014 due to the FSB suspension of its license.

The South African National Credit Act, or NCA, made certain industry-wide amendments, which became effective March 13, 2015. These amendments were introduced primarily to address over-indebtedness of South African consumers and now require lenders to perform a stricter affordability assessment. We expect that compliance with the amended legislation will continue to have a modest impact on our UEPS-based lending business in fiscal 2016.

Notwithstanding the national rollout expenses incurred in fiscal 2014, operating income margin for the Financial inclusion and applied technologies segment decreased to 27% from 29%, primarily as a result of more low-margin prepaid airtime and the sale of competitively-priced financial inclusion products to address the needs of the broader market.

Corporate/ Eliminations

The decrease in our corporate expenses was primarily due to the non-cash charge in fiscal 2014 related to the equity instruments issued pursuant to our BEE transactions, lower U.S. government investigations-related and U.S. lawsuit expenses, audit fees and other corporate head office-related expenses.

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

Fiscal 2014 Compared to Fiscal 2013

The following factors had an influence on our results of operations during fiscal 2014 as compared with the same period in the prior year:

•	Unfavorable impact from the strengthening of the U.S. dollar against the ZAR: The U.S. dollar appreciated by 19% against the ZAR during fiscal 2014 which negatively impacted our reported results;
•

$26.6 million recovery of expenses and 2013 implementation costs: During fiscal 2014 we received approximately $26.6 million, or approximately $19.1 million, net of tax, from SASSA related to the recovery of additional implementation costs incurred during the beneficiary re-registration process in fiscal 2012 and 2013. Fiscal 2013 results include implementation-related expenditure, including smart card costs, of approximately $66.5 million;

•

Fair value charge resulting from issue of equity instruments pursuant to BEE transactions: The fair value non-cash charge of $11.3 million related to our BEE transactions adversely impacted our reported results during fiscal 2014;

•	Increased contribution by KSNET: Our results were positively impacted by growth in our South Korean operations;
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

•	Ad hoc hardware sales in fiscal 2014: We sold more terminals and cards during fiscal 2014 as a result of ad hoc orders received from our customers;
•	Lower DOJ and SEC investigation-related expenses: We incurred DOJ and SEC investigation-related expenses of $3.9 million during fiscal 2014 compared to $5.9 million during 2013; and
•	Fiscal 2013 bad debt provision: In fiscal 2013 we provided $2.3 million related to the expired NUETS Iraqi customer contracts.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

		In United States Dollars
Table 7		(U.S. GAAP)
		Year ended June 30,
		2014		2013	%
	$	’000	$	’000	change
Revenue		581,656		452,147	29%
Cost of goods sold, IT processing, servicing and support		260,232		196,834	32%
Selling, general and administration		168,072		191,552	(12%	)
Equity instruments issued pursuant to BEE transactions		11,268		-	nm
Depreciation and amortization		40,286		40,599	(1%	)
Operating income		101,798		23,162	340%
Interest income		14,817		12,083	23%
Interest expense		7,473		7,966	(6%	)
Income before income taxes		109,142		27,279	300%
Income tax expense		39,379		14,656	169%
Net income before income from equity-accounted investments		69,763		12,623	453%
Income from equity-accounted investments		298		351	(15%	)
Net income		70,061		12,974	440%
Add net loss attributable to non-controlling interest		(50)		(3)	nm
Net income attributable to Net1		70,111		12,977	440%

	In South African Rand
Table 8	(U.S. GAAP)
	Year ended June 30,
	2014	2013
	ZAR	ZAR	%
	’000	’000	change
Revenue	6,047,244	3,938,426	54%
Cost of goods sold, IT processing, servicing and support	2,705,528	1,714,523	58%
Selling, general and administration	1,745,784	1,668,514	5%
Equity instruments issued pursuant to BEE transactions	118,740	-	nm
Depreciation and amortization	418,838	353,637	18%
Operating income	1,058,354	201,752	425%
Interest income	154,046	105,249	46%
Interest expense	77,694	69,388	12%
Income before income taxes	1,134,706	237,613	378%
Income tax expense	409,408	127,661	221%
Net income before income from equity-accounted investments	725,298	109,952	560%
Income from equity-accounted investments	3,098	3,057	1%
Net income	728,396	113,009	545%
Add net loss attributable to non-controlling interest	(520)	(26)	nm
Net income attributable to Net1	728,916	113,035	545%

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

In USD, our selling, general and administration expense decreased due to the substantial elimination of SASSA contract implementation costs and lower legal fees in connection with the U.S. government investigations in the current year, which was offset by increases in goods and services purchased from third parties.

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

In U.S. dollars, interest expense decreased to $7.5 million (ZAR 77.7 million) from $8.0 million (ZAR 69.4 million), due to a lower average long-term debt balance on our South Korean debt as well as lower interest rate resulting from our refinancing concluded in October 2013.

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

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9		In United States Dollars (U.S. GAAP)
		Year ended June 30,
		2014	% of			2013	% of		%
Operating Segment	$	’000	total		$	’000	total		change
Revenue:
South African transaction processing		261,577	45%			242,739	54%		8%
International transaction processing		152,725	26%			135,954	30%		12%
Financial inclusion and applied technologies		207,595	36%			108,001	24%		92%
Subtotal: Operating segments		621,897	107%			486,694	108%		28%
Intersegment eliminations		(40,241)	(7%	)		(34,547)	(8%	)	16%
Consolidated revenue		581,656	100%			452,147	100%		29%
Operating income (loss):
South African transaction processing		61,401	60%			(21,316)	(92%	)	nm
International transaction processing		21,952	22%			14,208	61%		55%
Financial inclusion and applied technologies		60,685	60%			57,491	248%		6%
Subtotal: Operating segments		144,038	142%			50,383	217%		186%
Corporate/Eliminations		(42,240)	(42%	)		(27,221)	(117%	)	55%
Consolidated operating income		101,798	100%			23,162	100%		340%

Table 10	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2014			2013
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,719,511	45%		2,114,378	54%		29%
International transaction processing	1,587,821	26%		1,184,227	30%		34%
Financial inclusion and applied technologies	2,158,282	36%		940,743	24%		129%
Subtotal: Operating segments	6,465,614	107%		4,239,348	108%		53%
Intersegment eliminations	(418,370)	(7%	)	(300,922)	(8%	)	39%
Consolidated revenue	6,047,244	100%		3,938,426	100%		54%
Operating income (loss):
South African transaction processing	638,362	60%		(185,673)	(92%	)	nm
International transaction processing	228,226	22%		123,759	61%		84%
Financial inclusion and applied technologies	630,918	60%		500,775	248%		26%
Subtotal: Operating segments	1,497,506	142%		438,861	217%		241%
Corporate/Eliminations	(439,152)	(42%	)	(237,109)	(117%	)	85%
Consolidated operating income	1,058,354	100%		201,752	100%		425%

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

Financial inclusion and applied technologies

Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime sales driven by the rollout of our prepaid airtime product, an increase in the number of UEPS-based loans as we rolled out our product nationally, an increase in intersegment revenues and more ad hoc terminal and smart card sales. The increase in operating income was partially offset by UEPS-based lending national rollout expenses and the establishment of the allowance for doubtful finance loans. Smart Life did not contribute to operating income in fiscal 2014 due to the FSB suspension of our license.

Operating income margin for the Financial inclusion and applied technologies segment decreased to 29% from 53%, primarily as a result of more low-margin prepaid airtime and hardware sales.

Corporate/ Eliminations

The increase in our corporate expenses resulted primarily from the non-cash charge related to the equity instruments issued pursuant to our BEE transactions, increases in general corporate audit fees, executive emoluments and other corporate head office-related expenses purchased from third parties, partially offset by lower U.S. government investigation expenses.

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

Liquidity and Capital Resources

At June 30, 2015, our cash balances were $117.6 million, which comprised ZAR-denominated balances of ZAR 1.3 billion ($104.8 million), KRW-denominated balances of KRW 7.9 billion ($7.0 million) and U.S. dollar-denominated balances of $4.0 million and other currency deposits, primarily euro, of $1.8 million. The increase in our cash balances from June 30, 2014, was primarily due to the expansion of all of our core businesses, and to a lesser extent, to the cash conservation resulting from the sale of loss-incurring businesses, offset by provisional tax payments, investments, capital expenditures and the scheduled Korean debt repayment in October 2014.

We currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the U.S. and European money markets. We have invested surplus cash in South Korea in short-term investment accounts at South Korean banking institutions. In addition, we are required to invest the interest payable under our South Korean debt facilities due in the next six months in an interest reserve account in South Korea.

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

We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($32.6 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprises an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts.

As of June 30, 2015, we have used none of the overdraft and ZAR 139.6 million ($11.4 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to the consolidated financial statements for more information about the terms of this facility.

As of June 30, 2015, we had outstanding long-term debt of KRW 67.3 billion (approximately $59.6 million translated at exchange rates applicable as of June 30, 2015) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.80% as of June 30, 2015) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. We repaid the KRW 15 billion other term loan facility in full in October 2014 in accordance with the repayment schedule. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 13 to the consolidated financial statements for more information about the terms of this facility.

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

In addition, as a transaction processor, we receive cash from:

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

Cash flows from operating activities

Cash flows from operating activities for fiscal 2015 increased to $135.3 million (ZAR 1.5 billion) from $37.1 million (ZAR 386.2 million) for fiscal 2014. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity during fiscal 2015. During fiscal 2015, we paid interest of $3.6 million under our South Korean debt facility.

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

During fiscal 2015, we made a first provisional tax payment of $18.9 million (ZAR 217.2 million) and a second provisional tax payment of $16.2 million (ZAR 199.8 million) related to our 2015 tax year in South Africa. We also paid taxes totaling $7.6 million in other tax jurisdictions, primarily South Korea.

During fiscal 2014, we made a first provisional tax payment of $13.3 million (ZAR 137.8 million) and a second provisional tax payment of $25.0 million (ZAR 266.6 million) related to our 2014 tax year in South Africa. We also paid taxes totaling $3.9 million in other tax jurisdictions, primarily South Korea.

Taxes paid during fiscal 2015, 2014 and 2013 were as follows:

Table 11	Year ended June 30,
	2015	2014	2013	2015	2014	2013
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	18,910	13,292	6,757	217,241	137,773	58,693
Second provisional payments	16,234	25,004	7,228	199,779	266,573	72,451
Taxation paid related to prior years	2,408	228	3,072	26,395	2,360	25,517
Taxation refunds received	(468)	(36)	(65)	(5,396)	(400)	(480)
Dividend withholding taxation	737	-	1,610	8,702	-	14,916
Total South African taxes paid	37,821	38,488	18,602	446,721	406,306	171,097
Foreign taxes paid, primarily South
Korea	7,638	3,929	3,298	86,857	41,506	29,468
Total tax paid	45,459	42,417	21,900	533,578	447,812	200,565

We expect to pay additional second provisional payments in South Africa of approximately $3.9 million (ZAR 48.0 million translated at exchange rates applicable as of June 30, 2015) related to our 2015 tax year in the first quarter of fiscal 2016.

Cash flows from investing activities

Cash used in investing activities for fiscal 2015 includes capital expenditure of $36.4 million (ZAR 416.4 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

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

During fiscal 2015, we paid $13.2 million for non-controlling interests in businesses based in Nigeria and Hong Kong.

During fiscal 2013, we paid, net of cash acquired, $1.9 million (ZAR 16.8 million) for N1MS and $0.2 million for SmartSwitch Botswana.

Cash flows from financing activities

During fiscal 2015, we made a scheduled Korean debt repayment of $14.1 million, repurchased BVI’s remaining 1,837,432 shares of Net1 common stock for approximately $9.2 million, received $1.4 million from BVI for 12.5% of CPS’ issued and outstanding ordinary shares and paid a dividend of $1.0 million to certain of our non-controlling interests. We also utilized approximately $3.8 million of our Korean borrowings to pay quarterly interest due and received approximately $2.0 million from the exercise of stock options.

During fiscal 2014, we refinanced our South Korean debt and used $70.6 million of these new borrowings and $16.4 million of our surplus cash to repay the $87.0 million due under our old facility. In addition, we paid the facility fees related to our new South Korean borrowings of approximately $0.9 million. During fiscal 2014, we utilized approximately $2.1 million of these new borrowings to pay quarterly interest due in South Korea.

During fiscal 2014, we paid approximately $2.0 million for substantially all of the shares of KSNET that we did not already own. We utilized our South African short-term facility during fiscal 2014 and have repaid the full amount outstanding as of June 30, 2014.

During fiscal 2013, we made a scheduled $14.5 million long-term debt repayment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

Capital expenditures for the years ended June 30, 2015, 2014 and 2013 were as follows:

Table 12	Year ended June 30,
	2015	2014	2013	2015	2014	2013
	$	$	$	ZAR	ZAR	ZAR
Operating Segment	’000	’000	’000	’000	’000	’000

South African transaction processing	7,008	3,425	9,400	80,084	35,608	81,879
International transaction processing	28,205	19,393	12,490	322,312	201,621	108,794
Financial inclusion and applied technologies	1,223	1,088	857	13,976	11,312	7,465
Consolidated total	36,436	23,906	22,747	416,372	248,541	198,138

Our capital expenditures for fiscal 2015, 2014 and 2013, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2015, of $3.4 million related mainly to computer equipment required to maintain and expand operations. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2016 will also relate to expanding our operations in South Korea and South Africa.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2015:

Table 13	Payments due by Period, as of June 30, 2015 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	66,906	3,554	22,409	40,943	-
Operating lease obligations	7,176	3,828	2,927	421	-
Purchase obligations	5,029	5,029	-	-	-
Capital commitments	3,391	3,391	-	-	-
Other long-term obligations (B)	2,205	-	-	-	2,205
Total	84,707	15,802	25,336	41,364	2,205

(A)	– Includes $59.6 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of June 30, 2015.
(B)	– Includes policy holder liabilities of $1.2 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $11.0 million issued as of June 30, 2015, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Currency Exchange Risk

We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the U.S. dollar and the euro, on the other hand. As of June 30, 2015, and 2014, our outstanding foreign exchange contracts were as follows:

As of June 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.1145	ZAR 13.6275	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.7062	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.7898	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.8683	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.9540	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 14.0397	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 14.1239	January 20, 2016

As of June 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 182,272.50	ZAR 15.2077	ZAR 14.5803	July 21, 2014
EUR 182,272.50	ZAR 15.3488	ZAR 14.5803	July 21, 2014
EUR 180,022.50	ZAR 15.4228	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.2819	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.3623	ZAR 14.7367	September 22, 2014
EUR 180,022.50	ZAR 15.5041	ZAR 14.7367	September 22, 2014
EUR 181,570.50	ZAR 15.5739	ZAR 14.8119	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.8119	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.9874	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.9874	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 15.0671	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 15.0671	January 20, 2015

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

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our long-term South Korean debt facilities bear interest at the South Korean CD rate plus 3.10% and 2.90%, respectively. As interest rates, and specifically the South Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the South Korean CD rate, will not adversely affect our results of operations and financial condition. As of June 30, 2015, the South Korean CD rate was 1.80%.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2015, as a result of a change in the South Korean CD rate. The effects of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South Korean CD rate as of June 30, 2015, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2015
Table 14				Estimated
annual
expected
	Annual	Hypothetical		interest charge
	expected	change in		after change in
	interest	South		South Korean
	charge	Korean CD		CD rate
	($ ’000)	rate		($ ’000)
Interest on debt facility	2,922	1%		3,518
		(1%	)	2,325

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

Equity Price and Liquidity Risk

Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 27% of the issued share capital of Finbond Group Limited which are exchange-traded equity securities. The fair value of these securities as of June 30, 2015, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

The following table summarizes our exchange-traded equity securities with equity price risk as of June 30, 2015. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of June 30, 2015, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2015
Table 15
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities.	7,488	10%		8,237	0.16%
		(10%	)	6,739	(0.16%	)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-54 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015 of the Company and our report dated August 20, 2015, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche (South Africa)
Johannesburg, South Africa
Registered Auditors

August 20, 2015

National Executive: *LL Bam Chief Executive *AE Swiegers Chief Operating Officer *GM Pinnock Audit
DL Kennedy Risk Advisory *NB Kader Tax TP Pillay Consulting S Gwala Business Process Solutions
*K Black Clients & Industries *JK Mazzocco Talent & Transformation *MJ Jarvis Finance *M Jordan Strategy
*TJ Brown Chairman of the Board *MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request                                                     *Partner and Registered Auditor

ITEM 9B. OTHER INFORMATION

None.

- Remainder of this page left blank -

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2015 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2015 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2015 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2015 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2015 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this report

1. Financial Statements

The following financial statements are included on pages F-1 through F-54.

2. Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

		Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

10.1	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004

10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004

10.3	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005

10.4	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.		S-4/A	10.8	April 21, 2004

10.5	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards		S-4/A	10.10	April 21, 2004

10.6	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited		S-1	10.18	May 26, 2005

10.7	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited		S-1/A	10.16	July 19, 2005

10.8	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited		S-1	10.19	May 26, 2005

10.9	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited	S-1/A	10.19	July 19, 2005

10.10	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited	S-1/A	10.20	July 19, 2005

10.11*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc.	14A	A	October 28, 2009

10.12*	Form of Restricted Stock Agreement	10-K	10.13	August 23, 2012

10.13*	Form of Stock Option Agreement	10-K	10.14	August 23, 2012

10.14*	Form of Restricted Stock Agreement (non- employee directors)	10-K	10.15	August 23, 2012

10.15	Form of Option issued by the Company to Business Venture Investments No 1567 (Proprietary) Limited (RF)	8-K	99.2	January 26, 2012

10.16	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA	8-K	99.1	February 6, 2012

10.17	Service Level Agreement dated February 3, 2012 between CPS and SASSA	8-K	99.2	February 6, 2012

10.18	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	10-Q	10.25	May 9, 2013

10.19	KRW 85,000,000,000 Senior Facilities Agreement dated October 28, 2013, between Net 1 Applied Technologies Korea, as borrower, Hana Bank, as agent and security agent, financial institutions listed therein as original lenders and Hana Daetoo Securities Co., Ltd., as mandated lead arranger.	8-K	10.24	October 31, 2013

10.20	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.25	December 10, 2013

10.21	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.26	December 10, 2013

10.22	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013	8-K	10.27	December 19, 2013

10.23	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	10-Q	10.28	February 6, 2014

10.24	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	10-Q	10.29	February 6, 2014

10.25	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.30	March 18, 2014

10.26	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.31	March 18, 2014

10.27*	Service Agreement between KSNET, Inc. and Phil- Hyun Oh dated June 30, 2014	8-K	10.1	July 2, 2014

10.28*	Service Agreement between Net1 Applied Technologies Korea and Phil-Hyun Oh dated June 30, 2014	8-K	10.2	July 2, 2014

10.29	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd	10-Q	10.29	November 6, 2014

12	Statement of Ratio of Earnings to Fixed Charges	X

14	Amended and Restated Code of Ethics	10-K	14	August 28, 2014

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date: August 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

	Chief Executive Officer, Chairman of the Board and	August 20, 2015
/s/ Serge C.P. Belamant	Director (Principal Executive Officer)
Serge C.P. Belamant

	Chief Financial Officer, Treasurer and Secretary and	August 20, 2015
/s/ Herman Gideon Kotzé	Director (Principal Financial and Accounting Officer)
Herman Gideon Kotzé

/s/ Paul Edwards	Director	August 20, 2015
Paul Edwards

/s/ Alasdair Jonathan Kemsley Pein	Director	August 20, 2015
Alasdair Jonathan Kemsley Pein

/s/ Christopher Stefan Seabrooke	Director	August 20, 2015
Christopher Stefan Seabrooke

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche (South Africa)
Johannesburg, South Africa
Registered Auditors

August 20, 2015

National Executive: *LL Bam Chief Executive *AE Swiegers Chief Operating Officer *GM Pinnock Audit
DL Kennedy Risk Advisory *NB Kader Tax TP Pillay Consulting S Gwala Managed Services
*K Black Clients & Industries *JK Mazzocco Talent & Transformation *MJ Jarvis Finance *M Jordan Strategy *TJ Brown Chairman of the Board *MJ Comber Deputy Chairman of the Board

A full list of partners and directors is available on request                                                *Partner and Registered Auditor

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2015 and 2014

	2015	2014
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,583	$58,672
Pre-funded social welfare grants receivable (Note 4)	2,306	4,809
Accounts receivable, net (Note 5)	148,768	148,067
Finance loans receivable, net (Note 5)	40,373	53,124
Inventory (Note 6)	12,979	10,785
Deferred income taxes (Note 20)	7,298	7,451
Total current assets before settlement assets	329,307	282,908
Settlement assets	661,916	725,987
Total current assets	991,223	1,008,895
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	52,320	47,797
EQUITY-ACCOUNTED INVESTMENTS	14,329	878
GOODWILL (Note 9)	166,437	186,576
INTANGIBLE ASSETS, net (Note 9)	47,124	68,514
OTHER LONG-TERM ASSETS (Note 7 and Note 10)	14,997	38,285
TOTAL ASSETS	1,286,430	1,350,945
LIABILITIES
CURRENT LIABILITIES
Accounts payable	21,453	17,101
Other payables (Note 11)	45,595	42,257
Current portion of long-term borrowings (Note 13)	8,863	14,789
Income taxes payable	6,287	7,676
Total current liabilities before settlement obligations	82,198	81,823
Settlement obligations	661,916	725,987
Total current liabilities	744,114	807,810
DEFERRED INCOME TAXES (Note 20)	10,564	15,522
LONG-TERM BORROWINGS (Note 13)	50,762	62,388
OTHER LONG-TERM LIABILITIES (Note 10)	2,205	23,477
TOTAL LIABILITIES	807,645	909,197
COMMITMENTS AND CONTINGENCIES (Note 24)
EQUITY
COMMON STOCK (Note 14)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - 2015:46,679,565; 2014: 47,819,299	64	63
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2015: -; 2014: -	-	-
ADDITIONAL PAID-IN CAPITAL	213,896	202,401
TREASURY SHARES, AT COST: 2015: 18,057,228; 2014: 15,883,212 (Note 14)	(214,520)	(200,681)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 15)	(139,181)	(82,741)
RETAINED EARNINGS	617,868	522,729
TOTAL NET1 EQUITY	478,127	441,771
NON-CONTROLLING INTEREST	658	(23)
TOTAL EQUITY	478,785	441,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,286,430	$1,350,945

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share data)
REVENUE (Note 16)	$625,979	$581,656	$452,147
Services rendered	536,046	518,297	430,268
Loan-based fees received	62,235	33,560	6,613
Sale of goods	27,698	29,799	15,266

EXPENSE

Cost of goods sold, IT processing, servicing and support	297,856	260,232	196,834

Selling, general and administration	158,919	168,072	191,552

Equity instruments issued pursuant to BEE transactions (Note 17)	-	11,268	-

Depreciation and amortization	40,685	40,286	40,599

OPERATING INCOME	128,519	101,798	23,162

INTEREST INCOME	16,355	14,817	12,083

INTEREST EXPENSE	4,456	7,473	7,966

INCOME BEFORE INCOME TAXES	140,418	109,142	27,279

INCOME TAX EXPENSE (Note 20)	44,136	39,379	14,656

NET INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	96,282	69,763	12,623

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	452	298	351

NET INCOME	96,734	70,061	12,974

LESS (ADD): NET INCOME (LOSS) ATTRIBUTABLE TO NON- CONTROLLING INTEREST	1,999	(50)	(3)

NET INCOME ATTRIBUTABLE TO NET1	$94,735	$70,111	$12,977

Net income per share, in United States dollars: (Note 21)

Basic earnings attributable to Net1 shareholders	2.03	1.51	0.28
Diluted earnings attributable to Net1 shareholders	2.02	1.50	0.28

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2015, 2014 and 2013

	2015	2014	2013
		(In thousands)

NET INCOME	$96,734	$70,061	$12,974

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized income on asset available for sale, net of tax	422	288	915
Release of foreign currency translation reserve related to sale/ liquidation of businesses (Note 19)	-	4,277	-
Movement in foreign currency translation reserve	(57,074)	13,730	(26,051)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(56,652)	18,295	(25,136)

COMPREHENSIVE INCOME (LOSS)	40,082	88,356	(12,162)
(Less) Add comprehensive (income) loss attributable to non-controlling interest	(1,787)	50	3
COMPREHENSIVE INCOME (LOSS)
ATTRIBUTABLE TO NET1	$38,295	$88,406	$(12,159)

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2013 (dollar amounts in thousands)

				Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2012	59,003,992	$59	(13,455,090)	$(175,823)	45,548,902	$155,350	$439,641	$(75,722)	$343,505	$3,306	$346,811
Restricted stock granted (Note 18)	21,569				21,569				-		-
Exercise of stock option (Note 18)	30,000	-			30,000	240			240		240
Stock-based compensation charge (Note 18)						4,387			4,387		4,387
Reversal of stock-based compensation charge (Note 18)	(55,333)				(55,333)	(480)			(480)		(480)
Utilization of APIC pool related to vested restricted stock						(11)			(11)		(11)
N1MS acquisition (Note 3)	47,412				47,412	1,184			1,184		1,184
Net income							12,977		12,977	(3)	12,974
Other comprehensive loss (Note 15)								(25,136)	(25,136)		(25,136)
Balance – June 30, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2014 (dollar amounts in thousands)

				Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969
Issue of common stock (Note 14)	4,400,000	4			4,400,000	25,050			25,054		25,054
Repurchase of common stock (Note 14)			(2,428,122)	(24,858)	(2,428,122)				(24,858)		(24,858)
Restricted stock granted (Note 18)	187,963				187,963				-		-
Exercise of stock option (Note 18)	26,667	-			26,667	198			198		198
Equity instruments charge (Note 17)						11,268			11,268		11,268
Stock-based compensation charge (Note 18)						3,724			3,724		3,724
Reversal of stock-based compensation charge (Note 18)	(7,171)				(7,171)	(6)			(6)		(6)
Income tax benefit from vested stock awards						5			5		5
Acquisition of KSNET non-controlling interest (Note 14)						1,492		(178)	1,314	(3,276)	(1,962)
N1MS acquisition (Note 3)	47,412				47,412				-		-
Net income							70,111		70,111	(50)	70,061
Other comprehensive income (Note 15)								18,295	18,295	-	18,295
Balance – June 30, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$(23)	$441,748

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2015 (dollar amounts in thousands)

				Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$(23)	$441,748
Repurchase of common stock (Note 14)			(1,837,432)	(9,151)	(1,837,432)				(9,151)		(9,151)
Restricted stock granted (Note 18)	213,237				213,237				-		-
Exercise of stock option (Note 18)	773,633	1	(336,584)	(4,688)	437,049	6,732			2,045		2,045
Stock-based compensation charge (Note 18)						3,195			3,195		3,195
Income tax benefit from vested stock awards						483			483		483
Transactions with non-controlling interest (Note 14)						1,085	404		1,489	(82)	1,407
Dividends paid to non-controlling interest									-	(1,024)	(1,024)
N1MS acquisition (Note 3)	47,412				47,412				-
Net income							94,735		94,735	1,999	96,734
Other comprehensive income (Note 15)								(56,440)	(56,440)	(212)	(56,652)
Balance – June 30, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$658	$478,785

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2015, 2014 and 2013

	2015	2014	2013
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$96,734	$70,061	$12,974
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	40,685	40,286	40,599
Earnings from equity-accounted investments	(452)	(298)	(351)
Fair value adjustment	248	(55)	631
Interest payable	1,283	2,100	4,313
Facility fee amortized	208	738	302
(Profit) Loss on disposal of property, plant and equipment	(296)	(434)	110
Loss (Profit) on deconsolidation of subsidiaries and business (Note 19)	-	55	-
Stock compensation charge, net of forfeitures (Note 18)	3,195	3,718	3,907
Fair value of BEE equity instruments granted (Note 17)	-	11,268	-
Decrease (Increase) in accounts and finance loans receivable, and pre-funded grants receivable	1,399	(101,447)	(5,726)
(Increase) Decrease in inventory	(3,846)	780	(2,890)
(Decrease) Increase in accounts payable and other payables	(850)	12,671	8,113
Increase (Decrease) in taxes payable	606	5,523	(2,748)
Decrease in deferred taxes	(3,656)	(7,821)	(3,317)
NET CASH PROVIDED BY OPERATING ACTIVITIES	135,258	37,145	55,917
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(36,436)	(23,906)	(22,747)
Proceeds from disposal of property, plant and equipment	857	2,990	510
Net cash outflow from sale of MediKredit (Note 19)	-	(669)	-
Proceeds from sale of business (Note 19)	1,895	186	-
(Acquisition of equity of)/ Capital reduction/ repayment of loan by equity-accounted investment	(13,200)	539	3
Acquisitions, net of cash acquired (Note 3)	-	-	(2,143)
Other investing activities, net	(29)	570	545
Net change in settlement assets	(12,570)	(1,350)	(423,984)
NET CASH USED IN INVESTING ACTIVITIES	(59,483)	(21,640)	(447,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term borrowings (Note 13)	(14,128)	(87,008)	(14,508)
Long-term borrowings obtained (Note 13)	3,765	73,677	-
Acquisition of treasury stock (Note 14)	(9,151)	-	-
Sale of equity to non-controlling interest (Note 14)	1,407	-	-
Dividends paid to non-controlling interest	(1,024)	-	-
Proceeds from issue of common stock (Note 18)	2,045	198	240
Payment of facility fee (Note 13)	-	(872)	-
Proceeds from bank overdraft	-	24,580	-
Repayment of bank overdraft	-	(23,335)	-
Acquisition of interests in KSNET (Note 14)	-	(1,968)	-
Net change in settlement obligations	12,570	1,350	423,984
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,516)	(13,378)	409,716
Effect of exchange rate changes on cash	(12,348)	2,880	(3,275)
NET INCREASE IN CASH AND CASH EQUIVALENTS	58,911	5,007	14,542
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	58,672	53,665	39,123
CASH AND CASH EQUIVALENTS AT END OF YEAR	$117,583	$58,672	$53,665

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
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

The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2015, 2014 and 2013.

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
for the years ended June 30, 2015, 2014 and 2013
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
for the years ended June 30, 2015, 2014 and 2013
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
for the years ended June 30, 2015, 2014 and 2013
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
for the years ended June 30, 2015, 2014 and 2013
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
for the years ended June 30, 2015, 2014 and 2013
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
for the years ended June 30, 2015, 2014 and 2013
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

Research and development expenditure

Research and development expenditure is charged to net income in the period in which it is incurred. During the years ended June 30, 2015, 2014 and 2013, the Company incurred research and development expenditures of $2.4 million, $2.2 million and $1.3 million, respectively.

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
for the years ended June 30, 2015, 2014 and 2013
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

The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2015, 2014 and 2013, using the enacted statutory tax rate in South Africa of 28%.

As of June 30, 2015, the Company intends to permanently reinvest its non-U.S. undistributed earnings of $442.1 million in those non-U.S. jurisdictions. Accordingly, the Company has not recognized a deferred tax liability related to future distributions of these undistributed earnings. It is not practicable for the Company to estimate the amount of unrecognized deferred tax liability because of the complexities of the calculations involved. The Company will be required to record a tax charge if it is no longer able to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

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
for the years ended June 30, 2015, 2014 and 2013
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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance regarding Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for the Company beginning July 1, 2014, and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent accounting pronouncements not yet adopted as of June 30, 2015

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

In August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline. The Company expects that this guidance will have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted as of June 30, 2015 (continued)

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

In July 2015, the FASB issued guidance regarding Simplifying the Measurement of Inventory. This guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The guidance will not apply to inventories that are measured by using either the last-in, first-out (“LIFO”) method or the retail inventory method (“RIM”). The guidance is effective for the Company beginning July 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

3.	ACQUISITIONS

The cash paid, net of cash received related to the Company’s various acquisitions during the years ended June 30, 2015, 2014 and 2013 are summarized in the table below:

	2015	2014	2013
Net1 Mobile Solutions Proprietary Limited (“N1MS”) (formerly Pbel)	$-	$-	$1,913
SmartSwitch Botswana (Proprietary) Limited (“SmartSwitch Botswana”)	-	-	230
Total cash paid, net of cash received	$-	$-	$2,143

2015 acquisitions

None.

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
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS (continued)

2013 acquisitions (continued)

     N1MS (formerly Pbel)

On September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in N1MS, a South African private company, for ZAR 33 million (approximately $3.8 million). ZAR 23 million of the purchase price was paid in cash and the remaining ZAR 10 million was paid by issuing 142,236 shares of the Company’s common stock, which are earned by the sellers to the extent that N1MS achieves certain pre-defined financial performance milestones over a three-year measurement period. The 142,236 shares are divided into three equal tranches of 47,412 shares and the sellers earn the shares for each tranche only if the milestones for that particular tranche are achieved. However, the sellers were entitled to earn all 142,236 shares if the cumulative pre-defined N1MS projected profit over the measurement period was achieved or if the Company decides to abandon its Mobile Virtual Card initiative. During the years ended June 30, 2015, 2014 and 2013, N1MS achieved its pre-defined financial performance milestones and the sellers earned 47,412 shares of the Company’s common stock in each year.

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
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

4.	PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2015 payment service commenced on July 1, 2015, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2015. The July 2014 payment service commenced on July 1, 2014, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2014.

5.	ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net

Accounts receivable, net

	2015	2014
Accounts receivable, trade, net	$48,951	$64,885
Accounts receivable, trade, gross	50,907	66,198
Allowance for doubtful accounts receivable, end of year	1,956	1,313
Beginning of year	1,313	4,701
Deconsolidation	-	(32)
Reversed to statement of operations	(61)	(1,455)
Charged to statement of operations	1,580	714
Utilized	(654)	(2,451)
Foreign currency adjustment	(222)	(164)

Cash payments to agents in South Korea that are amortized over the contract period	53,431	46,591
Other receivables	46,386	36,591
Total accounts receivable, net	$148,768	$148,067

Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due from customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. The Company did not record a bad debt expense during the year ended June 30, 2015. During the year ended June 30, 2014 and 2013, respectively, the Company recorded a bad debt expense of $0.6 million and $0.4 million.

Finance loans receivable, net

	2015	2014
Finance loans receivable, gross	$44,600	$56,207
Allowance for doubtful finance loans receivable, end of year	4,227	3,083
Beginning of year	3,083	-
Charged to statement of operations	3,392	3,652
Utilized	(1,705)	(513)
Foreign currency adjustment	(543)	(56)
Total finance loans receivable, net	$40,373	$53,124

The Company did not expense any unrecoverable finance loans receivable during the year ended June 30, 2015 and 2014, respectively, because these loans were written off directly against the allowance for doubtful finance loans receivable. The Company recorded an unrecoverable finance loans receivable expense of $0.2 million during the year ended June 30, 2013.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

6.	INVENTORY

The Company’s inventory as of June 30, 2015 and 2014, is presented in the table below:

	2015	2014

Finished goods	$12,979	$10,785
	$12,979	$10,785

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
for the years ended June 30, 2015, 2014 and 2013
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
for the years ended June 30, 2015, 2014 and 2013
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

The fair value of these securities as of June 30, 2015, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

The Company’s ownership interest in Finbond as of June 30, 2015, is approximately 27%. The Company has no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also has no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company has concluded that it does not have significant influence over Finbond and therefore equity accounting is not appropriate.

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
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

     Derivative transactions - Foreign exchange contracts (continued)

The Company’s outstanding foreign exchange contracts are as follows:

As of June 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.1145	ZAR 13.6275	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.7062	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.7898	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.8683	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.9540	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 14.0397	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 14.1239	January 20, 2016

As of June 30, 2014

Fair market
Notional amount	Strike price	value price	Maturity
EUR 182,272.50	ZAR 15.2077	ZAR 14.5803	July 21, 2014
EUR 182,272.50	ZAR 15.3488	ZAR 14.5803	July 21, 2014
EUR 180,022.50	ZAR 15.4228	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.2819	ZAR 14.6542	August 20, 2014
EUR 180,022.50	ZAR 15.3623	ZAR 14.7367	September 22, 2014
EUR 180,022.50	ZAR 15.5041	ZAR 14.7367	September 22, 2014
EUR 181,570.50	ZAR 15.5739	ZAR 14.8119	October 20, 2014
EUR 181,570.50	ZAR 15.4316	ZAR 14.8119	October 20, 2014
EUR 180,022.50	ZAR 15.6552	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5136	ZAR 14.8982	November 20, 2014
EUR 180,022.50	ZAR 15.5970	ZAR 14.9874	December 22, 2014
EUR 180,022.50	ZAR 15.7391	ZAR 14.9874	December 22, 2014
EUR 174,424.50	ZAR 15.8119	ZAR 15.0671	January 20, 2015
EUR 174,424.50	ZAR 15.6729	ZAR 15.0671	January 20, 2015

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,640	$-	$-	$1,640
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,488	7,488
Other	-	1,259	-	1,259
Total assets at fair value	$1,640	$1,259	$7,488	$10,387
Liabilities
Foreign exchange contracts	$-	$452	$-	$452
Total liabilities at fair value	$-	$452	$-	$452

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

Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the years ended June 30, 2015 and 2014, respectively. There have been no transfers in or out of Level 3 during the years ended June 30, 2015 and 2014, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
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

     Assets and liabilities measured at fair value on a nonrecurring basis

The Company measures its assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The Company has no liabilities that are measured at fair value on a nonrecurring basis. The Company reviews the carrying values of its assets when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s assets are determined using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the assets exceeds its fair value and the excess is determined to be other-than-temporary. The Company has not recorded any impairment charges during the reporting periods presented herein. The Company owns 25% of One Credit Limited and has provided it a credit facility of up to $10 million in the form of convertible debt, none of which had been utilized as of June 30, 2015.

8.	PROPERTY, PLANT AND EQUIPMENT, net

Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2015 and 2014:

	2015	2014
Cost:
Land	$869	$967
Building and structures	477	530
Computer equipment	121,033	110,393
Furniture and office equipment	6,295	6,686
Motor vehicles	17,660	20,575
Plant and equipment	-	68
	146,334	139,219
Accumulated depreciation:
Land	-	-
Building and structures	134	128
Computer equipment	75,681	73,908
Furniture and office equipment	4,901	4,799
Motor vehicles	13,298	12,519
Plant and equipment	-	68
	94,014	91,422
Carrying amount:
Land	869	967
Building and structures	343	402
Computer equipment	45,352	36,485
Furniture and office equipment	1,394	1,887
Motor vehicles	4,362	8,056
Plant and equipment	-	-
	$52,320	$47,797

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	GOODWILL AND INTANGIBLE ASSETS, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2015, 2014 and 2013:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of July 1, 2012	$224,888	$(42,151)	$182,737
Acquisition of N1MS (Note 3)	1,710	-	1,710
Acquisition of SmartSwitch Botswana (Note 3)	657	-	657
Foreign currency adjustment (1)	(8,697)	(601)	(9,298)
Balance as of June 30, 2013	218,558	(42,752)	175,806
Loss on liquidation of Net1 Universal Electronic Technologies (Austria) GmbH and associated entities (“Net1 UTA”) (Note 19)	(44,445)	44,445	-
Foreign currency adjustment (1)	12,463	(1,693)	10,770
Balance as of June 30, 2014	186,576	-	186,576
Foreign currency adjustment (1)	(20,139)	-	(20,139)
Balance as of June 30, 2015	$166,437	$0	$166,437

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

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

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. The results of our impairment tests during the year ended June 30, 2015 and 2014, indicated that the fair value of the Company’s reporting units exceeded their carrying values and therefore the Company’s reporting units were not at risk of potential impairment.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2013	$30,525	$113,972	$31,309	$175,806
Loss on liquidation of Net1 Universal Electronic Technologies (Austria) GmbH and associated entities (“Net1 UTA”) (Note 19)	-	-	-	-
Foreign currency adjustment (1)	(2,008)	14,455	(1,677)	10,770
Balance as of June 30, 2014	28,517	128,427	29,632	186,576
Foreign currency adjustment (1)	(3,938)	(12,908)	(3,293)	(20,139)
Balance as of June 30, 2015	$24,579	$115,519	$26,339	$166,437

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	GOODWILL AND INTANGIBLE ASSETS, net (continued)

Intangible assets, net

The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. No intangible assets have been impaired during the years ended June 30, 2015, 2014 and 2013, respectively.

Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2015 and 2014:

	As of June 30, 2015			As of June 30, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$88,109	$(45,312)	$42,797	$98,676	$(41,273)	$57,403
Software and unpatented technology	29,964	(28,323)	1,641	33,604	(26,207)	7,397
FTS patent	3,119	(3,119)	-	3,619	(3,619)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,094	(3,408)	2,686	6,890	(3,176)	3,714
Total finite-lived intangible assets.	$131,792	$(84,668)	$47,124	$147,295	$(78,781)	$68,514

Amortization expense charged for the years to June 30, 2015, 2014 and 2013 was $19.4 million, $16.6 million, and $18.2 million, respectively.

Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2015, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2016	$10,808
2017	8,448
2018	8,446
2019	8,134
2020	7,951
Thereafter	$3,337

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10	REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the years ended June 30, 2015 and 2014:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balances acquired on July 1, 2013	$19,557	$(19,711)
Claims and policyholders’ benefits under insurance contracts	2,790	(3,063)
Foreign currency adjustment (3)	(1,285)	1,296
Balance as of June 30, 2014	21,062	(21,478)
Claims and policyholders’ benefits under insurance contracts	30	(55)
Transfer to reinsurer(4)	(18,000)	18,000
Foreign currency adjustment (3)	(2,909)	2,966
Balance as of June 30, 2015	$183	$(567)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the U.S. dollar.
(4)	Smart Life has agreed to transfer certain fully reinsured policies to the reinsurer pursuant to conditions imposed by the

South African Financial Service Board to uplift the suspension of its life insurance license.

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

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the years ended June 30, 2015 and 2014:

		Investment
	Assets (1)	contracts (2)
Balances acquired on July 1, 2013	$953	$(953)
Maturity claims under investment contracts	(202)	202
Foreign currency adjustment (3)	(63)	63
Balance as of June 30, 2014	688	(688)
Foreign currency adjustment (3)	(95)	95
Balance as of June 30, 2015	$593	$(593)

(1)	Included in other long-term assets;
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.	OTHER PAYABLES

Summarized below is the breakdown of other payables as of June 30, 2015 and 2014:

	2015	2014

Participating merchants settlement obligation	$400	$2,118
Payroll-related payables	1,008	991
Accruals	14,484	10,704
Value-added tax payable	3,327	3,477
Other	9,361	7,027
Provisions	17,015	17,940
	$45,595	$42,257

12.	SHORT-TERM FACILITIES

South Africa

The Company’s short-term South African credit facility with Nedbank Limited comprises an overdraft facility of up to ZAR 250 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. As of June 30, 2015, the interest rate on the overdraft facility was 8.10%. On July 23, 2015, the interest rate on the overdraft facility was increased to 8.35% due to an increase in the South Africa repurchase rate by 0.25%. The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a wholly owned South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

On July 30, 2015, the Company reduced the overdraft facility component of the Company’s available aggregate facility with Nedbank from up to ZAR 250 million to up to ZAR 50 million, effective July 30, 2015. The aggregate amount of the facility remained at up to ZAR 400 million; however, the terms of the facility have been modified so that the aggregate amount now consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The overdraft facility and the indirect and derivative facilities are both included within the primary amount.

As of each of June 30, 2015 and 2014, respectively, the Company had not utilized any of its ZAR 250.0 million ($20.3 million, translated at exchange rates applicable as of June 30, 2015) overdraft facility. As of June 30, 2015, the Company had utilized approximately ZAR 139.6 million ($11.4 million, translated at exchange rates applicable as of June 30, 2015) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 24). As of June 30, 2014, the Company had utilized approximately ZAR 139.0 million ($13.1 million, translated at exchange rates applicable as of June 30, 2014) of its indirect and derivative facilities.

South Korea

The Company obtained a KRW 10 billion short-term overdraft facility from Hana Bank, a South Korean bank, in January 2014. The facility expired in January 2015 and was renewed for one year and now expires in January 2016. As of June 30, 2015, the interest rate on the overdraft facility was 3.60% .. The Company has ceded the warehouse it owns in South Korea as security for its repayment obligations under the facility. As of each of June 30, 2015 and 2014, respectively, the Company had not utilized any of its KRW 10.0 billion ($8.9 million, translated at exchange rates applicable as of June 30, 2015) overdraft facility.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.	LONG-TERM BORROWINGS

In October 2013, the Company refinanced its long-term South Korean credit facility and signed a new five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of South Korean banks. The Facilities Agreement provides for three separate facilities to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”): a Facility A loan of up to KRW 60.0 billion ($53.2 million), a Facility B loan of up to KRW 15 billion ($13.3 million) and a Facility C revolving credit facility of up to KRW 10.0 billion ($8.9 million) (all facilities denominated in KRW and translated at exchange rates applicable as of June 30, 2015).

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

The Company drew approximately KRW 4.0 billion ($3.8 million) during the year ended June 30, 2015, to pay interest due under the Facilities Agreement. The carrying value as of June 30, 2015, was $59.6 million. As of June 30, 2015, the carrying amount of the long-term borrowings approximated its fair value.

Interest on the loans and revolving credit facility is payable quarterly and is based on the South Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility; and a margin of 2.90% for the Facility B loan. The CD rate was 1.80% on June 30, 2015, and therefore the interest rate in effect as of June 30, 2015, for the Facility A loan and Facility C revolving credit facility was 4.90%. A commitment fee of 0.3% is payable on any un-drawn and un-cancelled amount of the revolving credit facility.

The Company paid facilities fees of approximately KRW 0.9 billion ($0.9 million) on October 29, 2013, and amortized approximately $0.2 million and $0.3 million of these fees during the years ended June 30, 2015 and 2014, respectively. The Company has expensed the remaining prepaid facility fees related to the Company’s refinanced South Korean credit facility of approximately $0.4 million during the year ended June 30, 2014. Total interest expense related to the new and refinanced facilities during the year ended June 30, 2015, 2014 and 2013, was $3.6 million, $4.8 million and $7.1 million, respectively.

The Facility A loan is repayable in three scheduled annual installments of KRW 10 billion in April 2016, 2017 and 2018, with a final installment of KRW 30 billion due at the maturity date (October 29, 2018). The Facility B loan was repaid in full on October 29, 2014. The Facility C revolving credit facility is repayable in full on the maturity date. Prepayment of the revolving credit facility may be withdrawn at any time up to three months before the maturity date.

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
for the years ended June 30, 2015, 2014 and 2013
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

The Company’s number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described in Note 18—Amended and Restated Stock Incentive Plan—Restricted Stock—General Terms of Awards. The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013

Number of shares, net of treasury:
Statement of changes in equity	46,679,565	47,819,299	45,592,550
Less: Non-vested equity shares that have not vested as of end of year (Note 18)	341,529	385,778	405,226
Number of shares, net of treasury excluding non-vested equity shares that have not vested	46,338,036	47,433,521	45,187,324

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

The authorization may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, liquidity and other factors that management deems appropriate. The Company did not repurchase any of its shares during the years ended June 30, 2015 and 2014, under this authorization. However, during the year ended June 30, 2015, the Company entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) the Company repurchased BVI’s remaining 1,837,432 shares of the Company’s common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd (“CPS”) representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective. In addition, during the year ended June 30, 2014, the Company repurchased 2,428,122 shares for approximately $24.9 million as described below under “—December 2013 Black Economic Empowerment transactions—Salient terms of the BEE Relationship Agreements”.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
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

Salient terms of the BEE Relationship Agreements

Pursuant to Relationship Agreements between the Company and its BEE partners, the Company sold an aggregate of 4,400,000 shares of its common stock (“BEE shares”), which are contractually restricted as to resale as described below, for a purchase price of ZAR 60.00 per share. This price represented 75% of the closing price of the Company’s common stock on the JSE on December 6, 2013, the date the Company completed final negotiation of the terms of these BEE transactions. In South Africa, it is customary for BEE equity investment transactions in companies, including publicly-traded companies, to be priced at a substantial discount to the fair value or current trading price of the subject company’s shares. The 25% discount was negotiated between the parties on an arm’s length basis and took into account a number of factors reflecting the lack of liquidity of the BEE shares due to the contractual provisions described below.

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
for the years ended June 30, 2015, 2014 and 2013
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

The table below presents the change in accumulated other comprehensive (loss) income per component during years ended June 30, 2015, 2014 and 2013:

		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total
	‘000	‘000	‘000
Balance as of July 1, 2012	$(75,137)	$(585)	$(75,722)
Movement in foreign currency translation reserve	(26,051)	-	(26,051)
Unrealized loss on asset available for sale, net of tax of $356.	-	915	915
Balance as of June 30, 2013	(101,188)	330	(100,858)
Movement in foreign currency translation reserve	13,552	-	13,552
Release of foreign currency translation reserve related to sale/ liquidation of businesses	4,277	-	4,277
Unrealized loss on asset available for sale, net of tax of $112.	-	288	288
Balance as of June 30, 2014	(83,359)	618	(82,741)
Movement in foreign currency translation reserve	(56,862)	-	(56,862)
Unrealized loss on asset available for sale, net of tax of $97	-	422	422
Balance as of June 30, 2015	$(140,221)	$1,040	$(139,181)

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (continued)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2015 and 2013. The Company released a net loss of $4.3 million from its foreign currency translation reserve to selling, general and administration expense on its consolidated statement of operations during the year ended June 30, 2014, as a result of the sale and liquidation of certain subsidiaries (See also Note 19). There were no other reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2014.

16.	REVENUE

	2015	2014	2013

Services rendered – comprising mainly fees and commissions	$536,046	$518,297	$430,268
Loan-based fees received	62,235	33,560	6,613
Sale of goods – comprising mainly hardware and software sales	27,698	29,799	15,266
	$625,979	$581,656	$452,147

Services rendered – comprising mainly fees and commissions for the year ended June 30, 2014, includes a once-off receipt of $26.6 million related to the recovery of additional implementation costs incurred during the beneficiary re-registration process during the years ended June 30, 2013 and 2012. During the years ended June 30, 2015, 2014 and 2013, the Company did not recognize any revenue using the percentage of completion method.

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
for the years ended June 30, 2015, 2014 and 2013
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

Options

     General Terms of Awards

Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and expire 10 years after the date of grant. The options generally become exercisable in accordance with a vesting schedule ratably over a period of three years from the date of grant. The Company issues new shares to satisfy stock option award exercises but may also use treasury shares.

     Valuation Assumptions

The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in 2015, 2014 and 2013. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013
Expected volatility	60%	50%	49%
Expected dividends	0%	0%	0%
Expected life (in years)	3	3	3
Risk-free rate	1.0%	0.9%	0.3%

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
for the years ended June 30, 2015, 2014 and 2013
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

          Performance Conditions - Restricted Stock Granted in November 2010

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

Any outstanding award shares that were not vested and nonforfeitable as of November 10, 2013, were forfeited by the recipient on November 10, 2013, and transferred to the Company for no consideration. One-third of the award shares vested on November 10, 2011. The remaining two-thirds of the restricted stock award did not vest because the financial performance target of $1.90 was not met for June 30, 2013. Refer also “—Stock option and restricted stock activity—restricted stock” below.

          Market Conditions - Restricted Stock Granted in August and November 2014

In August and November 2014, respectively, the Remuneration Committee approved an award of 127,626 and 71,530 shares of restricted stock to employees. These shares of restricted stock will vest in full only on the date, if any, the following conditions are satisfied: (1) the closing price of the Company’s common stock equals or exceeds $19.41 (subject to appropriate adjustment for any stock split or stock dividend) for a period of 30 consecutive trading days during a measurement period commencing on the date that the Company files its Annual Report on Form 10-K for the fiscal year ended 2017 and ending on December 31, 2017 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $19.41 price target represents a 20% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $11.23 closing price on August 27, 2014.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

     Restricted Stock (continued)

          Market Conditions - Restricted Stock Granted in August and November 2014 (continued)

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

Stock option and restricted stock activity

     Options

The following table summarizes stock option activity for the years ended June 30, 2015, 2014 and 2013:

			Weighted
			Average		Weighted
		Weighted	Remaining	Aggregate	Average
		average	Contractual	Intrinsic	Grant
	Number of	exercise	Term	Value	Date Fair
	shares	price ($)	(in years)	($’000)	Value ($)
Outstanding – July 1, 2012	2,247,583	16.28	6.43	602	-
Granted under Plan: August 2012	431,000	8.75	10.00	1,249	2.90
Exercised	(30,000)	7.98		24
Outstanding – June 30, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Exercised	(26,667)	7.00		91
Forfeited	(136,420)	23.51		-
Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(773,633)	8.35		3,845
Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock option and restricted stock activity (continued)

     Options (continued)

The following table presents stock options vesting and expecting to vest as of June 30, 2015:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – June 30, 2015	2,401,169	15.34	4.74	11,516

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of June 30, 2015:

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable – June 30, 2015	1,643,163	17.82	2.96	5,234

During the years ended June 30, 2015, 2014 and 2013, approximately 330,967, 462,333, and 442,666 stock options became exercisable, respectively. Included in the 442,666 stock options are 30,000 stock options with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The stock option vesting was accelerated in recognition of this director’s long service and valued contributions.

During the year ended June 30, 2015, the Company received approximately $2.0 million from 201,395 stock options exercised. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. During the year ended June 30, 2014, the Company received $0.2 million from 26,667 stock options exercised by employees. During the year ended June 30, 2013, the Company received approximately $0.2 million from 30,000 stock options exercised by the non-employee director that resigned. During the years ended June 30, 2014, employees forfeited 136,420 stock options. There were no forfeitures during the years ended June 30, 2015 and 2013, respectively. The Company issues new shares to satisfy stock option exercises.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock option and restricted stock activity (continued)

     Restricted stock

The following table summarizes restricted stock activity for the years ended June 30, 2015, 2014 and 2013:

	Number of	Weighted
	Shares of	Average Grant
	Restricted	Date Fair Value
	Stock	($’000)
Non-vested – July 1, 2012	646,617	7,061
Granted – August 2012	21,569	189
Vested – August 2012	(23,436)	216
Vested – February 2013	(183,333)	1,016
Vested – May 2013	(858)	7
Total vested	(207,627)
Forfeitures	(55,333)	407
Non-vested – June 30, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Vested – February 2014	(183,333)	1,742
Total vested	(200,240)
Forfeitures	(7,171)	84
Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Granted – November 2014	71,530	229
Total granted	213,237
Vested – August 2014	(74,152)	828
Vested – February 2015	(183,334)	2,400
Total vested	(257,486)
Non-vested – June 30, 2015	341,529	1,759

The fair value of restricted stock vested during the years ended June 30, 2015, 2014 and 2013, was $3.2 million, $1.9 million and $1.2 million, respectively. A non-employee director resigning during the year ended June 30, 2014, forfeited 7,171 shares of restricted stock that had not vested. Included in the 23,436 shares of restricted stock that vested in August 2012 are 8,547 shares with respect to which the Remuneration Committee of the Board agreed to accelerate vesting prior to the resignation of a non-employee director. The second and third tranche totaling 55,333 shares of restricted stock granted in November 2010 to two executive officers did not vest because the agreed performance target was not achieved. Forfeited shares of restricted stock are returned to the Company and, in accordance with the Plan, are available for future issuances by the Remuneration Committee.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a net stock compensation charge of $3.2 million, $3.7 million and $3.9 million for the years ended June 30, 2015, 2014 and 2013, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2015
Stock-based compensation charge	$3,195	$-	$3,195
Total – year ended June 30, 2015	$3,195	$-	$3,195
Year ended June 30, 2014
Stock-based compensation charge	$3,724	$-	$3,724
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – year ended June 30, 2014	$3,718	$-	$3,718
Year ended June 30, 2013
Stock-based compensation charge	$4,387	$-	$4,387
Reversal of stock compensation charge related to restricted stock forfeited	(480)	-	(480)
Total – year ended June 30, 2013	$3,907	$-	$3,907

The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of June 30, 2015, the total unrecognized compensation cost related to stock options was approximately $1.6 million, which the Company expects to recognize over approximately two years. As of June 30, 2015, the total unrecognized compensation cost related to restricted stock awards was approximately $1.2 million, which the Company expects to recognize over approximately two years.

Tax consequences

The Company has recorded a deferred tax asset of approximately $1.4 million and $1.6 million, respectively, for the years ended June 30, 2015 and 2014, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

19.	DECONSOLIDATION OF BUSINESSES SOLD OR LIQUIDATED AND DISPOSAL OF BUSINESS

The profit (loss) on deconsolidation of businesses sold or liquidated and disposal of business during the years ended June 30, 2015, 2014 and 2013 are summarized in the table below:

	2015	2014	2013
Profit on sale of MediKredit Integrated Healthcare Solutions Proprietary Limited (“MediKredit”)	$-	$4,125	$-
Profit on disposal of assets related to the business of Net 1 Universal Electronic Technological Solutions (Pty) Ltd (“NUETS business”)	-	2,081	-
Loss on liquidation of Net1 UTA	-	(6,261)	-
Net profit (loss) for the year ended June 30,	$-	$(55)	$-

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.	DECONSOLIDATION OF BUSINESSES SOLD OR LIQUIDATED AND DISPOSAL OF BUSINESS (continued)

2014 transactions

     Sale of MediKredit

On June 17, 2014, the Company sold its MediKredit subsidiary to an unrelated third party. The Company has recorded a profit of approximately $4.1 million related to the sale in selling, general and administration expense on its consolidated statement of operations for the year ended June 30, 2014. The profit has been allocated to corporate/eliminations. The sales price will be paid in three tranches, approximately 57% on June 17, 2014, approximately 14% on June 1, 2015, and the remainder on June 1, 2016. In addition, the parties agreed that MediKredit would continue to operate at the Company’s premises at no cost to the purchaser until September 30, 2014. Furthermore, the parties agreed that MediKredit provide certain development, support and maintenance services (collectively “Services”) related to technology used in the United States at no cost to the Company up to an amount of $0.3 million, translated at the foreign exchange rates applicable as of June 30, 2014. The Company determined that the Services comprise part of the sales price of MediKredit and have increased the profit on sale accordingly. In addition, the Company determined that the provision of an operating area within the Company’s premises represents an obligation on it, and has reduced the profit on sale accordingly. The fair value of the Services and free rental of premises has been determined using prices that would have been charged between unrelated third parties. Finally, the Company was required to release a gain of approximately $2.0 million from its foreign currency transaction reserve which has been included in the profit on sale. During the year ended June 30, 2014, the Company incurred transaction-related expenditure of $0.01 million related to the sale of MediKredit.

The purchaser is contingently obligated to pay the Company additional amounts based on future expansion of the MediKredit business in certain circumstances. The Company has not recorded any of these amounts during the year ended June 30, 2015 and 2014, respectively, as none of the contingent events occurred during these years.

     Disposal of assets related to NUETS business

On June 30, 2014, the Company sold the NUETS business, which consisted primarily of customer contracts, other than contracts for UEPS systems in Botswana and Namibia, and equipment for approximately $2.2 million in cash. The Company received $0.2 million of these cash proceeds in June 2014, and the remaining $1.9 million was received in July 2014, and was included in accounts receivable, net, as of June 30, 2014. The Company recorded a profit of approximately $2.1 million on the sale in selling, general and administration expense on its consolidated statement of operations for the year ended June 30, 2014. The profit has been allocated to corporate/eliminations. The shareholders of the purchaser comprise a former employee of the Company, a U.S.-based economic development equity fund and other unrelated individuals and private companies. The Company has provided the purchaser with a non-exclusive, perpetual, worldwide license to use the Company’s UEPS technology. The purchaser may not use this technology in South Africa to provide payment services and specifically may not use the technology in any manner to service the Ministry of Social Development in South Africa and/or SASSA. The parties agreed that the Company provide certain administrative and technical support services related to the NUETS business until March 2015. During the year ended June 30, 2014, the Company incurred transaction-related expenditure of $0.06 million related to the sale of NUETS business.

     Liquidation of Net1 UTA

The Company had substantially liquidated its Net1 UTA business during the year ended June 30, 2014, due to an inability to implement and expand its technology into new markets on a profitable basis. Net1 UTA’s operations were streamlined a number of years ago and the Company did not incur significant cash costs to liquidate Net1 UTA. However, the Company was required to release approximately $6.3 million from its foreign currency transaction reserve which has resulted in a loss on liquidation of Net1 UTA. This non-cash loss on liquidation of Net1 UTA has been recorded in selling, general and administration expense on its consolidated statement of operations for the year ended June 30, 2014. The loss has been allocated to corporate/eliminations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES

Income tax provision

The table below presents the components of income before income taxes for the years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013

South Africa	$137,138	$121,338	$38,654
United States	(7,286)	(9,923)	(10,075)
Other	10,566	(2,273)	(1,300)
Income before income taxes	$140,418	$109,142	$27,279

Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013

Current income tax	$48,795	$61,902	$33,968
South Africa	39,901	41,326	15,418
United States	3,109	14,838	16,061
Other	5,785	5,738	2,489
Deferred taxation (benefit) charge	(2,292)	(7,887)	(4,915)
South Africa	398	(3,345)	(2,037)
United States	485	(107)	(331)
Other	(3,175)	(4,435)	(2,547)
Capital gains tax	-	202	7
Foreign tax credits generated – United States	(2,367)	(14,838)	(14,404)
Income tax provision	$44,136	$39,379	$14,656

There were no significant capital gains taxes paid during the years ended June 30, 2015, 2014 and 2013.

There were no changes to the enacted tax rate in the years ended June 30, 2015, 2014 and 2013.

The movement in the valuation allowance for the year ended June 30, 2015, relates primarily to the release of the valuation allowance resulting from the utilization of foreign tax credits during the year. The movement in the valuation allowance for the year ended June 30, 2014, relates to releases of the valuation allowance resulting from the utilization of foreign tax credits during the year and deconsolidation of net operating loss carryforwards for MediKredit. The movement in the valuation allowance for the year ended June 30, 2013, relates to valuation allowances for foreign tax credits and valuation allowances related to net operating loss carryforwards for the Company’s South African subsidiaries, primarily MediKredit.

Net1 included actual and deemed dividends received from one of its South African subsidiaries in its years ended June 30, 2015, 2014 and 2013, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2015, 2014 and 2013.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES (continued)

Income tax provision (continued)

A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2015, 2014 and 2013, is as follows:

	2015		2014		2013
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		28.00%
Non-deductible items	2.36%		4.71%		6.78%
Foreign tax rate differential	0.06%		1.89%		10.39%
Foreign tax credits	(1.68%	)	(13.59%	)	(52.80%	)
Taxation on deemed dividends in the United States	3.46%		13.46%		57.32%
Capital gains tax paid	0.00%		0.19%		0.03%
Movement in valuation allowance	(0.08%	)	1.23%		9.40%
Prior year adjustments	(0.69%	)	0.19%		(5.39%	)
Income tax provision	31.43%		36.08%		53.73%

The non-deductible items during the year ended June 30, 2015, include primarily legal and consulting fees incurred that are not deductible for tax purposes. The non-deductible items during the year ended June 30, 2014, relates principally to expenses that are not deductible for tax purposes, including the charge related to the equity awards issued pursuant to the Company’s BEE transactions, stock-based compensation charges, costs incurred to support foreign related entities and interest expense. The non-deductible items during the year ended June 30, 2013, relates principally to expenses that are not deductible for tax purposes, including stock-based compensation charges, costs incurred to support foreign related entities and interest expense. The foreign tax rate differential represents the difference between statutory tax rates in South Africa and foreign jurisdictions, primarily the United States.

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

	2015	2014
Total deferred tax assets
Net operating loss carryforwards	$1,216	$1,901
Provisions and accruals	5,653	5,470
FTS patent	691	909
Intangible assets	616	123
Foreign tax credits	20,212	23,338
Other	7,330	7,765
Total deferred tax assets before valuation allowance	35,718	39,506
Valuation allowances	(22,550)	(25,153)
Total deferred tax assets, net of valuation allowance	13,168	14,353
Total deferred tax liabilities:
Intangible assets	11,510	16,600
Other	4,924	5,824
Total deferred tax liabilities	16,434	22,424
Reported as
Current deferred tax assets	7,298	7,451
Long term deferred tax liabilities	10,564	15,522
Net deferred income tax liabilities	$3,266	$8,071

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20. INCOME TAXES (continued)

Deferred tax assets and liabilities (continued)

     Decrease in total deferred tax liabilities

          Intangible assets

Deferred tax liabilities – intangible assets have decreased during the year ended June 30, 2015, primarily as a result of the amortization of the underlying KSNET intangible assets during the year.

     Decrease in valuation allowance

At June 30, 2015, the Company had deferred tax assets of $13.2 million (2014: $14.4 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At June 30, 2015, the Company had a valuation allowance of $22.6 million (2014: $25.2 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2015 and 2014, is presented below:

				Net
		Foreign	Tax	operating
		tax	deductible	loss carry-	FTS
	Total	credits	goodwill	forwards	patent	Other
July 1, 2013	$54,117	$24,636	$16,957	$11,814	$474	$236
Reversed to statement of operations	(1,412)	(1,412)	-	-	-	-
Charged to statement of operations	1,442	113	-	1,329	-	-
Utilized	(26,698)	-	(17,682)	(9,016)	-	-
Deconsolidation	(3,075)	-	-	(3,075)	-	-
Foreign currency adjustment	779	-	725	192	(105)	(33)
June 30, 2014	$25,153	$23,337	$-	$1,244	$369	$203
Reversed to statement of operations	(3,126)	(3,126)	-	-	-	-
Charged to statement of operations	794	-	-	-	-	794
Utilized	(128)	-	-	(128)	-	-
Foreign currency adjustment	(143)	-	-	(28)	(115)	-
June 30, 2015	$22,550	$20,211	$-	$1,088	$254	$997

     Net operating loss carryforwards and foreign tax credits

          United States

As of June 30, 2015, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	U.S. net operating
loss carry
forwards
2025	$2,974

During the year ended June 30, 2015 and 2014, Net1 generated additional foreign tax credits related to the cash dividends received. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2015 and 2014, respectively. The unused foreign tax credits generated expire after ten years in 2024, 2023, 2022, 2021 and 2020.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
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

Uncertain tax positions

As of June 30, 2015 and 2014, the Company has unrecognized tax benefits of $2.3 million and $1.2 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Austria, Botswana and in the U.S. federal jurisdiction. As of June 30, 2015, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2010. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2015, 2014 and 2013:

	2015	2014	2013
Unrecognized tax benefits - opening balance	$1,160	$1,150	$1,314
Gross decreases - tax positions in prior periods	-	-	(170)
Gross increases - tax positions in current period	1,311	38	216
Lapse of statute limitations	-	-	-
Foreign currency adjustment	(149)	(28)	(210)
Unrecognized tax benefits - closing balance	$2,322	$1,160	$1,150

As of June 30, 2015 and 2014, the Company had accrued interest related to uncertain tax positions of approximately $0.3 million and $0.2 million, respectively, on its balance sheet.

21.	EARNINGS PER SHARE

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2015, 2014 and 2013, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted earnings per share has been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in October 2010, November 2010, February 2012, August 2014 and November 2014 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 18.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

21.	EARNINGS PER SHARE (continued)

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method for the years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands except percent and
		per share data)
Numerator:
Net income attributable to Net1	$94,735	$70,111	$12,977
Undistributed earnings	94,735	70,111	12,977
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%
Numerator for earnings per share: basic and diluted	$93,750	$69,376	$12,836

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	46,247	45,997	45,057
Effect of dilutive securities:
Performance shares related to acquisition		-	95
Stock options	152	119	30
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	46,399	46,116	45,182

Earnings per share:
Basic	$2.03	$1.51	$0.28
Diluted	$2.02	$1.50	$0.28

(Calculation 1)
Basic weighted-average common shares outstanding (A)	46,247	45,997	45,057
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	46,733	46,484	45,553
Percent allocated to common shareholders (A) / (B)	99%	99%	99%

Options to purchase 1,597,751 shares of the Company’s common stock at prices ranging from $11.23 to $24.46 per share were outstanding during the year ended June 30, 2015, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through on August 27, 2024, were still outstanding as of June 30, 2015.

22.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information

The following table presents the supplemental cash flow disclosures for the years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013
Cash received from interest	$16,399	$14,703	$12,043
Cash paid for interest	$4,360	$6,969	$7,927
Cash paid for income taxes	$45,459	$42,417	$21,900

As discussed in Note 18, during the year ended June 30, 2015, employees exercised stock options through the delivery 336,584 shares of the Company’s common stock at the closing price on September 9, 2014 or $13.93 under the terms of their option agreements. These shares are included in the Company’s total share count and amount reflected as treasury shares on the consolidated balance sheet as of June 30, 2015 and consolidated statement of changes in equity for the year ended June 30, 2015.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.	SUPPLEMENTAL CASH FLOW INFORMATION (continued)

Supplemental cash flow information (continued)

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

2014
Cash (used in ) provided by investing activities:
Loans provided to BEE partners	$(25,054)
Loans repaid by BEE partners	$24,574

Cash provided by (used in) financing activities:
Issue of shares of the Company’s common stock to BEE partners	$25,054
Purchase of shares from BEE partners	$(24,858)

 In addition, the equity instrument charges discussed in Note 17 and expensed during the year ended June 30, 2014 are book entries and were not paid in cash.

23.	OPERATING SEGMENTS

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

 The South African transaction processing segment currently consists mainly of a welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of recipient cardholders paid. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2015, there was one such customer, providing 24% of total revenue (2014: one such customer, providing 27% of total revenue; 2013: one such customer, providing 42% of total revenue).

The Financial inclusion and applied technologies segment derives revenue from the provision of short-term loans as a principal and the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts. This segment also includes fee income and associated expenses from merchants and card holders using the Company’s merchant acquiring system, the sale of prepaid products (electricity and airtime) as well as the sale of hardware and software. Finally, the Company earns premium income from the sale of life insurance products and investment income through its insurance business.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

Operating segments (continued)

The International transaction processing segment consists mainly of activities in South Korea from which the Company generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in South Korea. The segment also includes start up costs related to ZAZOO in the UK and India and generates transaction fee revenue from transaction processing of UEPS-enabled smartcards in Botswana and, until February 2013, through NUETS initiative in Iraq as well as transaction processing of medical-related claims in the United States.

Corporate/eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets. The charges related to the BEE equity instrument issued during the year ended June 30, 2014 (refer to Note 17), and the profit related to the deconsolidation of subsidiaries and disposal of business (refer to Note 19), during the year ended June 30, 2014, has been allocated to corporate/eliminations.

The reconciliation of the reportable segments revenue to revenue from external customers for the years ended June 30, 2015, 2014 and 2013, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$236,452	$20,521	$215,931
International transaction processing	164,554	-	164,554
Financial inclusion and applied technologies	272,600	27,106	245,494
Total for the year ended June 30, 2015	673,606	47,627	625,979

South African transaction processing	261,577	11,543	250,034
International transaction processing	152,725	-	152,725
Financial inclusion and applied technologies	207,595	28,698	178,897
Total for the year ended June 30, 2014	621,897	40,241	581,656

South African transaction processing	242,739	495	242,244
International transaction processing	135,954	-	135,954
Financial inclusion and applied technologies	108,001	34,052	73,949
Total for the year ended June 30, 2013	$486,694	$34,547	$452,147

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the years ended June 30, 2015, 2014 and 2013, respectively, is as follows:

	For the years ended June 30,
	2015	2014	2013
Reportable segments measure of profit or loss	$150,538	$144,038	$50,383
Operating income: Corporate/Eliminations	(22,019)	(42,240)	(27,221)
Interest income	16,355	14,817	12,083
Interest expense	(4,456)	(7,473)	(7,966)
Income before income taxes	$140,418	$109,142	$27,279

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

The following tables summarize segment information which is prepared in accordance with GAAP for the years ended June 30, 2015, 2014 and 2013:

	For the years ended June 30,
	2015	2014	2013
Revenues
South African transaction processing	$236,452	$261,577	$242,739
International transaction processing	164,554	152,725	135,954
Financial inclusion and applied technologies	272,600	207,595	108,001
Total	673,606	621,897	486,694
Operating income (loss)
South African transaction processing	51,008	61,401	(21,316)
International transaction processing	26,805	21,952	14,208
Financial inclusion and applied technologies	72,725	60,685	57,491
Subtotal: Operating segments	150,538	144,038	50,383
Corporate/Eliminations	(22,019)	(42,240)	(27,221)
Total	128,519	101,798	23,162
Depreciation and amortization
South African transaction processing	7,093	7,036	7,516
International transaction processing	17,846	15,823	14,183
Financial inclusion and applied technologies	808	874	678
Subtotal: Operating segments	25,747	23,733	22,377
Corporate/Eliminations	14,938	16,553	18,222
Total	40,685	40,286	40,599
Expenditures for long-lived assets
South African transaction processing	7,008	3,425	9,400
International transaction processing	28,205	19,393	12,490
Financial inclusion and applied technologies	1,223	1,088	857
Subtotal: Operating segments	36,436	23,906	22,747
Corporate/Eliminations	-	-	-
Total	$36,436	$23,906	$22,747

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

It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

Geographic Information

Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2015	2014	2013

South Africa	$461,425	$428,931	$317,916
South Korea	160,853	146,667	129,338
Rest of world	3,701	6,058	4,893
Total	$625,979	$581,656	$452,147

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

Geographic Information (continued)

Long-lived assets based on the geographic location for the years ended June 30, are presented in the table below:

		Long-lived assets
	2015	2014	2013

South Africa	$72,467	$105,627	$117,858
South Korea	202,682	229,830	213,589
Rest of world	20,058	6,593	7,676
Total	$295,207	$342,050	$339,123

24.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain premises. At June 30, 2015, the future minimum payments under operating leases consist of:

Due within 1 year	$3,828
Due within 2 years	$2,133
Due within 3 years	$794
Due within 4 years	$314
Due within 5 years	$107

Operating lease payments related to the premises and equipment were $6.8 million, $7.5 million and $15.9 million, respectively, for the years ended June 2015, 2014 and 2013, respectively.

Capital commitments

As of June 30, 2015 and 2014, the Company had outstanding capital commitments of approximately $3.4 million and $0.2 million, respectively.

Purchase obligations

As of June 30, 2015 and 2014, the Company had purchase obligations totaling $5.0 million and $5.5 million, respectively. The purchase obligations as of June 30, 2015, primarily include inventory that will be delivered to the Company and sold to customers in the next twelve months.

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 134.5 million ($11.0 million, translated at exchange rates applicable as of June 30, 2015) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 125.0 million ($10.2 million, translated at exchange rates applicable as of June 30, 2015). The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of June 30, 2015. The maximum potential amount that the Company could pay under these guarantees is ZAR 134.5 million ($11.0 million, translated at exchange rates applicable as of June 30, 2015). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 12.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.	COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

     Securities Litigation

On December 24, 2013, Net1, its chief executive officer and its chief financial officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported shareholder of Net1 and all other similarly situated shareholders who purchased Net1’s securities between August 27, 2009 and November 27, 2013. On July 23, 2014, the Court appointed a lead plaintiff and lead counsel. On September 22, 2014, the lead plaintiff filed an amended complaint alleging that Net1 made materially false and misleading statements in that it failed to disclose material adverse information and misrepresented the truth about the Company’s finances and business prospects. The amended complaint seeks unspecified damages on behalf of the lead plaintiff and all other similarly situated shareholders who purchased Net1’s securities between January 18, 2012 and December 4, 2012, which is a shorter class period than proposed in the original complaint. On January 16, 2015, Net1 filed a motion to dismiss plaintiff’s amended complaint for failure to state a claim. On March 6, 2015, plaintiff filed an opposition to Net1’s motion to dismiss its complaint, and the Company filed a reply brief on March 27, 2015. No motion for class certification has been filed. The Company believes this lawsuit has no merit and intends to defend it vigorously.

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations and cash flows.

25.	RELATED PARTY TRANSACTIONS

As described in Note 3, on September 14, 2012, the Company acquired all of the outstanding and issued ordinary shares in N1MS. In 2010, the Company had engaged the services of N1MS to perform software development services, primarily software utilized on mobile phones and by cash-accepting kiosks. All software developed under this engagement became the Company’s property. During the year ended June 30, 2013, the Company recognized expenses of approximately $0.1 million for software development services provided by N1MS prior to it becoming a subsidiary of the Company. As of June 30, 2013, and since acquisition, the Company’s has eliminated all intercompany balance sheet accounts with N1MS on consolidation.

26.	UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2015 and 2014:

		Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2015	2015	2014	2014	2015
		(In thousands except per share data)

Revenue	$164,286	$151,121	$154,131	$156,441	$625,979
Operating income	32,613	31,966	30,815	33,125	128,519
Net income attributable to Net1	$23,914	$24,358	$22,374	$24,089	$94,735
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.51	$0.52	$0.48	$0.51	$2.03
Diluted earnings attributable to Net1 shareholders	$0.51	$0.52	$0.48	$0.51	$2.02

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2015, 2014 and 2013
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

26.	UNAUDITED QUARTERLY RESULTS (continued)

		Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2014	2014	2013	2013	2014
		(In thousands except per share data)

Revenue	$182,753	$138,126	$137,283	$123,494	$581,656
Operating income	42,647	23,949	18,802	16,400	101,798
Net income attributable to Net1	$28,584	$17,182	$12,749	$11,596	$70,111
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.59	$0.38	$0.28	$0.25	$1.51
Diluted earnings attributable to Net1 shareholders	$0.58	$0.37	$0.28	$0.25	$1.50

*********************