Form 10-Q
period 2015-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2015-11-05
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ To __________

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
YES [  ]     NO [X ]

As of November 3, 2015 (the latest practicable date), 47,322,702 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2015	2015
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,610	$117,583
Pre-funded social welfare grants receivable (Note 2)	1,411	2,306
Accounts receivable, net of allowances of – September: $2,767; June: $1,956	153,453	148,768
Finance loans receivable, net of allowances of – September: $3,640; June: $4,227	33,921	40,373
Inventory (Note 3)	12,335	12,979
Deferred income taxes	6,829	7,298
Total current assets before settlement assets	333,559	329,307
Settlement assets (Note 4)	600,195	661,916
Total current assets	933,754	991,223
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of –
September: $92,145; June: $94,014	52,048	52,320
EQUITY-ACCOUNTED INVESTMENTS	14,342	14,329
GOODWILL (Note 6)	154,294	166,437
INTANGIBLE ASSETS, net (Note 6)	40,862	47,124
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and Note 7)	13,982	14,997
TOTAL ASSETS	1,209,282	1,286,430
LIABILITIES
CURRENT LIABILITIES
Accounts payable	15,527	21,453
Other payables	49,011	45,595
Current portion of long-term borrowings (Note 9)	8,359	8,863
Income taxes payable	12,848	6,287
Total current liabilities before settlement obligations	85,745	82,198
Settlement obligations (Note 4)	600,195	661,916
Total current liabilities	685,940	744,114
DEFERRED INCOME TAXES	9,169	10,564
LONG-TERM BORROWINGS (Note 9)	48,561	50,762
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,178	2,205
TOTAL LIABILITIES	745,848	807,645
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
COMMON STOCK (Note 10)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - September: 47,322,702; June: 46,679,565	64	64
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	218,384	213,896
TREASURY SHARES, AT COST: September: 18,057,228; June: 18,057,228	(214,520)	(214,520)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(182,545)	(139,181)
RETAINED EARNINGS	640,888	617,868
TOTAL NET1 EQUITY	462,271	478,127
NON-CONTROLLING INTEREST	1,163	658
TOTAL EQUITY	463,434	478,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,209,282	$1,286,430

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2015	2014
	(In thousands, except per share data)
REVENUE	$154,473	$156,441
EXPENSE
Cost of goods sold, IT processing, servicing and support	77,382	74,406
Selling, general and administration	35,761	38,736
Depreciation and amortization	10,115	10,174
OPERATING INCOME	31,215	33,125
INTEREST INCOME	4,275	4,090
INTEREST EXPENSE	974	1,312
INCOME BEFORE INCOME TAX EXPENSE	34,516	35,903
INCOME TAX EXPENSE (Note 16)	10,897	11,648
NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	23,619	24,255
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	188	92
NET INCOME	23,807	24,347
LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	787	258
NET INCOME ATTRIBUTABLE TO NET1	$23,020	$24,089
Net income per share, in United States dollars (Note 13)
Basic earnings attributable to Net1 shareholders	$0.49	$0.51
Diluted earnings attributable to Net1 shareholders	$0.49	$0.51

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2015	2014
	(In thousands)

Net income	$23,807	$24,347

Other comprehensive income (loss)
Net unrealized income (loss) on asset available for sale, net of tax	50	(226)
Movement in foreign currency translation reserve	(43,696)	(21,185)
Total other comprehensive loss, net of taxes	(43,646)	(21,411)

Comprehensive (loss) income	(19,839)	2,936
(Less) comprehensive income attributable to non- controlling interest	(505)	(232)
Comprehensive (loss)/income attributable to Net1	$(20,344)	$2,704

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2015 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	loss	Equity	Interest	Total
Balance – July 1, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$658	$478,785
Restricted stock granted (Note 12)	319,492				319,492				-		-
Exercise of stock option (Note 12)	323,645				323,645	3,762			3,762		3,762
Stock-based compensation charge (Note 12)						726			726		726
Net income							23,020		23,020	787	23,807
Other comprehensive loss (Note 11)								(43,364)	(43,364)	(282)	(43,646)
Balance – September 30, 2015	65,379,930	$64	(18,057,228)	$(214,520)	47,322,702	$218,384	$640,888	$(182,545)	$462,271	$1,163	$463,434

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$23,807	$24,347
Depreciation and amortization	10,115	10,174
Earnings from equity-accounted investments	(188)	(92)
Fair value adjustments	1,433	413
Interest payable	709	1,159
Profit on disposal of plant and equipment	(95)	(122)
Stock-based compensation charge	726	916
Facility fee amortized	34	82
(Increase) Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	(17,278)	9,470
Increase in inventory	(931)	(2,123)
Increase (Decrease) in accounts payable and other payables	2,972	(10,933)
Increase in taxes payable	7,824	6,611
Decrease in deferred taxes	(1,026)	(390)
Net cash provided by operating activities	28,102	39,512
Cash flows from investing activities
Capital expenditures	(10,698)	(9,378)
Proceeds from disposal of property, plant and equipment	348	241
Proceeds from sale of business (Note 14)	-	1,895
Net change in settlement assets	(21,575)	(43,054)
Net cash used in investing activities	(31,925)	(50,296)
Cash flows from financing activities
Proceeds from issue of common stock	3,762	989
Long-term borrowings utilized	720	1,097
Acquisition of treasury stock (Note 10)	-	(9,151)
Sale of equity to non-controlling interest (Note 10)	-	1,407
Net change in settlement obligations	21,575	43,054
Net cash provided by financing activities	26,057	37,396
Effect of exchange rate changes on cash	(14,207)	(4,099)
Net increase in cash and cash equivalents	8,027	22,513
Cash and cash equivalents – beginning of period	117,583	58,672
Cash and cash equivalents – end of period	$125,610	$81,185

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2015 and 2014
(All amounts in tables stated in thousands or thousands of United States Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2015 and 2014, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

Recent accounting pronouncements adopted

There were no accounting pronouncements adopted during the three months ended September 30, 2015.

Recent accounting pronouncements not yet adopted as of September 30, 2015

In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was effective for the Company beginning July 1, 2017, however this date has been extended as per subsequent guidance issued by the FASB. Early adoption is not permitted. The Company expects that this guidance will have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

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

Recent accounting pronouncements not yet adopted as of September 30, 2015 (continued)

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

2.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2015 payment service commenced on October 1, 2015, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of September 2015.

3.	Inventory

The Company’s inventory comprised the following categories as of September 30, 2015 and June 30, 2015.

	September 30,	June 30,
	2015	2015
Finished goods	$12,335	$12,979
	$12,335	$12,979

4.	Settlement assets and settlement obligations

Settlement assets comprise (1) cash received from the South African government that the Company holds pending disbursement to recipient beneficiaries of social welfare grants and (2) cash received from customers on whose behalf the Company processes payroll payments that the Company will disburse to customer employees, payroll-related payees and other payees designated by the customer.

Settlement obligations comprise (1) amounts that the Company is obligated to disburse to recipient beneficiaries of social welfare grants, and (2) amounts that the Company is obligated to pay to customer employees, payroll-related payees and other payees designated by the customer.

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

5.	Fair value of financial instruments (continued)

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

5.	Fair value of financial instruments (continued)

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

Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”) (continued)

The fair value of these securities as of September 30, 2015, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

The Company’s outstanding foreign exchange contracts are as follows:

As of September 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.3809	ZAR15.5532	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR15.6435	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR15.7402	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR15.8358	January 20, 2016

5.	Fair value of financial instruments (continued)

Financial instruments (continued)

As of June 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.1145	ZAR 13.6275	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.7062	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.7898	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.8683	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.9540	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 14.0397	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 14.1239	January 20, 2016

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,884	$-	$-	$1,884
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	6,618	6,618
Other	-	1,069	-	1,069
Total assets at fair value	$1,884	$1,069	$6,618	$9,571

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,640	$-	$-	$1,640
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	7,488	7,488
Other	-	1,259	-	1,259
Total assets at fair value	$1,640	$1,259	$7,488	$10,387
Liabilities
Foreign exchange contracts	$-	$452	$-	$452
Total liabilities at fair value	$-	$452	$-	$452

5.	Fair value of financial instruments (continued)

Financial instruments (continued)

Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three months ended September 30, 2015 and 2014, respectively. There have been no transfers in or out of Level 3 during the three months ended September 30, 2015 and 2014, respectively.

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

6.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2015:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2015	$166,437	$-	$166,437
Foreign currency adjustment (1)	(12,143)	-	(12,143)
Balance as of September 30, 2015	$154,294	$-	$154,294

(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2015	$24,579	$115,519	$26,339	$166,437
Foreign currency adjustment (1)	(3,053)	(6,537)	(2,553)	(12,143)
Balance as of September 30, 2015	$21,526	$108,982	$23,786	$154,294

(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

6.	Goodwill and intangible assets, net (continued)

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015			As of June 30, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$82,160	$(44,008)	$38,152	$88,109	$(45,312)	$42,797
Software and unpatented technology	27,872	(27,491)	381	29,964	(28,323)	1,641
FTS patent	2,731	(2,731)	-	3,119	(3,119)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	5,589	(3,260)	2,329	6,094	(3,408)	2,686
Total finite-lived intangible assets	$122,858	$(81,996)	$40,862	$131,792	$(84,668)	$47,124

Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2015 and 2014, was approximately $3.3 million and $3.9 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming an exchange rate prevailing on September 30, 2015, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2016	$10,105
2017	7,929
2018	7,928
2019	7,634
2020	7,463
Thereafter	$3,088

7.	Reinsurance assets and policy holder liabilities under insurance and investment contracts

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the three months ended September 30, 2015:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2015	$183	$(567)
Foreign currency adjustment (3)	(23)	71
Balance as of September 30, 2015	$160	$(496)

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

Policyholders' liabilities under insurance contracts are derived from actual claims submitted which had not been settled as of September 30, 2015 and June 30, 2015, respectively, and represents management’s estimate of the net present value of future claims and benefits under existing insurance contracts, offset by probable future premiums to be received (net of expected service cost).

7.	Reinsurance assets and policy holder liabilities under insurance and investment contracts (continued)

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three months ended September 30, 2015:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2015	$593	$(593)
Foreign currency adjustment (3)	(73)	73
Balance as of September 30, 2015	$520	$(520)

(1) Included in other long-term assets.
(2) Included in other long-term liabilities.
(3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

8.	Short-term credit facility

The Company’s short-term credit facilities are described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015.

South Africa

The Company’s short-term South African credit facility with Nedbank Limited comprises an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. As of September 30, 2015, the interest rate on the overdraft facility was 8.35% . As of each of September 30, 2015 and June 30, 2015, respectively, the Company had not utilized any of its overdraft facility. As of September 30, 2015, the Company had utilized approximately ZAR 128.2 million ($9.1 million, translated at exchange rates applicable as of September 30, 2015) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 17). As of June 30, 2015, the Company had utilized approximately ZAR 139.6 million ($11.4 million, translated at exchange rates applicable as of June 30, 2015) of its indirect and derivative facilities.

Korea

The Company had not utilized any of its KRW 10 billion ($8.4 million, translated at exchange rates applicable as of September 30, 2015) overdraft facility as of September 30, 2015 and June 30, 2015. As of September 30, 2015, the interest rate on the overdraft facility was 3.20% . The facility expires in January 2016.

9.	Long-term borrowings

The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015. The current carrying value as of September 30, 2015, is $60.0 million. As of September 30, 2015, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on September 30, 2015, was 4.74% .

Interest expense incurred during the three months ended September 30, 2015 and 2014, was $0.7 million and $1.1 million, respectively. Prepaid facility fees amortized during the three months ended September 30, 2015 and 2014, was $0.03 million and $0.1 million, respectively.

The next scheduled principal payment of $8.4 million (translated at exchange rates applicable as of September 30, 2015) will be made on April 29, 2016.

10.	Capital structure

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the three months ended September 30, 2015 and 2014, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the three months ended September 30, 2015 and 2014, respectively:

	Sept 30,	Sept 30,
	2015	2014

Number of shares, net of treasury:
Statement of changes in equity	47,322,702	46,475,623
Less: Non-vested equity shares that have not vested (Note 12)	(589,447)	(453,333)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	46,733,255	46,022,290

Common stock repurchases and transaction with non-controlling interests

The Company did not repurchase any of its shares during the three months ended September 30, 2015 and 2014, under its share repurchase authorization. However, on August 27, 2014, the Company entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) the Company repurchased BVI’s remaining 1,837,432 shares of the Company’s common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd (“CPS”) representing 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

11.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2015:

	Three months ended
	September 30, 2015
		Accumulated
		Net
		unrealized
	Accumulated	income on
	Foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2015	$(140,221)	$1,040	$(139,181)
Movement in foreign currency translation reserve	(43,414)	-	(43,414)
Unrealized gain on asset available for sale, net of tax of $11	-	50	50
Balance as of September 30, 2015	$(183,635)	$1,090	$(182,545)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three months ended September 30, 2015 or 2014, respectively.

12.	Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the three months ended September 30, 2015 and 2014:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – September 30, 2015	2,077,524	15.92	4.33	7,509

Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(688,633)	8.24		3,697
Outstanding – September 30, 2014	2,486,169	15.24	5.45	1,820

No stock options were awarded during the three months ended September 30, 2015. The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based on historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in August 2014.

The table below presents the range of assumptions used to value options granted during the three months ended September 30, 2015 and 2014:

	Three months ended
	September 30,
	2015	2014
Expected volatility	n/a	60%
Expected dividends	n/a	0%
Expected life (in years)	n/a	3
Risk-free rate	n/a	1.0%

There were no forfeitures during each of the three months ended September 30, 2015 and 2014.

The following table presents stock options vested and expecting to vest as of September 30, 2015:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – September 30, 2015	2,077,524	15.92	4.33	7,509

These options have an exercise price range of $7.35 to $24.46.

12.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

The following table presents stock options that are exercisable as of September 30, 2015:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Exercisable – September 30, 2015	1,764,931	16.93	3.55	5,496

During the three months ended September 30, 2015 and 2014, respectively, 330,967 and 273,633 stock options became exercisable. During the three months ended September 30, 2015, the Company received approximately $3.8 million from the exercise of 323,645 stock options. During the three months ended September 30, 2014, the Company received approximately $1.0 million from the exercise of 116,395 stock options. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the three months ended September 30, 2015 and 2014:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	581
Vested – August 2015	(71,574)	6,406
Non-vested – September 30, 2015	589,447	7,622

Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Vested – August 2014	(74,152)	828
Non-vested – September 30, 2014	453,333	3,568

The August 2015 grants comprise 301,537 and 17,955 shares of restricted stock awarded to employees and non-employee directors, respectively. The shares of restricted stock awarded to employees in August 2015 are subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2018. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2018 (“2018 Fundamental EPS”), as follows:

•	One-third of the shares will vest if the Company achieves 2018 Fundamental EPS of $2.88;
•	Two-thirds of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.30; and
•	All of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.76.

12.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost

Restricted stock (continued)

At levels of 2018 Fundamental EPS greater $2.88 and less than $3.76, the number of shares that will vest will be determined by linear interpolation relative to 2018 Fundamental EPS of $3.30. Any shares that do not vest in accordance with the above-described conditions will be forfeited. All shares of restricted stock have been valued utilizing the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant.

The August 2014 grants comprise 127,626 and 14,081 shares of restricted stock awarded to employees and non-employee directors, respectively. The shares of restricted stock awarded to employees in August 2014 will vest in full only on the date, if any, the following conditions are satisfied: (1) the closing price of the Company’s common stock equals or exceeds $19.41 (subject to appropriate adjustment for any stock split or stock dividend) for a period of 30 consecutive trading days during a measurement period commencing on the date that the Company files its Annual Report on Form 10-K for the fiscal year ended 2017 and ending on December 31, 2017 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited.

The shares of restricted stock, other than the shares awarded to employees in August 2014, have been valued utilizing the closing price of the Company’s stock quoted on The Nasdaq Global Select Market on the date of grant. The shares of restricted stock awarded to employees in August 2014 are effectively forward starting knock-in barrier options with a strike price of zero. The fair value of these shares of restricted stock was calculated utilizing an adjusted Monte Carlo simulation discounted cash flow model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. The “adjustment” to the Monte Carlo simulation model incorporates a “jump diffusion” process to the standard Geometric Brownian Motion simulation, in order to capture the discontinuous share price jumps observed in the Company’s share price movements on stock exchanges on which it is listed. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. The value of the grant is the average of the discounted vested values. The Company used an expected volatility of 76.01%, an expected life of approximately three years, a risk-free rate of 1.27% and no future dividends in its calculation of the fair value of the shares of restricted stock awarded to employees in August 2014. Estimated expected volatility was calculated based on the Company’s 30 day VWAP share price using the exponentially weighted moving average of returns.

The fair value of restricted stock vesting during the three months ended September 30, 2015 and 2014, respectively, was $1.4 million and $0.8 million.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a stock-based compensation charge of $0.7 million and $0.9 million, respectively, during the three months ended September 30, 2015 and 2014, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2015 Stock-based compensation charge	$726	$-	$726
Total – three months ended September 30, 2015	$726	$-	$726

Three months ended September 30, 2014 Stock-based compensation charge	$916	$-	$916
Total – three months ended September 30, 2014	$916	$-	$916

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

12.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

Restricted stock (continued)

As of September 30, 2015, the total unrecognized compensation cost related to stock options was approximately $1.5 million, which the Company expects to recognize over approximately three years. As of September 30, 2015, the total unrecognized compensation cost related to restricted stock awards was approximately $1.2 million, which the Company expects to recognize over approximately two years.

As of September 30, 2015 and June 30, 2015, respectively, the Company has recorded a deferred tax asset of approximately $1.5 million and $1.6 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the United States.

13.	Earnings per share

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2015 and 2014, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in February 2012, August 2013, August 2014, November 2014 and August 2015 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015.

13.	Earnings per share (continued)

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2015	2014
	(in thousands except percent
	and
	per share data)
Numerator:
Net income attributable to Net1	$23,020	$24,089
Undistributed earnings	23,020	24,089
Percent allocated to common shareholders (Calculation 1)	99%	99%
Numerator for earnings per share: basic and diluted	$22,817	$23,847

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	46,209	46,751
Effect of dilutive securities:
Stock options	460	109
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	46,669	46,860

Earnings per share:
Basic	$0.49	$0.51
Diluted	$0.49	$0.51

(Calculation 1)
Basic weighted-average common shares outstanding (A)	46,209	46,751
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	46,620	47,226
Percent allocated to common shareholders (A) / (B)	99%	99%

Options to purchase 874,443 shares of the Company’s common stock at prices ranging from $22.51 to $24.46 per share were outstanding during the three months ended September 30, 2015, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2018, were still outstanding as of September 30, 2015.

14.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three months ended September 30, 2015 and 2014:

	Three months ended
	September 30,
	2015	2014
Cash received from interest	$4,265	$4,163
Cash paid for interest	$939	$1,218
Cash paid for income taxes	$4,066	$5,160

The sale of the Company’s NUETS business is described in Note 19 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015. The Company received cash sale proceeds of $1.9 million related to this transaction in July 2014.

As discussed in Note 12, during the three months ended September 30, 2014, employees exercised stock options through the delivery 336,584 shares of the Company’s common stock at the closing price on September 9, 2014 or $13.93 under the terms of their option agreements.

15.	Operating segments

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 23 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015.

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended September 30, 2015 and 2014, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$55,639	$3,627	$52,012
International transaction processing	41,229	-	41,229
Financial inclusion and applied technologies	67,360	6,128	61,232
Total for the three months ended September 30, 2015	164,228	9,755	154,473

South African transaction processing	60,252	5,121	55,131
International transaction processing	43,204	-	43,204
Financial inclusion and applied technologies	65,197	7,091	58,106
Total for the three months ended September 30, 2014	$168,653	$12,212	$156,441

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three months ended September 30, 2015 and 2014, respectively, is as follows:

	Three months ended
	September 30,
	2015	2014
Reportable segments measure of profit or loss	$36,608	$38,595
Operating income: Corporate/Eliminations	(5,393)	(5,470)
Interest income	4,275	4,090
Interest expense	(974)	(1,312)
Income before income taxes	$34,516	$35,903

The following tables summarize segment information which is prepared in accordance with GAAP for the three months ended September 30, 2015 and 2014:

	Three months ended
	September 30,
	2015	2014
Revenues
South African transaction processing	$55,639	$60,252
International transaction processing	41,229	43,204
Financial inclusion and applied technologies	67,360	65,197
Total	164,228	168,653
Operating income (loss)
South African transaction processing	13,511	13,639
International transaction processing	6,543	7,349
Financial inclusion and applied technologies	16,554	17,607
Subtotal: Operating segments	36,608	38,595
Corporate/Eliminations	(5,393)	(5,470)
Total	$31,215	$33,125

15.	Operating segments (continued)

	Three months ended
	September 30,
	2015	2014
Depreciation and amortization
South African transaction processing	$1,795	$1,722
International transaction processing	4,696	4,372
Financial inclusion and applied technologies	240	179
Subtotal: Operating segments	6,731	6,273
Corporate/Eliminations	3,384	3,901
Total	10,115	10,174
Expenditures for long-lived assets
South African transaction processing	1,447	682
International transaction processing	8,038	8,327
Financial inclusion and applied technologies	1,213	369
Subtotal: Operating segments	10,698	9,378
Corporate/Eliminations	-	-
Total	$10,698	$9,378

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

For the three months ended September 30, 2015, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended September 30, 2015, was 31.6% and was higher than the South African statutory rate as a result of a valuation allowance for foreign tax credits and non-deductible expenses (including consulting and legal fees).

The Company’s effective tax rate for the three months ended September 30, 2014, was 32.4%, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

Uncertain tax positions

The Company increased its unrecognized tax benefits by approximately $0.1 million during the three months ended September 30, 2015. As of September 30, 2015, the Company had accrued interest related to uncertain tax positions of approximately $2.3 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

16.	Income tax (continued)

Uncertain tax positions (continued)

As of September 30, 2015 and June 30, 2015, the Company has unrecognized tax benefits of $2.4 million and $2.3 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2015, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2011. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, results of operations or cash flows.

17.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 124.9 million ($8.9 million, translated at exchange rates applicable as of September 30, 2015) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 124.9 million ($8.9 million, translated at exchange rates applicable as of September 30, 2015). The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of September 30, 2015 and June 30, 2015. The maximum potential amount that the Company could pay under these guarantees is ZAR 124.9 million ($8.9 million, translated at exchange rates applicable as of September 30, 2015). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

Contingencies

Dismissal of U.S. Securities Litigation

On September 16, 2015, the United States District Court for the Southern District of New York dismissed the purported securities class action litigation originally filed on December 24, 2013, against the Company, its Chief Executive Officer and its Chief Financial Officer. In its opinion, the District Court provided plaintiff with 30 days to file a second amended complaint. This deadline passed without plaintiff taking any action. Accordingly, the case has been closed. Plaintiff may file a notice of appeal until November 23, 2015. The Company intends to vigorously defend any appeal of the District Court’s ruling.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2015, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2015. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

Cancellation of SASSA Tender

In late 2014, the South African Social Security Agency SASSA, or SASSA, issued a request for proposal, or RFP, as ordered by the South African Constitutional Court. In May 2015, after careful consideration of all the relevant factors, we decided to withdraw from the tender process and did not submit a bid.

On October 15, 2015, SASSA filed an update on the tender process with the Constitutional Court, which reported that the Chief Executive Officer, or CEO, of SASSA decided not to award the SASSA tender, in accordance with the recommendation received from the Bid Adjudication Committee, or BAC. The BAC recommended that the tender not be awarded as a result of the non-responsiveness of all the bids received with the mandatory requirements contained in the RFP.

Accordingly, the BAC recommended that the CEO should allow our current SASSA contract to continue until completion of the five-year period for which the contract was initially awarded (March 31, 2017), in accordance with the Constitutional Court’s judgment of April 2014. The BAC also recommended that the CEO should file a report with the Constitutional Court within 14 days of the decision not to award the tender, setting out all the relevant information on whether and when SASSA will be ready to assume the duty to pay grants itself.

Accordingly, we expect that we will continue to provide our social grants payment service to SASSA through March 31, 2017. We cannot predict at this time whether or not we will continue to provide our service after that date. We are committed to continue with the provision of a high level service to SASSA and the social grant beneficiaries in accordance with the service level agreement and the Constitutional Court’s order.

Introduction of EasyPay Everywhere “EPE” and EPE ATMs in South Africa

In June 2015, we began the rollout of EPE our business-to-consumer, or B2C, offering in South Africa and had opened approximately 350,000 bank accounts as at the end of October 2015. EPE is a fully transactional account created to serve the needs of South Africa’s unbanked and under-banked population, and is available to all consumers regardless of their financial or social status. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services.

To support the rollout of EPE, we have deployed ATMs, which are both EMV-and UEPS-compliant, and provided biometric verification as well as proof of life functionality, in South Africa. We placed these ATMs with our merchant partners and within our own branches, creating a new delivery channel for our products and services that did not previously exist. ATM rollout has continued to make a positive contribution to our reported results and we have been able to expand our customer base because our ATMs accept all EMV-compliant cards. We currently have approximately 750 operational ATMs, and are actively deploying more ATMs in high demand areas. We will continue to expand our ATM footprint in fiscal 2016.

Smart Life resumes writing new insurance policies

We have complied with all the conditions imposed by the South African Financial Services Board, or FSB, to uplift the suspension of Smart Life’s license to provide long-term insurance products, which resulted in the FSB withdrawing the prohibition to conduct new business issued by it approximately two years ago. In September 2015, we resumed marketing and business development activities in selected areas for the distribution of our simple, low-cost life insurance products and have sold approximately 5,700 new policies as at the end of October 2015. We are currently recruiting staff members to expand our marketing activities across South Africa during fiscal 2016.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities. As future events and their effects cannot be determined with absolute certainty, the determination of estimates requires management’s judgment based on a variety of assumptions and other determinants such as historical experience, current and expected market conditions and certain scientific evaluation techniques.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2015:

•	Business combinations and the recoverability of goodwill;
•	Intangible assets acquired through acquisitions;
•	Deferred taxation;
•	Stock-based compensation and equity instrument issued pursuant to BEE transaction;
•	Accounts receivable and allowance for doubtful accounts receivable; and
•	Research and development.

Recent accounting pronouncements adopted

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted as of September 30, 2015

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2015, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2015	2014	2015
ZAR : $ average exchange rate	12.9702	10.7581	11.4494
Highest ZAR : $ rate during period	14.0282	11.2641	12.5779
Lowest ZAR : $ rate during period	12.1965	10.5128	10.5128
Rate at end of period	14.0282	11.2641	12.2854

KRW : $ average exchange rate	1,169	1,027	1,078
Highest KRW : $ rate during period	1,203	1,051	1,139
Lowest KRW : $ rate during period	1,118	1,009	1,009
Rate at end of period	1,196	1,051	1,128

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2015 and 2014, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2015	2014	2015
Income and expense items: $1 = ZAR	12.9583	10.7431	11.4275
Income and expense items: $1 = KRW	1,167	1,029	1,073

Balance sheet items: $1 = ZAR	14.0282	11.2641	12.2854
Balance sheet items: $1 = KRW	1,196	1,051	1,128

Results of operations

The discussion of our consolidated overall results of operations is based on amounts as reflected in our unaudited condensed consolidated financial statements which are prepared in accordance with U.S. GAAP. We analyze our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

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

First quarter of fiscal 2016 compared to first quarter of fiscal 2015

The following factors had a significant influence on our results of operations during the first quarter of fiscal 2016 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against primary functional currencies: The U.S. dollar appreciated by 21% against the ZAR and 13% against the KRW during the first quarter of fiscal 2016, which negatively impacted our reported results;

•	Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations;
•

Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the first quarter of fiscal 2016 which has resulted in higher revenues and operating income, primarily from more sales of low-margin prepaid airtime and an increase in transaction fees;

•

Increase in the number of SASSA grants paid: Our revenue and operating income have increased as a result of the higher number of SASSA UEPS/EMV beneficiaries paid during fiscal 2016 compared with 2015; and

•

Launch of EPE and Smart Life: During the first quarter of fiscal 2016 we launched our EPE and Smart Life offerings, which contributed to a marginal increase in revenue in ZAR, as well as an associated increase in establishment costs.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 3	(U.S. GAAP)
	Three months ended September 30,
	2015	2014	$ %
	$ ’000	$ ’000	change
Revenue	154,473	156,441	(1%	)
Cost of goods sold, IT processing, servicing and support	77,382	74,406	4%
Selling, general and administration	35,761	38,736	(8%	)
Depreciation and amortization	10,115	10,174	(1%	)
Operating income	31,215	33,125	(6%	)
Interest income	4,275	4,090	5%
Interest expense	974	1,312	(26%	)
Income before income tax expense	34,516	35,903	(4%	)
Income tax expense	10,897	11,648	(6%	)
Net income before earnings from equity-accounted investments	23,619	24,255	(3%	)
Earnings from equity-accounted investments	188	92	104%
Net income	23,807	24,347	(2%	)
Less net income attributable to non-controlling interest	787	258	205%
Net income attributable to us	23,020	24,089	(4%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended September 30,
	2015	2014
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,001,707	1,680,661	19%
Cost of goods sold, IT processing, servicing and support	1,002,739	799,351	25%
Selling, general and administration	463,402	416,145	11%
Depreciation and amortization	131,073	109,300	20%
Operating income	404,493	355,865	14%
Interest income	55,397	43,939	26%
Interest expense	12,621	14,095	(10%	)
Income before income tax expense	447,269	385,709	16%
Income tax expense	141,207	125,136	13%
Net income before earnings from equity-accounted investments	306,062	260,573	17%
Earnings from equity-accounted investments	2,436	988	147%
Net income	308,498	261,561	18%
Less net income attributable to non-controlling interest	10,198	2,772	268%
Net income attributable to us	298,300	258,789	15%

The increase in revenue in ZAR was primarily due to higher prepaid airtime sales, more low-margin transaction fees generated from cardholders using the South African National Payment System, more fees generated from our new EPE and ATM offerings, an increase in the number of SASSA UEPS/ EMV beneficiaries paid, a higher contribution from KSNET and more ad hoc terminal sales, offset by lower UEPS-loans fees.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to roll-out our new EPE and ATM offerings, and more prepaid airtime sold.

In ZAR, our selling, general and administration expense increased due to a higher staff complement resulting from our EPE roll-out as well as increases in goods and services purchased from third parties.

Our operating income margin for first quarter of fiscal 2016 and 2015 was 20% and 21% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to the higher cost of goods sold, IT processing, servicing and support referred to above and an increase in depreciation expenses.

In ZAR, depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea and the roll-out of EPE ATMs.

Interest on surplus cash increased to $4.3 million (ZAR 55.4 million) from $4.1 million (ZAR 43.9 million), due primarily to higher average daily ZAR cash balances.

Interest expense decreased to $1.0 million (ZAR 12.6 million) from $1.3 million (ZAR 14.1 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2016 tax expense was $10.9 million (ZAR 141.2 million) compared to $11.6 million (ZAR 125.1 million) in fiscal 2015. Our effective tax rate for fiscal 2016, was 31.6% and was higher than the South African statutory rate as a result of a valuation allowance for foreign tax credits and non-deductible expenses (including consulting and legal fees). Our effective tax rate for fiscal 2015, was 32.4% and was higher than the South African statutory rate as a result of non-deductible expenses (including interest expense related to our long-term Korean borrowings and stock-based compensation charges).

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5			In United States Dollars (U.S. GAAP)
			Three months ended September 30,
		2015	% of			2014	% of		%
Operating Segment	$	’000	total		$	’000	total		change
Revenue:
South African transaction processing		55,639	36%			60,252	39%		(8%	)
International transaction processing		41,229	27%			43,204	28%		(5%	)
Financial inclusion and applied technologies		67,360	44%			65,197	42%		3%
Subtotal: Operating segments		164,228	107%			168,653	109%		(3%	)
Intersegment eliminations		(9,755)	(7%	)		(12,212)	(9%	)	(20%	)
Consolidated revenue		154,473	100%			156,441	100%		(1%	)
Operating income (loss):
South African transaction processing		13,511	43%			13,639	41%		(1%	)
International transaction processing		6,543	21%			7,349	22%		(11%	)
Financial inclusion and applied technologies		16,554	53%			17,607	53%		(6%	)
Subtotal: Operating segments		36,608	117%			38,595	116%		(5%	)
Corporate/Eliminations		(5,393)	(17%	)		(5,470)	(16%	)	(1%	)
Consolidated operating income		31,215	100%			33,125	100%		(6%	)

Table 6		In South African Rand (U.S. GAAP)
		Three months ended September 30,
	2015			2014
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	720,987	36%		647,293	39%		11%
International transaction processing	534,258	27%		464,145	28%		15%
Financial inclusion and applied technologies	872,871	44%		700,418	42%		25%
Subtotal: Operating segments	2,128,116	107%		1,811,856	109%		17%
Intersegment eliminations	(126,409)	(7%	)	(131,195)	(9%	)	(4%	)
Consolidated revenue	2,001,707	100%		1,680,661	100%		19%
Operating income (loss):
South African transaction processing	175,080	43%		146,525	41%		19%
International transaction processing	84,786	21%		78,951	22%		7%
Financial inclusion and applied technologies	214,512	53%		189,154	53%		13%
Subtotal: Operating segments	474,378	117%		414,630	116%		14%
Corporate/Eliminations	(69,884)	(17%	)	(58,765)	(16%	)	19%
Consolidated operating income	404,494	100%		355,865	100%		14%

South African transaction processing

In ZAR, the increase in segment revenue was primarily due to more low-margin transaction fees generated from card holders using the South African National Payment System and an increase in the number of social welfare grants distributed, offset by fewer inter-segment transaction processing activities.

Our operating income margin for the first quarter of fiscal 2016 and 2015 was 24% and 23%, respectively, and has increased primarily due to an increase in the number of beneficiaries paid in fiscal 2016 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System.

International transaction-based activities

Revenue increased in constant currency primarily due to higher transaction volume at KSNET during the first quarter of fiscal 2016. Operating income during the first fiscal quarter of 2016 was higher due to increase in revenue contribution from KSNET and a positive contribution by XeoHealth, but was partially offset by ongoing ZAZOO start-up costs in the UK and India. Operating income margin for the first quarter of fiscal 2016 and 2015 was 16% and 17%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime and other value-added services sales, more ad hoc terminal and card sales and, in ZAR, an increase in inter-segment revenues. Operating income for the first quarter of fiscal 2016, was adversely impacted by establishment costs for EPE and Smart Life.

The South African National Credit Act, or NCA, made certain industry-wide amendments, which became effective March 13, 2015. These amendments were introduced primarily to address over-indebtedness of South African consumers and require lenders to perform a stricter affordability assessment. Compliance with the amended legislation had a modest negative impact on our UEPS-based lending businesses in the first quarter of fiscal 2016.

Operating income margin for the Financial inclusion and applied technologies segment was 25% and 27%, respectively, during the first quarter of fiscal 2016 and 2015, and has decreased primarily due to the sale of more low-margin prepaid airtime and establishment costs for EPE and Smart Life.

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

In USD, our corporate expenses have decreased primarily due to the impact of the stronger USD on goods and services procured in other currencies, primarily the ZAR, and lower amortization costs, partially offset by modest increases in USD denominated goods and services purchased from third parties and directors’ fees.

Liquidity and Capital Resources

At September 30, 2015, our cash balances were $125.6 million, which comprised mainly ZAR-denominated balances of ZAR 1.4 billion ($101.0 million), U.S. dollar-denominated balances of $16.1 million and other currency deposits, primarily euros and British pounds of $8.5 million. The increase in our cash balances from June 30, 2015, was primarily due to the expansion of all of our core businesses, offset by provisional tax payments, capital expenditures and the strengthening of the U.S. dollar against our primary functional currencies.

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

We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($28.5 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprises an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of September 30, 2015, we have used none of the overdraft and ZAR 128.2 million ($9.1 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015, for additional information related to our short-term facilities.

As of September 30, 2015, we had outstanding long-term debt of KRW 68.1 billion (approximately $56.9 million translated at exchange rates applicable as of September 30, 2015) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.64% as of September 30, 2015) plus a margin of 3.10% for one of the term loan facilities and the revolver. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 9 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2015, for additional information related to our long-term borrowings.

Cash flows from operating activities

First quarter of fiscal 2016 and 2015

Net cash provided by operating activities for the first quarter of fiscal 2016 was $28.1 million (ZAR 364.2 million) compared to cash provided by operating activities of $39.5 million (ZAR 424.6 million) for the first quarter of fiscal 2015. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the timing of receipts of cash from customers.

During the first quarter of fiscal 2016, we made an additional tax payment of $3.4 million (ZAR 46.8 million) related to our 2015 tax year in South Africa. We paid dividend withholding taxes of $0.8million (ZAR 10 million) during the first quarter of fiscal 2016. We also paid taxes totaling $0.02 million in other tax jurisdictions, primarily South Korea. During the first quarter of fiscal 2015, we made an additional tax payment of $2.4 million (ZAR 26.4 million) related to our 2014 tax year in South Africa. We also paid taxes totaling $2.8 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the first quarter of fiscal 2016 and 2015 were as follows:

Table 7	Three months ended September 30,
	2015	2014	2015	2014
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	3,436	2,408	46,840	26,392
Taxation refunds received	(176)	(34)	(2,402)	(365)
Dividend withholding taxation	789	-	10,000	-
Total South African taxes paid	4,049	2,374	54,438	26,027
Foreign taxes paid, primarily South Korea	17	2,786	232	30,170
Total tax paid	4,066	5,160	54,670	56,197

We expect to pay our first provisional payments in South Africa related to our 2016 tax year in the second quarter of fiscal 2016.

Cash flows from investing activities

First quarter of fiscal 2016 and 2015

Cash used in investing activities for the first quarter of fiscal 2016 includes capital expenditure of $10.7 million (ZAR 138.8 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

Cash used in investing activities for the first quarter of fiscal 2015 includes capital expenditure of $9.4 million (ZAR 101.9 million), primarily for the acquisition of payment processing terminals in Korea.

Cash flows from financing activities

First quarter of fiscal 2016 and 2015

During the first quarter of fiscal 2016, we received approximately $3.8 million from the exercise of stock options and utilized approximately $0.7 million of our Korean borrowings to pay quarterly interest due.

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

Capital Expenditures

We expect capital spending for the second quarter of fiscal 2016 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of ATMs infrastructure and branch network in South Africa.

Our historical capital expenditures for the first quarter of fiscal 2016 and 2015 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of September 30, 2015, of $1.5 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2015:

Table 8	Payments due by Period, as of September 30, 2015(in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	61,774	2,983	20,595	38,196	-
Operating lease obligations	9,638	4,325	5,000	313	-
Purchase obligations	4,763	4,763	-	-	-
Capital commitments	1,521	1,521	-	-	-
Other long-term obligations (B)(C)	2,178	-	-	-	2,178
Total	79,874	13,592	25,595	38,509	2,178

(A)	– Includes $56.9 million of long-term debt and interest payable at the rate applicable on September 30, 2015, under our Korean debt facility.
(B)	– Includes policy holder liabilities of $1 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $9.1 million issued as of September 30, 2015, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2015, as a result of changes in the Korean CD. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of September 30, 2015, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2015
Table 9		Hypothetical		Estimated annual
		change in		expected interest
		Korean CD		charge after
		rate or South		hypothetical change in
	Annual	Africa		Korean CD rate or
	expected	overdraft		South African
	interest	facility rate,		overdraft facility rate,
	charge	as		as appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	2,698	1%		3,267
		(1%	)	2,129

The following table summarizes our exchange-traded equity securities with equity price risk as of September 30, 2015. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of September 30, 2015, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2015
Table 10
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	6,618	10%		7,280	0.14%
		(10%	)	5,956	(0.14%	)

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Constitutional Court Proceedings Relating to SASSA Tender Process

See disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Cancellation of SASSA Tender” for an update regarding the proceedings in the Constitutional Court in connection with the SASSA tender process.

United States securities litigation

On September 16, 2015, the United States District Court for the Southern District of New York dismissed the purported securities class action litigation originally filed on December 24, 2013, against us, our Chief Executive Officer and our Chief Financial Officer. In its opinion, the District Court provided plaintiff with 30 days to file a second amended complaint. This deadline passed without plaintiff taking any action. Accordingly, the case has been closed. Plaintiff may file a notice of appeal until November 23, 2015. We intend to vigorously defend any appeal of the District Court’s ruling.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2015.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director