Form 10-Q
period 2015-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2016-02-04
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
YES [   ]      NO [X ]

As of February 3, 2016 (the latest practicable date), 46,965,134 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2015	2015
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,417	$117,583
Pre-funded social welfare grants receivable (Note 2)	2,503	2,306
Accounts receivable, net of allowances of – December: $3,407; June: $1,956	149,005	148,768
Finance loans receivable, net of allowances of – December: $4,555; June: $4,227	43,036	40,373
Inventory (Note 3)	10,636	12,979
Deferred income taxes	4,937	7,298
Total current assets before settlement assets	311,534	329,307
Settlement assets (Note 4)	321,812	661,916
Total current assets	633,346	991,223
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – December: $95,537; June: $94,014	53,216	52,320
EQUITY-ACCOUNTED INVESTMENTS	14,626	14,329
GOODWILL (Note 6)	152,312	166,437
INTANGIBLE ASSETS, net (Note 6)	38,686	47,124
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and Note 7)	11,286	14,997
TOTAL ASSETS	903,472	1,286,430

LIABILITIES
CURRENT LIABILITIES
Accounts payable	13,541	21,453
Other payables	43,125	45,595
Current portion of long-term borrowings (Note 9)	8,503	8,863
Income taxes payable	3,092	6,287
Total current liabilities before settlement obligations	68,261	82,198
Settlement obligations (Note 4)	321,812	661,916
Total current liabilities	390,073	744,114
DEFERRED INCOME TAXES	8,483	10,564
LONG-TERM BORROWINGS (Note 9)	50,091	50,762
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	1,321	2,205
TOTAL LIABILITIES	449,968	807,645
COMMITMENTS AND CONTINGENCIES (Note 17)

EQUITY
COMMON STOCK (Note 10) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - December: 46,573,489; June: 46,679,565	64	64
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: December: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	219,416	213,896
TREASURY SHARES, AT COST: December: 18,806,441; June: 18,057,228	(225,706)	(214,520)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(199,324)	(139,181)
RETAINED EARNINGS	657,546	617,868
TOTAL NET1 EQUITY	451,996	478,127
NON-CONTROLLING INTEREST	1,508	658
TOTAL EQUITY	453,504	478,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$903,472	$1,286,430

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$150,281	$154,131	$304,754	$310,572
EXPENSE
Cost of goods sold, IT processing, servicing and support	78,668	71,774	156,050	146,180
Selling, general and administration	36,248	41,385	72,009	80,121
Depreciation and amortization	10,586	10,157	20,701	20,331
OPERATING INCOME	24,779	30,815	55,994	63,940
INTEREST INCOME	3,664	3,587	7,939	7,677
INTEREST EXPENSE	1,054	1,107	2,028	2,419
INCOME BEFORE INCOME TAX EXPENSE	27,389	33,295	61,905	69,198
INCOME TAX EXPENSE (Note 16)	10,593	10,203	21,490	21,851
NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	16,796	23,092	40,415	47,347
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	388	76	576	168
NET INCOME	17,184	23,168	40,991	47,515
LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	526	794	1,313	1,052
NET INCOME ATTRIBUTABLE TO NET1	$16,658	$22,374	$39,678	$46,463
Net income per share, in U.S. dollars (Note 13)
Basic earnings attributable to Net1 shareholders	$0.35	$0.48	$0.84	$0.99
Diluted earnings attributable to Net1 shareholders	$0.35	$0.48	$0.84	$0.99

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net income	$17,184	$23,168	$40,991	$47,515

Other comprehensive income (loss)
Net unrealized income (loss) on asset available for sale, net of tax	-	-	50	(226)
Movement in foreign currency translation reserve	(16,960)	(16,401)	(60,656)	(37,586)
Total other comprehensive loss, net of taxes	(16,960)	(16,401)	(60,606)	(37,812)

Comprehensive income (loss)	224	6,767	(19,615)	9,703
Less comprehensive income attributable to non-controlling interest	(345)	(771)	(850)	(1,003)
Comprehensive (loss) income attributable to Net1	$(121)	$5,996	$(20,465)	$8,700

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the six months ended December 31, 2015 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	loss	Equity	Interest	Total
Balance – July 1, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$658	$478,785
Repurchase of common stock (Note 10)			(749,213)	(11,186)	(749,213)				(11,186)		(11,186)
Restricted stock granted (Note 12)	319,492				319,492				-		-
Exercise of stock option (Note 12)	323,645	-	-	-	323,645	3,762			3,762		3,762
Stock-based compensation charge (Note 12)						1,691			1,691		1,691
Income tax benefit from vested stock awards						67			67		67
Net income							39,678		39,678	1,313	40,991
Other comprehensive loss (Note 11)								(60,143)	(60,143)	(463)	(60,606)
Balance – December 31, 2015	65,379,930	$64	(18,806,441)	$(225,706)	46,573,489	$219,416	$657,546	$(199,324)	$451,996	$1,508	$453,504

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$17,184	$23,168	$40,991	$47,515
Depreciation and amortization	10,586	10,157	20,701	20,331
Earnings from equity-accounted investments	(388)	(76)	(576)	(168)
Fair value adjustments	1,567	(234)	3,000	179
Interest payable	645	140	1,354	1,299
Loss (Profit) on disposal of property, plant and equipment	11	(109)	(84)	(231)
Stock-based compensation charge	965	1,035	1,691	1,951
Facility fee amortized	35	52	69	134
(Increase) Decrease in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	(13,847)	(7,315)	(31,125)	2,155
Decrease (Increase) in inventory	776	(622)	(155)	(2,745)
Decrease in accounts payable and other payables	(5,418)	(1,456)	(2,046)	(12,389)
(Decrease) Increase in taxes payable	(8,859)	(9,963)	(1,035)	(3,352)
Increase (Decrease) in deferred taxes	789	(168)	(637)	(558)
Net cash provided by operating activities	4,046	14,609	32,148	54,121

Cash flows from investing activities
Capital expenditures	(9,947)	(9,137)	(20,645)	(18,515)
Proceeds from disposal of property, plant and equipment	269	373	617	614
Proceeds from sale of business (Note 14)	-	-	-	1,895
Other investing activities	-	(29)	-	(29)
Net change in settlement assets	264,404	241,652	242,829	198,598
Net cash provided by investing activities	254,726	232,859	222,801	182,563

Cash flows from financing activities
Acquisition of treasury stock (Note 10)	(11,186)	-	(11,186)	(9,151)
Proceeds from issue of common stock	-	-	3,762	989
Long-term borrowings utilized	711	1,081	1,431	2,178
Repayment of long-term borrowings (Note 9)	-	(14,128)	-	(14,128)
Sale of equity to non-controlling interest (Note 10)	-	-	-	1,407
Net change in settlement obligations	(264,404)	(241,652)	(242,829)	(198,598)
Net cash used in financing activities	(274,879)	(254,699)	(248,822)	(217,303)

Effect of exchange rate changes on cash	(8,086)	(2,973)	(22,293)	(7,072)
Net (decrease) increase in cash and cashequivalents	(24,193)	(10,204)	(16,166)	12,309
Cash and cash equivalents – beginning of period	125,610	81,185	117,583	58,672
Cash and cash equivalents – end of period	$101,417	$70,981	$101,417	$70,981

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2015 and 2014
(All amounts in tables stated in thousands or thousands of U.S. Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2015 and 2014, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Recent accounting pronouncements adopted

There were no accounting pronouncements adopted during the three months ended December 31, 2015.

Recent accounting pronouncements not yet adopted as of December 31, 2015

In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was effective for the Company beginning July 1, 2017, however this date has been extended as per subsequent guidance issued by the FASB. Early adoption is not permitted. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

In August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

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

Recent accounting pronouncements not yet adopted as of December 31, 2015 (continued)

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

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes. This guidance requires that deferred tax liabilities and assets are to be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This guidance is effective for the Company beginning July 1, 2017, with early adoption permitted on a prospective or retrospective basis. The Company is currently assessing the impact of this guidance on its financial statements disclosures.

In January 2016, the FASB issued guidance regarding Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the guidance clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance is effective for the Company beginning July 1, 2018, and early adoption is not permitted, with certain exceptions. The amendments are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2016 payment service commenced on January 1, 2016, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of December 2015.

3.	Inventory

The Company’s inventory comprised the following categories as of December 31, 2015 and June 30, 2015.

	December 31,	June 30,
	2015	2015
Finished goods	$10,636	$12,979
	$10,636	$12,979

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

The fair value of these securities as of December 31, 2015, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

The Company’s outstanding foreign exchange contracts are as follows:

As of December 31, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,663	ZAR 15.6625	ZAR 17.1150	January 20, 2016
EUR 308,132	ZAR 15.5555	ZAR 17.3414	March 22, 2016
EUR 820,758	ZAR 15.6514	ZAR 17.4525	April 20, 2016
EUR 757,096	ZAR 15.7501	ZAR 17.5708	May 20, 2016
EUR 739,848	ZAR 15.8548	ZAR 17.6930	June 20, 2016
EUR 573,765	ZAR 15.9587	ZAR 17.8143	July 20, 2016
EUR 554,495	ZAR 16.0643	ZAR 17.9385	August 19, 2016
EUR 465,711	ZAR 16.1798	ZAR 18.0710	September 20, 2016
EUR 393,675	ZAR 16.2911	ZAR 18.2015	October 20, 2016
EUR 302,369	ZAR 16.4085	ZAR 18.3475	November 21, 2016

5.	Fair value of financial instruments (continued)

Financial instruments (continued)

As of June 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.1145	ZAR 13.6275	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.7062	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.7898	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.8683	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.9540	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 14.0397	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 14.1239	January 20, 2016

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$1,757	$-	$-	$1,757
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	5,973	5,973
Other	-	36	-	36
Total assets at fair value	$1,757	$36	$5,973	$7,766

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

Financial instruments (continued)

Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three and six months ended December 31, 2015 and 2014, respectively. There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2015 and 2014, respectively.

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

6.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2015:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2015	$166,437	$-	$166,437
Foreign currency adjustment (1)	(14,125)	-	(14,125)
Balance as of December 31, 2015	$152,312	$-	$152,312

(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2015	$24,579	$115,519	$26,339	$166,437
Foreign currency adjustment (1)	(5,148)	(4,671)	(4,306)	(14,125)
Balance as of December 31, 2015	$19,431	$110,848	$22,033	$152,312

(1) – The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

6.	Goodwill and intangible assets, net (continued)

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2015 and June 30, 2015:

	As of December 31, 2015			As of June 30, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$82,181	$(45,631)	$36,550	$88,109	$(45,312)	$42,797
Software and unpatented technology	27,778	(27,778)	-	29,964	(28,323)	1,641
FTS patent	2,465	(2,465)	-	3,119	(3,119)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	5,450	(3,314)	2,136	6,094	(3,408)	2,686
Total finite-lived intangible assets	$122,380	$(83,694)	$38,686	$131,792	$(84,668)	$47,124

Aggregate amortization expense on the finite-lived intangible assets for the three months ended December 31, 2015 and 2014, was approximately $2.5 million and $3.9 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the six months ended December 31, 2015 and 2014, was approximately $5.9 million and $7.7 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on December 31, 2015, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2016	$10,157
2017	8,010
2018	8,008
2019	7,709
2020	7,538
Thereafter	$3,055

7.	Reinsurance assets and policy holder liabilities under insurance and investment contracts

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the six months ended December 31, 2015:

	Reinsurance	Insurance
	assets (1)	contracts (2)
Balance as of June 30, 2015	$183	$(567)
Increase in policy holder benefits under insurance contracts	15	(131)
Foreign currency adjustment (3)	(38)	119
Balance as of December 31, 2015	$160	$(579)

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

Reinsurance assets and policy holder liabilities under insurance contracts (continued)

Policyholders’ liabilities under insurance contracts are derived from actual claims submitted which had not been settled as of December 31, 2015 and June 30, 2015, respectively, and represents management’s estimate of the net present value of future claims and benefits under existing insurance contracts, offset by probable future premiums to be received (net of expected service cost).

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the six months ended December 31, 2015:

		Investment
	Assets (1)	contracts (2)
Balance as of June 30, 2015	$593	$(593)
Foreign currency adjustment (3)	(124)	124
Balance as of December 31, 2015	$469	$(469)

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

South Africa

The Company’s short-term South African credit facility with Nedbank Limited comprises an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. As of December 31, 2015, the interest rate on the overdraft facility was 8.60% . On January, 28 2016, the interest rate on the overdraft facility was increased to 9.10% due to an increase in the South Africa repurchase rate by 0.50% . As of December 31, 2015 and June 30, 2015, respectively, the Company had not utilized any of its overdraft facility. As of December 31, 2015, the Company had utilized approximately ZAR 137.1 million ($8.8 million, translated at exchange rates applicable as of December 31, 2015) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 17). As of June 30, 2015, the Company had utilized approximately ZAR 139.6 million ($11.4 million, translated at exchange rates applicable as of June 30, 2015) of its indirect and derivative facilities.

Korea

The Company had not utilized any of its KRW 10 billion ($8.5 million, translated at exchange rates applicable as of December 31, 2015) overdraft facility as of December 31, 2015 and June 30, 2015. As of December 31, 2015, the interest rate on the overdraft facility was 3.62% . The facility expired in January 2016 and has been renewed and now expires in January 2017.

9.	Long-term borrowings

The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015. The current carrying value as of December 31, 2015, is $58.6 million. As of December 31, 2015, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on December 31, 2015, was 4.67% .

The next scheduled principal payment of $8.5 million (translated at exchange rates applicable as of December 31, 2015) will be made on April 29, 2016.

9.	Long-term borrowings (continued)

Interest expense incurred during the three months ended December 31, 2015 and 2014, was $0.7 million and $0.9 million, respectively. Interest expense incurred during the six months ended December 31, 2015 and 2014, was $1.4 million and $1.8 million, respectively. Prepaid facility fees amortized during the three months ended December 31, 2015, and 2014, was $0.04 million and $0.1 million respectively. Prepaid facility fees amortized during the six months ended December 31, 2015, and 2014, was $0.1 million and $0.5 million, respectively.

10.	Capital structure

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2015 and 2014, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2015 and 2014, respectively:

	December 31,	December 31,
	2015	2014

Number of shares, net of treasury:
Statement of changes in equity	46,573,489	46,547,153
Less: Non-vested equity shares that have not vested (Note 12)	(589,447)	(524,863)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	45,984,042	46,022,290

Common stock repurchases and transaction with non-controlling interests

During the three and six months ended December 31, 2015, the Company repurchased 749,213 shares for approximately $11.2 million under its share repurchase authorization. The Company did not repurchase any of its shares during the three and six months ended December 31, 2014, under its share repurchase authorization. However, on August 27, 2014, the Company entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) the Company repurchased BVI’s remaining 1,837,432 shares of the Company’s common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI has subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd (“CPS”) representing 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

11.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2015:

	Six months ended
	December 31, 2015
		Accumulated
		Net
		unrealized
	Accumulated	income on
	Foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2015	$(140,221)	$1,040	$(139,181)
Movement in foreign currency translation reserve	(60,193)	-	(60,193)
Unrealized gain on asset available for sale, net of tax of $11	-	50	50
Balance as of December 31, 2015	$(200,414)	$1,090	$(199,324)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and six months ended December 31, 2015 or 2014, respectively.

12.	Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2015 and 2014:

			Weighted		Weighted
		Weighted	Average		Average
		average	Remaining	Aggregate	Grant
		exercise	Contractual	Intrinsic	Date Fair
	Number of	price	Term	Value	Value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – December 31, 2015	2,077,524	15.92	4.08	3,623

Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(688,633)	8.24		3,697
Outstanding – December 31, 2014	2,486,169	15.24	5.20	1,842

No stock options were awarded during the three and six months ended December 31, 2015. The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based on historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in August 2014.

The table below presents the range of assumptions used to value options granted during the six months ended December 31, 2015 and 2014:

	Six months ended
	December 31,
	2015	2014
Expected volatility	n/a	60%
Expected dividends	n/a	0%
Expected life (in years)	n/a	3
Risk-free rate	n/a	1.0%

There were no forfeitures during the three and six months ended December 31, 2015 or 2014.

The following table presents stock options vested and expecting to vest as of December 31, 2015:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – December 31, 2015	2,077,524	15.92	4.08	3,623

These options have an exercise price range of $7.35 to $24.46.

12.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

The following table presents stock options that are exercisable as of December 31, 2015:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Exercisable – December 31, 2015	1,764,931	16.93	3.31	2,619

No stock options became exercisable during the three months ended December 31, 2015. During the three months ended December 31, 2014, 57,334 stock options became exercisable. During the six months ended December 31, 2015 and 2014, respectively, 373,435 and 330,967 stock options became exercisable. No stock options were exercised during the three months ended December 31, 2015 and 2014, respectively. During the six months ended December 31, 2015, the Company received approximately $3.8 million from the exercise of 323,645 stock options. During the six months ended December 31, 2014, the Company received approximately $1.0 million from the exercise of 116,395 stock options. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2015 and 2014:

		Weighted
	Number of	Average
	Shares of	Grant Date
	Restricted	Fair Value
	Stock	($’000)
Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	6,406
Vested – August 2015	(71,574)	1,435
Non-vested – December 31, 2015	589,447	7,622

Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Granted – November 2014	71,530	229
Vested – August 2014	(74,152)	828
Non-vested – December 31, 2014	524,863	3,795

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

Stock option and restricted stock activity (continued)

Restricted stock (continued)

At levels of 2018 Fundamental EPS greater $2.88 and less than $3.76, the number of shares that will vest will be determined by linear interpolation relative to 2018 Fundamental EPS of $3.30. Any shares that do not vest in accordance with the above-described conditions will be forfeited. All shares of restricted stock have been valued utilizing the closing price of shares of the Company’s common stock quoted on The Nasdaq Global Select Market on the date of grant.

The August 2014 grants comprise 127,626 and 14,081 shares of restricted stock awarded to employees and non-employee directors, respectively. All of the November 2014 grants were awarded to employees. The 127,626 and 71,530 shares of restricted stock will vest in full only on the date, if any, the following conditions are satisfied: (1) the closing price of shares of the Company’s common stock equals or exceeds $19.41 (subject to appropriate adjustment for any stock split or stock dividend) for a period of 30 consecutive trading days during a measurement period commencing on the date that the Company files its Annual Report on Form 10-K for the fiscal year ended 2017 and ending on December 31, 2017 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $19.41 price target represents a 20% increase, compounded annually, in the price of shares of the Company’s common stock on Nasdaq over the $11.23 closing price on August 27, 2014.

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

The fair value of restricted stock vesting during the six months ended December 31, 2015 and 2014, respectively, was $1.4 million and $0.8 million.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a stock-based compensation charge of $1.0 million, respectively, during each of the three months ended December 31, 2015 and 2014, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended December 31, 2015
Stock-based compensation charge	$965	$-	$965
Total – Three months ended December 31, 2015	$965	$-	$965

Three months ended December 31, 2014
Stock-based compensation charge	$1,035	$-	$1,035
Total – Three months ended December 31, 2014	$1,035	$-	$1,035

12.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

The Company has recorded a stock-based compensation charge of $1.7 million and $2.0 million, respectively, during the six months ended December 31, 2015 and 2014, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Six months ended December 31, 2015
Stock-based compensation charge	$1,691	$-	$1,691
Total –six months ended December 31, 2015	$1,691	$-	$1,691

Six months ended December 31, 2014
Stock-based compensation charge	$1,951	$-	$1,951
Total –six months ended December 31, 2014	$1,951	$-	$1,951

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of December 31, 2015, the total unrecognized compensation cost related to stock options was approximately $1.3 million, which the Company expects to recognize over approximately two years. As of December 31, 2015, the total unrecognized compensation cost related to restricted stock awards was approximately $1.6 million, which the Company expects to recognize over approximately two years.

As of December 31, 2015 and June 30, 2015, respectively, the Company has recorded a deferred tax asset of approximately $1.6 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the U.S.

13.	Earnings per share

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2015 and 2014, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in February 2012, August 2013, August 2014, November 2014 and August 2015 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in August 2015 are discussed in Note 12 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015.

13.	Earnings per share (continued)

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands except percent		(in thousands except percent
	and		and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$16,658	$22,374	$39,678	$46,463
Undistributed earnings	16,658	22,374	39,678	46,463
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%	99%
Numerator for earnings per share: basic and diluted	$16,426	$22,102	$39,177	$45,947

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	46,429	45,953	46,413	46,352
Effect of dilutive securities:
Stock options	314	125	387	117
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	46,743	46,078	46,800	46,469

Earnings per share:
Basic	$0.35	$0.48	$0.84	$0.99
Diluted	$0.35	$0.48	$0.84	$0.99

(Calculation 1)
Basic weighted-average common shares outstanding (A)	46,429	45,953	46,413	46,352
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	47,086	46,519	47,007	46,873
Percent allocated to common shareholders (A) / (B)	99%	99%	99%	99%

Options to purchase 874,443 shares of the Company’s common stock at prices ranging from $22.51 to $24.46 per share were outstanding during the three and six months ended December 31, 2015, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2018, were still outstanding as of December 31, 2015.

14.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2015 and 2014:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Cash received from interest	$3,656	$3,577	$7,921	$7,740
Cash paid for interest	$1,112	$1,195	$2,051	$2,413
Cash paid for income taxes	$20,256	$20,393	$24,322	$25,553

14.	Supplemental cash flow information (continued)

The sale of the Company’s NUETS business is described in Note 19 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015. The Company received cash sale proceeds of $1.9 million related to this transaction in July 2014.

As discussed in Note 12, during the six months ended December 31, 2014, employees exercised stock options through the delivery 336,584 shares of the Company’s common stock at the closing price on December 9, 2014 or $13.93 under the terms of their option agreements.

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

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended December 31, 2015 and 2014, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers

South African transaction processing	$52,764	$3,350	$49,414
International transaction processing	40,836	-	40,836
Financial inclusion and applied technologies	65,686	5,655	60,031
Total for the three months ended December 31, 2015	159,286	9,005	150,281

South African transaction processing	58,427	5,437	52,990
International transaction processing	40,466	-	40,466
Financial inclusion and applied technologies	67,531	6,856	60,675
Total for the three months ended December 31, 2014	$166,424	$12,293	$154,131

The reconciliation of the reportable segments revenue to revenue from external customers for the six months ended December 31, 2015 and 2014, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$108,403	$6,977	$101,426
International transaction processing	82,065	-	82,065
Financial inclusion and applied technologies	133,046	11,783	121,263
Total for the six months ended December 31, 2015	323,514	18,760	304,754

South African transaction processing	118,679	10,558	108,121
International transaction processing	83,670	-	83,670
Financial inclusion and applied technologies	132,728	13,947	118,781
Total for the six months ended December 31, 2014	$335,077	$24,505	$310,572

15.	Operating segments (continued)

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and six months ended December 31, 2015 and 2014, respectively, is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Reportable segments measure of profit or loss	$29,839	$36,453	$66,447	$75,048
Operating income: Corporate/Eliminations	(5,060)	(5,638)	(10,453)	(11,108)
Interest income	3,664	3,587	7,939	7,677
Interest expense	(1,054)	(1,107)	(2,028)	(2,419)
Income before income taxes	$27,389	$33,295	$61,905	$69,198

The following tables summarize segment information which is prepared in accordance with GAAP for the three and six months ended December 31, 2014 and 2013:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues
South African transaction processing	$52,764	$58,427	$108,403	$118,679
International transaction processing	40,836	40,466	82,065	83,670
Financial inclusion and applied technologies	65,686	67,531	133,046	132,728
Total	159,286	166,424	323,514	335,077

Operating income (loss)
South African transaction processing	12,080	12,883	25,591	26,522
International transaction processing	4,240	5,743	10,783	13,092
Financial inclusion and applied technologies	13,519	17,827	30,073	35,434
Subtotal: Operating segments	29,839	36,453	66,447	75,048
Corporate/Eliminations	(5,060)	(5,638)	(10,453)	(11,108)
Total	24,779	30,815	55,994	63,940

Depreciation and amortization
South African transaction processing	1,600	1,823	3,395	3,545
International transaction processing	6,063	4,292	10,759	8,664
Financial inclusion and applied technologies	332	203	572	382
Subtotal: Operating segments	7,995	6,318	14,726	12,591
Corporate/Eliminations	2,591	3,839	5,975	7,740
Total	10,586	10,157	20,701	20,331

Expenditures for long-lived assets
South African transaction processing	1,096	1,482	2,543	2,164
International transaction processing	8,205	7,279	16,243	15,606
Financial inclusion and applied technologies	646	376	1,859	745
Subtotal: Operating segments	9,947	9,137	20,645	18,515
Corporate/Eliminations	-	-	-	-
Total	$9,947	$9,137	$20,645	$18,515

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

For the three and six months ended December 31, 2015, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2015, was 38.7% and 34.7%, respectively, and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of distributions from subsidiary companies in foreign jurisdictions.

The Company’s effective tax rate for the three and six months ended December 31, 2014, was 30.6% and 31.6%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including consulting and legal fees, interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

Uncertain tax positions

The Company increased its unrecognized tax benefits by approximately $0.1 million and $0.2 million, respectively, during the three and six months ended December 31, 2015. As of December 31, 2015, the Company had accrued interest related to uncertain tax positions of approximately $0.3 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of December 31, 2015 and June 30, 2015, the Company has unrecognized tax benefits of $1.9 million and $2.3 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of December 31, 2015, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2011. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, results of operations or cash flows.

17.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 128.4 million ($8.3 million, translated at exchange rates applicable as of December 31, 2015) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 128.4 million ($8.3 million, translated at exchange rates applicable as of December 31, 2015). The Company pays commission of between 0.2% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of December 31, 2015 and June 30, 2015. The maximum potential amount that the Company could pay under these guarantees is ZAR 128.4 million ($8.3 million, translated at exchange rates applicable as of December 31, 2015). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

17.	Commitments and contingencies

Contingencies

U.S. securities litigation

On September 16, 2015, the U.S. District Court for the Southern District of New York dismissed the purported securities class action litigation originally filed on December 24, 2013, against the Company, our Chief Executive Officer and our Chief Financial Officer. In its opinion, the District Court provided plaintiff with 30 days to file a second amended complaint. This deadline passed without plaintiff taking any action. Accordingly, the case has been closed. The plaintiff did not appeal and the Company considers this litigation over.

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

18.	Subsequent events

On January 20, 2016, the Company acquired the remaining 56% of the issued and outstanding ordinary shares of Transact24 Limited (“T24“) for $3 million in cash and through the issue of 391,645 shares of the Company’s common stock. T24 is a specialist Hong Kong-based payment services company and is now a wholly-owned subsidiary. The Company acquired approximately 44% of T24 in May 2015. Philip Meyer, Managing Director of T24 and an industry veteran in the international payments and transaction processing industries, has become an executive officer of the Company.

The Company elected to settle part of the purchase price in shares in order to appropriately align the T24 management team with the Company and its global strategy. The parties have agreed that 50% of the Company’s shares issued in the transaction are contractually restricted as to resale until after June 30, 2016, and the remaining 50% of the shares are so restricted until after June 30, 2017.

The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2016. Pro forma results of operations have not been presented because the effect of the T24 acquisition, individually and in the aggregate, was not material to the Company’s results of operations. The Company has incurred transaction-related expenditures of approximately $0.1 million to date related to this acquisition and expects to incur additional such expenses during the three months ending March 31, 2016. The Company is currently unable to quantify the amount of these additional expenditures.

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

Recent Developments

Introduction of EasyPay Everywhere “EPE” and EPE ATMs in South Africa

In June 2015, we began the rollout of EPE our business-to-consumer, or B2C, offering in South Africa and have continued to sustain a rapid pace of enrolling new customers. At January 31, 2016, we had more than 830,000 active EPE accounts, compared to 350,000 at October 31, 2015. EPE is a fully transactional account created to serve the needs of South Africa’s unbanked and under-banked population, and is available to all consumers regardless of their financial or social status. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services.

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, we have had to expand our brick-and-mortar financial services branch infrastructure and supplement our nationwide distribution with a UEPS/EMV-enabled ATM network, as well as a dedicated sales force. Such investments have accelerated through the first half of fiscal 2016 and at December 31, 2015, we had 113 branches, 798 ATMs, and 1,923 dedicated employees.

Our deployed ATMs, which are both EMV-and UEPS-compliant, provide biometric verification as well as proof of life functionality, in South Africa. We place these ATMs with our merchant partners and within our own branches, creating a new delivery channel for our products and services that did not previously exist. The ATM rollout has continued to make a positive contribution to our reported results and we have been able to expand our customer base because our ATMs accept all South African issued bank cards. We will continue to expand our ATM footprint during the remainder of fiscal 2016.

The graph below presents the growth of the number of EPE cards issued since July 2015:

Growth in lending book and ongoing scaling up of Smart Life

We have experienced a 40% sequential increase in our lending book during the second quarter of fiscal 2016 as compared to the first quarter of fiscal 2016, with a particularly strong uptake in December 2015. We believe that this increase is primarily due to the convenience to our customers of our expanded brick and mortar branch infrastructure and the provision of our new ATMs in these locations.

In September 2015, we resumed marketing and business development activities in selected areas for the distribution of our simple, low-cost life insurance products and have sold approximately 25,000 new policies though December 31, 2015, in addition to the basic life insurance policy provided with every EPE card issued. We recruited additional and often-times specialized staff to expand our insurance activities in the second quarter of fiscal 2016, and expect the investment in Smart Life staff to continue through the third quarter of fiscal 2016.

ZAZOO

WorldRemit

ZAZOO has entered into an agreement with WorldRemit, a global money transfer services provider, to enable South Africans to instantly receive international money transfers directly into their personal bank accounts. WorldRemit’s has developed an application, or app, that enables people to transfer money to friends and family using a smartphone, tablet or computer at any time or from anywhere. ZAZOO will enable WorldRemit to offer this service in South Africa by using technology developed and customized by FIHRST, an authorized systems operator and third-party processor. FIHRST’s technology streamlines the relationship between the payer and payee and ensures data integrity using sophisticated encryption routines with secure dedicated lines to South Africa’s major banks.

South Africans receive inbound remittances of more than USD 1 billion per year. According to the Remittance Prices Worldwide report published by the World Bank, the average global cost for remittances is 7.68% of the transaction value, with Sub-Saharan Africa listed as the most expensive region in the world at 9.74% . These numbers emphasize the opportunity that exists in South Africa to attract customers through the introduction of highly efficient financial technology, namely lowering cost and increasing accessibility.

In addition, unbanked recipients have the option of opening an EPE account. Should a recipient select to receive their funds into their EPE account, ZAZOO will enable that recipient to make use of its Mobile Virtual Card, or MVC, technology to create a virtual MasterCard to spend digitally for any online purchase in South Africa.

Oxigen Services India Pvt. Ltd

ZAZOO has recently entered into an agreement with Oxigen, a payment solutions provider in India, to seamlessly integrate its MVC technology to power Visa Prepaid into Oxigen Wallet in association with RBL Bank as sponsor bank and co-branding partner. The Oxigen Wallet will use ZAZOO’s MVC technology to power the Visa Prepaid card securely and off-line for card-not-present transactions, such as e-commerce or m-commerce purchases. The MVC technology runs as an app on any mobile phone, transforming it into a cashless, secure and convenient electronic payment device that eliminates the risks of theft, phishing, skimming, spoofing and other fraudulent activities. Oxigen Wallet customers will be able to use the app to make any purchases or bill payments at online merchants, or send virtual gift cards to friends and family.

Secular trends strongly support robust growth in India’s mobile commerce industry. Accordingly to TRACXN!, digital transactions are expected to account for 27% of total transactions in India by 2020. Smartphone adoption is rapidly increasing, which in turn drives internet usage as more than 60% of India’s roughly 350 million internet users access the web from their mobile phone, according to IAMAI. It is estimated that it took over a decade for India’s internet user base to grow from 10 million to 100 million, three years to cross 200 million, and last year alone reached 300 million. Similarly, a Goldman Sachs report states that Indians spend approximately $20 billion annually online which is expected to grow 15-fold to $300 billion by 2030.

Regulatory change to merchant fees in South Korea

Korean regulators have recently introduced specific regulations governing the fees that may be charged on card transactions, as is the case in most other developed economies, that have a direct impact on card issuers in Korea. Consistent with global practices, we expect the card issuers to renegotiate their fees with VAN companies including KSNET, and if successful, such actions may have an adverse impact on KSNET's financial performance. Transaction processors and acquirers in other international markets facing similar regulation have successfully navigated through this cycle, and we believe we are also well positioned to accommodate these changes and additionally implement initiatives that would further diversify KSNET's existing business model.

Share Repurchases

During the second quarter of fiscal 2016, we repurchased 749,213 shares of our common stock for approximately $11.2 million under our share repurchase program.

Closure of cases by Hawks

During 2012, shortly after the award of the SASSA tender to us, certain media reports appeared in the South African press which alleged or implied that the SASSA tender process was tainted by corruption through bribes by or on behalf of our subsidiary, Cash Paymaster Service (Pty) Ltd.

On February 14, 2013, we filed an application pursuant to Section 34 of the South African Prevention of Corrupt Activities Act in South Africa with the South African Police Service. Section 34 deals with the reporting of suspected fraud, theft, extortion and forgery. Matters reported under Section 34 are usually referred for investigation to the Serious Economic Offences Unit of the South African Police Service’s Directorate for Priority Crime Investigation, or Hawks. We filed the Section 34 application after we conducted our own internal investigation into the allegations contained in the South African press articles. We found no evidence substantiating any of the press allegations. We then filed the Section 34 application to prompt the Hawks to conduct a wider investigation into the allegations because we did not have access to the personal financial records of the alleged perpetrators. A separate but similar complaint was lodged by the Democratic Alliance, the official opposition political party in South Africa.

On November 12, 2015, we announced that we had received a written notice from the Hawks, stating that both cases were investigated and brought before two separate prosecutors for decisions. As both prosecutors declined to prosecute these matters, the Hawks have closed the investigations and regard the matters as finalized.

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

Recent accounting pronouncements not yet adopted as of December 31, 2015

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2015, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2015	2014	2015	2014	2015
ZAR : $ average exchange rate	14.2261	11.2236	13.6072	10.9909	11.4494
Highest ZAR : $ rate during period	15.8939	11.6941	15.8939	11.6941	12.5779
Lowest ZAR : $ rate during period	12.1965	10.8651	12.1965	10.5128	10.5128
Rate at end of period	15.5419	11.6088	15.5419	11.6088	12.2854

KRW : $ average exchange rate	1,164	1,088	1,164	1,057	1,078
Highest KRW : $ rate during period	1,203	1,122	1,203	1,122	1,139
Lowest KRW : $ rate during period	1,122	1,048	1,122	1,009	1,009
Rate at end of period	1,176	1,098	1,176	1,098	1,128

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2015 and 2014, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2015	2014	2015	2014	2015
Income and expense items: $1 = ZAR .	14.1196	11.2066	13.4906	10.9688	11.4275
Income and expense items: $1 = KRW	1,161	1,051	1,165	1,036	1,073

Balance sheet items: $1 = ZAR	15.5419	11.6088	15.5419	11.6088	12.2854
Balance sheet items: $1 = KRW	1,176	1,098	1,176	1,098	1,128

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

Second quarter of fiscal 2016 compared to second quarter of fiscal 2015

The following factors had a significant influence on our results of operations during the second quarter of fiscal 2016 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against primary functional currencies: The U.S. dollar appreciated by 26% against the ZAR and 10% against the KRW during the second quarter of fiscal 2016, which negatively impacted our reported results;

•

Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the second quarter of fiscal 2016, which has resulted in higher revenues and operating income, primarily from more sales of low-margin prepaid airtime and an increase in transaction fees. The significant growth in our lending book during December 2015 resulted in a substantial increase in the allowance for doubtful finance loans receivable, in accordance with our policy of providing for doubtful finance loans receivable at the time that a loan is originated;

•

Ongoing contributions from EPE and Smart Life and expansion of branch network: Our EPE and Smart Life offerings contributed to an increase in revenue in ZAR, as well as an associated increase in establishment costs for our branch network;

•	Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations; and
•

Tax impact of dividends from South African subsidiary: Our income tax expense includes approximately $2.4 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary during October 2015, which helped reduce the impact of a weakened ZAR on our reported cash balances. The conversion of a significant portion of our ZAR cash reserves to USD negatively impacted our interest income due the material difference between ZAR and USD deposit rates.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended December 31,
	2015	2014	$ %
	$ ’000	$ ’000	change
Revenue	150,281	154,131	(2%	)
Cost of goods sold, IT processing, servicing and support	78,668	71,774	10%
Selling, general and administration	36,248	41,385	(12%	)
Depreciation and amortization	10,586	10,157	4%
Operating income	24,779	30,815	(20%	)
Interest income	3,664	3,587	2%
Interest expense	1,054	1,107	(5%	)
Income before income tax expense	27,389	33,295	(18%	)
Income tax expense	10,593	10,203	4%
Net income before earnings from equity-accounted investments	16,796	23,092	(27%	)
Earnings from equity-accounted investments	388	76	411%
Net income	17,184	23,168	(26%	)
Less net income attributable to non-controlling interest	526	794	(34%	)
Net income attributable to us	16,658	22,374	(26%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended December 31,
	2015	2014
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,121,908	1,727,284	23%
Cost of goods sold, IT processing, servicing and support	1,110,761	804,342	38%
Selling, general and administration	511,807	463,785	10%
Depreciation and amortization	149,470	113,825	31%
Operating income	349,870	345,332	1%
Interest income	51,734	40,198	29%
Interest expense	14,882	12,406	20%
Income before income tax expense	386,722	373,124	4%
Income tax expense	149,569	114,341	31%
Net income before earnings from equity-accounted investments	237,153	258,783	(8%	)
Earnings from equity-accounted investments	5,478	852	543%
Net income	242,631	259,635	(7%	)
Less net income attributable to non-controlling interest	7,427	8,898	(17%	)
Net income attributable to us	235,204	250,737	(6%	)

The increase in revenue in ZAR was primarily due to higher prepaid airtime sales, more low-margin transaction fees generated from cardholders using the South African National Payment System, more fees generated from our new EPE and ATM offerings, an increase in the number of SASSA UEPS/ EMV beneficiaries paid, a higher contribution from KSNET and more ad hoc terminal sales, offset by lower lending service fees.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to roll-out our new EPE and ATM offerings and expanding our branch network, and more prepaid airtime sold.

In ZAR, our selling, general and administration expense increased due to an increase in our allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book in the last lending cycle of calendar 2015, a higher staff complement resulting from our EPE roll-out, annual salary increases for our South African employees, as well as increases in goods and services purchased from third parties.

Our operating income margin for second quarter of fiscal 2016 and 2015 was 16% and 20% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to the higher cost of goods sold, IT processing, servicing and support referred to above and an increase in depreciation expenses. Specifically, the majority of the expenses incurred to grow our new offerings are fixed and we expect that these expenses will impact on our margin in the short-term until we scale these new businesses sufficiently to offset the effect of these investments.

In ZAR, depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea and the roll-out of EPE ATMs, offset by lower overall amortization of intangible assets that are fully amortized.

Interest on surplus cash increased to $3.7 million (ZAR 51.7 million) from $3.6 million (ZAR 40.2 million), due primarily to higher average daily ZAR cash balances, partially offset by the lower interest earned on the USD cash reserves that we converted from ZAR through distributions from our South African subsidiary.

In USD, interest expense decreased to $1.05 million (ZAR 14.9 million) from $1.11 million (ZAR 12.4 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2016 tax expense was $10.6 million (ZAR 149.6 million) compared to $10.2 million (ZAR 114.3 million) in fiscal 2015. Our effective tax rate for fiscal 2016, was 38.7% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $2.4 million attributable to a distribution from our South African subsidiary, which were intended to help reduce the impact of a weakening ZAR on our reported cash balances. Our effective tax rate for fiscal 2015, was 30.6% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees, the interest expense related to our long-term South Korean borrowings and stock-based compensation charges).

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5	In U.S. Dollars (U.S. GAAP)
	Three months ended December 31,
	2015	% of		2014	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	52,764	35%		58,427	38%		(10%	)
International transaction processing	40,836	27%		40,466	26%		1%
Financial inclusion and applied technologies	65,686	44%		67,531	44%		(3%	)
Subtotal: Operating segments	159,286	106%		166,424	108%		(4%	)
Intersegment eliminations	(9,005)	(6%	)	(12,293)	(8%	)	(27%	)
Consolidated revenue	150,281	100%		154,131	100%		(2%	)
Operating income (loss):
South African transaction processing	12,080	49%		12,883	42%		(6%	)
International transaction processing	4,240	17%		5,743	19%		(26%	)
Financial inclusion and applied technologies	13,519	55%		17,827	58%		(24%	)
Subtotal: Operating segments	29,839	121%		36,453	119%		(18%	)
Corporate/Eliminations	(5,060)	(21%	)	(5,638)	(19%	)	(10%	)
Consolidated operating income	24,779	100%		30,815	100%		(20%	)

Table 6	In South African Rand (U.S. GAAP)
	Three months ended December 31,
	2015			2014
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	745,007	35%		654,768	38%		14%
International transaction processing	576,588	27%		453,486	26%		27%
Financial inclusion and applied technologies	927,460	44%		756,793	44%		23%
Subtotal: Operating segments	2,249,055	106%		1,865,047	108%		21%
Intersegment eliminations	(127,147)	(6%	)	(137,763)	(8%	)	(8%	)
Consolidated revenue	2,121,908	100%		1,727,284	100%		23%
Operating income (loss):
South African transaction processing	170,565	49%		144,375	42%		18%
International transaction processing	59,867	17%		64,360	19%		(7%	)
Financial inclusion and applied technologies	190,883	55%		199,780	58%		(4%	)
Subtotal: Operating segments	421,315	121%		408,515	119%		3%
Corporate/Eliminations	(71,445)	(21%	)	(63,183)	(19%	)	13%
Consolidated operating income	349,870	100%		345,332	100%		1%

South African transaction processing

In ZAR, the increase in segment revenue and operating income was primarily due to higher EPE revenue as a result of increased ATM transactions, more low-margin transaction fees generated from card holders using the South African National Payment System and an increase in the number of social welfare grants distributed, offset by fewer inter-segment transaction processing activities.

Our operating income margin for the second quarter of fiscal 2016 and 2015 was 23% and 22%, respectively, and was higher primarily due to higher EPE revenue as a result of increased ATM transactions, an increase in the number of beneficiaries paid in fiscal 2016 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System, partially offset by annual salary increases granted to our South African employees.

International transaction-based activities

Revenue increased in constant currency primarily due to higher transaction volume at KSNET during the second quarter of fiscal 2016. Operating income during the second quarter of fiscal 2016 was lower due to an increase in depreciation expenses at KSNET and ongoing ZAZOO start-up costs in the UK and India, but was partially offset by increase in revenue contribution from KSNET and a positive contribution by XeoHealth.

Operating income and margin for the second quarter of fiscal 2015, was negatively impacted by ad hoc incentives provided to staff due to the strong operating performance of KSNET during calendar 2014. Operating income margin for the second quarter of fiscal 2016 and 2015 was 10% and 14%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime and other value-added services sales, more ad hoc terminal and card sales and, in ZAR, an increase in inter-segment revenues, offset by lower lending service fees. Operating income for the second quarter of fiscal 2016, was adversely impacted by an increase in our allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book in the last lending cycle of calendar 2015 and establishment costs for Smart Life and expansion of our branch network.

The South African National Credit Act, or NCA, made certain industry-wide amendments, which became effective March 13, 2015. These amendments were introduced primarily to address over-indebtedness of South African consumers and require lenders to perform a stricter affordability assessment. Compliance with the amended legislation initially had a modest negative impact on our lending businesses in late fiscal 2015 and early fiscal 2016. However, we have experienced an increase in our lending book towards the end of the second quarter of fiscal 2016. We expect this growth in our lending book to translate to higher revenue and operating income in the third quarter of fiscal 2016.

Operating income margin for the Financial inclusion and applied technologies segment was 21% and 26%, respectively, during the second quarter of fiscal 2016 and 2015, and has decreased primarily due to the increase in our allowance for doubtful finance loans receivable, the sale of more low-margin prepaid airtime and establishment costs for Smart Life, expansion of our branch network and annual salary increases for our South African employees.

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

First half of fiscal 2016 compared to first half of fiscal 2015

The following factors had a significant influence on our results of operations during the first half of fiscal 2016 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against primary functional currencies: The U.S. dollar appreciated by 23% against the ZAR and 13% against the KRW during the first half of fiscal 2016, which negatively impacted our reported results;

•

Continued growth in financial inclusion services: We continued to grow our financial inclusion services offerings during the first half of fiscal 2016, which has resulted in higher revenues and operating income, primarily from more sales of low-margin prepaid airtime and an increase in transaction fees. The significant growth in our lending book during December 2015 resulted in a substantial increase in the allowance for doubtful finance loans receivable, in accordance with our policy of providing for future doubtful finance loans receivable at the time that a loan is originated;

•

Launch of EPE and Smart Life: During the first half of fiscal 2016 we launched our EPE and Smart Life offerings, which contributed to a marginal increase in revenue in ZAR, as well as an associated increase in establishment costs for our branch network;

•	Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations; and
•

Tax impact of dividends from South African subsidiary: Our income tax expense includes approximately $2.9 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary which helped reduce the impact of a weakened ZAR on our reported cash balances. The conversion of a significant portion of our ZAR cash reserves to USD negatively impacted our interest income due the material difference between ZAR and USD deposit rates.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 7	(U.S. GAAP)
	Six months ended December 31,
	2015	2014	$	%
	$ ’000	$ ’000		change
Revenue	304,754	310,572		(2%	)
Cost of goods sold, IT processing, servicing and support	156,050	146,180		7%
Selling, general and administration	72,009	80,121		(10%	)
Depreciation and amortization	20,701	20,331		2%
Operating income	55,994	63,940		(12%	)
Interest income	7,939	7,677		3%
Interest expense	2,028	2,419		(16%	)
Income before income tax expense	61,905	69,198		(11%	)
Income tax expense	21,490	21,851		(2%	)
Net income before earnings from equity-accounted investments	40,415	47,347		(15%	)
Earnings from equity-accounted investments	576	168		243%
Net income	40,991	47,515		(14%	)
Less net income attributable to non-controlling interest	1,313	1,052		25%
Net income attributable to us	39,678	46,463		(15%	)

	In South African Rand
Table 8	(U.S. GAAP)
	Six months ended December 31,
	2015	2014
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	4,111,315	3,406,601	21%
Cost of goods sold, IT processing, servicing and support	2,105,208	1,603,419	31%
Selling, general and administration	971,445	878,830	11%
Depreciation and amortization	279,269	223,006	25%
Operating income	755,393	701,346	8%
Interest income	107,102	84,207	27%
Interest expense	27,359	26,534	3%
Income before income tax expense	835,136	759,019	10%
Income tax expense	289,913	239,679	21%
Net income before earnings from equity-accounted investments	545,223	519,340	5%
Earnings from equity-accounted investments	7,771	1,843	322%
Net income	552,994	521,183	6%
Less net income attributable to non-controlling interest	17,713	11,539	54%
Net income attributable to us	535,281	509,644	5%

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

The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to roll-out our new EPE and ATM offerings and expanding our branch network, and more prepaid airtime sold.

In ZAR, our selling, general and administration expense increased due to an increase in our allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book in the last lending cycle of calendar 2015, a higher staff complement resulting from our EPE roll-out, as well as increases in goods and services purchased from third parties.

Our operating income margin for first half of fiscal 2016 and 2015 was 18% and 21% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to the higher cost of goods sold, IT processing, servicing and support referred to above and an increase in depreciation expenses.

In ZAR, depreciation and amortization were higher primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea and the roll-out of EPE ATMs.

Interest on surplus cash increased to $7.9 million (ZAR 107.1 million) from $7.7 million (ZAR 84.2 million), due primarily to higher average daily ZAR cash balances, partially offset by the lower interest earned on the USD cash reserves that we converted from ZAR through distributions from our South African subsidiary.

Interest expense decreased to $2.0 million (ZAR 27.4 million) from $2.4 million (ZAR 26.5 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2016 tax expense was $21.5 million (ZAR 289.9 million) compared to $21.9 million (ZAR 239.7 million) in fiscal 2015. Our effective tax rate for the first half of fiscal 2016, was 34.7% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $2.9 million attributable to distributions from our South African subsidiary. Our effective tax rate for fiscal 2015, was 31.6% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees, the interest expense related to our long-term South Korean borrowings and stock-based compensation charges).

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9	In U.S. Dollars (U.S. GAAP)
	Six months ended December 31,
	2015	% of		2014	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	108,403	36%		118,679	38%		(9%	)
International transaction processing	82,065	27%		83,670	27%		(2%	)
Financial inclusion and applied technologies	133,046	44%		132,728	43%		-
Subtotal: Operating segments	323,514	107%		335,077	108%		(3%	)
Intersegment eliminations	(18,760)	(7%	)	(24,505)	(8%	)	(23%	)
Consolidated revenue	304,754	100%		310,572	100%		(2%	)
Operating income (loss):
South African transaction processing	25,591	46%		26,522	41%		(4%	)
International transaction processing	10,783	19%		13,092	20%		(18%	)
Financial inclusion and applied technologies	30,073	54%		35,434	55%		(15%	)
Subtotal: Operating segments	66,447	119%		75,048	116%		(11%	)
Corporate/Eliminations	(10,453)	(19%	)	(11,108)	(16%	)	(6%	)
Consolidated operating income	55,994	100%		63,940	100%		(12%	)

Table 10	In South African Rand (U.S. GAAP)
	Six months ended December 31,
	2015			2014
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	1,462,422	36%		1,301,766	38%		12%
International transaction processing	1,107,106	27%		917,759	27%		21%
Financial inclusion and applied technologies	1,794,870	44%		1,455,867	43%		23%
Subtotal: Operating segments	4,364,398	107%		3,675,392	108%		19%
Intersegment eliminations	(253,083)	(7%	)	(268,791)	(8%	)	(6%	)
Consolidated revenue	4,111,315	100%		3,406,601	100%		21%
Operating income (loss):
South African transaction processing	345,238	46%		290,915	41%		19%
International transaction processing	145,469	19%		143,604	20%		1%
Financial inclusion and applied technologies	405,703	54%		388,668	55%		4%
Subtotal: Operating segments	896,410	119%		823,187	116%		9%
Corporate/Eliminations	(141,017)	(19%	)	(121,841)	(16%	)	16%
Consolidated operating income	755,393	100%		701,346	100%		8%

South African transaction processing

In ZAR, the increase in segment revenue was primarily due to more low-margin transaction fees generated from card holders using the South African National Payment System and an increase in the number of social welfare grants distributed, offset by fewer inter-segment transaction processing activities.

Our operating income margin for the first half of fiscal 2016 and 2015 was 24% and 22%, respectively, and has increased primarily due to an increase in the number of beneficiaries paid in fiscal 2016 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System.

International transaction-based activities

Revenue increased in constant currency primarily due to higher transaction volume at KSNET during the first half of fiscal 2016. Operating income during the first quarter of fiscal 2016 was higher due to increase in revenue contribution from KSNET and a positive contribution by XeoHealth, but was partially offset by an increase in depreciation expense and ongoing ZAZOO start-up costs in the UK and India. Operating income margin for the first half of fiscal 2016 and 2015 was 13% and 16%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime and other value-added services sales, more ad hoc terminal and card sales and, in ZAR, an increase in inter-segment revenues, offset by lower lending service fees. Operating income for the first half of fiscal 2016, was adversely impacted by the commensurate increase in our allowance for doubtful finance loans receivable and establishment costs for Smart Life and expansion of our branch network.

Operating income margin for the Financial inclusion and applied technologies segment was 23% and 27%, respectively, during the first half of fiscal 2016 and 2015, and has decreased primarily due to the increase in our allowance for doubtful finance loans receivable, the sale of more low-margin prepaid airtime and establishment costs for Smart Life and expansion of our branch network.

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

Liquidity and Capital Resources

At December 31, 2015, our cash balances were $101.4 million, which comprised mainly ZAR-denominated balances of ZAR 755.9 million ($48.6 million), U.S. dollar-denominated balances of $38.8 million, KRW-denominated balances of KRW 8.2 billion ($7.0 million) and other currency deposits, primarily euros and British pounds of $6.9 million. The decrease in our cash balances from June 30, 2015, was primarily due to the strengthening of the U.S. dollar against our primary functional currencies, repurchase of shares of our common stock, growth in our lending book, provisional tax payments and capital expenditures, offset by the expansion of all of our core businesses.

We currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the U.S. dollar denominated money market accounts. We have invested surplus cash in Korea in short-term investment accounts at Korean banking institutions.

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

We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($25.7 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprises an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of December 31, 2015, we have used none of the overdraft and ZAR 137.1 million ($8.9 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015, for additional information related to our short-term facilities.

As of December 31, 2015, we had outstanding long-term debt of KRW 68.9 billion (approximately $58.6 million translated at exchange rates applicable as of December 31, 2015) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.64% as of December 31, 2015) plus a margin of 3.10% for one of the term loan facilities and the revolver. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015, for additional information related to our long-term borrowings and Note 9 to our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2015, for additional information related to our long-term borrowings.

Cash flows from operating activities

Second quarter of fiscal 2016

Net cash provided by operating activities for the second quarter of fiscal 2016 was $4.0 million (ZAR 57.1 million) compared to $14.6 million (ZAR 163.7 million) for the second quarter of fiscal 2015. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our lending book, offset by cash inflows from improved trading activity during fiscal 2016.

During the second quarter of fiscal 2016, we paid South African tax of $15.8 million (ZAR 238.1 million) related to our 2016 tax year in South Africa. We paid dividend withholding taxes of $1.8 million (ZAR 25.0 million) during the second quarter of fiscal 2016. We also paid taxes totaling $2.6 million in other tax jurisdictions, primarily South Korea. During the second quarter of fiscal 2015, we paid South African tax of $18.8 million (ZAR 215.7 million) related to our 2015 tax year. We also paid taxes totaling $1.9 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the second quarter of fiscal 2016 and 2015 were as follows:

Table 11	Three months ended December 31,
	2015	2014	2015	2014
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	15,841	18,775	238,127	215,677
Taxation paid related to prior years	-	-	-	3
Taxation refunds received	-	(243)	-	(2,700)
Dividend withholding taxation	1,821	-	25,000	-
Total South African taxes paid	17,662	18,532	263,127	212,980
Foreign taxes paid, primarily South Korea	2,594	1,861	37,524	20,645
Total tax paid	20,256	20,393	300,651	233,625

First half of fiscal 2016

Net cash provided by operating activities for the first half of fiscal 2016 was $32.1 million (ZAR 433.7 million) compared to $54.1 million (ZAR 593.6 million) for the first half of fiscal 2015. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our lending book, offset by cash inflows from improved trading activity during fiscal 2016.

During the first half of fiscal 2016, we paid South African tax of $15.8 million (ZAR 238.1 million) related to our 2016 tax year and $3.4 million (ZAR 46.8 million) related to prior tax years. We paid dividend withholding taxes of $2.6 million (ZAR 35.0 million) during the first half of fiscal 2016. We also paid taxes totaling $2.6 million in other tax jurisdictions, primarily South Korea. During the first half of fiscal 2015, we paid South African tax of $18.8 million (ZAR 215.7 million) related to our 2015 tax year and $2.4 million (ZAR 26.4 million) related to prior tax years. We also paid taxes totaling $4.6 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the first half of fiscal 2016 and 2015 were as follows:

Table 12	Six months ended December 31,
	2015	2014	2015	2014
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	15,841	18,775	238,127	215,677
Taxation paid related to prior years	3,436	2,408	46,840	26,395
Taxation refunds received	(176)	(277)	(2,402)	(3,065)
Dividend withholding taxation	2,610	-	35,000	-
Total South African taxes paid	21,711	20,906	317,565	239,007
Foreign taxes paid: primarily Korea	2,611	4,647	37,756	50,815
Total tax paid	24,322	25,553	355,321	289,822

Cash flows from investing activities

Second quarter of fiscal 2016

Cash used in investing activities for the second quarter of fiscal 2016 includes capital expenditure of $9.9 million (ZAR 141.5 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

Cash used in investing activities for the second quarter of fiscal 2015 includes capital expenditure of $9.1 million (ZAR 102.6 million), primarily for the acquisition of payment processing terminals in Korea.

First half of fiscal 2016

Cash used in investing activities for the first half of fiscal 2016 includes capital expenditure of $20.6 million (ZAR 280.9 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

Cash used in investing activities for the first half of fiscal 2015 includes capital expenditure of $18.5 million (ZAR 203.5 million), primarily for the acquisition of payment processing terminals in Korea. We also received approximately $1.9 million resulting from the sale of NUETS business.

Cash flows from financing activities

Second quarter of fiscal 2016

During the second quarter of fiscal 2016, we acquired 749,213 shares of our common stock for approximately $11.2 million and utilized approximately $0.7 million of our Korean borrowings to pay quarterly interest due.

During the second quarter of fiscal 2015, we made a scheduled Korean debt repayment of $14.1 million utilizing available cash reserves. We also utilized approximately $1.1 million of our Korean borrowings to pay quarterly interest due.

First half of fiscal 2016

During the first half of fiscal 2016, we received approximately $3.8 million from the exercise of stock options, acquired 749,213 shares of our common stock for approximately $11.2 million, and utilized approximately $1.4 million of our Korean borrowings to pay quarterly interest due.

During the first half of fiscal 2015, we made a scheduled Korean debt repayment of $14.1 million, repurchased BVI’s remaining 1,837,432 shares of our common stock for approximately $9.2 million and received $1.4 million from BVI for 12.5% of CPS’ issued and outstanding ordinary shares. We also utilized approximately $2.2 million of our Korean borrowings to pay quarterly interest due and received approximately $1.0 million from the exercise of stock options during the first quarter of fiscal 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the third quarter of fiscal 2016 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of ATMs infrastructure and branch network in South Africa.

Our historical capital expenditures for the second quarter of fiscal 2016 and 2015 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of December 31, 2015, of $0.8 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2015:

Table 13	Payments due by Period, as of December 31, 2015 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	62,250	2,972	20,552	38,726	-
Operating lease obligations	9,156	4,802	4,205	149	-
Purchase obligations	8,218	8,218	-	-	-
Capital commitments	803	803	-	-	-
Other long-term obligations (B)(C)	1,321	-	-	-	1,321
Total	81,748	16,795	24,757	38,875	1,321

(A)	– Includes $58.6 million of long-term debt and interest payable at the rate applicable on December 31, 2015, under our Korean debt facility.
(B)	– Includes policy holder liabilities of $1.0 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $8.8 million issued as of December 31, 2015, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2015, as a result of changes in the Korean CD rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of December 31, 2015, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2015
Table 14				Estimated annual
expected interest
	Annual	Hypothetical		charge after
	expected	change in		hypothetical change in
	interest	Korean CD		Korean CD rate, as
	charge	rate, as		appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	2,736	1%		3,322
		(1%	)	2,150

The following table summarizes our exchange-traded equity securities with equity price risk as of December 31, 2015. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of December 31, 2015, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2015
Table 15
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	5,973	10%		6,570	0.13%
		(10%	)	5,376	(0.13%	)

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

U.S. securities litigation

On September 16, 2015, the U.S. District Court for the Southern District of New York dismissed the purported securities class action litigation originally filed on December 24, 2013, against us, our Chief Executive Officer and our Chief Financial Officer. In its opinion, the District Court provided plaintiff with 30 days to file a second amended complaint. This deadline passed without plaintiff taking any action. Accordingly, the case has been closed. The plaintiff did not appeal and we consider this litigation over.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information relating to purchases of shares of our common stock during the second quarter of fiscal 2016:

Table 16			(c)	(d)
			Total number	Maximum
			of shares	dollar value
			purchased as	of shares that
		(b)	part of	may yet be
	(a)	Average price	publicly	purchased
	Total number	paid per	announced	under the
	of shares	share	plans or	plans or
Period	purchased	(US dollars)	programs	programs (1)
October 2015	-	-	-	100,000,000
November 2015	500,000	15.43	500,000	92,286,565
December 2015	249,213	13.93	249,213	88,814,277
Total	749,213		749,213

(1) On August 21, 2013, our Board of Directors approved this authorization to an aggregate of up to $100 million. The authorization has no expiration date.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.30*	Amended and Restated Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	September 25, 2015
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2016.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Dr. Serge C.P. Belamant

Dr. Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman Gideon Kotzé

Herman Gideon Kotzé
Chief Financial Officer, Treasurer and Secretary, Director