Form 10-Q
period 2016-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2016-05-06
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ To __________

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
YES [  ]     NO [X ]

As of May 4, 2016 (the latest practicable date), 45,636,435 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and June 30, 2015	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months ended March 31, 2016 and 2015	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months ended March 31, 2016 and 2015	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the Nine months ended March 31, 2016	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine months ended March 31, 2016 and 2015	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	46
Signatures		46
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2016	2015
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,269	$117,583
Pre-funded social welfare grants receivable (Note 3)	1,560	2,306
Accounts receivable, net of allowances of – March: $3,538; June: $1,956 (Note 1)	111,637	121,335
Finance loans receivable, net of allowances of – March: $4,587; June: $4,227	43,596	40,373
Inventory (Note 4)	11,555	12,979
Deferred income taxes	5,777	7,298
Total current assets before settlement assets	297,394	301,874
Settlement assets (Note 5)	484,535	661,916
Total current assets	781,929	963,790
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – March: $106,200; June: $94,014	56,110	52,320
EQUITY-ACCOUNTED INVESTMENTS	11,259	14,329
GOODWILL (Note 7)	163,338	166,437
INTANGIBLE ASSETS, net (Note 7)	41,870	47,124
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 1, Note 6 and Note 8)	49,299	42,430
TOTAL ASSETS	1,103,805	1,286,430

LIABILITIES
CURRENT LIABILITIES
Accounts payable	14,880	21,453
Other payables	44,748	45,595
Current portion of long-term borrowings (Note 10)	8,752	8,863
Income taxes payable	7,940	6,287
Total current liabilities before settlement obligations	76,320	82,198
Settlement obligations (Note 5)	484,535	661,916
Total current liabilities	560,855	744,114
DEFERRED INCOME TAXES	9,407	10,564
LONG-TERM BORROWINGS (Note 10)	52,269	50,762
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	1,708	2,205
TOTAL LIABILITIES	624,239	807,645
COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY
COMMON STOCK (Note 11) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - March: 45,636,435; June: 46,679,565	64	64
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: March: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	224,347	213,896
TREASURY SHARES, AT COST: March: 20,135,140; June: 18,057,228	(238,432)	(214,520)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(184,382)	(139,181)
RETAINED EARNINGS	675,966	617,868
TOTAL NET1 EQUITY	477,563	478,127
NON-CONTROLLING INTEREST	2,003	658
TOTAL EQUITY	479,566	478,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,103,805	$1,286,430

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$134,736	$151,121	$439,490	$461,693
EXPENSE
Cost of goods sold, IT processing, servicing and support	63,266	71,094	219,316	217,274
Selling, general and administration	35,998	38,001	108,007	118,122
Depreciation and amortization	9,281	10,060	29,982	30,391
OPERATING INCOME	26,191	31,966	82,185	95,906
INTEREST INCOME	3,345	4,211	11,284	11,888
INTEREST EXPENSE	852	941	2,880	3,360
INCOME BEFORE INCOME TAX EXPENSE	28,684	35,236	90,589	104,434
INCOME TAX EXPENSE (Note 17)	9,816	10,305	31,306	32,156
NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	18,868	24,931	59,283	72,278
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	2	65	578	233
NET INCOME	18,870	24,996	59,861	72,511
LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	450	638	1,763	1,690
NET INCOME ATTRIBUTABLE TO NET1	$18,420	$24,358	$58,098	$70,821
Net income per share, in U.S. dollars (Note 14)
Basic earnings attributable to Net1 shareholders	$0.40	$0.52	$1.24	$1.51
Diluted earnings attributable to Net1 shareholders	$0.40	$0.52	$1.23	$1.51

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Net income	$18,870	$24,996	$59,861	$72,511

Other comprehensive income (loss)
Net unrealized income on asset available for sale, net of tax	642	648	692	422
Movement in foreign currency translation reserve	14,359	(11,596)	(46,297)	(49,182)
Total other comprehensive income (loss), net of taxes	15,001	(10,948)	(45,605)	(48,760)

Comprehensive income	33,871	14,048	14,256	23,751
Less comprehensive income attributable to non-controlling interest	(509)	(601)	(1,359)	(1,604)
Comprehensive income attributable to Net1	$33,362	$13,447	$12,897	$22,147

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the Nine months ended March 31, 2016 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
								Accumulated
			Number of		Number of	Additional		other		Non-
	Number of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Total Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	loss	Equity	Interest	Total
Balance – July 1, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$658	$478,785
Repurchase of common stock (Note 11)			(2,077,912)	(23,912)	(2,077,912)				(23,912)		(23,912)
Restricted stock granted (Note 13)	319,492				319,492				-		-
Exercise of stock option (Note 13)	323,645	-			323,645	3,762			3,762		3,762
Stock-based compensation charge (Note 13)						2,645			2,645		2,645
Income tax benefit from vested stock awards						67			67		67
Issue of Smart Life shares						14			14	(14)	-
T24 acquisition (Note 2)	391,645				391,645	3,963			3,963		3,963
Net income							58,098		58,098	1,763	59,861
Other comprehensive loss (Note 12)								(45,201)	(45,201)	(404)	(45,605)
Balance – March 31, 2016	65,771,575	$64	(20,135,140)	$(238,432)	45,636,435	$224,347	$675,966	$(184,382)	$477,563	$2,003	$479,566

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$18,870	$24,996	$59,861	$72,511
Depreciation and amortization	9,281	10,060	29,982	30,391
Earnings from equity-accounted investments	(2)	(65)	(578)	(233)
Fair value adjustments	(2,387)	(449)	613	(270)
Interest payable	343	(23)	1,697	1,276
Profit on disposal of property, plant and equipment	(29)	(64)	(113)	(295)
Gain on fair value of T24 (Note 2)	(1,909)	-	(1,909)	-
Stock-based compensation charge	954	731	2,645	2,682
Facility fee amortized	34	36	103	170
Decrease (Increase) in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	15,914	3,379	(15,211)	5,534
Increase in inventory	(340)	(26)	(495)	(2,771)
Increase (Decrease) in accounts payable and other payables	4,009	4,735	1,563	(7,654)
Increase in taxes payable	4,479	7,465	3,444	4,113
Decrease in deferred taxes	(19)	(1,467)	(256)	(2,025)
Net cash provided by operating activities	49,198	49,308	81,346	103,429

Cash flows from investing activities
Capital expenditures	(8,053)	(6,307)	(28,698)	(24,822)
Proceeds from disposal of property, plant and equipment	136	163	753	777
Acquisition of available for sale securities	(8,900)	-	(8,900)	-
Acquisition of T24, net of cash acquired (Note 2)	(1,666)	-	(1,666)	-
Proceeds from sale of business (Note 15)	-	-	-	1,895
Other investing activities (Note 6)	(5)	-	(5)	(29)
Net change in settlement assets	(130,782)	(188,315)	112,047	10,283
Net cash (used in) provided by investing activities	(149,270)	(194,459)	73,531	(11,896)

Cash flows from financing activities
Acquisition of treasury stock (Note 11)	(12,726)	-	(23,912)	(9,151)
Proceeds from issue of common stock	-	791	3,762	1,780
Long-term borrowings utilized	-	798	-	2,976
Repayment of long-term borrowings (Note 10)	676	-	2,107	(14,128)
Sale of equity to non-controlling interest (Note 11)	-	-	-	1,407
Dividends paid to non-controlling interest	-	(1,024)	-	(1,024)
Net change in settlement obligations	130,782	188,315	(112,047)	(10,283)
Net cash provided by (used in) financing activities	118,732	188,880	(130,090)	(28,423)

Effect of exchange rate changes on cash	3,192	(3,708)	(19,101)	(10,780)
Net increase in cash and cash equivalents	21,852	40,021	5,686	52,330
Cash and cash equivalents – beginning of period	101,417	70,981	117,583	58,672
Cash and cash equivalents – end of period	$123,269	$111,002	$123,269	$111,002

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2016 and 2015
(All amounts in tables stated in thousands or thousands of U.S. Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2016 and 2015, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. During the three months ended March 31, 2016, the Company identified a balance sheet misclassification between current assets and long-term assets of approximately $27.4 million. The Company has restated these amounts in its unaudited condensed consolidated balance sheet as at June 30, 2015, and has decreased its accounts receivable, net of allowances, and increased its other long-term assets by approximately $27.4 million. This restatement has no impact on the Company's previously reported consolidated income, comprehensive income or cash flows.

References to the “Company” refer to Net1 and its consolidated subsidiaries, unless the context otherwise requires. References to Net1 are references solely to Net 1 UEPS Technologies, Inc.

Recent accounting pronouncements adopted

There were no accounting pronouncements adopted during the three months ended March 31, 2016.

Recent accounting pronouncements not yet adopted as of March 31, 2016

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

Recent accounting pronouncements not yet adopted as of March 31, 2016 (continued)

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

In February 2016, the FASB issued guidance regarding Leases. The guidance increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. The amendments to current lease guidance includes the recognition of assets and liabilities by lessees for those leases currently classified as operating leases. The guidance also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for the Company beginning July 1, 2019. Early adoption is permitted. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

In March 2016, the FASB issued guidance regarding Investments — Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The guidance simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The guidance further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available for sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. This guidance is effective for the Company beginning July 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

In March 2016, the FASB issued guidance regarding Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for the Company beginning July 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2.	Acquisition

Transact24 Limited

On January 20, 2016, the Company acquired the remaining 56% of the issued and outstanding ordinary shares of Transact24 Limited (“T24”) for $3.0 million in cash and through the issue of 391,645 shares of the Company’s common stock with an aggregate issue date fair value of approximately $4.0 million. T24 is a specialist Hong Kong-based payment services company and is now a wholly-owned subsidiary. The Company acquired approximately 44% of T24 in May 2015. Philip Meyer, Managing Director of T24 and an industry veteran in the international payments and transaction processing industries, has become an executive officer of the Company.

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

The preliminary purchase price allocation, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

Cash and cash equivalents	$1,334
Accounts receivable	2,356
Property, plant and equipment, net	154
Deferred tax assets	1,070
Intangible assets	4,430
Goodwill (Note 7)	6,095
Accounts payables and other payables	(1,898)
Deferred tax liabilities	(1,107)
Fair value of T24 on acquisition	12,434
Less: gain on fair value of T24	(1,908)
Less: carrying value of equity-accounted investment at the
acquisition date	(3,563)
Total purchase price	$6,963

The preliminary purchase price allocation is based on management estimates as of March 31, 2016, and may be adjusted up to one year following the closing of the acquisition. The Company expects to finalize the purchase price allocation on or before June 30, 2016. Pro forma results of operations have not been presented because the effect of the T24 acquisition was not material to the Company’s results of operations.

During each of the three and nine months ended March 31, 2016, the Company incurred acquisition-related expenditure of $0.1 million related to this acquisition. Since the closing of the T24 acquisition, it has contributed revenue and net income, after acquired intangible asset amortization, net of taxation, of $2.0 million and $0.3 million, respectively, for the three months ended March 31, 2016.

3.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2016 payment service commenced on April 1, 2016, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of March 2016.

4.	Inventory

The Company’s inventory comprised the following category as of March 31, 2016 and June 30, 2015.

	March 31,	June 30,
	2016	2015
Finished goods	$11,555	$12,979
	$11,555	$12,979

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

The balances at each reporting date may vary widely depending on the timing of the receipts and payments of these assets and obligations.

6.	Fair value of financial instruments

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

Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

The Company’s Level 3 asset represents an investment of 197,522,435 shares of common stock of Finbond, which are exchange-traded equity securities. In March 2016, Finbond completed a rights issue and the Company acquired an additional 40,733,723 shares for approximately $8.9 million. The Company’s ownership interest in Finbond as of March 31, 2016, is approximately 26%. Finbond’s shares are traded on the Johannesburg Stock Exchange (“JSE”) and the Company has designated such shares as available for sale investments. The Company has concluded that the market for Finbond shares is not active and consequently has employed alternative valuation techniques in order to determine the fair value of such stock. Finbond issues financial products and services under a mutual banking licence and also has a microlending offering. In determining the fair value of Finbond, the Company has considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believes that the best indicator of fair value of Finbond is its published net asset value and has used this value to determine the fair value.

The fair value of these securities as of March 31, 2016, represented approximately 1% of the Company’s total assets, including these securities. The Company expects to hold these securities for an extended period of time and it is not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

6.	Fair value of financial instruments (continued)

Financial instruments (continued)

The Company’s outstanding foreign exchange contracts are as follows:

As of March 31, 2016

Fair market
Notional amount	Strike price	value price	Maturity
EUR 820,758	ZAR 15.6514	ZAR 16.8311	April 20, 2016
EUR 757,096	ZAR 15.7501	ZAR 16.9456	May 20, 2016
EUR 739,848	ZAR 15.8548	ZAR 17.0664	June 20, 2016
EUR 573,765	ZAR 15.9587	ZAR 17.1860	July 20, 2016
EUR 554,495	ZAR 16.0643	ZAR 17.3062	August 19, 2016
EUR 465,711	ZAR 16.1798	ZAR 17.4344	September 20, 2016
EUR 393,675	ZAR 16.2911	ZAR 17.5576	October 20, 2016
EUR 302,369	ZAR 16.4085	ZAR 17.6921	November 21, 2016

As of June 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.1145	ZAR 13.6275	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.7062	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.7898	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.8683	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.9540	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 14.0397	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 14.1239	January 20, 2016

The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2016, according to the fair value hierarchy:

	Quoted
	price in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$525	$-	$-	$525
Investment in Finbond (available for sale assets included in other long-term assets)	-	-	16,249	16,249
Foreign exchange contracts	-	380	-	380
Other	-	1,048	-	1,048
Total assets at fair value	$525	$1,428	$16,249	$18,202

6.	Fair value of financial instruments (continued)

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

Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three and nine months ended March 31, 2016 and 2015, respectively. There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2016 and 2015, respectively.

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

7.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2016:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2015	$166,437	$-	$166,437
Acquisition (Note 2)	6,095	-	6,095
Foreign currency adjustment(1)	(9,194)	-	(9,194)
Balance as of March 31, 2016	$163,338	$-	$163,338

(1) The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

Goodwill associated with the acquisition of T24 represents the excess of cost over the fair value of acquired net assets. The goodwill is not deductible for tax purposes. See Note 2 for the allocation of the purchase price to the fair value of acquired net assets. T24 has been allocated to the Company’s International transaction processing operating segment.

7.	Goodwill and intangible assets, net (continued)

Goodwill (continued)

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2015	$24,579	$115,519	$26,339	$166,437
Acquisition (Note 2)	-	6,095	-	6,095
Foreign currency adjustment(1)	(4,221)	(1,444)	(3,529)	(9,194)
Balance as of March 31, 2016	$20,358	$120,170	$22,810	$163,338

(1) The foreign currency adjustment represents the effects of the fluctuations between the South African rand and the Korean won, and the U.S. dollar on the carrying value.

Intangible assets, net

T24 intangible assets acquired

Summarized below is the fair value of the T24 intangible assets acquired, translated at the exchange rate applicable as of January 20, 2016, and the weighted-average amortization period of the intangible assets:

		Weighted-
	Fair value	average
	as of	amortization
	January 20,	period (in
	2016	years)
Finite-lived intangible asset:
Customer relationships	$3,350	5
Software and unpatented technology	$1,080	3

On acquisition, the Company recognized a deferred tax liability of approximately $1.1 million related to the acquisition of the intangible assets.

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2016 and June 30, 2015:

	As of March 31, 2016			As of June 30, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1) .	$88,141	$(49,325)	$38,816	$88,109	$(45,312)	$42,797
Software and unpatented technology(1)	29,756	(28,766)	990	29,964	(28,323)	1,641
FTS patent	2,583	(2,583)	-	3,119	(3,119)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	5,644	(3,580)	2,064	6,094	(3,408)	2,686
Total finite-lived intangible
assets	$130,630	$(88,760)	$41,870	$131,792	$(84,668)	$47,124

(1) Includes the customer relationships and software and unpatented technology acquired as part of the T24 acquisition in January 2016.

Aggregate amortization expense on the finite-lived intangible assets for the three months ended March 31, 2016 and 2015, was approximately $2.3 million and $3.6 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2016 and 2015, was approximately $8.2 million and $11.3 million, respectively.

7.	Goodwill and intangible assets, net (continued)

Intangible assets, net (continued)

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2016, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2016	$10,972
2017	9,283
2018	9,281
2019	8,793
2020	8,437
Thereafter	$3,493

8.	Reinsurance assets and policy holder liabilities under insurance and investment contracts

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the nine months ended March 31, 2016:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2015	$183	$(567)
Increase in policy holder benefits under insurance contracts	65	(304)
Claims and policyholders’ benefits under insurance contracts	(46)	109
Foreign currency adjustment(3)	(32)	98
Balance as of March 31, 2016	$170	$(664)

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

Policyholders’ liabilities under insurance contracts are derived from actual claims submitted which had not been settled as of March 31, 2016 and June 30, 2015, respectively, and represents management’s estimate of the net present value of future claims and benefits under existing insurance contracts, offset by probable future premiums to be received (net of expected service cost).

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the nine months ended March 31, 2016:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2015	$593	$(593)
Increase in policy holder benefits under investment contracts .	34	(34)
Foreign currency adjustment(3)	(102)	102
Balance as of March 31, 2016	$525	$(525)

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

South Africa

The Company’s short-term South African credit facility with Nedbank Limited comprises an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. As of March 31, 2016, the interest rate on the overdraft facility was 9.35% . As of March 31, 2016 and June 30, 2015, respectively, the Company had not utilized any of its overdraft facility. As of March 31, 2016, the Company had utilized approximately ZAR 137.1 million ($9.2 million, translated at exchange rates applicable as of March 31, 2016) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 18). As of June 30, 2015, the Company had utilized approximately ZAR 139.6 million ($11.4 million, translated at exchange rates applicable as of June 30, 2015) of its indirect and derivative facilities.

Korea

The Company had not utilized any of its KRW 10 billion ($8.8 million, translated at exchange rates applicable as of March 31, 2016) overdraft facility as of March 31, 2016 and June 30, 2015. As of March 31, 2016, the interest rate on the overdraft facility was 3.56% . The facility expires in January 2017.

10.	Long-term borrowings

The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015. The current carrying value as of March 31, 2016, is $61.0 million. As of March 31, 2016, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on March 31, 2016, was 4.75% .

On April 29, 2016, the Company made a scheduled principal payment of $8.8 million (translated at exchange rates applicable as of March 31, 2016).

Interest expense incurred during the three months ended March 31, 2016 and 2015, was $0.7 million and $0.8 million, respectively. Interest expense incurred during the nine months ended March 31, 2016 and 2015, was $2.1 million and $2.2 million, respectively. Prepaid facility fees amortized during each of the three months ended March 31, 2016, and 2015, was $0.04 million, respectively. Prepaid facility fees amortized during the nine months ended March 31, 2016, and 2015, was $0.1 million and $0.2 million, respectively.

11.	Capital structure

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2016 and 2015, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2016 and 2015, respectively:

	March 31,	March 31,
	2016	2015

Number of shares, net of treasury:
Statement of changes in equity	45,636,435	46,607,153
Less: Non-vested equity shares that have not vested (Note 13)	(589,447)	(341,529)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	45,046,988	46,265,624

11.	Capital structure (continued)

Common stock repurchases and transaction with non-controlling interests (continued)

On February 3, 2016, the Company’s Board of Directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. During the three months ended March 31, 2016, the Company repurchased 1,328,699 shares for approximately $12.7 million under its applicable share repurchase authorizations. During the nine months ended March 31, 2016, the Company repurchased 2,077,912 shares for approximately $23.9 million under its share repurchase authorizations. The Company did not repurchase any of its shares during the three and nine months ended March 31, 2015, under its share repurchase authorization.

On August 27, 2014, the Company entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF) (“BVI”), one of the Company’s BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement: (i) the Company repurchased BVI’s remaining 1,837,432 shares of the Company’s common stock for approximately ZAR 97.4 million in cash ($9.2 million translated at exchange rates prevailing as of August 27, 2014) and (ii) BVI subscribed for new ordinary shares of Cash Paymaster Services (Pty) Ltd (“CPS”) representing 12.5% of CPS’ ordinary shares outstanding after the subscription for ZAR 15.0 million in cash (approximately $1.4 million translated at exchange rates prevailing as of August 27, 2014). In connection with transactions described above, the CPS shareholder agreement that was negotiated as part of the original December 2013 Relationship Agreement became effective.

12.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2016:

	Nine months ended
	March 31, 2016
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2015	$(140,221)	$1,040	$(139,181)
Movement in foreign currency translation reserve	(45,893)	-	(45,893)
Unrealized gain on asset available for sale, net of tax of $159	-	692	692
Balance as of March 31, 2016	$(186,114)	$1,732	$(184,382)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and nine months ended March 31, 2016 or 2015, respectively.

13.	Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the nine months ended March 31, 2016 and 2015:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – March 31, 2016	2,077,524	15.92	3.89	654

Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(748,633)	8.64		3,750
Outstanding – March 31, 2015	2,426,169	15.30	4.99	4,570

No stock options were awarded during the three and nine months ended March 31, 2016. The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based on historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in August 2014.

The table below presents the range of assumptions used to value options granted during the nine months ended March 31, 2016 and 2015:

	Nine months ended
	March 31,
	2016	2015
Expected volatility	n/a	60%
Expected dividends	n/a	0%
Expected life (in years)	n/a	3
Risk-free rate	n/a	1.0%

There were no forfeitures during the three and nine months ended March 31, 2016 or 2015.

The following table presents stock options vested and expecting to vest as of March 31, 2016:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – March 31, 2016	2,077,524	15.92	3.89	654

These options have an exercise price range of $7.35 to $24.46.

13.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options that are exercisable as of March 31, 2016:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – March 31, 2016	1,692,952	17.17	2.91	516

No stock options became exercisable during the three months ended March 31, 2016 and 2015. During the nine months ended March 31, 2016 and 2015, respectively, 373,435 and 330,967 stock options became exercisable. No stock options were exercised during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company received approximately $0.8 million from 60,000 stock options exercised. During the nine months ended March 31, 2016, the Company received approximately $3.8 million from the exercise of 323,645 stock options. During the nine months ended March 31, 2015, the Company received approximately $1.8 million from 176,395 stock options exercised. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the nine months ended March 31, 2016 and 2015:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	6,406
Vested – August 2015	(71,574)	1,435
Non-vested – March 31, 2016	589,447	7,622

Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Granted – November 2014	71,530	229
Vested – August 2014	(74,152)	828
Vested – February 2015	(183,334)	2,400
Non-vested – March 31, 2015	341,529	1,759

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

At levels of 2018 Fundamental EPS greater than $2.88 and less than $3.76, the number of shares that will vest will be determined by linear interpolation relative to 2018 Fundamental EPS of $3.30. Any shares that do not vest in accordance with the above-described conditions will be forfeited. All shares of restricted stock have been valued utilizing the closing price of shares of the Company’s common stock quoted on The Nasdaq Global Select Market on the date of grant.

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

No shares of restricted stock vested during the three months ended March 31, 2016. The fair value of restricted stock vesting during the three months ended March 31, 2015, was $2.4 million. The fair value of restricted stock vesting during the nine months ended March 31, 2016 and 2015, respectively, was $1.4 million and $3.2 million.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a stock-based compensation charge of $1.0 million and $0.7 million, respectively, during the three months ended March 31, 2016 and 2015, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2016
Stock-based compensation charge	$954	$-	$954
Total – three months ended March 31, 2016	$954	$-	$954

Three months ended March 31, 2015
Stock-based compensation charge	$731	$-	$731
Total – three months ended March 31, 2015	$731	$-	$731

13.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

The Company has recorded a stock-based compensation charge of $2.6 million and $2.7 million, respectively, during the nine months ended March 31, 2016 and 2015, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2016
Stock-based compensation charge	$2,645	$-	$2,645
Total –nine months ended March 31, 2016	$2,645	$-	$2,645

Nine months ended March 31, 2015
Stock-based compensation charge	$2,682	$-	$2,682
Total –nine months ended March 31, 2015	$2,682	$-	$2,682

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of March 31, 2016, the total unrecognized compensation cost related to stock options was approximately $1.1 million, which the Company expects to recognize over approximately two years. As of March 31, 2016, the total unrecognized compensation cost related to restricted stock awards was approximately $2.0 million, which the Company expects to recognize over approximately two years.

As of March 31, 2016 and June 30, 2015, respectively, the Company has recorded a deferred tax asset of approximately $1.7 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes in the U.S.

14.	Earnings per share

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2016 and 2015, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in February 2012, August 2013, August 2014, November 2014 and August 2015 as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in August 2015 are discussed in Note 13 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015.

14.	Earnings per share (continued)

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands except percent		(in thousands except percent
	and		and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$18,420	$24,358	$58,098	$70,821
Undistributed earnings	18,420	24,358	58,098	70,821
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%	99%
Numerator for earnings per share: basic and diluted	$18,158	$24,102	$57,334	$70,011

Denominator:
Denominator for basic earnings per share:
weighted-average common shares outstanding	45,683	46,071	46,171	46,235
Effect of dilutive securities:
Stock options	89	178	288	137
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	45,772	46,249	46,459	46,372

Earnings per share:
Basic	$0.40	$0.52	$1.24	$1.51
Diluted	$0.40	$0.52	$1.23	$1.51

(Calculation 1)
Basic weighted-average common shares outstanding (A)	45,683	46,071	46,171	46,235
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	46,341	46,561	46,786	46,770
Percent allocated to common shareholders (A) / (B)	99%	99%	99%	99%

Options to purchase 1,041,938 shares of the Company’s common stock at prices ranging from $11.23 to $24.46 per share were outstanding during the three and nine months ended March 31, 2016, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of March 31, 2016.

15.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2016 and 2015:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Cash received from interest	$3,341	$4,200	$11,262	$11,940
Cash paid for interest	$813	$915	$2,864	$3,328
Cash paid for income taxes	$4,052	$3,086	$28,374	$28,639

As discussed in Note 2, on January 20, 2016, the Company issued 391,645 shares of its common stock with an aggregate issue date fair value of approximately $4.0 million as part consideration for the Company’s 56% interest in T24.

15.	Supplemental cash flow information (continued)

As discussed in Note 13, during the nine months ended March 31, 2015, employees exercised stock options through the delivery 336,584 shares of the Company’s common stock at the closing price on September 9, 2014 or $13.93 under the terms of their option agreements.

The sale of the Company’s NUETS business is described in Note 19 to its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2015. The Company received cash sale proceeds of $1.9 million related to this transaction in July 2014.

16.	Operating segments

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

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended March 31, 2016 and 2015, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$50,594	$5,621	$44,973
International transaction processing	40,588	-	40,588
Financial inclusion and applied technologies	54,286	5,111	49,175
Total for the three months ended March 31, 2016	145,468	10,732	134,736

South African transaction processing	57,999	5,359	52,640
International transaction processing	38,311	-	38,311
Financial inclusion and applied technologies	66,830	6,660	60,170
Total for the three months ended March 31, 2015	$163,140	$12,019	$151,121

The reconciliation of the reportable segments revenue to revenue from external customers for the nine months ended March 31, 2016 and 2015, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$158,997	$12,598	$146,399
International transaction processing	122,653	-	122,653
Financial inclusion and applied technologies	187,332	16,894	170,438
Total for the nine months ended March 31, 2016	468,982	29,492	439,490

South African transaction processing	176,678	15,917	160,761
International transaction processing	121,981	-	121,981
Financial inclusion and applied technologies	199,558	20,607	178,951
Total for the nine months ended March 31, 2015	$498,217	$36,524	$461,693

16.	Operating segments (continued)

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and nine months ended March 31, 2016 and 2015, respectively, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Reportable segments measure of profit or loss	$29,415	$37,703	$95,862	$112,751
Operating income: Corporate/Eliminations	(3,224)	(5,737)	(13,677)	(16,845)
Interest income	3,345	4,211	11,284	11,888
Interest expense	(852)	(941)	(2,880)	(3,360)
Income before income taxes	$28,684	$35,236	$90,589	$104,434

The following tables summarize segment information which is prepared in accordance with GAAP for the three and nine months ended March 31, 2016 and 2015:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues
South African transaction processing	$50,594	$57,999	$158,997	$176,678
International transaction processing	40,588	38,311	122,653	121,981
Financial inclusion and applied technologies	54,286	66,830	187,332	199,558
Total	145,468	163,140	468,982	498,217

Operating income (loss)
South African transaction processing	13,133	13,218	38,724	39,740
International transaction processing	4,813	6,579	15,596	19,671
Financial inclusion and applied technologies	11,469	17,906	41,542	53,340
Subtotal: Operating segments	29,415	37,703	95,862	112,751
Corporate/Eliminations	(3,224)	(5,737)	(13,677)	(16,845)
Total	26,191	31,966	82,185	95,906

Depreciation and amortization
South African transaction processing	1,463	1,726	4,858	5,271
International transaction processing	5,232	4,560	15,991	13,224
Financial inclusion and applied technologies	272	207	844	589
Subtotal: Operating segments	6,967	6,493	21,693	19,084
Corporate/Eliminations	2,314	3,567	8,289	11,307
Total	9,281	10,060	29,982	30,391

Expenditures for long-lived assets
South African transaction processing	926	1,514	3,469	3,678
International transaction processing	6,864	4,561	23,107	20,167
Financial inclusion and applied technologies	263	232	2,122	977
Subtotal: Operating segments	8,053	6,307	28,698	24,822
Corporate/Eliminations	-	-	-	-
Total	$8,053	$6,307	$28,698	$24,822

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

It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

17.	Income tax

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

For the three and nine months ended March 31, 2016, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and nine months ended March 31, 2016, was 34.2% and 34.6%, respectively, and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of distributions from subsidiary companies in foreign jurisdictions.

The Company’s effective tax rate for the three and nine months ended March 31, 2015, was 29.2% and 30.8%, respectively, and was higher than the South African statutory rate primarily as a result of non-deductible expenses (including consulting and legal fees, interest expense related to the Company’s long-term Korean borrowings and stock-based compensation charges).

Uncertain tax positions

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2016. The Company increased its unrecognized tax benefits by approximately $0.2 million during the nine months ended March 31, 2016. As of March 31, 2016, the Company had accrued interest related to uncertain tax positions of approximately $0.3 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of March 31, 2016 and June 30, 2015, the Company has unrecognized tax benefits of $1.9 million and $2.3 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2016, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2011. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, results of operations or cash flows.

18.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 128.4 million ($8.7 million, translated at exchange rates applicable as of March 31, 2016) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 128.4 million ($8.7 million, translated at exchange rates applicable as of March 31, 2016). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of March 31, 2016 and June 30, 2015. The maximum potential amount that the Company could pay under these guarantees is ZAR 128.4 million ($8.7 million, translated at exchange rates applicable as of March 31, 2016). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

18.	Commitments and contingencies (continued)

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

19.	Subsequent events

Acquisition of Masterpayment AG

In early April 2016, the Company acquired a 60% interest in Masterpayment AG (“Masterpayment”), a specialist payment services processor based in Munich, Germany for approximately $10.0 million. Masterpayment provides payment and acquiring services for all major European debit and credit cards; and invoicing for online retail, digital goods and content. Masterpayment currently has a client portfolio of approximately 5,000 registered merchants.

The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before September 30, 2016. Pro forma results of operations have not been presented because the effect of the Masterpayment acquisition, individually and in the aggregate, was not material to the Company’s results of operations. The Company has incurred transaction-related expenditures of approximately $0.1 million to date related to this acquisition and expects to incur additional such expenses during the three months ending June 30, 2016. The Company is currently unable to quantify the amount of these additional expenditures.

Transaction with the International Finance Corporation and certain funds managed by IFC Asset Management Company

Subscription Agreement

On April 11, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with International Finance Corporation, IFC African, Latin American and Caribbean Fund, LP, IFC Financial Institutions Growth Fund, LP, and Africa Capitalization Fund, Ltd. (collectively, the “IFC Investors”). Under the Subscription Agreement, the Investors have agreed to purchase, and the Company has agreed to sell, in the aggregate, approximately 9.98 million shares of the Company’s common stock, par value $0.001 per share, at a price of $10.79 per share, for gross proceeds to the Company of approximately $107.7 million. All pre-closing deliverables stipulated in the Subscription Agreement have been received by and approved by the Investors. Pursuant to the terms of the Subscription Agreement, the transaction is expected to close on May 11, 2016.

Policy Agreement

The Company has entered into a Policy Agreement with the IFC Investors (the “Policy Agreement”) that becomes effective on the closing under the Subscription Agreement. The material terms of the Policy Agreement are described below.

Board Rights

For so long as the IFC Investors in aggregate beneficially own shares representing at least 5% of the Company’s common stock, the IFC Investors will have the right to nominate one director to the Company’s board of directors. For so long as the IFC Investors in aggregate beneficially own shares representing at least 2.5% of the Company’s common stock, the IFC Investors will have the right to appoint an observer to the Company’s board of directors at any time when they have not designated, or do not have the right to designate, a director.

Registration Rights

The Company has agreed to grant certain registration rights to the IFC Investors for the resale of their shares of the Company’s common stock, including filing a resale shelf registration statement and taking certain actions to facilitate resales thereunder.

19.	Subsequent events (continued)

Policy Agreement (continued)

Put Option

Each Investor will have the right, upon the occurrence of specified triggering events, to require the Company to repurchase all of the shares of its common stock purchased by the IFC Investors pursuant to the Subscription Agreement (or upon exercise of their preemptive rights discussed below). Events triggering this put right relate to (1) the Company being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that the Company (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate its business in compliance with anti-money laundering and anti-terrorism laws; or (2) the Company rejecting a bona fide offer to acquire all of its outstanding Common Stock at a time when it has in place or implements a shareholder rights plan, or adopting a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid by the IFC Investors pursuant to the Subscription Agreement (or paid when exercising their preemptive rights) and the volume weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror.

Preemptive Rights

For so long as the IFC Investors hold in aggregate 5% of the outstanding shares of common stock of the Company, each Investor will have the right to purchase its pro-rata share of new issuances of securities by the Company, subject to certain exceptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2015, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2015and in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

Progress of financial inclusion initiatives in South Africa

In June 2015, we began the rollout of EPE our business-to-consumer, or B2C, offering in South Africa and we have experienced rapid growth in the number of new customers. At April 30, 2016, we had more than 1,087,000 active EPE accounts, compared to 830,000 at January 31, 2016. EPE is a fully transactional account created to serve the needs of South Africa’s unbanked and under-banked population, and is available to all consumers regardless of their financial or social status. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services.

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, we have had to expand our brick-and-mortar financial services branch infrastructure and supplement our nationwide distribution with a UEPS/EMV-enabled ATM network, as well as a dedicated sales force. Such investments have accelerated through fiscal 2016 and at March 31, 2016, we had 118 branches, 827 ATMs, and 2,001 dedicated employees.

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

In September 2015, we resumed marketing and business development activities in selected areas for the distribution of our simple, low-cost life insurance products and have sold approximately 85,000 new policies though April 30, 2016, in addition to the basic life insurance policy provided with every EPE account opened. We recruited additional and oftentimes specialized staff to expand our insurance activities during the second quarter of fiscal 2016, and expect the investment in Smart Life staff to continue through to the end of fiscal 2016.

Following the high sequential growth in our lending book during the second quarter of fiscal 2016 as a result of high demand for our loans during the festive season and the opening of new branches, we experienced lower demand during the third quarter of fiscal 2016. Tougher economic conditions in South Africa, aggravated by rising food prices as a result of widespread drought conditions and a weakening currency, has had an impact on the number of clients who qualify for our loan products.

The graph below presents the growth of the number of EPE cards and Smart Life policies:

ZAZOO

WorldRemit

We processed our first transactions as a result of our relationship with WorldRemit during the third quarter of fiscal 2016. ZAZOO has entered into an agreement with WorldRemit, a global money transfer services provider, to enable South Africans to instantly receive international money transfers directly into their personal bank accounts. WorldRemit’s has developed an application, or app, that enables people to transfer money to friends and family using a smartphone, tablet or computer at any time or from anywhere. ZAZOO will enable WorldRemit to offer this service in South Africa by using technology developed and customized by FIHRST, an authorized systems operator and third-party processor. FIHRST’s technology streamlines the relationship between the payer and payee and ensures data integrity using sophisticated encryption routines with secure dedicated lines to South Africa’s major banks.

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

Oxigen Services India Pvt. Ltd, or Oxigen

ZAZOO has recently entered into an agreement with Oxigen, a payment solutions provider in India, to seamlessly integrate its MVC technology to power VIRTUALe into Oxigen Wallet in association with RBL Bank as sponsor bank and co-branding partner. The Oxigen Wallet utilizes ZAZOO’s MVC technology to power the VIRTUALe Visa Prepaid card securely and off-line for card-not-present transactions, such as e-commerce or m-commerce purchases. The MVC technology runs as an application on any mobile phone, transforming it into a cashless, secure and convenient electronic payment device that eliminates the risks of theft, phishing, skimming, spoofing and other fraudulent activities. Oxigen Wallet customers are able to use the application to make any purchases or bill payments at online merchants, or send virtual gift cards to friends and family.

We launched the beta version of our MVC technology with Oxigen during January 2016 and as at April 30, 2016 we had approximately 180,000 users and processed transaction value of INR 35 million (approximately $0.5 million translated at exchange rates prevailing as of April 30, 2016).

Acquisitions

Transact24 Limited

On January 20, 2016, we acquired the remaining 56% of the issued and outstanding ordinary shares of T24 for $3 million in cash and through the issue of 391,645 shares of our common stock. T24 is a specialist Hong Kong-based payment services company and is now our wholly-owned subsidiary. We originally acquired approximately 44% of T24 in May 2015. Philip Meyer, the Managing Director of T24 and an industry veteran in the international payments and transaction processing industries, has become an executive officer of our company.

Masterpayment AG

In early April 2016, we acquired a 60% interest in Masterpayment, a specialist payment services processor based in Munich, Germany for approximately $10.0 million. Masterpayment provides payment and acquiring services for all major European debit and credit cards; and invoicing for online retail, digital goods and content. Masterpayment currently has a client portfolio of approximately 5,000 registered merchants.

In collaboration with Bank Frick & Co. AG, a Liechtenstein-based bank, Masterpayment provides its e-commerce merchants with working capital optimization by providing a flexible form of financing, which employs a trading transaction instead of traditional bank credit. Masterpayment’s “Finetrading” product enables the seamless financing of a merchant’s inventory orders, resulting in accelerated payment settlement and the elimination of the requirement for a merchant to maintain rolling reserves or cash advances.

As part of the transaction, we, together with Masterpayment, entered into a long term co-operation agreement with Bank Frick, in terms of which Bank Frick will become our strategic banking partner and will provide us with the support and banking services required to deploy our products and services, including VCPay, Finetrading and money remittances in Europe. The management team of Masterpayment and a Bank Frick-affiliate will retain the remaining 40% interest in Masterpayment. We have negotiated an option to purchase the remaining 40% shareholding upon the achievement of certain milestones.

Share Repurchases

During the third quarter of fiscal 2016, we repurchased 1,328,699 shares of our common stock for approximately $12.7 million under our share repurchase program.

Issue of shares to the International Finance Corporation and certain funds managed by IFC Asset Management Company, or, collectively, IFC Investors

We entered into a subscription agreement with the IFC Investors and expect to receive approximately $107.7 million from the IFC Investors on May 11, 2016, related to the issuance of approximately 9.98 million shares of our common stock at a subscription price of $10.79 per share to them. Refer to Note 19 to our unaudited condensed consolidated financial statements for additional detail regarding the transaction.

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

Recent accounting pronouncements not yet adopted as of March 31, 2016

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2016, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2016	2015	2016	2015	2015
ZAR : $ average exchange rate	15.8201	11.7422	14.3395	11.2377	11.4494
Highest ZAR : $ rate during period	16.8231	12.4792	16.8231	12.4792	12.5779
Lowest ZAR : $ rate during period	14.8330	11.3622	12.1965	10.5128	10.5128
Rate at end of period	14.8330	12.0907	14.8330	12.0907	12.2854

KRW : $ average exchange rate	1,201	1,101	1,176	1,072	1,078
Highest KRW : $ rate during period	1,245	1,139	1,245	1,139	1,139
Lowest KRW : $ rate during period	1,143	1,077	1,122	1,009	1,009
Rate at end of period	1,143	1,106	1,143	1,106	1,128

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2016 and 2015, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2016	2015	2016	2015	2015
Income and expense items: $1 = ZAR .	15.8185	11.7218	14.1683	11.2251	11.4275
Income and expense items: $1 = KRW	1,198	1,101	1,178	1,064	1,073

Balance sheet items: $1 = ZAR	14.8330	12.0907	14.8330	12.0907	12.2854
Balance sheet items: $1 = KRW	1,143	1,106	1,143	1,106	1,128

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

Fiscal 2016 includes the results of T24 from the third quarter of fiscal 2016. Fiscal 2015 does not include T24.

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before inter-segment eliminations. Reconciliation between total operating segment revenue and revenue presented in our consolidated financial statements is included in Note 16 to those statements.

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

Third quarter of fiscal 2016 compared to third quarter of fiscal 2015

The following factors had a significant influence on our results of operations during the third quarter of fiscal 2016 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against primary functional currencies: The U.S. dollar appreciated by 35% against the ZAR and 9% against the KRW during the third quarter of fiscal 2016, which negatively impacted our reported results;

•

Continued growth in airtime revenue and transaction fees: We continued to grow our financial inclusion services offerings during the third quarter of fiscal 2016, which has resulted in higher revenues and operating income, primarily from more sales of low-margin prepaid airtime and an increase in transaction fees;

•

Ongoing contributions from EPE and Smart Life and expansion of branch network: Our EPE and Smart Life offerings contributed to an increase in revenue in ZAR, as well as an associated increase in establishment costs for our branch network;

•

Gain on acquisition of T24: We recognized a fair value adjustment gain of $1.9 million related to the acquisition of T24. We accounted for T24 as an equity method investment prior to obtaining control and recognized a gain arising from the consolidation and purchase accounting adjustments related to the T24 acquisition;

•

Tax impact of dividends from South African subsidiary: Our income tax expense includes approximately $2.1 million related to the tax impact, including withholding taxes, resulting from further distributions from our South African subsidiary during fiscal 2016, which helped reduce the impact of a weakened ZAR on our reported cash balances. The conversion of a significant portion of our ZAR cash reserves to USD has again negatively impacted our interest income due to the material difference between ZAR and USD deposit rates; and

•

Third quarter of fiscal 2015 results include a refund related to Korean industry-wide litigation: Our results for the third quarter of fiscal 2015 were positively impacted by a refund of $1.7 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended March 31,
	2016	2015	$ %
	$ ’000	$ ’000	change
Revenue	134,736	151,121	(11%	)
Cost of goods sold, IT processing, servicing and support	63,266	71,094	(11%	)
Selling, general and administration	35,998	38,001	(5%	)
Depreciation and amortization	9,281	10,060	(8%	)
Operating income	26,191	31,966	(18%	)
Interest income	3,345	4,211	(21%	)
Interest expense	852	941	(9%	)
Income before income tax expense	28,684	35,236	(19%	)
Income tax expense	9,816	10,305	(5%	)
Net income before earnings from equity-accounted investments	18,868	24,931	(24%	)
Earnings from equity-accounted investments	2	65	(97%	)
Net income	18,870	24,996	(25%	)
Less net income attributable to non-controlling interest	450	638	(29%	)
Net income attributable to us	18,420	24,358	(24%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended March 31,
	2016	2015
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,131,321	1,771,411	20%
Cost of goods sold, IT processing, servicing and support	1,000,774	833,350	20%
Selling, general and administration	569,435	445,440	28%
Depreciation and amortization	146,811	117,921	24%
Operating income	414,301	374,700	11%
Interest income	52,913	49,360	7%
Interest expense	13,477	11,030	22%
Income before income tax expense	453,737	413,030	10%
Income tax expense	155,274	120,793	29%
Net income before earnings from equity-accounted investments	298,463	292,237	2%
Earnings from equity-accounted investments	32	762	(96%	)
Net income	298,495	292,999	2%
Less net income attributable to non-controlling interest	7,118	7,479	(5%	)
Net income attributable to us	291,377	285,520	2%

In ZAR, the increase in revenue was primarily due to higher prepaid airtime sales, more low-margin transaction fees generated from cardholders using the South African National Payment System, more fees generated from our new EPE and ATM offerings, an increase in the number of SASSA UEPS/ EMV beneficiaries paid, and a higher contribution from KSNET, partially offset by fewer ad hoc terminal sales and lower lending service fees.

In ZAR, the increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to roll-out our new EPE and ATM offerings and expanding our branch network, and more prepaid airtime sold.

In ZAR, our selling, general and administration expense increased primarily due to a higher staff complement resulting from our EPE roll-out, annual salary increases for our South African employees, as well as increases in goods and services purchased from third parties, partially offset by a $1.9 million gain related to the T24 acquisition.

Our operating income margin for third quarter of fiscal 2016 and 2015 was 19% and 21% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily attributable to the higher cost of goods sold, IT processing, servicing and support referred to above and an increase in depreciation expenses. Specifically, the majority of the expenses incurred to grow our new offerings are fixed and we expect that these expenses will impact on our margin in the short-term until we scale these new businesses sufficiently to offset the effect of these investments.

In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea and the roll-out of EPE ATMs and an increase in acquisition-related intangible asset amortization resulting from the T24 transaction, all partially offset by lower overall amortization of intangible assets that are fully amortized.

In ZAR, interest on surplus cash increased to $3.3 million (ZAR 52.9 million) from $4.2 million (ZAR 49.4 million), due primarily to higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the USD cash reserves that we converted from ZAR through distributions from our South African subsidiary.

In USD, interest expense decreased to $0.85 million (ZAR 13.4 million) from $0.94 million (ZAR 11.0 million), due to a lower interest rate on our South Korean debt.

Fiscal 2016 tax expense was $9.8 million (ZAR 155.3 million) compared to $10.3 million (ZAR 120.8 million) in fiscal 2015. Our effective tax rate for fiscal 2016, was 34.2% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $2.1 million attributable to a further distribution from our South African subsidiary, which were intended to further help reduce the impact of a weakening ZAR on our reported cash balances. Our effective tax rate for fiscal 2015, was 29.2% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees and interest expense related to the Company’s long-term Korean borrowings).

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 5	In U.S. Dollars (U.S. GAAP)
	Three months ended March 31,
	2016	% of		2015	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	50,594	38%		57,999	38%		(13%	)
International transaction processing	40,588	30%		38,311	25%		6%
Financial inclusion and applied technologies	54,286	40%		66,830	44%		(19%	)
Subtotal: Operating segments	145,468	108%		163,140	107%		(11%	)
Intersegment eliminations	(10,732)	(8%	)	(12,019)	(7%	)	(11%	)
Consolidated revenue	134,736	100%		151,121	100%		(11%	)
Operating income (loss):
South African transaction processing	13,133	50%		13,218	41%		(1%	)
International transaction processing	4,813	18%		6,579	21%		(27%	)
Financial inclusion and applied technologies	11,469	44%		17,906	56%		(36%	)
Subtotal: Operating segments	29,415	112%		37,703	118%		(22%	)
Corporate/Eliminations	(3,224)	(12%	)	(5,737)	(18%	)	(44%	)
Consolidated operating income	26,191	100%		31,966	100%		(18%	)

Table 6	In South African Rand (U.S. GAAP)
	Three months ended March 31,
	2016			2015
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	800,321	38%		679,853	38%		18%
International transaction processing	642,041	30%		449,074	25%		43%
Financial inclusion and applied technologies	858,723	40%		783,368	44%		10%
Subtotal: Operating segments	2,301,085	108%		1,912,295	107%		20%
Intersegment eliminations	(169,764)	(8%	)	(140,884)	(7%	)	20%
Consolidated revenue	2,131,321	100%		1,771,411	100%		20%
Operating income (loss):
South African transaction processing	207,744	50%		154,939	41%		34%
International transaction processing	76,134	18%		77,118	21%		(1%	)
Financial inclusion and applied technologies	181,422	44%		209,891	56%		(14%	)
Subtotal: Operating segments	465,300	112%		441,948	118%		5%
Corporate/Eliminations	(50,999)	(12%	)	(67,248)	(18%	)	(24%	)
Consolidated operating income	414,301	100%		374,700	100%		11%

South African transaction processing

In ZAR, the increase in segment revenue and operating income was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, more low-margin transaction fees generated from card holders using the South African National Payment System, increased inter-segment transaction processing activities, and a modest increase in the number of social welfare grants distributed.

Our operating income margin for the third quarter of fiscal 2016 and 2015 was 26% and 23%, respectively, and was higher primarily due to higher EPE revenue as a result of increased ATM transactions, an increase in inter-segment transaction processing activities, an increase in the number of beneficiaries paid in the third quarter of fiscal 2016 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System, partially offset by annual salary increases granted to our South African employees.

International transaction-based activities

Revenue increased in constant currency primarily due to higher transaction volume at KSNET during the third quarter of fiscal 2016 and the inclusion of T24 from January 2016. Operating income during the third quarter of fiscal 2016 was lower due to an increase in depreciation expenses at KSNET and ongoing ZAZOO start-up costs in the UK and India, but was partially offset by increase in revenue contribution from KSNET and a positive contribution by T24 and XeoHealth.

Operating income and operating income margin for the third quarter of fiscal 2015, was positively impacted by a refund of approximately $1.7 million that had been paid several years ago in connection with industry-wide litigation. Operating income margin for the third quarter of fiscal 2016 and 2015 was 12% and 17%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime and other value-added services sales, and, in ZAR, an increase in inter-segment revenues, offset by fewer ad hoc terminal and card sales and lower lending service fees. Operating income for the third quarter of fiscal 2016, was adversely impacted by establishment costs for Smart Life and expansion of our branch network as well as an increase in inter-segment charges.

Operating income margin for the Financial inclusion and applied technologies segment was 21% and 27%, respectively, during the third quarter of fiscal 2016 and 2015, and has decreased primarily due to establishment costs for Smart Life, expansion of our branch network, annual salary increases for our South African employees and an increase in inter-segment charges.

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

Our corporate expenses have decreased primarily due to the impact of the stronger USD on goods and services procured in other currencies, primarily the ZAR, the gain related to the acquisition of T24 and lower amortization costs, partially offset by modest increases in USD denominated goods and services purchased from third parties and directors’ fees.

Year to date fiscal 2016 compared to year to date fiscal 2015

The following factors had a significant influence on our results of operations during the year to date fiscal 2016 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against primary functional currencies: The U.S. dollar appreciated by 26% against the ZAR and 11% against the KRW during the year to date fiscal 2016, which negatively impacted our reported results;

•

Continued growth in airtime revenue and transaction fees: We continued to grow our financial inclusion services offerings during the year to date fiscal 2016, which has resulted in higher revenues and operating income, primarily from more sales of low-margin prepaid airtime and an increase in transaction fees;

•

Launch of EPE and Smart Life: During the year to date fiscal 2016 we launched our EPE and Smart Life offerings, which contributed to a marginal increase in revenue in ZAR, as well as an associated increase in establishment costs for our branch network;

•	Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations; and
•

Tax impact of dividends from South African subsidiary: Our income tax expense includes approximately $5.0 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary which helped reduce the impact of a weakened ZAR on our reported cash balances. The conversion of a significant portion of our ZAR cash reserves to USD negatively impacted our interest income due to the material difference between ZAR and USD deposit rates.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 7	(U.S. GAAP)
	Nine months ended March 31,
	2016	2015	$ %
	$ ’000	$ ’000	change
Revenue	439,490	461,693	(5%	)
Cost of goods sold, IT processing, servicing and support	219,316	217,274	1%
Selling, general and administration	108,007	118,122	(9%	)
Depreciation and amortization	29,982	30,391	(1%	)
Operating income	82,185	95,906	(14%	)
Interest income	11,284	11,888	(5%	)
Interest expense	2,880	3,360	(14%	)
Income before income tax expense	90,589	104,434	(13%	)
Income tax expense	31,306	32,156	(3%	)
Net income before earnings from equity-accounted investments	59,283	72,278	(18%	)
Earnings from equity-accounted investments	578	233	148%
Net income	59,861	72,511	(17%	)
Less net income attributable to non-controlling interest	1,763	1,690	4%
Net income attributable to us	58,098	70,821	(18%	)

	In South African Rand
Table 8	(U.S. GAAP)
	Nine months ended March 31,
	2016	2015
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	6,226,825	5,182,550	20%
Cost of goods sold, IT processing, servicing and support	3,107,334	2,438,922	27%
Selling, general and administration	1,530,276	1,325,932	15%
Depreciation and amortization	424,793	341,142	25%
Operating income	1,164,422	1,076,554	8%
Interest income	159,875	133,444	20%
Interest expense	40,805	37,716	8%
Income before income tax expense	1,283,492	1,172,282	9%
Income tax expense	443,553	360,954	23%
Net income before earnings from equity-accounted investments	839,939	811,328	4%
Earnings from equity-accounted investments	8,189	2,615	213%
Net income	848,128	813,943	4%
Less net income attributable to non-controlling interest	24,979	18,970	32%
Net income attributable to us	823,149	794,973	4%

In ZAR, the increase in revenue was primarily due to higher prepaid airtime sales, more low-margin transaction fees generated from cardholders using the South African National Payment System, more fees generated from our new EPE and ATM offerings, an increase in the number of SASSA UEPS/ EMV beneficiaries paid, a higher contribution from KSNET and more ad hoc terminal sales, partially offset by lower UEPS-loans fees.

The increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to roll-out our new EPE and ATM offerings and expanding our branch network, and more prepaid airtime sold.

In ZAR, our selling, general and administration expense increased due to a higher staff complement resulting from our EPE roll-out, as well as increases in goods and services purchased from third parties.

Our operating income margin for year to date fiscal 2016 and 2015 was 19% and 21% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to the higher cost of goods sold, IT processing, servicing and support referred to above and an increase in depreciation expenses.

In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea and the roll-out of EPE ATMs.

In ZAR, interest on surplus cash increased to $11.3 million (ZAR 159.9 million) from $11.9 million (ZAR 133.4 million), due primarily to higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the USD cash reserves that we converted from ZAR through distributions from our South African subsidiary.

Interest expense decreased to $2.9 million (ZAR 40.8 million) from $3.4 million (ZAR 33.7 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2016 tax expense was $31.3 million (ZAR 443.6 million) compared to $32.2 million (ZAR 361.0 million) in fiscal 2015. Our effective tax rate for the year to date fiscal 2016, was 34.6% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $5.0 million attributable to distributions from our South African subsidiary. Our effective tax rate for fiscal 2015, was 30.8% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees and interest expense related to the Company’s long-term Korean borrowings).

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 9	In U.S. Dollars (U.S. GAAP)
	Nine months ended March 31,
	2016	% of		2015	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	158,997	36%		176,678	38%		(10%	)
International transaction processing	122,653	28%		121,981	26%		1%
Financial inclusion and applied technologies	187,332	43%		199,558	43%		(6%	)
Subtotal: Operating segments	468,982	107%		498,217	107%		(6%	)
Intersegment eliminations	(29,492)	(7%	)	(36,524)	(7%	)	(19%	)
Consolidated revenue	439,490	100%		461,693	100%		(5%	)
Operating income (loss):
South African transaction processing	38,724	47%		39,740	41%		(3%	)
International transaction processing	15,596	19%		19,671	21%		(21%	)
Financial inclusion and applied technologies	41,542	51%		53,340	56%		(22%	)
Subtotal: Operating segments	95,862	117%		112,751	118%		(15%	)
Corporate/Eliminations	(13,677)	(17%	)	(16,845)	(18%	)	(19%	)
Consolidated operating income	82,185	100%		95,906	100%		(14%	)

Table 10	In South African Rand (U.S. GAAP)
	Nine months ended March 31,
	2016			2015
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,252,717	36%		1,983,228	38%		14%
International transaction processing	1,737,784	28%		1,369,249	26%		27%
Financial inclusion and applied technologies	2,654,176	43%		2,240,059	43%		18%
Subtotal: Operating segments	6,644,677	107%		5,592,536	107%		19%
Intersegment eliminations	(417,852)	(7%	)	(409,986)	(7%	)	2%
Consolidated revenue	6,226,825	100%		5,182,550	100%		20%
Operating income (loss):
South African transaction processing	548,653	47%		446,085	41%		23%
International transaction processing	220,969	19%		220,809	21%		-
Financial inclusion and applied technologies	588,580	51%		598,747	56%		(2%	)
Subtotal: Operating segments	1,358,202	117%		1,265,641	118%		7%
Corporate/Eliminations	(193,780)	(17%	)	(189,087)	(18%	)	2%
Consolidated operating income	1,164,422	100%		1,076,554	100%		8%

South African transaction processing

In ZAR, the increase in segment revenue and operating income was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, more low-margin transaction fees generated from card holders using the South African National Payment System, increased inter-segment transaction processing activities, and a modest increase in the number of social welfare grants distributed.

Our operating income margin for the year to date fiscal 2016 and 2015 was 24% and 22%, respectively, and has increased primarily due to an increase in the number of beneficiaries paid in fiscal 2016 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System.

International transaction-based activities

Revenue increased in constant currency primarily due to higher transaction volume at KSNET during the year to date fiscal 2016. Operating income during the year to date fiscal 2016 was lower due to an increase in depreciation expense and ongoing ZAZOO start-up costs in the UK and India, but was partially offset by to increase in revenue contribution from KSNET and a positive contribution by XeoHealth.

Operating income and operating income margin for the year to date fiscal 2015, was positively impacted by a refund of approximately $1.7 million that had been paid several years ago in connection with industry-wide litigation. Operating income margin for the year to date fiscal 2016 and 2015 was 13% and 16%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime and other value-added services sales, more ad hoc terminal and card sales and, in ZAR, an increase in inter-segment revenues, offset by lower lending service fees. Operating income for the year to date fiscal 2016, was adversely impacted by establishment costs for Smart Life and expansion of our branch network.

Operating income margin for the Financial inclusion and applied technologies segment was 22% and 27%, respectively, during the year to date fiscal 2016 and 2015, and has decreased primarily due to the sale of more low-margin prepaid airtime and establishment costs for Smart Life and expansion of our branch network.

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

Liquidity and Capital Resources

At March 31, 2016, our cash balances were $123.3 million, which comprised mainly ZAR-denominated balances of ZAR 798.3 million ($53.8 million), U.S. dollar-denominated balances of $53.2 million, KRW-denominated balances of KRW 9.0 billion ($7.9 million) and other currency deposits, primarily euros of $8.4 million. The increase in our cash balances from June 30, 2015, was primarily due to the expansion of all of our core businesses, partially offset by the strengthening of the U.S. dollar against our primary functional currencies, repurchase of shares of our common stock, provisional tax payments, acquisitions and capital expenditures.

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

We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($27.0 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of March 31, 2016, we have used none of the overdraft and ZAR 137.1 million ($9.2 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015, for additional information related to our short-term facilities.

As of March 31, 2016, we had outstanding long-term debt of KRW 69.7 billion (approximately $61.0 million translated at exchange rates applicable as of March 31, 2016) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.65% as of March 31, 2016) plus a margin of 3.10% for one of the term loan facilities and the revolver. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2016, 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility). Refer to Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015 and Note 10 to our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2016, for additional information related to our long-term borrowings.

Cash flows from operating activities

Third quarter of fiscal 2016

Net cash provided by operating activities for the third quarter of fiscal 2016 was $49.2 million (ZAR 778.3 million) compared to $49.3 million (ZAR 578.0 million) for the third quarter of fiscal 2015. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, in ZAR, the increase in cash from operating activities resulted from improved trading activity during fiscal 2016.

During the third quarter of fiscal 2016, we paid South African tax of $0.1 million (ZAR 1.8 million) related to our 2016 tax year in South Africa. We paid dividend withholding taxes of $1.6 million (ZAR 25.0 million) during the third quarter of fiscal 2016. We also paid taxes totaling $2.4 million in other tax jurisdictions, primarily South Korea. We paid taxes totaling $0.1 million (ZAR 1.6 million) in South Africa during the third quarter of fiscal 2015. We also paid taxes totaling $3.0 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the third quarter of fiscal 2016 and 2015 were as follows:

Table 11	Three months ended March 31,
	2016	2015	2016	2015
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	115	135	1,812	1,564
Taxation refunds received	-	(40)	-	(468)
Dividend withholding taxation	1,573	-	25,000	-
Total South African taxes paid	1,688	95	26,812	1,096
Foreign taxes paid, primarily South Korea	2,364	2,991	36,846	36,042
Total tax paid	4,052	3,086	63,658	37,138

Year to date fiscal 2016

Net cash provided by operating activities for the year to date fiscal 2016 was $81.4 million (ZAR 1.2 billion) compared to $103.4 million (ZAR 1.2 billion) for the year to date fiscal 2015. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease in cash from operating activities resulted from the expansion of our lending book, offset by cash inflows from improved trading activity during fiscal 2016.

During the year to date fiscal 2016, we paid South African tax of $16.0 million (ZAR 239.9 million) related to our 2016 tax year and $3.4 million (ZAR 46.8 million) related to prior tax years. We paid dividend withholding taxes of $4.2 million (ZAR 60.0 million) during the year to date fiscal 2016. We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea. During the year to date fiscal 2015, we paid South African tax of $18.9 million (ZAR 217.2 million) related to our 2015 tax year and $2.4 million (ZAR 26.4 million) related to prior tax years. We also paid taxes totaling $7.6 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the year to date fiscal 2016 and 2015 were as follows:

Table 12	Nine months ended March 31,
	2015	2014	2015	2014
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	15,956	18,910	239,939	217,241
Taxation paid related to prior years	3,436	2,408	46,840	26,395
Taxation refunds received	(176)	(317)	(2,402)	(3,533)
Dividend withholding taxation	4,183	-	60,000	-
Total South African taxes paid	23,399	21,001	344,377	240,103
Foreign taxes paid: primarily Korea	4,975	7,638	74,602	86,857
Total tax paid	28,374	28,639	418,979	326,960

Cash flows from investing activities

Third quarter of fiscal 2016

Cash used in investing activities for the third quarter of fiscal 2016 includes capital expenditure of $8.1 million (ZAR 127.4 million), primarily for the acquisition of payment processing terminals in Korea. In addition, we exercised our rights under the Finbond Group Limited, or Finbond, rights offer and paid approximately $8.9 million (ZAR 136.1 million) for 40,733,723 shares. We also paid approximately $1.7 million, net of cash received, for approximately 56% of T24’s ordinary shares that we did not previously own.

Cash used in investing activities for the third quarter of fiscal 2015 includes capital expenditure of $6.3 million (ZAR 74.1 million), primarily for the acquisition of payment processing terminals in Korea.

Year to date fiscal 2016

Cash used in investing activities for the year to date fiscal 2016 includes capital expenditure of $28.7 million (ZAR 411.5 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa. In addition, we exercised our rights under the Finbond rights offer and paid approximately $8.9 million (ZAR 136.1 million) for 40,733,723 shares. We also paid approximately $1.7 million, net of cash received, for approximately 56% of T24’s ordinary shares that we did not own.

Cash used in investing activities for the year to date fiscal 2015 includes capital expenditure of $24.8 million (ZAR 278.9 million), primarily for the acquisition of payment processing terminals in Korea. We also received approximately $1.9 million resulting from the sale of NUETS business.

Cash flows from financing activities

Third quarter of fiscal 2016

During the third quarter of fiscal 2016, we acquired 1,328,699 shares of our common stock for approximately $12.7 million and utilized approximately $0.7 million of our Korean borrowings to pay quarterly interest due.

During the third quarter of fiscal 2015, we utilized approximately $0.8 million of our Korean borrowings to pay quarterly interest due and received approximately $0.8 million from the exercise of stock options. We also paid a dividend of $1.0 million to certain of our non-controlling interests.

Year to date fiscal 2016

During the year to date fiscal 2016, we received approximately $3.8 million from the exercise of stock options, acquired 2,077,912 shares of our common stock for approximately $23.9 million, and utilized approximately $2.1 million of our Korean borrowings to pay quarterly interest due.

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

Capital Expenditures

We expect capital spending for the fourth quarter of fiscal 2016 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of our ATM infrastructure and branch network in South Africa.

Our historical capital expenditures for the third quarter of fiscal 2016 and 2015 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of March 31, 2016, of $0.5 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2016:

Table 13	Payments due by Period, as of March 31, 2016 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	67,120	11,752	55,368	-	-
Operating lease obligations	10,088	5,265	4,667	156	-
Purchase obligations	8,204	8,204	-	-	-
Capital commitments	509	509	-	-	-
Other long-term obligations (B)(C)	1,708	-	-	-	1,708
Total	87,629	25,730	60,035	156	1,708

(A)	– Includes $61.5 million of long-term debt and interest payable at the rate applicable on March 31, 2016, under our Korean debt facility.
(B)	– Includes policy holder liabilities of $1.2 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $9.2 million issued as of March 31, 2016, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2016, as a result of changes in the Korean CD rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of March 31, 2016, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2016
Table 14				Estimated annual
expected interest
	Annual	Hypothetical		charge after
	expected	change in		hypothetical change in
	interest	Korean CD		Korean CD rate, as
	charge	rate, as		appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	2,898	1%		3,509
		(1%	)	2,288

The following table summarizes our exchange-traded equity securities with equity price risk as of March 31, 2016. The effects of a hypothetical 10% increase and a 10% decrease in market prices as of March 31, 2016, is also shown. The selected 10% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2016
Table 15
Hypothetical
				Estimated fair	Percentage
				value after	Increase
	Fair			hypothetical	(Decrease) in
	value	Hypothetical		change in price	Shareholders’
	($ ’000)	price change		($ ’000)	Equity
Exchange-traded equity securities	16,249	10%		17,874	0.34%
		(10%	)	14,624	(0.34%	)

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The put right we have agreed to grant to the IFC Investors on the occurrence of certain triggering events may have adverse impacts on us.

On April 11, 2016, we signed a subscription agreement, pursuant to which we have agreed to issue 9,984,311 shares of our common stock to the IFC Investors. We have also entered into a policy agreement with the IFC Investors, which will become effective upon closing of the subscription, which grants the IFC Investors certain rights, including the right to require us to repurchase any shares we have sold to the IFC Investors upon the occurrence of specified triggering events, which we refer to as a “put right.” Events triggering the put right relate to (1) us being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that we (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate our business in compliance with anti-money laundering or anti-terrorism laws; or (2) we reject a bona fide offer to acquire all of our outstanding shares at a time when we have in place or implement a shareholder rights plan, or adopt a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid to us by the IFC Investors and the volume-weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. If a put triggering event occurs, it could adversely impact our liquidity and capital resources. In addition, the existence of the put right could also affect whether or on what terms a third party might in the future offer to purchase our company. Our response to any such offer could also be complicated, delayed or otherwise influenced by the existence of the put right.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information relating to purchases of shares of our common stock during the third quarter of fiscal 2016:

Table 16			(c)	(d)
			Total number	Maximum
			of shares	dollar value
			purchased as	of shares that
		(b)	part of	may yet be
	(a)	Average price	publicly	purchased
	Total number	paid per	announced	under the
	of shares	share	plans or	plans or
Period	purchased	(US dollars)	programs	programs (1)
January 2016	-	-	-	88,814,277
February 2016	1,328,699	9.58	1,328,699	87,274,407
March 2016	-	-	-	83,802,119
Total	1,328,699		1,328,699

(1) The January 2016 amount represents the then-outstanding balance of the $100 million previously authorized by our Board of Directors on August 21, 2013. On February 3, 2016, our Board of Directors approved the replenishment of this authorization to repurchase back up to an aggregate of $100 million of common stock. The authorization has no expiration date.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.31	Subscription Agreement, dated April 11, 2016, among the Company and the Investors		8-K	10.31	April 12, 2016
10.32	Policy Agreement, dated April 11, 2016, among the Company and the Investors		8-K	10.32	April 12, 2016
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2016.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Financial Officer, Treasurer and Secretary, Director