Form 10-K
period 2016-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2016-08-25
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016

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
Yes [   ]      No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $378,497,227. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 22, 2016, 54,135,778 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Year Ended June 30, 2016

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2017 fiscal year, which runs from July 1, 2016 to June 30, 2017.

ITEM 1. BUSINESS

Overview

We are a leading provider of payment solutions, transaction processing services and financial technology across multiple industries and in a number of emerging and developed economies.

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

We also provide secure financial technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony, integrated circuit card (chip/smart card) technologies, and the design and provision of financial and value-added services to our cardholder base.

Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over ten million recipient cardholders across the entire country, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service. We provide financial inclusion services such as microloans, insurance, mobile transacting and prepaid utilities to our cardholder base.

In addition, through KSNET, we are one of the top three value-added network, or VAN, processors in South Korea, and we offer card processing, payment gateway and banking value-added services in that country. We have expanded our card issuing and acquiring capabilities through the acquisition of Transact24 in Hong Kong. Our Masterpayment subsidiary in Germany provides value added payment services to online retailers across Europe. Our XeoHealth service provides funders and providers of healthcare in United States with an on-line real-time management system for healthcare transactions.

Our ZAZOO business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as Mobile Virtual Card, or MVC, Chip and GSM licensing and Virtual Top Up, or VTU, and has deployed solutions in many countries, including South Africa, the United Kingdom, Namibia, Nigeria, Malawi, Cameroon, the Philippines, India and Colombia.

All references to “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, and all references to “Net1” are to Net 1 UEPS Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

Services for the under-banked: According to the World Bank’s Global Findex Database, 54% of adults in developing economies have no bank account. As a result, two billion adults around the world remain entirely excluded from the financial system. This situation arises when banking fees are either too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, in cash.

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

Our target under-banked customer base in most emerging economies, and particularly in sub-Saharan Africa, has limited access to formal financial services and therefore relies heavily on the unregulated informal sector for such services. By leveraging our smart card and mobile technologies, we are able to offer affordable, secure and reliable financial services such as transacting accounts, loans and insurance products to these consumers and alleviate some of the challenges they face in dealing with the informal sector.

With over 30 million cards issued in more than ten developing countries around the world, our track record and scale uniquely positions us to continue further geographical penetration of our technology in additional emerging countries.

Online transaction processing services: The continued global growth of retail credit and debit card transactions is reflected in the April 2016 Nilson Report, according to which worldwide annual general purpose card purchase dollar volume increased 16.4% to $25.7 trillion in 2015, while transaction volume increased by 14.6% to 263.6 billion transactions and cards issued increased by 8.2% to 10.3 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, UnionPay and American Express. In South Africa, we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and prepaid utility purchases that we offer as a complete solution to merchants and retailers. In South Korea, through KSNET, we are one of the top three VAN processors, and we provide card processing, banking value-added services and payment gateway functionality to more than 225,000 retailers. Transact24 and Masterpayment are established, growing processors with experienced management teams which offer a variety of value-added online transaction processing services. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

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

Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. The World Bank’s research has confirmed the rising popularity of using mobile phones to transfer money and for banking that often does not require setting up an account at a brick-and-mortar bank. The World Bank has stated that mobile banking, which allows account holders to pay bills, make deposits or conduct other transactions via text messaging, has rapidly expanded in Sub-Saharan Africa, where traditional banking has been hampered by transportation and other infrastructure problems. The rising popularity of mobile money accounts has pushed overall account penetration from 24% in 2011 to 34% in 2014.

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

Following a simple registration process, the virtual card application is activated over-the-air, enabling the phone to generate virtual card numbers completely off-line. MVCs are used like traditional plastic credit or debit cards, except that as soon as the transaction is authorized, the generated card number expires once the preset monetary amount has been utilized or after completion of the specific transaction that it was generated for. While MVC has been focused primarily on card-not-present transactions for internet payments in our initial deployments, we are constantly expanding the applicability of the software to incorporate new trends such as presentation through near field communication, or NFC, or Quick Response, or QR, Codes.

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

For example, in South Africa, we are one of the leading independent transaction processors, the national provider of social welfare payment distribution services to the country’s large unbanked and under-banked population, the largest third-party processor of retail merchant transactions and the leading processor of third-party payroll payments. We believe that our large cardholder base, specialized technology and payment infrastructure, together with our strong government and business relationships, position us at the epicenter of commerce in the country. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe that we can provide many of the services consumed by our cardholders who would normally not have access to these services or would otherwise have to rely on the informal sector. We have already introduced several services to our cardholder and merchant base, such as low cost, high functionality bank accounts, microloans, life insurance, bill payment, prepaid mobile top-up and prepaid utility services. We have a network of mobile ATMs to provide services to our cardholders, and we have established a national fixed ATM network. We aim to increase the adoption of our existing services by expanding our cardholder base and our transacting network, and we aim to increase our service offerings by developing new products and distribution networks and by forging partnerships with industry participants who share our vision and can accelerate the implementation of our business plan. Our core focus remains the development and provision of our technological expertise. We have established significant operational assets to ensure the rapid deployment of our technology. As these deployments mature, we may share or dispose of these operational assets if we believe this will result in higher efficiencies and synergistic benefits where we are able to provide technology to an expanded base of clients and operations.

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

Pursue strategic acquisition opportunities or partnerships to gain access to new markets or complementary product— We will continue to pursue acquisition opportunities and partnerships that provide us with an entry point for our existing products into a new market, or provide us with technologies or solutions complementary to our current offerings. Our recent acquisition of Transact 24 Limited, a Hong Kong based payment services provider, for example, provides us with access to the rapidly growing Chinese financial technology market and its participants, such as China UnionPay and Alipay, while our recent acquisition of Masterpayment has enabled access to the European market and to value-added products such as working capital financing for online retailers. In addition, we expect to leverage our relationship with the International Finance Corporation and certain funds management by IFC Asset Management Company, collectively, the IFC Investors, as well as utilize the proceeds received from them to pursue strategic and synergistic acquisition opportunities and partnerships in developing markets.

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

•

Third Party Payments—Through FIHRST we are the largest provider of third party and payroll associated payments in South Africa, servicing over 2,050 employee groups that represent approximately 650,000 employees. Our market leading position is due to our ability to move informed money (the movement of money and its corresponding data to third party organizations). This allows us to provide one of the most comprehensive suites of financial services, ranging from garnishee orders to payment modules and collections. We also offer the PayPlus service, providing employees with access to prepaid airtime, electricity and other value added services, or VAS.

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

KSNET

Our KSNET business unit is based in Seoul, South Korea, and is a national payment solutions provider. KSNET has one of the broadest product offerings in the South Korean payment solutions market, a base of approximately 225,000 merchants and an extensive direct and indirect sales network. KSNET’s core operations comprise three project offerings, namely card VAN, payment gateway, or PG, and banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in South Korea. Over 90% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN.

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

Masterpayment

Our Masterpayment business unit is based in Munich, Germany, and is a specialist payment services processor. Masterpayment provides payment and acquiring services for all major European debit and credit cards; and invoicing for online retail, digital goods and content. Masterpayment currently has a client portfolio of approximately 5,000 registered merchants.

In collaboration with Bank Frick & Co. AG, Bank Frick, a Liechtenstein-based bank, Masterpayment provides its e-commerce merchants with working capital optimization by providing a flexible form of financing, which employs a trading transaction instead of traditional bank credit. Masterpayment’s “Finetrading” product enables the seamless financing of a merchant’s inventory orders, resulting in accelerated payment settlement and the elimination of the requirement for a merchant to maintain rolling reserves or cash advances.

This business unit has been allocated to our International transaction processing reporting segment.

Transact24

Our Transact24 business unit is based in Hong Kong, China, and is a payment services provider.

Transact24’s primary business activities include:

•	Chinese debit card acquiring—Transact24 has processing relationships with China UnionPay, Alipay and five other Chinese gateways;
•

Credit card acquiring—Transact24 has acquiring relationships with banks and processing institutions in the United Kingdom, Germany, Australia and Mauritius and has Payment Intermediary Services Licenses in Mauritius and an Electronic Money Institution License in the United Kingdom. Transact24 also offers a white-labeled credit card acquiring gateway to entities who wish to outsource the technical integration and operations of their acquiring gateways;

•	Automated clearing house, or ACH processing—Transact24 provides unsecured loan ACH processing for Tribal and State-licensed lenders in the U.S.; and
•

Prepaid card issuing and processing—Transact24 issues U.S. dollar-denominated Visa prepaid cards, South African Rand-denominated MasterCard prepaid cards and Hong Kong dollar-denominated China UnionPay prepaid cards

This business unit has been allocated to our International transaction processing reporting segment.

Cash Paymaster Services (“CPS”)

Our CPS business unit is based in Johannesburg, South Africa, and deploys our UEPS/EMV–Social Grant Distribution technology to distribute social welfare grants on a monthly basis to over nine million recipient cardholders in South Africa. These social welfare grants are distributed on behalf of the South African Social Security Agency, or SASSA. During our 2016, 2015 and 2014 fiscal years, we derived approximately 21%, 24%, and 27% of our revenues respectively, from CPS’ social welfare grant distribution business.

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

Our largest financial services offering is the provision of short-term microloans to our South African UEPS/EMV cardholders, where we provide the loans using our surplus cash reserves and earn revenue from the service fees charged on these loans. We believe our loans are the most affordable form of credit available to our target market as, unlike our competitors, we do not charge interest or initiation fees on our loans. Our Smart Life business unit owns a life insurance license and offers our customer base affordable insurance products applicable to this market segment, focusing on group life and funeral insurance policies.

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

In South Africa, and specifically in the payment of salaries and wages and our affordable EasyPay Everywhere transactional account and our financial services offering, our competitors include the local banks, insurance companies, micro-lenders and other transaction processors. The South African banks and the South African Post Office, or SAPO, also offer low cost bank accounts that enable account holders to receive their salaries, wages or social grants through the formal banking payment networks.

The payment of social welfare grants in South Africa has historically been determined through a highly competitive tender process managed by SASSA. The participants in SASSA’s tender processes have historically included the local banks, other payment processors, SAPO and mobile operators. Our current SASSA contract expires at the end of March 2017 and SASSA has indicated that it intends to internalize all material aspects related to grant payment and administration, although a phased approach may have to be followed.

EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and processes more than 2.5 billion transactions valued at trillions of ZAR per annum.

In the South African ATM network market, we compete against the South African banks, ATM Solutions and Spark ATM Systems, who collectively have a market share in excess of 90%.

We have identified 13 major card VAN companies in South Korea, of which KSNET is one of the three largest. The other two large VAN companies are NICE Information & Telecommunication Inc. and Korea Information & Communications Company, Inc. Entities operating in the VAN industry in South Korea compete on pricing and customer service.

In addition to our traditional competitors, we expect that we will increasingly compete with a number of emerging entities in the mobile payments industry. While the industry is still rapidly evolving, a number of entities are establishing their presence in this space. Specifically identified entities include traditional payment networks such as Visa, MasterCard and American Express; commercial banks such as Barclays and Citigroup; established technology companies such as Apple, Google, Samsung and PayPal; mobile operators such as AT&T, Verizon, Vodafone, MTN and Bharti Airtel; as well as companies specifically focused on mobile payments such as M-Pesa and Square.

Research and Development

During fiscal 2016, 2015 and 2014, we incurred research and development expenditures of $2.3 million, $2.4 million and $2.2 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS and UEPS/EMV software and its functionality as well as the design and development of our MVC concept and mobile payment applications. For example, we continually improve our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in hardware platforms that are not proprietary to us but form part of our system.

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

Financial Information about Geographical Areas and Operating Segments

Note 23 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2016, 2015 and 2014. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

		Revenue						Long-lived assets
		2016		2015		2014		2016		2015 (1)		2014 (1)
	$	’000	$	’000	$	’000	$	’000	$	’000	$	’000

South Africa		422,022		461,425		428,931		69,213		72,467		105,627
South Korea		158,609		160,853		146,667		221,459		230,109		253,147
Rest of world		10,118		3,701		6,058		49,105		20,058		6,593
Total		590,749		625,979		581,656		339,777		322,634		365,367

(1) During the year ended June 30, 2016, we identified a balance sheet misclassification between current assets and long-term assets. Long-lived assets for fiscal 2015 and 2014, have been restated, and have increased by $27.4 million and $23.3 million, respectively.

Employees

As of June 30, 2016, we had 5,701 employees. On a segmental basis, 241 employees were part of our management, 2,571 were employed in South African transaction processing, 310 were employed in International transaction processing, and 2,576 were employed in Financial inclusion and applied technologies and corporate/eliminations activities.

On a functional basis, seven of our employees were part of executive management, 156 were employed in sales and marketing, 238 were employed in finance and administration, 311 were employed in information technology and 4,989 were employed in operations.

As of June 30, 2016, approximately 65 of the 2,571 and one of the 2,576 employees we have in South Africa who were performing transaction-based and financial inclusion activities, respectively, were members of the South African Commercial Catering and Allied Workers Union and approximately 177 of the 240 employees we have in South Korea who perform international transaction-based activities were members of the KSNET Union. We believe that we have a good relationship with our employees and these unions.

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

Executive Officers of the Registrant

The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Serge C.P. Belamant	62	Chief Executive Officer, Chairman and Director
Herman G. Kotzé	46	Chief Financial Officer, Treasurer, Secretary and Director
Philip M. Belamant	31	Managing Director, ZAZOO Limited
Philip S. Meyer	59	Managing Director of Transact24 Limited
Phil-Hyun Oh	57	Chief Executive Officer and President, KSNET, Inc.
Nanda Pillay	47	Managing Director: Southern Africa
Nitin Soma	49	Senior Vice President of Information Technology

Serge C.P. Belamant is one of the founders of our company and has been our Chief Executive Officer since October 2000 and the Chairman of our board since February 2003. He was also Chief Executive Officer of Aplitec. Mr. S.C.P. Belamant spent ten years working as a computer scientist for Control Data Corporation where he won a number of international awards. Later, he was responsible for the design, development, implementation and operation of the Saswitch ATM network in South Africa that still rates as one of the largest ATM switching systems in the world. Mr. S.C.P. Belamant has patented a number of inventions, ranging from biometrics to gaming-related inventions, including our original funds transfer system patent. Mr. S.C.P. Belamant has more than 30 years of experience in the fields of operations research, security, biometrics, artificial intelligence and online and offline transaction processing systems.

Herman Kotzé has been our Chief Financial Officer, Secretary and Treasurer since June 2004. From January 2000 until June 2004, he served on the board of Aplitec as Group Financial Director. Mr. Kotzé joined Aplitec in November 1998 as a strategic financial analyst. Prior to joining Aplitec, Mr. Kotzé was a business analyst at the Industrial Development Corporation of South Africa. Mr. Kotzé has a bachelor of commerce honors degree, a post graduate diploma in treasury management, a higher diploma in taxation, completed his articles at KPMG, and is a member of the South African Institute of Chartered Accountants.

Philip M. Belamant joined us in 2012 and is the business unit head of ZAZOO. This business unit was previously known as Pbel which was founded by Mr. Belamant at the end of 2006 and subsequently acquired by us in 2012. Mr. Belamant has more than 10 years of experience in the fields of mobile development, WASP services, artificial intelligence and mobile payments. Mr. Belamant has a bachelor of science (information technology) honors degree.

Philip Meyer has been the Managing Director of Transact24 Limited since he founded the company in 2006. Mr. Meyer has worked in the payments industry for over 20 years. Prior to incorporating Transact24, he was employed by Naspers, a global media group, as its Chief Executive: Information Technology and New Media and was responsible for all existing and new technology and media for Naspers. Mr. Meyer is a qualified engineer with a masters in engineering (electronic) and has a postgraduate diploma in strategic management. Mr. Meyer is registered with the Engineering Counsel of South Africa, is a member of the South Africa Institute of Electrical Engineers and is also a member of the Digital, Information & Telecommunications Committee and Asia & Africa Committee, Hong Kong General Chamber of Commerce.

Phil-Hyun Oh has served as Chief Executive Officer and President of KSNET since 2007. He is the Chairman of the VAN Association in South Korea. Prior to that, he was the Managing Partner at Dasan Accounting Firm and was the Head of the Investment Banking Division at Daewoo Securities. Mr. Oh is responsible for the day to day operations of KSNET and as its Chief Executive Officer and President is instrumental in setting and implementing its strategy and objectives.

Nanda Pillay joined us in May 2000 and is responsible for our Southern African operations, consisting primarily of CPS, Lending, EasyPay and SmartSwitch Botswana.

Nitin Soma has served as our Senior Vice President of Information Technology since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements and designed the Stratus back-end system for Aplitec. Mr. Soma has over 20 years of experience in the development and design of smart card payment systems. Mr. Soma has a bachelor of science (computer science and applied mathematics) degree.

ITEM 1A. RISK FACTORS

OUR OPERATIONS AND FINANCIAL RESULTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW, THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK.

Risks Relating to Our Business

Our SASSA contract expires at the end of March 2017. SASSA has publicly stated that it will not reissue a grant payments tender and that it intends to take over the distribution of social grants when our contract expires. If this occurs, we will lose a significant portion of our revenues.

We have historically derived a substantial portion of our revenues from our contract with SASSA for the payment of social grants. Our current five-year SASSA contract, which we were awarded through a tender process in 2012, expires in March 2017. SASSA issued a tender for a new contract in mid-2015, but in late 2015, it announced that it would not award a new tender and that it intends to take over the distribution of social grants when our contract expires. If SASSA does in fact take over social grants distribution at the end of our contract, then we will lose the revenues from this contract. Unless we are able to replace most or all of these revenues from other sources, our results of operations, financial position, cash flows and future growth are likely to suffer materially.

It is possible that SASSA might request us to enter a transition agreement in order to phase out our services. The South African Constitutional Court has stated that Cash Paymaster Services, or CPS, our subsidiary which is the contracting party with SASSA, is deemed to be an “organ of state” for the purpose of the contract and that CPS has “constitutional obligations” that go beyond its contractual obligations. It is not clear what these obligations may entail in respect of the current and any potential future government contract in South Africa. We cannot predict what the financial implications may be if we are required to continue with the provision of our services without a valid contract, or during any transitional period required for the orderly transfer of our current services to SASSA.

We have increasingly focused our South African business on providing financial products and services independently of SASSA through our EasyPay Everywhere bank account and ATM infrastructure. Future increases in our revenues and operating income will depend in part on our ability to continue to expand this business.

When SASSA issued a new social grants tender in mid-2015, we decided not to participate because we believed that the terms of the tender would not allow for a contract that would be in our best interests. Instead, we began to focus our South African business on providing transactional products and services through our EasyPay Everywhere bank accounts and ATM infrastructure. We market and provide these products and services to all unbanked and under-banked persons in South Africa, not just to social grant beneficiaries. When we provide these services to social grant beneficiaries we do so independently of SASSA. While we believe that our financial services offerings are convenient and cost-effective, our continued success will depend on the extent to which South African customers adopt our financial products and services on a widespread basis. Factors which may prevent us from successfully growing our South African financial services business include, but are not limited to:

-	underestimation of the number of customers that will obtain an EasyPay Everywhere bank account and use our ATM infrastructure;
-	lack of adoption of our EasyPay Everywhere and related products by customers as anticipated;
-	competition in the marketplace;
-	restrictions imposed by SASSA or government on the manner in which beneficiaries may transact;
-	political interference;
-	changes in the regulatory environment;
-	dependence on existing suppliers to provide the hardware (such as ATMs, cards and POS devices) we require to execute our rollout as anticipated;
-	logistical and communications challenges; and
-	loss of key technical and operations staff, particularly during the rollout phase.

SASSA has challenged our ability to conduct this business in a commercial manner through its interpretation of recently-adopted regulations under the Social Assistance Act. We are in litigation with SASSA over its interpretation of these regulations. If SASSA were to prevail in this legal proceeding, our business will suffer.

SASSA has challenged our ability to operate our business in a commercial manner by adopting an interpretation of the South African Social Assistance Act of 2004, Assistance Act, and recently-adopted regulations thereunder that would prohibit us and Grindrod Bank Limited, or Grindrod, from processing debit orders from social welfare beneficiaries’ bank accounts. We believe that SASSA’s interpretation is erroneous and on June 3, 2016, we filed for a declaratory order with the High Court of the Republic of South Africa Gauteng Division, Pretoria, to provide certainty to us, as well as other industry stakeholders, on the interpretation of the Assistance Act and regulations. On June 15, 2016, SASSA brought criminal charges against us and Grindrod Bank for failing to act in accordance with their instructions to stop processing debit orders. On June 28, 2016, the High Court issued an order scheduling arguments on the declaratory order that we are seeking on October 17 and 18, 2016 and prohibiting SASSA from taking certain actions in furtherance of the criminal charges, pending a determination of the dispute. On August 8, 2016 we were informed that the South African National Prosecuting Authority, or NPA, has reached a “no prosecution” decision on the criminal charges filed by SASSA. We cannot predict whether SASSA might attempt to bring new charges at any time or ask the NPA to revisit its decision in future. We cannot predict the outcome of the SASSA litigation

If we were not to prevail, our ability to operate our business, specifically our micro-lending and insurance activities in a commercially advantageous manner would be impaired, which would likely have a material adverse effect on our business and might harm our reputation. Regardless of the outcome, management will be required to devote significant time and resources to these legal proceedings, which may impact their ability to focus their attention on our business.

We are, and in the future may be, subject to litigation in which private parties may seek to recover, on behalf of SASSA, amounts paid to us under our SASSA contract. If such litigation were to be successful and require us to repay substantial monies to SASSA, such repayment would adversely affect our results of operations, financial position and cash flows.

In April 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court of South Africa, seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve the payment to us of ZAR317 million. Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We are named as a respondent in this proceeding.

As discussed in “Item 3—Legal Proceedings,” the payments being challenged by Corruption Watch represent amounts paid to us by SASSA for the costs we incurred in performing additional beneficiary registrations and gathering information beyond those that we were contractually required to perform under our SASSA contract. These amounts were paid in full settlement of the claim we submitted to SASSA for these additional costs. We believe that Corruption Watch’s claim is without merit and we are defending it vigorously. However, we cannot predict how the Court will rule on the matter.

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

The DOJ is investigating whether we have violated the Foreign Corrupt Practices Act, or FCPA, and other federal criminal laws.

As we have previously reported, in November 2012, the U.S. Department of Justice commenced an investigation into whether we violated the FCPA and other U.S. federal criminal laws by engaging in a scheme to make corrupt payments to officials of the South Africa government in connection with securing our 2012 SASSA contract and whether we violated federal securities laws in connection with statements made by us in our SEC filings regarding this contract. In addition, the SEC commenced its own investigation.

On June 8, 2015, we received a letter from the SEC stating that it had concluded its investigation and that it did not intend to recommend an enforcement action against us. It is our understanding that the DOJ investigation remains ongoing.

These investigations have been costly for us. We incurred significant legal costs during fiscal 2013 and 2014 in responding to the U.S. government’s requests for information, management’s time has been diverted from other matters relating to our business and we have suffered harm to our business reputation. In particular, in fiscal 2013, the FSB suspended Smart Life’s insurance license. Even though the SEC has concluded its investigation and Smart Life’s license suspension has been lifted, we cannot predict when the DOJ investigation will be completed or the impact or outcome of that investigation.

On February 14, 2013, we filed an application pursuant to Section 34 of the South African Prevention of Corrupt Activities Act in South Africa with the South African Police Service to investigate the allegations of corruption that were contained in certain newspaper reports. Section 34 deals with the reporting of suspected fraud, theft, extortion and forgery. In November, 2015, we received a written notice from the Hawks, stating this case was investigated and the prosecutors assigned to the case declined to prosecute these matters. The Hawks have closed the investigations.

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

As of June 30, 2016, we had approximately $51.8 million of outstanding indebtedness, which we incurred to finance our acquisition of KSNET in October 2010. These loans are secured by a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The terms of the loan facility require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict Net1 Korea’s ability to make certain distributions with respect to its capital stock, prepay other debt, encumber its assets, incur additional indebtedness, or engage in certain business combinations. Although these covenants only apply to our South Korean subsidiaries, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with these covenants, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit growth in our transaction-based activities segment.

Certain South African banks have also developed their own low-cost banking products targeted at the unbanked and under-banked market segment. According to the 2015 FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, 77% of South Africans are banked. As the competition to bank the unbanked in South Africa intensifies, we may not be successful in marketing our low-cost EasyPay Everywhere product to our target population. Moreover, as our product offerings increase, gain market acceptance and pose a competitive threat in South Africa, especially our UEPS/EMV product with biometric verification and our financial services offerings, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their transactional or other businesses.

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

In addition to competition that our UEPS system faces from the use of cash, checks, credit and debit cards, existing payment systems and the providers of financial services and low cost bank accounts, there are a number of other products that use smart card technology in connection with a funds transfer system. During the past several years, smart card technology has become increasingly prevalent. We believe that the most competitive product in this marketplace is EMV, a system that is promoted by most of the major card companies such as Visa, MasterCard, JCB and American Express. Also, governments and financial institutions are, to an increasing extent, implementing general-purpose reloadable prepaid cards as a low-cost alternative to provide financial services to the unbanked population. Moreover, as the acceptance of using a mobile phone to facilitate financial services has increased exponentially, other companies have introduced such services to the marketplace successfully and customers may prefer those services to ours, based on technology, price or other factors.

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

The loss of the services of Mr. Belamant or any of our other executive officers would adversely affect our business.

Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Mr. Serge Belamant, our Chief Executive Officer and Chairman and Herman Kotzé, our Chief Financial Officer. Many of our key responsibilities are performed by these two individuals, and the loss of the services of either of them could disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance. We do not have employment agreements with these executive officers and they may terminate their employment at any time.

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

In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the one we have co-established in Namibia and our non-controlling investment in Nigeria. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a non-controlling interest. Non-controlling ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies. Such a lack of control could result in the loss of all or part of our investment in such entities. In addition, our foreign partners may have different business methods and customs which may be unfamiliar to us and with which we disagree. Our joint venture partners may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do in South Africa. Furthermore, limitations imposed on our South African subsidiaries by South African exchange control regulations, as well as limitations imposed on us by the Investment Company Act of 1940, may limit our ability to establish partnerships or entities in which we do not obtain a controlling interest.

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

We obtain our smart cards, ATM’s, POS devices and the other hardware we use in our business from a limited number of suppliers, and do not manufacture this equipment ourselves. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we may not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our ability to implement new systems and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. A supply interruption or an increase in demand beyond current suppliers’ capabilities could harm our ability to distribute our equipment and thus, to acquire a new source of customers who use our UEPS technology. Any interruption in the supply of the hardware necessary to operate our technology, or our inability to obtain substitute equipment at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

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

Smart Life is a life insurance company and exposes us to risks typically experienced by life assurance companies. Some of these risks include the extent to which we are able to continue to reinsure our risks at acceptable costs, reinsurer counterparty risk, maintaining regulatory capital adequacy, solvency and liquidity requirements, our ability to price our insurance products appropriately, the risk that actual claims experience may exceed our estimates, the ability to recover policy premiums from our customers and the competitiveness of the South African insurance market. If we are unable to maintain our desired level of reinsurance at prices that we consider acceptable, we would have to either accept an increase in our exposure risk or reduce our insurance writings. If our reinsurers are unable to meet their commitments to us in a timely manner, or at all, we may be unable to discharge our obligations under our insurance contracts. As such, we are exposed to counterparty, including credit, risk of these reinsurers. Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Using the wrong assumptions to price our insurance products could materially and adversely affect our financial position, results of operations and cash flows.

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

In June 2012, the South African government promulgated the Information and Communications Technology, or ICT Charter, and on November 2012 the Financial Services Charter, two of the Sector Codes, to which certain of our businesses are subject. Both of the above mentioned Sector Codes are at present still in draft to be aligned with the Amended Codes of Good Practice. Achievement of BEE objectives is measured by a scorecard which establishes a weighting for the various components of BEE. Scorecards are independently reviewed by accredited BEE scorecard verification agencies which issue a certificate that presents an entity’s BEE Recognition Levels, or BEE status.

The codes of good practice were reviewed by the South African Department of Trade and Industry, or dti, and a new set of codes of good practice were promulgated in October 2013. The new codes of good practice came into effect on May 1, 2015, and have different requirements and emphasis to the old codes of good practice. Furthermore, on May 15, 2015, the dti issued a Notice of Clarification which further extended the transitional period for the alignment of Sector Codes with the new set of codes of good practice to a date still to be announced. The dti stated in its notice that it would consider repealing any Sector Codes that are not aligned to a date yet to be announced. The Financial Services Charter as well as the ICT Charter are currently still in draft phase and some of our business will have to adhere to these amended codes as soon as they are gazetted. Compliance with either the requirements of the amended ICT Charter as well as the Financial Services Charter, if properly aligned with the new codes of good practice, may negatively affect our future BEE status.

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

We expect that our BEE status will be important for us to remain competitive in the South African marketplace and we continually seek ways to improve our BEE status, especially the equity component of our BEE status. For instance, in April 2014, we implemented a BEE transaction pursuant to which we issued 4.4 million shares of our common stock to our BEE partners for ZAR 60.00 per share, which represented a 25% discount to the market price of our shares at the time that we negotiated the transaction. We entered into this transaction to improve the equity component of our BEE status. We provided funding to the BEE partners in order for them to buy these shares from us. In June 2014, and in accordance with the terms of agreements, we repurchased approximately 2.4 million of these shares of our common stock in order for the BEE partners to repay the loans we provided to them. Furthermore, in August 2014, we entered into a Subscription and Sale of Shares Agreement with Business Venture Investments No 1567 Proprietary Limited (RF), or BVI, one of our BEE partners, in preparation for any new potential SASSA tender. Pursuant to the agreement, we repurchased BVI’s remaining shares of Net1 common stock and BVI subscribed for new ordinary shares of CPS, representing approximately 12.5% of CPS’ ordinary shares outstanding after the subscription.

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

The South African rand, or ZAR, is the primary operating currency for our business operations while our financial results are reported in U.S. dollars. This means that as long as the ZAR remains our primary operating currency, depreciation in the ZAR against the U.S. dollar, and to a lesser extent, the South Korean won against the U.S. dollar, would negatively impact our reported revenue and net income, while a strengthening of the ZAR and the South Korean won would have the opposite effect. Depreciation in the ZAR may negatively impact the prices at which our stock trades. The U.S. dollar/ZAR exchange rate has historically been volatile and we expect this volatility to continue. During fiscal 2016 and 2015, respectively, the ZAR was significantly weaker against the U.S. dollar than during most of the preceding several years, which adversely affected our 2016 and 2015 revenue and net income. We provide detailed information about historical exchange rates in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Exchange Rate Information.”

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

We may not be able to effectively and efficiently manage the electricity supply disruptions in South Africa which could adversely affect our results of operations, financial position, cash flows and future growth.

Our businesses in South Africa are dependent on electricity generated and supplied by the state-owned utility, Eskom, in order to operate. In recent years, Eskom has been unable to generate and supply the amount of electricity required by South Africans, and the entire country experienced significant and largely unpredictable electricity supply disruptions. Eskom has implemented a number of short- and long-term mitigation plans to correct these issues and the number of supply disruptions decreased during the calendar 2016.

As part of our business continuity programs, we have installed back-up diesel generators in order for us to continue to operate our core data processing facilities in Cape Town and Johannesburg in the event of intermittent disruptions to our electricity supply. We have to perform regular monitoring and maintenance of these generators as well as sourcing and managing diesel fuel levels. We may also be required to replace these generators on a more frequent basis due to the additional burden placed on them.

Our results of operations, financial position, cash flows and future growth could be adversely affected if Eskom is unable to commission new electricity-generating power stations in accordance with its plans, or at all, or if we are unable to effectively and efficiently test, maintain, source fuel for and replace our generators.

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

Although Net1 is a U.S. corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2016, approximately 34% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; or (iv) repatriate to South Africa profits of foreign operations. These regulations could also limit our ability to utilize profits of one foreign business to finance operations of a different foreign business.

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

Trade unions have had a significant impact on the collective bargaining process as well as on social and political reform in South Africa in general. Although only approximately 1% percent of our South African workforce is unionized and we have not experienced any labor disruptions in recent years, such labor disruptions may occur in the future. In addition, developments in South African labor laws may increase our costs or alter our relationship with our employees and trade unions, which may have an adverse effect on us, our financial condition and our operations.

Operating in South Africa and other emerging markets subjects us to greater risks than those we would face if we operated in more developed markets.

Emerging markets such as South Africa, as well as some of the other markets into which we have recently begun to expand, including African countries outside South Africa, South America, South and Southeast Asia and Central and Eastern Europe, are subject to greater risks than more developed markets.

While we focus our business primarily on emerging markets because that is where we perceive to be the greatest opportunities to market our products and services successfully, the political, economic and market conditions in many of these markets present risks that could make it more difficult to operate our business successfully.

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

Moneyline provides microloans to our UEPS/EMV cardholders. Moneyline is a registered credit provider under the South African National Credit Act, or NCA, and is required to comply with the NCA in the operation of its lending business. In September 2014, the South African National Credit Regulator, or NCR, applied to the National Consumer Tribunal to cancel Moneyline’s registration, based on an investigation concluded by the NCR.

The NCR has alleged, among other things, that Moneyline contravened the NCA by including child support grants and foster child grants in the affordability assessments performed by Moneyline prior to granting credit to these borrowers, and that the procedures followed and documentation maintained by Moneyline are not in accordance with the NCA. We believe that Moneyline has conducted its business in compliance with NCA and we are opposing the NCR’s application. However, if the NCR’s application is successful, Moneyline would be prohibited from operating its microlending business, which could have a material adverse effect on our results of operations and cash flows.

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

We derive a substantial portion of our current business from the distribution of social welfare grants in South Africa and the provision of financial services to social grant recipients. Because social welfare eligibility and grant amounts are regulated by the South African government, any changes to or reinterpretations of the government regulations relating to social welfare may result in the non-renewal or reduction of grants for certain individuals, or a determination that currently eligible social welfare grant recipient cardholders are no longer eligible. If any of these changes were to occur, the number of grants we distribute could decrease which could result in a reduction of our revenue and cash flows.

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

We are not currently so registered, but we have entered into an agreement with Grindrod that enables us to implement our social welfare grant distribution and EasyPay Everywhere solution in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. We are also dependent on Grindrod to defend us against attacks from the other South African banks who may regard the rapid market acceptance of our UEPS/EMV product with biometric verification as disruptive to their funds transfer or other businesses and may seek governmental or other regulatory intervention. Furthermore, we have to comply with the strict anti-money laundering and customer identification regulations of the SARB when we open new bank accounts for our customers and when they transact. Failure to effectively implement and monitor these regulations may result in significant fines or prosecution of Grindrod and ourselves.

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

We are subject to regulations in a number of the countries in which we operate relating to the collection, use, retention, security and transfer of personally identifiable information about the people who use our products and services, in particular, “know your customer”, personal financial and health information. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Our stock price has experienced recent significant volatility. During the 2016 fiscal year, our stock price ranged from a low of $8.44 to a high of $21.48. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	any adverse developments in litigation or regulatory actions in which we are involved;
-	fluctuations in currency exchange rates, particularly the U.S. dollar/ZAR exchange rate;
-	announcement of additional BEE transactions, especially one involving the issuance or potential issuance of equity securities or dilution or sale of our existing business in South Africa;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	announcements of acquisitions, disposals or impairments of intangible assets;
-	the timing of or delays in the commencement, implementation or completion of major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

The put right we have agreed to grant to the IFC Investors on the occurrence of certain triggering events may have adverse impacts on us.

In May 2016, we issued an aggregate of 9,984,311 shares of our common stock to the IFC Investors. We also entered into a policy agreement with the IFC Investors which grants the IFC Investors certain rights, including the right to require us to repurchase any shares we have sold to the IFC Investors upon the occurrence of specified triggering events, which we refer to as a “put right.” Events triggering the put right relate to (1) us being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that we (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate our business in compliance with anti-money laundering or anti-terrorism laws; or (2) we reject a bona fide offer to acquire all of our outstanding shares at a time when we have in place or implement a shareholder rights plan, or adopt a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid to us by the IFC Investors and the volume-weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. If a put triggering event occurs, it could adversely impact our liquidity and capital resources. In addition, the existence of the put right could also affect whether or on what terms a third party might in the future offer to purchase our company. Our response to any such offer could also be complicated, delayed or otherwise influenced by the existence of the put right.

A majority of our common stock is beneficially owned by a small number of shareholders. The interests of these shareholders may conflict with those of our other shareholders.

There is a concentration of ownership of our outstanding common stock because approximately 47% of our outstanding common stock is owned by three shareholders. Based on their most recent SEC filings disclosing ownership of our shares, IFC Investors, Allan Gray Proprietary Limited, and International Value Advisers, LLC, or IVA, beneficially owned approximately 18%, 16% and 13% of our outstanding common stock, respectively.

The interests of the IFC Investors, Allan Gray and IVA, may be different from or conflict with the interests of our other shareholders. As a result of the ownership by the IFC Investors, Allan Gray and IVA, they will be able, if they act together, to significantly influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, thus depriving shareholders of a premium for their shares, or facilitating a change of control that other shareholders may oppose.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters facility which consists of approximately 93,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park and 153 depot facilities. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; Guildford and London, United Kingdom; Seoul, South Korea; Munich, Germany; Hong Kong and Zhuhai, China; Mumbai, India; Black River, Mauritius and Frederick, Maryland. These leases expire at various dates through 2020. We own land and buildings in Ahnsung, Kyung-gi, South Korea, that is used for the storage of business documents. We believe that we have adequate facilities for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations

On June 3, 2016, we filed for a declaratory order with the High Court of the Republic of South Africa Gauteng Division, Pretoria, to provide certainty to us, as well as other industry stakeholders, on the interpretation of the Assistance Act and recent Regulations promulgated in terms thereof (the “Regulations”). The Regulations limit direct deductions from social grants paid to beneficiaries. We interpret the meaning of the word “deductions” to be specific to the practice of deducting amounts, historically limited to life insurance premiums from grants, before the grants are paid to social welfare beneficiaries’ bank accounts, and are of the opinion that the legislature did not intend to curtail the right of beneficiaries to transact freely once the money is deposited into their bank accounts.

We brought the application for a declaratory order because SASSA seeks to lend a broader interpretation to the meaning of the term “deductions” to incorporate any debit orders, EFT debits, purchase transactions, or fund transfers that are effected after the transfer of social grants to beneficiaries’ bank accounts. If SASSA’s interpretation were to prevail, debit transactions could no longer be used as a method for beneficiaries to make regular payments for financial services such as insurance premiums, loan re-payments, cell phone contracts, money transfers or any other recurring payments. We believe that forcing beneficiaries to pay for these products or services in cash would be a major setback to the national objective of financial inclusiveness, introduce financial and security risks for beneficiaries and result in significant price increases for these products and services.

We further believe that SASSA’s interpretation of the Assistance Act and the Regulations is erroneous for a number of reasons including, but not limited to, our belief that such an interpretation violates beneficiaries’ constitutional rights by limiting their fundamental right to enter into contracts and that such interpretation impermissibly encroaches on the jurisdiction and powers of the SARB and the Payments Association of South Africa, which regulate the national payment system. SASSA's interpretation effectively prohibits the social welfare recipient community from enjoying the benefits of a convenient, low-cost, reliable and ubiquitous payment system that enables the recipients to procure financial services at highly competitive rates.

We have been joined in our application by several other industry participants, and the SARB has also filed a responding affidavit.

On June 15, 2016, SASSA brought criminal charges against us and Grindrod for contravening the Social Assistance Act, alleging that we and Grindrod failed to act in accordance with SASSA’s instructions by processing debit orders against social welfare beneficiaries’ bank accounts after the Regulations came into effect.

On June 28, 2016, the High Court scheduled a hearing on our application for a declaratory order for October 17 and 18, 2016. In its order, the High Court prohibited SASSA from making any representations to the South African Police Services and the National Prosecuting Authority regarding the criminal charges brought against us and Grindrod Bank pending the determination of the dispute, including the determination of any appeals. In addition, the order prevented SASSA from issuing further demands to us and Grindrod Bank to stop the processing of debit transactions against SASSA bank accounts pending the determination of the dispute, including the determination of any appeals.

On August 8, 2016, we were informed that the NPA had reached a “no prosecution” decision on the criminal charges filed by SASSA. We cannot predict whether SASSA might attempt to bring new charges or ask the NPA to revisit its decision in future.

We cannot predict how or when the Court will rule on our declaratory order application.

Challenge to Payment by SASSA of Additional Implementation Costs

In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court of South Africa seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve the payment to us of ZAR 317 million (approximately ZAR 277 million, excluding VAT). Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We are named as a respondent in this legal proceeding.

As we previously disclosed, in June 2014, we received approximately ZAR 277 million, excluding VAT, from SASSA, related to the recovery of additional implementation costs we incurred during the beneficiary re-registration process in fiscal 2012 and 2013. After we signed our SASSA contract, SASSA requested that we biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient, in addition to the grant recipients who were issued with the SASSA-branded UEPS/EMV smart cards. We agreed to SASSA’s request, and as a result, we performed approximately 11 million additional registrations beyond those that we were contractually required to perform in consideration for our monthly service fee. Accordingly, we claimed a cost recovery from SASSA, supported by a factual findings certificate from an independent auditing firm. SASSA agreed to pay us the ZAR 277 million as full settlement of the additional costs we incurred.

We believe that Corruption Watch’s claim is without merit, and we are defending it vigorously. However, we cannot predict how the Court will rule on the matter.

NCR application for the cancelation of Moneyline’s registration as a credit provider

In September 2014, the NCR applied to the South African National Consumer Tribunal, or Tribunal, to cancel the registration of our subsidiary, Moneyline, for breach of the NCA based on an investigation concluded by it. Pursuant to the investigation, the NCA also issued two Compliance Notices – one to CPS and one to Moneyline. The Compliance Notice issued to Moneyline accused it of “having access into the Grindrod Bank Accounts of social grant beneficiaries which enables them (sic) to see the spending patterns of beneficiaries and deposit loan amounts into such accounts.” The Compliance Notice issued to CPS accused it of providing “information about social grant beneficiaries” to Moneyline in breach of section 68(1) of the NCA. The Compliance Notices demanded that both CPS and Moneyline take the appropriate steps to address the alleged non-compliance with the NCA and to report in writing to the NCR, along with an independent audit report, that they were no longer non-compliant as alleged by the Compliance Notices.

We opposed the issuance of the Compliance Notices and the Tribunal granted our requested orders that both Compliance Notices be set aside.

Regarding the NCR’s application to cancel the registration of Moneyline, we raised a number of procedural points in defense, which, if we are successful, will be dispositive of the application. Argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We are appealing the majority ruling to the High Court and await a hearing date. If we are successful, it will dispose of the application. If we do not prevail, then the NCR’s application will be set down before the Consumer Tribunal for argument on the main issues raised by the NCR, as dealt with above. We cannot predict the outcome of this litigation.

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

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2014	$14.24	$10.38
Quarter ended December 31, 2014	$13.27	$10.21
Quarter ended March 31, 2015	$14.90	$11.24
Quarter ended June 30, 2015	$19.70	$12.19
Quarter ended September 30, 2015	$21.48	$16.10
Quarter ended December 31, 2015	$18.37	$12.98
Quarter ended March 31, 2016	$13.56	$8.44
Quarter ended June 30, 2016	$12.35	$8.72

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 15, 2016, there were 14 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

Issuer purchases of equity securities

On February 3, 2016, our Board of Directors approved the replenishment of our existing share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, we adopted a Rule 10b5-1 plan for the purpose of repurchasing approximately $50 million of our common stock. The plan was established in connection with the $100 million share repurchase authorization.

The table below presents our common stock purchased during fiscal 2016 per quarter:

		Average price
	Total number	paid per
	of shares	share
Period	purchased	(US dollars)
First	-	-
Second	749,213	14.93
Third	1,328,699	9.58
Fourth	348,792	9.16
Total fiscal 2016	2,426,704	11.17

Share performance graph

The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2011, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2016 and 2015, and for the three years ended June 30, 2016 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2014, 2013 and 2012 and for the years ended June 30, 2013 and 2012, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2016	2015	2014(1)	2013(1)	2012(1)
Revenue	$590,749	$625,979	$581,656	$452,147	$390,264
Cost of goods sold, IT processing, servicing and support	290,101	297,856	260,232	196,834	141,000
Selling, general and administrative	145,886	158,919	168,072	191,552	137,404
Equity instruments granted pursuant to BEE transactions (2)	-	-	11,268	-	14,211
Depreciation and amortization	40,394	40,685	40,286	40,599	36,499
Impairment losses	-	-	-	-	-
Operating income	114,368	128,519	101,798	23,162	61,150
Interest income	15,292	16,355	14,817	12,083	8,576
Interest expense	3,423	4,456	7,473	7,966	9,345
Income before income taxes	126,237	140,418	109,142	27,279	60,381
Income tax expense	42,080	44,136	39,379	14,656	15,936
Net income attributable to Net1	82,454	94,735	70,111	12,977	44,651
Income from continuing operations per share:
Basic	$1.72	$2.03	$1.51	$0.28	$0.99
Diluted	$1.71	$2.02	$1.50	$0.28	$0.99

(1) Includes revenue and implementation costs related to our SASSA contract from April 2012. In addition, 2014 includes recovery of $26.6 million of implementation costs from SASSA.
(2) Includes a non-cash charge of approximately $11.3 million in 2014 related to common stock issued in a BEE transaction. In addition, 2012 includes a non-cash charge of approximately $14.2 million in connection with the issuance of a now-expired option to purchase shares of our common stock in a previous BEE transaction.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2016(1)	2015(1)	2014(1)	2013(1)	2012(1)
Cash flows provided by operating activities	$116,552	$135,258	$37,145	$55,917	$20,406
Cash flows used in investing activities(2)	$5,756	$80,783	$9,237	$457,875	$247,428
Cash flows provided by (used in) financing activities(2)	$13,645	$16,784	$(25,781)	$399,657	$277,018

Operating income margin	19%	21%	18%	5%	16%

(1) Cash flows used in investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.
(2) Cash flows (used in) provided by investing activities and cash flows (used in) provided by financing activities for fiscal 2015, 2014, 2013 and 2012 have been restated as discussed in footnote 2 to the table below. We have:

  increased cash flows from investing activities and increased cash flows from financing activities by $21.3 million during the year ended June 30, 2015;
  decreased cash flows from investing activities and increased cash flows from financing activities by $12.4 million during the year ended June 30, 2014;
  increased cash flows from investing activities and decreased cash flows from financing activities by $10.1 million during the year ended June 30, 2013; and
  decreased cash flows from investing activities and increased cash flows from financing activities by $45.1 million during the year ended June 30, 2012.

Consolidated Balance Sheet Data:
in thousands)

	As of June 30,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$223,644	$117,583	$58,672	$53,665	$39,123
Total current assets before settlement assets(1)(2)	386,998	301,874	259,591	169,059	163,302
Goodwill	179,478	166,437	186,576	175,806	182,737
Intangible assets	48,556	47,124	68,514	77,257	93,930
Total assets(1)(2)	1,263,500	1,316,956	1,963,375	1,302,662	997,904
Total current liabilities before settlement obligations	65,486	82,198	81,823	76,859	73,377
Total long-term debt	43,134	50,762	62,388	66,632	79,760
Total equity	$603,220	$478,785	$441,748	$339,969	$346,811

(1) During the year ended June 30, 2016, we identified a balance sheet misclassification between current assets and long-term assets reported as of June 30, 2015. We have restated these amounts in our consolidated balance sheet as of June 30, 2015, and have decreased our accounts receivable, net of allowances, which impacts total current assets before settlement assets, and increased our other long-term assets by approximately $27.4 million, which has no impact on total assets. The amounts presented in the table have been adjusted for prior periods. The restated adjustments decreased our total current assets before settlement assets, and increased our other long-term assets for fiscal 2014, 2013 and 2012, by $23.3 million, $15.7 million and $11.9 million, respectively. This restatement had no impact on our previously reported consolidated income, comprehensive income or cash flows.
(2) During fiscal 2016, and in prior financial years, certain bank accounts, cash in transit and funds in preparation for immediate access by grant beneficiaries, as well as the corresponding obligation to grant beneficiaries, were not included in settlement assets and obligations, primarily due to the reservation of ownership clause in our agreement with SASSA and the assumption of total risk over the cash by the cash transfer service providers. In the course of the annual consideration of our accounting practices and in the context of the increased and more diversified payment delivery channels arising from our ATM and point of sale roll out, we have decided that our presentation would be enhanced by including these gross amounts in settlement assets and obligations. We have accordingly restated our balance sheet as of June 30, 2015, 2014, 2013 and 2012 to record an increase in settlement assets and obligations of $30.5 million, $12.4 million, $26.3 million and $42.0 million, respectively (balances translated at rates applicable as of June 30, 2015, 2014, 2013 and 2012, respectively.) The inclusion of these accounts did not impact on cash and cash equivalents reported nor did it impact on the Company’s current assets before settlement assets and current liabilities before settlement obligations.

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

Overview

We are a leading provider of payment solutions, transaction processing services and financial technology across multiple industries and in a number of emerging and developed economies.

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

We also provide secure financial technology solutions and services, by offering transaction processing, financial and clinical risk management solutions to various industries. We have extensive expertise in secure online transaction processing, cryptography, mobile telephony, integrated circuit card (chip/smart card) technologies, and the design and provision of financial and value-added services to our cardholder base.

Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our UEPS/EMV technology, to over ten million recipient cardholders across the entire country, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service. We provide financial inclusion services such as microloans, insurance, mobile transacting and prepaid utilities to our cardholder base.

In addition, through KSNET, we are one of the top three value-added network, or VAN, processors in South Korea, and we offer card processing, payment gateway and banking value-added services in that country. We have expanded our card issuing and acquiring capabilities through the acquisition of Transact24 in Hong Kong. Our Masterpayment subsidiary in Germany provides value added payment services to online retailers across Europe. Our XeoHealth service provides funders and providers of healthcare in United States with an on-line real-time management system for healthcare transactions.

Our ZAZOO business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU, and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Malawi, Cameroon, the Philippines, India and Colombia.

Sources of Revenue

We generate our revenues by charging transaction fees to government agencies, merchants, financial service providers, utility providers, bill issuers, employers, healthcare providers and cardholders; by providing loans and insurance products and by selling hardware, licensing software and providing related technology services.

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

Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 225,000 merchants and to card issuers in South Korea through our value-added-network. Through Masterpayment and Transact24 we generate fee revenue through the provision of payment service provider and card issuing and acquiring services in primarily Germany, China and the U.S. Furthermore, in the U.S., we earn transaction fees from our customers utilizing our XeoRules online real-time management system for healthcare transactions. We also generate fees from our customers who utilize our VCPay technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card-not-present environment. The revenue and costs at of all of these businesses are reflected in our International transaction processing segment.

Finally, we have entered into business partnerships or joint ventures to introduce our financial technology solutions to markets such as Namibia and One Credit in Nigeria. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use our proprietary technologies in the specific territory, including the back-end system. We also own 26% of Finbond Group Limited, or Finbond, a South African public company that has a mutual banking license in South Africa and owns certain state lenders in the U.S. We account for our equity investments using the equity method. When we equity-account these investments, we are required under U.S. GAAP to eliminate our share of the net income generated from sales of hardware and software to the investee. We recognize this net income from these equity-accounted investments during the period in which the hardware and software is utilized in the investee’s operations, or has been sold to third-party customers, as the case may be.

We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Developments during Fiscal 2016

Cancellation of SASSA Tender

In late 2014, SASSA issued a request for proposal, or RFP, as ordered by the South African Constitutional Court. In May 2015, after careful consideration of all the relevant factors, we decided to withdraw from the tender process and did not submit a bid.

In October, 2015, SASSA determined not to award the SASSA tender, in accordance with the recommendation received from the Bid Adjudication Committee, or BAC. The BAC recommended that the tender not be awarded as a result of the non-responsiveness of all the bids received with the mandatory requirements contained in the RFP and that our current SASSA contract should continue until completion of the five-year period for which the contract was initially awarded (March 31, 2017), in accordance with the Constitutional Court’s judgment of April 2014.

The BAC also recommended that SASSA file a report with the Constitutional Court setting out all the relevant information on whether and when SASSA will be ready to assume the duty to pay grants itself. SASSA filed this report with the Constitutional Court in November 2015.

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

Progress of financial inclusion initiatives in South Africa

In June 2015, we began the rollout of EPE, our business-to-consumer, or B2C, offering in South Africa, and we have experienced rapid growth in the number of new customers. At August 18, 2016, we had more than 1,430,000 active EPE accounts, compared to 1,087,000 at April 30, 2016. EPE is a fully transactional account created to serve the needs of South Africa’s unbanked and under-banked population, and is available to all consumers regardless of their financial or social status or whether they are SASSA recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services. However, SASSA is challenging the ability of beneficiaries to freely transact with the grants that they receive.

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, we have had to expand our brick-and-mortar financial services branch infrastructure and supplement our nationwide distribution with a UEPS/EMV-enabled ATM network, as well as a dedicated sales force. Such investments have accelerated through fiscal 2016 and at July 31, 2016, we had approximately 140 branches, 904 ATMs, and approximately 2,200 dedicated employees.

Our deployed ATMs, which are both EMV-and UEPS-compliant, provide biometric verification as well as proof of life functionality, in South Africa. We place these ATMs with our merchant partners and within our own branches, creating a new delivery channel for our products and services that did not previously exist. The ATM rollout has continued to make a positive contribution to our reported results and we have been able to expand our customer base because our ATMs accept all South African issued bank cards. We will continue to expand our ATM footprint during fiscal 2017.

In September 2015, we resumed marketing and business development activities in selected areas for the distribution of our simple, low-cost life insurance products and have sold approximately 160,000 new policies through August 7, 2016, in addition to the basic life insurance policy provided with every EPE account opened. We recruited additional and often-times specialized staff to expand our insurance activities during fiscal 2016.

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

- Remainder of this page left blank -

The graph below presents the growth of the number of EPE cards and Smart Life policies:

ZAZOO

WorldRemit

We processed our first transactions as a result of our relationship with WorldRemit during the third quarter of fiscal 2016. ZAZOO has entered into an agreement with WorldRemit, a global money transfer services provider, to enable South Africans to instantly receive international money transfers directly into their personal bank accounts. WorldRemit has developed an application, or app, that enables people to transfer money to friends and family using a smartphone, tablet or computer at any time from anywhere. ZAZOO enables WorldRemit to offer this service in South Africa by using technology developed and customized by FIHRST, an authorized systems operator and third-party processor. FIHRST’s technology streamlines the relationship between the payer and payee and ensures data integrity using sophisticated encryption routines with secure dedicated lines to South Africa’s major banks.

South Africans receive inbound remittances of more than USD 1 billion per year. According to the Remittance Prices Worldwide report published by the World Bank, the average global cost for remittances is 7.68% of the transaction value, with Sub-Saharan Africa listed as the most expensive region in the world at 9.74% . These numbers emphasize the opportunity that exists in South Africa to attract customers through the introduction of highly efficient financial technology by lowering cost and increasing accessibility.

In addition, unbanked recipients have the option of opening an EPE account. Should a recipient select to receive their funds into their EPE account, ZAZOO will enable that recipient to make use of its Mobile Virtual Card, or MVC, technology to create a virtual MasterCard to spend digitally for any online purchase in South Africa.

Oxigen Services India Pvt. Ltd, or Oxigen

ZAZOO has recently entered into an agreement with Oxigen, a payment solutions provider in India, to seamlessly integrate its MVC technology to power VIRTUALe into Oxigen Wallet in association with RBL Bank as sponsor bank and co-branding partner. The Oxigen Wallet utilizes ZAZOO’s MVC technology to power the VIRTUALe Visa Prepaid card securely and offline for card-not-present transactions, such as e-commerce or m-commerce purchases. The MVC technology runs as an application on any mobile phone, transforming it into a cashless, secure and convenient electronic payment device that eliminates the risks of theft, phishing, skimming, spoofing and other fraudulent activities. Oxigen Wallet customers are able to use the application to make any purchases or bill payments at online merchants, or send virtual gift cards to friends and family.

We launched the beta version of our MVC technology with Oxigen during January 2016 and as at August 18, 2016 we had approximately 300,000 users, and during that period had processed transaction value of INR 65 million (approximately $1.0 million translated at exchange rates prevailing as of June 30, 2016).

World Food Program

The Southern Africa Regional Office of the United Nations World Food Program, or the WFP, has awarded us a contract for 12 countries that are members of the Southern African Development Community. Under the terms of the contract, we distribute cash and food grants to hundreds of thousands of WFP beneficiaries in these countries.

Our technology makes use of the existing infrastructure in each territory and allows for the biometric verification of all beneficiaries regardless of whether or not such infrastructure is biometrically enabled. In certain situations, we utilize our patented variable PIN technology in conjunction with fingerprint or voice verification methods using any mobile phone. We do not expect that this socially responsible initiative will necessarily translate into a meaningful financial contributor for us in the short term, but we strongly believe that the exposure and credibility associated with winning and operating a project of this nature and scale will create further opportunities for us to implement the same or similar solutions in other contexts. We have finalized our deployment contract with the WFP office based in South Africa and are preparing for the first deployment of our technology in Zimbabwe.

Acquisitions

Transact24 Limited

On January 20, 2016, we acquired the remaining 56% of the issued and outstanding ordinary shares of Transact24 for $3 million in cash and through the issue of 391,645 shares of our common stock. Transact24 is a specialist Hong Kong-based payment services company and is now our wholly-owned subsidiary. We originally acquired approximately 44% of Transact24 in May 2015. Philip Meyer, the Managing Director of Transact24 and an industry veteran in the international payments and transaction processing industries, has become an executive officer of our company.

During the second half of fiscal 2016, Transact24 obtained Payment Intermediary Services Licenses (“PISL”) in Mauritius and an Authorized Electronic Money Institution License (“AEMIL”) in the United Kingdom. The PISL allows Transact24 to participate in the growing e-commerce market by offering online merchants the ability to accept various forms of electronic payment worldwide. The AEMIL license is a key part of our strategy to establish the regulatory framework we require to expand our product offerings globally, specifically virtual and plastic card issuing and will enable us to apply for membership of the large card schemes and become an issuer and acquirer in our right.

Masterpayment AG

We acquired 60% of Masterpayment in early April 2016, and the remaining 40% we did not own in early June 2016, for an aggregate of approximately $25 million in cash. Masterpayment is a specialist payment services processor based in Munich, Germany. Masterpayment provides payment and acquiring services for all major European debit and credit cards; and invoicing for online retail, digital goods and content. Masterpayment currently has a client portfolio of approximately 5,000 registered merchants.

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

As part of the April 2016 transaction, we, together with Masterpayment, entered into a long term co-operation agreement with Bank Frick, in terms of which Bank Frick will become our strategic banking partner and will provide us with the support and banking services required to deploy our products and services, including VCPay, Finetrading and money remittances in Europe. We have developed a pan-European roll-out program for Masterpayment’s working capital financing initiative and we expect to incur significant implementation costs during fiscal 2017 for the recruitment of business development and support staff and the establishment of offices.

Finbond

In March 2016, Finbond completed a rights offering in which we acquired an additional 40,733,723 shares for approximately $8.9 million. In April 2016, our representative was appointed to Finbond’s board of directors and we have determined that we are now able to exert significant influence on Finbond due to our representation on its board of directors combined with our level of shareholding. Up until this date, we had no rights to participate in the financial, operating, or governance decisions made by Finbond. We also had no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, we have concluded that we did not have significant influence over Finbond and therefore equity accounting was not appropriate up until March 31, 2016, and Finbond was carried as an available for sale asset up until that date.

Issue of shares to the IFC Investors

We received approximately $107.7 million from the IFC Investors on May 11, 2016, in connection with the issuance to them of approximately 9.98 million shares of our common stock at a subscription price of $10.79 per share. We have also entered into a policy agreement with the IFC Investors. Refer to Note 14 to our consolidated financial statements for additional detail regarding the transaction and the policy agreement.

We intend to use the proceeds of the IFC investment primarily for the expansion of our business and technological solutions in emerging markets across the globe. IFC is a member of the World Bank Group and is the largest global development institution focused on the private sector in emerging markets.

Regulatory change to merchant fees in South Korea

Korean regulators have recently introduced specific regulations governing the fees that may be charged on card transactions, as is the case in most other developed economies, that have a direct impact on card issuers in Korea. Consistent with global practices, we expect the card issuers to renegotiate their fees with VAN companies including KSNET, and if successful, such actions may have an adverse impact on KSNET’s financial performance. Transaction processors and acquirers in other international markets facing similar regulation have successfully navigated through this cycle, and we believe we are also well positioned to accommodate these changes and additionally implement initiatives that would further diversify KSNET’s existing business model.

Closure of cases by Hawks

During 2012, shortly after the award of the SASSA tender to us, certain media reports appeared in the South African press which alleged or implied that the SASSA tender process was tainted by corruption through bribes by or on behalf of our subsidiary, Cash Paymaster Service (Pty) Ltd.

In February 2013, we filed an application pursuant to Section 34 of the South African Prevention of Corrupt Activities Act in South Africa with the South African Police Service. Section 34 deals with the reporting of suspected fraud, theft, extortion and forgery. Matters reported under Section 34 are usually referred for investigation to the Serious Economic Offences Unit of the South African Police Service’s Directorate for Priority Crime Investigation, or Hawks. We filed the Section 34 application after we conducted our own internal investigation into the allegations contained in the South African press articles. We found no evidence substantiating any of the press allegations. We then filed the Section 34 application to prompt the Hawks to conduct a wider investigation into the allegations because we did not have access to the personal financial records of the alleged perpetrators. A separate but similar complaint was lodged by the Democratic Alliance, the official opposition political party in South Africa.

In November 2015, we received a written notice from the Hawks, stating that both cases were investigated and brought before two separate prosecutors for decisions. As both prosecutors declined to prosecute these matters, the Hawks have closed the investigations and regard the matters as finalized.

Dismissal of class action lawsuit in the U.S.

In September, 2015, the United States District Court for the Southern District of New York dismissed the purported securities class action litigation originally filed on December 24, 2013, against us, our Chief Executive Officer and our Chief Financial Officer.

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

The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the earnings before interest, taxation, depreciation and amortization, or EBITDA, and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units. The results of our impairment tests during fiscal 2016 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment.

Intangible Assets Acquired Through Acquisitions

The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2016 where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2016, we recorded an increase of $16.3 million to our valuation allowance, and in fiscal 2015 and 2014, respectively, we recorded a decrease of $2.6 million and $29.0 million to our valuation allowance.

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

We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognize compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $3.6 million, $3.2 million and $3.7 million for fiscal 2016, 2015 and 2014, respectively.

Equity instruments

During fiscal 2014, we recorded non-cash charges of $11.3 million associated with the issuance of equity instruments as part of the BEE transactions as these equity instruments were fully vested in that year.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts receivable related to our Financial inclusion and applied technologies and International transaction-based activities segments with respect to sales or rental of hardware, support and maintenance services provided; or sale of licenses to customers; or the provision of transaction processing services to our customers.

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

UEPS-based lending

We maintain an allowance for doubtful finance loans receivable related to our Financial inclusion and applied technologies segment with respect to UEPS-based loans provided to our customers. Our policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management’s estimate of the recoverability of finance loans receivable. We write off UEPS-based loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

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

Research and Development

Accounting standards require product development costs to be charged to expenses as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short. Accordingly, we did not capitalize any development costs during the years ended June 30, 2016, 2015 or 2014, particularly because the main part of our development is the enhancement and upgrading of existing products.

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

Recent accounting pronouncements not yet adopted as of June 30, 2016

Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2016, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2016	2015	2014
ZAR : $ average exchange rate	14.5062	11.4494	10.3798
Highest ZAR : $ rate during period	16.8231	12.5779	11.2579
Lowest ZAR : $ rate during period	12.1965	10.5128	9.6259
Rate at end of period	14.7838	12.2854	10.5887

KRW : $ average exchange rate	1,173	1,078	1,068
Highest KRW : $ rate during period	1,245	1,139	1,147
Lowest KRW : $ rate during period	1,122	1,009	1,014
Rate at end of period	1,153	1,128	1,014

Translation Exchange Rates

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2016, 2015 and 2014, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2016	2015	2014
Income and expense items: $1 = ZAR	14.3842	11.4275	10.3966
Income and expense items: $1 = KRW	1,172	1,073	1,049

Balance sheet items: $1 = ZAR	14.7838	12.2854	10.5887
Balance sheet items: $1 = KRW	1,153	1,128	1,014

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

Fiscal 2016 includes the results of Transact24 from the January 1, 2016 and Masterpayment from April 1, 2016. Fiscal 2015 results exclude MediKredit and NUETS business from July 1, 2014. Refer also to Note 3 to the consolidated financial statements.

Fiscal 2016 Compared to Fiscal 2015

The following factors had an influence on our results of operations during fiscal 2016 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against primary functional currencies: The U.S. dollar appreciated by 26% against the ZAR and 9% against the KRW during fiscal 2016, which negatively impacted our reported results;

•

Continued growth in airtime revenue and transaction fees: We continued to grow our financial inclusion services offerings during fiscal 2016, which has resulted in higher revenues and operating income, primarily from more sales of low-margin prepaid airtime and an increase in transaction fees;

•

Launch of EPE and Smart Life: During fiscal 2016 we launched our EPE and Smart Life offerings and expanded our ATM network, which contributed to an increase in revenue in ZAR, as well as an associated increase in establishment costs for our branch network;

•	Increased contribution by KSNET: Our results were positively impacted by growth in our Korean operations; and
•

Tax impact of dividends from South African subsidiary: Our income tax expense includes approximately $6.2 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary which helped reduce the impact of a weakened ZAR on our reported cash balances. The conversion of a significant portion of our ZAR cash reserves to USD negatively impacted our interest income due to the material difference between ZAR and USD deposit rates.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 3	(U.S. GAAP)
	Year ended June 30,
	2016	2015	%
	$ ’000	$ ’000	change
Revenue	590,749	625,979	(6%	)
Cost of goods sold, IT processing, servicing and support	290,101	297,856	(3%	)
Selling, general and administration	145,886	158,919	(8%	)
Depreciation and amortization	40,394	40,685	(1%	)
Operating income	114,368	128,519	(11%	)
Interest income	15,292	16,355	(6%	)
Interest expense	3,423	4,456	(23%	)
Income before income tax expense	126,237	140,418	(10%	)
Income tax expense	42,080	44,136	(5%	)
Net income before earnings from equity-accounted investments	84,157	96,282	(13%	)
Earnings from equity-accounted investments	639	452	41%
Net income	84,796	96,734	(12%	)
Less net income attributable to non-controlling interest	2,342	1,999	17%
Net income attributable to us	82,454	94,735	(13%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Year ended June 30,
	2016	2015
	ZAR	ZAR	%
	’000	’000	change
Revenue	8,497,452	7,153,375	19%
Cost of goods sold, IT processing, servicing and support	4,172,870	3,403,749	23%
Selling, general and administration	2,098,453	1,816,047	16%
Depreciation and amortization	581,036	464,928	25%
Operating income	1,645,093	1,468,651	12%
Interest income	219,963	186,897	18%
Interest expense	49,237	50,921	(3%	)
Income before income tax expense	1,815,819	1,604,627	13%
Income tax expense	605,287	504,364	20%
Net income before earnings from equity-accounted investments	1,210,532	1,100,263	10%
Earnings from equity-accounted investments	9,192	5,165	78%
Net income	1,219,724	1,105,428	10%
Less net income attributable to non-controlling interest	33,688	22,844	47%
Net income attributable to us	1,186,036	1,082,584	10%

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

In ZAR, our selling, general and administration expense increased due to a higher staff complement resulting from our EPE roll-out, as well as increases in goods and services purchased from third parties, offset by a $1.9 million fair value gain resulting from the acquisition of Transact24 and a gain of ZAR 30 million ($2.2 million) resulting from the change in accounting for Finbond due to the appointment of our representative to Finbond’s board of directors.

Our operating income margin for fiscal 2016 and 2015 was 19% and 21%, respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to the higher cost of goods sold, IT processing, servicing and support referred to above and an increase in depreciation expenses.

In ZAR, depreciation and amortization increased primarily as a result of an increase in depreciation related to more terminals used to provide transaction processing in Korea, the roll-out of EPE ATMs and an increase in acquisition-related intangible asset amortization resulting from the Transact24 and Masterpayment transactions, all partially offset by lower overall amortization of intangible assets that are now fully amortized.

In ZAR, interest on surplus cash increased to $15.3 million (ZAR 220.0 million) from $16.4 million (ZAR 186.9 million), due primarily to higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the USD cash reserves that we converted from ZAR through distributions from our South African subsidiary.

Interest expense decreased to $3.4 million (ZAR 49.2 million) from $4.5 million (ZAR 50.9 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2016 tax expense was $42.1 million (ZAR 605.3 million) compared to $44.1 million (ZAR 504.4 million) in fiscal 2015. Our effective tax rate for the fiscal 2016, was 33.3% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $6.2 million attributable to distributions from our South African subsidiary. Our effective tax rate for fiscal 2015, was 31.4% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal).

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5	In United States Dollars (U.S. GAAP)
	Year ended June 30,
	2016	% of		2015	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	212,574	36%		236,452	38%		(10%	)
International transaction processing	169,807	29%		164,554	26%		3%
Financial inclusion and applied technologies	249,403	42%		272,600	44%		(9%	)
Subtotal: Operating segments	631,784	107%		673,606	108%		(6%	)
Intersegment eliminations	(41,035)	(7%	)	(47,627)	(8%	)	(14%	)
Consolidated revenue	590,749	100%		625,979	100%		(6%	)
Operating income (loss):
South African transaction processing	51,386	45%		51,008	40%		1%
International transaction processing	23,389	20%		26,805	21%		(13%	)
Financial inclusion and applied technologies	54,999	48%		72,725	57%		(24%	)
Subtotal: Operating segments	129,774	113%		150,538	118%		(14%	)
Corporate/Eliminations	(15,406)	(13%	)	(22,019)	(18%	)	(30%	)
Consolidated operating income	114,368	100%		128,519	100%		(11%	)

Table 6	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2016			2015
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	3,057,707	36%		2,702,055	38%		13%
International transaction processing	2,442,538	29%		1,880,441	26%		30%
Financial inclusion and applied technologies	3,587,463	42%		3,115,137	44%		15%
Subtotal: Operating segments	9,087,708	107%		7,697,633	108%		18%
Intersegment eliminations	(590,256)	(7%	)	(544,258)	(8%	)	8%
Consolidated revenue	8,497,452	100%		7,153,375	100%		19%
Operating income (loss):
South African transaction processing	739,147	45%		582,894	40%		27%
International transaction processing	336,432	20%		306,314	21%		10%
Financial inclusion and applied technologies	791,117	48%		831,065	57%		(5%	)
Subtotal: Operating segments	1,866,696	113%		1,720,273	118%		9%
Corporate/Eliminations	(221,603)	(13%	)	(251,622)	(18%	)	(12%	)
Consolidated operating income	1,645,093	100%		1,468,651	100%		12%

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

Our operating income margin for fiscal 2016 and 2015 was 24% and 22%, respectively, and has increased primarily due a modest increase in the margin on transaction fees generated from cardholders using the South African National Payment System and to an increase in the number of beneficiaries paid in fiscal 2016.

International transaction-based activities

Revenue increased primarily due to higher transaction volume at KSNET during fiscal 2016 and the inclusion of the contribution from Transact24 and Masterpayment. Operating income during fiscal 2016 was lower due to an increase in depreciation expense and ongoing ZAZOO start-up costs in the United Kingdom and India, but was partially offset by an increase in revenue contribution from KSNET and a positive contribution from Transact24, Masterpayment and XeoHealth.

Operating income and operating income margin for fiscal 2015, were positively impacted by a refund of approximately $1.7 million that had been paid several years ago in connection with industry-wide litigation. Operating income margin for fiscal 2016 and 2015, was 14% and 16%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue and operating income increased primarily due to higher prepaid airtime and other value-added services sales, more ad hoc terminal and card sales and, in ZAR, an increase in inter-segment revenues, offset by lower lending service fees. Operating income for fiscal 2016, was adversely impacted by establishment costs for Smart Life and expansion of our branch network.

Operating income margin for the Financial inclusion and applied technologies segment was 22% and 27%, during fiscal 2016 and 2015, respectively, and has decreased primarily due to the sale of more low-margin prepaid airtime and establishment costs for Smart Life and expansion of our branch network.

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

In USD, our corporate expenses have decreased primarily due to the impact of the stronger USD on goods and services procured in other currencies, primarily the ZAR, lower amortization costs, lower executive cash incentive awards, the fair value gain resulting from the acquisition of Transact24 and the gain resulting from the change in accounting for Finbond, partially offset by modest increases in USD denominated goods and services purchased from third parties and directors’ fees.

- Remainder of this page left blank -

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

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 7	(U.S. GAAP)
	Year ended June 30,
	2015	2014	%
	$ ’000	$ ’000	change
Revenue	625,979	581,656	8%
Cost of goods sold, IT processing, servicing and support	297,856	260,232	14%
Selling, general and administration	158,919	168,072	(5%	)
Equity instruments issued pursuant to BEE transactions	-	11,268	nm
Depreciation and amortization	40,685	40,286	1%
Operating income	128,519	101,798	26%
Interest income	16,355	14,817	10%
Interest expense	4,456	7,473	(40%	)
Income before income taxes	140,418	109,142	29%
Income tax expense	44,136	39,379	12%
Net income before income from equity-accounted investments	96,282	69,763	38%
Income from equity-accounted investments	452	298	52%
Net income	96,734	70,061	38%
Less (add) net income (loss) attributable to non-controlling interest	1,999	(50)	nm
Net income attributable to Net1	94,735	70,111	35%

- Remainder of this page left blank -

	In South African Rand
Table 8	(U.S. GAAP)
	Year ended June 30,
	2015	2014
	ZAR	ZAR	%
	’000	’000	change
Revenue	7,153,375	6,047,244	18%
Cost of goods sold, IT processing, servicing and support	3,403,749	2,705,528	26%
Selling, general and administration	1,816,047	1,745,784	4%
Equity instruments issued pursuant to BEE transactions	-	118,740	nm
Depreciation and amortization	464,928	418,838	11%
Operating income	1,468,651	1,058,354	39%
Interest income	186,897	154,046	21%
Interest expense	50,921	77,694	(34%	)
Income before income taxes	1,604,627	1,134,706	41%
Income tax expense	504,364	409,408	23%
Net income before income from equity-accounted investments	1,100,263	725,298	52%
Income from equity-accounted investments	5,165	3,098	67%
Net income	1,105,428	728,396	52%
Less (add) net income (loss) attributable to non-controlling interest	22,844	(520)	nm
Net income attributable to Net1	1,082,584	728,916	49%

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

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9	In United States Dollars (U.S. GAAP)
	Year ended June 30,
	2015	% of		2014	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	236,452	38%		261,577	45%		(10%	)
International transaction processing	164,554	26%		152,725	26%		8%
Financial inclusion and applied technologies	272,600	44%		207,595	36%		31%
Subtotal: Operating segments	673,606	108%		621,897	107%		8%
Intersegment eliminations	(47,627)	(8%	)	(40,241)	(7%	)	18%
Consolidated revenue	625,979	100%		581,656	100%		8%
Operating income (loss):
South African transaction processing	51,008	40%		61,401	60%		(17%	)
International transaction processing	26,805	21%		21,952	22%		22%
Financial inclusion and applied technologies	72,725	57%		60,685	60%		20%
Subtotal: Operating segments	150,538	118%		144,038	142%		5%
Corporate/Eliminations	(22,019)	(18%	)	(42,240)	(42%	)	(48%	)
Consolidated operating income	128,519	100%		101,798	100%		26%

Table 10	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2015			2014
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,702,055	38%		2,719,511	45%		(1%	)
International transaction processing	1,880,441	26%		1,587,821	26%		18%
Financial inclusion and applied technologies	3,115,137	44%		2,158,282	36%		44%
Subtotal: Operating segments	7,697,633	108%		6,465,614	107%		19%
Intersegment eliminations	(544,258)	(8%	)	(418,370)	(7%	)	30%
Consolidated revenue	7,153,375	100%		6,047,244	100%		18%
Operating income (loss):
South African transaction processing	582,894	40%		638,362	60%		(9%	)
International transaction processing	306,314	21%		228,226	22%		34%
Financial inclusion and applied technologies	831,065	57%		630,918	60%		32%
Subtotal: Operating segments	1,720,273	118%		1,497,506	142%		15%
Corporate/Eliminations	(251,622)	(18%	)	(439,152)	(42%	)	(43%	)
Consolidated operating income	1,468,651	100%		1,058,354	100%		39%

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

International transaction-based activities

Revenue increased primarily due to higher transaction volume at KSNET during fiscal 2015. Operating income during fiscal 2015 was higher due to increase in revenue contribution from KSNET, but partially offset by ZAZOO start-up costs in the United Kingdom and India. Operating income and margin for fiscal 2015, was also positively impacted by a refund of approximately $1.7 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized. Operating income margin for fiscal 2015 and 2014 was 16% and 14%, respectively, and was higher in fiscal 2015 primarily due to the refund referred to above.

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

Liquidity and Capital Resources

At June 30, 2016, our cash balances were $223.6 million, which comprised U.S. dollar-denominated balances of $125.7 million, ZAR-denominated balances of ZAR 1.1 billion ($72.4 million), KRW-denominated balances of KRW 19.5 billion ($16.9 million) and other currency deposits, primarily euro, of $8.6 million. The increase in our cash balances from June 30, 2015, was primarily due to the cash received from issue of our common stock to the IFC Investors and the expansion of all of our core businesses, partially offset by the strengthening of the U.S. dollar against our primary functional currencies, repurchase of shares of our common stock, provisional tax payments, acquisitions and capital expenditures.

We currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in the U.S. and other money markets. We have invested surplus cash in South Korea in short-term investment accounts at South Korean banking institutions.

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

We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($27.1 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprises an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts.

As of June 30, 2016, we have used none of the overdraft and ZAR 131.1 million ($8.9 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to the consolidated financial statements for more information about the terms of this facility.

As of June 30, 2016, we had outstanding long-term debt of KRW 59.7 billion (approximately $51.8 million translated at exchange rates applicable as of June 30, 2016) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.61% as of June 30, 2016) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. We made a scheduled repayment of KRW 10 billion ($8.7 million) on April 29, 2016. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 30 billion plus all outstanding loans under our revolving credit facility).

On July 29, 2016, we prepaid KRW 20 billion ($17.3 million) of the Facility A loan and KRW 10 billion ($8.7 million) of our Facility C revolving credit facility; both prepayments were translated at exchange rates applicable as of June 30, 2016. Following the subsequent unscheduled debt repayments, we had outstanding long-term debt of KRW 30.0 billion (approximately $26.0 million translated at exchange rates applicable as of June 30, 2016). Refer to Note 13 to the consolidated financial statements for more information about the terms of this facility.

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

In addition, as a transaction processor, we receive cash from:

• customers on whose behalf we processes off-payroll payments that we will disburse to customer employees, payroll-related payees and other payees designated by the customer; and

• credit card companies (as well as other types of payment services) which have business relationships with merchants selling goods and services via the internet in South Korea and through Transact24 that are our customers and on whose behalf we process the transactions between various parties and settle the funds from the credit card companies to our merchant customers.

These funds do not represent cash that is available to us and we present these funds, and the associated liability, outside of our current assets and liabilities on our consolidated balance sheet. Movements in these cash balances are presented in investing activities and movements in the obligations are presented in financing activities in our consolidated statement of cash flows.

Cash flows from operating activities

In ZAR, cash flows from operating activities for fiscal 2016 increased to $116.6 million (ZAR 1.7 billion) from $135.3 million (ZAR 1.5 billion) for fiscal 2015. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the increase in cash from operating activities resulted from improved trading activity during fiscal 2016. During fiscal 2016, we paid interest of $3.3 million under our South Korean debt facility.

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

During fiscal 2016, we made a first provisional tax payment of $16.0 million (ZAR 239.9 million) and a second provisional tax payment of $13.7 million (ZAR 207.3 million) related to our 2016 tax year in South Africa. We paid dividend withholding taxes of $4.2 million (ZAR 60.0 million). We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea.

During fiscal 2015, we made a first provisional tax payment of $18.9 million (ZAR 217.2 million) and a second provisional tax payment of $16.2 million (ZAR 199.8 million) related to our 2015 tax year in South Africa. We also paid taxes totaling $7.6 million in other tax jurisdictions, primarily South Korea.

Taxes paid during fiscal 2016, 2015 and 2014 were as follows:

Table 11	Year ended June 30,
	2016	2015	2014	2016	2015	2014
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	15,956	18,910	13,292	239,939	217,241	137,773
Second provisional payments	13,733	16,234	25,004	207,329	199,779	266,573
Taxation paid related to prior years	3,436	2,408	228	46,840	26,395	2,360
Taxation refunds received	(176)	(468)	(36)	(2,402)	(5,396)	(400)
Dividend withholding taxation	4,183	737	-	60,000	8,702	-
Total South African	37,132	37,821	38,488	551,706	446,721	406,306
Foreign, primarily South Korea	4,991	7,638	3,929	74,844	86,857	41,506
Total tax paid	42,123	45,459	42,417	626,550	533,578	447,812

We expect to pay additional second provisional payments in South Africa of approximately $1.1 million (ZAR 15.9 million translated at exchange rates applicable as of June 30, 2016) related to our 2016 tax year in the first quarter of fiscal 2017.

Cash flows from investing activities

Cash used in investing activities for fiscal 2016 includes capital expenditure of $35.8 million (ZAR 514.9 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

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

We paid approximately $14.8 million and $1.7 million, respectively, net of cash received, to acquire 60% of Masterpayment and approximately 56% of Transact24’s ordinary shares. We also exercised our rights under the Finbond rights offer and paid approximately $8.9 million (ZAR 136.1 million) to acquire an additional 40,733,723 shares of common stock of Finbond.

During fiscal 2015, we paid $13.2 million for non-controlling interests in businesses based in Nigeria and Hong Kong.

Cash flows from financing activities

During fiscal 2016, we received approximately $107.7 million from the issue of 9,984,311 shares of our common stock and approximately $3.8 million from the exercise of stock options. We made scheduled Korean long-term debt repayments of approximately $8.7 million, and utilized approximately $2.1 million of our Korean borrowings to pay quarterly interest due. We also acquired 2,426,704 shares of our common stock and paid approximately $26.6 million during fiscal 2016 and the remaining $0.5 million on July 1, 2016, related to these repurchases and, in June 2016, paid approximately $11.2 million for all of the shares of Masterpayment that we did not already own.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

Capital expenditures for the years ended June 30, 2016, 2015 and 2014 were as follows:

Table 12	Year ended June 30,
	2016	2015	2014	2016	2015	2014
	$	$	$	ZAR	ZAR	ZAR
Operating Segment	’000	’000	’000	’000	’000	’000

South African transaction processing	5,101	7,008	3,425	73,374	80,084	35,608
International transaction processing	28,029	28,205	19,393	403,174	322,312	201,621
Financial inclusion and applied technologies	2,667	1,223	1,088	38,363	13,976	11,312
Consolidated total	35,797	36,436	23,906	514,911	416,372	248,541

Our capital expenditures for fiscal 2016, 2015 and 2014, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2016, of $0.1 million related mainly to computer equipment required to maintain and expand operations. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2017 will also relate to expanding our operations in South Korea and South Africa.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2016:

Table 13	Payments due by Period, as of June 30, 2016 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	57,092	11,454	45,638	-	-
Operating lease obligations	9,471	5,334	4,048	89	-
Purchase obligations	3,086	3,086	-	-	-
Capital commitments	88	88	-	-	-
Other long-term obligations (B)	2,376	-	-	-	2,376
Total	72,113	19,962	49,686	89	2,376

(A)	– Includes $51.8 million of long-term debt discussed under “—Liquidity and capital resources” and includes interest payable at the rate applicable as of June 30, 2016.
(B)	– Includes policy holder liabilities of $1.6 million related to our insurance business.
(C)

– We have excluded cross-guarantees in the aggregate amount of $8.6 million issued as of June 30, 2016, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Currency Exchange Risk

We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the U.S. dollar and the euro, on the other hand. As of June 30, 2016, and 2015, our outstanding foreign exchange contracts were as follows:

As of June 30, 2016

Fair market
Notional amount	Strike price	value price	Maturity
EUR 573,765.00	ZAR 15.9587	ZAR 16.3393	July 20, 2016
EUR 554,494.50	ZAR 16.0643	ZAR 16.4564	August 19, 2016
EUR 465,711.00	ZAR 16.1798	ZAR 16.582	September 20, 2016
EUR 393,675.00	ZAR 16.2911	ZAR 16.7017	October 20, 2016
EUR 302,368.50	ZAR 16.4085	ZAR 16.8301	November 21, 2016

As of June 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.1145	ZAR 13.6275	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.7062	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.7898	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.8683	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.9540	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 14.0397	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 14.1239	January 20, 2016

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

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our long-term South Korean debt facilities bear interest at the South Korean CD rate plus 3.10% and 2.90%, respectively. As interest rates, and specifically the South Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the South Korean CD rate, will not adversely affect our results of operations and financial condition. As of June 30, 2016, the South Korean CD rate was 1.61% .

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2016, as a result of a change in the South Korean CD rate. The effects of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South Korean CD rate as of June 30, 2016, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2016
Table 14				Estimated
annual
expected
	Annual	Hypothetical		interest charge
	expected	change in		after change in
	interest	South		South Korean
	charge	Korean CD		CD rate
	($ ’000)	rate		($ ’000)
Interest on debt facility	2,440	1%		2,958
		(1%	)	1,922

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

Equity Price and Liquidity Risk

Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 26% of the issued share capital of Finbond which are exchange-traded equity securities and from April 1, 2016, accounted for using the equity method. The fair value of these securities as of June 30, 2016, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

The market price of these securities may fluctuate for a variety of reasons, consequently, the amount we may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

Liquidity risk relates to the risk of loss that we would incur as a result of the lack of liquidity on the exchange on which these securities are listed. We may not be able to sell some or all of these securities at one time, or over an extended period of time without influencing the exchange traded price, or at all. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-58 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 of the Company and our report dated August 25, 2016, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

August 25, 2016

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer *MJ Jarvis Chief Operating Officer *GM Pinnock Audit *N Sing Risk Advisory *NB Kader Tax TP Pillay Consulting S Gwala BPaas *K Black Clients & Industries *JK Mazzocco Talent & Transformation *MJ Comber Reputation & Risk *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

ITEM 9B. OTHER INFORMATION

None.

- Remainder of this page left blank -

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2016 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2016 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2016 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2016 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2016 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report

1. Financial Statements

The following financial statements are included on pages F-1 through F-58.

2. Financial Statement Schedules

 Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008
3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009
4.1	Form of common stock certificate		S-1	4.1	June 20, 2005
10.1	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004
10.2	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004
10.3	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005
10.4	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.		S-4/A	10.8	April 21, 2004
10.5	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards		S-4/A	10.10	April 21, 2004
10.6	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited		S-1	10.18	May 26, 2005
10.7	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited		S-1/A	10.16	July 19, 2005
10.8	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited		S-1	10.19	May 26, 2005

10.9	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited	S-1/A	10.19	July 19, 2005
10.10	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited	S-1/A	10.20	July 19, 2005
10.11*	Form of Restricted Stock Agreement	10-K	10.13	August 23, 2012
10.12*	Form of Stock Option Agreement	10-K	10.14	August 23, 2012
10.13*	Form of Restricted Stock Agreement (non- employee directors)	10-K	10.15	August 23, 2012
10.14	Form of Option issued by the Company to Business Venture Investments No 1567 (Proprietary) Limited (RF)	8-K	99.2	January 26, 2012
10.15	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA	8-K	99.1	February 6, 2012
10.16	Service Level Agreement dated February 3, 2012 between CPS and SASSA	8-K	99.2	February 6, 2012
10.17	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	10-Q	10.25	May 9, 2013
10.18	KRW 85,000,000,000 Senior Facilities Agreement dated October 28, 2013, between Net 1 Applied Technologies Korea, as borrower, Hana Bank, as agent and security agent, financial institutions listed therein as original lenders and Hana Daetoo Securities Co., Ltd., as mandated lead arranger.	8-K	10.24	October 31, 2013
10.19	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.25	December 10, 2013
10.20	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.26	December 10, 2013
10.21	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013	8-K	10.27	December 19, 2013
10.22	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	10-Q	10.28	February 6, 2014
10.23	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	10-Q	10.29	February 6, 2014

10.24	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.30	March 18, 2014
10.25	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.31	March 18, 2014
10.26*	Service Agreement between KSNET, Inc. and Phil- Hyun Oh dated June 30, 2014	8-K	10.1	July 2, 2014
10.27*	Service Agreement between Net1 Applied Technologies Korea and Phil-Hyun Oh dated June 30, 2014	8-K	10.2	July 2, 2014
10.28	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd	10-Q	10.29	November 6, 2014
10.29*	Amended and Restated 2015 Stock Incentive Plan of Net 1 UEPS Technologies, Inc.	14A	A	September 25, 2015
10.30	Subscription Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.31	April 12, 2016
10.31	Policy Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.32	April 12, 2016
10.32	Form of Indemnification Agreement	X
12	Statement of Ratio of Earnings to Fixed Charges	X
14	Amended and Restated Code of Ethics	10-K	14	August 28, 2014
21	Subsidiaries of Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

__________________
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

Date: August 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Serge C.P. Belamant Serge C.P. Belamant	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	August 25, 2016

/s/ Herman Gideon Kotzé Herman Gideon Kotzé	Chief Financial Officer, Treasurer and Secretary and Director (Principal Financial and Accounting Officer)	August 25, 2016
/s/ Paul Edwards Paul Edwards	Director	August 25, 2016

/s/ Alasdair Jonathan Kemsley Pein Alasdair Jonathan Kemsley Pein	Director	August 25, 2016

/s/ Christopher Stefan Seabrooke Christopher Stefan Seabrooke	Director	August 25, 2016

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

August 25, 2016

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer *MJ Jarvis Chief Operating Officer *GM Pinnock Audit *N Sing Risk Advisory *NB Kader Tax TP Pillay Consulting S Gwala BPaas *K Black Clients & Industries *JK Mazzocco Talent & Transformation *MJ Comber Reputation & Risk *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2016 and 2015

	2016	2015
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223,644	$117,583
Pre-funded social welfare grants receivable (Note 4)	1,580	2,306
Accounts receivable, net (Note 1 and Note 5)	107,805	121,335
Finance loans receivable, net (Note 5)	37,009	40,373
Inventory (Note 6)	10,004	12,979
Deferred income taxes (Note 20)	6,956	7,298
Total current assets before settlement assets	386,998	301,874
Settlement assets (Note 2)	536,725	692,442
Total current assets	923,723	946,316
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	54,977	52,320
EQUITY-ACCOUNTED INVESTMENTS (Note 7)	25,645	14,329
GOODWILL (Note 9)	179,478	166,437
INTANGIBLE ASSETS, net (Note 9)	48,556	47,124
OTHER LONG-TERM ASSETS (Note 5, Note 7 and Note 10)	31,121	42,430
TOTAL ASSETS	1,263,500	1,316,956
LIABILITIES
CURRENT LIABILITIES
Accounts payable	14,097	21,453
Other payables (Note 11)	37,479	45,595
Current portion of long-term borrowings (Note 13)	8,675	8,863
Income taxes payable	5,235	6,287
Total current liabilities before settlement obligations	65,486	82,198
Settlement obligations (Note 2)	536,725	692,442
Total current liabilities	602,211	774,640
DEFERRED INCOME TAXES (Note 20)	12,559	10,564
LONG-TERM BORROWINGS (Note 13)	43,134	50,762
OTHER LONG-TERM LIABILITIES (Note 10)	2,376	2,205
TOTAL LIABILITIES	660,280	838,171
COMMITMENTS AND CONTINGENCIES (Note 24)
EQUITY
COMMON STOCK (Note 14)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - 2016: 55,271,954; 2015: 46,679,565	74	64
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2016: -; 2015: -	-	-
ADDITIONAL PAID-IN CAPITAL	223,978	213,896
TREASURY SHARES, AT COST: 2016: 20,483,932; 2015: 18,057,228 (Note 14)	(241,627)	(214,520)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 15)	(189,700)	(139,181)
RETAINED EARNINGS	700,322	617,868
TOTAL NET1 EQUITY	493,047	478,127
REDEEMABLE COMMON STOCK (Note 14)	107,672	-
NON-CONTROLLING INTEREST	2,501	658
TOTAL EQUITY	603,220	478,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,263,500	$1,316,956

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share data)
REVENUE (Note 16)	$590,749	$625,979	$581,656
Services rendered	514,847	536,046	518,297
Loan-based fees received	47,117	62,235	33,560
Sale of goods	28,785	27,698	29,799
EXPENSE
Cost of goods sold, IT processing, servicing and support	290,101	297,856	260,232
Selling, general and administration	145,886	158,919	168,072
Equity instruments issued pursuant to BEE transactions (Note 17)	-	-	11,268
Depreciation and amortization	40,394	40,685	40,286
OPERATING INCOME	114,368	128,519	101,798
INTEREST INCOME	15,292	16,355	14,817
INTEREST EXPENSE	3,423	4,456	7,473
INCOME BEFORE INCOME TAXES	126,237	140,418	109,142
INCOME TAX EXPENSE (Note 20)	42,080	44,136	39,379
NET INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	84,157	96,282	69,763
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	639	452	298
NET INCOME	84,796	96,734	70,061
LESS (ADD): NET INCOME (LOSS) ATTRIBUTABLE TO NON- CONTROLLING INTEREST	2,342	1,999	(50)
NET INCOME ATTRIBUTABLE TO NET1	$82,454	$94,735	$70,111
Net income per share, in United States dollars: (Note 21)
Basic earnings attributable to Net1 shareholders	1.72	2.03	1.51
Diluted earnings attributable to Net1 shareholders	1.71	2.02	1.50

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2016, 2015 and 2014

	2016	2015	2014
		(In thousands)

NET INCOME	$84,796	$96,734	$70,061

OTHER COMPREHENSIVE INCOME (LOSS):
Transfer of assets available for sale, net of tax, to comprehensive income (Note 7)	(1,732)	-	-
Net unrealized income on asset available for sale, net of tax	692	422	288
Release of foreign currency translation reserve related to sale/ liquidation of businesses (Note 19)	-	-	4,277
Movement in foreign currency translation reserve	(49,941)	(57,074)	13,730
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(50,981)	(56,652)	18,295

COMPREHENSIVE INCOME	33,815	40,082	88,356
(Less) Add comprehensive (income) loss attributable to non-controlling interest	(1,880)	(1,787)	50
COMPREHENSIVE INCOME ATTRIBUTABLETO NET1	$31,935	$38,295	$88,406

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2014 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	Interest	Total
Balance – July 1, 2013	59,047,640	$59	(13,455,090)	$(175,823)	45,592,550	$160,670	$452,618	$(100,858)	$336,666	$3,303	$339,969
Issue of common stock (Note 14)	4,400,000	4			4,400,000	25,050			25,054		25,054
Repurchase of common stock (Note 14)			(2,428,122)	(24,858)	(2,428,122)				(24,858)		(24,858)
Restricted stock granted (Note 18)	187,963				187,963				-		-
Exercise of stock option (Note 18)	26,667	-			26,667	198			198		198
Equity instruments charge (Note 17)						11,268			11,268		11,268
Stock-based compensation charge (Note 18)						3,724			3,724		3,724
Reversal of stock-based compensation charge (Note 18)	(7,171)				(7,171)	(6)			(6)		(6)
Income tax benefit from vested stock awards						5			5		5
Acquisition of KSNET non-controlling interest (Note 14)						1,492		(178)	1,314	(3,276)	(1,962)
Issue of shares pursuant to fiscal 2013 N1MS acquisition	47,412				47,412				-		-
Net income							70,111		70,111	(50)	70,061
Other comprehensive income								18,295	18,295	-	18,295
Balance – June 30, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$(23)	$441,748

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2015 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Redeemable	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	common	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	stock	Interest	Total
Balance – July 1, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$-	$(23)	$441,748
Repurchase of common stock (Note 14)			(1,837,432)	(9,151)	(1,837,432)				(9,151)			(9,151)
Restricted stock granted (Note 18)	213,237				213,237				-			-
Exercise of stock option (Note 18)	773,633	1	(336,584)	(4,688)	437,049	6,732			2,045			2,045
Stock-based compensation charge (Note 18)						3,195			3,195			3,195
Income tax benefit from vested stock awards						483			483			483
Transactions with non-controlling interest (Note 14)						1,085	404		1,489		(82)	1,407
Dividends paid to non-controlling interest									-		(1,024)	(1,024)
Issue of shares pursuant to fiscal 2013 N1MS acquisition	47,412				47,412				-
Net income							94,735		94,735		1,999	96,734
Other comprehensive income								(56,440)	(56,440)		(212)	(56,652)
Balance – June 30, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$-	$658	$478,785

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2016 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Redeemable	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	common	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	stock	Interest	Total
Balance – July 1, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$-	$658	$478,785
Issue of common stock that is redeemable for cash or other assets (Note 14)	9,984,311	10			9,984,311				10	107,672		107,682
Repurchase of common stock (Note 14)			(2,426,704)	(27,107)	(2,426,704)				(27,107)			(27,107)
Restricted stock granted (Note 18)	319,492				319,492				-			-
Exercise of stock option (Note 18)	323,645				323,645	3,762			3,762			3,762
Stock-based compensation charge (Note 18)						3,598			3,598			3,598
Income tax benefit from vested stock awards						67			67			67
Acquisition of non-controlling interest (Note 3 and Note 14)						(1,308)			(1,308)		(37)	(1,345)
Transact24 acquisition (Note 3)	391,645				391,645	3,963			3,963			3,963
Net income							82,454		82,454		2,342	84,796
Other comprehensive income								(50,519)	(50,519)		(462)	(50,981)
Balance – June 30, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$107,672	$2,501	$603,220

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$84,796	$96,734	$70,061
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	40,394	40,685	40,286
Earnings from equity-accounted investments	(639)	(452)	(298)
Fair value adjustment	519	248	(55)
Interest payable	1,829	1,283	2,100
Facility fee amortized	138	208	738
Gain on release from accumulated other comprehensive income (Note 7)	(2,176)	-	-
Gain on fair value of Transact24 (Note 3)	(1,909)	-	-
Profit on disposal of property, plant and equipment	(286)	(296)	(434)
Loss on deconsolidation of subsidiaries and business (Note 19)	-	-	55
Stock compensation charge, net of forfeitures (Note 18)	3,598	3,195	3,718
Fair value of BEE equity instruments granted (Note 17)	-	-	11,268
(Increase) Decrease in accounts and finance loans receivable, and pre-funded grants receivable	(3,401)	1,399	(101,447)
Decrease (Increase) in inventory	1,001	(3,846)	780
(Decrease) Increase in accounts payable and other payables	(7,840)	(850)	12,671
Increase in taxes payable	763	606	5,523
Decrease in deferred taxes	(235)	(3,656)	(7,821)
NET CASH PROVIDED BY OPERATING ACTIVITIES	116,552	135,258	37,145
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(35,797)	(36,436)	(23,906)
Proceeds from disposal of property, plant and equipment	1,349	857	2,990
Acquisitions, net of cash acquired (Note 3)	(15,767)	-	-
Acquisition of available for sale securities (Note 7)	(8,900)	-	-
(Acquisition of equity of)/ Capital reduction/ repayment of loan by
equity-accounted investment	-	(13,200)	539
Proceeds from sale of business (Note 19)	-	1,895	186
Net cash outflow from sale of MediKredit (Note 19)	-	-	(669)
Other investing activities, net	(5)	(29)	570
Net change in settlement assets (Note 2)	53,364	(33,870)	11,053
NET CASH USED IN INVESTING ACTIVITIES	(5,756)	(80,783)	(9,237)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock (Note 14 and Note 18)	111,444	2,045	198
Acquisition of treasury stock (Note 14)	(26,637)	(9,151)	-
Acquisition of interests in non-controlling interests (Note 14)	(11,189)	-	(1,968)
Repayment of long-term borrowings (Note 13)	(8,716)	(14,128)	(87,008)
Long-term borrowings obtained (Note 13)	2,107	3,765	73,677
Sale of equity to non-controlling interest (Note 14)	-	1,407	-
Dividends paid to non-controlling interest	-	(1,024)	-
Payment of facility fee (Note 13)	-	-	(872)
Proceeds from bank overdraft	-	-	24,580
Repayment of bank overdraft	-	-	(23,335)
Net change in settlement obligations (Note 2)	(53,364)	33,870	(11,053)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	13,645	16,784	(25,781)
Effect of exchange rate changes on cash	(18,380)	(12,348)	2,880
NET INCREASE IN CASH AND CASH EQUIVALENTS	106,061	58,911	5,007
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	117,583	58,672	53,665
CASH AND CASH EQUIVALENTS AT END OF YEAR	$223,644	$117,583	$58,672

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Net 1 UEPS Technologies, Inc. (“Net1” and collectively with its consolidated subsidiaries, the “Company”) was incorporated in the State of Florida on May 8, 1997. The Company provides payment solutions and transaction processing services across a wide range of industries and in various geographies. It has developed and markets a smart-card based alternative payment system for the unbanked and underbanked populations of developing economies. Its universal electronic payment system (“UEPS”) uses biometrically secure smart cards that operate in real-time but offline, which allows users to enter into transactions at any time with other card holders in even the most remote areas. The Company also develops and provides secure transaction technology solutions and services, and offers transaction processing, financial and on-line real-time healthcare management solutions in the United States. The Company’s technology is widely used in South Africa today, where it distributes pension and welfare payments to recipient cardholders in South Africa, provides financial services, processes debit and credit card payment transactions on behalf of retailers through its EasyPay system, processes value-added services such as bill payments and prepaid electricity for the major bill issuers and local councils in South Africa, processes third-party and associated payroll payments for employees and provides mobile telephone top-up transactions for the major South African mobile carriers. Through KSNET, the Company offers card processing, payment gateway (“PG”) and banking value-added network services (“VAN”) in South Korea. The Company has expanded its card issuing and acquiring capabilities through the acquisition of Transact24 in Hong Kong. The Company’s Masterpayment subsidiary in Germany provides value added payment services to online retailers across Europe.

Basis of presentation

The accompanying consolidated financial statements include subsidiaries over which Net1 exercises control and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). During the year ended June 30, 2016, the Company identified a balance sheet misclassification between current assets and long-term assets. The Company has restated these amounts in its consolidated balance sheet as of June 30, 2015, and has decreased its accounts receivable, net of allowances, and increased its other long-term assets by approximately $27.4 million. This restatement has no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements of entities which are controlled by Net1, referred to as subsidiaries, are consolidated. Inter-company accounts and transactions are eliminated upon consolidation.

The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2016, 2015 and 2014.

Business combinations

The Company accounts for its business acquisitions under the acquisition method of accounting. The total value of the consideration paid for acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair values. The Company uses a number of valuation methods to determine the fair value of assets and liabilities acquired, including discounted cash flows, external market values, valuations on recent transactions or a combination thereof, and believes that it uses the most appropriate measure or a combination of measures to value each asset or liability.

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
for the years ended June 30, 2016, 2015 and 2014
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

Cumulative translation adjustment are released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

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

Equity-accounted investments

The Company uses the equity method to account for investments in companies when it has significant influence but not control over the operations of the equity-accounted company. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted company’s net income or loss. In addition, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee is added to the current basis of the Company’s previously held interest and the equity method would be applied subsequently from the date on which the Company obtains the ability to exercise significant influence over the investee. Any unrealized holding gains or losses in accumulated other comprehensive income related to an available for sale security that becomes eligible for the equity method are recognized in earnings as of the date on which the investment qualifies for the equity method. The Company does not recognize cumulative losses in excess of its investment or loans in an equity-accounted investment except if it has an obligation to provide additional financial support. Dividends received from an equity-accounted investment reduce the carrying value of the Company’s investment.

Leasehold improvement costs

Costs incurred in the adaptation of leased properties to serve the requirements of the Company are capitalized and amortized over the shorter of the estimated useful life of the asset and the remaining term of the lease.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

Property, plant and equipment

Property, plant and equipment are shown at cost less accumulated depreciation. Property, plant and equipment are depreciated on the straight-line basis at rates which are estimated to amortize the assets to their anticipated residual values over their useful lives. Within the following asset classifications, the expected economic lives are approximately:

Computer equipment	3 to 8 years
Office equipment	2 to 10 years
Vehicles	3 to 8 years
Furniture and fittings	3 to 10 years
Buildings and structures	8 to 30 years
Plant and equipment	5 to 10 years

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
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Policy reserves and liabilities

Reserves for future policy benefits and claims payable

The Company determines its reserves for future policy benefits under its life insurance products using a model which estimates claims incurred that have not been reported at the balance sheet date. This model includes best estimate assumptions of experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The best estimate assumptions include those assumptions related to mortality, morbidity and claim reporting delays, and the main assumptions used to calculate the reserve for future policy benefits include (i) mortality and morbidity assumptions reflecting the company’s most recent experience and (ii) claim reporting delays reflecting Company specific and industry experience. The values of matured guaranteed endowments were increased by late payment interest (net of the asset management fee and allowance for tax on investment income).

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

Redeemable common stock

Common stock that is redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of Company is presented outside of total Net1 equity (i.e. permanent equity). Redeemable common stock is initially recognized at issuance date fair value and the Company does not adjust the issuance date fair value if redemption is not probable. The Company re-measures the redeemable common stock to the maximum redemption amount at the balance sheet date once redemption is probable. Reduction in the carrying amount of the redeemable common stock is only appropriate to the extent that the Company has previously recorded increases in the carrying amount of the redeemable equity instrument as the redeemable common stock may be not be carried at an amount that is less the initial amount reported outside of permanent equity.

Redeemable common stock is reclassified as permanent equity when presentation outside permanent equity is no longer required (if, for example, a redemption feature lapses, or there is a modification of the terms of the instrument). The existing carrying amount of the redeemable common stock is reclassified to permanent equity at the date of the event that caused the reclassification and prior period consolidated financial statements are not adjusted.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

Fees

Pension and welfare and South African participating merchants

The Company provides a welfare benefit distribution service to the South African Social Security Agency (“SASSA”). Fee income received for these services is recognized in the statement of operations when distributions have been made to the recipient cardholders.

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

Fees related to management of card issuance programs and utilization of ATMs

The Company manages card issuance programs and owns ATMs in South Africa from which it generates fee revenue. Fee revenue generated from card issuance programs includes interchange and other miscellaneous fees, which are recorded when cardholder transact at either a POS or an ATM. Fee revenue generated from utilization of ATMs includes cash withdrawal, balance enquiry, insufficient funds and other miscellaneous ATM fees which are recorded when an ATM user performs a transaction at an ATM.

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
for the years ended June 30, 2016, 2015 and 2014
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

Microlending service fee

The Company provides short-term loans to customers in South Africa and charges and recognizes monthly service fee revenue under the contractual terms of the loan. The monthly service fee amount is fixed upon initiation and does not change over the term of the loan.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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
for the years ended June 30, 2016, 2015 and 2014
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

Research and development expenditure

Research and development expenditure is charged to net income in the period in which it is incurred. During the years ended June 30, 2016, 2015 and 2014, the Company incurred research and development expenditures of $2.3 million, $2.4 million and $2.2 million, respectively.

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

The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2016, 2015 and 2014, using the enacted statutory tax rate in South Africa of 28%.

As of June 30, 2016, the Company intends to permanently reinvest its non-U.S. undistributed earnings of $414.2 million in those non-U.S. jurisdictions. Accordingly, the Company has not recognized a deferred tax liability related to future distributions of these undistributed earnings. It is not practicable for the Company to estimate the amount of unrecognized deferred tax liability because of the complexities of the calculations involved. The Company will be required to record a tax charge if it is no longer able to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

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
for the years ended June 30, 2016, 2015 and 2014
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

During fiscal 2016, and in prior financial years, certain bank accounts, cash in transit and funds in preparation for immediate access by grant beneficiaries, as well as the corresponding obligation to grant beneficiaries, were not included in settlement assets and obligations, primarily due to the reservation of ownership clause in the Company’s agreement with SASSA and the assumption of total risk over the cash by the cash transfer service providers. In the course of the annual consideration of the Company’s accounting practices and in the context of the increased and more diversified payment delivery channels arising from the Company’s ATM and point of sale roll out, the Company has decided that its presentation would be enhanced by including these gross amounts in settlement assets and obligations. The Company has accordingly restated its balance sheet as of June 30, 2015, to record an increase in settlement assets and obligations of $30.5 million. The Company has also restated its consolidated statement of cash flows, and accordingly, it has increased its cash flows used in investing activities and increased its cash flows provided by financing activities by $21.3 million, respectively, during the year ended June 30, 2015, and decreased its cash flows used in investing activities and decreased its cash flows used in financing activities by $12.4 million, respectively, during the year ended June 30, 2014, all balances translated at the average rate applicable during the year ended June 30, 2015 and 2014, respectively. The inclusion of these accounts did not impact on cash and cash equivalents reported nor did it impact on the Company’s current assets before settlement assets and current liabilities before settlement obligations.

Recent accounting pronouncements adopted

In March 2016, the FASB issued guidance regarding Investments — Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The guidance simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The guidance further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available for sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. Early adoption is permitted. The guidance is effective for the Company beginning July 1, 2017, however the Company has early adopted the guidance, effective April 1, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent accounting pronouncements not yet adopted as of June 30, 2016

In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

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
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted as of June 30, 2016 (continued)

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

In June 2016, the FASB issued guidance regarding Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, a entity is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company beginning July 1, 2020. Early adoption is permitted beginning July 1, 2019. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS

The cash paid, net of cash received related to the Company’s various acquisitions during the years ended June 30, 2016, 2015 and 2014 are summarized in the table below:

	2016	2015	2014
Transact24 Limited (“Transact24”)	$1,666	$-	$-
Masterpayment AG (“Masterpayment”)	14,101	-	-
Total cash paid, net of cash received	$15,767	$-	$-

2016 acquisitions

Transact24 Limited

On January 20, 2016, the Company acquired the remaining 56% of the issued and outstanding ordinary shares of Transact24 for $3.0 million in cash and through the issue of 391,645 shares of the Company’s common stock with an aggregate issue date fair value of approximately $4.0 million. Transact24 is a specialist Hong Kong-based payment services company and is now a wholly-owned subsidiary. The Company acquired approximately 44% of Transact24 in May 2015. Philip Meyer, Managing Director of Transact24 and an industry veteran in the international payments and transaction processing industries, has become an executive officer of the Company.

The Company elected to settle part of the purchase price in shares in order to appropriately align the T24 management team with the Company and its global strategy. The parties have agreed that 50% of the Company’s shares issued in the transaction are contractually restricted as to resale until after June 30, 2016, and the remaining 50% of the shares are so restricted until after June 30, 2017.

Masterpayment AG

In April 2016, the Company acquired a 60% interest in Masterpayment AG (“Masterpayment”), a specialist payment services processor based in Munich, Germany for approximately $9.4 million and paid a contractually agreed EBITDA earn-out of $5.4 million in June 2016, for a total purchase consideration of $14.8 million. Masterpayment provides payment and acquiring services for all major European debit and credit cards; and invoicing for online retail, digital goods and content. Masterpayment currently has a client portfolio of approximately 5,000 registered merchants.

The final purchase price allocation of Transact24 and Masterpayment acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	Transact24	Masterpayment	Total
Cash and cash equivalents	$1,334	$665	$1,999
Accounts receivable	2,019	765	2,784
Property, plant and equipment, net	154	18	172
Deferred tax assets	1,070	-	1,070
Intangible assets (Note 9)	4,974	9,428	14,402
Goodwill (Note 9)	6,024	17,084	23,108
Accounts payables and other payables	(1,898)	(1,114)	(3,012)
Deferred tax liabilities	(1,243)	(2,236)	(3,479)
Fair value of assets and liabilities on acquisition	12,434	24,610	37,044
Less: fair value of equity-accounted investment, comprising:	(5,471)	-	(5,471)
Less: gain on re-measurement of previously held interest	(1,908)	-	(1,908)
Less: carrying value at the acquisition date	(3,563)	-	(3,563)
Less: fair value attributable to controlling interests on acquisition date .	-	(9,844)	(9,844)
Total purchase price	$6,963	14,766	$21,729
Add: carrying value of non-controlling interests acquired		9,867
Add: adjustment to Net1 equity (Note 14)		1,322
Cash paid for non-controlling interest (Note 14)		11,189
Total consideration paid for Masterpayment		$25,955

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS

2016 acquisitions (continued)

Pro forma results of operations have not been presented because the effect of the Transact24 and Masterpayment acquisitions, individually and in the aggregate, were not material to the Company. During the year ended June 30, 2016, the Company incurred acquisition-related expenditure of $0.2 million related to these acquisitions. Since the closing of the Transact24 acquisition, it has contributed revenue and net income of $3.8 million and $0.03 million, respectively, for the year ended June 30, 2016. Since the closing of the Masterpayment acquisition, it has contributed revenue and net loss, after acquired intangible asset amortization, net of taxation, non-controlling interest, of $2.4 million and $0.04 million, respectively, for the year ended June 30, 2016.

2015 acquisitions

None.

2014 acquisitions

None.

4.	PRE-FUNDED SOCIAL WELFARE GRANTS RECEIVABLE

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2016 payment service commenced on July 1, 2016, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2016. The July 2015 payment service commenced on July 1, 2015, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2015.

5.	ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net

Accounts receivable, net

	2016	2015(1)
Accounts receivable, trade, net	$57,563	$67,399
Accounts receivable, trade, gross	59,232	69,355
Allowance for doubtful accounts receivable, end of year	1,669	1,956
Beginning of year	1,956	1,313
Reversed to statement of operations	(68)	(61)
Charged to statement of operations	388	1,580
Utilized	(361)	(654)
Foreign currency adjustment	(246)	(222)
Current portion of payments to agents in South Korea amortized over the contract period	26,572	25,998
Payments to agents in South Korea amortized over the contract period	52,469	53,431
Less: Payments to agents in South Korea amortized over the contract period included in other long-term assets (Note 1)	25,897	27,433
Other receivables	23,670	27,938
Total accounts receivable, net	$107,805	$121,335

(1) – Receivables from the sale of prepaid products of $18,448 as of June 30, 2015, have been reclassified from Other receivables to Accounts receivable, trade, gross.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.	ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net (continued)

Accounts receivable, net (continued)

Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due from customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. During the years ended June 30, 2016 and 2014, the Company recorded a bad debt expense of $1.2 million and $0.6 million, respectively. The Company did not record a bad debt expense during the year ended June 30, 2015.

Finance loans receivable, net

	2016	2015
Finance loans receivable, gross	$41,503	$44,600
Allowance for doubtful finance loans receivable, end of year	4,494	4,227
Beginning of year	4,227	3,083
Charged to statement of operations	2,113	3,392
Utilized	(1,105)	(1,705)
Foreign currency adjustment	(741)	(543)
Total finance loans receivable, net	$37,009	$40,373

The Company did not expense any unrecoverable finance loans receivable during the year ended June 30, 2016, 2015 and 2014, respectively, because these loans were written off directly against the allowance for doubtful finance loans receivable.

6.	INVENTORY

The Company’s inventory as of June 30, 2016 and 2015, is presented in the table below:

	2016	2015

Finished goods	$10,004	$12,979
	$10,004	$12,979

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
for the years ended June 30, 2016, 2015 and 2014
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
for the years ended June 30, 2016, 2015 and 2014
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

Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”)

During the year ended June 30, 2016, the Company determined that it was able to exert significant influence on Finbond due to its representation on the board of directors (from April 2016) and the level of its shareholding. Accordingly, the Company has recognized its investment in Finbond using the equity method from April 1, 2016. Up until this date, the Company had no rights to participate in the financial, operating, or governance decisions made by Finbond. The Company also had no participation on Finbond’s board of directors whether through contractual agreement or otherwise. Consequently, the Company had concluded that it did not have significant influence over Finbond and therefore equity accounting was not appropriate up until March 31, 2016, and Finbond was carried as an available for sale asset up until that date. The Company’s ownership interest in Finbond as of June 30, 2016, was approximately 26% (representing 197,522,435 shares of common stock). In March 2016, Finbond completed a rights offering in which the Company acquired an additional 40,733,723 shares for approximately $8.9 million.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Finbond Group Limited (“Finbond”) (continued)

The Company’s Level 3 asset as of June 30, 2015, represented an investment of 156,788,712 shares of common stock of Finbond, which are exchange-traded equity securities. Finbond’s shares are traded on the Johannesburg Stock Exchange (“JSE”) and the Company has designated such shares as available for sale investments. The Company had concluded that the market for Finbond shares was not active and consequently had employed alternative valuation techniques in order to determine the fair value of such stock. Finbond issues financial products and services under a mutual banking licence and also has a microlending offering. In determining the fair value of Finbond, the Company considered amongst other things Finbond’s historical financial information (including its most recent public accounts), press releases issued by Finbond and its published net asset value. The Company believed that the best indicator of fair value of Finbond is its published net asset value and used this value to determine the fair value.

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

The Company’s outstanding foreign exchange contracts are as follows:

As of June 30, 2016

Fair market
Notional amount	Strike price	value price	Maturity
EUR 573,765.00	ZAR 15.9587	ZAR 16.3393	July 20, 2016
EUR 554,494.50	ZAR 16.0643	ZAR 16.4564	August 19, 2016
EUR 465,711.00	ZAR 16.1798	ZAR 16.582	September 20, 2016
EUR 393,675.00	ZAR 16.2911	ZAR 16.7017	October 20, 2016
EUR 302,368.50	ZAR 16.4085	ZAR 16.8301	November 21, 2016

As of June 30, 2015

Fair market
Notional amount	Strike price	value price	Maturity
EUR 526,263.00	ZAR 15.1145	ZAR 13.6275	July 20, 2015
EUR 526,263.00	ZAR 15.2025	ZAR 13.7062	August 20, 2015
EUR 526,263.00	ZAR 15.2944	ZAR 13.7898	September 21, 2015
EUR 526,263.00	ZAR 15.3809	ZAR 13.8683	October 20, 2015
EUR 509,516.00	ZAR 15.4728	ZAR 13.9540	November 20, 2015
EUR 529,865.00	ZAR 15.5654	ZAR 14.0397	December 21, 2015
EUR 526,663.00	ZAR 15.6625	ZAR 14.1239	January 20, 2016

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2016, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$533	$-	$-	$533
Foreign exchange contracts	-	62	-	62
Other	-	37	-	37
Total assets at fair value	$533	$99	$-	$632

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

Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the years ended June 30, 2016 and 2015, respectively. During the year ended June 30, 2016, the Company determined that it was able to exert significant influence on Finbond and transferred the carrying value as of April 1, 2016, to equity-accounted investments. There have been no transfers in or out of Level 3 during the years ended June 30, 2015.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

Assets and liabilities measured at fair value on a nonrecurring basis

The Company measures its assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The Company has no liabilities that are measured at fair value on a nonrecurring basis. The Company reviews the carrying values of its assets when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s assets are determined using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the assets exceeds its fair value and the excess is determined to be other-than-temporary. The Company has not recorded any impairment charges during the reporting periods presented herein. The Company owns 25% of One Credit Limited and has provided it a credit facility of up to $10 million in the form of convertible debt, none of which had been utilized as of June 30, 2016 and 2015, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT, net

Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2016 and 2015:

	2016	2015
Cost:
Land	$851	$869
Building and structures	467	477
Computer equipment	130,998	121,033
Furniture and office equipment	7,262	6,295
Motor vehicles	15,368	17,660
Plant and equipment	-	-
	154,946	146,334
Accumulated depreciation:
Land	-	-
Building and structures	151	134
Computer equipment	81,423	75,681
Furniture and office equipment	5,048	4,901
Motor vehicles	13,347	13,298
Plant and equipment	-	-
	99,969	94,014
Carrying amount:
Land	851	869
Building and structures	316	343
Computer equipment	49,575	45,352
Furniture and office equipment	2,214	1,394
Motor vehicles	2,021	4,362
Plant and equipment	-	-
	$54,977	$52,320

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	GOODWILL AND INTANGIBLE ASSETS, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2016, 2015 and 2014:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of July 1, 2013	$218,558	$(42,752)	$175,806
Loss on liquidation of Net1 Universal Electronic Technologies (Austria) GmbH and associated entities (“Net1 UTA”) (Note 19)	(44,445)	44,445	-
Foreign currency adjustment(1)	12,463	(1,693)	10,770
Balance as of June 30, 2014	186,576	-	186,576
Foreign currency adjustment(1)	(20,139)	-	(20,139)
Balance as of June 30, 2015	166,437	-	166,437
Acquisition of Transact24 (Note 3)	6,024	-	6,024
Acquisition of Masterpayment (Note 3)	17,084	-	17,084
Foreign currency adjustment(1)	(10,067)	-	(10,067)
Balance as of June 30, 2016	$179,478	$-	$179,478

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

Goodwill associated with the acquisition of Transact24 and Masterpayment represents the excess of cost over the fair value of acquired net assets. The Transact24 and Masterpayment goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets. Transact24 and Masterpayment have both been allocated to the Company’s International transaction processing operating segment.

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as of June 30 of each year. The results of our impairment tests during the year ended June 30, 2016 and 2015, indicated that the fair value of the Company’s reporting units exceeded their carrying values and therefore the Company’s reporting units were not at risk of potential impairment.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2014	$28,517	$128,427	$29,632	$186,576
Foreign currency adjustment(1)	(3,938)	(12,908)	(3,293)	(20,139)
Balance as of June 30, 2015	24,579	115,519	26,339	166,437
Acquisition of Transact24 (Note 3)	-	6,024	-	6,024
Acquisition of Masterpayment (Note 3)	-	17,084	-	17,084
Foreign currency adjustment(1)	(4,154)	(2,442)	(3,471)	(10,067)
Balance as of June 30, 2016	$20,425	$136,185	$22,868	$179,478

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	GOODWILL AND INTANGIBLE ASSETS, net (continued)

Intangible assets, net

Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value as	Average
	of acquisition	Amortization
	date	period (in years)
Finite-lived intangible asset:
Transact24 customer relationships	$3,749	5
Masterpayment customer relationships	6,595	5
Transact24 software and unpatented technology	1,225	3
Masterpayment software and unpatented technology	1,765	3
Masterpayment trademarks	$1,068	5

The Company recognized a deferred tax liability of approximately $3.5 million related to the acquisition of the Transact24 and Masterpayment intangible assets during the year ended June 30, 2016.

The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. No intangible assets have been impaired during the years ended June 30, 2016, 2015 and 2014, respectively.

Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2016 and 2015:

	As of June 30, 2016			As of June 30, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships(1)	94,529	$(51,557)	$42,972	$88,109	$(45,312)	$42,797
Software and unpatented technology(1)	31,452	(28,791)	2,661	29,964	(28,323)	1,641
FTS patent	2,592	(2,592)	-	3,119	(3,119)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks(1)	6,685	(3,762)	2,923	6,094	(3,408)	2,686
Total finite-lived intangible assets .	$139,764	$(91,208)	$48,556	$131,792	$(84,668)	$47,124

(1) Includes the trademarks acquired in the Masterpayment acquisition as well as the customer relationships and software and unpatented technology acquired as part of the Transact24 and Masterpayment acquisition in January 2016 and April 2016, respectively.

Amortization expense charged for the years to June 30, 2016, 2015 and 2014 was $11.2 million, $19.4 million, and $16.6 million, respectively.

Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2016, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2017	$11,919
2018	11,305
2019	10,686
2020	9,986
2021	4,315
Thereafter	$345

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the years ended June 30, 2016 and 2015:

		Investment
	Assets(1)	contracts(2)
Balances acquired on July 1, 2014	$688	$(688)
Foreign currency adjustment(3)	(95)	95
Balance as of June 30, 2015	$593	$(593)
Increase in policy holder benefits under investment contracts	35	(35)
Foreign currency adjustment(3)	(100)	100
Balance as of June 30, 2016	$528	$(528)

(1) Included in other long-term assets;
(2) Included in other long-term liabilities;
(3) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the years ended June 30, 2016 and 2015:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balances acquired on July 1, 2014	$21,062	$(21,478)
Claims and policyholders’ benefits under insurance contracts	30	(55)
Transfer to reinsurer(3)	(18,000)	18,000
Foreign currency adjustment(4)	(2,909)	2,966
Balance as of June 30, 2015	183	(567)
Increase in policy holder benefits under insurance contracts	463	(1,408)
Claims and policyholders’ benefits under insurance contracts	(444)	801
Foreign currency adjustment(4)	(31)	96
Balance as of June 30, 2016	$171	$(1,078)

(1) Included in other long-term assets;
(2) Included in other long-term liabilities;
(3) Smart Life has agreed to transfer certain fully reinsured policies to the reinsurer pursuant to conditions imposed by the South African Financial Service Board to uplift the suspension of its life insurance license.
(4) The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company has agreements with reinsurance companies in order to limit its losses from large insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.	OTHER PAYABLES

Summarized below is the breakdown of other payables as of June 30, 2016 and 2015:

	2016	2015

Accruals	$12,588	$14,484
Provisions	10,461	17,015
Other	7,981	9,361
Value-added tax payable	5,022	3,327
Payroll-related payables	992	1,008
Participating merchants settlement obligation	435	400
	$37,479	$45,595

12.	SHORT-TERM FACILITIES

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited is up to ZAR 400 million ($27.1 million) and consists of (i) a primary amount of up to ZAR 200 million ($13.5 million), which is immediately available, and (ii) a secondary amount of up to ZAR 200 million($13.5 million), which is not immediately available (all amounts denominated in ZAR and translated at exchange rates applicable as of June 30, 2016). The primary amount comprises an overdraft facility of up to ZAR 50 million ($3.4 million) and indirect and derivative facilities of up to ZAR 150 million ($10.1 million), which include letters of guarantee, letters of credit and forward exchange contracts (all amounts denominated in ZAR and translated at exchange rates applicable as of June 30, 2016). As of June 30, 2016, the interest rate on the overdraft facility was 9.35% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a wholly owned South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.	SHORT-TERM FACILITIES (continued)

South Africa (continued)

As of each of June 30, 2016 and 2015, respectively, the Company had not utilized any of its overdraft facility. As of June 30, 2016, the Company had utilized approximately ZAR 131.1 million ($8.9 million, translated at exchange rates applicable as of June 30, 2016) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 24). As of June 30, 2015, the Company had utilized approximately ZAR 139.6 million ($11.4 million, translated at exchange rates applicable as of June 30, 2015) of its ZAR 150 million indirect and derivative facilities.

South Korea

The Company obtained a one year KRW 10 billion short-term overdraft facility from Hana Bank, a South Korean bank, in January 2014. The facility expires annually and was again renewed in January 2016 for one more year and now expires in January 2017. As of June 30, 2016, the interest rate on the overdraft facility was 3.31% . The Company has ceded the warehouse it owns in South Korea as security for its repayment obligations under the facility. As of each of June 30, 2016 and 2015, respectively, the Company had not utilized any of its KRW 10.0 billion ($8.7 million, translated at exchange rates applicable as of June 30, 2016) overdraft facility.

13.	LONG-TERM BORROWINGS

In October 2013, the Company refinanced its long-term South Korean credit facility and signed a new five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of South Korean banks. The Facilities Agreement provides for three separate facilities to the Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”): a Facility A loan of up to KRW 60.0 billion ($52.0 million), a Facility B loan of up to KRW 15 billion ($13.0 million) and a Facility C revolving credit facility of up to KRW 10.0 billion ($8.7 million) (all facilities denominated in KRW and translated at exchange rates applicable as of June 30, 2016).

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

The Company drew approximately KRW 2.5 billion ($2.1 million) and KRW 4.0 billion ($3.8 million) during the year ended June 30, 2016 and 2015, respectively, to pay interest due under the Facilities Agreement. The carrying value as of June 30, 2016, was $51.8 million. As of June 30, 2016, the carrying amount of the long-term borrowings approximated its fair value.

Interest on the loans and revolving credit facility is payable quarterly and is based on the South Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility; and a margin of 2.90% for the Facility B loan. The CD rate was 1.61% on June 30, 2016, and therefore the interest rate in effect as of June 30, 2016, for the Facility A loan and Facility C revolving credit facility was 4.71% . A commitment fee of 0.3% is payable on any un-drawn and un-cancelled amount of the revolving credit facility.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.	LONG-TERM BORROWINGS (continued)

The Company paid facilities fees of approximately KRW 0.9 billion ($0.9 million) on October 29, 2013, and amortized approximately $0.1 million, $0.2 million and $0.3 million of these fees during the years ended June 30, 2016, 2015 and 2014, respectively. The Company has expensed the remaining prepaid facility fees related to the Company’s refinanced South Korean credit facility of approximately $0.4 million during the year ended June 30, 2014. Total interest expense related to the new and refinanced facilities during the year ended June 30, 2016, 2015 and 2014, was $2.6 million, $3.6 million and $4.8 million, respectively.

The Facility A loan is repayable in three scheduled annual installments of KRW 10 billion, and the first scheduled payment of $8.7 million was made on April 29, 2016, and the second and third payment are due in April 2017 and 2018, with a final installment of KRW 30 billion due at the maturity date (October 29, 2018). The Facility B loan was repaid in full on October 29, 2014. The Facility C revolving credit facility is repayable in full on the maturity date. Prepayment of the revolving credit facility may be withdrawn at any time up to three months before the maturity date.

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
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.	COMMON STOCK (continued)

Common stock (continued)

The Company’s number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described below in Note 18“— Amended and Restated Stock Incentive Plan—Restricted Stock—General Terms of Awards”. The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2016, 2015 and 2014:

	2016	2015	2014

Number of shares, net of treasury:
Statement of changes in equity – common stock	55,271,954	46,679,565	47,819,299
Less: Non-vested equity shares that have not vested as of end of year (Note 18)	589,447	341,529	385,778
Number of shares, net of treasury excluding non-vested equity shares that have not vested	54,682,507	46,338,036	47,433,521

  Redeemable common stock issued pursuant to transaction with the IFC Investors

Holders of redeemable common stock have all the rights of enjoyed by holders of common stock, however, holders of redeemable common stock have additional contractual rights. On April 11, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with International Finance Corporation, IFC African, Latin American and Caribbean Fund, LP, IFC Financial Institutions Growth Fund, LP, and Africa Capitalization Fund, Ltd. (collectively, the “IFC Investors”). Under the Subscription Agreement, the IFC Investors purchased, and the Company sold in the aggregate, approximately 9.98 million shares of the Company’s common stock, par value $0.001 per share, at a price of $10.79 per share, for gross proceeds to the Company of approximately $107.7 million. The Company has accounted for these 9.98 million shares as redeemable common stock as a result of the put option discussed below.

The Company has entered into a Policy Agreement with the IFC Investors (the “Policy Agreement”). The material terms of the Policy Agreement are described below.

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
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.	COMMON STOCK (continued)

  Redeemable common stock issued pursuant to transaction with the IFC Investors (continued)

    Registration Rights

The Company has agreed to grant certain registration rights to the IFC Investors for the resale of their shares of the Company’s common stock, including filing a resale shelf registration statement and taking certain actions to facilitate resales thereunder.

    Put Option

Each Investor will have the right, upon the occurrence of specified triggering events, to require the Company to repurchase all of the shares of its common stock purchased by the IFC Investors pursuant to the Subscription Agreement (or upon exercise of their preemptive rights discussed below). Events triggering this put right relate to (1) the Company being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that the Company (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate its business in compliance with anti-money laundering and anti-terrorism laws; or (2) the Company rejecting a bona fide offer to acquire all of its outstanding Common Stock at a time when it has in place or implements a shareholder rights plan, or adopting a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid by the IFC Investors pursuant to the Subscription Agreement (or paid when exercising their preemptive rights) and the volume weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. The Company believes that the put option has no value and, accordingly, has not recognized the put option in its consolidated financial statements.

  Preemptive Rights

For so long as the IFC Investors hold in aggregate 5% of the outstanding shares of common stock of the Company, each Investor will have the right to purchase its pro-rata share of new issuances of securities by the Company, subject to certain exceptions.

  Common stock repurchases

    Executed under share repurchase authorizations

During November and December 2015, the Company repurchased an aggregate of 749,213 shares of its common stock for approximately $11.2 million under its share repurchase authorization that was approved on August 21, 2013. On February 3, 2016, the Company’s Board of Directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. During February and June 2016, the Company repurchased an aggregate of 1,677,491 shares for approximately $15.9 million under its replenished share repurchase authorization which resulted in a total of 2,426,704 shares repurchased for approximately $27.1 million under its various share repurchase authorizations.

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
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.	COMMON STOCK (continued)

  Common stock repurchases (continued)

    Executed under share repurchase authorizations (continued)

On June 29, 2016, the Company adopted a Rule 10b5-1 plan for the purpose of repurchasing approximately $50 million of its common stock. The 10b5 Plan was established in connection with the $100 million share repurchase program approved on February 3, 2016. A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company has the authority under the terms and limitations specified in the 10b5-1 Plan to repurchase shares on the Company’s behalf in accordance with the terms thereof.

    Other repurchases

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

    December 2013 Black Economic Empowerment transactions

On December 10, 2013, the Company entered into definitive agreements relating to two Black Economic Empowerment (“BEE”) transactions. On April 16, 2014, the Company implemented these transactions and issued 4,400,000 shares of its common stock to its BEE partners after all the agreed conditions had been satisfied. On June 6, 2014, the Company repurchased approximately 2.4 million of these shares of common stock and the BEE partners used the proceeds from the repurchase to settle their obligations due to the South African subsidiary of the Company, as described below. Furthermore, as discussed above under “—Common stock repurchases—Other repurchases”, the Company acquired BVI’s remaining 1,837,432 shares of Company common stock pursuant to a transaction concluded during the year ended June 30, 2015.

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
for the years ended June 30, 2016, 2015 and 2014
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

Upon the occurrence of certain “trigger events” with respect to a BEE partner, the BEE shares held by that BEE partner may be repurchased by the Company or one of its designees. These trigger events include the following:

•	failure by the BEE partner to pay any amount due on its loan (including interest) to the lender (in this case, the Companymay repurchase only that number of shares which would raise sufficient funds to settle any amount due and unpaid);

•	any other breach by the BEE partner (or in certain circumstances its shareholders) of any provision of the Relationship Agreement, including without limitation, its failure to maintain its BEE status;
•	the Company’s common stock trades at or below ZAR 60.00 on the JSE or at or below the equivalent trading price on Nasdaq;
•	the occurrence of certain insolvency events or liquidation proceedings affecting the BEE partner; or
•	the BEE partner fails to satisfy any judgment or arbitration award granted or made against it within 7 days.

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

Acquisition of non-controlling interests

During the year ended June 30, 2016, the Company acquired all of the issued share capital of Masterpayment and Smart Life that it did not previously own for approximately $11.2 million and $0.001 million, respectively, in cash. During the year ended June 30, 2014, the Company acquired all of the issued share capital of KSNET, Inc. that it did not previously own for approximately $2.0 million in cash. These transactions were accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the respective non-controlling interest was adjusted to reflect the change in ownership interest in each of Masterpayment, Smart Life and KSNET. During the years ended June 30, 2016 and 2014, the difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $1.3 million and $1.5 million, respectively, was recognized in total Net1 equity.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The table below presents the change in accumulated other comprehensive (loss) income per component during years ended June 30, 2016, 2015 and 2014:

		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total
	‘000	‘000	‘000
Balance as of July 1, 2013	$(101,188)	$330	$(100,858)
Movement in foreign currency translation reserve	13,552	-	13,552
Release of foreign currency translation reserve related to sale/ liquidation of businesses	4,277	-	4,277
Unrealized gain on asset available for sale, net of tax of $112	-	288	288
Balance as of June 30, 2014	(83,359)	618	(82,741)
Movement in foreign currency translation reserve	(56,862)	-	(56,862)
Unrealized gain on asset available for sale, net of tax of $97	-	422	422
Balance as of June 30, 2015	(140,221)	1,040	(139,181)
Movement in foreign currency translation reserve	(49,479)	-	(49,479)
Unrealized gain on asset available for sale, net of tax of $159	-	692	692
Release of gain on asset available for sale, net of taxes of $444	-	(1,732)	(1,732)
Balance as of June 30, 2016	$(189,700)	$-	$(189,700)

The Company released a gain of approximately $2.2 million from its accumulated net unrealized income (loss) on asset available for sale, net of tax, to selling, general and administration expense and related taxes of $0.4 million to income tax expense on its consolidated statement of operations during the year ended June 30, 2016, as a result of change in accounting for Finbond to the equity method (see also Note 7). There were no other reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2016. There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2015. The Company released a net loss of $4.3 million from its foreign currency translation reserve to selling, general and administration expense on its consolidated statement of operations during the year ended June 30, 2014, as a result of the sale and liquidation of certain subsidiaries (see also Note 19). There were no other reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2014.

16.	REVENUE

	2016	2015	2014

Services rendered – comprising mainly fees and commissions	$514,847	$536,046	$518,297
Loan-based fees received	47,117	62,235	33,560
Sale of goods – comprising mainly hardware and software sales	28,785	27,698	29,799
	$590,749	$625,979	$581,656

Services rendered – comprising mainly fees and commissions for the year ended June 30, 2014, includes a once-off receipt of $26.6 million related to the recovery of additional implementation costs incurred during the beneficiary re-registration process during the years ended June 30, 2013 and 2012. During the years ended June 30, 2016, 2015 and 2014, the Company did not recognize any revenue using the percentage of completion method.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

Amended and Restated Stock Incentive Plan

The Company’s Amended and Restated 2015 Stock Incentive Plan (the “Plan”) was most recently amended and restated on November 11, 2015, after approval by shareholders. No evergreen provisions are included in the Plan. This means that the maximum number of shares issuable under the Plan is fixed and cannot be increased without shareholder approval, the plan expires by its terms upon a specified date, and no new stock options are awarded automatically upon exercise of an outstanding stock option. Shareholder approval is required for the repricing of awards or the implementation of any award exchange program.

The Plan permits Net1 to grant to its employees, directors and consultants incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on its common stock. The Remuneration Committee of the Company’s Board of Directors (“Remuneration Committee”) administers the Plan.

The total number of shares of common stock issuable under the Plan is 11,052,580. The maximum number of shares for which awards, other than performance-based awards, may be granted in any combination during a calendar year to any participant is 569,120. The maximum limits on performance-based awards that any participant may be granted during a calendar year are 569,120 shares subject to stock option awards and $20 million with respect to awards other than stock options. Shares that are subject to awards which terminate or lapse without the payment of consideration may be granted again under the Plan. Shares delivered to the Company as part or full payment for the exercise of an option or to satisfy withholding obligations upon the exercise of an option may be granted again under the Plan in the Remuneration Committee’s discretion. No awards may be granted under the Plan after August 19, 2025, but awards granted on or before such date may extend to later dates.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

Valuation Assumptions

No stock options were awarded during the year ended June 30, 2016. The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in 2015 and 2014. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2015 and 2014:

	2015	2014
Expected volatility	60%	50%
Expected dividends	0%	0%
Expected life (in years)	3	3
Risk-free rate	1.0%	0.9%

Restricted Stock

General Terms of Awards

Shares of restricted stock are considered to be participating non-vested equity shares (specifically contingently returnable shares) for the purposes of calculating earnings per share (refer to Note 21) because, as discussed in more detail below, the recipient is obligated to transfer any unvested restricted stock back to the Company for no consideration and these shares of restricted stock are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Restricted stock generally vests ratably over a three year period, with vesting conditioned upon the recipient’s continuous service through the applicable vesting date and under certain circumstances, the achievement of certain performance targets, as described below.

Restricted stock awarded to non-employee directors and employees of the Company vests ratably over a three-year period. Recipients are entitled to all rights of a shareholder of the Company except as otherwise provided in the restricted stock agreements.

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
for the years ended June 30, 2016, 2015 and 2014
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

Performance Conditions - Restricted Stock Granted in August 2015

In August 2015, the Remuneration Committee approved an award of 301,537 shares of restricted stock to employees. The shares of restricted stock awarded to employees in August 2015 are subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2018. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2018 (“2018 Fundamental EPS”), as follows:

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
for the years ended June 30, 2016, 2015 and 2014
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

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the years ended June 30, 2016, 2015 and 2014:

			Weighted
			Average		Weighted
		Weighted	Remaining	Aggregate	Average
		average	Contractual	Intrinsic	Grant
	Number of	exercise	Term	Value	Date Fair
	shares	price ($)	(in years)	($’000)	Value ($)
Outstanding – July 1, 2013	2,648,583	15.15	5.98	313
Granted under Plan: August 2013	224,896	7.35	10.00	568	2.53
Exercised	(26,667)	7.00		91
Forfeited	(136,420)	23.51		-
Outstanding – June 30, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(773,633)	8.35		3,845
Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – June 30, 2016	2,077,524	15.92	3.65	926

The following table presents stock options vesting and expecting to vest as of June 30, 2016:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest
– June 30, 2016	2,077,524	15.92	3.65	926

These options have an exercise price range of $7.35 to $24.46.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock option and restricted stock activity (continued)

Options (continued)

The following table presents stock options that are exercisable as of June 30, 2016:

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable – June 30, 2016	1,692,952	17.17	2.66	728

During the years ended June 30, 2016, 2015 and 2014, approximately 373,435, 330,967, and 462,333 stock options became exercisable, respectively. During the year ended June 30, 2016, the Company received approximately $3.8 million from the exercise of 323,645 stock options. During the year ended June 30, 2015, the Company received approximately $2.0 million from 201,395 stock options exercised. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. During the year ended June 30, 2014, the Company received $0.2 million from 26,667 stock options exercised by employees. During the year ended June 30, 2014, employees forfeited 136,420 stock options. There were no forfeitures during the years ended June 30, 2016 and 2015, respectively. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the years ended June 30, 2016, 2015 and 2014:

	Number of	Weighted
	Shares of	Average Grant
	Restricted	Date Fair Value
	Stock	($’000)
Non-vested – July 1, 2013	405,226	4,393
Granted – August 2013	187,963	1,382
Vested – August 2013	(16,907)	161
Vested – February 2014	(183,333)	1,742
Total vested	(200,240)
Forfeitures	(7,171)	84
Non-vested – June 30, 2014	385,778	3,534
Granted – August 2014	141,707	581
Granted – November 2014	71,530	229
Total granted	213,237
Vested – August 2014	(74,152)	828
Vested – February 2015	(183,334)	2,400
Total vested	(257,486)
Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	6,406
Vested – August 2015	(71,574)	1,435
Non-vested – June 30, 2016	589,447	7,622

The fair value of restricted stock vested during the years ended June 30, 2016, 2015 and 2014, was $1.4 million, $3.2 million and $1.9 million, respectively. A non-employee director resigning during the year ended June 30, 2014, forfeited 7,171 shares of restricted stock that had not vested. Forfeited shares of restricted stock are returned to the Company and, in accordance with the Plan, are available for future issuances by the Remuneration Committee.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a net stock compensation charge of $3.6 million, $3.2 million and $3.7 million for the years ended June 30, 2016, 2015 and 2014, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2016
Stock-based compensation charge	$3,598	$-	$3,598
Total – year ended June 30, 2016	$3,598	$-	$3,598

Year ended June 30, 2015
Stock-based compensation charge	$3,195	$-	$3,195
Total – year ended June 30, 2015	$3,195	$-	$3,195
Year ended June 30, 2014
Stock-based compensation charge	$3,724	$-	$3,724
Reversal of stock compensation charge related to restricted stock forfeited	(6)	-	(6)
Total – year ended June 30, 2014	$3,718	$-	$3,718

The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of June 30, 2016, the total unrecognized compensation cost related to stock options was approximately $0.8 million, which the Company expects to recognize over approximately two years. As of June 30, 2016, the total unrecognized compensation cost related to restricted stock awards was approximately $2.4 million, which the Company expects to recognize over approximately three years.

Tax consequences

The Company has recorded a deferred tax asset of approximately $1.8 million and $1.4 million, respectively, for the years ended June 30, 2016 and 2015, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

19.	DECONSOLIDATION OF BUSINESSES SOLD OR LIQUIDATED AND DISPOSAL OF BUSINESS

The profit (loss) on deconsolidation of businesses sold or liquidated and disposal of business during the years ended June 30, 2016, 2015 and 2014, are summarized in the table below:

	2016	2015	2014
Profit on sale of MediKredit Integrated Healthcare Solutions Proprietary Limited (“MediKredit”)	$-	$-	$4,125
Profit on disposal of assets related to the business of Net 1 Universal Electronic
Technological Solutions (Pty) Ltd (“NUETS business”)	-	-	2,081
Loss on liquidation of Net1 UTA	-	-	(6,261)
Net profit (loss) for the year ended June 30,	$-	$-	$(55)

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES

Income tax provision

The table below presents the components of income before income taxes for the years ended June 30, 2016, 2015 and 2014:

	2016	2015	2014

South Africa	$119,097	$137,138	$121,338
United States	(5,915)	(7,286)	(9,923)
Other	13,055	10,566	(2,273)
Income before income taxes	$126,237	$140,418	$109,142

Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2016, 2015 and 2014:

	2016	2015	2014

Current income tax	$88,807	$48,795	$61,902
South Africa	31,815	39,901	41,326
United States	50,750	3,109	14,838
Other	6,242	5,785	5,738
Deferred taxation (benefit) charge	(161)	(2,292)	(7,887)
South Africa	3,044	398	(3,345)
United States	(274)	485	(107)
Other	(2,931)	(3,175)	(4,435)
Capital gains tax	-	-	202
Foreign tax credits generated – United States	(46,566)	(2,367)	(14,838)
Income tax provision	$42,080	$44,136	$39,379

There were no significant capital gains taxes paid during the years ended June 30, 2016, 2015 and 2014.

There were no changes to the enacted tax rate in the years ended June 30, 2016, 2015 and 2014.

The movement in the valuation allowance for the year ended June 30, 2016, relates primarily to an increase in the valuation allowance resulting from the generation of unused foreign tax credits during the year. The movement in the valuation allowance for the year ended June 30, 2015, relates primarily to the release of the valuation allowance resulting from the utilization of foreign tax credits during the year. The movement in the valuation allowance for the year ended June 30, 2014, relates to releases of the valuation allowance resulting from the utilization of foreign tax credits during the year and deconsolidation of net operating loss carryforwards for MediKredit.

Net1 included actual and deemed dividends received from one of its South African subsidiaries in its years ended June 30, 2016, 2015 and 2014, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2016, 2015 and 2014.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES (continued)

A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2016, 2015 and 2014, is as follows:

	2016		2015		2014
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		28.00%
Non-deductible items	0.38%		2.36%		4.71%
Foreign tax rate differential	7.42%		0.06%		1.89%
Foreign tax credits	(36.88%	)	(1.68%	)	(13.59%	)
Taxation on deemed dividends in the United States	34.60%		3.46%		13.46%
Capital gains tax paid	0.00%		0.00%		0.19%
Movement in valuation allowance	(0.09%	)	(0.08%	)	1.23%
Prior year adjustments	(0.09%	)	(0.69%	)	0.19%
Income tax provision	33.34%		31.43%		36.08%

Net1 received substantial dividends from one of its South African subsidiaries during the year ended June 30, 2016, which resulted in an increase in the amount of foreign tax credits generated and an increase in taxation on dividends received. A portion of these foreign tax credits generated were not used during the year and a valuation allowance has been created for unused foreign tax credits. The non-deductible items during the year ended June 30, 2015, include primarily legal and consulting fees incurred that are not deductible for tax purposes. The non-deductible items during the year ended June 30, 2014, relates principally to expenses that are not deductible for tax purposes, including the charge related to the equity awards issued pursuant to the Company’s BEE transactions, stock-based compensation charges, costs incurred to support foreign related entities and interest expense. The foreign tax rate differential represents the difference between statutory tax rates in South Africa and foreign jurisdictions, primarily the United States.

Deferred tax assets and liabilities

Deferred income taxes reflect the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The primary components of the temporary differences that gave rise to the Company’s deferred tax assets and liabilities as of June 30, and their classification, were as follows:

	2016	2015
Total deferred tax assets
Net operating loss carryforwards	$1,982	$1,216
Provisions and accruals	4,245	5,653
FTS patent	496	691
Intangible assets	733	616
Foreign tax credits	36,750	20,212
Other	7,448	7,330
Total deferred tax assets before valuation allowance	51,654	35,718
Valuation allowances	(38,834)	(22,550)
Total deferred tax assets, net of valuation allowance	12,820	13,168
Total deferred tax liabilities:
Intangible assets	11,799	11,510
Other	6,624	4,924
Total deferred tax liabilities	18,423	16,434
Reported as
Current deferred tax assets	6,956	7,298
Long term deferred tax liabilities	12,559	10,564
Net deferred income tax liabilities	$5,603	$3,266

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES (continued)

Deferred tax assets and liabilities (continued)

Increase in total deferred tax liabilities

Intangible assets

Deferred tax liabilities – intangible assets have moderately increased during the year ended June 30, 2016, primarily as a result of the purchase of intangible assets identified in the Transact24 and Masterpayment acquisitions, partially offset by the amortization of the KSNET intangible assets during the year.

Foreign tax credits and valuation allowances

The increase in foreign tax credits as of June 30, 2016, resulted from the generation of foreign tax credits associated with the dividends received by Net1 during the year ended June 30, 2016. A portion of these foreign tax credits generated were not fully utilized during the year ended June 30, 2016. Accordingly, a valuation allowance has been created for all of these unused foreign tax credits.

Increase in valuation allowance

At June 30, 2016, the Company had deferred tax assets of $12.8 million (2015: $13.2 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At June 30, 2016, the Company had a valuation allowance of $38.9 million (2015: $22.6 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2016 and 2015, is presented below:

				Net
		Foreign	Tax	operating
		tax	deductible	loss carry-	FTS
	Total	credits	goodwill	forwards	patent	Other
July 1, 2014	$25,153	$23,337	$-	$1,244	$369	$203
Reversed to statement of operations	(3,126)	(3,126)	-	-	-	-
Charged to statement of operations	794	-	-	-	-	794
Utilized	(128)	-	-	(128)	-	-
Foreign currency adjustment	(143)	-	-	(28)	(115)	-
June 30, 2015	22,550	20,211	-	1,088	254	997
Charged to statement of operations	16,537	16,537	-	-	-	-
Utilized	(128)	-	-	(128)	-	-
Foreign currency adjustment	(125)	-	-	(29)	(96)	-
June 30, 2016	$38,834	$36,748	$-	$931	$158	$997

Net operating loss carryforwards and foreign tax credits

United States

As of June 30, 2016, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	U.S. net operating
loss carry
forwards
2025	$2,608

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES (continued)

Net operating loss carryforwards and foreign tax credits (continued)

United States (continued)

During the year ended June 30, 2016 and 2015, Net1 generated additional foreign tax credits related to the cash dividends received. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2016 and 2015, respectively. The unused foreign tax credits generated expire after ten years in 2026, 2024, 2023, 2022, 2021 and 2020.

Uncertain tax positions

As of June 30, 2016 and 2015, the Company has unrecognized tax benefits of $1.9 million and $2.3 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Hong Kong, Botswana, Germany and in the U.S. federal jurisdiction. As of June 30, 2016, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2011. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2016, 2015 and 2014:

	2016	2015	2014
Unrecognized tax benefits - opening balance	$2,322	$1,160	$1,150
Gross decreases - tax positions in prior periods	(609)	-	-
Gross increases - tax positions in current period	641	1,311	38
Lapse of statute limitations	-	-	-
Foreign currency adjustment	(424)	(149)	(28)
Unrecognized tax benefits - closing balance	$1,930	$2,322	$1,160

As of June 30, 2016 and 2015, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million and $0.3 million, respectively, on its balance sheet.

21.	EARNINGS PER SHARE

The Company has issued redeemable common stock (refer to Note 14) which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the years ended June 30, 2016, 2015 or 2014. Accordingly the two-class method presented below does not include the impact of any redemption.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2016, 2015 and 2014, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method for the years ended June 30, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands except percent and
	per share data)
Numerator:
Net income attributable to Net1	$82,454	$94,735	$70,111
Undistributed earnings	82,454	94,735	70,111
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%
Numerator for earnings per share: basic and diluted	$81,370	$93,750	$69,376

Denominator:
Denominator for basic earnings per share: weighted- average common shares outstanding	47,234	46,247	45,997
Effect of dilutive securities:
Stock options	242	152	119
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	47,476	46,399	46,116

Earnings per share:
Basic	$1.72	$2.03	$1.51
Diluted	$1.71	$2.02	$1.50

(Calculation 1)
Basic weighted-average common shares outstanding (A)	47,234	46,247	45,997
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	47,863	46,733	46,484
Percent allocated to common shareholders (A) / (B)	99%	99%	99%

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information

The following table presents the supplemental cash flow disclosures for the years ended June 30, 2016, 2015 and 2014:

	2016	2015	2014
Cash received from interest	$15,262	$16,399	$14,703
Cash paid for interest	$3,439	$4,360	$6,969
Cash paid for income taxes	$42,123	$45,459	$42,417

Financing activities

Treasury shares, at cost included in the Company’s consolidated balance sheet as of June 30, 2016, includes 47,056 shares of the Company’s common stock acquired for approximately $0.5 million which were paid for on July 1, 2016. The liability for this payment was included in accounts payable on the Company’s consolidated balance sheet as of June 30, 2016.

As discussed in Note 3, on January 20, 2016, the Company issued 391,645 shares of its common stock with an aggregate issue date fair value of approximately $4.0 million as part consideration for the Company’s 56% interest in Transact24.

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
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

Operating segments (continued)

The Company currently has three reportable segments: South African transaction processing, International transaction processing and Financial inclusion and applied technologies. The South African transaction processing and Financial inclusion and applied technologies segments operate mainly within South Africa and the International transaction processing segment operates mainly within South Korea, Hong Kong and the European Union. The Company’s reportable segments offer different products and services and require different resources and marketing strategies and share the Company’s assets.

The South African transaction processing segment currently consists mainly of a welfare benefit distribution service provided to the South African government and transaction processing for retailers, utilities, medical-related claim service customers and banks. Fee income is earned based on the number of recipient cardholders paid. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2016, there was one such customer, providing 21% of total revenue (2015: one such customer, providing 24% of total revenue; 2014: one such customer, providing 27% of total revenue).

The International transaction processing segment consists mainly of activities in South Korea from which the Company generates revenue from the provision of payment processing services to merchants and card issuers through its VAN. This segment generates fee revenue from the provision of payment processing services and to a lesser extent from the sale of goods, primarily point of sale terminals, to customers in South Korea. Fees generated from payment services processing and other processing activities by Transact24 and Masterpayment are included in this segment. Finally, the segment includes start up costs related to ZAZOO in the United Kingdom and India and generates transaction fee revenue from transaction processing of UEPS-enabled smartcards in Botswana.

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

Corporate/eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets. The $1.9 million fair value gain resulting from the acquisition of Transact24 (refer to Note 3) and the $2.2 million gain resulting from the change in accounting for Finbond (refer to Note 15) that were recognized during the year ended June 30, 2016, have been allocated to corporate/ elimination. The charges related to the BEE equity instrument issued during the year ended June 30, 2014 (refer to Note 17), and the profit related to the deconsolidation of subsidiaries and disposal of business (refer to Note 19), during the year ended June 30, 2014, has been allocated to corporate/eliminations.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

The reconciliation of the reportable segments revenue to revenue from external customers for the years ended June 30, 2016, 2015 and 2014, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$212,574	$17,615	$194,959
International transaction processing	169,807	-	169,807
Financial inclusion and applied technologies	249,403	23,420	225,983
Total for the year ended June 30, 2016	631,784	41,035	590,749

South African transaction processing	$236,452	$20,521	$215,931
International transaction processing	164,554	-	164,554
Financial inclusion and applied technologies	272,600	27,106	245,494
Total for the year ended June 30, 2015	673,606	47,627	625,979

South African transaction processing	261,577	11,543	250,034
International transaction processing	152,725	-	152,725
Financial inclusion and applied technologies	207,595	28,698	178,897
Total for the year ended June 30, 2014	$621,897	$40,241	$581,656

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the years ended June 30, 2016, 2015 and 2014, respectively, is as follows:

	For the years ended June 30,
	2016	2015	2014
Reportable segments measure of profit or loss	$129,774	$150,538	$144,038
Operating income: Corporate/Eliminations	(15,406)	(22,019)	(42,240)
Interest income	15,292	16,355	14,817
Interest expense	(3,423)	(4,456)	(7,473)
Income before income taxes	$126,237	$140,418	$109,142

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

The following tables summarize segment information which is prepared in accordance with GAAP for the years ended June 30, 2016, 2015 and 2014:

	For the years ended June 30,
	2016	2015	2014
Revenues
South African transaction processing	$212,574	$236,452	$261,577
International transaction processing	169,807	164,554	152,725
Financial inclusion and applied technologies	249,403	272,600	207,595
Total	631,784	673,606	621,897
Operating income (loss)
South African transaction processing	51,386	51,008	61,401
International transaction processing	23,389	26,805	21,952
Financial inclusion and applied technologies	54,999	72,725	60,685
Subtotal: Operating segments	129,774	150,538	144,038
Corporate/Eliminations	(15,406)	(22,019)	(42,240)
Total	114,368	128,519	101,798
Depreciation and amortization
South African transaction processing	6,157	7,093	7,036
International transaction processing	21,852	17,846	15,823
Financial inclusion and applied technologies	1,158	808	874
Subtotal: Operating segments	29,167	25,747	23,733
Corporate/Eliminations	11,227	14,938	16,553
Total	40,394	40,685	40,286
Expenditures for long-lived assets
South African transaction processing	5,101	7,008	3,425
International transaction processing	28,029	28,205	19,393
Financial inclusion and applied technologies	2,667	1,223	1,088
Subtotal: Operating segments	35,797	36,436	23,906
Corporate/Eliminations	-	-	-
Total	$35,797	$36,436	$23,906

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

It is impractical to disclose revenues from external customers for each product and service or each group of similar products and services.

Geographic Information

Revenues based on the geographic location from which the sale originated for the years ended June 30, are presented in the table below:

	2016	2015	2014

South Africa	$422,022	$461,425	$428,931
South Korea	158,609	160,853	146,667
Rest of world	10,118	3,701	6,058
Total	$590,749	$625,979	$581,656

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

Geographic Information (continued)

Long-lived assets based on the geographic location for the years ended June 30, are presented in the table below:

	Long-lived assets
	2016	2015(1)	2014(1)

South Africa	$69,213	$72,467	$105,627
South Korea	221,459	230,109	253,147
Rest of world	49,105	20,058	6,593
Total	$339,777	$322,634	$365,367

(1) As described in Note 1, during the year ended June 30, 2016, the Company identified a balance sheet misclassification between current assets and long-term assets. Long-lived assets for fiscal 2015 and 2014, have been restated, and have increased by $27.4 million and $23.3 million, respectively.

24.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain premises. At June 30, 2016, the future minimum payments under operating leases consist of:

Due within 1 year	$5,334
Due within 2 years	$3,258
Due within 3 years	$790
Due within 4 years	$89
Due within 5 years	$-

Operating lease payments related to the premises and equipment were $8.0 million, $6.8 million and $7.5 million, respectively, for the years ended June 2016, 2015 and 2014, respectively.

Capital commitments

As of June 30, 2016 and 2015, the Company had outstanding capital commitments of approximately $0.1 million and $3.4 million, respectively.

Purchase obligations

As of June 30, 2016 and 2015, the Company had purchase obligations totaling $3.1 million and $5.0 million, respectively. The purchase obligations as of June 30, 2016, primarily include inventory that will be delivered to the Company and sold to customers in the next twelve months.

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 127.4 million ($8.6 million, translated at exchange rates applicable as of June 30, 2016) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 127.4 million ($8.6 million, translated at exchange rates applicable as of June 30, 2016). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.	COMMITMENTS AND CONTINGENCIES (continued)

Guarantees (continued)

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of June 30, 2016. The maximum potential amount that the Company could pay under these guarantees is ZAR 127.4 million ($8.6 million, translated at exchange rates applicable as of June 30, 2016). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 12.

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

As described in Note 3, the Company has acquired all of the outstanding and issued ordinary shares in Transact24 that it did not own in January 2016 and commenced consolidating Transact24 from that date. Transact24 had an existing relationship in place between itself and a company controlled by the spouse of Transact24’s Managing Director at the time of the Transact24 acquisition. This arrangement therefore was also in place before the Managing Director became an executive officer of the Company. This relationship was disclosed to the Company during the due diligence process and has been considered by the Company’s management to be critical to the ongoing operations of Transact24. The company controlled by the spouse of the managing director performs transaction processing and Transact24 provides technical and administration services to the company. The Company has recorded revenue of approximately $1.9 million related to this relationship during the six months ended June 30, 2015. Transact24’s Managing Director has an indirect interest in these transactions as a result of his relationship with his spouse, with an approximate value of $0.1 million during the six months ended June 30, 2016. As of June 30, 2016, $0.4 million is due to the Company related to the service provided by Transact24 and this amount is included in accounts receivables, net as of June 30, 2016.

26.	UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2016 and 2015:

	Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2016	2016	2015	2015	2016
	(In thousands except per share data)

Revenue	$151,259	$134,736	$150,281	$154,473	$590,749
Operating income	32,183	26,191	24,779	31,215	114,368
Net income attributable to Net1	$24,356	$18,420	$16,658	$23,020	$82,454
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.48	$0.40	$0.35	$0.49	$1.72
Diluted earnings attributable to Net1 shareholders	$0.47	$0.39	$0.35	$0.48	$1.71

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2016, 2015 and 2014
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

*********************