Form 10-Q
period 2016-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2016-11-03
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
YES  [  ]  NO  [ X  ]

As of November 2, 2016 (the latest practicable date), 52,521,345 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2016	2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$205,329	$223,644
Pre-funded social welfare grants receivable (Note 2)	1,738	1,580
Accounts receivable, net of allowances of – September: $1,453; June: $1,669	108,088	107,805
Finance loans receivable, net of allowances of – September: $3,919; June: $4,494	38,941	37,009
Inventory (Note 3)	10,694	10,004
Deferred income taxes	7,484	6,956
Total current assets before settlement assets	372,274	386,998
Settlement assets (Note 4)	593,503	536,725
Total current assets	965,777	923,723
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – September: $112,336; June: $99,969	53,338	54,977
EQUITY-ACCOUNTED INVESTMENTS	25,560	25,645
GOODWILL (Note 6)	187,875	179,478
INTANGIBLE ASSETS, net (Note 6)	47,611	48,556
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 5 and Note 7)	45,089	31,121
TOTAL ASSETS	1,325,250	1,263,500

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 8)	-	-
Accounts payable	13,956	14,097
Other payables	42,535	37,479
Current portion of long-term borrowings (Note 9)	9,078	8,675
Income taxes payable	16,572	5,235
Total current liabilities before settlement obligations	82,141	65,486
Settlement obligations (Note 4)	593,503	536,725
Total current liabilities	675,644	602,211
DEFERRED INCOME TAXES	11,397	12,559
LONG-TERM BORROWINGS (Note 9)	18,156	43,134
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 7)	2,793	2,376
TOTAL LIABILITIES	707,990	660,280
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
COMMON STOCK (Note 10) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 52,521,345; June: 55,271,954	74	74
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	222,637	223,978
TREASURY SHARES, AT COST: September: 23,621,541; June: 20,483,932	(273,238)	(241,627)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 11)	(167,842)	(189,700)
RETAINED EARNINGS	724,954	700,322
TOTAL NET1 EQUITY	506,585	493,047
REDEEMABLE COMMON STOCK	107,672	107,672
NON-CONTROLLING INTEREST	3,003	2,501
TOTAL EQUITY	617,260	603,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,325,250	$1,263,500

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2016	2015
	(In thousands, except per share data)

REVENUE	$155,633	$154,473

EXPENSE

Cost of goods sold, IT processing, servicing and support	74,780	77,382

Selling, general and administration	38,468	35,761

Depreciation and amortization	10,204	10,115

OPERATING INCOME	32,181	31,215

INTEREST INCOME	4,304	4,275

INTEREST EXPENSE	796	974

INCOME BEFORE INCOME TAX EXPENSE	35,689	34,516

INCOME TAX EXPENSE (Note 16)	11,103	10,897

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED

INVESTMENTS	24,586	23,619

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	659	188

NET INCOME	25,245	23,807

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	613	787

NET INCOME ATTRIBUTABLE TO NET1	$24,632	$23,020

Net income per share, in U.S. dollars (Note 13)

Basic earnings attributable to Net1 shareholders	$0.46	$0.49
Diluted earnings attributable to Net1 shareholders	$0.46	$0.49

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2016	2015
	(In thousands)

Net income	$25,245	$23,807

Other comprehensive income (loss)
Net unrealized income on asset available for sale, net of tax	-	50
Movement in foreign currency translation reserve	22,302	(43,696)
Total other comprehensive income (loss), net of taxes	22,302	(43,646)

Comprehensive income (loss)	47,547	(19,839)
Less comprehensive income attributable to non-controlling interest	(1,057)	(505)
Comprehensive income (loss) attributable to Net1	$46,490	$(20,344)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2016 (dollar amounts in thousands)

				Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Redeemable	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	common	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	stock	Interest	Total

Balance – July 1, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$107,672	$2,501	$603,220

Repurchase of common stock (Note 10)			(3,137,609)	(31,611)	(3,137,609)				(31,611)			(31,611)

Restricted stock granted (Note 12)	387,000				387,000				-			-

Stock-based compensation charge (Note 12)						503			503			503

Reversal of stock comp charge (Note 12)						(1,827)			(1,827)			(1,827)

Income tax benefit from vested stock awards						(17)			(17)			(17)

Dividends paid to non-controlling interest									-		(555)	(555)

Net income							24,632		24,632		613	25,245

Other comprehensive income (Note 11)								21,858	21,858		444	22,302

Balance – September 30, 2016	76,142,886	$74	(23,621,541)	$(273,238)	52,521,345	$222,637	$724,954	$(167,842)	$506,585	$107,672	$3,003	$617,260

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$25,245	$23,807
Depreciation and amortization	10,204	10,115
Earnings from equity-accounted investments	(659)	(188)
Fair value adjustments	(83)	1,433
Interest payable	32	709
Loss (Profit) on disposal of property, plant and equipment	66	(95)
Stock-based compensation (reversal) charge, net (Note 12)	(1,324)	726
Facility fee amortized	36	34
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	7,766	(17,278)
Increase in inventory	(104)	(931)
Increase in accounts payable and other payables	3,040	2,972
Increase in taxes payable	10,956	7,824
Decrease in deferred taxes	(1,632)	(1,026)
Net cash provided by operating activities	53,543	28,102
Cash flows from investing activities
Capital expenditures	(3,423)	(10,698)
Proceeds from disposal of property, plant and equipment	69	348
Investment in MobiKwik	(15,347)	-
Dividends received from equity accounted investments	370	-
Net change in settlement assets (Note 4)	(37,394)	(23,496)
Net cash used in by investing activities	(55,725)	(33,846)
Cash flows from financing activities
Acquisition of treasury stock (Note 10)	(32,081)	-
Repayment of long-term borrowings (Note 9)	(26,669)	-
Dividends paid to non-controlling interest	(555)	-
Long-term borrowings utilized (Note 9)	247	720
Proceeds from issue of common stock	-	3,762
Net change in settlement obligations (Note 4)	37,394	23,496
Net cash (used in) provided by financing activities	(21,664)	27,978
Effect of exchange rate changes on cash	5,531	(14,207)
Net (decrease) increase in cash and cash equivalents	(18,315)	8,027
Cash and cash equivalents – beginning of period	223,644	117,583
Cash and cash equivalents – end of period	$205,329	$125,610

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2016 and 2015
(All amounts in tables stated in thousands or thousands of U.S. Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2016 and 2015, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

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

Recent accounting pronouncements not yet adopted as of September 30, 2016

In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was to be effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

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

Recent accounting pronouncements not yet adopted as of September 30, 2016 (continued)

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

In June 2016, the FASB issued guidance regarding Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company beginning July 1, 2020. Early adoption is permitted beginning July 1, 2019. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

In June 2016, the FASB issued guidance regarding Classification of Certain Cash Receipts and Cash Payments. The guidance is intended to reduce diversity in practice and explains how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables. This guidance is effective for the Company beginning July 1, 2018, and must be applied retrospectively. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2016 payment service commenced on October 1, 2016, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of September 2016.

3.	Inventory

The Company’s inventory comprised the following category as of September 30, 2016 and June 30, 2016.

	September 30,	June 30,
	2016	2016
Finished goods	$10,694	$10,004
	$10,694	$10,004

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

Net change in settlement assets and net change in settlement assets included in the unaudited condensed consolidated statement of cash flows for the three months ended September 30, 2015, have been increased by $1.9 million as a result of the restatement described in Note 2—(Significant accounting policies—Settlement assets and settlement obligations) to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

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

With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of BBB- or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of BBB- or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

The Company’s outstanding foreign exchange contracts are as follows:

As of September 30, 2016

Fair market
Notional amount	Strike price	value price	Maturity
EUR 393,675.00	ZAR 16.2911	ZAR 15.5206	October 20, 2016
EUR 302,368.50	ZAR 16.4085	ZAR 15.6389	November 21, 2016

5.	Fair value of financial instruments (continued)

Financial instruments (continued)

As of June 30, 2016

Fair market
Notional amount	Strike price	value price	Maturity
EUR 573,765.00	ZAR 15.9587	ZAR 16.3393	July 20, 2016
EUR 554,494.50	ZAR 16.0643	ZAR 16.4564	August 19, 2016
EUR 465,711.00	ZAR 16.1798	ZAR 16.582	September 20, 2016
EUR 393,675.00	ZAR 16.2911	ZAR 16.7017	October 20, 2016
EUR 302,368.50	ZAR 16.4085	ZAR 16.8301	November 21, 2016

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, according to the fair value hierarchy:

	Quoted
	price in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$562	$-	$-	$562
Other	-	38	-	38
Total assets at fair value	$562	$38	$-	$600
Liabilities
Foreign exchange contracts	$-	$39	$-	$39
Total liabilities at fair value	$-	$39	$-	$39

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

Changes in the Company’s investment in Finbond Group Limited, or Finbond, (Level 3 that are measured at fair value on a recurring basis) were insignificant during the three months ended September 30, 2015, respectively. There have been no transfers in or out of Level 3 during the three months ended September 30, 2016 and 2015, respectively.

5.	Fair value of financial instruments (continued)

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

6.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2016:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2016	$179,478	$-	$179,478
Foreign currency adjustment(1)	8,397	-	8,397
Balance as of September 30, 2016	$187,875	$-	$187,875

(1)  – Represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2016	$20,425	$136,185	$22,868	$179,478
Foreign currency adjustment(1)	1,357	5,907	1,133	8,397
Balance as of September 30, 2016	$21,782	$142,092	$24,001	$187,875

(1)  – Represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2016 and June 30, 2016:

	As of September 30, 2016			As of June 30, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$97,992	$(55,956)	$42,036	$94,529	$(51,557)	$42,972
Software and unpatented
technology	32,502	(30,009)	2,493	31,452	(28,791)	2,661
FTS patent	2,764	(2,764)	-	2,592	(2,592)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,986	(3,904)	3,082	6,685	(3,762)	2,923
Total finite-lived intangible assets	$144,750	$(97,139)	$47,611	$139,764	$(91,208)	$48,556

Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2016 and 2015, was approximately $2.9 million and $3.3 million, respectively.

Intangible assets, net (continued)

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on September 30, 2016, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2017	$12,607
2018	11,692
2019	11,061
2020	10,352
2021	4,453
Thereafter	$368

7.	Reinsurance assets and policy holder liabilities under insurance and investment contracts

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the three months ended September 30, 2016:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2016	$171	$(1,078)
Increase in policy holder benefits under insurance contracts	231	(754)
Claims and policyholders’ benefits under insurance contracts	(229)	682
Foreign currency adjustment(3)	12	(71)
Balance as of September 30, 2016	$185	$(1,221)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

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

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the three months ended September 30, 2016:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2016	$528	$(528)
Foreign currency adjustment(3)	35	(35)
Balance as of September 30, 2016	$563	$(563)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

8.	Short-term credit facilities

The Company’s short-term credit facilities are described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited is up to ZAR 400 million ($28.8 million) and consists of (i) a primary amount of up to ZAR 200 million ($14.4 million), which is immediately available, and (ii) a secondary amount of up to ZAR 200 million ($14.4 million), which is not immediately available (all amounts denominated in ZAR and translated at exchange rates applicable as of September 30, 2016). The primary amount comprises an overdraft facility of up to ZAR 50 million ($3.6 million) and indirect and derivative facilities of up to ZAR 150 million ($10.8 million), which include letters of guarantee, letters of credit and forward exchange contracts (all amounts denominated in ZAR and translated at exchange rates applicable as of September 30, 2016). As of September 30, 2016, the interest rate on the overdraft facility was 9.35% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited as security for its repayment obligations under the facility.

A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the primary amount. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

As of September 30, 2016 and June 30, 2016, respectively, the Company had not utilized any of its overdraft facility. As of September 30, 2016, the Company had utilized approximately ZAR 131.1 million ($9.5 million, translated at exchange rates applicable as of September 30, 2016) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 17). As of June 30, 2016, the Company had utilized approximately ZAR 131.1 million ($8.9 million, translated at exchange rates applicable as of June 30, 2016) of its ZAR 150 million indirect and derivative facilities.

Korea

The Company had not utilized any of its KRW 10 billion ($9.1 million, translated at exchange rates applicable as of September 30, 2016) overdraft facility as of September 30, 2016 or June 30, 2016. As of September 30, 2016, the interest rate on the overdraft facility was 3.31% . The facility expires in January 2017.

9.	Long-term borrowings

The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016. The current carrying value as of September 30, 2016, is $27.2 million. As of September 30, 2016, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on September 30, 2016, was 4.46% .

On July 29, 2016, the Company utilized approximately KRW 0.3 billion ($0.2 million) of its Facility C revolving credit facility to pay interest due. On the same day, the Company made unscheduled payments of KRW 20 billion ($17.8 million) towards its Facility A loan and KRW 10 billion ($8.9 million) towards its Facility C revolving credit facility. The next scheduled principal payment of $9.1 million (translated at exchange rates applicable as of September 30, 2016) will be made on April 29, 2017.

Interest expense incurred during the three months ended September 30, 2016 and 2015, was $0.5 million and $0.7 million, respectively. Prepaid facility fees amortized during each of the three months ended September 30, 2016, and 2015, was $0.04 and $0.03 million, respectively.

10.	Capital structure

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the three months ended September 30, 2016 and 2015, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the three months ended September 30, 2016 and 2015, respectively:

	September 30,	September 30,
	2016	2015

Number of shares, net of treasury:
Statement of changes in equity	52,521,345	47,322,702
Less: Non-vested equity shares that have not vested (Note 12)	(904,356)	(589,447)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	51,616,989	46,733,255

Common stock repurchases

Executed under share repurchase authorizations

In February 2016, the Company’s Board of Directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, the Company adopted a Rule 10b5-1 trading plan for the purpose of repurchasing approximately $50 million of its common stock, which was included within the original share repurchase authorization. During the three months ended September 30, 2016, the Company repurchased 3,137,609 shares for approximately $31.6 million under its share repurchase authorization. The Company did not repurchase any of its shares during the three months ended September 30, 2015.

11.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2016:

		Three months ended
		September 30, 2016
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2016	$(189,700)	$-	$(189,700)
Movement in foreign currency translation reserve	21,858	-	21,858
Balance as of September 30, 2016	$(167,842)	$-	$(167,842)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three months ended September 30, 2016 or 2015, respectively.

12.	Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the three months ended September 30, 2016 and 2015:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Expired unexercised	(474,443)	22.51
Outstanding – September 30, 2016	1,603,081	13.98	4.50	452

Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – September 30, 2015	2,077,524	15.92	4.33	7,509

No stock options were awarded during the three months ended September 30, 2016 or 2015. There were no forfeitures during the three months ended September 30, 2016 or 2015; however, during the three months ended September 30, 2016, 474,443 stock options awarded in August 2006, expired unexercised.

The following table presents stock options vested and expecting to vest as of September 30, 2016:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – September 30, 2016	1,603,081	13.98	4.50	452

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of September 30, 2016:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – September 30, 2016	1,448,278	14.28	4.11	452

During the three months ended September 30, 2016 and 2015, respectively, 154,803 and 330,967 stock options became exercisable. No stock options were exercised during the three months ended September 30, 2016. The Company received approximately $3.8 million from the exercise of 323,645 stock options, during the three months ended September 30, 2015. The Company issues new shares to satisfy stock option exercises.

12.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock

The following table summarizes restricted stock activity for the three months ended September 30, 2016 and 2015:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2016	589,447	7,622
Granted – August 2016	387,000	4,145
Vested – August 2016	(72,091)	735
Non-vested – September 30, 2016	904,356	11,142

Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	581
Vested – August 2015	(71,574)	1,435
Non-vested – September 30, 2015	589,447	7,622

The August 2016 grants comprise 350,000 and 37,000 shares of restricted stock awarded to executive officers and non-employee directors, respectively. The shares of restricted stock awarded to executive officers in August 2016 are subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2019. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2019 (“2019 Fundamental EPS”), as follows:

•	One-third of the shares will vest if the Company achieves 2019 Fundamental EPS of $2.60;
•	Two-thirds of the shares will vest if the Company achieves 2019 Fundamental EPS of $2.80; and
•	All of the shares will vest if the Company achieves 2019 Fundamental EPS of $3.00.

At levels of 2019 Fundamental EPS greater than $2.60 and less than $3.00, the number of shares that will vest will be determined by linear interpolation relative to 2019 Fundamental EPS of $2.80. Any shares that do not vest in accordance with the above-described conditions will be forfeited. All shares of restricted stock have been valued utilizing the closing price of shares of the Company’s common stock quoted on The Nasdaq Global Select Market on the date of grant.

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

At levels of 2018 Fundamental EPS greater than $2.88 and less than $3.76, the number of shares that will vest will be determined by linear interpolation relative to 2018 Fundamental EPS of $3.30. Any shares that do not vest in accordance with the above-described conditions will be forfeited. All shares of restricted stock have been valued utilizing the closing price of shares of the Company’s common stock quoted on The Nasdaq Global Select Market on the date of grant. The Company has reversed the stock-based compensation charge recognized to date related to the 301,537 shares of restricted stock because it believes that it is unlikely that the 2018 Fundamental EPS target will be achieved due to the dilutive impact on the fundamental EPS calculation as a result of issuance of the approximate 10 million shares to the IFC in May 2016.

12.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

The fair value of restricted stock vesting during the three months ended September 30, 2016 and 2015, respectively, was $0.7 million and $1.4 million.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a stock-based compensation (reversal) charge, net of ($1.3 million) and $0.7 million, respectively, during the three months ended September 30, 2016 and 2015, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2016
Stock-based compensation charge	$503	$-	$503
Reversal of stock compensation charge related to restricted stock	(1,827)	-	(1,827)
Total – three months ended September 30, 2016	$(1,324)	$-	$(1,324)

Three months ended September 30, 2015
Stock-based compensation charge	$726	$-	$726
Total – three months ended September 30, 2015	$726	$-	$726

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of September 30, 2016, the total unrecognized compensation cost related to stock options was approximately $0.6 million, which the Company expects to recognize over approximately one year. As of September 30, 2016, the total unrecognized compensation cost related to restricted stock awards was approximately $4.5 million, which the Company expects to recognize over approximately two years. This amount excludes the total unrecognized compensation cost as of September 30, 2016, related to restricted stock awards that the Company expects will not vest due to it not achieving the 2018 Fundamental EPS of approximately $6.0 million. As of September 30, 2016, the cumulative unrecorded stock-based compensation charge related to these awards of restricted stock that the Company has determined are expected not to vest and has not expensed in its consolidated statement of operations is approximately $2.5 million (which amount includes the $1.8 million reversed).

As of September 30, 2016 and June 30, 2016, respectively, the Company has recorded a deferred tax asset of approximately $1.5 million and 1.8 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes.

13.	Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended September 30, 2016 or 2015. Accordingly the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2016 and 2015, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

13.	Earnings per share (continued)

Diluted earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2013, August 2014, November 2014, August 2015 and August 2016, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in August 2016 and August 2015 are discussed in Note 12 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended
	September,
	2016	2015
	(in thousands except percent
	and
	per share data)
Numerator:
Net income attributable to Net1	$24,632	$23,020
Undistributed earnings	24,632	23,020
Percent allocated to common shareholders (Calculation 1)	99%	99%
Numerator for earnings per share: basic and diluted	$24,276	$22,817

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	53,053	46,209
Effect of dilutive securities:
Stock options	91	460
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	53,144	46,669

Earnings per share:
Basic	$0.46	$0.49
Diluted	$0.46	$0.49

(Calculation 1)
Basic weighted-average common shares outstanding (A)	53,053	46,209
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	53,832	46,620
Percent allocated to common shareholders (A) / (B)	99%	99%

Options to purchase 812,919 shares of the Company’s common stock at prices ranging from $10.59 to $24.46 per share were outstanding during the three months ended September 30, 2016, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of September 30, 2016.

14.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three months ended September 30, 2016 and 2015:

	Three months ended
	September 30,
	2016	2015
Cash received from interest	$4,285	$4,265
Cash paid for interest	$1,076	$939
Cash paid for income taxes	$1,503	$4,066

14.	Supplemental cash flow information (continued)

Treasury shares, at cost included in the Company’s condensed consolidated balance sheet as of June 30, 2016, includes 47,056 shares of the Company’s common stock acquired for approximately $0.5 million which were paid for on July 1, 2016. The liability for this payment was included in accounts payable on the Company’s condensed consolidated balance sheet as of June 30, 2016. The payment of approximately $0.5 million is included in acquisition of treasury stock in the Company’s condensed consolidated statement of cash flows for the three months ended September 30, 2016.

15.	Operating segments

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 23 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended September 30, 2016 and 2015, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$57,568	$5,401	$52,167
International transaction processing	46,190	-	46,190
Financial inclusion and applied technologies	63,542	6,266	57,276
Total for the three months ended September 30, 2016	$167,300	$11,667	$155,633

South African transaction processing	$55,639	$3,627	$52,012
International transaction processing	41,229	-	41,229
Financial inclusion and applied technologies	67,360	6,128	61,232
Total for the three months ended September 30, 2015	$164,228	$9,755	$154,473

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three months ended September 30, 2016 and 2015, respectively, is as follows:

	Three months ended
	September 30,
	2016	2015
Reportable segments measure of profit or loss	$34,548	$36,608
Operating income: Corporate/Eliminations	(2,367)	(5,393)
Interest income	4,304	4,275
Interest expense	(796)	(974)
Income before income taxes	$35,689	$34,516

15.	Operating segments (continued)

The following tables summarize segment information which is prepared in accordance with GAAP for the three months ended September 30, 2016 and 2015:

	Three months ended
	September,
	2016	2015
Revenues
South African transaction processing	$57,568	$55,639
International transaction processing	46,190	41,229
Financial inclusion and applied technologies	63,542	67,360
Total	167,300	164,228
Operating income (loss)
South African transaction processing	13,548	13,511
International transaction processing	5,817	6,543
Financial inclusion and applied technologies	15,183	16,554
Subtotal: Operating segments	34,548	36,608
Corporate/Eliminations	(2,367)	(5,393)
Total	32,181	31,215
Depreciation and amortization
South African transaction processing	1,157	1,795
International transaction processing	5,836	4,696
Financial inclusion and applied technologies	337	240
Subtotal: Operating segments	7,330	6,731
Corporate/Eliminations	2,874	3,384
Total	10,204	10,115
Expenditures for long-lived assets
South African transaction processing	407	1,447
International transaction processing	2,799	8,038
Financial inclusion and applied technologies	217	1,213
Subtotal: Operating segments	3,423	10,698
Corporate/Eliminations	-	-
Total	$3,423	$10,698

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

For the three months ended September 30, 2016, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended September 30, 2016, was 31.1% and was higher than the South African statutory rate as a result of additional taxes payable resulting from the finalization of a tax review in South Korea, non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary.

16.	Income tax (continued)

Income tax in interim periods (continued)

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

Uncertain tax positions

The Company utilized approximately $0.3 million of its unrecognized tax benefits during the three months ended September 30, 2016 as a result of the finalization of a tax review in South Korea. As of September 30, 2016, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of September 30, 2016 and June 30, 2016, the Company has unrecognized tax benefits of $1.7 million and $1.9 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2016, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2012. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, results of operations or cash flows.

17.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 127.4 million ($9.2 million, translated at exchange rates applicable as of September 30, 2016) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 127.4 million ($9.2 million, translated at exchange rates applicable as of September 30, 2016). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of September 30, 2016 and June 30, 2016. The maximum potential amount that the Company could pay under these guarantees is ZAR 127.4 million ($9.2 million, translated at exchange rates applicable as of September 30, 2016). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 8.

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

18.	Subsequent events

Sale of common stock

On October 6, 2016, the Company entered into stock purchase agreements with two investors under which the Company agreed to sell each of the investors 2.5 million shares of the its common stock at a price of $9.00 per share, for aggregate gross proceeds to the Company of $45.0 million. Closing of the transactions is scheduled to occur on or about November 9, 2016.

18.	Subsequent events (continued)

Strategic investments

Blue Label Telecoms

On October 4, 2016, the Company entered into a Share Subscription Agreement (the “Blue Label Subscription Agreement”) with Blue Label Telecoms Limited (“Blue Label”), a JSE-listed company which is a leading provider of prepaid electricity and airtime in South Africa. Pursuant to the Blue Label Subscription Agreement, the Company will purchase approximately 117.9 million ordinary shares of Blue Label at a price of ZAR 16.96 per share, for an aggregate purchase price of ZAR 2.0 billion ($144.3 million, translated at exchange rates applicable as of September 30, 2016) in cash. The Company expects that the proceeds from its investment in Blue Label will be used to partially fund Blue Label’s acquisition of a 45% shareholding in Cell C (Proprietary) Limited, a leading mobile provider in South Africa. Closing of the Company’s investment in Blue Label is subject to closing conditions and is expected to occur simultaneously with the closing of Blue Label’s Cell C investment.

The Company expects to fund the transaction through a combination of cash on hand, a portion of a ZAR 1.4 billion loan facility to be provided to Net1 Applied Technologies South Africa (Pty) Ltd (“Net1 SA”) from FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”) as described below and the sale of common stock referred to above.

Finbond

On October 7, 2016, the Company provided a loan of ZAR 139.2 million to Finbond in order for Finbond to partially finance its expansion strategy in the United States. Finbond expects to conclude a rights offering during the first quarter of calendar 2017 and the Company has provided an irrevocable undertaking to participate in the rights offering and convert the ZAR 139.2 million loan to Finbond shares as part of this process.

RMB Loan Facilities

On October 20, 2016, Net1 SA entered into a Common Terms Agreement, a Senior Facility A Agreement, Senior Facility B Agreement, Senior Facility C Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the “Loan Documents”) with RMB, pursuant to which, among other things, Net1 SA may borrow up to an aggregate of ZAR 1.4 billion ($101.0 million, translated at exchange rates applicable as of September 30, 2016) to finance a portion of its working capital requirements and a portion of its investment in Blue Label. The amounts available under these loans and an escrow deposit of ZAR 600 million ($43.3 million, translated at exchange rates applicable as of September 30, 2016) made by Net1 SA serve as security for a guarantee issued by RMB in favor or Blue Label (the “Guarantee”). Net1 and certain of the Company’s other subsidiaries have agreed to guarantee the obligations of Net1 SA to RMB and subordinate any claims they may have against Net1 SA and certain of its subsidiaries to RMB’s claims against such persons. The Loan Documents provide for a Facility A term loan of up to ZAR 500 million ($36.1 million), a Facility B term loan of up to ZAR 900 million ($64.9 million), amounts translated at exchange rates applicable as of September 30, 2016, and a Facility C term loan in an amount equal to the aggregate amount of voluntary prepayments of the outstanding principal amount of the Facility A loan.

Interest on the loans is payable monthly based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 1.35% for the Facility A and Facility C loans and 2.75% for the Facility B loan. The JIBAR rate was 7.1% on October 20, 2016.

Principal repayments on the Facility A and Facility B loans are due in eight equal quarterly installments, beginning on January 31, 2017, and all of the loans mature on October 20, 2018. Principal repayment on the Facility C loan is due in quarterly installments to be determined by RMB subject to the date of borrowing thereunder. Voluntary prepayments are permitted without early repayment fees or penalties.

The loans are secured by a pledge by Net1 SA of its entire equity interest in Blue Label. The Loan Documents contain customary covenants that require Net1 SA to maintain a specified total net leverage ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities.

18.	Subsequent events (continued)

Acquisitions

C4U Malta

In November 2016, the Company acquired a 100% interest in C4U Malta (“C4U”), a licensed Maltese Financial Services Authority-supervised electronic money institution, for approximately $3.9 million. C4U’s license has been passported across all member states of the European Union. The Company intends to apply for a principal membership with the major card associations as soon as possible and to integrate a robust and reliable issuing and acquiring processing platform in C4U to enable the issuance of electronic money instruments, such as electronic money accounts, prepaid cards and virtual cards, after a transitional period of integration and technology adaption. The Company plans to build and reinforce C4U such that it operates as its principal regulated electronic money institution with the ability to cover all of the Company’s financial services activities and business in the European Union.

The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2017.

Pros Software (Pty) Ltd

In October 2016, the Company acquired a 100% interest in Pros Software (Pty) Ltd (“Pros Software”), a software development and consulting services based near Johannesburg, South Africa, for ZAR 25.0 million ($1.8 million, translated at exchange rates applicable as of September 30, 2016). Pros Software performs software development and consulting services for a number of clients, including for the Company.

The purchase price allocation has not been finalized, as management has not yet analyzed in detail the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation on or before June 30, 2017.

Pro forma results of operations have not been presented because the effect of the C4U and Pros Software acquisitions, individually and in the aggregate, were not material to the Company. During the three months ended September 30, 2016, the Company incurred acquisition-related expenditure of $0.1 million related to these acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2016, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2016 and in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

Progress of financial inclusion initiatives in South Africa

At October 26, 2016, we had more than 1.6 million active EPE accounts, compared to 1.4 million at August 18, 2016. EPE is a fully transactional account created to serve the needs of South Africa’s unbanked and under-banked population, and is available to all consumers regardless of their financial or social status or whether they are SASSA recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services. However, SASSA is challenging the ability of beneficiaries to freely transact with the grants that they receive. See Part II, Item 1.—“Legal Proceedings— Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations” for additional details.

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, we have had to expand our brick-and-mortar financial services branch infrastructure and supplement our nationwide distribution with a UEPS/EMV-enabled ATM network, as well as a dedicated sales force. At September 30, 2016, we had 142 branches, 909 ATMs, and 2,096 dedicated employees.

In September 2015, we resumed marketing and business development activities in selected areas for the distribution of our simple, low-cost life insurance products and have sold approximately 215,500 new policies through October 30, 2016, in addition to the basic life insurance policy provided with every EPE account opened. We continue to recruit additional and often-times specialized staff to expand our insurance activities during fiscal 2017.

We experienced higher year-over-year growth in the demand for our loans. Tougher economic conditions in South Africa, aggravated by rising food prices as a result of widespread drought conditions and a weakening currency, has had an impact on the number of clients who qualify for our loan products.

The graph below presents the growth of the number of EPE cards and Smart Life policies:

Strategic investment

We have signed a subscription agreement with One MobiKwik Systems Private Limited, or MobiKwik, in India. MobiKwik is India's largest independent mobile payments network, with over 35 million users and 100,000 retailers. MobiKwik’s current shareholders include Sequoia Capital, Tree Line Asia, American Express, Cisco Investments, GMO Payment Gateway and MediaTek, as well as Bipin Preet Singh and Upasana Taku, the founders and executive officers. Pursuant to the subscription agreement, we have agreed to make an equity investment of up to $40.0 million in MobiKwik over the next 24 months. We made an agreed initial $15.0 million investment under this subscription agreement in August 2016. In addition, through a technology agreement, our Virtual Card technology will be integrated across all MobiKwik wallets in order to provide ubiquity across all merchants in India.

Acquisition of a strategic stake in Blue Label Telecoms

On October 5, 2016 we entered into a share subscription agreement with Blue Label Telecoms Limited, or Blue Label, to subscribe for approximately 117.9 million shares in Blue Label, at a subscription price of ZAR 16.96 per share, representing a 10% discount to ZAR 18.84, being the 30-day volume weighted average price of a Blue Label share traded on the Johannesburg Stock Exchange to September 29, 2016. The aggregate subscription consideration payable is ZAR 2.0 billion ($144.3 million, translated at exchange rates applicable as of September 30, 2016). Following implementation of the subscription, we will own approximately 15% of the issued ordinary shares in Blue Label. We will settle the subscription consideration through a combination of cash resources, debt instruments and an equity issuance of five million shares of common stock, at an issue price of $9.00 per share. Following implementation of the subscription, which is subject to the approval of Blue Label shareholders, we will be entitled to nominate a director to Blue Label’s board.

Blue Label, which operates in South Africa, Mexico and India, is listed in the Telcoms – Mobile Telcoms sector of the Main Board of the JSE, and is a market leading virtual and physical distributor of secure electronic tokens of value as well as a provider of transactional and value added services. Blue Label is in the process of acquiring a 45% interest in Cell C, one of South Africa’s three major licensed mobile network operators. For the fiscal year ended May 31, 2016, Blue Label reported revenue of ZAR 26.2 billion ($1.9 billion), EBITDA of ZAR 1.24 billion ($90.0 million) and earnings per share of ZAR 1.04 ($0.08), all amounts translated at exchange rates applicable as of September 30, 2016.

We expect that this strategic investment will assist us, Blue Label and Cell C to accelerate the growth of our combined customer bases, and facilitate cross selling opportunities between ourselves. The combination of our and Blue Label’s infrastructures is expected to envelop all areas of South Africa through our combined physical and mobile branches, associations with merchant stores and virtual distribution services via USSD, voice, internet and social media linked with traditional payment systems including EFTs, debit and credit cards and our Virtual Card solution.

In India, we are a shareholder in MobiKwik and Blue Label is a shareholder in Oxigen, and we believe that there are compelling opportunities for us to extend our collaboration through the provision of innovative payment solutions, enabling universal acceptance and value to customers of two of India’s leading digital wallet providers who also have highly developed online and offline infrastructure and capabilities. Our alliance with Blue Label is expected to further enhance the marketing of our international remittances, virtual cards and merchant financing strategies. In addition, the POS infrastructure that Blue Label has deployed in Mexico opens up new and real potential to participate in, acquiring, bill payments and remittances when combined with our technology and relationships in North America.

User access security enhancements to prepaid products

User security remains of paramount importance to us and, as we continue to evaluate and introduce non-PIN based security enhancements to our product offerings, this can, in certain cases, result in an initial drop off while the technology is rolled out, understood and adopted. We introduced our new biometric-linking feature during the first quarter of fiscal 2017, which has reduced the number of transacting users as the adoption rate scales. This in turn therefore impacted volume in prepaid sales vouchers on Umoja Manje during the quarter.

We believe that the adverse impact of the new security on sales volumes will rectify itself over time as we further entrench ourselves as the most secure, convenient and cost effective service provider in the market. Our biometric security enhancements provide the leadership in solving an industry-wide endemic of unauthorized transactions by providing non-repudiatable transaction authorizations. Our mobile vending channel now incorporates biometry - which makes it the first of its kind, and will facilitate the launch of further digital services that incorporate dual authorization-and-identification factors.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2016:

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

Recent accounting pronouncements not yet adopted as of September 30, 2016

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2016, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2016	2015	2016
ZAR : $ average exchange rate	14.0890	12.9702	14.5062
Highest ZAR : $ rate during period	14.8114	14.0282	16.8231
Lowest ZAR : $ rate during period	13.3000	12.1965	12.1965
Rate at end of period	13.8630	14.0282	14.7838

KRW : $ average exchange rate	1,121	1,169	1,173
Highest KRW : $ rate during period	1,163	1,203	1,245
Lowest KRW : $ rate during period	1,092	1,118	1,122
Rate at end of period	1,102	1,196	1,153

ZAR: US $ Exchange Rates

KRW: US $ Exchange Rates

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2016 and 2015, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30		June 30,
	2016	2015	2016
Income and expense items: $1 = ZAR .	14.1048	12.9583	14.3842
Income and expense items: $1 = KRW	1,127	1,167	1,172

Balance sheet items: $1 = ZAR	13.8630	14.0282	14.7838
Balance sheet items: $1 = KRW	1,102	1,196	1,153

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

The first quarter of fiscal 2017 includes the results of Masterpayment and T24 for the entire quarter. The first quarter of fiscal 2016 does not include Masterpayment or T24.

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before inter-segment eliminations. Reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 15 to those statements.

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

First quarter of fiscal 2017 compared to first quarter of fiscal 2016

The following factors had a significant influence on our results of operations during the first quarter of fiscal 2017 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against ZAR: The U.S. dollar appreciated by 9% against the ZAR during the first quarter of fiscal 2017, which negatively impacted our reported results;

•

Growth in lending and insurance businesses: We continued to experience volume growth and operating efficiencies in our lending and insurance businesses during the first quarter of fiscal 2017, which has resulted in an improved contribution to our financial inclusion revenue and operating income;

•

Impact of changes in specific regulations in South Korea governing fees charged on card transactions: Recently introduced regulations governing the fees that may be charged on card transactions have adversely impacted our revenues and operating income in South Korea;

•

Reversal of stock-based compensation charge of $1.8 million: We have determined that awards of restricted stock subject to performance conditions granted in fiscal 2016 are not likely to vest due to an increase in the weighted average number of shares outstanding resulting from the issuance of approximately 10 million shares of our common stock to the IFC Investors;

•

Lower prepaid sales resulting from improved security features to our Manje products: The introduction of our new biometric-linking feature was implemented this quarter and adversely impacted the number of transacting users purchasing prepaid products through our mobile channel; and

•	Ongoing contributions from EPE offering: Our EPE offering contributed to an increase in revenue and operating income as we further expanded our customer base utilizing our ATM infrastructure.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended September 30,
	2016	2015	$ %
	$ ’000	$ ’000	change
Revenue	155,633	154,473	1%
Cost of goods sold, IT processing, servicing and support	74,780	77,382	(3%	)
Selling, general and administration	38,468	35,761	8%
Depreciation and amortization	10,204	10,115	1%
Operating income	32,181	31,215	3%
Interest income	4,304	4,275	1%
Interest expense	796	974	(18%	)
Income before income tax expense	35,689	34,516	3%
Income tax expense	11,103	10,897	2%
Net income before earnings from equity-accounted investments	24,586	23,619	4%
Earnings from equity-accounted investments	659	188	251%
Net income	25,245	23,807	6%
Less net income attributable to non-controlling interest	613	787	(22%	)
Net income attributable to us	24,632	23,020	7%

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended September 30,
	2016	2015
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,195,171	2,001,708	10%
Cost of goods sold, IT processing, servicing and support	1,054,755	1,002,739	5%
Selling, general and administration	542,583	463,402	17%
Depreciation and amortization	143,926	131,073	10%
Operating income	453,907	404,494	12%
Interest income	60,707	55,397	10%
Interest expense	11,227	12,621	(11%	)
Income before income tax expense	503,387	447,270	13%
Income tax expense	156,606	141,207	11%
Net income before earnings from equity-accounted investments	346,781	306,063	13%
Earnings from equity-accounted investments	9,295	2,436	282%
Net income	356,076	308,499	15%
Less net income attributable to non-controlling interest	8,646	10,198	(15%	)
Net income attributable to us	347,430	298,301	16%

In ZAR, the increase in revenue was primarily due to more fees generated from our EPE and ATM offerings, improved lending and insurance activities, higher ad hoc terminal sales, the inclusion of T24 and Masterpayment’s businesses, more low-margin transaction fees generated from cardholders using the South African National Payment System, and an increase in the number of SASSA UEPS/EMV beneficiaries paid, which was partially offset by lower prepaid airtime sales and a lower contribution from KSNET due to regulatory changes in South Korea.

In ZAR, the increase in cost of goods sold, IT processing, servicing and support was primarily due to higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to operate our EPE and ATM offerings and expanding our branch network, and the inclusion of T24 and Masterpayment’s businesses, which was partially offset by fewer prepaid airtime sales.

In ZAR, our selling, general and administration expense increased primarily due to a higher staff complement resulting from our EPE roll-out in fiscal 2016, the impact of October 2015 annual salary increases for our South African and UK-based employees, as well as increases in goods and services purchased from third parties, which was partially offset by the reversal of stock-based compensation charges related to awards of restricted stock with performance conditions which we believe will not be achieved.

Our operating income margin for first quarter of fiscal 2017 and 2016 was 21% and 20% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase was primarily attributable the reversal of stock-based compensation charges, which was partially offset by the higher cost of goods sold, IT processing, servicing and support referred to above and an increase in depreciation expense.

Depreciation and amortization increased primarily due to an increase in depreciation related to more ATMs in South Africa and terminals used to provide transaction processing in Korea as well as an increase in acquisition-related intangible asset amortization resulting from the T24 and Masterpayment transactions. These increases were partially offset by lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated.

In ZAR, interest on surplus cash increased to $4.3 million (ZAR 60.7 million) from $4.3 million (ZAR 55.4 million), due primarily to higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the U.S. dollar cash reserves that we converted from ZAR through distributions from our South African subsidiary.

Interest expense decreased to $0.8 million (ZAR 11.2 million) from $1.0 million (ZAR 12.6 million) due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2017 tax expense was $11.1 million (ZAR 156.6 million) compared to $10.9 million (ZAR 141.2 million) in fiscal 2016. Our effective tax rate for fiscal 2017, was 31.1% and was higher than the South African statutory rate as a result of non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary. Our effective tax rate for fiscal 2016, was 31.6% and was higher than the South African statutory rate as a result of a valuation allowance for foreign tax credits and non-deductible expenses (including consulting and legal fees).

Earnings from equity-accounted investments for the first quarter of fiscal 2017, has increased primarily due to the inclusion of our portion of Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six month results during our first quarter and its annual results during our fourth quarter. We have included our portion of its interim net income in our first quarter 2017 results and expect to record the last six months of its fiscal year ended February 2017 net income in our third quarter of fiscal 2017 results.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 5	In U.S. Dollars (U.S. GAAP)
	Three months ended September 30,
	2016	% of		2015	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	57,568	37%		55,639	36%		3%
International transaction processing	46,190	30%		41,229	27%		12%
Financial inclusion and applied technologies	63,542	41%		67,360	44%		(6%	)
Subtotal: Operating segments	167,300	108%		164,228	107%		2%
Intersegment eliminations	(11,667)	(8%	)	(9,755)	(7%	)	20%
Consolidated revenue	155,633	100%		154,473	100%		1%
Operating income (loss):
South African transaction processing	13,548	42%		13,511	43%		-
International transaction processing	5,817	18%		6,543	21%		(11%	)
Financial inclusion and applied technologies	15,183	47%		16,554	53%		(8%	)
Subtotal: Operating segments	34,548	107%		36,608	117%		(6%	)
Corporate/Eliminations	(2,367)	(7%	)	(5,393)	(17%	)	(56%	)
Consolidated operating income	32,181	100%		31,215	100%		3%

Table 6	In South African Rand (U.S. GAAP)
	Three months ended September 30,
	2016			2015
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	811,985	37%		720,987	36%		13%
International transaction processing	651,501	30%		534,258	27%		22%
Financial inclusion and applied technologies	896,247	41%		872,871	44%		3%
Subtotal: Operating segments	2,359,733	108%		2,128,116	107%		11%
Intersegment eliminations	(164,562)	(8%	)	(126,408)	(7%	)	30%
Consolidated revenue	2,195,171	100%		2,001,708	100%		10%
Operating income (loss):
South African transaction processing	191,092	42%		175,080	43%		9%
International transaction processing	82,048	18%		84,786	21%		(3%	)
Financial inclusion and applied technologies	214,153	47%		214,512	53%		-
Subtotal: Operating segments	487,293	107%		474,378	117%		3%
Corporate/Eliminations	(33,386)	(7%	)	(69,884)	(17%	)	(52%	)
Consolidated operating income	453,907	100%		404,494	100%		12%

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

Our operating income margin for each of the first quarter of fiscal 2017 and 2016 was 24%. Our fiscal 2017 margin includes higher EPE revenue as a result of increased ATM transactions, an increase in inter-segment transaction processing activities, an increase in the number of beneficiaries paid in the first quarter of fiscal 2017 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System, which was partially offset by annual salary increases granted to our South African employees.

International transaction-based activities

South Korean regulators have recently introduced specific regulations governing the fees that may be charged on card transactions, as is the case in most other developed economies. These regulations have a direct impact on card issuers in South Korea and consistent with global practices, card issuers have renegotiated their fees with South Korean VAN companies, including KSNET, which has had an adverse impact on KSNET’s financial performance.

Segment revenue increased during the first quarter of fiscal 2017, primarily due to the inclusion of T24 and Masterpayment; however, this growth was partially offset by a lower contribution from KSNET due to the regulatory changes described above. Operating income during the first quarter of fiscal 2017 was lower due a decrease in revenue and an increase in depreciation expenses at KSNET and ongoing ZAZOO start-up costs in the UK and India, which was partially offset by a positive contribution by T24 and XeoHealth.

Operating income margin for the first quarter of fiscal 2017 and 2016 was 13% and 16%, respectively.

Masterpayment has commenced implementing its expansion plan and we expect to incur additional expenses in the second quarter of fiscal 2017 as it enters new markets.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue and operating income increased primarily due to from increased volumes and improved operating efficiencies in our lending and insurance businesses, and, in ZAR, an increase in inter-segment revenues, more ad hoc terminal and card sales, which was offset by fewer prepaid airtime and other value-added services sales. These sales were specifically impacted this quarter by the introduction of our new biometric-linking feature which adversely impacted the number of transacting users purchasing prepaid products through our mobile channel.

Operating income margin for the Financial inclusion and applied technologies segment was 24% and 25% during the first quarter of fiscal 2017 and 2016, respectively, and has decreased primarily due to the increase in branch infrastructure and staff compliment, which was partially offset by improved revenues from our lending and insurance businesses and an increase in inter-segment revenues.

Corporate/Eliminations

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

Our corporate expenses have decreased primarily due to reversal of stock-based compensation charges, the impact of the stronger U.S. dollar on goods and services procured in other currencies, primarily the ZAR, and lower amortization costs, partially offset by modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees.

Liquidity and Capital Resources

At September 30, 2016, our cash balances were $205.3 million, which comprised mainly ZAR-denominated balances of ZAR 1.2 billion ($87.1 million), U.S. dollar-denominated balances of $73.2 million, KRW-denominated balances of KRW 35.8 billion ($32.5 million) and other currency deposits, primarily euros, of $12.5 million. The decrease in our cash balances from June 30, 2016, was primarily due to repurchase of shares of our common stock, unscheduled repayments of our Korean debt, the investment in MobiKwik and capital expenditures, which was partially offset by the expansion of most of our core businesses, and the weakening of the U.S. dollar against our primary functional currencies.

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

Historically, we have financed most of our operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. For instance, in October 2016, we obtained loan facilities from RMB to fund a portion of our working capital requirements and a portion of the Blue Label investment. Refer to Note 18 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2016 for additional information related to these loan facilities.

We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($28.8 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. As of September 30, 2016, we have used none of the overdraft and ZAR 131.1 million ($9.5 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016, for additional information related to our short-term facilities.

As of September 30, 2016, we had outstanding long-term debt of KRW 30.0 billion (approximately $27.2 million translated at exchange rates applicable as of September 30, 2016) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.36% as of September 30, 2016) plus a margin of 3.10% for one of the term loan facilities and the revolver. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 10 billion plus all outstanding loans under our revolving credit facility). Refer to Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016 and Note 9 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2016, for additional information related to our long-term borrowings.

Cash flows from operating activities

First quarter

Net cash provided by operating activities for the first quarter of fiscal 2017 was $53.5 million (ZAR 755.2 million) compared to $28.1 million (ZAR 364.2 million) for the first quarter of fiscal 2016. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, in ZAR, the increase in cash from operating activities resulted from improved trading activity during fiscal 2017.

During the first quarter of fiscal 2017, we made an additional tax payment of $1.2 million (ZAR 16.7 million) related to our 2016 tax year in South Africa and received a refund of approximately $1.2 million (ZAR 16.6 million) related to taxes overpaid in previous tax years in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million) during the first quarter of fiscal 2017. During the first quarter of fiscal 2016, we made an additional tax payment of $3.4 million (ZAR 46.8 million) related to our 2015 tax year in South Africa. We paid dividend withholding taxes of $0.8million (ZAR 10 million) during the first quarter of fiscal 2016.

Taxes paid during the first quarter of fiscal 2017 and 2016 were as follows:

Table 7	Three months ended September 30,
	2016	2015	2016	2015
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	1,186	3,436	16,708	46,840
Taxation refunds received	(1,203)	(176)	(16,563)	(2,402)
Dividend withholding taxation	1,471	789	21,300	10,000
Total South African taxes paid	1,454	4,049	21,445	54,438
Foreign taxes paid	49	17	691	232
Total tax paid	1,503	4,066	22,136	54,670

Cash flows from investing activities

First quarter

Cash used in investing activities for the first quarter of fiscal 2017 includes capital expenditure of $3.4 million (ZAR 48.3 million), primarily for the acquisition of payment processing terminals in Korea. Our Korean capital expenditures have declined due to regulatory changes in South Korea which now prohibit the provision of payment equipment to the majority of merchants. We also paid approximately $15.3 million for a 7.5% interest in MobiKwik.

Cash used in investing activities for the first quarter of fiscal 2016 includes capital expenditure of $10.7 million (ZAR 138.8 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

Cash flows from financing activities

First quarter

During the first quarter of fiscal 2017, we paid approximately $31.6 million to repurchase 3,137,609 shares of our common stock and also paid $0.5 million, on July 1, 2016, related to settlement of amounts outstanding related to the repurchases at the end of June 2016. We also made a $26.7 million unscheduled repayment of our Korean debt and utilized approximately $0.5 million of our Korean facility to pay a portion of our quarterly interest due. In addition, we paid a dividend of approximately $0.6 million to certain of our non-controlling interests.

During the first quarter of fiscal 2016, we received approximately $3.8 million from the exercise of stock options and utilized approximately $0.7 million of our Korean borrowings to pay quarterly interest due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the second quarter of fiscal 2017 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of our ATM infrastructure and branch network in South Africa.

Our historical capital expenditures for the first quarter of fiscal 2017 and 2016 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of September 30, 2016, of $0.9 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2016:

Table 8	Payments due by Period, as of September 30, 2016 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Long-term debt obligations (A)	29,264	10,396	18,868	-	-
Operating lease obligations	9,671	5,641	3,657	373	-
Purchase obligations	2,569	2,569	-	-	-
Capital commitments	931	931	-	-	-
Other long-term obligations (B)(C)	2,793	-	-	-	2,793
Total	45,228	19,537	22,525	373	2,793

(A)	– Includes $27.2 million of long-term debt and interest payable at the rate applicable on September 30, 2016, under our Korean debt facility.

(B)	– Includes policy holder liabilities of $1.8 million related to our insurance business.

(C)

– We have excluded cross-guarantees in the aggregate amount of $9.2 million issued as of September 30, 2016, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to investment approximately $25 million in MobiKwik, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2016, as a result of changes in the Korean CD rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of September 30, 2016, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of September 30, 2016
Table 9				Estimated annual
expected interest
	Annual	Hypothetical		charge after
	expected	change in		hypothetical change in
	interest	Korean CD		Korean CD rate, as
	charge	rate, as		appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	1,215	1%		1,487
		(1%	)	942

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations

On June 3, 2016, we filed for a declaratory order with the High Court of the Republic of South Africa Gauteng Division, Pretoria, to provide certainty to us, as well as other industry stakeholders, on the interpretation of the Assistance Act and recent Regulations promulgated in terms thereof (the “Regulations”). The Regulations limit direct deductions from social grants paid to beneficiaries. We interpret the meaning of the word “deductions” to be specific to the practice of deducting amounts, historically limited to life insurance premiums from grants, before the grants are paid to social welfare beneficiaries’ bank accounts, and are of the opinion that the legislature did not intend to curtail the right of beneficiaries to transact freely once the money is deposited into their bank accounts. The matter was heard by the Court on October 17 and 18, 2016, and it has reserved judgment. We cannot predict how or when the Court will rule on our declaratory order application.

Item 1A. Risk Factors

See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

We may not achieve the expected benefits from our strategic investment in Blue Label Telecoms.

As more fully described in Part I of this Quarterly Report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” we recently announced our intention to acquire approximately 15% of the outstanding shares of Blue Label for a purchase price of ZAR 2.0 billion ($144.3 million, translated at exchange rates applicable as of September 30, 2016). Closing of the transaction is subject to approval by Blue Label’s shareholders. We expect that Blue Label will use the proceeds from our investment to help fund its acquisition of a 45% interest in Cell C Proprietary Limited, a leading mobile network operator in South Africa. Blue Label’s investment in Cell C is subject to a number of closing conditions. We believe that our investment in Blue Label and Blue Label’s investment in Cell C together should create business opportunities and synergies for us, both in South Africa and elsewhere.

We may not achieve some or all or the benefits that we expect to achieve from our investment in Blue Label. First, our investment in Blue Label is not conditioned on Blue Label’s investment in Cell C and, if the Blue Label/Cell C transaction is not completed, Blue Label’s share price may decline. Even if the Blue Label/Cell C transaction is completed, it is possible that Blue Label may not successfully execute its strategy with respect to its investment in Cell C. Furthermore, we may not be successful in cross-selling our products and services to Blue Label’s and Cell C’s customers (and vice versa). Also, although we will be entitled to appoint one member of Blue Label’s board of directors, as a minority shareholder, our influence on Blue Label will be limited, and it is possible that Blue Label may take actions that are not in our interest. Finally, we expect to utilize the bulk of our South African cash reserves and a portion of the proceeds from new loan facilities to fund the Blue Label investment. These lending facilities include customary financial covenants and undertakings that restrict us from freely operating our business, particularly in South Africa. To the extent that we do not achieve the expected benefits from our investment, our business, financial condition and results of operations may be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information relating to purchases of shares of our common stock during the first quarter of fiscal 2017:

Table 10			(c)	(d)
			Total number	Maximum
			of shares	dollar value
			purchased as	of shares that
		(b)	part of	may yet be
	(a)	Average price	publicly	purchased
	Total number	paid per	announced	under the
	of shares	share	plans or	plans or
Period	purchased	(US dollars)	programs	programs (1)
July 2016	853,464	10.04	853,464	75,508,538
August 2016	2,026,638	10.14	2,026,638	54,952,474
September 2016	257,507	9.65	257,507	52,468,000
Total	3,137,609		3,137,609

(1) On February 3, 2016, our Board of Directors approved the replenishment of our authorization to repurchase back up to an aggregate of $100 million of common stock. The authorization has no expiration date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2016.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Financial Officer, Treasurer and Secretary, Director