Form 10-Q
period 2016-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2017-02-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
YES [  ]    NO [X]

As of February 6, 2017 (the latest practicable date), 52,529,345 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at December 31, 2016 and June 30, 2016	2
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2016 and 2015	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the six months ended December 31, 2016	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2016 and 2015	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	46
Item 6.	Exhibits	46
Signatures		48
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2016	2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash, cash equivalents and restricted cash	$198,891	$223,644
Pre-funded social welfare grants receivable (Note 3)	3,915	1,580
Accounts receivable, net of allowances of – December: $3,124; June: $1,669	102,499	107,805
Finance loans receivable, net of allowances of – December: $4,203; June: $4,494	36,721	37,009
Inventory (Note 4)	14,063	10,004
Deferred income taxes	6,696	6,956
Total current assets before settlement assets	362,785	386,998
Settlement assets (Note 5)	333,242	536,725
Total current assets	696,027	923,723
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – December: $112,475; June: $99,969	45,876	54,977
EQUITY-ACCOUNTED INVESTMENTS	36,278	25,645
GOODWILL (Note 7)	180,686	179,478
INTANGIBLE ASSETS, net (Note 7)	44,339	48,556
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 6 and Note 8)	39,072	31,121
TOTAL ASSETS	1,042,278	1,263,500

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)	-	-
Accounts payable	10,649	14,097
Other payables	41,180	37,479
Current portion of long-term borrowings (Note 10)	8,288	8,675
Income taxes payable	4,426	5,235
Total current liabilities before settlement obligations	64,543	65,486
Settlement obligations (Note 5)	333,242	536,725
Total current liabilities	397,785	602,211
DEFERRED INCOME TAXES	11,139	12,559
LONG-TERM BORROWINGS (Note 10)	14,872	43,134
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	2,181	2,376
TOTAL LIABILITIES	425,977	660,280
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - December: 52,521,345; June: 55,271,954	74	74
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: December: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	223,272	223,978
TREASURY SHARES, AT COST: December: 23,621,541; June: 20,483,932	(273,238)	(241,627)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(188,643)	(189,700)
RETAINED EARNINGS	743,595	700,322
TOTAL NET1 EQUITY	505,060	493,047
REDEEMABLE COMMON STOCK	107,672	107,672
NON-CONTROLLING INTEREST	3,569	2,501
TOTAL EQUITY	616,301	603,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,042,278	$1,263,500

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$151,433	$150,281	$307,066	$304,754

EXPENSE

Cost of goods sold, IT processing, servicing and support	73,518	78,668	148,298	156,050

Selling, general and administration	41,703	36,248	80,171	72,009

Depreciation and amortization	10,623	10,586	20,827	20,701

OPERATING INCOME	25,589	24,779	57,770	55,994

INTEREST INCOME	5,061	3,664	9,365	7,939

INTEREST EXPENSE	510	1,054	1,306	2,028

INCOME BEFORE INCOME TAX EXPENSE	30,140	27,389	65,829	61,905

INCOME TAX EXPENSE (Note 17)	10,984	10,593	22,087	21,490

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	19,156	16,796	43,742	40,415

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	74	388	733	576

NET INCOME	19,230	17,184	44,475	40,991

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	589	526	1,202	1,313

NET INCOME ATTRIBUTABLE TO NET1	$18,641	$16,658	$43,273	$39,678

Net income per share, in U.S. dollars (Note 14)
Basic earnings attributable to Net1 shareholders	$0.35	$0.35	$0.81	$0.84
Diluted earnings attributable to Net1 shareholders	$0.35	$0.35	$0.81	$0.84

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Net income	$19,230	$17,184	$44,475	$40,991

Other comprehensive (loss) income
Net unrealized income on asset available for sale, net of tax	-	-	-	50
Movement in foreign currency translation reserve	(20,766)	(16,960)	1,536	(60,656)
Total other comprehensive (loss) income, net of taxes	(20,766)	(16,960)	1,536	(60,606)

Comprehensive (loss) income	(1,536)	224	46,011	(19,615)
Less comprehensive income attributable to non-controlling interest	(624)	(345)	(1,681)	(850)
Comprehensive (loss) income attributable to Net1	$(2,160)	$(121)	$44,330	$(20,465)

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the six months ended December 31, 2016 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		other	Total	Redeemable	Non-
	of		Treasury	Treasury	shares, net of	Paid-In	Retained	comprehensive	Net1	common	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	stock	Interest	Total

Balance – July 1, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$107,672	$2,501	$603,220

Repurchase of common stock (Note 11)			(3,137,609)	(31,611)	(3,137,609)				(31,611)			(31,611)

Restricted stock granted (Note 13)	387,000				387,000				-			-

Stock-based compensation charge (Note 13)						1,138			1,138			1,138

Reversal of stock comp charge (Note 13)						(1,827)			(1,827)			(1,827)

Income tax benefit from vested stock awards						(17)			(17)			(17)

Dividends paid to non-controlling interest									-		(613)	(613)

Net income							43,273		43,273		1,202	44,475

Other comprehensive income (Note 12)								1,057	1,057		479	1,536

Balance – December 31, 2016	76,142,886	$74	(23,621,541)	$(273,238)	52,521,345	$223,272	$743,595	$(188,643)	$505,060	$107,672	$3,569	$616,301

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$19,230	$17,184	$44,475	$40,991
Depreciation and amortization	10,623	10,586	20,827	20,701
Earnings from equity-accounted investments	(74)	(388)	(733)	(576)
Fair value adjustments	72	1,567	(11)	3,000
Interest payable	(23)	645	9	1,354
(Profit) Loss on disposal of property, plant and equipment	(539)	11	(473)	(84)
Stock-based compensation charge (reversal), net (Note 13)	635	965	(689)	1,691
Facility fee amortized	31	35	67	69
Dividends received from equity accounted investments	-	-	370	-
Decrease (Increase) in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	6,585	(13,847)	14,351	(31,125)
(Increase) Decrease in inventory	(3,481)	776	(3,585)	(155)
Decrease in accounts payable and other payables	(5,940)	(5,418)	(2,900)	(2,046)
Decrease in taxes payable	(11,815)	(8,859)	(859)	(1,035)
Increase (Decrease) in deferred taxes	386	789	(1,246)	(637)
Net cash provided by operating activities	15,690	4,046	69,603	32,148

Cash flows from investing activities
Capital expenditures	(3,126)	(9,947)	(6,549)	(20,645)
Proceeds from disposal of property, plant and equipment	945	269	1,014	617
Investment in MobiKwik	-	-	(15,347)	-
Loans to equity accounted investments (Note 6)	(10,044)	-	(10,044)	-
Acquisitions, net of cash acquired (Note 2)	(4,651)	-	(4,651)	-
Net change in settlement assets (Note 5)	258,166	303,810	220,772	282,227
Net cash provided by investing activities	241,290	294,132	185,195	262,199

Cash flows from financing activities
Acquisition of treasury stock (Note 11)	-	(11,186)	(32,081)	(11,186)
Repayment of long-term borrowings (Note 10)	(1,824)	-	(28,493)	-
Guarantee fee paid (Note 10)	(1,145)	-	(1,145)	-
Dividends paid to non-controlling interest	(58)	-	(613)	-
Long-term borrowings utilized (Note 10)	-	711	247	1,431
Proceeds from issue of common stock	-	-	-	3,762
Net change in settlement obligations (Note 5)	(258,166)	(303,810)	(220,772)	(282,227)
Net cash used in financing activities	(261,193)	(314,285)	(282,857)	(288,220)

Effect of exchange rate changes on cash	(2,225)	(8,086)	3,306	(22,293)
Net decrease in cash, cash equivalents and restricted cash	(6,438)	(24,193)	(24,753)	(16,166)
Cash, cash equivalents and restricted cash – beginning of period	205,329	125,610	223,644	117,583
Cash, cash equivalents and restricted cash – end of period (1)	$198,891	$101,417	$198,891	$101,417

See Notes to Unaudited Condensed Consolidated Financial Statements

(1) Cash, cash equivalents and restricted cash as of December 31, 2016, includes restricted cash of approximately $43.7 million related to the guarantee issued by FirstRand Bank Limited (acting through its Rand Merchant Bank division) as described in Note 10. This cash has been placed into an escrow account and is considered restricted as to use and therefore is classified as restricted cash. The restriction will lapse once the guarantee expires, is utilized or is cancelled.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2016 and 2015
(All amounts in tables stated in thousands or thousands of U.S. Dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for quarterly reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2016 and 2015, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

In November 2016, the FASB issued guidance regarding Restricted Cash - a consensus of the FASB Emerging Issues Task Force. This guidance amends current guidance to add or clarify the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for the Company beginning July 1, 2018, however the Company has early adopted the guidance, effective December 31, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent accounting pronouncements not yet adopted as of December 31, 2016

In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was to be effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline. The guidance is effective for the Company beginning July 1, 2018. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

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

Recent accounting pronouncements not yet adopted as of December 31, 2016 (continued)

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

Recent accounting pronouncements not yet adopted as of December 31, 2016 (continued)

In January 2017, the FASB issued guidance regarding Clarifying the Definition of a Business. This guidance provides a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance is effective for the Company beginning July 1, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

In January 2017, the FASB issued guidance regarding Simplifying the Test for Goodwill Impairment. This guidance removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The guidance is effective for the Company beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

2.	Acquisitions

The cash paid, net of cash received related to the Company’s various acquisitions during the six months ended December 31, 2016, are summarized in the table below:

2016
C4U-Malta Limited (“C4U Malta”)	$2,940
Pros Software (Pty) Ltd (“Pros Software”)	1,711
Total cash paid, net of cash received	$4,651

C4U Malta

In November 2016, the Company acquired a 100% interest in C4U Malta, a licensed Maltese Financial Services Authority-supervised electronic money institution, for approximately $3.9 million (€3.6 million translated at the foreign exchange rates applicable on the date of acquisition). C4U’s license has been passported across all member states of the European Union. The Company intends to apply for a principal membership with the major card associations as soon as possible and to integrate a robust and reliable issuing and acquiring processing platform in C4U to enable the issuance of electronic money instruments, such as electronic money accounts, prepaid cards and virtual cards, after a transitional period of integration and technology adaption. The Company plans to build and reinforce C4U such that it operates as its principal regulated electronic money institution with the ability to cover all of the Company’s financial services activities and business in the European Union.

Pros Software

In October 2016, the Company acquired a 100% interest in Pros Software, a software development and consulting services company based near Johannesburg, South Africa, for ZAR 25.0 million ($1.8 million, translated at the foreign exchange rates applicable on the date of acquisition). Pros Software performs software development and consulting services for a number of clients, including for the Company, and has a specialty practice in business intelligence.

The preliminary purchase price allocation of C4U Malta and Pros Software acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	C4U Malta	Pros Software	Total
Cash and cash equivalents	$999	$110	$1,109
Accounts receivable	983	165	1,148
Property, plant and equipment, net	30	9	39
Deferred tax assets	-	-	-
Intangible assets (Note 7)	1,078	2,311	3,389
Goodwill (Note 7)	2,475	-	2,475
Accounts payables and other payables	(1,570)	(58)	(1,628)
Income taxes payable	-	(69)	(69)
Deferred tax liabilities	(56)	(647)	(703)
Total purchase price	$3,939	$1,821	$5,760

2.	Acquisitions (continued)

The preliminary purchase price allocations are based on management estimates as of December 31, 2016, and may be adjusted up to one year following the closing of the acquisition. The Company expects to finalize the purchase price allocation on or before June 30, 2017. Pro forma results of operations have not been presented because the effect of the C4U Malta and Pros Software acquisitions, individually and in the aggregate, were not material to the Company. During the six months ended December 31, 2016, the Company incurred acquisition-related expenditure of $0.2 million related to these acquisitions. Since the closing of the C4U Malta acquisition on November 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.1 million and $0.2 million, respectively. Since the closing of the Pros Software acquisition on October 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.2 million and $0.6 million, respectively.

3.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2017 payment service commenced on January 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring system on the last two days of December 2016.

4.	Inventory

The Company’s inventory comprised the following category as of December 31, 2016 and June 30, 2016.

	December 31,	June 30,
	2016	2016
Finished goods	$14,063	$10,004
	$14,063	$10,004

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

Net change in settlement assets and net change in settlement obligations included in the unaudited condensed consolidated statement of cash flows for each of the three and six months ended December 31, 2015, have been increased by $39.4 million as a result of the restatement described in Note 2—(Significant accounting policies—Settlement assets and settlement obligations) to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

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

6.	Fair value of financial instruments (continued)

Financial instruments (continued)

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

The Company’s outstanding foreign exchange contracts are as follows: As of December 31, 2016 None.

As of June 30, 2016

Fair market
Notional amount	Strike price	value price	Maturity
EUR 573,765.00	ZAR 15.9587	ZAR 16.3393	July 20, 2016
EUR 554,494.50	ZAR 16.0643	ZAR 16.4564	August 19, 2016
EUR 465,711.00	ZAR 16.1798	ZAR 16.582	September 20, 2016
EUR 393,675.00	ZAR 16.2911	ZAR 16.7017	October 20, 2016
EUR 302,368.50	ZAR 16.4085	ZAR 16.8301	November 21, 2016

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, according to the fair value hierarchy:

	Quoted
	price in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$572	$-	$-	$572
Other	-	35	-	35
Total assets at fair value	$572	$35	$-	$607

6.	Fair value of financial instruments (continued)

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

Changes in the Company’s investment in Finbond Group Limited, or Finbond, (Level 3 that are measured at fair value on a recurring basis) were insignificant during the six months ended December 31, 2015. There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2016 and during the three months ended December 31, 2015, respectively.

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

Equity accounted investments

Finbond

On October 7, 2016, the Company provided a loan of ZAR 139.2 million ($10.0 million) to Finbond in order for Finbond to partially finance its expansion strategy in the United States. Interest on the loan is payable quarterly in arrears and is based on the London Interbank Offered Rate (“LIBOR”) in effect from time to time plus a margin of 10.00% . The LIBOR rate was 0.7717% on December 31, 2016. The loan is repayable in full at the earlier of Finbond concluding a rights offer or February 28, 2017. Finbond expects to conclude the rights offering during the first quarter of calendar 2017, and the Company has provided an irrevocable undertaking to participate in the rights offering and convert the ZAR 139.2 million loan to Finbond shares as part of this process.

7.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2016:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2016	$179,478	$-	$179,478
Acquisition of C4U Malta (Note 2)	2,475	-	2,475
Foreign currency adjustment(1)	(1,267)	-	(1,267)
Balance as of December 31, 2016	$180,686	$-	$180,686

(1) – Represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

7.	Goodwill and intangible assets, net (continued)

Goodwill (continued)

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2016	$20,425	$136,185	$22,868	$179,478
Acquisition of C4U Malta (Note 2)	-	2,475	-	2,475
Foreign currency adjustment(1)	1,554	(4,118)	1,297	(1,267)
Balance as of December 31, 2016	$21,979	$134,542	$24,165	$180,686

(1) – Represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

Intangible assets, net

Intangible assets acquired

Summarized below is the fair value of the Pros Software and C4U Malta intangible assets acquired, translated at the exchange rate applicable as of the acquisition date, and the weighted-average amortization period of the intangible assets:

	Fair value	Weighted-
	as of	average
	acquisition	amortization period
	date	(in years)
Finite-lived intangible asset:
Customer relationships – Pros Software	$2,311	0.75
Customer relationships – C4U Malta	$186	0.65
Software and unpatented technology	$147	1.25
Infinite-lived intangible asset:
Financial institution license	$745	n/a

On acquisition, the Company recognized a deferred tax liability of approximately $0.7 million related to the acquisition of the intangible assets.

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2016 and June 30, 2016:

	As of December 31, 2016			As of June 30, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships (1)	$94,654	$(55,986)	$38,668	$94,529	$(51,557)	$42,972
Software and unpatented technology (1)	30,959	(28,532)	2,427	31,452	(28,791)	2,661
FTS patent	2,789	(2,789)	-	2,592	(2,592)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,670	(4,140)	2,530	6,685	(3,762)	2,923
Total finite-lived intangible assets	139,578	(95,953)	43,625	139,764	(91,208)	48,556
Infinite-lived intangible assets:
Financial institution license	714	-	714	-	-	-
Total infinite-lived intangible assets	714	-	714	-	-	-
Total intangible assets	$140,292	$(95,953)	$44,339	$139,764	$(91,208)	$48,556

(1) Includes the customer relationships acquired as part of the Pros Software acquisition in October 2016, and the customer relationships and software and unpatented technology acquired as part of the C4U Malta acquisition in November 2016.

7.	Goodwill and intangible assets, net (continued)

Intangible assets, net (continued)

Aggregate amortization expense on the finite-lived intangible assets for the three months ended December 31, 2016 and 2015, was approximately $3.6 million and $2.5 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the six months ended December 31, 2016 and 2015, was approximately $6.5 million and $5.9 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on December 31, 2016, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2017	$14,241
2018	11,061
2019	10,391
2020	9,695
2021	4,236
Thereafter	$371

8.	Reinsurance assets and policy holder liabilities under insurance and investment contracts

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the six months ended December 31, 2016:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2016	$171	$(1,078)
Increase in policy holder benefits under insurance contracts	365	(1,811)
Claims and policyholders’ benefits under insurance contracts .	(353)	1,375
Foreign currency adjustment(3)	13	(82)
Balance as of December 31, 2016	$196	$(1,596)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

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

8.	Reinsurance assets and policy holder liabilities under insurance and investment contracts (continued)

Assets and policy holder liabilities under investment contracts

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the six months ended December 31, 2016:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2016	$528	$(528)
Increase in policy holder benefits under investment contracts .	18	(18)
Maturity of claims under investment contracts	(13)	13
Foreign currency adjustment(3)	41	(41)
Balance as of December 31, 2016	$574	$(574)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

9.	Short-term credit facilities

The Company’s short-term credit facilities are described in Note 12 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited (“Nedbank”) was ZAR 400 million ($29.2 million) and consists of (i) a primary amount of up to ZAR 200 million ($14.6 million), which is immediately available, and (ii) a secondary amount of up to ZAR 200 million ($14.6 million), which is not immediately available (all amounts denominated in ZAR and translated at exchange rates applicable as of December 31, 2016). The primary amount comprises an overdraft facility of up to ZAR 50 million ($3.5 million) and indirect and derivative facilities of up to ZAR 150 million ($10.9 million), which include letters of guarantee, letters of credit and forward exchange contracts (all amounts denominated in ZAR and translated at exchange rates applicable as of December 31, 2016).

On December 9, 2016, Nedbank issued a letter (the “Nedbank Facility Letter”) to the Company under which it agreed to temporarily increase the overdraft facility by the secondary amount of ZAR 200 million to ZAR 250 million. The increase in the overdraft to ZAR 250 million is available until the earlier of the day on which the Company issues shares to the value of $45.0 million (refer to Note 11) or the day on which FirstRand Bank Limited (acting through its Rand Merchant Bank division) repays ZAR 600 million back to the Company that is currently held in escrow related to the issuance of a ZAR 2 billion guarantee to Net1 SA (refer to Note 10).

As of December 31, 2016, the interest rate on the overdraft facility was 9.35% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the primary amount. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

As of December 31, 2016 and June 30, 2016, respectively, the Company had not utilized any of its overdraft facility. As of December 31, 2016, the Company had utilized ZAR 130.5 million ($9.5 million, translated at exchange rates applicable as of December 31, 2016) of its ZAR 150 million indirect and derivative facilities to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 18). As of June 30, 2016, the Company had utilized ZAR 131.1 million ($8.9 million, translated at exchange rates applicable as of June 30, 2016) of its ZAR 150 million indirect and derivative facilities.

Korea

The Company had not utilized any of its KRW 10 billion ($8.3 million, translated at exchange rates applicable as of December 31, 2016) overdraft facility as of December 31, 2016 or June 30, 2016. As of December 31, 2016, the interest rate on the overdraft facility was 3.47% . The facility expired in January 2017, and has been renewed through January 2018.

10.	Long-term borrowings

Korea

The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016. The current carrying value as of December 31, 2016, is $23.2 million. As of December 31, 2016, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on December 31, 2016, was 4.49% .

On July 29, 2016, the Company utilized approximately KRW 0.3 billion ($0.2 million) of its Facility C revolving credit facility to pay interest due. On the same day, the Company made unscheduled payments of KRW 20 billion ($17.8 million) towards its Facility A loan, and KRW 10 billion ($8.9 million) towards its Facility C revolving credit facility. On October 31, 2016, the Company made an unscheduled payment of KRW 2.1 billion ($1.8 million) towards its Facility A loan as a result of a distribution from KSNET paid to Net1 Korea which was contractually required to be applied against interest and principal outstanding. The next scheduled principal payment of $8.3 million (translated at exchange rates applicable as of December 31, 2016) is due on April 29, 2017.

Interest expense incurred during the three months ended December 31, 2016 and 2015, was $0.2 million and $0.7 million, respectively. Interest expense incurred during the six months ended December 31, 2016 and 2015, was $0.7 million and $1.4 million, respectively. Prepaid facility fees amortized during the three months ended December 31, 2016 and 2015, was $0.03 million and $0.04 million respectively. Prepaid facility fees amortized during the six months ended December 31, 2016 and 2015, was $0.07 million and $0.1 million, respectively.

South Africa

On October 4, 2016, the Company, through one of its subsidiaries, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), entered into a Subscription Agreement (the “Blue Label Subscription Agreement”) with Blue Label Telecoms Limited (“Blue Label”), a JSE-listed company which is a leading provider of prepaid electricity and airtime in South Africa. Pursuant to the Blue Label Subscription Agreement, Net1 SA will subscribe for approximately 117.9 million ordinary shares of Blue Label at a price of ZAR 16.96 per share, for an aggregate price of ZAR 2.0 billion.

On October 20, 2016, Net1 SA and Blue Label signed an addendum to the Blue Label Subscription Agreement which, among other things, established the subscription date and required FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”) to issue a guarantee to Blue Label for the purchase price of the Blue Label shares to be purchased by Net1 SA (the “Guarantee”). On that same date, and in connection with the Blue Label Subscription Agreement, Net1 SA entered into a Common Terms Agreement, a Senior Facility A Agreement, Senior Facility B Agreement, Senior Facility C Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the “Loan Documents”) with RMB, pursuant to which, among other things, Net1 SA may borrow up to an aggregate of ZAR 1.4 billion ($101.9 million, translated at exchange rates applicable as of December 31, 2016) to finance a portion of its working capital requirements and a portion of its investment in Blue Label. The amounts available under these loans and an escrow deposit of ZAR 600 million ($43.7 million, translated at exchange rates applicable as of December 31, 2016) made by Net1 SA serve as security for the Guarantee. Net1 and certain of the Company’s other subsidiaries have agreed to guarantee the obligations of Net1 SA to RMB and subordinate any claims they may have against Net1 SA and certain of its subsidiaries to RMB’s claims against such persons. The Loan Documents provide for a Facility A term loan of up to ZAR 500 million ($36.3 million), a Facility B term loan of up to ZAR 900 million ($64.5 million), amounts translated at exchange rates applicable as of December 31, 2016, and a Facility C term loan in an amount equal to the aggregate amount of voluntary prepayments of the outstanding principal amount of the Facility A loan.

On November 15, 2016, RMB, the Company, Net1 SA and certain of their respective affiliates entered into a letter agreement (the “Guarantee Letter”) amending the Loan Documents to extend the term of the Guarantee, as referenced therein, to February 28, 2017.

On November 16, 2016, Net1 SA and Blue Label entered into an Amended and Restated Subscription Agreement (the “A&R Agreement”) which, among other things, extended the subscription date to a date, to be specified by Blue Label, during the period between January 23, 2017 to February 28, 2017 (inclusive).

On November 15, 2016, RMB issued a new guarantee in favor of Blue Label for the purchase price of the Blue Label shares to be purchased by Net1 SA (the “New Guarantee”). In accordance with the terms of the Guarantee Letter, the New Guarantee will expire on February 28, 2017. Upon closing under the A&R Agreement, Net1 SA expects Blue Label to deliver the New Guarantee to RMB for payment of the subscription price of the Blue Label shares.

10.	Long-term borrowings (continued)

South Africa (continued)

The Company paid a guarantee fee of approximately ZAR 16.0 million ($1.1 million) during the three months ended December 31, 2016. Interest on the loans is payable monthly based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 1.35% for the Facility A and Facility C loans and 2.75% for the Facility B loan. The JIBAR rate was 7.4% on December 31, 2016.

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

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2016 and 2015, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015

Number of shares, net of treasury:
Statement of changes in equity	52,521,345	46,573,489
Less: Non-vested equity shares that have not vested (Note 13)	(904,356)	(589,447)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	51,616,989	45,984,042

Sale of common stock

On October 6, 2016, the Company entered into stock purchase agreements with two investors under which the Company agreed to sell each of the investors 2.5 million shares of the its common stock at a price of $9.00 per share, for aggregate gross proceeds to the Company of $45.0 million. On November 16, 2016, the parties amended each stock purchase agreement to have the closing date occur on the earlier of (i) a date to be specified by the Company in writing to the respective investor which date shall be no earlier than January 23, 2017, and no later than February 28, 2017; provided however, that such date must be at least five business days after such notice is delivered; and (ii) a date to be specified by the respective Investor in writing to the Company which date shall be no earlier than January 23, 2017, and no later than February 28, 2017; provided however, that such date must be at least five business days after such notice is delivered. The sale of the shares will be registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3. Each of the investors will be contractually restricted from selling or otherwise disposing of the purchased shares for a period of six months after the date of issuance.

Common stock repurchases

Executed under share repurchase authorizations

In February 2016, the Company’s Board of Directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, the Company adopted a Rule 10b5-1 trading plan for the purpose of repurchasing approximately $50 million of its common stock, which was included within the original share repurchase authorization. The Company did not repurchase any of its shares during the three months ended December 31, 2016. During the three months ended December 31, 2015, the Company repurchased 749,213 shares for approximately $11.2 million under its share repurchase authorization. During the six months ended December 31, 2016 and 2015, the Company repurchased 3,137,609 shares for approximately $31.6 million and 749,213 shares for approximately $11.2 million, respectively, under its share repurchase authorizations.

12.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2016:

	Six months ended
	December 31, 2016
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2016	$(189,700)	$-	$(189,700)
Movement in foreign currency translation reserve	1,057	-	1,057
Balance as of December 31, 2016	$(188,643)	$-	$(188,643)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and six months ended December 31, 2016 or 2015, respectively.

13.	Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2016 and 2015:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Expired unexercised	(474,443)	22.51
Outstanding – December 31, 2016	1,603,081	13.98	4.25	1,685

Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – December 31, 2015	2,077,524	15.92	4.08	3,623

No stock options were awarded during the three and six months ended December 31, 2016 or 2015. There were no forfeitures during the three months ended December 31, 2016 or during the three and six months ended December 31, 2015; however, during the six months ended December 31, 2016, 474,443 stock options awarded in August 2006, expired unexercised.

The following table presents stock options vested and expecting to vest as of December 31, 2016:

		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – December 31, 2016	1,603,081	13.98	4.25	1,685

13.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Options (continued)

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of December 31, 2016:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – December 31, 2016	1,448,278	14.28	3.87	1,646

No stock options became exercisable during the three months ended December 31, 2016 and 2015, respectively. During the six months ended December 31, 2016 and 2015, respectively, 154,803 and 373,435 stock options became exercisable. No stock options were exercised during the three and six months ended December 31, 2016, and during the three months ended December 31, 2015. The Company received approximately $3.8 million from the exercise of 323,645 stock options, during the six months ended December 31, 2015. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2016 and 2015:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2016	589,447	7,622
Granted – August 2016	387,000	4,145
Vested – August 2016	(72,091)	735
Non-vested – December 31, 2016	904,356	11,142

Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	581
Vested – August 2015	(71,574)	1,435
Non-vested – December 31, 2015	589,447	7,622

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

The fair value of restricted stock vesting during the six months ended December 31, 2016 and 2015, respectively, was $0.7 million and $1.4 million.

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a stock-based compensation charge of $0.6 million and $1.0 million, respectively, during the three months ended December 31, 2016 and 2015, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended December 31, 2016
Stock-based compensation charge	$635	$-	$635
Total – three months ended December 31, 2016 .	$635	$-	$635

Three months ended December 31, 2015
Stock-based compensation charge	$965	$-	$965
Total – three months ended December 31, 2015 .	$965	$-	$965

The Company has recorded a stock-based compensation (reversal) charge, net of ($0.7 million) and $0.7 million, respectively, during the six months ended December 31, 2016 and 2015, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Six months ended December 31, 2016
Stock-based compensation charge	$1,138	$-	$1,138
Reversal of stock compensation charge related to restricted stock	(1,827)	-	(1,827)
Total – six months ended December 31, 2016	$(689)	$-	$(689)

Six months ended December 31, 2015
Stock-based compensation charge	$1,691	$-	$1,691
Total – six months ended December 31, 2015	$1,691	$-	$1,691

13.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of December 31, 2016, the total unrecognized compensation cost related to stock options was approximately $0.5 million, which the Company expects to recognize over approximately one year. As of December 31, 2016, the total unrecognized compensation cost related to restricted stock awards was approximately $4.1 million, which the Company expects to recognize over approximately two years. This amount excludes the total unrecognized compensation cost as of December 31, 2016, related to restricted stock awards that the Company expects will not vest due to it not achieving the 2018 Fundamental EPS of approximately $6.0 million. As of December 31, 2016, the cumulative unrecorded stock-based compensation charge related to these awards of restricted stock that the Company has determined are expected not to vest and has not expensed in its consolidated statement of operations is approximately $2.9 million (which amount includes the $1.8 million reversed).

As of December 31, 2016 and June 30, 2016, respectively, the Company has recorded a deferred tax asset of approximately $1.7 million and 1.8 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes.

14.	Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three and six months ended December 31, 2016 or 2015. Accordingly the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2016 and 2015, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

Diluted earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2013, August 2014, November 2014, August 2015 and August 2016, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in August 2016 and August 2015 are discussed in Note 13 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

14.	Earnings per share (continued)

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$18,641	$16,658	$43,273	$39,678
Undistributed earnings	18,641	16,658	43,273	39,678
Percent allocated to common shareholders (Calculation 1)	98%	99%	98%	99%
Numerator for earnings per share: basic and diluted	$18,296	$16,426	$42,561	$39,177

Denominator:
Denominator for basic earnings per share: weighted- average common shares outstanding	51,549	46,429	53,301	46,413
Effect of dilutive securities:
Stock options	122	314	106	387
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	51,671	46,743	52,407	46,800

Earnings per share:
Basic	$0.35	$0.35	$0.81	$0.84
Diluted	$0.35	$0.35	$0.81	$0.84

(Calculation 1)
Basic weighted-average common shares outstanding (A)	51,549	46,429	53,301	46,413
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	52,521	47,086	53,176	47,007
Percent allocated to common shareholders (A) / (B)	98%	99%	98%	99%

Options to purchase 705,126 shares of the Company’s common stock at prices ranging from $11.23 to $24.46 per share were outstanding during the three and six months ended December 31, 2016, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of December 31, 2016.

15.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2016 and 2015:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Cash received from interest	$5,050	$3,656	$9,335	$7,921
Cash paid for interest	$496	$1,112	$1,572	$2,051
Cash paid for income taxes	$22,564	$20,256	$24,067	$24,322

Treasury shares, at cost included in the Company’s condensed consolidated balance sheet as of June 30, 2016, includes 47,056 shares of the Company’s common stock acquired for approximately $0.5 million which were paid for on July 1, 2016. The liability for this payment was included in accounts payable on the Company’s condensed consolidated balance sheet as of June 30, 2016. The payment of approximately $0.5 million is included in acquisition of treasury stock in the Company’s condensed consolidated statement of cash flows for the six months ended December 31, 2016.

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

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended December 31, 2016 and 2015, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$59,862	$5,395	$54,467
International transaction processing	44,000	-	44,000
Financial inclusion and applied technologies	59,258	6,292	52,966
Total for the three months ended December 31, 2016	$163,120	$11,687	$151,433

South African transaction processing	$52,764	$3,350	$49,414
International transaction processing	40,836	-	40,836
Financial inclusion and applied technologies	65,686	5,655	60,031
Total for the three months ended December 31, 2015	$159,286	$9,005	$150,281

The reconciliation of the reportable segments revenue to revenue from external customers for the six months ended December 31, 2016 and 2015, respectively, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$117,430	$10,796	$106,634
International transaction processing	90,190	-	90,190
Financial inclusion and applied technologies	122,800	12,558	110,242
Total for the six months ended December 31, 2016	$330,420	$23,354	$307,066

South African transaction processing	$108,403	$6,977	$101,426
International transaction processing	82,065	-	82,065
Financial inclusion and applied technologies	133,046	11,783	121,263
Total for the six months ended December 31, 2015	$323,514	$18,760	$304,754

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and six months ended December 31, 2016 and 2015, respectively, is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Reportable segments measure of profit or loss	$33,383	$29,839	$67,931	$66,447
Operating income: Corporate/Eliminations	(7,794)	(5,060)	(10,161)	(10,453)
Interest income	5,061	3,664	9,365	7,939
Interest expense	(510)	(1,054)	(1,306)	(2,028)
Income before income taxes	$30,140	$27,389	$65,829	$61,905

16.	Operating segments (continued)

The following tables summarize segment information which is prepared in accordance with GAAP for the three and six months ended December 31, 2016 and 2015:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues
South African transaction processing	$59,862	$52,764	$117,430	$108,403
International transaction processing	44,000	40,836	90,190	82,065
Financial inclusion and applied technologies	59,258	65,686	122,800	133,046
Total	163,120	159,286	330,420	323,514
Operating income (loss)
South African transaction processing	15,372	12,080	28,920	25,591
International transaction processing	3,904	4,240	9,721	10,783
Financial inclusion and applied technologies	14,107	13,519	29,290	30,073
Subtotal: Operating segments	33,383	29,839	67,931	66,447
Corporate/Eliminations	(7,794)	(5,060)	(10,161)	(10,453)
Total	25,589	24,779	57,770	55,994
Depreciation and amortization
South African transaction processing	1,137	1,600	2,294	3,395
International transaction processing	5,521	6,063	11,357	10,759
Financial inclusion and applied technologies	354	332	691	572
Subtotal: Operating segments	7,012	7,995	14,342	14,726
Corporate/Eliminations	3,611	2,591	6,485	5,975
Total	10,623	10,586	20,827	20,701
Expenditures for long-lived assets
South African transaction processing	635	1,096	1,042	2,543
International transaction processing	2,167	8,205	4,966	16,243
Financial inclusion and applied technologies	324	646	541	1,859
Subtotal: Operating segments	3,126	9,947	6,549	20,645
Corporate/Eliminations	-	-	-	-
Total	$3,126	$9,947	$6,549	$20,645

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

For the three and six months ended December 31, 2016, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2016, was 36.4% and 33.6%, respectively, and was higher than the South African statutory rate as a result of additional taxes payable resulting from the finalization of a tax review in South Korea, non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary.

17.	Income tax (continued)

Income tax in interim periods (continued)

The Company’s effective tax rate for the three and six months ended December 31, 2015, was 38.7% and 34.7%, respectively, and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of distributions from subsidiary companies in foreign jurisdictions.

Uncertain tax positions

There were no changes during the three months ended December 31, 2016. The Company utilized approximately $0.3 million of its unrecognized tax benefits during the six months ended December 31, 2016 as a result of the finalization of a tax review in South Korea. As of December 31, 2016, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of December 31, 2016 and June 30, 2016, the Company has unrecognized tax benefits of $1.7 million and $1.9 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of December 31, 2016, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2012. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, results of operations or cash flows.

18.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 130.5 million ($9.5 million, translated at exchange rates applicable as of December 31, 2016) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 130.5 million ($9.5 million, translated at exchange rates applicable as of December 31, 2016). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of December 31, 2016 and June 30, 2016. The maximum potential amount that the Company could pay under these guarantees is ZAR 130.5 million ($9.5 million, translated at exchange rates applicable as of December 31, 2016). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

Contingencies

The Company is subject to a variety of insignificant claims and suits that arise from time to time in the ordinary course of business.

Management currently believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

19.	Subsequent events

Strategic investments

Bank Frick

On January 12, 2017, the Company entered into a Share Purchase Agreement with the Kuno Frick Family Foundation (“Frick Foundation”) to acquire a 30% interest in Bank Frick & Co AG (“Bank Frick”), a fully licensed bank based in Balzers, Liechtenstein, from the Frick Foundation. The completion of the investment is subject to approval from the Liechtenstein Financial Market Authority. Following the successful completion of this investment, the Company will have a two-year option to acquire a further 35% in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. The Company and Bank Frick have jointly identified many exciting opportunities that would require funding, including for the Company’s working capital finance, card issuing and acquiring and transaction processing activities. The investment in Bank Frick provides the Company with a stable, long term and strategic relationship with a fully licensed bank. The Company and Bank Frick have agreed that approximately $30 million of the bank’s free equity will be utilized as seed capital for a fund dedicated to the Company’s future activities.

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

Recent Developments

SASSA contract

Our contract with SASSA ends on March 31, 2017. In April 2014, the South African Constitutional Court declared the contract constitutionally invalid due to certain administrative irregularities by SASSA during its tender process. The Constitutional Court suspended the invalidity of our contract until SASSA awarded a new five year contract under a fresh tender process. The Constitutional Court further ruled that if SASSA did not award a new contract, the declaration of invalidity would be further suspended until our contract expired on March 31, 2017, and SASSA was required to report to the Constitutional Court if and when it would be in a position to assume the grant distribution service. SASSA commenced a fresh tender process during 2015 but did not award a new contract as the three responses received were determined to be non-compliant. We did not participate in the 2015 tender process.

At a Parliamentary briefing session on February 1, 2017, SASSA informed the meeting that it will not be ready to assume the payment function on April 1, 2017. SASSA expressed its intention to approach the Constitutional Court to obtain permission to extend our contract.

On February 9, 2017 we received a letter from SASSA stating: “After much deliberation and following due process the South African Social Security Agency (SASSA) is now in a position to formally express its intentions to hold an exploratory meeting with Cash Paymaster Services (Pty) Ltd (CPS) on probabilities to assist in the transition of SASSA operations (while ensuring grant payment continuity) towards a new service model that must be subject to a regular procurement process.

Based on the above stated fact, SASSA requires a principle confirmation from CPS that it is amenable to agree to the proposed meeting to explore the possibilities to avail the company’s services as an interim arrangement regarding the payment of social grants for the period extending from 31 March 2017.”

We have formally responded to SASSA indicating our willingness to convene an urgent meeting as requested. It is not clear if our contract could be extended under the Public Finance Management Act or if a new transition contract would be required. We cannot predict when or if SASSA will approach the Constitutional Court, what the outcome of such approach would be, or what the terms and conditions of any agreement between SASSA and us would be. We are fully aware of the critical nature of the services we provide to millions of South Africans and the need for uninterrupted service delivery and we remain committed to assist our social grant recipients, SASSA and the South African government within the ambit of all the relevant laws and regulations.

Progress of financial inclusion initiatives in South Africa

At February 6, 2017, we had more than 1.8 million active EPE accounts, compared to 1.6 million at October 26, 2016. EPE is a fully transactional account created to serve the needs of South Africa’s unbanked and under-banked population, and is available to all consumers regardless of their financial or social status or whether they are SASSA recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services. However, SASSA is challenging the ability of beneficiaries to freely transact with the grants that they receive.

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, we have had to expand our brick-and-mortar financial services branch infrastructure and supplement our nationwide distribution with a UEPS/EMV-enabled ATM network, as well as a dedicated sales force. At December 31, 2016, we had 142 branches, 936 ATMs, and 1,895 dedicated employees.

In December 2015, we resumed marketing and business development activities in selected areas for the distribution of our simple, low-cost life insurance products and have sold approximately 280,000 new policies through January 31, 2016, in addition to the basic life insurance policy provided with every EPE account opened. We continue to recruit additional and often-times specialized staff to expand our insurance activities during fiscal 2017.

We experienced higher year-over-year growth in the demand for our loans. Tougher economic conditions in South Africa, aggravated by rising food prices as a result of widespread drought conditions and a weakening currency, has had an impact on the number of clients who qualify for our loan products.

    The graph below presents the growth of the number of EPE cards and Smart Life policies:

Bank Frick

On January 12, 2017, we acquired a 30% interest in Bank Frick & Co AG, or Bank Frick, a fully licensed bank based in Balzers, Liechtenstein. The completion of the investment is subject to approval from the Liechtenstein Financial Market Authority. Following the successful completion of this investment, the Company will have a two-year option to acquire a further 35% in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. We have jointly identified many exciting opportunities with Bank Frick’s management team that would require funding, including for the Company’s working capital finance, card issuing and acquiring and transaction processing activities. The investment in Bank Frick provides us with a stable, long term and strategic relationship with a fully licensed bank. We have agreed with Bank Frick that approximately $30 million of the bank’s free equity will be utilized as seed capital for a fund dedicated to our future activities.

User access security enhancements to prepaid products

User security remains of paramount importance to us and, as we continue to evaluate and introduce non-PIN based security enhancements to our product offerings, which can, in certain cases, result in an initial drop off while the technology is rolled out, understood and adopted. We introduced our new biometric-linking feature during the first quarter of fiscal 2017, which has reduced the number of transacting users as the adoption rate scales. This in turn therefore impacted volume in prepaid sales vouchers on Umoja Manje during the quarter.

We believe that the adverse impact of the new security on sales volumes will rectify itself over time as we further entrench ourselves as the most secure, convenient and cost effective service provider in the market. Our biometric security enhancements provide the leadership in solving an industry-wide endemic of unauthorized transactions by providing non-repudiable transaction authorizations. Our mobile vending channel now incorporates biometry - which makes it the first of its kind, and will facilitate the launch of further digital services that incorporate dual authorization-and-identification factors.

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

Recent accounting pronouncements not yet adopted as of December 31, 2016

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2016, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2016	2015	2016	2015	2016
ZAR : $ average exchange rate	13.9300	14.2261	14.0095	13.6072	14.5062
Highest ZAR : $ rate during period	14.4618	15.8939	14.8114	15.8939	16.8231
Lowest ZAR : $ rate during period	13.3634	13.0836	13.3000	12.1965	12.1965
Rate at end of period	13.7392	15.5419	13.7392	15.5419	14.7838

KRW : $ average exchange rate	1,159	1,158	1,140	1,164	1,173
Highest KRW : $ rate during period	1,210	1,187	1,210	1,203	1,245
Lowest KRW : $ rate during period	1,100	1,128	1,092	1,122	1,122
Rate at end of period	1,207	1,176	1,207	1,176	1,153

ZAR: US $ Exchange Rates

KRW: US $ Exchange Rates

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2016 and 2015, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2016	2015	2016	2015	2016
Income and expense items: $1 = ZAR .	13.9434	14.1196	14.0292	13.4906	14.3842
Income and expense items: $1 = KRW	1,172	1,161	1,152	1,165	1,172

Balance sheet items: $1 = ZAR	13.7392	15.5419	13.7392	15.5419	14.7838
Balance sheet items: $1 = KRW	1,207	1,176	1,207	1,176	1,153

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

Fiscal 2017 includes the results of Masterpayment and T24 for the entire period, Pros Software from October 1, 2016, and C4U Malta from November 1, 2016. Fiscal 2016 does not include Masterpayment, T24, Pros Software or C4U Malta.

Our operating segment revenue presented in “—Results of operations by operating segment” represents total revenue per operating segment before inter-segment eliminations. Reconciliation between total operating segment revenue and revenue presented in our unaudited condensed consolidated financial statements is included in Note 16 to those statements.

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

Second quarter of fiscal 2017 compared to second quarter of fiscal 2016

The following factors had a significant influence on our results of operations during the second quarter of fiscal 2017 as compared with the same period in the prior year:

•

Growth in lending and insurance businesses: We continued to experience volume growth and operating efficiencies in our lending and insurance businesses during the second quarter of fiscal 2017, which has resulted in an improved contribution to our financial inclusion revenue and operating income. The growth in our lending book during December 2015 resulted in a substantial increase in the allowance for doubtful finance loans receivable during the second quarter of fiscal 2016, in accordance with our policy of providing for doubtful finance loans receivable at the time that a loan is originated;

•

Ongoing contributions from EasyPay Everywhere: Growth in EPE revenue and operating income was driven primarily by ongoing adoption of our EPE offering as we further expanded our customer base utilizing our ATM infrastructure;

•	Masterpayment expansion costs: Masterpayment has incurred additional employment costs as it grows its staff complement to execute its expansion plan into new markets;
•

Impact of changes in specific regulations in South Korea governing fees charged on card transactions: The new regulations governing the fees that may be charged on card transactions have adversely impacted our revenues and operating income in South Korea;

•

Further refund related to industry-wide litigation in South Korea: Our results were positively impacted by a refund of $0.8 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized;

•

Lower prepaid sales resulting from improved security features to our Manje products: The introduction of our new biometric-linking feature was implemented this quarter and adversely impacted the number of transacting users purchasing prepaid products through our mobile channel; and

•	Higher transaction-related costs in fiscal 2017: We incurred $1.2 million in transaction-related costs pertaining to various acquisition and investment initiatives pursued during the second quarter of fiscal 2017; and
•

Tax impact of dividends from South African subsidiary in fiscal 2016: Our income tax expense for the second quarter of fiscal 2016 includes approximately $2.4 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary during October 2015, which helped reduce the impact of a weakened ZAR on our reported cash balances. The conversion of a significant portion of our ZAR cash reserves to USD negatively impacted our interest income in fiscal 2016 due the material difference between ZAR and USD deposit rates.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended December 31,
	2016	2015	$ %
	$ ’000	$ ’000	change
Revenue	151,433	150,281	1%
Cost of goods sold, IT processing, servicing and support	73,518	78,668	(7%	)
Selling, general and administration	41,703	36,248	15%
Depreciation and amortization	10,623	10,586	0%
Operating income	25,589	24,779	3%
Interest income	5,061	3,664	38%
Interest expense	510	1,054	(52%	)
Income before income tax expense	30,140	27,389	10%
Income tax expense	10,984	10,593	4%
Net income before earnings from equity-accounted investments	19,156	16,796	14%
Earnings from equity-accounted investments	74	388	(81%	)
Net income	19,230	17,184	12%
Less net income attributable to non-controlling interest	589	526	12%
Net income attributable to us	18,641	16,658	12%

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended December 31,
	2016	2015
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,111,493	2,121,908	(0%	)
Cost of goods sold, IT processing, servicing and support	1,025,093	1,110,761	(8%	)
Selling, general and administration	581,482	511,807	14%
Depreciation and amortization	148,120	149,470	(1%	)
Operating income	356,798	349,870	2%
Interest income	70,568	51,734	36%
Interest expense	7,111	14,882	(52%	)
Income before income tax expense	420,255	386,722	9%
Income tax expense	153,154	149,569	2%
Net income before earnings from equity-accounted investments	267,101	237,153	13%
Earnings from equity-accounted investments	1,032	5,478	(81%	)
Net income	268,133	242,631	11%
Less net income attributable to non-controlling interest	8,213	7,427	11%
Net income attributable to us	259,920	235,204	11%

In ZAR, the modest decrease in revenue was primarily due to lower prepaid airtime sales, fewer ad hoc terminal sales, and a lower contribution from KSNET due to regulatory changes in South Korea, which was partially offset by more fees generated from our EPE and ATM offerings, improved lending and insurance activities, the inclusion of T24 and Masterpayment’s businesses, and an increase in the number of SASSA UEPS/EMV beneficiaries paid.

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to operate our EPE and ATM offerings, and the inclusion of T24 and Masterpayment’s businesses.

In ZAR, our selling, general and administration expense increased primarily due to a higher staff complement resulting from our EPE roll-out in fiscal 2016, the impact of October 2016 annual salary increases for our South African and UK-based employees, as well as increases in goods and services purchased from third parties.

Our operating income margin for second quarter of fiscal 2017 and 2016 was 17% and 16% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase was primarily attributable to the impact of the allowance for doubtful finance loans receivable on our fiscal 2016 results and lower prepaid airtime sales in fiscal 2017, which was partially offset by the higher cost of goods sold, IT processing, servicing and support referred to above

Depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated. These decreases were partially offset by an increase in depreciation related to more ATMs in South Africa and terminals used to provide transaction processing in Korea as well as an increase in acquisition-related intangible asset amortization resulting from recent transactions, including T24 and Masterpayment.

Interest on surplus cash increased to $5.1 million (ZAR 70.6 million) from $3.7 million (ZAR 51.7 million), due primarily to higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the U.S. dollar cash reserves that we converted from ZAR through distributions from our South African subsidiary.

Interest expense decreased to $0.5 million (ZAR 7.1 million) from $1.1 million (ZAR 14.9 million) due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2017 tax expense was $11.0 million (ZAR 153.2 million) compared to $10.6 million (ZAR 149.6 million) in fiscal 2016. Our effective tax rate for fiscal 2017, was 36.4% and was higher than the South African statutory rate as a result of non-deductible expenses. Our effective tax rate for fiscal 2016, was 38.7% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $2.4 million attributable to a distribution from our South African subsidiary, which were intended to help reduce the impact of a weakening ZAR on our reported cash balances.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 5	In U.S. Dollars (U.S. GAAP)
	Three months ended December 31,
	2016	% of		2015	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	59,862	40%		52,764	35%		13%
International transaction processing	44,000	29%		40,836	27%		8%
Financial inclusion and applied technologies	59,258	39%		65,686	44%		(10%	)
Subtotal: Operating segments	163,120	108%		159,286	106%		2%
Intersegment eliminations	(11,687)	(8%	)	(9,005)	(6%	)	30%
Consolidated revenue	151,433	100%		150,281	100%		1%
Operating income (loss):
South African transaction processing	15,372	60%		12,080	49%		27%
International transaction processing	3,904	15%		4,240	17%		(8%	)
Financial inclusion and applied technologies	14,107	55%		13,519	55%		4%
Subtotal: Operating segments	33,383	130%		29,839	121%		12%
Corporate/Eliminations	(7,794)	(30%	)	(5,060)	(21%	)	54%
Consolidated operating income	25,589	100%		24,779	100%		3%

Table 6		In South African Rand (U.S. GAAP)
		Three months ended December 31,
	2016			2015
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	834,680	40%		745,007	35%		12%
International transaction processing	613,510	29%		576,588	27%		6%
Financial inclusion and applied technologies	826,258	39%		927,460	44%		(11%	)
Subtotal: Operating segments	2,274,448	108%		2,249,055	106%		1%
Intersegment eliminations	(162,955)	(8%	)	(127,147)	(6%	)	28%
Consolidated revenue	2,111,493	100%		2,121,908	100%		-
Operating income (loss):
South African transaction processing	214,338	60%		170,565	49%		26%
International transaction processing	54,435	15%		59,867	17%		(9%	)
Financial inclusion and applied technologies	196,700	55%		190,883	55%		3%
Subtotal: Operating segments	465,473	130%		421,315	121%		10%
Corporate/Eliminations	(108,675)	(30%	)	(71,445)	(21%	)	52%
Consolidated operating income	356,798	100%		349,870	100%		2%

South African transaction processing

In ZAR, the increase in segment revenue and operating income was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities, and a modest increase in the number of social welfare grants distributed.

Our operating income margin for the second quarter of fiscal 2017 and 2016 was 26% and 23%, respectively. Our fiscal 2017 margin includes higher EPE revenue as a result of increased ATM transactions, an increase in inter-segment transaction processing activities, an increase in the number of beneficiaries paid in the second quarter of fiscal 2017, which was partially offset by annual salary increases granted to our South African employees.

International transaction-based activities

South Korean regulators have recently introduced specific regulations governing the fees that may be charged on card transactions, as is the case in most other developed economies. These regulations have a direct impact on card issuers in South Korea and consistent with global practices, card issuers have renegotiated their fees with South Korean VAN companies, including KSNET, which has had an adverse impact on KSNET’s financial performance. Operating income and margin for the second quarter of fiscal 2017 was positively impacted by a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized. This refund is in addition to the $1.7 million refund received in the third quarter of fiscal 2015. We do not expect any further refunds related to this litigation and believe the matter is now closed.

Segment revenue increased during the second quarter of fiscal 2017, primarily due to the inclusion of T24 and Masterpayment; however, this growth was partially offset by a lower contribution from KSNET due to the regulatory changes described above. Operating income during the second quarter of fiscal 2017 was lower due a decrease in revenue and an increase in depreciation expenses at KSNET, losses incurred by Masterpayment as it grows its staff complement to execute its expansion plan into new markets, and ongoing ZAZOO start-up costs in the UK and India, which was partially offset by a positive contribution by T24 and the $0.8 million refund referred to above.

Operating income margin for the second quarter of fiscal 2017 and 2016 was 9% and 10%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue decreased primarily due to the introduction of our new biometric linking feature for prepaid airtime and other value added services, which adversely impacted sales, as well as fewer ad-hoc terminal sales, partially offset by increased volumes in our lending and insurance businesses, an increase in inter-segment revenues and higher card sales.

Operating income margin for the Financial inclusion and applied technologies segment was 24% and 21% during the second quarter of fiscal 2017 and 2016, respectively, and has increased primarily due to improved revenues from our lending and insurance businesses and an increase in inter-segment revenues and fewer low margin prepaid product sales, offset by fewer ad hoc terminal and annual salary increases granted to our South African employees.

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

Our corporate expenses have increased primarily due to higher transaction-related expenditures, higher amortization costs and modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees.

First half of fiscal 2017 compared to first half of fiscal 2016

The following factors had a significant influence on our results of operations during the first half of fiscal 2017 as compared with the same period in the prior year:

•

Unfavorable impact from the strengthening of the U.S. dollar against ZAR: The U.S. dollar appreciated by 4% against the ZAR during the first half of fiscal 2017, which negatively impacted our reported results;

•

Growth in lending and insurance businesses: We continued to experience volume growth and operating efficiencies in our lending and insurance businesses during the first half of fiscal 2017, which has resulted in an improved contribution to our financial inclusion revenue and operating income;

•

Ongoing contributions from EasyPay Everywhere: Growth in EPE revenue and operating income was driven primarily due to ongoing adoption of our EPE offering as we further expanded our customer base utilizing our ATM infrastructure;

•

Impact of changes in specific regulations in South Korea governing fees charged on card transactions: The new regulations governing the fees that may be charged on card transactions have adversely impacted our revenues and operating income in South Korea;

•

Lower prepaid sales resulting from improved security features to our Manje products: The introduction of our new biometric-linking feature was implemented in the first quarter of fiscal 2017 and adversely impacted the number of transacting users purchasing prepaid products through our mobile channel;

•	Higher transaction-related costs in fiscal 2017: We incurred $1.5 million in transaction-related costs pertaining to various acquisition and investment initiatives pursued during the first half of fiscal 2017; and
•

Tax impact of dividends from South African subsidiary in fiscal 2016: Our income tax expense for fiscal 2016 includes approximately $2.9 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary which helped reduce the impact of a weakened ZAR on our reported cash balances. The conversion of a significant portion of our ZAR cash reserves to USD negatively impacted our interest income in fiscal 2016 due the material difference between ZAR and USD deposit rates.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 7	(U.S. GAAP)
	Six months ended December 31,
	2016	2015	$ %
	$ ’000	$ ’000	change
Revenue	307,066	304,754	1%
Cost of goods sold, IT processing, servicing and support	148,298	156,050	(5%	)
Selling, general and administration	80,171	72,009	11%
Depreciation and amortization	20,827	20,701	1%
Operating income	57,770	55,994	3%
Interest income	9,365	7,939	18%
Interest expense	1,306	2,028	(36%	)
Income before income tax expense	65,829	61,905	6%
Income tax expense	22,087	21,490	3%
Net income before earnings from equity-accounted investments	43,742	40,415	8%
Earnings from equity-accounted investments	733	576	27%
Net income	44,475	40,991	8%
Less net income attributable to non-controlling interest	1,202	1,313	(8%	)
Net income attributable to us	43,273	39,678	9%

	In South African Rand
Table 8	(U.S. GAAP)
	Six months ended December 31,
	2016	2015
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	4,307,891	4,111,315	5%
Cost of goods sold, IT processing, servicing and support	2,080,503	2,105,208	(1%	)
Selling, general and administration	1,124,735	971,445	16%
Depreciation and amortization	292,187	279,269	5%
Operating income	810,466	755,393	7%
Interest income	131,383	107,102	23%
Interest expense	18,322	27,359	(33%	)
Income before income tax expense	923,527	835,136	11%
Income tax expense	309,863	289,913	7%
Net income before earnings from equity-accounted investments	613,664	545,223	13%
Earnings from equity-accounted investments	10,283	7,771	32%
Net income	623,947	552,994	13%
Less net income attributable to non-controlling interest	16,863	17,713	(5%	)
Net income attributable to us	607,084	535,281	13%

In ZAR, the increase in revenue was primarily due to more fees generated from our EPE and ATM offerings, improved lending and insurance activities, the inclusion of T24 and Masterpayment’s businesses, and an increase in the number of SASSA UEPS/EMV beneficiaries paid, which was partially offset by lower prepaid airtime sales, fewer ad hoc terminal sales, and a lower contribution from KSNET due to regulatory changes in South Korea.

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by higher expenses incurred from increased usage of the South African National Payment System by beneficiaries, expenses incurred to operate our EPE and ATM offerings and expanding our branch network, and the inclusion of T24 and Masterpayment’s businesses.

Our selling, general and administration expense increased primarily due to a higher staff complement resulting from our EPE roll-out in fiscal 2016, the impact of October 2016 annual salary increases for our South African and UK-based employees, as well as increases in goods and services purchased from third parties.

Our operating income margin for first half of fiscal 2017 and 2016 was 19% and 18% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The increase was primarily attributable to attributable to the impact of the allowance for doubtful finance loans receivable on our fiscal 2016 results and the reversal of stock-based compensation charges, which was partially offset by an increase in depreciation expense.

Depreciation and amortization increased primarily due to an increase in depreciation related to more ATMs in South Africa and terminals used to provide transaction processing in Korea as well as an increase in acquisition-related intangible asset amortization resulting from recent acquisitions, including T24 and Masterpayment. These increases were partially offset by lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated.

Interest on surplus cash increased to $9.4 million (ZAR 131.4 million) from $7.9 million (ZAR 107.1 million), due primarily to higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the U.S. dollar cash reserves that we converted from ZAR through distributions from our South African subsidiary.

Interest expense decreased to $1.3 million (ZAR 18.3 million) from $2.0 million (ZAR 27.4 million) due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2017 tax expense was $22.1 million (ZAR 309.9 million) compared to $21.5 million (ZAR 289.9 million) in fiscal 2016. Our effective tax rate for fiscal 2017, was 33.6% and was higher than the South African statutory rate as a result of non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary. Our effective tax rate for the first half of fiscal 2016, was 34.7% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $2.9 million attributable to distributions from our South African subsidiary.

Earnings from equity-accounted investments for the first half of fiscal 2017 have increased primarily due to the inclusion of our portion of Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six month results during our first half and its annual results during our fourth quarter. We have included our portion of its interim net income in our first half 2017 results and expect to record the last six months of its fiscal year ended February 2017 net income in our third quarter of fiscal 2017 results.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 9		In U.S. Dollars (U.S. GAAP)
		Six months ended December 31,
	2016	% of		2015	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	117,430	38%		108,403	36%		8%
International transaction processing	90,190	29%		82,065	27%		10%
Financial inclusion and applied technologies	122,800	40%		133,046	44%		(8%	)
Subtotal: Operating segments	330,420	107%		323,514	107%		2%
Intersegment eliminations	(23,354)	(7%	)	(18,760)	(7%	)	24%
Consolidated revenue	307,066	100%		304,754	100%		1%
Operating income (loss):
South African transaction processing	28,920	50%		25,591	46%		13%
International transaction processing	9,721	17%		10,783	19%		(10%	)
Financial inclusion and applied technologies	29,290	51%		30,073	54%		(3%	)
Subtotal: Operating segments	67,931	118%		66,447	119%		2%
Corporate/Eliminations	(10,161)	(18%	)	(10,453)	(19%	)	(3%	)
Consolidated operating income	57,770	100%		55,994	100%		3%

Table 10	In South African Rand (U.S. GAAP)
	Six months ended December 31,
	2016			2015
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	1,647,449	38%		1,462,422	36%		13%
International transaction processing	1,265,294	29%		1,107,106	27%		14%
Financial inclusion and applied technologies	1,722,786	40%		1,794,870	44%		(4%	)
Subtotal: Operating segments	4,635,529	107%		4,364,398	107%		6%
Intersegment eliminations	(327,638)	(7%	)	(253,083)	(7%	)	29%
Consolidated revenue	4,307,891	100%		4,111,315	100%		5%
Operating income (loss):
South African transaction processing	405,724	50%		345,238	46%		18%
International transaction processing	136,378	17%		145,469	19%		(6%	)
Financial inclusion and applied technologies	410,915	51%		405,703	54%		1%
Subtotal: Operating segments	953,017	118%		896,410	119%		6%
Corporate/Eliminations	(142,551)	(18%	)	(141,017)	(19%	)	1%
Consolidated operating income	810,466	100%		755,393	100%		7%

South African transaction processing

In ZAR, the increase in segment revenue and operating income was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities, and a modest increase in the number of social welfare grants distributed.

Our operating income margin for the first half of fiscal 2017 and 2016 was 25% and 24%, respectively. Our fiscal 2017 margin includes higher EPE revenue as a result of increased ATM transactions, an increase in inter-segment transaction processing activities, an increase in the number of beneficiaries paid in the first half of fiscal 2017 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System, which was partially offset by annual salary increases granted to our South African employees.

International transaction-based activities

Segment revenue increased during the first half of fiscal 2017, primarily due to the inclusion of T24 and Masterpayment; however, this growth was partially offset by a lower contribution from KSNET due to the regulatory changes. Operating income during the first half of fiscal 2017 was lower due a decrease in revenue and higher depreciation expenses at KSNET, losses incurred by Masterpayment as it grows its staff complement to execute its expansion plan into new markets, and ongoing ZAZOO start-up costs in the UK and India, which was partially offset by a positive contribution by T24. Operating income and margin for the first half of fiscal 2017, was also positively impacted by a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized.

Operating income margin for the first half of fiscal 2017 and 2016 was 11% and 13%, respectively.

Financial inclusion and applied technologies

In ZAR, Financial inclusion and applied technologies revenue decreased primarily due to the introduction of our new biometric linking feature for prepaid airtime and other value added services, which adversely impacted sales, as well as fewer ad-hoc terminal sales, partially offset by increased volumes in our lending and insurance businesses, an increase in inter-segment revenues and higher card sales

Operating income margin for the Financial inclusion and applied technologies segment for the first half of fiscal 2017 and 2016 was 24% and 23%, respectively, and has increased primarily due to improved revenues from our lending and insurance businesses and an increase in inter-segment revenues and fewer low margin prepaid product sales, offset by fewer ad hoc terminal sales and annual salary increases granted to our South African employees.

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

In USD, our corporate expenses have marginally decreased primarily due to reversal of stock-based compensation charges, lower provision for incentives, and the impact of the stronger U.S. dollar on goods and services procured in other currencies, primarily the ZAR, partially offset by higher transaction-related expenditures and amortization costs and modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees.

Liquidity and Capital Resources

At December 31, 2016, our cash, cash equivalents and restricted cash were $198.9 million, and includes the $43.7 million of restricted cash discussed below, and comprised mainly ZAR-denominated balances of ZAR 1.2 billion ($84.4 million), U.S. dollar-denominated balances of $69.1 million, KRW-denominated balances of KRW 40.6 billion ($36.9 million) and other currency deposits, primarily euros, of $8.5 million. The decrease in our cash balances from June 30, 2016, was primarily due to repurchase of shares of our common stock; unscheduled repayments of our Korean debt; payment of taxes; the investment in MobiKwik, C4U and Pros Software; a loan to Finbond and capital expenditures, which was partially offset by the expansion of most of our core businesses.

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

Historically, we have financed most of our operations, research and development, working capital, capital expenditures and acquisitions through our internally generated cash. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. For instance, in October 2016, we obtained loan facilities from RMB to fund a portion of our working capital requirements and a portion of the Blue Label investment. Refer to Note 10 to our unaudited condensed consolidated financial statements for the three months ended December 31, 2016 for additional information related to these loan facilities.

Our cash, cash equivalents and restricted cash presented in our unaudited condensed consolidated balance sheet as of December 31, 2016, includes restricted cash of approximately $43.7 million related to the guarantee issued by RMB as described in Note 10 to the unaudited condensed consolidated financial statements. This cash has been placed into an escrow account and is considered restricted as to use and therefore is classified as restricted cash. The restriction will lapse once the guarantee expires, is utilized or is cancelled.

We have a short-term South African credit facility with Nedbank Limited of ZAR 400 million ($29.2 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. On December 9, 2016, Nedbank issued a letter to us under which it agreed to temporarily increase the overdraft facility by the secondary amount of ZAR 200 million to ZAR 250 million. The increase in the overdraft to ZAR 250 million is available until the earlier of the day on which we issue shares to the value of $45.0 million or the day on which RMB repays ZAR 600 million back to us that is currently held in escrow related to the issuance of a ZAR 2 billion guarantee to us.

As of December 31, 2016, we used none of the overdraft and ZAR 131.1 million ($9.5 million) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016, for additional information related to our short-term facilities.

As of December 31, 2016, we had outstanding long-term debt of KRW 27.9 billion (approximately $23.2 million translated at exchange rates applicable as of December 31, 2016) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.39% as of December 31, 2016) plus a margin of 3.10% for one of the term loan facilities and the revolver. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 8.3 billion plus all outstanding loans under our revolving credit facility). Refer to Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016 and Note 10 to our unaudited condensed consolidated financial statements for the three months ended December 31, 2016, for additional information related to our long-term borrowings.

Cash flows from operating activities

Second quarter

Net cash provided by operating activities for the second quarter of fiscal 2017 was $15.7 million (ZAR 218.8 million) compared to $4.0 million (ZAR 52.4 million) for the second quarter of fiscal 2016. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, in ZAR, the increase in cash from operating activities resulted from improved trading activity during fiscal 2017.

During the second quarter of fiscal 2017, we paid South African tax of $17.8 million (ZAR 246.6 million) related to our 2017 tax year in South Africa. We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea. During the second quarter of fiscal 2016, we paid South African tax of $15.8 million (ZAR 238.1 million) related to our 2016 tax year in South Africa. We paid dividend withholding taxes of $1.8 million (ZAR 25.0 million) during the second quarter of fiscal 2016. We also paid taxes totaling $2.6 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the second quarter of fiscal 2017 and 2016 were as follows:

Table 11	Three months ended December 31,
	2016	2015	2016	2015
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	17,775	15,841	246,558	238,127
Taxation paid related to prior years	1	-	13	-
Taxation refunds received	(166)	-	(2,315)	-
Dividend withholding taxation	-	1,821	-	25,000
Total South African taxes paid	17,610	17,662	244,256	263,127
Foreign taxes paid	4,954	2,594	69,186	37,524
Total tax paid	22,564	20,256	313,442	300,651

First half

Net cash provided by operating activities for the first half of fiscal 2017 was $69.6 million (ZAR 970.4 million) compared to $32.1 million (ZAR 416.6 million) for the first half of fiscal 2016. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, in ZAR, the increase in cash from operating activities resulted from improved trading activity during fiscal 2017.

During the first half of fiscal 2017, we paid South African tax of $17.8 million (ZAR 246.6 million) related to our 2017 tax year and $1.2 million (ZAR 16.7 million) related to prior tax years. We also received a refund of approximately $1.4 million (ZAR 18.9 million) related to taxes overpaid in previous tax years in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million) during the first half of fiscal 2017. We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea. During the first half of fiscal 2016, we paid South African tax of $15.8 million (ZAR 238.1 million) related to our 2016 tax year and $3.4 million (ZAR 46.8 million) related to prior tax years. We paid dividend withholding taxes of $2.6 million (ZAR 35.0 million) during the first half of fiscal 2016. We also paid taxes totaling $2.6 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the first half of fiscal 2017 and 2016 were as follows:

Table 12	Six months ended December 31,
	2016	2015	2016	2015
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	17,775	15,841	246,558	238,127
Taxation paid related to prior years	1,187	3,436	16,721	46,840
Taxation refunds received	(1,369)	(176)	(18,878)	(2,402)
Dividend withholding taxation	1,471	2,610	21,300	35,000
Total South African taxes paid	19,064	21,711	265,701	317,565
Foreign taxes paid	5,003	2,611	69,877	37,756
Total tax paid	24,067	24,322	335,578	355,321

Cash flows from investing activities

Second quarter

Cash used in investing activities for the second quarter of fiscal 2017 includes capital expenditure of $3.1 million (ZAR 43.6 million), primarily for the acquisition of payment processing terminals in Korea. Our Korean capital expenditures have declined due to regulatory changes in South Korea which now prohibit the provision of payment equipment to the majority of merchants. We also provided a $10.0 million loan to Finbond and paid approximately $2.9 million and $1.7 million, respectively, net of cash received, to acquire 100% of each of C4U Malta and Pros Software’s ordinary shares.

Cash used in investing activities for the second quarter of fiscal 2016 includes capital expenditure of $9.9 million (ZAR 141.5 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

First half

Cash used in investing activities for the first half of fiscal 2017 includes capital expenditure of $6.5 million (ZAR 91.9 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $15.3 million for a 7.5% interest in MobiKwik; provided a $10.0 million loan to Finbond and paid approximately $2.9 million and $1.7 million, respectively, net of cash received, to acquire 100% of each of C4U Malta and Pros Software’s ordinary shares.

Cash used in investing activities for the first half of fiscal 2016 includes capital expenditure of $20.6 million (ZAR 280.9 million), primarily for the acquisition of payment processing terminals in Korea and the rollout of ATMs in South Africa.

Cash flows from financing activities

Second quarter

During the second quarter of fiscal 2017, we made a $1.8 million unscheduled repayment of our Korean debt and paid a guarantee fee of $1.1 million related to the guarantee issued by RMB.

During the second quarter of fiscal 2016, we acquired 749,213 shares of our common stock for approximately $11.2 million and utilized approximately $0.7 million of our Korean borrowings to pay quarterly interest due.

First half

During the first half of fiscal 2017, we paid approximately $31.6 million to repurchase 3,137,609 shares of our common stock and also paid $0.5 million, on July 1, 2016, related to settlement of amounts outstanding related to the repurchases at the end of June 2016. We also made a $28.5 million unscheduled repayment of our Korean debt. In addition, we paid a guarantee fee of $1.1 million related to the guarantee issued by RMB and paid a dividend of approximately $0.6 million to certain of our non-controlling interests.

During the first half of fiscal 2016, we received approximately $3.8 million from the exercise of stock options, acquired 749,213 shares of our common stock for approximately $11.2 million, and utilized approximately $1.4 million of our Korean borrowings to pay quarterly interest due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the third quarter of fiscal 2017 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of our ATM infrastructure and branch network in South Africa.

Our historical capital expenditures for the second quarter of fiscal 2017 and 2016 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of December 31, 2016, of $0.1 million related mainly to the procurement of equipment. We expect to fund these expenditures through internally-generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016:

Table 13	Payments due by Period, as of December 31, 2016 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Acquisition of Blue Label (A)	145,569	145,569	-	-	-
Long-term debt obligations (B)	24,495	9,086	15,409	-	-
Operating lease obligations	9,130	5,931	2,897	302	-
Purchase obligations	834	834	-	-	-
Capital commitments	75	75	-	-	-
Other long-term obligations (C)(D)	2,181	-	-	-	2,181
Total	182,284	161,495	18,306	302	2,181

(A)

– We have agreed to purchase 117.9 million ordinary shares of Blue Label for an aggregate purchase price of ZAR 2.0 billion ($145.6 million, translated at exchange rates applicable as of December 31, 2016), and expect to fund the transaction through a combination of cash on hand and a portion of a ZAR 1.4 billion loan facility to be provided to us by RMB (refer also Notes 10 and 19 to our unaudited condensed consolidated financial statements).

(B)	– Includes $23.2 million of long-term debt and interest payable at the rate applicable on December 31, 2016, under our Korean debt facility.

(C)	– Includes policy holder liabilities of 2.2 million related to our insurance business.

(D)

– We have excluded cross-guarantees in the aggregate amount of $9.5 million issued as of December 31, 2016, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to investment approximately $25 million in MobiKwik, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2016, as a result of changes in the Korean CD rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of December 31, 2016, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2016
Table 14				Estimated annual
expected interest
	Annual	Hypothetical		charge after
	expected	change in		hypothetical change in
	interest	Korean CD		Korean CD rate, as
	charge	rate, as		appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	1,040	1%		1,272
		(1%	)	808

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth in “Item 1A Risk Factors in Part II of our Form 10-Q for the quarter ended September 30, 2016, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.33	Subscription Agreement, dated October 4, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited		8-K	10.33	October 6, 2016
10.34	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.		8-K	10.34	October 6, 2016
10.35	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.		8-K	10.35	October 6, 2016
10.36	First Addendum to Subscription Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa (Pty) Ltd and Blue Label Telecoms Limited		8-K	10.36	October 25, 2016
10.37	Common Terms Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.37	October 25, 2016
10.38	Senior Facility A Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.38	October 25, 2016
10.39	Senior Facility B Agreement, dated October 20, 2016. between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.39	October 25, 2016
10.40	Senior Facility C Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.40	October 25, 2016
10.41	Subordination Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net1 UEPS Technologies, Inc., the persons listed in Schedule 1 thereto, the persons listed in Schedule 2 thereto, the persons listed in Schedule 3 thereto and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.41	October 25, 2016
10.42	Security Cession & Pledge, dated October 20, 2016, given by Net1 Applied Technologies South Africa Proprietary Limited in favor of FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division), and each of the other secured creditors set forth therein.		8-K	10.42	October 25, 2016
10.43	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.		8-K	10.43	November 4, 2016
10.44	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.		8-K	10.44	November 4, 2016

10.45	Amended and Restated Subscription Agreement, dated November 16, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited		8-K	10.45	November 18, 2016
10.46	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated November 15, 2016		8-K	10.46	November 18, 2016
10.47	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated November 15, 2016		8-K	10.47	November 18, 2016
10.48	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.		8-K	10.48	November 18, 2016
10.49	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.		8-K	10.49	November 18, 2016
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2017.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer, Chairman of the Board and Director

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Financial Officer, Treasurer and Secretary, Director