Form 10-Q
period 2017-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2017-05-04
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 OR

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
YES [X]         NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

[ ]	Large accelerated filer	[X]	Accelerated filer

[ ]	Non-accelerated filer	[ ]	Smaller reporting company
(do not check if a smaller reporting company)

[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]         NO [X ]

As of May 2, 2017 (the latest practicable date), [57,590,085] shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and June 30, 2016	2
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2017 and 2016	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the nine months ended March 31, 2017	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2017 and 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 6.	Exhibits	46
Signatures		50
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.55
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2017	2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 15)	$222,972	$223,644
Restricted cash (Note 15)	44,735	-
Pre-funded social welfare grants receivable (Note 3)	1,615	1,580
Accounts receivable, net of allowances of – March: $3,362; June: $1,669	122,540	107,805
Finance loans receivable, net of allowances of – March: $3,536; June: $4,494	43,539	37,009
Inventory (Note 4)	10,560	10,004
Deferred income taxes	6,841	6,956
Total current assets before settlement assets	452,802	386,998
Settlement assets (Note 5)	513,713	536,725
Total current assets	966,515	923,723
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of –
March: $124,527; June: $99,969	43,901	54,977
EQUITY-ACCOUNTED INVESTMENTS	38,920	25,645
GOODWILL (Note 7)	190,174	179,478
INTANGIBLE ASSETS, net (Note 7)	42,904	48,556
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 6 and Note 8)	39,281	31,121
TOTAL ASSETS	1,321,695	1,263,500

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)	-	-
Accounts payable	13,555	14,097
Other payables	38,319	37,479
Current portion of long-term borrowings (Note 10)	8,941	8,675
Income taxes payable	11,223	5,235
Total current liabilities before settlement obligations	72,038	65,486
Settlement obligations (Note 5)	513,713	536,725
Total current liabilities	585,751	602,211
DEFERRED INCOME TAXES	11,143	12,559
LONG-TERM BORROWINGS (Note 10)	16,335	43,134
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	2,725	2,376
TOTAL LIABILITIES	615,954	660,280
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - March: 57,590,085; June: 55,271,954	79	74
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: March: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	269,533	223,978
TREASURY SHARES, AT COST: March: 23,621,541; June: 20,483,932	(273,238)	(241,627)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(164,510)	(189,700)
RETAINED EARNINGS	761,987	700,322
TOTAL NET1 EQUITY	593,851	493,047
REDEEMABLE COMMON STOCK	107,672	107,672
NON-CONTROLLING INTEREST	4,218	2,501
TOTAL EQUITY	705,741	603,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,321,695	$1,263,500

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)

REVENUE	$147,944	$134,736	$455,010	$439,490

EXPENSE

Cost of goods sold, IT processing, servicing and support	70,912	63,266	219,210	219,316

Selling, general and administration	42,195	35,998	122,366	108,007

Depreciation and amortization	10,290	9,281	31,117	29,982

OPERATING INCOME	24,547	26,191	82,317	82,185

INTEREST INCOME	5,124	3,345	14,489	11,284

INTEREST EXPENSE	467	852	1,773	2,880

INCOME BEFORE INCOME TAX EXPENSE	29,204	28,684	95,033	90,589

INCOME TAX EXPENSE (Note 17)	10,233	9,816	32,320	31,306

NET INCOME BEFORE EARNINGS FROM

EQUITY-ACCOUNTED INVESTMENTS	18,971	18,868	62,713	59,283

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	45	2	778	578

NET INCOME	19,016	18,870	63,491	59,861

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	624	450	1,826	1,763

NET INCOME ATTRIBUTABLE TO NET1	$18,392	$18,420	$61,665	$58,098

Net income per share, in U.S. dollars (Note 14)
Basic earnings attributable to Net1 shareholders	$0.34	$0.40	$1.16	$1.24
Diluted earnings attributable to Net1 shareholders	$0.34	$0.40	$1.16	$1.23

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Net income	$19,016	$18,870	$63,491	$59,861

Other comprehensive income (loss)
Net unrealized income on asset available for sale, net of tax	-	642	-	692
Movement in foreign currency translation reserve	24,158	14,359	25,694	(46,297)
Total other comprehensive income (loss), net of taxes	24,158	15,001	25,694	(45,605)

Comprehensive income	43,174	33,871	89,185	14,256
Less comprehensive income attributable to non-controlling interest	(649)	(509)	(2,330)	(1,359)
Comprehensive income attributable to Net1	$42,525	$33,362	$86,855	$12,897

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the nine months ended March 31, 2017 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Redeemable	Non-
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Common	Controlling
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Stock	Interest	Total

Balance – July 1, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$107,672	$2,501	$603,220

Sale of common stock (Note 11)	5,000,000	5			5,000,000	44,995			45,000			45,000

Repurchase of common stock (Note 11)			(3,137,609)	(31,611)	(3,137,609)				(31,611)			(31,611)

Restricted stock granted (Note 13)	387,000				387,000				-			-

Exercise of stock option (Note 13)	68,740				68,740	629			629			629

Stock-based compensation charge (Note 13)						1,759			1,759			1,759

Reversal of stock compensation charge (Note 13)						(1,827)			(1,827)			(1,827)

Utilization of APIC pool related to vested restricted stock						(1)			(1)			(1)

Dividends paid to non-controlling interest									-		(613)	(613)

Net income							61,665		61,665		1,826	63,491

Other comprehensive income (Note 12)								25,190	25,190		504	25,694

Balance – March 31, 2017	81,211,626	$79	(23,621,541)	$(273,238)	57,590,085	$269,533	$761,987	$(164,510)	$593,851	$107,672	$4,218	$705,741

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$19,016	$18,870	$63,491	$59,861
Depreciation and amortization	10,290	9,281	31,117	29,982
Earnings from equity-accounted investments	(45)	(2)	(778)	(578)
Fair value adjustments	(50)	(2,387)	(61)	613
Interest payable	75	343	84	1,697
Profit on disposal of property, plant and equipment	(98)	(29)	(571)	(113)
Gain on fair value of T24	-	(1,909)	-	(1,909)
Stock-based compensation charge (reversal), net (Note 13)	621	954	(68)	2,645
Facility fee amortized	27	34	94	103
Dividends received from equity-accounted investments	-	-	370	-
(Increase) Decrease in accounts receivable, pre- funded social welfare grants receivable and finance loans receivable	(16,612)	15,914	(2,261)	(15,211)
Decrease (Increase) in inventory	3,893	(340)	308	(495)
(Decrease) Increase in accounts payable and other payables	(1,486)	4,009	(4,386)	1,563
Increase in taxes payable	6,678	4,479	5,819	3,444
Decrease in deferred taxes	(506)	(19)	(1,752)	(256)
Net cash provided by operating activities	21,803	49,198	91,406	81,346
Cash flows from investing activities
Capital expenditures	(1,949)	(8,053)	(8,498)	(28,698)
Proceeds from disposal of property, plant and equipment	330	136	1,344	753
Investment in MobiKwik	-	-	(15,347)	-
Loans to equity accounted investments (Note 6)	(2,000)	-	(12,044)	-
Acquisitions, net of cash acquired (Note 2)	-	(1,666)	(4,651)	(1,666)
Acquisition of available for sale securities	-	(8,900)	-	(8,900)
Other investing activities	-	(5)	-	(5)
Net change in settlement assets (Note 5)	(165,945)	(111,118)	54,827	171,516
Net cash (used in) provided by investing activities	(169,564)	(129,606)	15,631	133,000
Cash flows from financing activities
Proceeds from issue of common stock (Note 11 and Note 13)	45,629	-	45,629	3,762
Acquisition of treasury stock (Note 11)	-	(12,726)	(32,081)	(23,912)
Repayment of long-term borrowings (Note 10)	-	-	(28,493)	-
Guarantee fee paid (Note 10)	-	-	(1,145)	-
Dividends paid to non-controlling interest	-	-	(613)	-
Long-term borrowings utilized (Note 10)	274	676	521	2,107
Net change in settlement obligations (Note 5)	165,955	111,118	(54,817)	(171,516)
Net cash used in (provided by) financing activities	211,858	99,068	(70,999)	(189,559)
Effect of exchange rate changes on cash	4,719	3,192	8,025	(19,101)
Net increase in cash, cash equivalents and restricted cash	68,816	21,852	44,063	5,686
Cash, cash equivalents and restricted cash – beginning of period	198,891	101,417	223,644	117,583
Cash, cash equivalents and restricted cash – end of period (Note 15)	$267,707	$123,269	$267,707	$123,269

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2017 and 2016
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1.         Basis of Presentation and Summary of Significant Accounting Policies

            Unaudited Interim Financial Information

             The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2017 and 2016, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

             References to the “Company” refer to Net1 and its consolidated subsidiaries, collectively, unless the context otherwise requires. References to “Net1” are references solely to Net 1 UEPS Technologies, Inc.

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

              Recent accounting pronouncements not yet adopted as of March 31, 2017

             In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was to be effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to March 2017. Public companies may elect to adopt the standard along the original timeline. The guidance is effective for the Company beginning July 1, 2018. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

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

             Recent accounting pronouncements not yet adopted as of March 31, 2017 (continued)

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

             In February 2016, the FASB issued guidance regarding Leases. The guidance increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. The amendments to current lease guidance include the recognition of assets and liabilities by lessees for those leases currently classified as operating leases. The guidance also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for the Company beginning July 1, 2019. Early adoption is permitted. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

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

             In June 2016, the FASB issued guidance regarding Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company beginning July 1, 2020. Early adoption is permitted beginning July 1, 2019. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

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

             Recent accounting pronouncements not yet adopted as of March 31, 2017 (continued)

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

2.         Acquisitions

             The cash paid, net of cash received related to the Company’s various acquisitions during the nine months ended March 31, 2017, are summarized in the table below:

2017
C4U-Malta Limited (“C4U Malta”)	$2,940
Pros Software (Pty) Ltd (“Pros Software”)	1,711
Total cash paid, net of cash received	$4,651

                      C4U Malta

             In November 2016, the Company acquired a 100% interest in C4U Malta, a licensed Malta Financial Services Authority-supervised electronic money institution, for approximately $3.9 million (€3.6 million translated at the foreign exchange rates applicable on the date of acquisition). C4U Malta’s license has been passported across all member states of the European Union. The Company intends to apply for a principal membership with the major card associations and to integrate a robust and reliable issuing and acquiring processing platform in C4U Malta to enable the issuance of electronic money instruments, such as electronic money accounts, prepaid cards and virtual cards, after a transitional period of integration and technology adaption. The Company plans to build and reinforce C4U Malta such that it operates as its principal regulated electronic money institution with the ability to cover all of the Company’s financial services activities and business in the European Union.

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

            The preliminary purchase price allocation of the C4U Malta and Pros Software acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

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

2.         Acquisitions (continued)

             The preliminary purchase price allocations are based on management estimates as of March 31, 2017, and may be adjusted up to one year following the closing of the C4U Malta and Pros Software acquisitions. The Company expects to finalize the purchase price allocation on or before June 30, 2017. Pro forma results of operations have not been presented because the effect of the C4U Malta and Pros Software acquisitions, individually and in the aggregate, were not material to the Company. During the nine months ended March 31, 2017, the Company incurred acquisition-related expenditure of $0.2 million related to the C4U Malta and Pros Software acquisitions. Since the closing of the C4U Malta acquisition on November 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.2 million and $0.4 million, respectively. Since the closing of the Pros Software acquisition on October 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.4 million and $1.2 million, respectively.

3.         Pre-funded social welfare grants receivable

             Pre-funded social welfare grants receivable represents amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2017 payment service commenced on April 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring system on March 31, 2017.

4.         Inventory

              The Company’s inventory comprised the following category as of March 31, 2017 and June 30, 2016.

	March 31,	June 30,
	2017	2016
Finished goods	$10,560	$10,004
	$10,560	$10,004

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

             Net change in settlement assets and net change in settlement obligations included in the unaudited condensed consolidated statement of cash flows for the three and nine months ended March 31, 2016, have been increased by $19.7 million and $59.5 million, respectively, as a result of the restatement described in Note 2—(Significant accounting policies—Settlement assets and settlement obligations) to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

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

                              Translation risk

             Translation risk relates to the risk that the Company’s results of operations will vary significantly as the U.S. dollar is its reporting currency, but it earns most of its revenues and incurs most of its expenses in ZAR. The U.S. dollar to ZAR exchange rate has fluctuated significantly over the past three years. As exchange rates are outside of the Company’s control, there can be no assurance that future fluctuations will not adversely affect the Company’s results of operations and financial condition.

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

              As of March 31, 2017

              None.

              As of June 30, 2016

Fair market
Notional amount	Strike price	value price	Maturity
EUR 573,765.00	ZAR 15.9587	ZAR 16.3393	July 20, 2016
EUR 554,494.50	ZAR 16.0643	ZAR 16.4564	August 19, 2016
EUR 465,711.00	ZAR 16.1798	ZAR 16.582	September 20, 2016
EUR 393,675.00	ZAR 16.2911	ZAR 16.7017	October 20, 2016
EUR 302,368.50	ZAR 16.4085	ZAR 16.8301	November 21, 2016

             The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2017, according to the fair value hierarchy:

	Quoted
	price in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business (included in other long-term assets):
Cash and cash equivalents	$605	$-	$-	$605
Other	-	38	-	38
Total assets at fair value	$605	$38	$-	$643

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

             Changes in the Company’s investment in Finbond Group Limited, or Finbond, (Level 3 that are measured at fair value on a recurring basis) were insignificant during the nine months ended March 31, 2016. There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2017 and during the three months ended March 31, 2016, respectively.

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

              Equity accounted investments

                      Finbond

             On October 7, 2016, the Company provided a loan of ZAR 139.2 million ($10.0 million, translated at the foreign exchange rates applicable on the date of the loan) to Finbond in order for Finbond to partially finance its expansion strategy in the United States. Interest on the loan is payable quarterly in arrears and is based on the London Interbank Offered Rate (“LIBOR”) in effect from time to time plus a margin of 10.00% . The LIBOR rate was 1.064% on March 31, 2017. The loan was initially repayable in full at the earlier of Finbond concluding a rights offer or February 28, 2017, but the agreement has subsequently been amended to extend this date to August 31, 2017. The Company has provided an irrevocable undertaking to participate in the rights offering and convert the ZAR 139.2 million loan to Finbond shares as part of this process.

              Strategic investments

                      Bank Frick

             On January 12, 2017, the Company entered into a share purchase agreement with the Kuno Frick Family Foundation (“Frick Foundation”) to acquire a 30% interest in Bank Frick & Co AG (“Bank Frick”), a fully licensed bank based in Balzers, Liechtenstein, from the Frick Foundation for approximately CHF 39.8 million ($39.7 million translated at exchange rates applicable as of March 31, 2017). The completion of the investment is subject to approval from the Financial Market Authority Liechtenstein. Following the successful completion of this investment, the Company will have a two-year option to acquire a further 35% interest in Bank Frick.

6.         Fair value of financial instruments (continued)

             Strategic investments (continued)

             Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. The Company and Bank Frick have jointly identified several funding opportunities, including for the Company’s working capital finance, card issuing and acquiring and transaction processing activities. The pending investment in Bank Frick has the potential to provide the Company with a stable, long term and strategic relationship with a fully licensed bank. The Company and Bank Frick have agreed that approximately $30 million of the Bank Frick’s free equity will be utilized as seed capital for a fund dedicated to the Company’s future activities.

7.         Goodwill and intangible assets, net Goodwill

              Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2017:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2016	$179,478	$-	$179,478
Acquisition of C4U Malta (Note 2)	2,475	-	2,475
Foreign currency adjustment(1)	8,221	-	8,221
Balance as of March 31, 2017	$190,174	$-	$190,174

             (1) – Represents the effects of the fluctuations between the South African rand, euro and the Korean won, and the U.S. dollar on the carrying value.

              Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2016	$20,425	$136,185	$22,868	$179,478
Acquisition of C4U Malta (Note 2)	-	2,475	-	2,475
Foreign currency adjustment(1)	2,087	4,387	1,747	8,221
Balance as of March 31, 2017	$22,512	$143,047	$24,615	$190,174

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

7.         Goodwill and intangible assets, net (continued)

              Intangible assets, net (continued)

                      Carrying value and amortization of intangible assets

             Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2017 and June 30, 2016:

	As of March 31, 2017			As of June 30, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships (1)	$100,487	$(62,992)	$37,495	$94,529	$(51,557)	$42,972
Software and unpatented
technology (1)	32,951	(30,682)	2,269	31,452	(28,791)	2,661
FTS patent	2,857	(2,857)	-	2,592	(2,592)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,998	(4,583)	2,415	6,685	(3,762)	2,923
Total finite-lived intangible assets	147,799	(105,620)	42,179	139,764	(91,208)	48,556
Infinite-lived intangible assets:
Financial institution license	725	-	725	-	-	-
Total infinite-lived intangible assets	725	-	725	-	-	-
Total intangible assets	$148,524	$(105,620)	$42,904	$139,764	$(91,208)	$48,556

(1) Includes the customer relationships acquired as part of the Pros Software acquisition in October 2016, and the customer relationships and software and unpatented technology acquired as part of the C4U Malta acquisition in November 2016.

             Aggregate amortization expense on the finite-lived intangible assets for the three months ended March 31, 2017 and 2016, was approximately $3.7 million and $2.3 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2017 and 2016, was approximately $10.2 million and $8.2 million, respectively.

             Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2017, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2017	$14,922
2018	11,655
2019	10,961
2020	10,254
2021	4,428
Thereafter	$380

8.         Reinsurance assets and policyholder liabilities under insurance and investment contracts

             Reinsurance assets and policyholder liabilities under insurance contracts

             Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the nine months ended March 31, 2017:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2016	$171	$(1,078)
Increase in policyholder benefits under insurance contracts	454	(3,178)
Claims and policyholders’ benefits under insurance contracts .	(448)	2,539
Foreign currency adjustment(3)	18	(110)
Balance as of March 31, 2017	$195	$(1,827)

(1) Included in other long-term assets.
(2) Included in other long-term liabilities.
(3) Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

8.         Reinsurance assets and policyholder liabilities under insurance and investment contracts (continued)

             Reinsurance assets and policyholder liabilities under insurance contracts (continued)

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

             Assets and policyholder liabilities under investment contracts

             Summarized below is the movement in assets and policyholder liabilities under investment contracts during the nine months ended March 31, 2017:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2016	$528	$(528)
Increase in policyholder benefits under investment contracts	35	(35)
Maturity of claims under investment contracts	(13)	13
Foreign currency adjustment(3)	55	(55)
Balance as of March 31, 2017	$605	$(605)

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

             South Africa

             The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited (“Nedbank”) was ZAR 400 million ($29.8 million) and consists of (i) a primary amount of up to ZAR 200 million ($14.9 million), which is immediately available, and (ii) a secondary amount of up to ZAR 200 million ($14.9 million), which is not immediately available (all amounts denominated in ZAR and translated at exchange rates applicable as of March 31, 2017). The primary amount comprises an overdraft facility of up to ZAR 50 million ($3.7 million) and indirect and derivative facilities of up to ZAR 150 million ($11.2 million), which include letters of guarantee, letters of credit and forward exchange contracts (all amounts denominated in ZAR and translated at exchange rates applicable as of March 31, 2017).

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

             As of March 31, 2017, the interest rate on the overdraft facility was 9.35% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the primary amount. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

9.         Short-term credit facilities (continued)

             South Africa (continued)

             As of March 31, 2017 and June 30, 2016, respectively, the Company had not utilized any of its overdraft facility. As of March 31, 2017, the Company had utilized ZAR 130.5 million ($9.7 million, translated at exchange rates applicable as of March 31, 2017) of its ZAR 150 million indirect and derivative facilities to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 18). As of June 30, 2016, the Company had utilized ZAR 131.1 million ($8.9 million, translated at exchange rates applicable as of June 30, 2016) of its ZAR 150 million indirect and derivative facilities.

             Korea

             The Company had not utilized any of its KRW 10 billion ($8.9 million, translated at exchange rates applicable as of March 31, 2017) overdraft facility as of March 31, 2017 or June 30, 2016. As of March 31, 2017, the interest rate on the overdraft facility was 3.40% . The facility expires in January 2018.

10.      Long-term borrowings

             Korea

             The Company’s Korean senior secured loan facility is described in Note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016. The current carrying value as of March 31, 2017, is $25.3 million. As of March 31, 2017, the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on March 31, 2017, was 4.59% .

             On July 29, 2016, the Company utilized approximately KRW 0.3 billion ($0.2 million) of its Facility C revolving credit facility to pay interest due. On the same day, the Company made unscheduled payments of KRW 20 billion ($17.8 million) towards its Facility A loan, and KRW 10 billion ($8.9 million) towards its Facility C revolving credit facility. On October 31, 2016, the Company made an unscheduled payment of KRW 2.1 billion ($1.8 million) towards its Facility A loan as a result of a distribution from KSNET paid to Net1 Korea which was contractually required to be applied against interest and principal outstanding. On January 29, 2017, the Company utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility to pay interest due. On April 29, 2017, the Company made a scheduled repayment of $8.9 million (translated at exchange rates applicable as of March 31, 2017). The next scheduled principal payment of $8.9 million (translated at exchange rates applicable as of March 31, 2017) is due on April 29, 2018.

             Interest expense incurred during the three months ended March 31, 2017 and 2016, was $0.3 million and $0.7 million, respectively. Interest expense incurred during the nine months ended March 31, 2017 and 2016, was $0.9 million and $2.1 million, respectively. Prepaid facility fees amortized during the three months ended March 31, 2017 and 2016, was $0.03 million and $0.04 million respectively. Prepaid facility fees amortized during the nine months ended March 31, 2017 and 2016, was $0.09 million and $0.1 million, respectively.

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

             On October 20, 2016, Net1 SA and Blue Label signed an addendum to the Blue Label Subscription Agreement which, among other things, established the subscription date and required FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”) to issue a guarantee to Blue Label for the purchase price of the Blue Label shares to be purchased by Net1 SA (the “Guarantee”). On that same date, and in connection with the Blue Label Subscription Agreement, Net1 SA entered into a Common Terms Agreement, a Senior Facility A Agreement, Senior Facility B Agreement, Senior Facility C Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the “Loan Documents”) with RMB, pursuant to which, among other things, Net1 SA may borrow up to an aggregate of ZAR 1.4 billion ($104.4 million, translated at exchange rates applicable as of March 31, 2017) to finance a portion of its working capital requirements and a portion of its investment in Blue Label. The amounts available under these loans and an escrow deposit of ZAR 600 million ($44.7 million, translated at exchange rates applicable as of March 31, 2017) made by Net1 SA serve as security for the Guarantee. Net1 and certain of the Company’s other subsidiaries have agreed to guarantee the obligations of Net1 SA to RMB and subordinate any claims they may have against Net1 SA and certain of its subsidiaries to RMB’s claims against such persons.

10.      Long-term borrowings (continued)

             South Africa (continued)

             The Loan Documents provide for a Facility A term loan of up to ZAR 500 million ($37.3 million), a Facility B term loan of up to ZAR 900 million ($67.1 million), amounts translated at exchange rates applicable as of March 31, 2017, and a Facility C term loan in an amount equal to the aggregate amount of voluntary prepayments of the outstanding principal amount of the Facility A loan.

             On November 15, 2016, RMB, the Company, Net1 SA and certain of their respective affiliates entered into a letter agreement (the “Guarantee Letter”) amending the Loan Documents to extend the term of the Guarantee, as referenced therein, to February 28, 2017. On November 16, 2016, Net1 SA and Blue Label entered into an Amended and Restated Subscription Agreement (the “A&R Agreement”) which, among other things, extended the subscription date to a date, to be specified by Blue Label, during the period between January 23, 2017 and February 28, 2017 (inclusive). On November 15, 2016, RMB issued a new guarantee in favor of Blue Label for the purchase price of the Blue Label shares to be purchased by Net1 SA (the “New Guarantee”). In accordance with the terms of the Guarantee Letter, the New Guarantee was scheduled to expire on February 28, 2017. Upon closing under the A&R Agreement, Net1 SA expects Blue Label to deliver the New Guarantee to RMB for payment of the subscription price of the Blue Label shares.

             On February 28, 2017, RMB, the Company, Net1 SA and certain of their respective affiliates entered into a new letter agreement (the “February 2017 Guarantee Letter”) amending the Loan Documents to extend the term of the New Guarantee, as referenced therein, to May 31, 2017, and to correct certain outdated terms to Loan Documents, and RMB issued a new guarantee (the “February 2017 Guarantee”) in favor of Blue Label for the purchase price of the Blue Label shares to be purchased by Net1 SA. In accordance with the terms of the February 2017 Guarantee Letter, this guarantee will expire on May 31, 2017.

             On February 28, 2017, RMB, the Company, Net1 SA and certain of their respective affiliates entered into a letter agreement under which the parties agreed to amend the Loan Documents by March 15, 2017, to contemplate and permit various guarantors to provide guarantees and to ensure that only the original senior lenders retain the benefits of all amounts credited to the escrow account and security in respect thereof. On March 15, 2017, the parties signed the necessary agreements to amend and restate the Loan Documents.

             The Company paid a guarantee fee of approximately ZAR 16.0 million ($1.1 million) during the three months ended March 31, 2017. Interest on the loans is payable monthly based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 1.35% for the Facility A and Facility C loans and 2.75% for the Facility B loan. The JIBAR rate was 7.4% on March 31, 2017.

             Principal repayments on the Facility A and Facility B loans are due in eight equal quarterly installments, beginning on a date to be determined by the parties upon draw down, and all of the loans two years after draw down. Principal repayment on the Facility C loan is due in quarterly installments to be determined by RMB subject to the date of borrowing thereunder. Voluntary prepayments are permitted without early repayment fees or penalties.

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

11.      Capital structure

            The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2017 and 2016, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2017 and 2016, respectively:

	March 31,	March 31,
	2017	2016

Number of shares, net of treasury:
Statement of changes in equity	57,590,085	45,636,435
Less: Non-vested equity shares that have not vested (Note 13)	(904,356)	(589,447)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	56,685,729	45,046,988

11.      Capital structure (continued)

             Sale of common stock

             In February 2017, the Company sold a total of five million shares of its common stock at a price of $9.00 per share to two investors, for aggregate gross proceeds to the Company of $45.0 million. These sales were made pursuant to stock purchase agreements entered into on October 6, 2016, as amended. One of the investors was contractually restricted from disposing of the shares until April 6, 2017, and the other is restricted until August 16, 2017. The sale of the shares has been registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3.

             Common stock repurchases

             Executed under share repurchase authorizations

             In February 2016, the Company’s Board of Directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, the Company adopted a Rule 10b5-1 trading plan for the purpose of repurchasing approximately $50 million of its common stock, which was included within the original share repurchase authorization. The Company did not repurchase any of its shares during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased 1,328,699 shares for approximately $12.7 million under its share repurchase authorization. During the nine months ended March 31, 2017 and 2016, the Company repurchased 3,137,609 shares for approximately $31.6 million and 2,077,912 shares for approximately $23.9 million, respectively, under its share repurchase authorizations.

12.      Accumulated other comprehensive loss

             The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2017:

		Nine months ended
		March 31, 2017
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2016	$(189,700)	$-	$(189,700)
Movement in foreign currency translation reserve	25,190	-	25,190
Balance as of March 31, 2017	$(164,510)	$-	$(164,510)

             There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and nine months ended March 31, 2017 or 2016, respectively.

- Remainder of this page left blank -

13.      Stock-based compensation

             Stock option and restricted stock activity

                     Options

             The following table summarizes stock option activity for the nine months ended March 31, 2017 and 2016:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Exercised	(68,740)	9.15		882
Expired unexercised	(474,443)	22.51
Outstanding – March 31, 2017 .	1,534,341	14.19	3.88	2,150

Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – March 31, 2016 .	2,077,524	15.92	3.89	654

             No stock options were awarded during the three and nine months ended March 31, 2017 or 2016. There were no forfeitures during the three months ended March 31, 2017 or during the three and nine months ended March 31, 2016; however, during the nine months ended March 31, 2017, 474,443 stock options awarded in August 2006, expired unexercised.

             The following table presents stock options vested and expecting to vest as of March 31, 2017:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – March 31, 2017	1,534,341	14.19	3.88	2,150

             These options have an exercise price range of $7.35 to $24.46.

             The following table presents stock options that are exercisable as of March 31, 2017:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – March 31, 2017	1,379,538	14.53	3.49	1,996

             No stock options became exercisable during the three months ended March 31, 2017 and 2016, respectively. During the nine months ended March 31, 2017 and 2016, respectively, 154,803 and 373,435 stock options became exercisable. The Company received approximately $0.6 million from the exercise of 68,740 stock options, during the three and nine months ended March 31, 2017. No stock options were exercised during the three months ended March 31, 2016. The Company received approximately $3.8 million from the exercise of 323,645 stock options, during the nine months ended March 31, 2016. The Company issues new shares to satisfy stock option exercises.

13.      Stock-based compensation (continued)

           Stock option and restricted stock activity (continued)

                     Restricted stock

             The following table summarizes restricted stock activity for the nine months ended March 31, 2017 and 2016:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2016	589,447	7,622
Granted – August 2016	387,000	4,145
Vested – August 2016	(72,091)	735
Non-vested – March 31, 2017	904,356	11,142

Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	6,406
Vested – August 2015	(71,574)	1,435
Non-vested – March 31, 2016	589,447	7,622

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

             The fair value of restricted stock vesting during the nine months ended March 31, 2017 and 2016, respectively, was $0.7 million and $1.4 million.

13.        Stock-based compensation (continued)

              Stock-based compensation charge and unrecognized compensation cost

             The Company has recorded a stock-based compensation charge of $0.6 million and $1.0 million, respectively, during the three months ended March 31, 2017 and 2016, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2017
Stock-based compensation charge	$621	$-	$621
Total – three months ended March 31, 2017	$621	$-	$621

Three months ended March 31, 2016
Stock-based compensation charge	$954	$-	$954
Total – three months ended March 31, 2016	$954	$-	$954

             The Company has recorded a stock-based compensation (reversal) charge, net of ($0.1 million) and $2.6 million, respectively, during the nine months ended March 31, 2017 and 2016, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2017
Stock-based compensation charge	$1,759	$-	$1,759
Reversal of stock compensation charge related to restricted stock	(1,827)	-	(1,827)
Total – nine months ended March 31, 2017	$(68)	$-	$(68)

Nine months ended March 31, 2016
Stock-based compensation charge	$2,645	$-	$2,645
Total – nine months ended March 31, 2016	$2,645	$-	$2,645

             The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

             As of March 31, 2017, the total unrecognized compensation cost related to stock options was approximately $0.3 million, which the Company expects to recognize over approximately one year. As of March 31, 2017, the total unrecognized compensation cost related to restricted stock awards was approximately $3.6 million, which the Company expects to recognize over approximately two years. This amount excludes the total unrecognized compensation cost as of March 31, 2017, related to restricted stock awards that the Company expects will not vest due to it not achieving the 2018 Fundamental EPS of approximately $6.0 million. As of March 31, 2017, the cumulative unrecorded stock-based compensation charge related to these awards of restricted stock that the Company has determined are expected not to vest and has not expensed in its consolidated statement of operations is approximately $3.4 million (which amount includes the $1.8 million reversed).

             As of each of March 31, 2017 and June 30, 2016, respectively, the Company has recorded a deferred tax asset of approximately $1.8 million related to the stock-based compensation charge recognized related to employees and directors of Net1 as it is able to deduct the grant date fair value for taxation purposes.

14.       Earnings per share

             The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three and nine months ended March 31, 2017 or 2016. Accordingly the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

14.      Earnings per share (continued)

             Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2017 and 2016, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

             Diluted earnings per share have been calculated to give effect to the number of shares of additional common stock that would have been outstanding if the potential dilutive instruments had been issued in each period. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and are not considered to be participating securities, as the stock options do not contain non-forfeitable dividend rights. The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2013, August 2014, November 2014, August 2015 and August 2016, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in August 2016 and August 2015 are discussed in Note 13 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2016.

             The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$18,392	$18,420	$61,665	$58,098
Undistributed earnings	18,392	18,420	61,665	58,098
Percent allocated to common shareholders (Calculation 1)	98%	99%	98%	99%
Numerator for earnings per share: basic and diluted	$18,064	$18,158	$60,609	$57,334

Denominator:
Denominator for basic earnings per share: weighted-
average common shares outstanding	53,666	45,683	52,054	46,171
Effect of dilutive securities:
Stock options	169	89	127	288
Denominator for diluted earnings per share:
adjusted weighted average common shares outstanding and assumed conversion	53,835	45,772	52,181	46,459

Earnings per share:
Basic	$0.34	$0.40	$1.16	$1.24
Diluted	$0.34	$0.40	$1.16	$1.23

(Calculation 1)
Basic weighted-average common shares outstanding
(A)	53,666	45,683	52,054	46,171
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	54,639	46,341	52,961	46,786
Percent allocated to common shareholders (A) / (B)	98%	99%	98%	99%

             Options to purchase 502,161 shares of the Company’s common stock at prices ranging from $13.16 to $24.46 per share were outstanding during the three and nine months ended March 31, 2017, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of March 31, 2017.

15.      Supplemental cash flow information

             Cash, cash equivalents and restricted cash as of March 31, 2017, presented in the unaudited condensed consolidated statements of cash flows includes restricted cash of approximately $44.7 million related to the guarantee issued by FirstRand Bank Limited (acting through its Rand Merchant Bank division) as described in Note 10. This cash has been placed into an escrow account and is considered restricted as to use and therefore is classified as restricted cash and presented as restricted cash in the March 31, 2017, unaudited condensed consolidated balance sheet. The restriction will lapse once the guarantee expires, is utilized or is cancelled.

             The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2017 and 2016:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Cash received from interest	$5,265	$3,341	$14,600	$11,262
Cash paid for interest	$435	$813	$2,007	$2,864
Cash paid for income taxes	$3,631	$4,052	$27,698	$28,374

             Treasury shares, at cost included in the Company’s condensed consolidated balance sheet as of June 30, 2016, includes 47,056 shares of the Company’s common stock acquired for approximately $0.5 million which were paid for on July 1, 2016. The liability for this payment was included in accounts payable on the Company’s condensed consolidated balance sheet as of June 30, 2016. The payment of approximately $0.5 million is included in acquisition of treasury stock in the Company’s condensed consolidated statement of cash flows for the nine months ended March 31, 2017.

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

             The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended March 31, 2017 and 2016, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$63,967	$7,331	$56,636
International transaction processing	41,514	-	41,514
Financial inclusion and applied technologies	56,881	7,087	49,794
Total for the three months ended March 31, 2017	$162,362	$14,418	$147,944

South African transaction processing	$50,594	$5,621	$44,973
International transaction processing	40,588	-	40,588
Financial inclusion and applied technologies	54,286	5,111	49,175
Total for the three months ended March 31, 2016	$145,468	$10,732	$134,736

16.       Operating segments (continued)

             The reconciliation of the reportable segments revenue to revenue from external customers for the nine months ended March 31, 2017 and 2016, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$181,397	$18,127	$163,270
International transaction processing	131,704	-	131,704
Financial inclusion and applied technologies	179,681	19,645	160,036
Total for the nine months ended March 31, 2017	$492,782	$37,772	$455,010

South African transaction processing	$158,997	$12,598	$146,399
International transaction processing	122,653	-	122,653
Financial inclusion and applied technologies	187,332	16,894	170,438
Total for the nine months ended March 31, 2016	$468,982	$29,492	$439,490

             The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and nine months ended March 31, 2017 and 2016, respectively, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Reportable segments measure of profit or loss	$31,563	$29,415	$99,494	$95,862
Operating income: Corporate/Eliminations	(7,016)	(3,224)	(17,177)	(13,677)
Interest income	5,124	3,345	14,489	11,284
Interest expense	(467)	(852)	(1,773)	(2,880)
Income before income taxes	$29,204	$28,684	$95,033	$90,589

             The following tables summarize segment information that is prepared in accordance with GAAP for the three and nine months ended March 31, 2017 and 2016:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues
South African transaction processing	$63,967	$50,594	$181,397	$158,997
International transaction processing	41,514	40,588	131,704	122,653
Financial inclusion and applied technologies	56,881	54,286	179,681	187,332
Total	162,362	145,468	492,782	468,982
Operating income (loss)
South African transaction processing	15,531	13,133	44,451	38,724
International transaction processing	1,968	4,813	11,689	15,596
Financial inclusion and applied technologies	14,064	11,469	43,354	41,542
Subtotal: Operating segments	31,563	29,415	99,494	95,862
Corporate/Eliminations	(7,016)	(3,224)	(17,177)	(13,677)
Total	24,547	26,191	82,317	82,185
Depreciation and amortization
South African transaction processing	1,139	1,463	3,433	4,858
International transaction processing	5,083	5,232	16,440	15,991
Financial inclusion and applied technologies	365	272	1,056	844
Subtotal: Operating segments	6,587	6,967	20,929	21,693
Corporate/Eliminations	3,703	2,314	10,188	8,289
Total	$10,290	$9,281	$31,117	$29,982

16.      Operating segments (continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Expenditures for long-lived assets
South African transaction processing	$448	$926	$1,490	$3,469
International transaction processing	1,309	6,864	6,275	23,107
Financial inclusion and applied technologies	192	263	733	2,122
Subtotal: Operating segments	1,949	8,053	8,498	28,698
Corporate/Eliminations	-	-	-	-
Total	$1,949	$8,053	$8,498	$28,698

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

             For the three and nine months ended March 31, 2017, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and nine months ended March 31, 2017, was 35.0% and 34.0%, respectively, and was higher than the South African statutory rate as a result of additional taxes payable resulting from the finalization of a tax review in South Korea, non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary.

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

             Uncertain tax positions

             There were no changes during the three months ended March 31, 2017. The Company utilized approximately $0.3 million of its unrecognized tax benefits during the nine months ended March 31, 2017 as a result of the finalization of a tax review in South Korea. As of March 31, 2017, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

             The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

             As of March 31, 2017 and June 30, 2016, the Company has unrecognized tax benefits of $1.8 million and $1.9 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2017, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2012. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, results of operations or cash flows.

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

             Nedbank has issued guarantees to these third parties amounting to ZAR 130.5 million ($9.7 million, translated at exchange rates applicable as of March 31, 2017) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 130.5 million ($9.7 million, translated at exchange rates applicable as of March 31, 2017). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

             The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of March 31, 2017 and June 30, 2016. The maximum potential amount that the Company could pay under these guarantees is ZAR 130.5 million ($9.7 million, translated at exchange rates applicable as of March 31, 2017). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

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

             You should read this Form 10-Q and the documents that we reference herein and the documents we have filed as exhibits hereto and thereto and which we have filed with the United States Securities and Exchange Commission completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Recent Developments

             SASSA contract extended to March 31, 2018

             Our contract signed in February 2012 with SASSA was scheduled to expire on March 31, 2017. At a Parliamentary briefing session on February 1, 2017, SASSA informed the meeting that it would not be ready to assume the payment function on April 1, 2017. SASSA expressed its intention to approach the Constitutional Court to obtain permission to extend our contract. On February 9, 2017, we received a letter from SASSA that essentially was an invitation to meet to discuss an interim arrangement to continue with the payment of social welfare grants after March 31, 2017, for a limited period. The parties agreed to meet in the first week of March 2017.

             On February 28, 2017, a South African non-profit organization initiated a court process for the Constitutional Court of South Africa to hear a matter that was described as in the public interest and in the interest of all grant beneficiaries. The applicant sought reinstatement of the oversight role of the Constitutional Court for the payment of social grants to ensure compliance by SASSA with its constitutional obligations to provide social assistance in a lawful manner that is in line with constitutional rights and values. In early March 2017, other entities joined these proceedings. We did not oppose the applications made.

             In early March 2017, we met with SASSA to discuss the interim arrangement referred to above. The parties agreed on draft terms following these discussions. These draft terms were subject to approval by National Treasury or the Constitutional Court.

             The Constitutional Court heard the matter referred to above on March 15, 2017, and issued its order on March 17, 2017. The impact of the Constitutional Court’s order on us is summarized below under “Item 1—Legal Proceedings.” The order effectively extends the expiring contract and the suspension of the declaration of invalidity to March 31, 2018, under the expiring contract’s terms and conditions, augmented by certain additional terms and conditions as described below under “Item 1—Legal Proceedings.”

             On March 31, 2017, we signed an addendum to the expiring contract with SASSA which extends the contract to March 31, 2018, under the expiring contracts terms and conditions and includes the specific terms as ordered by the Constitutional Court.

             Progress of acquisition of a strategic stake in Blue Label, Cell C and DNI

             In February 2017, we agreed with Blue Label Telecoms Limited, or Blue Label, to extend the subscription date for our proposed 15% investment in Blue Label from February 28, 2017, to no later than June 30, 2017, in order to afford Blue Label the necessary flexibility to close its proposed Cell C transaction. We also agreed with Blue Label and FirstRand Bank Limited, acting through its Rand Merchant Bank division, or RMB, to amend the ZAR 2 billion guarantee issued by RMB in favor of Blue Label by extending the expiry date to May 31, 2017. In March 2017 we amended and restated our lending documents to extend the term of the guarantee to May 31, 2017, correct certain outdated terms in the lending documents, permit various guarantors to provide guarantees and to ensure that only the original senior lenders retain the benefits of all amounts credited to the escrow account and security in respect thereof.

             In addition, on February 27, 2017 Blue Label announced that it was party to a binding umbrella restructure agreement with Cell C and other relevant parties, in terms of which Blue Label’s proposed subscription for 45% of the share capital of Cell C was confirmed. The binding restructure agreement is subject to the conclusion of the relevant transaction agreements by no later than June 30, 2017. We are also a party to the umbrella restructure agreement with Cell C and have offered to acquire a direct stake of 15% of the issued share capital of Cell C for a consideration of ZAR 2 billion.

             In February 2017, we entered into a memorandum of understanding to acquire 49.6% of DNI-4PL Contracts (Pty) Ltd, or DNI, with an option to acquire a controlling stake in DNI in the future. DNI is the leading distributor of mobile subscriber starter packs for Cell C and also distributes pre-paid airtime through an extensive network of field operatives and agents.

             The proposed investments in Cell C and DNI are subject to certain conditions, including the satisfactory completion of due diligence, the required internal and external approvals and the execution of definitive transaction agreements. The Company intends to settle the purchase consideration for these two investments using a combination of surplus cash, debt and a new equity placement.

             Bank Frick

             On January 12, 2017, we entered into a share purchase agreement to acquire a 30% interest in Bank Frick & Co AG, or Bank Frick, a fully licensed bank based in Balzers, Liechtenstein, for approximately CHF 39.8 million ($39.7 million translated at exchange rates applicable as of March 31, 2017). The completion of the investment is subject to approval from the Financial Market Authority Liechtenstein. Following the successful completion of this investment, the Company will have a two-year option to acquire a further 35% in Bank Frick.

             Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. We have jointly identified several exciting opportunities with Bank Frick’s management team that would require funding, including for the Company’s working capital finance, card issuing and acquiring and transaction processing activities. The investment in Bank Frick provides us with a stable, long term and strategic relationship with a fully licensed bank. We have agreed with Bank Frick that approximately $30 million of the bank’s free equity will be utilized as seed capital for a fund dedicated to our future activities.

             Progress of financial inclusion initiatives in South Africa

             At April 28, 2017, we had more than 1.95 million active EPE accounts, compared to 1.8 million at February 6, 2017. EPE is a fully transactional, low cost account created to serve the needs of South Africa’s unbanked and under-banked population, most of whom are social grant recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services. However, SASSA is challenging the ability of beneficiaries to freely transact with the grants that they receive.

             In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, we have had to expand our brick-and-mortar financial services branch infrastructure and supplement our nationwide distribution with a UEPS/EMV-enabled ATM network, as well as a dedicated sales force. At March 31, 2017, we had 147 branches, 940 ATMs, and 1,834 dedicated employees.

             In March 2015, we resumed marketing and business development activities in selected areas for the distribution of our simple, low-cost life insurance products and have sold approximately 330,000 new policies through April 16, 2017, in addition to the free basic life insurance policy provided with every EPE account opened. We continue to recruit additional and oftentimes specialized staff to expand our insurance activities during fiscal 2017.

             We experienced higher year-over-year growth in the demand for our loans, which are among the most affordable available to our customers. Tougher economic conditions in South Africa, aggravated by rising food prices as a result of widespread drought conditions and a weakening currency, has had an impact on the number of clients who qualify for our loan products.

             Our business practices and products have come under intense public scrutiny over the last several months. We have recently undertaken a concerted effort to refute the accusations made against us and to assist us in communicating effectively to the public and our stakeholders that our business practices comply with South African law and are fair to the social welfare grant recipients who purchase the financial services products that we offer. In addition to our press releases and independent verification reports, we have added a “Frequently Asked Questions” section to our website to describe our financial inclusion business practices and products.

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

             Recent accounting pronouncements not yet adopted as of March 31, 2017

             Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2017, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

             Actual exchange rates

              The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2017	2016	2017	2016	2016
ZAR : $ average exchange rate	13.2272	15.8201	13.7526	14.3395	14.5062
Highest ZAR : $ rate during period	13.7630	16.8231	14.8114	16.8231	16.8231
Lowest ZAR : $ rate during period	12.4379	14.8330	12.4379	12.1965	12.1965
Rate at end of period	13.4124	14.8330	13.4124	14.8330	14.7838

KRW : $ average exchange rate	1,154	1,201	1,144	1,176	1,173
Highest KRW : $ rate during period	1,207	1,245	1,210	1,245	1,245
Lowest KRW : $ rate during period	1,111	1,143	1,092	1,122	1,122
Rate at end of period	1,118	1,143	1,118	1,143	1,153

ZAR: US $ Exchange Rates

KRW: US $ Exchange Rates

             Translation exchange rates for financial reporting purposes

             We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2017 and 2016, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2017	2016	2017	2016	2016
Income and expense items: $1 = ZAR .	13.2226	15.8185	13.7681	14.1683	14.3842
Income and expense items: $1 = KRW	1,160	1,198	1,155	1,178	1,172

Balance sheet items: $1 = ZAR	13.4124	14.8330	13.4124	14.8330	14.7838
Balance sheet items: $1 = KRW	1,118	1,143	1,118	1,143	1,153

Results of operations

             The discussion of our consolidated overall results of operations is based on amounts as reflected in our unaudited condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP. We analyze our results of operations both in U.S. dollars, as presented in the consolidated financial statements, and supplementally in ZAR, because ZAR is the functional currency of the entities which contribute the majority of our profits and is the currency in which the majority of our transactions are initially incurred and measured. Due to the significant impact of currency fluctuations between the U.S. dollar and ZAR on our reported results and because we use the U.S. dollar as our reporting currency, we believe that the supplemental presentation of our results of operations in ZAR is useful to investors to understand the changes in the underlying trends of our business.

             Fiscal 2017 includes the results of Masterpayment and T24 for the entire period, Pros Software from October 1, 2016, and C4U Malta from November 1, 2016. Fiscal 2016 includes the results of T24 from the third quarter of fiscal 2016 and does not include Masterpayment, Pros Software or C4U Malta.

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

             Third quarter of fiscal 2017 compared to third quarter of fiscal 2016

             The following factors had a significant influence on our results of operations during the third quarter of fiscal 2017 as compared with the same period in the prior year:

  Favorable impact from the weakening of the U.S. dollar against South African Rand: The U.S. dollar depreciated by 16% against the ZAR during the third quarter of fiscal 2017, which positively impacted our reported results;
  Growth in lending and insurance businesses: We continued to experience volume growth and operating efficiencies in our lending and insurance businesses during the third quarter of fiscal 2017, which has resulted in an improved contribution to our financial inclusion revenue and operating income;
  Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;
  Masterpayment expansion costs: Masterpayment has incurred additional employment costs as it grows its staff complement to execute its expansion plan into new markets;
  Regulatory changes in South Korea pertaining to fees on card transactions: The regulations governing the fees that may be charged on card transactions have adversely impacted our revenues and operating income in South Korea;
  Lower prepaid sales resulting from improved security features to our Manje products: The introduction of our new biometric-linking feature adversely impacted the number of transacting users purchasing prepaid products through our mobile channel;
  Higher transaction-related costs in fiscal 2017: We incurred $1.4 million in transaction-related costs pertaining to various acquisition and investment initiatives pursued during the third quarter of fiscal 2017;
  Gain on acquisition of T24 during fiscal 2016: We recognized a fair value adjustment gain of $1.9 million related to the acquisition of T24 during the third quarter of fiscal 2016. We accounted for T24 as an equity method investment prior to obtaining control and recognized a gain arising from the consolidation and purchase accounting adjustments related to the T24 acquisition; and
  Tax impact of dividends from South African subsidiary in fiscal 2016: Our income tax expense for the third quarter of fiscal 2016 includes approximately $2.1 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary during fiscal 2016.

             Consolidated overall results of operations

             This discussion is based on the amounts prepared in accordance with U.S. GAAP.

             The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended March 31,
	2017	2016	$ %
	$ ’000	$’000	change
Revenue	147,944	134,736	10%
Cost of goods sold, IT processing, servicing and support	70,912	63,266	12%
Selling, general and administration	42,195	35,998	17%
Depreciation and amortization	10,290	9,281	11%
Operating income	24,547	26,191	(6%	)
Interest income	5,124	3,345	53%
Interest expense	467	852	(45%	)
Income before income tax expense	29,204	28,684	2%
Income tax expense	10,233	9,816	4%
Net income before earnings from equity-accounted investments	18,971	18,868	1%
Earnings from equity-accounted investments	45	2	nm
Net income	19,016	18,870	1%
Less net income attributable to non-controlling interest	624	450	39%
Net income attributable to us	18,392	18,420	(0%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended March 31,
	2017	2016
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,956,205	2,131,321	(8%	)
Cost of goods sold, IT processing, servicing and support	937,642	1,000,774	(6%	)
Selling, general and administration	557,928	569,435	(2%	)
Depreciation and amortization	136,060	146,811	(7%	)
Operating income	324,575	414,301	(22%	)
Interest income	67,753	52,913	28%
Interest expense	6,175	13,477	(54%	)
Income before income tax expense	386,153	453,737	(15%	)
Income tax expense	135,307	155,274	(13%	)
Net income before earnings from equity-accounted investments	250,846	298,463	(16%	)
Earnings from equity-accounted investments	595	32	nm
Net income	251,441	298,495	(16%	)
Less net income attributable to non-controlling interest	8,251	7,118	16%
Net income attributable to us	243,190	291,377	(17%	)

             In ZAR, the decrease in revenue was primarily due to lower prepaid airtime sales, fewer ad hoc terminal sales, and a lower contribution from KSNET due to regulatory changes in South Korea, which was partially offset by more fees generated from our EPE and ATM offerings, improved lending and insurance activities, the inclusion of Masterpayment’s businesses, and an increase in the number of SASSA UEPS/EMV beneficiaries paid.

             In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by higher expenses incurred due to increased usage of the South African National Payment System by beneficiaries, expenses incurred to operate our EPE and ATM offerings, and the inclusion of Masterpayment’s businesses.

             In ZAR, our selling, general and administration expense increased primarily due to a higher staff complement resulting from our EPE roll-out in fiscal 2016, the impact of October 2016 annual salary increases for our South African and UK-based employees, as well as increases in goods and services purchased from third parties. Our third quarter of fiscal 2016 selling, general and administration expense includes a $1.9 million gain related to the T24 acquisition.

             Our operating income margin for third quarter of fiscal 2017 and 2016 was 17% and 19% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily attributable to higher cost of goods sold, IT processing, servicing and support referred to above.

             In ZAR, depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated. These decreases were partially offset by an increase in depreciation related to more ATMs in South Africa and an increase in acquisition-related intangible asset amortization resulting from recent transactions, including Masterpayment.

             Interest on surplus cash increased to $5.1 million (ZAR 67.8 million) from $3.3 million (ZAR 52.9 million), due primarily to the interest on the loan to Finbond and higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the U.S. dollar cash reserves that we converted from ZAR through distributions from our South African subsidiary.

             Interest expense decreased to $0.5 million (ZAR 6.2 million) from $0.9 million (ZAR 13.4 million) due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

             Fiscal 2017 tax expense was $10.2 million (ZAR 135.3 million) compared to $9.8 million (ZAR 155.3 million) in fiscal 2016. Our effective tax rate for fiscal 2017, was 35.0% and was higher than the South African statutory rate as a result of non-deductible expenses. Our effective tax rate for fiscal 2016, was 34.2% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $2.1 million attributable to a further distribution from our South African subsidiary, which were intended to further help reduce the impact of a weakening ZAR on our reported cash balances.

              Results of operations by operating segment

              The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 5	In U.S. Dollars (U.S. GAAP)
	Three months ended March 31,
	2017	% of		2016	% of		%
Operating Segment	$’000	total		$’000	total		change
Revenue:
South African transaction processing	63,967	43%		50,594	38%		26%
International transaction processing	41,514	28%		40,588	30%		2%
Financial inclusion and applied technologies	56,881	38%		54,286	40%		5%
Subtotal: Operating segments	162,362	109%		145,468	108%		12%
Intersegment eliminations	(14,418)	(9%	)	(10,732)	(8%	)	34%
Consolidated revenue	147,944	100%		134,736	100%		10%
Operating income (loss):
South African transaction processing	15,531	63%		13,133	50%		18%
International transaction processing	1,968	8%		4,813	18%		(59%	)
Financial inclusion and applied technologies	14,064	57%		11,469	44%		23%
Subtotal: Operating segments	31,563	128%		29,415	112%		7%
Corporate/Eliminations	(7,016)	(28%	)	(3,224)	(12%	)	118%
Consolidated operating income	24,547	100%		26,191	100%		(6%	)

Table 6	In South African Rand (U.S. GAAP)
	Three months ended March 31,
	2017			2016
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	845,810	43%		800,321	38%		6%
International transaction processing	548,923	28%		642,041	30%		(15%	)
Financial inclusion and applied technologies	752,115	38%		858,723	40%		(12%	)
Subtotal: Operating segments	2,146,848	109%		2,301,085	108%		(7%	)
Intersegment eliminations	(190,643)	(9%	)	(169,764)	(8%	)	12%
Consolidated revenue	1,956,205	100%		2,131,321	100%		(8%	)
Operating income (loss):
South African transaction processing	205,360	63%		207,744	50%		(1%	)
International transaction processing	26,022	8%		76,134	18%		(66%	)
Financial inclusion and applied technologies	185,963	57%		181,422	44%		3%
Subtotal: Operating segments	417,345	128%		465,300	112%		(10%	)
Corporate/Eliminations	(92,770)	(28%	)	(50,999)	(12%	)	82%
Consolidated operating income	324,575	100%		414,301	100%		(22%	)

             South African transaction processing

             In ZAR, the increase in segment revenue was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities and a modest increase in the number of social welfare grants distributed. Operating income decreased primarily due to the impact of annual salary increases granted to our South African employees, partially offset by higher EPE transaction revenue as a result of increased usage of our ATMs and a modest increase in the number of social welfare grants distributed.

             Our operating income margin for the third quarter of fiscal 2017 and 2016 was 24% and 26%, respectively. Our fiscal 2017 margin includes higher EPE revenue as a result of increased ATM transactions, and an increase in the number of beneficiaries paid in the third quarter of fiscal 2017, which was partially offset by annual salary increases granted.

             International transaction-based activities

             In calendar 2016, South Korean regulators introduced specific regulations governing the fees that may be charged on card transactions, as is the case in most other developed economies. These regulations have a direct impact on card issuers in South Korea and consistent with global practices, card issuers have renegotiated their fees with South Korean VAN companies, including KSNET, which has had an adverse impact on KSNET’s financial performance.

             Segment revenue increased during the third quarter of fiscal 2017, primarily due to the inclusion of Masterpayment; however, this growth was partially offset by a lower contribution from KSNET due to the regulatory changes described above. Operating income during the third quarter of fiscal 2017 was lower due to a decrease in revenue at KSNET, losses incurred by Masterpayment as it grows its staff complement to execute its expansion plan into new markets, and ongoing ZAZOO start-up costs in the UK and India, which was partially offset by a positive contribution by T24.

             Operating income margin for the third quarter of fiscal 2017 and 2016 was 5% and 12%, respectively.

             Financial inclusion and applied technologies

             In ZAR, Financial inclusion and applied technologies revenue decreased primarily due to fewer prepaid airtime and other value added services sales, as well as fewer ad hoc terminal sales, partially offset by increased volumes in our lending and insurance businesses, and an increase in inter-segment revenues.

             Operating income margin for the Financial inclusion and applied technologies segment was 25% and 21% during the third quarter of fiscal 2017 and 2016, respectively, and has increased primarily due to improved revenues from our lending and insurance businesses and an increase in inter-segment revenues and fewer low margin prepaid product sales, offset by fewer ad hoc terminal and annual salary increases granted to our South African employees.

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

             Our corporate expenses have increased primarily due to higher transaction-related expenditures, higher amortization costs and modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees. Our corporate expenses for the third quarter of fiscal 2016, includes a gain related to the acquisition of T24.

             Year to date fiscal 2017 compared to year to date fiscal 2016

             The following factors had a significant influence on our results of operations during the year to date fiscal 2017 as compared with the same period in the prior year:

  Favorable impact from the weakening of the U.S. dollar against ZAR: The U.S. dollar depreciated by 3% against the ZAR during the year to date fiscal 2017, which positively impacted our reported results;
  Growth in lending and insurance businesses: We continued to experience volume growth and operating efficiencies in our lending and insurance businesses during the year to date fiscal 2017, which has resulted in an improved contribution to our financial inclusion revenue and operating income;
  Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;
  Masterpayment expansion costs: Masterpayment has incurred additional employment costs as it grows its staff complement to execute its expansion plan into new markets;
  Regulatory changes in South Korea pertaining to fees on card transactions: The regulations governing the fees that may be charged on card transactions have adversely impacted our revenues and operating income in South Korea;
  Lower prepaid sales resulting from improved security features to our Manje products: The introduction of our new biometric-linking feature was implemented in the first quarter of fiscal 2017 and adversely impacted the number of transacting users purchasing prepaid products through our mobile channel;
  Higher transaction-related costs in fiscal 2017: We incurred $2.9 million in transaction-related costs pertaining to various acquisition and investment initiatives pursued during the year to date fiscal 2017; and
  Tax impact of dividends from South African subsidiary in fiscal 2016: Our income tax expense for fiscal 2016 includes approximately $5.0 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary.

             Consolidated overall results of operations

             This discussion is based on the amounts prepared in accordance with U.S. GAAP.

             The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 7	(U.S. GAAP)
	Nine months ended March 31,
	2017	2016	$ %
	$’000	$’000	change
Revenue	455,010	439,490	4%
Cost of goods sold, IT processing, servicing and support	219,210	219,316	(0%	)
Selling, general and administration	122,366	108,007	13%
Depreciation and amortization	31,117	29,982	4%
Operating income	82,317	82,185	0%
Interest income	14,489	11,284	28%
Interest expense	1,773	2,880	(38%	)
Income before income tax expense	95,033	90,589	5%
Income tax expense	32,320	31,306	3%
Net income before earnings from equity-accounted investments	62,713	59,283	6%
Earnings from equity-accounted investments	778	578	35%
Net income	63,491	59,861	6%
Less net income attributable to non-controlling interest	1,826	1,763	4%
Net income attributable to us	61,665	58,098	6%

	In South African Rand
Table 8	(U.S. GAAP)
	Nine months ended March 31,
	2017	2016
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	6,264,623	6,226,825	1%
Cost of goods sold, IT processing, servicing and support	3,018,105	3,107,334	(3%	)
Selling, general and administration	1,684,748	1,530,276	10%
Depreciation and amortization	428,422	424,793	1%
Operating income	1,133,348	1,164,422	(3%	)
Interest income	199,486	159,875	25%
Interest expense	24,411	40,805	(40%	)
Income before income tax expense	1,308,423	1,283,492	2%
Income tax expense	444,985	443,553	0%
Net income before earnings from equity-accounted investments	863,438	839,939	3%
Earnings from equity-accounted investments	10,712	8,189	31%
Net income	874,150	848,128	3%
Less net income attributable to non-controlling interest	25,141	24,979	1%
Net income attributable to us	849,009	823,149	3%

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

             Our operating income margin for year to date fiscal 2017 and 2016 was 18% and 19% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily due to the additional employment costs as it grows its staff complement to execute its expansion plan into new markets and intangible asset amortization expense, partially offset by the reversal of stock-based compensation charges.

             Depreciation and amortization increased primarily due to an increase in depreciation related to more ATMs in South Africa and terminals used to provide transaction processing in Korea as well as an increase in acquisition-related intangible asset amortization resulting from acquisitions, including T24 and Masterpayment. These increases were partially offset by lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated.

             Interest on surplus cash increased to $14.5 million (ZAR 199.5 million) from $11.3 million (ZAR 159.9 million), due primarily to the interest on the loan to Finbond and higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the U.S. dollar cash reserves that we converted from ZAR through distributions from our South African subsidiary.

             Interest expense decreased to $1.8 million (ZAR 24.4 million) from $2.9 million (ZAR 40.8 million) due to a lower average long-term debt balance on our South Korean debt and a lower interest rate.

             Fiscal 2017 tax expense was $32.3 million (ZAR 445.0 million) compared to $31.3 million (ZAR 443.6 million) in fiscal 2016. Our effective tax rate for fiscal 2017, was 34.0% and was higher than the South African statutory rate as a result of non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary. Our effective tax rate for the year to date fiscal 2016, was 34.6% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $5.0 million attributable to distributions from our South African subsidiary.

             Earnings from equity-accounted investments for the year to date fiscal 2017 have increased primarily due to the inclusion of our portion of Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. We have included our portion of its interim net income in our first half 2017 results and expect to record the last six months of its fiscal year ended February 2017 net income in our fourth quarter of fiscal 2017 results.

             Results of operations by operating segment

             The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 9	In U.S. Dollars (U.S. GAAP)
	Nine months ended March 31,
	2017	% of		2016	% of		%
Operating Segment	$’000	total		$’000	total		change
Revenue:
South African transaction processing	181,397	40%		158,997	36%		14%
International transaction processing	131,704	29%		122,653	28%		7%
Financial inclusion and applied technologies	179,681	39%		187,332	43%		(4%	)
Subtotal: Operating segments	492,782	108%		468,982	107%		5%
Intersegment eliminations	(37,772)	(8%	)	(29,492)	(7%	)	28%
Consolidated revenue	455,010	100%		439,490	100%		4%
Operating income (loss):
South African transaction processing	44,451	54%		38,724	47%		15%
International transaction processing	11,689	14%		15,596	19%		(25%	)
Financial inclusion and applied technologies	43,354	53%		41,542	51%		4%
Subtotal: Operating segments	99,494	121%		95,862	117%		4%
Corporate/Eliminations	(17,177)	(21%	)	(13,677)	(17%	)	26%
Consolidated operating income	82,317	100%		82,185	100%		0%

Table 10	In South African Rand (U.S. GAAP)
	Nine months ended March 31,
	2017			2016
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,497,492	40%		2,252,717	36%		11%
International transaction processing	1,813,314	29%		1,737,784	28%		4%
Financial inclusion and applied technologies	2,473,866	39%		2,654,176	43%		(7%	)
Subtotal: Operating segments	6,784,672	108%		6,644,677	107%		2%
Intersegment eliminations	(520,049)	(8%	)	(417,852)	(7%	)	24%
Consolidated revenue	6,264,623	100%		6,226,825	100%		1%
Operating income (loss):
South African transaction processing	612,006	54%		548,653	47%		12%
International transaction processing	160,935	14%		220,969	19%		(27%	)
Financial inclusion and applied technologies	596,902	53%		588,580	51%		1%
Subtotal: Operating segments	1,369,843	121%		1,358,202	117%		1%
Corporate/Eliminations	(236,495)	(21%	)	(193,780)	(17%	)	22%
Consolidated operating income	1,133,348	100%		1,164,422	100%		(3%	)

             South African transaction processing

             In ZAR, the increase in segment revenue and operating income was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities, and a modest increase in the number of social welfare grants distributed.

             Our operating income margin for the year to date fiscal 2017 and 2016 was 25% and 24%, respectively. Our fiscal 2017 margin includes higher EPE revenue as a result of increased ATM transactions, an increase in inter-segment transaction processing activities, an increase in the number of beneficiaries paid in the year to date fiscal 2017 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System, which was partially offset by annual salary increases granted to our South African employees.

             International transaction-based activities

             Segment revenue increased during the year to date fiscal 2017, primarily due to the inclusion of T24 and Masterpayment; however, this growth was partially offset by a lower contribution from KSNET due to the regulatory changes. Operating income during the year to date fiscal 2017 was lower due to a decrease in revenue and higher depreciation expenses at KSNET, losses incurred by Masterpayment as it grows its staff complement to execute its expansion plan into new markets, and ongoing ZAZOO start-up costs in the UK and India, which was partially offset by a positive contribution by T24. Operating income and margin for the year to date fiscal 2017, was also positively impacted by a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized.

              Operating income margin for the year to date fiscal 2017 and 2016 was 9% and 13%, respectively.

             Financial inclusion and applied technologies

             In ZAR, Financial inclusion and applied technologies revenue decreased primarily due to the introduction of our new biometric linking feature for prepaid airtime and other value added services, which adversely impacted sales, as well as fewer ad hoc terminal sales, partially offset by increased volumes in our lending and insurance businesses, an increase in inter-segment revenues and higher card sales.

             Operating income margin for the Financial inclusion and applied technologies segment for the year to date fiscal 2017 and 2016 was 24% and 22%, respectively, and has increased primarily due to improved revenues from our lending and insurance businesses and an increase in inter-segment revenues and fewer low margin prepaid product sales, offset by fewer ad hoc terminal sales and annual salary increases granted to our South African employees.

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

Liquidity and Capital Resources

             At March 31, 2017, our cash and cash equivalents were $223.0 million, and excludes the $44.7 million of restricted cash discussed below, and comprised mainly U.S. dollar-denominated balances of $91.1 million, ZAR-denominated balances of ZAR 1.1 billion ($82.0 million), KRW-denominated balances of KRW 48.8 billion ($43.6 million) and other currency deposits, primarily euros, of $6.3 million, all amounts translated at exchange rates applicable as of March 31, 2017. The decrease in our cash balances from June 30, 2016, was primarily due to repurchase of shares of our common stock; unscheduled repayments of our Korean debt; payment of taxes; the investment in MobiKwik, C4U Malta and Pros Software; a loan to Finbond and capital expenditures, which was partially offset by the sale of 5 million shares of our common stock and expansion of most of our core businesses.

             We currently believe that our cash and credit facilities are sufficient to fund our future operations for at least the next four quarters.

             We generally invest the surplus cash held by our South African operations in overnight call accounts that we maintain at South African banking institutions, and surplus cash held by our non-South African companies in U.S. dollar denominated money market accounts. We have invested surplus cash in Korea in short-term investment accounts at Korean banking institutions.

             Historically, we have financed most of our operations, research and development, working capital, capital expenditures and acquisitions through internally generated cash. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. For instance, in October 2016, we obtained loan facilities from RMB to fund a portion of our working capital requirements and a portion of the Blue Label investment. Refer to Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 for additional information related to these loan facilities.

             Restricted cash of approximately $44.7 million included on our unaudited condensed consolidated balance sheet as of March 31, 2017, relates to the guarantee issued by RMB as described in Note 10 to the unaudited condensed consolidated financial statements. This cash has been placed into an escrow account and is considered restricted as to use and therefore is classified as restricted cash. The restriction will lapse once the guarantee expires, is utilized or is cancelled.

             We have a short-term South African credit facility with Nedbank of ZAR 400 million ($29.8 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which includes letters of guarantee, letters of credit and forward exchange contracts. On December 9, 2016, Nedbank issued a letter to us under which it agreed to temporarily increase the overdraft facility by the secondary amount of ZAR 200 million to ZAR 250 million. The increase in the overdraft to ZAR 250 million is available until the earlier of the day on which we issue shares to the value of $45.0 million or the day on which RMB repays ZAR 600 million back to us that is currently held in escrow related to the issuance of a ZAR 2 billion guarantee to us.

             As of March 31, 2017, we used none of the overdraft and ZAR 130.5 million ($9.7 million, translated at exchange rates applicable as of March 31, 2017) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016, for additional information related to our short-term facilities.

             As of March 31, 2017, we had outstanding long-term debt of KRW 28.3 billion (approximately $25.3 million translated at exchange rates applicable as of March 31, 2017) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.49% as of March 31, 2017) plus a margin of 3.10% for one of the term loan facilities and the revolver. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2017 and 2018 (KRW 10 billion each) and October 2018 (KRW 8.9 billion plus all outstanding loans under our revolving credit facility). Refer to Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016 and Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017, for additional information related to our long-term borrowings.

             Cash flows from operating activities

                     Third quarter

             Net cash provided by operating activities for the third quarter of fiscal 2017 was $21.8 million (ZAR 288.3 million) compared to $49.2 million (ZAR 778.3 million) for the third quarter of fiscal 2016. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, in ZAR, the decrease relates primarily to timing of receipts of amounts from customers, offset by an increase in cash from operating activities resulted from improved trading activity during fiscal 2017.

             During the third quarter of fiscal 2017, we paid South African tax of $0.4 million (ZAR 5.4 million) related to our 2017 tax year in South Africa and $0.4 million (ZAR 5.6 million) related to prior years. We also paid taxes totaling $2.8 million in other tax jurisdictions, primarily South Korea. During the third quarter of fiscal 2016, we paid South African tax of $0.1 million (ZAR 1.8 million) related to our 2016 tax year in South Africa. We paid dividend withholding taxes of $1.6 million (ZAR 25.0 million) during the third quarter of fiscal 2016. We also paid taxes totaling $2.4 million in other tax jurisdictions, primarily South Korea.

             Taxes paid during the third quarter of fiscal 2017 and 2016 were as follows:

Table 11	Three months ended March 31,
	2017	2016	2017	2016
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	417	115	5,410	1,812
Taxation paid related to prior years	437	-	5,644	-
Dividend withholding taxation	-	1,573	-	25,000
Total South African taxes paid	854	1,688	11,054	26,812
Foreign taxes paid	2,777	2,364	35,871	36,846
Total tax paid	3,631	4,052	46,925	63,658

                     Year to date

             Net cash provided by operating activities for the year to date fiscal 2017 was $91.4 million (ZAR 1.3 billion) compared to $81.4 million (ZAR 1.2 billion) for the year to date fiscal 2016. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, in ZAR, the increase in cash from operating activities resulted from improved trading activity during fiscal 2017, offset by the timing of receipts of amounts from customers.

             During the year to date fiscal 2017, we paid South African tax of $18.2 million (ZAR 252.0 million) related to our 2017 tax year and $1.6 million (ZAR 22.4 million) related to prior tax years. We also received a refund of approximately $1.4 million (ZAR 18.9 million) related to taxes overpaid in previous tax years in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million) during the year to date fiscal 2017. We also paid taxes totaling $7.8 million in other tax jurisdictions, primarily South Korea. During the year to date fiscal 2016, we paid South African tax of $16.0 million (ZAR 239.9 million) related to our 2016 tax year and $3.4 million (ZAR 46.8 million) related to prior tax years. We paid dividend withholding taxes of $4.2 million (ZAR 60.0 million) during the year to date fiscal 2016. We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea.

             Taxes paid during the year to date fiscal 2017 and 2016 were as follows:

Table 12	Nine months ended March 31,
	2017	2016	2017	2016
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	18,192	15,956	251,968	239,939
Taxation paid related to prior years	1,624	3,436	22,365	46,840
Taxation refunds received	(1,369)	(176)	(18,878)	(2,402)
Dividend withholding taxation	1,471	4,183	21,300	60,000
Total South African taxes paid	19,918	23,399	276,755	344,377
Foreign taxes paid	7,780	4,975	105,748	74,602
Total tax paid	27,698	28,374	382,503	418,979

             Cash flows from investing activities

                     Third quarter

             Cash used in investing activities for the third quarter of fiscal 2017 includes capital expenditure of $1.9 million (ZAR 25.8 million), primarily for the acquisition of payment processing terminals in Korea. Our Korean capital expenditures have declined due to regulatory changes in South Korea, which now prohibit the provision of payment equipment to the majority of merchants. We also provided a $2.0 million loan to our KZ One, the holding company of our Nigerian initiative One Credit.

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

                     Year to date

             Cash used in investing activities for the year to date fiscal 2017 includes capital expenditure of $8.5 million (ZAR 117.0 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $15.3 million for a 7.5% interest in MobiKwik; provided a $10.0 million loan to Finbond; provided a $2.0 million loan to KZ One and paid approximately $2.9 million and $1.7 million, respectively, net of cash received, to acquire 100% of each of C4U Malta and Pros Software’s ordinary shares.

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

             Cash flows from financing activities

                     Third quarter

             During the third quarter of fiscal 2017, we sold 5 million shares of our common stock for $45.0 million and received approximately $0.6 million from the exercise of stock options. We also utilized approximately $0.3 million of our Korean borrowings to pay quarterly interest due.

             During the third quarter of fiscal 2016, we acquired 1,328,699 shares of our common stock for approximately $12.7 million and utilized approximately $0.7 million of our Korean borrowings to pay quarterly interest due.

                     Year to date

             During the year to date fiscal 2017, we sold 5 million shares of our common stock for $45.0 million and received approximately $0.6 million from the exercise of stock options. We also paid approximately $31.6 million to repurchase 3,137,609 shares of our common stock and also paid $0.5 million, on July 1, 2016, related to settlement of amounts outstanding related to the repurchases at the end of June 2016. We also made a $28.5 million unscheduled repayment of our Korean debt utilized approximately $0.5 million of our Korean borrowings to pay quarterly interest due. In addition, we paid a guarantee fee of $1.1 million related to the guarantee issued by RMB and paid a dividend of approximately $0.6 million to certain of our non-controlling interests.

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

             Our historical capital expenditures for the second quarter of fiscal 2017 and 2016 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of March 31, 2017, of $0.1 million related mainly to the procurement of equipment. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

              The following table sets forth our contractual obligations as of March 31, 2017:

Table 13	Payments due by Period, as of March 31, 2017 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Acquisition of Blue Label (A)	149,116	149,116	-	-	-
Acquisition of Cell C (B)	149,116	149,116	-	-	-
Acquisition of Bank Frick (C)	39,716	39,716	-	-	-
Long-term debt obligations (D)	26,196	9,919	16,277	-	-
Operating lease obligations	7,685	5,249	2,178	258	-
Purchase obligations	1,197	1,197	-	-	-
Capital commitments	146	146	-	-	-
Other long-term obligations (E)(F)	2,725	-	-	-	2,725
Total	375,897	354,459	18,455	258	2,725

(A)

– We have agreed to purchase 117.9 million ordinary shares of Blue Label for an aggregate purchase price of ZAR 2.0 billion ($149.1 million, translated at exchange rates applicable as of March 31, 2017), and expect to fund the transaction through a combination of cash on hand and a portion of a ZAR 1.4 billion loan facility to be provided to us by RMB (refer also Note 10 to our unaudited condensed consolidated financial statements).

(B)

– We have offered to acquire a direct stake of 15% of the issued share capital of Cell C for a consideration of ZAR 2 billion ($149.1 million, translated at exchange rates applicable as of March 31, 2017). Our investment is conditional and has been made pursuant to a binding restructure agreement, which is subject to the conclusion of the relevant transaction agreements by no later than June 30, 2017.

(C)

– We have agreed to purchase 30% of Bank Frick for an aggregate purchase price of approximately CHF 39.8 million ($39.7 million translated at exchange rates applicable as of March 31, 2017) (refer also Note 6 to our unaudited condensed consolidated financial statements).

(D)	– Includes $25.3 million of long-term debt and interest payable at the rate applicable on March 31, 2017, under our Korean debt facility.
(E)	– Includes policyholder liabilities of 2.4 million related to our insurance business.
(F)

– We have excluded cross-guarantees in the aggregate amount of $9.7 million issued as of March 31, 2017, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $25 million in MobiKwik, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             In addition to the tables below, see Note 6 to the unaudited condensed consolidated financial statements for a discussion of market risk.

             The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2017, as a result of changes in the Korean CD rate. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of the Korean CD rate as of March 31, 2017, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2017
Table 14				Estimated annual
expected interest
	Annual	Hypothetical		charge after
	expected	change in		hypothetical change in
	interest	Korean CD		Korean CD rate, as
	charge	rate, as		appropriate
	($ ’000)	appropriate		($ ’000)
Interest on Korean long-term debt	1,160	1%		1,413
		(1%	)	907

Item 4. Controls and Procedures

             Evaluation of disclosure controls and procedures

             Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

             Changes in Internal Control over Financial Reporting

             There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

             Constitutional Court order regarding extension of contract with SASSA for 12 months

             On March 17, 2017, the Constitutional Court delivered its order regarding the continued payment of social grants upon the expiration of the contract between our subsidiary, Cash Paymaster Services (Pty) Ltd, or CPS, and SASSA on March 31, 2017. The Constitutional Court essentially ordered that SASSA and CPS have a constitutional obligation to pay social welfare grants from April 1, 2017 and ordered CPS and SASSA to ensure payment of grants under the expiring contract’s terms and conditions, augmented by certain additional terms and conditions. These included amendments to (i) adequately safeguard personal data obtained during the payment process and ensure that it remains private and may not be used for any purpose other than the payment of grants, and (ii) preclude anyone from inviting beneficiaries to “opt-in” to the sharing of confidential information for the marketing of goods and services. The Constitutional Court also ordered that CPS may request National Treasury to investigate and make a recommendation regarding the price charged by CPS in the extension contract and stated that National Treasury must file a report with the Constitutional Court stating its findings in this regard.

             The Constitutional Court also included a public accountability provision in its March 2017 order that impact CPS directly. These provisions are similar to those included in its April 2014 order and require that CPS provide SASSA with an independently audited statement of expenses incurred, income received and profit earned under the 12 month extension contract. SASSA is also required to obtain an independent audit of the audited information provided by CPS. Furthermore, the Constitutional Court has instructed SASSA to send this audited information to National Treasury for its approval prior to submission to the Constitutional Court.

             The Constitutional Court has included additional public accountability provisions that impact the Minister of Social Development and SASSA. These provisions require the Minister and SASSA to file reports on affidavit with the Constitutional Court every three months, commencing on March 17, 2017, setting out how they plan to ensure the payment of social grants after the end of the 12-month contract extension period, what steps they have taken in that regard, what further steps they will take, and when they will take each future step, so as to ensure that the payment of all social grants is made when they fall due after the expiry of the 12-month period. The reports filed by the Minister and SASSA must include, but is not limited to, the applicable time-frames for the various deliverables which form part of the plan, whether the time-frames have been complied with, and if not, why that is the case and what will be done to remedy the situation. The Minister and SASSA are also required to immediately report and explain any material changes to the circumstances included in the reports previously submitted to the Constitutional Court.

             The Constitutional Court also ordered SASSA to ensure that any new payment method (i) adequately safeguards personal data obtained during the payment process and ensures that it remains private and may not be used for any purpose other than the payment of grants; and (ii) precludes a contracting party from inviting beneficiaries to “opt-in” to the sharing of confidential information for the marketing of goods and services.

             The Constitutional Court order also invited parties involved in the Constitutional Court proceedings to provide the name and consent of independent legal practitioners and technical experts, together with the Auditor-General, to oversee the implementation of the payment of social welfare grants during the period to March 31, 2018, as well as oversee SASSA’s conduct to appoint a new service provider from April 1, 2018, or to perform the grant distribution service in-house.

Item 1A. Risk Factors

             See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below and in “Item 1A Risk Factors” in Part II of our Form 10-Q for the quarter ended September 30, 2016, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

             Our SASSA contract has been extended and now expires at the end of March 2018 following an order issued by the Constitutional Court on March 17, 2017. It is unclear to us whether SASSA will issue a new grant payments tender or if it intends to take over the distribution of social grants when our contract expires. We derive a significant portion of our revenue from our SASSA contract, which we will lose if and when we no longer provide a service to SASSA.

             We derive a significant portion of our revenues from our contract with SASSA for the payment of social grants. Our current five-year SASSA contract, which we were awarded through a competitive tender process in 2012, was scheduled to expire in March 2017.

             The Constitutional Court ordered that SASSA and CPS have a constitutional obligation to pay social welfare grants from April 1, 2017 and ordered CPS and SASSA to ensure payment of grants under the expiring contract’s terms and conditions, augmented by certain additional terms and conditions. Accordingly, on March 31, 2017, we signed an addendum to the expiring contract with SASSA which extends the contract to March 31, 2018, under the expiring contracts terms and conditions and includes the specific terms as ordered by the Constitutional Court. Refer to “Item 1—Legal Proceedings” for a summary of the Constitutional Courts order.

             We will lose the SASSA revenues after March 2018 if we then no longer have a contract with SASSA, which would occur if SASSA follows a tender process and awards the tender to a new service provider or providers or performs the social grants distribution service itself. Unless we are able to replace most or all of these revenues from other sources, our results of operations, financial position, cash flows and future growth are likely to suffer materially.

              It is possible that SASSA might request us to enter a transition agreement in order to phase out our services. The Constitutional Court has reaffirmed in its March 2017 ruling that CPS is deemed to be an “organ of state” for the purposes of the contract between SASSA and it, and that CPS has “constitutional obligations” that go beyond its contractual obligations. It is not clear what these obligations may entail in respect of the current and any potential future government contract in South Africa. We cannot predict what the financial implications may be if we are required to continue with the provision of our services without a valid contract, or during any transitional period required for the orderly transfer of our current services to SASSA.

             Our South African business practices have come under intense scrutiny in the South African media, especially during the last several months. We have recently undertaken efforts to publicly refute what we believe to be misleading or factually incorrect statements that have damaged our reputation. However, our ability to operate effectively and efficiently in South Africa in the future will be adversely impacted if we are unable to communicate persuasively that our business practices comply with South African law and are fair to the customers who purchase our financial services products.

             Our contract with SASSA was expected to expire on March 31, 2017, and by the end of February 2017, it became apparent that SASSA did not intend to bring the social welfare payment service in-house after the contract expiration. The risk of there being no payment service, or a limited service, to social welfare grant recipients in April 2017 and beyond, resulted in a public furor in South Africa in March 2017, despite SASSA’s continued assurance that grants would be paid on time in April 2017. The South African public, media, non-governmental organizations and political parties were particularly angered by SASSA’s failure to have a plan to perform the service itself and utilized a number of platforms, including social media, to ventilate their dissatisfaction with the state of affairs. They specifically accused us of bearing responsibility for SASSA’s inability to bring the payment service in-house. In addition, we were publicly accused of illegally providing our services and defrauding social welfare grant recipients. We have publicly denied these accusations and believe they have no merit.

             Our reputation in South Africa has been tarnished as a result of these accusations. We have recently undertaken a concerted effort to refute the accusations made against us and to assist us in communicating effectively to the public and our stakeholders that our business practices comply with South African law and are fair to the social welfare grant recipients who purchase the financial services products that we offer. However, if these efforts are unsuccessful, our operations, financial position, cash flows and future growth are likely to suffer.

             SASSA has challenged our ability to conduct certain aspects of our financial services business in a commercial manner through its interpretation of recently adopted regulations under the Social Assistance Act. We are in litigation with SASSA over its interpretation of these regulations. If SASSA were to prevail in this legal proceeding, our business will suffer.

             SASSA has challenged our ability to operate certain aspects of our financial services business in a commercial manner by adopting an interpretation of the South African Social Assistance Act of 2004, or Assistance Act, and recently-adopted regulations thereunder that would prohibit us and Grindrod Bank Limited, or Grindrod, from processing debit orders from social welfare beneficiaries’ bank accounts. We believe that SASSA’s interpretation is erroneous and on June 3, 2016, we filed for a declaratory order with the High Court of the Republic of South Africa Gauteng Division, Pretoria, to provide certainty to us, as well as other industry stakeholders, on the interpretation of the Assistance Act and regulations. On June 15, 2016, SASSA brought criminal charges against Grindrod Bank and us for failing to act in accordance with their instructions to stop processing debit orders. On June 28, 2016, the High Court issued an order scheduling arguments on the declaratory order that we are seeking on October 17 and 18, 2016 and prohibited SASSA from taking certain actions in furtherance of the criminal charges, pending a determination of the dispute. The matter was heard by the Court on October 17 and 18, 2016, and it has reserved judgment. We cannot predict how or when the Court will rule on our declaratory order application.

             On August 8, 2016 we were informed that the South African National Prosecuting Authority, or NPA, had reached a “no prosecution” decision on the criminal charges filed by SASSA. We cannot predict whether SASSA might attempt to bring new charges at any time or ask the NPA to revisit its decision in future.

             If we were not to prevail, our ability to operate our business, specifically our micro-lending and insurance activities in a commercially viable manner would be impaired, which would likely have a material adverse effect on our business and might harm our reputation. Regardless of the outcome, management will be required to devote significant time and resources to these legal proceedings, which may impact their ability to focus their attention on our business.

             We are, and in the future may be, subject to litigation in which private parties may seek to recover, on behalf of SASSA, amounts paid to us under our SASSA contract. If such litigation were to be successful and require us to repay substantial monies to SASSA, such repayment would adversely affect our results of operations, financial position and cash flows.

             In April 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court of South Africa, seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve a payment to us of approximately ZAR 317 million including VAT, or approximately ZAR 277 million excluding VAT. Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We are named as a respondent in this proceeding.

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

             In addition, the April 2014 Constitutional Court ruling ordering SASSA to re-run the tender process requires us to file with the Court, after completion of our SASSA contract in March 2017, an audited statement of our expenses, income and net profit under the contract. We expect to file the required information with the Constitutional Court. The March 2017 Constitutional Court order contains a similar requirement that we file an audited statement of our expenses, income and net profit under our amended contract that expires in March 2018. It is conceivable that one or more third parties may in the future institute litigation challenging our right to retain a portion of the amounts we will have received from SASSA under our contract. We cannot predict whether any such litigation will be instituted, or if it is, whether it would be successful.

             Any successful challenge to our right to receive and retain payments from SASSA that requires substantial repayments would adversely affect our results of operations, financial position and cash flows.

Item 6. Exhibits

              The following exhibits are filed as part of this Form 10-Q:

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.50	First Addendum to Amended and Restated Subscription Agreement, dated February 28, 2017, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited		8-K	10.50	March 2, 2017
10.51	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017		8-K	10.51	March 2, 2017
10.52	Side Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017		8-K	10.52	March 2, 2017

10.53	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated February 28, 2017		8-K	10.53	March 2, 2017
10.54	First Amendment and Restatement Agreement, dated March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.54	March 20, 2017
10.55	Amended and Restated Common Terms Agreement, dated October 20, 2016, as amended and restated on March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.55	March 20, 2017
10.56	Senior Facility A Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.56	March 20, 2017
10.57	Senior Facility B Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.57	March 20, 2017
10.58	Senior Facility C Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)		8-K	10.58	March 20, 2017
10.59	Addendum dated March 31, 2017, to the Contract and related Service Level Agreement for the Payment of Social Grants dated February 3, 2012 between South African Social Security Agency and Cash Paymaster Services (Pty) Ltd.		8-K	10.59	March 31, 2017
10.60	Addendum to the Lease Agreement made and entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated November 18, 2016	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2017.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Serge C.P. Belamant

Serge C.P. Belamant
Chief Executive Officer and Director

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Financial Officer, Treasurer and Secretary, Director