Form 10-K
period 2017-06-30
NET 1 UEPS TECHNOLOGIES INC
filed 2017-08-24
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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
Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date, was $279,962,886. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of August 21, 2017, 56,343,902 shares of the registrant’s common stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NET 1 UEPS TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A—“Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to release publicly any revisions to the forward-looking statements after the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2018 fiscal year, which runs from July 1, 2017 to June 30, 2018.

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

Our technology is widely used in South Africa today, where we distribute pension and welfare payments, using our biometrically enabled UEPS/EMV technology, to over ten million recipient cardholders across the entire country, process debit and credit card payment transactions on behalf of a wide range of retailers through our EasyPay system, process value-added services such as bill payments and prepaid airtime and electricity for the major bill issuers and local councils in South Africa, and provide mobile telephone top-up transactions for all of the South African mobile carriers. We are the largest provider of third-party and associated payroll payments in South Africa through our FIHRST service. We provide financial inclusion services such as microloans, insurance, mobile transacting and prepaid utilities to our cardholder base.

In addition, through KSNET, we are one of the top three value-added network, or VAN, processors in South Korea, and we offer card processing, payment gateway and banking value-added services in that country. We have expanded our card issuing and acquiring capabilities through the acquisition of Transact24 in Hong Kong. Our Masterpayment subsidiary in Germany provides value added payment services and working capital finance to online retailers across Europe. Our XeoHealth service provides funders and providers of healthcare in United States with an on-line real-time management system for healthcare transactions.

Our Net1 Solutions business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as Mobile Virtual Card, or MVC, Chip and GSM licensing and Virtual Top Up, or VTU, and has deployed solutions in many countries, including South Africa, the United Kingdom, Namibia, Nigeria, Malawi, Cameroon, the Philippines, India and Colombia.

All references to “the Company,” “we,” “us,” or “our” are references to Net 1 UEPS Technologies, Inc. and its consolidated subsidiaries, collectively, and all references to “Net1” are to Net 1 UEPS Technologies, Inc. only, except as otherwise indicated or where the context indicates otherwise.

Market Opportunity

Services for the under-banked: According to the latest World Bank’s Global Findex Database, 62% of adults worldwide have a bank account. As a result, two billion adults around the world remain entirely excluded from the financial system. This situation arises when banking fees are either too high relative to an individual’s income, a bank account provides little or no meaningful benefit or there is insufficient infrastructure to provide financial services economically in the individual’s geographic location. We refer to these people as the unbanked and the under-banked. These individuals typically receive wages, welfare benefits, money transfers or loans in the form of cash, and conduct commercial transactions, including the purchase of food and clothing, in cash.

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

Online transaction processing services: The continued global growth of retail credit and debit card transactions is reflected in the May 2017 Nilson Report, according to which worldwide annual general purpose card dollar volume increased 6.4% to $26 trillion in 2016, while transaction volume increased by 13.3% to 257 billion transactions and cards issued increased by 9.4% to 11.15 billion cards during the same period. General purpose cards include the major card network brands such as MasterCard, Visa, UnionPay and American Express. In South Africa, we operate the largest bank-independent transaction processing service through EasyPay, where we have developed a suite of value-added services such as bill payment, airtime top-up, gift card, money transfer and prepaid utility purchases that we offer as a complete solution to merchants and retailers. In South Korea, through KSNET, we are one of the top three VAN processors, and we provide card processing, banking value-added services and payment gateway functionality to more than 237,000 retailers. Transact24 and Masterpayment are established, growing processors with experienced management teams which offer a variety of value-added online transaction processing services. Our expertise in on-line transaction processing and value-added services provides us with the opportunity to participate globally in this rapidly growing market segment.

Mobile payments: The rapid growth of online commerce and the emergence of mobile devices as the preferred access channel for transacting online has created a global opportunity for the provision of secure payment services to online retailers and service providers. Our Net1 Solutions business unit is focused on providing secure payment solutions for all card-not-present transactions through the application of our MVC and other proprietary solutions.

Despite lacking access to formal financial services, large proportions of the under-banked customer segment own and utilize mobile phones. The World Bank’s research has confirmed the rising popularity of using mobile phones to transfer money and for banking that often does not require setting up an account at a brick-and-mortar bank. The World Bank has stated that mobile banking, which allows account holders to pay bills, make deposits or conduct other transactions via text messaging, has rapidly expanded in Sub-Saharan Africa, where traditional banking has been hampered by transportation and other infrastructure problems. A World Bank report states that 1% of adults globally use a mobile money account and nothing else, while in Sub-Saharan Africa 12% of adults (64 million adults) have mobile money accounts (compared to just 2% worldwide) and 45% of these people only have a mobile money account.

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

The transfer of money or other information can take place without any communication with a centralized computer since all validation, creation of audit records, encryption, decryption and authorization take place on, or are generated between, the smart cards themselves. Importantly, the cards are protected through the use of biometric fingerprint identification, which is designed to ensure the security of funds and card holder information and is more secure than traditional PIN identification. Transactions are generally settled by merchants and other commercial participants in the system by sending transaction data to a mainframe computer on a batch basis. Settlements can be performed online or offline. The mainframe computer provides a central database of transactions, creating a complete audit trail that enables us to replace lost smart cards while preserving the notional account balance, and to identify fraud.

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

For example, in South Africa, we are one of the leading independent transaction processors, the national provider of social welfare payment distribution services to the country’s large unbanked and under-banked population, the largest third-party processor of retail merchant transactions and the leading processor of third-party payroll payments. We believe that our large cardholder base, specialized technology and payment infrastructure, together with our strong business relationships, position us at the epicenter of commerce in the country. Through our national distribution platform and relationships with a number of leading companies across multiple industries, we believe that we can provide many of the services consumed by our cardholders who would normally not have access to these services or would otherwise have to rely on the informal sector. We have already introduced several services to our cardholder and merchant base, such as low cost, high functionality bank accounts, microloans, life insurance, bill payment, prepaid mobile top-up and prepaid utility services. We have a network of mobile ATMs to provide services to our cardholders, and we have established a national fixed ATM and POS network. We aim to increase the adoption of our existing services by expanding our cardholder base and our transacting network, and we aim to increase our service offerings by developing new products and distribution networks and by forging partnerships with industry participants who share our vision and can accelerate the implementation of our business plan. Our core focus remains the development and provision of our technological expertise. We have established significant operational assets to ensure the rapid deployment of our technology. As these deployments mature, we may share or dispose of these operational assets if we believe this will result in higher efficiencies and synergistic benefits where we are able to provide technology to an expanded base of clients and operations.

Our latest product, EasyPay Everywhere, provides our target market with an affordable all-inclusive transactional bank account with access to financially inclusive services such as microloans, life insurance, remittances, value added services such as prepaid utilities and bill payments through their mobile phones and our national network of ATMs and POS devices.

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

Leveraging our new payment technologies to gain access to developed and developing economies—While our business has traditionally focused on marketing products and services to the world’s unbanked and under-banked population, we have developed and acquired proprietary technology, with a specific focus on mobile payments, that is particularly relevant to developed economies as well. Our MVC application for mobile telephones, for example, is designed to eliminate fraud associated with card-not-present credit card transactions effected by telephone or over the internet and are prevalent in developed economies such as the United States. We believe that mobile payments, mobile wallets and the related applications should be a critical component of a payment processor’s future strategy and we have dedicated a significant portion of our research and development and business development resources to ensure that we remain at the forefront of this rapidly evolving technological space. While some of our mobile solutions are more relevant in developed markets such as the United States and Europe, we are targeting our mobile payment solutions at developing economies, where mobile transacting is seen as the best solution to rapidly leapfrog the antiquated payment solutions typically available in these countries at minimal cost. We plan to expand our market share in the mobile solutions and card-not-present processing markets by pursuing partnerships or supply relationships with online merchants, virtual card issuers, payment services processors, mobile remittance providers and other online service providers.

Pursue strategic acquisition opportunities or partnerships to gain access to new markets or complementary product— We will continue to pursue acquisition opportunities and partnerships that provide us with an entry point for our existing products into a new market, or provide us with technologies or solutions complementary to our current offerings. Our recent investment in MobiKwik, an Indian mobile wallet provider, for example, provides us with access to the large Indian mobile transacting and e-commerce market. Our acquisitions of Transact24 Limited, Masterpayment and our proposed investment in Bank Frick provide us with access to the leading global card issuers, acquirers and processors such as Visa, Mastercard, China UnionPay, Alipay, SWIFT and SEPA and enable us to provide small and medium e-commerce enterprises with a complete service offering, including bank accounts, card issuing and acquiring, processing and value-added products such as working capital financing. In addition, we expect to leverage our relationship with the International Finance Corporation, or IFC to pursue strategic and synergistic acquisition opportunities and partnerships in developing markets.

Our Business Units

Our company is organized into the following business units:

Net1 Solutions

Our Net1 Solutions business unit is managed from Johannesburg, South Africa with business development support branches in the United Kingdom and India. This business unit is responsible for the technical development and commercialization of our array of web and mobile applications and payment technologies.

Net1 Solutions offers an array of products and services that cater for the needs of the global market and comprises of the following key business lines:

•

MVC & Verification—Our internationally patented MVC technology is a market leading innovation which addresses the needs of the modern mobile payment market. It is the easiest, most secure and most convenient way to pay for goods and services online directly from a mobile phone. Our MVC technology provides a completely secure, off-line payment solution for card-not-present transactions, such as payments made for internet purchases. The MVC technology runs as an application on any mobile phone and utilizes our patented cryptographic card generator to secure and tokenize any payment transaction. The advent of new technologies such as NFC or QR Codes also enables the utilization of our MVC technology for card present payments.

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

•

Custom Development—The Custom Development business line produces solutions that span across Web, Mobile, Server, POS and Desktop environments. These solutions have been developed by addressing the needs of various industries and now form an integral pillar of our product and service portfolio. We develop both client-facing and background services, with coverage on every relevant platform including Mobile (Android, iOS, Windows Phone 8 and J2ME) and Web (with full cross-browser compatibility).

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

KSNET

Our KSNET business unit is based in Seoul, South Korea, and is a national payment solutions provider. KSNET has one of the broadest product offerings in the South Korean payment solutions market, a base of approximately 237,000 merchants and an extensive direct and indirect sales network. KSNET’s core operations comprise three project offerings, namely card VAN, payment gateway, or PG, and banking VAN. KSNET is able to realize significant synergies across these core operations because it is the only payment solutions provider that offers all three of these offerings in South Korea. Over 90% of KSNET’s revenue comes from the provision of payment processing services to merchants and card issuers through its card VAN.

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

Masterpayment

Our Masterpayment business unit is based in Munich, Germany, and is a specialist payment services processor. Masterpayment provides payment and acquiring services for all major European debit and credit cards; and invoicing for online retail, digital goods and content. Masterpayment currently has a client portfolio of approximately 1,000 registered merchants.

In collaboration with Bank Frick & Co. AG, or Bank Frick, a Liechtenstein-based bank, Masterpayment provides its e-commerce merchants with working capital optimization by providing a flexible form of financing, which employs a trading transaction instead of traditional bank credit. Masterpayment’s “Finetrading” product enables the seamless financing of a merchant’s inventory orders, resulting in accelerated payment settlement and the elimination of the requirement for a merchant to maintain rolling reserves or cash advances.

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

•	Automated clearing house, or ACH processing—Transact24 provides ACH processing for Tribal and State-licensed lenders in the U.S.; and
•	Prepaid card issuing and processing—Transact24 issues U.S. dollar-denominated Visa prepaid cards and Hong Kong dollar-denominated China UnionPay prepaid cards.

This business unit has been allocated to our International transaction processing reporting segment.

Cash Paymaster Services

Our CPS business unit is based in Johannesburg, South Africa, and deploys our UEPS/EMV–Social Grant Distribution technology to distribute social welfare grants on a monthly basis to over ten million recipient cardholders in South Africa. These social welfare grants are distributed on behalf of the South African Social Security Agency, or SASSA. During our 2017, 2016 and 2015 fiscal years, we derived approximately 22%, 21%, and 24% of our revenues respectively, from CPS’ social welfare grant distribution business.

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

The smart card is issued to the recipient cardholder on site and utilizes optical fingerprint sensor technology to identify and verify a recipient cardholder. The recipient cardholder simply inserts a smart card into the POS device and is prompted to present his fingerprint. If the fingerprint matches the one stored on the smart card, the smart card is loaded with the value created for that particular smart card and the card holder has access to all the UEPS/EMV functionality, including cash withdrawals, retail purchases and, upon application, financial inclusion services.

Our UEPS/EMV–Social Grant Distribution technology provides numerous benefits to government agencies, recipient cardholders and beneficiaries. The system offers government a reliable service at a reasonable price. For recipient cardholders and, as appropriate, the beneficiaries, our smart card offers financial inclusion, convenience, security, affordability, flexibility and accessibility. They can avoid long waiting lines at payment locations and do not have to get to payment locations on scheduled payment dates to receive cash. They do not lose money if they lose their smart cards, since a lost smart card is replaceable and the biometric fingerprint or voice identification technology helps prevent fraud. Their personal security risks are reduced since they do not have to safeguard their cash. Recipient cardholders have access to affordable financial services, can save money on their smart cards and can perform money transfers to friends and relatives living in other provinces. Finally, recipient cardholders pay no transaction fees when they use our CPS infrastructure to load their smart cards, perform balance inquiries, purchase goods or effect monthly debit orders. For us, the system allows us to reduce our operating costs by reducing the amount of cash we have to transport.

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

Our largest financial services offering is the provision of short-term microloans to our South African UEPS/EMV cardholders, where we provide the loans using our surplus cash reserves and earn revenue from the service fees charged on these loans. We believe our loans are the most affordable form of credit available to our target market as, unlike our competitors, we do not charge interest, initiation fees or credit life insurance premiums on our loans. Our Smart Life business unit owns a life insurance license and offers our customer base affordable insurance products applicable to this market segment, focusing on group life and funeral insurance policies.

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

The payment of social welfare grants in South Africa has historically been determined through a highly competitive tender process managed by SASSA. The participants in SASSA’s tender processes have historically included the local banks, other payment processors, SAPO and mobile operators. Our current SASSA contract expires at the end of March 2018 and SASSA has indicated that it intends to internalize all material aspects related to grant payment and administration in collaboration with SAPO.

EasyPay’s competitors include BankservAfrica, UCS, eCentric and Transaction Junction. BankservAfrica is the largest transaction processor in South Africa which processes all transactions on behalf of the South African banks and processes more than 2,5 billion transactions valued at trillions of ZAR per annum.

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

Research and Development

During fiscal 2017, 2016 and 2015, we incurred research and development expenditures of $2.0 million, $2.3 million and $2.4 million, respectively. These expenditures consist primarily of the salaries of our software engineers and developers. Our research and development activities relate primarily to the continual revision and improvement of our core UEPS and UEPS/EMV software and its functionality as well as the design and development of our MVC concept and mobile payment applications. For example, we continually improve our security protocols and algorithms as well as develop new UEPS features that we believe will enhance the attractiveness of our product and service offerings. Our research and development efforts also focus on taking advantage of improvements in hardware platforms that are not proprietary to us but form part of our system.

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

Financial Information about Geographical Areas and Operating Segments

Note 23 to our consolidated financial statements included in this annual report contains detailed financial information about our operating segments for fiscal 2017, 2016 and 2015. Revenues based on the geographic location from which the sale originated and geographic location where long-lived assets are held for the years ended June 30, are presented in the table below:

	Revenue			Long-lived assets
	2017	2016	2015	2017	2016	2015
	$’000	$’000	$’000	$’000	$’000	$’000

South Africa	434,124	422,022	461,425	74,370	69,213	72,467
South Korea	153,403	158,609	160,853	192,473	221,459	230,109
Rest of world	22,539	10,118	3,701	77,723	49,105	20,058
Total	610,066	590,749	625,979	344,566	339,777	322,634

Employees

Our number of employees allocated on a segmental basis as of the years ended June 30, are presented in the table below:

	Number of employees
	2017	2016	2015

Management	236	241	217
South African transaction processing	2,487	2,571	2,579
International transaction processing	354	310	242
Financial inclusion and applied technologies(1)	2,281	2,576	1,726
Total	5,358	5,701	4,764

(1)    Financial inclusion and applied technologies includes employees allocated to corporate/ eliminations activities.

On a functional basis, six of our employees were part of executive management, 156 were employed in sales and marketing, 257 were employed in finance and administration, 312 were employed in information technology and 4,627 were employed in operations.

As of June 30, 2017, approximately 56 of the 2,487 and three of the 2,281 employees we have in South Africa who were performing transaction-based and financial inclusion activities, respectively, were members of the South African Commercial Catering and Allied Workers Union and approximately 188 of the 247 employees we have in South Korea who perform international transaction-based activities were members of the KSNET Union. We believe that we have a good relationship with our employees and these unions.

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

Available information

We maintain a website at www.net1.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “SEC filings” portion of our website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K.

Executive Officers of the Registrant

The table below presents our executive officers, their ages and their titles:

Name	Age	Title
Herman G. Kotzé	47	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Philip S. Meyer	60	Managing Director of Transact24 Limited
Phil-Hyun Oh	58	Chief Executive Officer and President, KSNET, Inc.
Nanda Pillay	46	Managing Director: Southern Africa
Nitin Soma	50	Chief Technology Officer

Herman Kotzé has been our Chief Executive Officer since May 2017 and our Chief Financial Officer, Secretary and Treasurer since June 2004. From January 2000 until June 2004, he served on the board of Aplitec as Group Financial Director. Mr. Kotzé joined Aplitec in November 1998 as a strategic financial analyst. Prior to joining Aplitec, Mr. Kotzé was a business analyst at the Industrial Development Corporation of South Africa. Mr. Kotzé has a bachelor of commerce honors degree, a post graduate diploma in treasury management, a higher diploma in taxation, completed his articles at KPMG, and is a member of the South African Institute of Chartered Accountants.

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

Nanda Pillay joined us in May 2000 and is responsible for our Southern African operations, including CPS, Financial Services, EasyPay, Net1 Solutions and SmartSwitch Botswana.

Nitin Soma has served as our Chief Technology Officer since June 2004. Mr. Soma joined Aplitec in 1997. He specializes in transaction switching and interbank settlements and designed the Stratus back-end system for Aplitec. Mr. Soma has over 20 years of experience in the development and design of smart card payment systems. Mr. Soma has a bachelor of science (computer science and applied mathematics) degree.

ITEM 1A.	RISK FACTORS

OUR OPERATIONS AND FINANCIAL RESULTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW, THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND THE TRADING PRICE OF OUR COMMON STOCK.

Risks Relating to Our Business

Our SASSA contract has been extended and now expires at the end of March 2018 following an order issued by the Constitutional Court on March 17, 2017. It is unclear to us whether SASSA will issue a new grants payment tender or whether it intends to take over the distribution of social grants when our contract expires. We derive a significant portion of our revenue from our SASSA contract, which we will lose if and when we no longer provide a service to SASSA.

We derive a significant portion of our revenues from our contract with SASSA for the payment of social grants. Our SASSA contract, which we were awarded through a competitive tender process in 2012, was scheduled to expire in March 2017. However, in March 2017, the Constitutional Court of South Africa, Constitutional Court, which retained oversight of SASSA as a result of litigation regarding the original award of the contract to us on 2012, held that SASSA and CPS have a constitutional obligation to continue to pay social welfare grants and ordered that the contract be extended for another year. Refer to “Item 3—Legal Proceedings” for a summary of the Constitutional Court’s order.

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

It is possible that SASSA might request us to enter a transition agreement in order to phase out our services. The Constitutional Court reaffirmed in its March 2017 ruling that CPS is deemed to be an “organ of state” for the purposes of the contract between SASSA and CPS, and that CPS has “constitutional obligations” that go beyond its contractual obligations. It is not clear what these obligations may entail in respect of the current and any potential future government contract in South Africa. We cannot predict what the financial or other implications may be if we are required to provide our services without a valid contract, or during any transitional period required for the orderly transfer of our services to SASSA or to a new contractor.

Our South African business practices have come under intense scrutiny in the South African media, especially during the last several months. We have attempted to publicly refute what we believe to be misleading or factually incorrect statements that have damaged our reputation. However, our ability to operate effectively and efficiently in South Africa in the future will be adversely impacted if we are unable to communicate persuasively that our business practices comply with South African law and are fair to the customers who purchase our financial services products.

Our contract with SASSA was expected to expire on March 31, 2017, and by the end of February 2017, it became apparent that SASSA did not intend to bring the social welfare payment service in-house after the contract expiration. The risk of there being no payment service, or a limited service, to social welfare grant recipients in April 2017 and beyond, resulted in a public furor in South Africa in March 2017, despite SASSA’s continued assurance that grants would be paid on time in April 2017. The South African public, media, non-governmental organizations and political parties were particularly angered by SASSA’s failure to have a plan to perform the service itself and utilized a number of platforms, including social media, to express their dissatisfaction with the state of affairs. They specifically accused us of bearing responsibility for SASSA’s inability to bring the payment service in-house. In addition, we were publicly accused of illegally providing our services and defrauding social welfare grant recipients. We have publicly denied these accusations and believe they have no merit.

Our reputation in South Africa has been tarnished as a result of these accusations. We have attempted to refute the accusations made against us and have appointed a public relations firm to assist us in communicating effectively to the public and our stakeholders that our business practices comply with South African law and are fair to the social welfare grant recipients who purchase the financial services products that we offer. However, it is difficult to quantify to what extent we have been successful in effectively repudiating these unsubstantiated allegations against us. If we are unable to communicate persuasively that our business practices comply with South African law and are fair to the customers who purchase our financial services products, our ability to operate effectively and efficiently in South Africa in the future will be adversely impacted, and our results of operations, financial position and cash flows would be adversely affected.

SASSA continues to challenge our ability to conduct certain aspects of our financial services business in a commercial manner through its interpretation of recently adopted regulations under the Social Assistance Act. We are in litigation with SASSA over its interpretation of these regulations. If SASSA were to prevail in this legal proceeding, our business will suffer.

As described under “Item 3—Legal Proceedings— Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations,” the High Court of the Republic of South Africa Gauteng Division, Pretoria, or Pretoria High Court, has issued the declaratory order sought by us that the Social Assistance Act and Regulations do not restrict social grant recipients in the operation of their banks accounts. SASSA continues to challenge our ability to operate certain aspects of our financial services business in a commercial manner in the South African courts. The Black Sash has also served applications petitioning the South African Supreme Court of Appeal, or the Supreme Court, to grant them leave to appeal the Pretoria High Court order through either the Supreme Court or to a full bench of the Pretoria High Court.

If SASSA or the Black Sash were to prevail with their legal actions, our ability to operate our business, specifically our micro-lending and insurance activities in a commercially viable manner would be impaired, which would likely have a material adverse effect on our business and might harm our reputation. Regardless of the outcome, management will be required to devote further time and resources to these legal proceedings, which may impact their ability to focus their attention on our business.

We are, and in the future may be, subject to litigation in which private parties may seek to recover, on behalf of SASSA, amounts paid to us under our SASSA contract. If such litigation were to be successful and require us to repay substantial monies to SASSA, such repayment would adversely affect our results of operations, financial position and cash flows.

In April 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court of South Africa, seeking an order from the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve a payment to us of approximately ZAR 317 million including VAT, or approximately ZAR 277 million excluding VAT. Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African law. We are named as a respondent in this proceeding.

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

In addition, the April 2014 Constitutional Court ruling ordering SASSA to re-run the tender process required us to file with the Court, after completion of our SASSA contract in March 2017, an audited statement of our expenses, income and net profit under the contract. We filed the required information with the Constitutional Court on May 30, 2017. The March 2017 Constitutional Court order contains a similar requirement that we file an audited statement of our expenses, income and net profit under our amended contract that expires in March 2018. It is conceivable that one or more third parties may in the future institute litigation challenging our right to retain a portion of the amounts we will have received from SASSA under our contract. We cannot predict whether any such litigation will be instituted, or if it is, whether it would be successful.

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

We may undertake acquisitions or make strategic investments that could increase our costs or liabilities or be disruptive to our business.

Acquisitions and strategic investments are an integral part of our long-term growth strategy as we seek to grow our business internationally and to deploy our technologies in new markets both inside and outside South Africa. However, we may not be able to locate suitable acquisition or investment candidates at prices that we consider appropriate. If we do identify an appropriate acquisition or investment candidate, we may not be able to successfully negotiate the terms of the transaction, finance it or, if the transaction occurs, integrate the new business into our existing business. These transactions may require debt financing or additional equity financing, resulting in additional leverage or dilution of ownership. For instance, in July 2017, we invested in Cell C utilizing a combination of existing cash reserves and external debt from South African banks – refer also to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Developments During Fiscal 2017—Strategic investments.”

Acquisitions of businesses or other material operations and the integration of these acquisitions or their businesses will require significant attention from our senior management which may divert their attention from our day to day business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates.

In addition, we may need to record write-downs from future impairments of goodwill or other intangible assets, which could reduce our future reported earnings. Finally, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

We may not achieve the expected benefits from our recent Cell C and DNI investments.

We have recently invested more than $220 million in the aggregate to acquire a 15% interest in Cell C Proprietary Limited and a 45% interest in DNI-4PL Contracts Proprietary Limited, or DNI. We believe that there are potential synergies that we can derive from these transactions, including the ability to integrate our service offerings to certain of our customers with those of Cell C and DNI, which we would then expect to help expand the businesses of Cell C and DNI as well. However, we may not realize the benefits we expect to achieve from these investments. First, attempting to integrate these service offerings may be disruptive to us and we may not be able to integrate these offerings successfully. Even if we are able to achieve this integration, our customers may not use these services to the extent that we hope they will. Any such failure could adversely impact our own business as well as Cell C’s and DNI’s, which could then reduce the value of our investments. Additionally, attempting to integrate Cell C’s and DNI’s offerings with our own may adversely impact our other business and operational relationships. Our inability to achieve the expected synergies from the Cell C and DNI transactions may have a material adverse effect on our business, results of operations or financial condition. For example, our revenues and operating income may be adversely affected and we could be required to impair all, or a part of, our investment.

We have a significant amount of indebtedness that requires us to comply with restrictive and financial covenants. If we are unable to comply with these covenants, we could default on this debt, which would have a material adverse effect on our business and financial condition.

We financed our recent investment in Cell C through South African bank borrowings of ZAR 1.25 billion ($95.7 million, translated at exchange rates applicable as of June 30, 2017). The loans are secured by intercompany cross-guarantees and a pledge by Net1 Applied Technologies South Africa Proprietary Limited, or Net1 SA, of its entire equity interests in Cell C and DNI. The terms of the lending arrangement contain customary covenants that require Net1 SA to maintain a specified total net leverage ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities.

In addition, as of June 30, 2017, we had approximately KRW 18.6 billion ($16.2 million, translated at exchange rates applicable as of June 30, 2017) of outstanding indebtedness, which we incurred to finance our acquisition of KSNET in October 2010. These loans are secured by a pledge by Net1 Korea of its entire equity interest in KSNET and a pledge by the immediate parent of Net1 Korea (also one of our subsidiaries) of its entire equity interest in Net1 Korea. The terms of the loan facility require Net1 Korea and its consolidated subsidiaries to maintain certain specified financial ratios (including a leverage ratio and a debt service coverage ratio) and restrict Net1 Korea’s ability to make certain distributions with respect to its capital stock, prepay other debt, encumber its assets, incur additional indebtedness, or engage in certain business combinations.

Although these covenants only apply to certain of our South African subsidiaries and our South Korean subsidiaries, respectively, these security arrangements and covenants may reduce our operating flexibility or our ability to engage in other transactions that may be beneficial to us. If we are unable to comply with the covenants in South Africa or South Korea, we could be in default and the indebtedness could be accelerated. If this were to occur, we might not be able to obtain waivers of default or to refinance the debt with another lender and as a result, our business and financial condition would suffer.

We face competition from the incumbent retail banks in South Africa and SAPO in the unbanked market segment, which could limit growth in our transaction-based activities segment.

Certain South African banks have also developed their own low-cost banking products targeted at the unbanked and under-banked market segment. According to the 2016 FinScope survey, which is an annual survey conducted by the FinMark Trust, a non-profit independent trust, 77% of South Africans are banked (58% if SASSA account holders are excluded). As the competition to bank the unbanked in South Africa intensifies, we may not be successful in marketing our low-cost EasyPay Everywhere product to our target population. Moreover, as our product offerings increase, gain market acceptance and pose a competitive threat in South Africa, especially our UEPS/EMV product with biometric verification and our financial services offerings, the banks and SAPO may seek governmental or other regulatory intervention if they view us as disrupting their transactional or other businesses.

Our microlending loan book exposes us to credit risk and our allowance for doubtful finance loans receivable may not be sufficient to absorb future write-offs.

All of these microfinance loans made are for a period of six months or less. We have created an allowance for doubtful finance loans receivable related to this book. Management has considered factors including the period of the finance loan outstanding, creditworthiness of the customers and the past payment history of the borrower when creating the allowance. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. However, additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including on-going evaluation of the creditworthiness of each customer.

Our Mastertrading working capital financing and supply chain solutions receivables expose us to credit risk and our allowance for doubtful working capital finance loans receivable may not be sufficient to absorb future write-offs.

We have created an allowance for doubtful working capital finance receivables related to our Mastertrading business. We have considered factors including the period of the working capital receivable outstanding, creditworthiness of the customers and the past payment history of the borrower when creating the allowance. A significant amount of judgment is required to assess the ultimate recoverability of these working capital finance receivables because this is a new offering and we continue to refine and improve our processes, including the maximum amount of exposure per customer that we are willing to accept and the on-going evaluation of the creditworthiness of each customer.

A determination that requires a change in our allowance for doubtful working capital finance receivables, or a failure by one or more of our customers to pay a significant portion of outstanding working capital finance receivables, could have a negative impact on our business, operating results, cash flows and financial condition.

We have obtained short-term financing from Bank Frick to fund our Mastertrading working capital and supply chain solutions offering in Europe. We may need to utilize existing cash reserves to settle these short-term facilities if our working capital customers do not repay us under the terms of our agreements with them.

As of June 30, 2017, we had utilized CHF 15.9 million of our CHF 20 million short-term facility from Bank Frick to fund the growth of the majority of the European working capital receivables. The facility does not have a fixed term, however it may be terminated by either party with six months written notice at the end of a calendar month. Certain of our working capital finance agreements are for a period of up to nine months and if Bank Frick were to terminate its lending facility with six months notice, we may be required to utilize our existing cash reserves to settle a portion of the Bank Frick facility which could have an adverse impact on our business, operating results, cash flows and financial condition. We have also provided Bank Frick a corporate guarantee as security for this CHF 20 million facility as well as a EUR 40 million facility obtained from Bank Frick.

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

The loss of the services of certain of our executive officers would adversely affect our business.

Our future financial and operational performance depends, in large part, on the continued contributions of our senior management, in particular, Mr. Herman Kotzé, our Chief Executive and Chief Financial Officer. Many of our key responsibilities in South Africa are currently performed by Mr. Kotzé, as well as by Messrs. Nanda Pillay, our Managing Director: Southern Africa and Nitin Soma, our Senior Vice President of Information Technology. We are actively seeking to appoint a new Chief Financial Officer, and until this executive has been appointed there is a risk that Mr. Kotzé may become overburdened with his multiple executive responsibilities. The loss of the services of any of these executives would disrupt our development efforts or business relationships and our ability to continue to innovate and to meet customers’ needs, which could have a material adverse effect on our business and financial performance.

In addition, the success of our KSNET business depends heavily on the continued services of its president, Phil-Hyun Oh and the other senior members of the KSNET management team. Mr. Oh’s current contract expired in June 2017, and has not been renewed and therefore he may terminate his employment at any time. We do not maintain any “key person” life insurance policies.

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

Protection against fraud is of key importance to the purchasers and end users of our solutions. We incorporate security features, including encryption software, biometric identification and secure hardware, into our solutions to protect against fraud in electronic transactions and to provide for the privacy and integrity of card holder data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted using our solutions. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer, and we may become subject to damage claims. We have not yet experienced any significant security breaches affecting our business.

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

In order for us to expand our operations into foreign markets, it may be necessary for us to establish partnering arrangements with companies outside South Africa, such as the one we have co-established in Namibia and our non-controlling investments in Nigeria and with MobiKwik in India. The success of these endeavors is, however, subject to a number of factors over which we have little or no control, such as finding suitable partners with the appropriate financial, business and technical backing and continued governmental support for planned implementations. In some countries, finding suitable partners and obtaining the appropriate support from the government involved may take a number of years before we can commence implementation. Some of these partnering arrangements may take the form of joint ventures in which we receive a non-controlling interest. Non-controlling ownership carries with it numerous risks, including dependence on partners to provide knowledge of local market conditions and to facilitate the acquisition of any necessary licenses and permits, as well as the inability to control the joint venture vehicle and to direct its policies and strategies.

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

We pre-fund certain merchant and customer payments in South Africa, South Korea and Botswana and a significant level of payment defaults by these merchants or customers would adversely affect us.

We pre-fund social welfare grants through the merchants who participate in our merchant acquiring system in the South African provinces where we operate. We also pre-fund the settlement of funds to certain customers in South Korea and pre-fund our customer that utilizes our UEPS system to pay old age grants in Botswana. These pre-funding obligations expose us to the risk of default by these merchants and customers. Although we have not experienced any material defaults by merchants or customers in the return of pre-funded amounts to us, we cannot guarantee that material defaults will not occur in the future. A material level of merchant or customer defaults could have a material adverse effect on us, our financial position and results of operations.

We may incur material losses in connection with our distribution of cash to recipient cardholders of social welfare grants in South Africa.

Many social welfare recipient cardholders use our services to access cash using their smart cards. We use armored vehicles and our own fixed ATM infrastructure to deliver large amounts of cash to rural areas across South Africa to enable these welfare recipient cardholders to receive this cash. In some cases, we also store the cash that will be delivered by the armored vehicles in depots overnight or over the weekend to facilitate delivery to these rural areas. We cannot insure against certain risks of loss or theft of cash from our delivery vehicles, ATMs or depots and we will therefore bear the full cost of certain uninsured losses or theft in connection with the cash handling process, and such losses could materially and adversely affect our financial condition, cash flows and results of operations. We have not incurred any material losses resulting from cash distribution in recent years, but there is no assurance that we will not incur material losses in the future.

We depend upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

We obtain our smart cards, ATMs, POS devices and the other hardware we use in our business from a limited number of suppliers, and do not manufacture this equipment ourselves. We generally do not have long-term agreements with our manufacturers or component suppliers. If our suppliers become unwilling or unable to provide us with adequate supplies of parts or products when we need them, or if they increase their prices, we may not be able to find alternative sources in a timely manner and could be faced with a critical shortage. This could harm our ability to implement new systems and cause our revenues to decline. Even if we are able to secure alternative sources in a timely manner, our costs could increase. A supply interruption or an increase in demand beyond current suppliers’ capabilities could harm our ability to distribute our equipment and thus, to acquire a new source of customers who use our UEPS technology. Any interruption in the supply of the hardware necessary to operate our technology, or our inability to obtain substitute equipment at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

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

Risks Relating to Operating in South Africa and Other Foreign Markets

If we do not achieve applicable broad-based black economic empowerment objectives in our South African businesses, we risk losing our government and private contracts. In addition, it is possible that we may be required to increase black shareholding of our company in a manner that could dilute your ownership.

The legislative framework for the promotion of broad-based black economic empowerment, or BEE, in South Africa has been established through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, as amended in 2013, and amended BEE codes of good practice, or BEE Codes, the sector-specific codes of good practice, or Sector Codes, and sector-specific transformation charters, or Transformation Charters, published pursuant thereto. Sector Codes are sector-specific codes of good practice that are aligned with the BEE Codes and share the same status as the BEE Codes which were initially published by the South African government in February 2007. Sector Codes are fully binding between and among businesses operating in an industry. Achievement of BEE objectives is measured by a scorecard which establishes a weighting for the various components of BEE. Scorecards are independently reviewed by accredited BEE verification agencies which issue a certificate that presents an entity’s BEE Recognition Level, or BEE status.

The BEE Codes were reviewed by the South African Department of Trade and Industry, or dti, and a new set of BEE Codes were promulgated in October 2013. The new BEE Codes came into effect on May 1, 2015, and have different requirements and emphasis to the old codes of good practice. Furthermore, on May 15, 2015, the dti issued a Notice of Clarification which further extended the transitional period for the alignment of Sector Codes with the new BEE Codes. The dti stated in its notice that it would consider repealing any Sector Codes that are not aligned to a date yet to be announced.

Certain of our South African businesses are subject to either the Information and Communications Technology Sector Code, or ICT Sector Code, or the Financial Services Sector Code. The ICT Sector Code has been amended and aligned with the new BEE Codes, and a new ICT Sector Code was promulgated on November 7, 2016. In November 2012, the South African government promulgated the Financial Services Code. The Financial Services Code is in the process of being amended to align it with the BEE Codes and the amendments have not yet been finalized.

Some of our businesses will have to adhere to these amended Sector Codes, and in the case of the Financial Sector Codes, only once the amendment is gazetted. Compliance with the requirements of the amended ICT Sector Codes and the amended Financial Sector Codes, may negatively affect our future BEE status.

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

While South Africa has a highly developed financial and legal infrastructure, it also has high levels of crime and unemployment, relative to peer countries in Africa and other emerging economies, and there are significant differences in the level of economic and social development among its people, with large parts of the population, particularly in the rural areas, having limited access to adequate education, healthcare, housing and other basic services, including water and electricity. In addition, South Africa has a high prevalence of HIV/AIDS and tuberculosis. Government policies aimed at alleviating and redressing the disadvantages suffered by the majority of citizens under previous governments may increase our costs and reduce our profitability, all of which could negatively affect our business. These problems may prompt emigration of skilled workers, hinder investment into South Africa and impede economic growth. As a result, we may have difficulties attracting and retaining qualified employees.

We may not be able to effectively and efficiently manage the electricity supply disruptions in South Africa which could adversely affect our results of operations, financial position, cash flows and future growth.

Our businesses in South Africa are dependent on electricity generated and supplied by the state-owned utility, Eskom, in order to operate. In recent years, Eskom has been unable to generate and supply the amount of electricity required by South Africans, and the entire country experienced significant and largely unpredictable electricity supply disruptions. Eskom has implemented a number of short- and long-term mitigation plans to correct these issues and the number of supply disruptions has decreased since calendar 2016.

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

The economy of South Africa in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. High rates of inflation could increase our South African-based costs and decrease our operating margins. Although higher interest rates would increase the amount of income we earn on our cash balances, they would also adversely affect our ability to obtain additional cost-effective debt financing in South Africa.

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

Although Net1 is a U.S. corporation and is not itself subject to South African exchange control regulations, these regulations do restrict the ability of our South African subsidiaries to raise and deploy capital outside the Common Monetary Area, to borrow money in currencies other than the South African rand and to hold foreign currency. Exchange control restrictions may also affect the ability of these subsidiaries to pay dividends to Net1 unless the affected subsidiary can show that any payment of such dividend will not place it in an over-borrowed position. As of June 30, 2017, approximately 56% of our cash and cash equivalents were held by our South African subsidiaries. Exchange control regulations could make it difficult for our South African subsidiaries to: (i) export capital from South Africa; (ii) hold foreign currency or incur indebtedness denominated in foreign currencies without the approval of SARB; (iii) acquire an interest in a foreign venture without the approval of SARB and first having complied with the investment criteria of SARB; or (iv) repatriate to South Africa profits of foreign operations. These regulations could also limit our ability to utilize profits of one foreign business to finance operations of a different foreign business.

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

Some of these risks include:

-	political and economic instability, including higher rates of inflation and currency fluctuations;
-	high levels of corruption, including bribery of public officials;
-	loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;
-	a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
-	logistical, utilities (including electricity and water supply) and communications challenges;
-	potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;
-	difficulties in staffing and managing operations and ensuring the safety of our employees;
-	restrictions on the right to convert or repatriate currency or export assets;
-	greater risk of uncollectible accounts and longer collection cycles;
-	indigenization and empowerment programs;
-	exposure to liability under the U.K. Bribery Act; and
-

exposure to liability under U.S. securities and foreign trade laws, including the Foreign Corrupt Practices Act, or FCPA, and regulations established by the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC.

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

Our KSNET operations contributed approximately 25% and 13% of our revenue and operating income, respectively, for our 2017 fiscal year. There has been recent tension on the Korean peninsula and a concern about potential acts of military aggression or cyber-attacks. Because KSNET is a transaction processor, its operations are dependent on continuing high levels of consumer activity and the availability of data communication infrastructure. Acts of military aggression in the Korean peninsula, other hostile acts or economic weakness that reduces spending by South Korean consumers is likely to materially and adversely impact our KSNET operations as well as our business, operating results, cash flows and financial condition. If this were to occur, we might be unable to comply with the debt covenants contained in our Korean debt facility, which could result in default and acceleration of our indebtedness. Furthermore, we might not be able to obtain waivers of default or to refinance the debt with another lender and, as a result, our business and financial condition would suffer.

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

We are required to comply with certain U.S. laws and regulations, including economic and trade sanctions, which could adversely impact our future growth.

We are subject to U.S. and other trade controls, economic sanctions and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

Doing business on a worldwide basis requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign trade control laws and regulations, including various export controls and economic sanctions programs, such as those administered by OFAC, as well as European sanctions. We monitor compliance in accordance with the 10 principles as set out in the United Nations Global Compact Principles, the Organisation for Economic Co-operation and Development recommendations relating to corruption, and the International Labor Organization Protocol in terms of certain of the items to be monitored. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating trade control laws as well as sanctions regulations.

Economic sanctions programs restrict our business dealings with certain sanctioned countries, persons and entities. In addition, because we act through dealers and distributors, we face the risk that our dealers, distributors and customers might further distribute our products to a sanctioned person or entity, or an ultimate end-user in a sanctioned country, which might subject us to an investigation concerning compliance with OFAC or other sanctions regulations.

Violations of trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have developed policies and procedures as part of a company-wide compliance program that is designed to assist our compliance with applicable U.S. and international trade control laws and regulations, including trade controls and sanctions programs administered by OFAC, and provide regular training to our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, partners, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could materially and adversely affect our reputation, business, results of operations and financial condition. Our continued international expansion, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of OFAC violations in the future.

We are required to comply with anti-corruption laws and regulations, including the FCPA and U.K. Bribery Act, in the jurisdictions in which we operate our business, which could adversely impact our future growth.

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business, or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA.

In addition, we have to comply with the U.K. Bribery Act, or the U.K. Bribery Act, which includes provisions that extend beyond bribery of foreign public officials and also apply to transactions with individuals not employed by a government. The provisions of the U.K. Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate, lack a developed legal system and have higher than normal levels of corruption.

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

Our current and potential competitors may use U.S. laws and regulations, including the FCPA, to disrupt our business operations and harm our reputation in the territories in which we operate or in which we intend to expand into. For instance, as we have previously reported, in November 2012, the U.S. Department of Justice commenced an investigation into whether we violated the FCPA and other U.S. federal criminal laws by engaging in a scheme to make corrupt payments to officials of the South Africa government in connection with securing our 2012 SASSA contract and whether we violated federal securities laws in connection with statements made by us in our SEC filings regarding this contract. The investigations commenced as a result of reports made to the relevant U.S. authorities by a losing bidder to the 2012 SASSA contract. While these investigations have all been concluded with no adverse findings against us, during the course of the investigations, management’s time was diverted from other matters relating to our business and we suffered harm to our business reputation. Furthermore, in fiscal 2013, the FSB suspended Smart Life’s insurance license. Our management has to spend a disproportionate amount of time explaining the circumstances surrounding, and the result of the investigations, when engaging new business partners, shareholders or regulators.

Violations of anti-corruption laws and regulations are punishable by civil penalties, including fines, as well as criminal fines and imprisonment. We have developed policies and procedures as part of a company-wide compliance program that is designed to assist our compliance with applicable U.S. and international anti-corruption laws and regulations, and provide regular training to our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, partners, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could materially and adversely affect our reputation, business, results of operations and financial condition.

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

We are not currently so registered, but we have an agreement with Grindrod Bank that enables us to implement our social welfare grant distribution and EasyPay Everywhere solution in compliance with the relevant laws and regulations. If the agreement were to be terminated, we would not be able to operate these services unless we were able to obtain access to a banking license through alternate means. We are also dependent on Grindrod Bank to defend us against attacks from the other South African banks who may regard the rapid market acceptance of our UEPS/EMV product with biometric verification as disruptive to their funds transfer or other businesses and may seek governmental or other regulatory intervention. Furthermore, we have to comply with the strict anti-money laundering and customer identification regulations of the SARB when we open new bank accounts for our customers and when they transact. Failure to effectively implement and monitor these regulations may result in significant fines or prosecution of Grindrod Bank and ourselves.

In addition, the South African Financial Advisory and Intermediary Services Act, 2002, requires persons who act as intermediaries between financial product suppliers and consumers in South Africa to register as financial service providers. Smart Life was granted an Authorized Financial Service Provider, or FSP, license on June 9, 2015, and Moneyline Financial Services (Pty) Ltd and Net1 Mobile Solutions (Pty) Ltd were each granted FSP licenses on July 11, 2017. If our FSP licenses are cancelled, we may be stopped from continuing our financial services businesses in South Africa.

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

Our stock price has experienced recent significant volatility. During the 2017 fiscal year, our stock price ranged from a low of $8.37 to a high of $13.53. We expect that the trading price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to the following:

-	any adverse developments in litigation or regulatory actions in which we are involved;
-	fluctuations in currency exchange rates, particularly the U.S. dollar/ZAR exchange rate;
-	announcement of additional BEE transactions, especially one involving the issuance or potential issuance of equity securities or dilution or sale of our existing business in South Africa;
-	quarterly variations in our operating results, especially if our operating results fall below the expectations of securities analysts and investors;
-	announcements of acquisitions, disposals or impairments of intangible assets;
-	the timing of or delays in the commencement, implementation or completion of investments or major projects;
-	large purchases or sales of our common stock;
-	general conditions in the markets in which we operate; and
-	economic and financial conditions.

The put right we have agreed to grant to the IFC Investors on the occurrence of certain triggering events may have adverse impacts on us.

In May 2016, we issued an aggregate of 9,984,311 shares of our common stock to the IFC Investors. We granted to the IFC Investors certain rights, including the right to require us to repurchase any shares we have sold to the IFC Investors upon the occurrence of specified triggering events, which we refer to as a “put right.” Events triggering the put right relate to (1) us being the subject of a governmental complaint alleging, a court judgment finding or an indictment alleging that we (a) engaged in specified corrupt, fraudulent, coercive, collusive or obstructive practices; (b) entered into transactions with targets of economic sanctions; or (c) failed to operate our business in compliance with anti-money laundering or anti-terrorism laws; or (2) we reject a bona fide offer to acquire all of our outstanding shares at a time when we have in place or implement a shareholder rights plan, or adopt a shareholder rights plan triggered by a beneficial ownership threshold of less than twenty percent. The put price per share will be the higher of the price per share paid to us by the IFC Investors and the volume-weighted average price per share prevailing for the 60 trading days preceding the triggering event, except that with respect a put right triggered by rejection of a bona fide offer, the put price per share will be the highest price offered by the offeror. If a put triggering event occurs, it could adversely impact our liquidity and capital resources. In addition, the existence of the put right could also affect whether or on what terms a third party might in the future offer to purchase our company. Our response to any such offer could also be complicated, delayed or otherwise influenced by the existence of the put right.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based upon U.S. laws, including the federal securities laws or other foreign laws, against us or certain of our directors and officers and experts.

While Net1 is incorporated in the state of Florida, United States, the company is headquartered in Johannesburg, South Africa and substantially all of the company’s assets are located outside the United States. In addition, the majority of Net1’s directors and all its officers reside outside of the United States and the majority of our experts, including our independent registered public accountants, are based in South Africa.

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

South Africa is not a party to any treaties regarding the enforcement of foreign commercial judgments, as opposed to foreign arbitral awards. Accordingly, a foreign judgment is not directly enforceable in South Africa, but constitutes a cause of action which may be enforced by South African courts provided that:

•

the court which pronounced the judgment had international jurisdiction and competence to entertain the case according to the principles recognized by South African law with reference to the jurisdiction of foreign courts;

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

We lease our corporate headquarters facility which consists of approximately 93,000 square feet in Johannesburg, South Africa. We also lease properties throughout South Africa, including a 12,088 square foot manufacturing facility in Lazer Park, 149 financial services branches and 78 depot facilities. We also lease additional office space in Johannesburg, Cape Town and Durban, South Africa; Guildford and London, United Kingdom; Seoul, South Korea; Munich, Germany; Hong Kong and Zhuhai, China; Mumbai, India; Black River, Mauritius and Frederick, Maryland. These leases expire at various dates through 2020. We own land and buildings in Ahnsung, Kyung-gi, South Korea, that is used for the storage of business documents. We believe that we have adequate facilities for our current business operations.

ITEM 3.	LEGAL PROCEEDINGS

Constitutional Court order regarding extension of contract with SASSA for 12 months

On March 17, 2017, the Constitutional Court delivered its order regarding the continued payment of social grants upon the expiration of the contract between our subsidiary, CPS, and SASSA on March 31, 2017. The Constitutional Court ordered that SASSA and CPS are under a constitutional obligation to ensure payment of social welfare grants from April 1, 2017 and ordered CPS and SASSA to ensure payment of grants, for a period of 12 months, under the expiring contract’s terms and conditions, augmented by certain additional terms and conditions. These included amendments to (i) adequately safeguard personal data obtained during the payment process and ensure that it remains private and may not be used for any purpose other than the payment of grants, and (ii) preclude anyone from inviting beneficiaries to “opt-in” to the sharing of confidential information for the marketing of goods and services. The Constitutional Court also ordered that CPS may request National Treasury to investigate and make a recommendation regarding the price charged by CPS in the extension contract and stated that National Treasury must file a report with the Constitutional Court stating its findings in this regard.

The Constitutional Court also included a public accountability provision in its March 2017 order that impact CPS directly. These provisions are similar to those included in its April 2014 order, and require that CPS provide the Constitutional Court with an audited statement of expenses incurred, income received and net profit earned under the 12 month extension contract ending March 31, 2018. SASSA is also required to obtain an independent audit of the audited information provided by CPS. Furthermore, the Constitutional Court has instructed SASSA to send this audited information to National Treasury for its approval prior to submission to the Constitutional Court.

The Constitutional Court included additional public accountability provisions that impact the Minister of Social Development and SASSA. These provisions require the Minister and SASSA to file reports on affidavit with the Constitutional Court every three months, commencing on June 19, 2017, setting out how they plan to ensure the payment of social grants after the end of the 12-month contract extension period, what steps they have taken in that regard, what further steps they will take, and when they will take each future step, so as to ensure that the payment of all social grants is made when they fall due after the expiry of the 12-month period. The reports filed by the Minister and SASSA must include, but is not limited to, the applicable time-frames for the various deliverables which form part of the plan, whether the time-frames have been complied with, and if not, why that is the case and what will be done to remedy the situation. The Minister and SASSA are also required to immediately report to the Constitutional Court and explain the reason for and consequences of any material changes to the circumstances included in the reports previously submitted to the Constitutional Court.

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

The Constitutional Court order also invited parties involved in the Constitutional Court proceedings to provide the name and consent of independent legal practitioners and technical experts, together with the Auditor-General, to oversee the implementation of the payment of social welfare grants during the period to March 31, 2018, as well as oversee SASSA’s conduct to appoint a new service provider from April 1, 2018, or to perform the grant distribution service in-house. The Constitutional Court appointed a panel of ten such experts on June 6, 2017.

Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations

On June 3, 2016, we filed for a declaratory order with the High Court of the Republic of South Africa Gauteng Division, Pretoria, or Pretoria High Court, to provide certainty to us, as well as other industry stakeholders, on the interpretation of the Social Assistance Act and recent Regulations promulgated in terms thereof, or the Regulations. The Regulations limit direct deductions from social grants paid to beneficiaries. We interpret the meaning of the word “deductions” to be specific to the practice of deducting amounts, historically limited to life insurance premiums from grants, before the grants are paid to social welfare beneficiaries’ bank accounts, and are of the opinion that the legislature did not intend to curtail the right of beneficiaries to transact freely after the money is deposited into their bank accounts.

We brought the application for a declaratory order because SASSA seeks to lend a broader interpretation to the meaning of the term “deductions” to incorporate any debit orders, EFT debits, purchase transactions, or fund transfers that are effected after the transfer of social grants to beneficiaries’ bank accounts. If SASSA’s interpretation were to prevail, debit transactions could no longer be used as a method for beneficiaries to make payments for financial services such as insurance premiums, loan repayments, electricity and other purchases, money transfers or any other electronic payments. We believe that forcing beneficiaries to pay for these products or services in cash would be a major setback to the national objective of financial inclusiveness, introduce financial and security risks for beneficiaries and result in significant price increases for these products and services.

We further believe that SASSA’s interpretation of the Social Assistance Act and the Regulations is erroneous for a number of reasons including, but not limited to, our belief that such an interpretation violates beneficiaries’ constitutional rights by limiting their fundamental right to enter into contracts and that such interpretation impermissibly encroaches on the jurisdiction and powers of the SARB and the Payments Association of South Africa, which regulate the national payment system. SASSA's interpretation effectively prohibits the social welfare recipient community from enjoying the benefits of a convenient, low-cost, reliable and ubiquitous payment system that enables the recipients to procure financial services at highly competitive rates.

We were joined in our application by several other industry participants, and the SARB also filed a responding affidavit.

On June 15, 2016, SASSA brought criminal charges against us and Grindrod Bank for contravening the Social Assistance Act, alleging that we and Grindrod Bank failed to act in accordance with SASSA’s instructions by processing debit orders against social welfare beneficiaries’ bank accounts after the Regulations came into effect.

On June 28, 2016, the Pretoria High Court scheduled a hearing on our application for a declaratory order for October 17 and 18, 2016. In its order, the Pretoria High Court prohibited SASSA from making any representations to the South African Police Services and the National Prosecuting Authority regarding the criminal charges brought against us and Grindrod Bank pending the determination of the dispute, including the determination of any appeals. In addition, the order prevented SASSA from issuing further demands to us and Grindrod Bank to stop the processing of debit transactions against SASSA bank accounts pending the determination of the dispute, including the determination of any appeals.

On August 8, 2016, we were informed that the NPA had reached a “no prosecution” decision on the criminal charges filed by SASSA.

The matter was heard on October 17 and 18, 2016 and on May 9, 2017, the Pretoria High Court issued the declaratory order sought by us that the Social Assistance Act and Regulations do not restrict social grant recipients in the operation of their banks accounts. The order clarifies that recipients may continue to initiate debit order instructions with any service provider, including our subsidiaries, against their bank accounts for the payment of goods and services. SASSA, its Chief Executive Officer and the Minister of Social Development were ordered to pay the costs of the application. The Pretoria High Court also refused the Black Sash Trust’s, or Black Sash, application to intervene in the matter. In support of its application, the Black Sash made several allegations of “illegal deductions” which we denied in our answering affidavits.

On May 17, 2017, the NPA reaffirmed its “no prosecution decision” reached in August 2016 on the criminal charges brought by SASSA against us and Grindrod Bank. In addition, the NPA notified us that no further action will be taken and that we can consider the case closed.

On June 20, 2017, the Pretoria High Court refused the applicants, including the Minister of Social Development, SASSA and Black Sash, application for leave to appeal the Pretoria High Court’s May 9, 2017, declaratory order. SASSA, its Chief Executive Officer and the Minister of Social Development were ordered to pay the costs of the application for the leave to appeal.

On July 19, 2017, each of SASSA and the Black Sash served applications petitioning the South African Supreme Court of Appeal, or the Supreme Court, to grant them leave to appeal to either the Supreme Court or to a full bench of the Pretoria High Court.

We cannot predict whether the Supreme Court will grant SASSA and/or the Black Sash leave to appeal this matter.

Challenge to Payment by SASSA of Additional Implementation Costs

In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court of South Africa seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve the payment to us of ZAR 317 million (approximately ZAR 277 million, excluding VAT) and directing us to repay the aforesaid amount. Corruption Watch claims that there was no lawful basis for the decision to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We are named as a respondent in this legal proceeding.

As we previously disclosed, in June 2014, we received approximately ZAR 277 million, excluding VAT, from SASSA, related to the recovery of additional implementation costs we incurred during the beneficiary re-registration process in fiscal 2012 and 2013. After the award of the tender, SASSA requested that we biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient. We agreed to SASSA’s request, and as a result we performed approximately 11 million additional registrations beyond those that we tendered to register for the quoted service fee. Accordingly, we claimed a cost recovery from SASSA, supported by a factual findings certificate from an independent auditing firm. SASSA agreed to pay us the ZAR 277 million as full settlement of the additional costs we incurred.

Corruption Watch applied for a hearing date and it has been set down for hearing during the week commencing November 6, 2017.

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

We objected to the Compliance Notices and the Tribunal set both Compliance Notices aside.

Regarding the NCR’s application to cancel the registration of Moneyline, we raised a number of procedural points in defense, which, if we are successful, will be dispositive of the application. Argument on these points was heard on November 27, 2015, before three tribunal members. Two ruled against us and one upheld our points. We are appealing the majority ruling to the High Court. A hearing date has been allocated and the appeal will be heard on December 6, 2017. If we are successful, it will dispose of the application. If we do not prevail, then the NCR’s application will be set down before the Consumer Tribunal for argument on the main issues raised by the NCR, as dealt with above. We cannot predict the outcome of this litigation.

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

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

Period	High	Low
Quarter ended September 30, 2015	$21.48	$16.10
Quarter ended December 31, 2015	$18.37	$12.98
Quarter ended March 31, 2016	$13.56	$8.44
Quarter ended June 30, 2016	$12.35	$8.72
Quarter ended September 30, 2016	$11.30	$8.37
Quarter ended December 31, 2016	$12.26	$8.57
Quarter ended March 31, 2017	$13.53	$11.33
Quarter ended June 30, 2017	$12.23	$9.19

Our transfer agent in the United States is Computershare Shareowner Services LLC, 480 Washington Blvd, Jersey City, New Jersey, 07310. According to the records of our transfer agent, as of August 16, 2017, there were 15 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. Our transfer agent in South Africa is Link Market Services South Africa (Pty) Ltd, 13th Floor, Rennie House, 19 Ameshoff Street, Braamfontein, 2001, South Africa.

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

Issuer purchases of equity securities

On February 3, 2016, our board of directors approved the replenishment of our existing share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, we adopted a Rule 10b5-1 plan for the purpose of repurchasing approximately $50 million of our common stock. The plan was established in connection with the $100 million share repurchase authorization. The plan expired at the end of August 2016.

On May 24, 2017, in connection with the retirement of our co-founder, former chief executive officer and former member of our board of directors, Mr. S.C.P. Belamant, we repurchased from him a total of 1,269,751 shares of our common stock, which included the repurchase of shares issued upon the exercise of his 252,286 stock options.

The table below presents our common stock purchased during fiscal 2017 per quarter:

Period	Total number of shares purchased	Average price paid per share (US dollars)
First	3,137,609	10.07
Second	-	-
Third	-	-
Fourth	1,269,751	10.80
Total fiscal 2017	4,407,360	10.28

Share performance graph

The chart below compares the five-year cumulative return, assuming the reinvestment of dividends, where applicable, on our common stock with that of the S&P 500 Index and the NASDAQ Industrial Index. This graph assumes $100 was invested on June 30, 2012, in each of our common stock, the companies in the S&P 500 Index, and the companies in the NASDAQ Industrial Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(AMONG NET 1, THE S&P 500 INDEX AND THE NASDAQ INDUSTRIAL INDEX)
NASDAQ Industrial Index
S&P 500 Index
Net1
250
200
150
100
50
-
Dollars
2012
2013
2014
2015
2016
2017
Fiscal year ended June 30,

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.” The following selected historical financial data as of June 30, 2017 and 2016, and for the three years ended June 30, 2017 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below as of June 30, 2015, 2014 and 2013 and for the years ended June 30, 2014 and 2013, have been derived from our consolidated financial statements, which are not included herein. The selected historical financial data as of each date and for each period presented have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statements of Operations Data
(in thousands, except per share data)

	Year Ended June 30
	2017	2016	2015	2014(1)	2013(1)
Revenue	$610,066	$590,749	$625,979	$581,656	$452,147
Cost of goods sold, IT processing, servicing and support	292,383	290,101	297,856	260,232	196,834
Selling, general and administrative(2)	179,262	145,886	158,919	168,072	191,552
Equity instruments granted pursuant to BEE transactions (3)	-	-	-	11,268	-
Depreciation and amortization	41,378	40,394	40,685	40,286	40,599
Operating income	97,043	114,368	128,519	101,798	23,162
Interest income	20,897	15,292	16,355	14,817	12,083
Interest expense	3,484	3,423	4,456	7,473	7,966
Income before income taxes	114,456	126,237	140,418	109,142	27,279
Income tax expense	42,472	42,080	44,136	39,379	14,656
Net income attributable to Net1	72,954	82,454	94,735	70,111	12,977
Income from continuing operations per share:
Basic	$1.34	$1.72	$2.03	$1.51	$0.28
Diluted	$1.33	$1.71	$2.02	$1.50	$0.28

(1)    Includes revenue and implementation costs related to our SASSA contract from April 2012. In addition, 2014 includes recovery of $26.6 million of implementation costs from SASSA.
(2)    Includes a separation payment of $8.0 million paid to our former chief executive officer in 2017.
(3)    Includes a non-cash charge of approximately $11.3 million in 2014 related to common stock issued in a BEE transaction.

Additional Operating Data:
(in thousands, except percentages)

	Year ended June 30,
	2017(1)	2016(1)	2015(1)	2014(1)	2013(1)
Cash flows provided by operating activities	$97,161	$116,552	$135,258	$37,145	$55,917
Cash flows used in investing activities	$114,071	$5,756	$80,783	$9,237	$457,875
Cash flows provided by (used in) financing activities	$40,469	$13,645	$16,784	$(25,781)	$399,657

Operating income margin(2)	16%	19%	21%	18%	5%

(1)      Cash flows used in investing activities include movements in settlement assets and cash flows provided by (used in) financing activities include movement in settlement liabilities.
(2)     Fiscal 2017 operating income margin was 18% before the separation payment of $8.0 million paid to our former chief executive officer.

Consolidated Balance Sheet Data:
(in thousands)

	As of June 30,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$258,457	$223,644	$117,583	$58,672	$53,665
Total current assets before settlement assets	465,735	386,998	301,874	259,591	169,059
Goodwill	188,833	179,478	166,437	186,576	175,806
Intangible assets	38,764	48,556	47,124	68,514	77,257
Total assets	1,450,756	1,263,500	1,316,956	1,363,375	1,302,662
Total current liabilities before settlement obligations	80,859	65,486	82,198	81,823	76,859
Total long-term debt	7,501	43,134	50,762	62,388	66,632
Total equity	$708,007	$603,220	$478,785	$441,748	$339,969

- Remainder of this page left blank -

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, through KSNET, we are one of the top three value-added network, or VAN, processors in South Korea, and we offer card processing, payment gateway and banking value-added services in that country. We also offer issuing and acquiring capabilities through Transact24 in Hong Kong. Our Masterpayment subsidiary in Germany provides value added payment services to online retailers across Europe. Our XeoHealth service provides funders and providers of healthcare in United States with an on-line real-time management system for healthcare transactions.

Our Net1 Solutions business unit is responsible for the worldwide technical development and commercialization of our array of web and mobile applications and payment technologies, such as MVC, Chip and GSM licensing and VTU, and has deployed solutions in many countries, including South Africa, Namibia, Nigeria, Malawi, Cameroon, the Philippines, India and Colombia.

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

Because our smart cards are designed to enable the delivery of more advanced services and products, we are also willing to supply those services and products directly where the business case is compelling. For instance, we provide short-term loans to our smart card holders. This is an example of the third approach that we have taken. Here we can act as the principal in operating a business that can be better delivered through our UEPS. We can also act as an agent, for instance, in the provision of insurance policies. In both cases, the revenue and costs associated with this approach are reflected in our Financial inclusion and applied technologies segment.

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

Through KSNET, we earn most of our revenue from payment processing services we provide to approximately 237,000 merchants and to card issuers in South Korea through our value-added-network. Through Masterpayment and Transact24 we generate fee revenue through the provision of payment service provider and card issuing and acquiring services in primarily Germany, China and the U.S. Furthermore, in the U.S., we earn transaction fees from our customers utilizing our XeoRules online real-time management system for healthcare transactions. We also generate fees from our customers who utilize our VCPay technology to generate a unique, one-time use prepaid virtual card number to securely purchase goods and services or perform bill payments in any card-not-present environment. The revenue and costs at of all of these businesses are reflected in our International transaction processing segment.

Finally, we have business partnerships or joint ventures to introduce our financial technology solutions to markets such as Namibia, One Credit in Nigeria, and MobiKwik in India. In these situations, we take an equity position in the business while also acting as a supplier of technology. In evaluating these types of opportunities, we seek to maintain a highly disciplined approach, carefully selecting partners, participating closely in the development of the business plan and remaining actively engaged in the management of the new business. In most instances, the joint venture or partnership has a license to use our proprietary technologies in the specific territory, including the back-end system. We also own 26% of Finbond Group Limited, or Finbond, a South African public company that has a mutual banking license in South Africa and owns certain state lenders in the U.S. We account for our equity investments using the equity method.

We believe that this flexible approach enables us to drive adoption of our solution while capturing the value created by the implementation of our technology.

Developments during Fiscal 2017

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

The Constitutional Court heard the matter referred to above on March 15, 2017, and issued its order on March 17, 2017. The impact of the Constitutional Court’s order on us is summarized under “Item 3—Legal Proceedings.” The order effectively extends the expiring contract and the suspension of the declaration of invalidity to March 31, 2018, under the expiring contract’s terms and conditions, augmented by certain additional terms and conditions as described under “Item 3—Legal Proceedings.”

On March 31, 2017, we signed an addendum to the expiring contract with SASSA which extends the contract to March 31, 2018, under the expiring contracts terms and conditions and includes the specific terms as ordered by the Constitutional Court.

The Constitutional Court also ordered the Minister and SASSA to file reports with the Constitutional Court every three months, commencing on June 19, 2017, setting out how they plan to ensure the payment of social grants after the end of the 12-month contract extension period, what steps they have taken in that regard, what further steps they will take, and when they will take each future step, so as to ensure that the payment of all social grants is made when they fall due after the expiry of the 12-month period. The reports filed by the Minister and SASSA must include, but is not limited to, the applicable time-frames for the various deliverables which form part of the plan, whether the time-frames have been complied with, and if not, why that is the case and what will be done to remedy the situation. The Minister and SASSA are also required to immediately report to the Constitutional Court and explain the reason for and consequences of any material changes to the circumstances included in the reports previously submitted to the Constitutional Court.

The Constitutional Court order also invited parties involved in the Constitutional Court proceedings to provide the name and consent of independent legal practitioners and technical experts, together with the Auditor-General, to oversee the implementation of the payment of social welfare grants during the period to March 31, 2018, as well as oversee SASSA’s conduct to appoint a new service provider from April 1, 2018, or to perform the grant distribution service in-house. The Constitutional Court appointed a panel of ten such nominated experts on June 6, 2017. It is our understanding that the expert panel is obtaining information from a number of sources. Accordingly, we have received a request for information from the expert panel and have provided a comprehensive response.

Progress of financial inclusion initiatives in South Africa

In June 2015, we began the rollout of EPE, our business-to-consumer, or B2C, offering in South Africa. At July 31, 2017, we had more than 2.0 million active EPE accounts, compared to 1.95 million at April 28, 2017. EPE is a fully transactional, low cost account created to serve the needs of South Africa’s unbanked and under-banked population, most of whom are social grant recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services. However, SASSA and a non—profit organization continue to challenge the ability of beneficiaries to freely transact with the grants that they receive as described under “Item 3—Legal Proceedings.”

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, in fiscal 2016, we started to expand our brick-and-mortar financial services branch infrastructure, which supplements our nationwide distribution, with a UEPS/EMV-enabled ATM network, and hired a dedicated sales force. At July 31, 2017, we had 149 branches (July 31, 2016: 140), 980 ATMs (July 31, 2016: 904), and 1,822 (July 31, 2016: 2,200) dedicated employees. We reduced our employee headcount throughout fiscal 2017 as a result of the slowdown of the branch expansion during the year and the stabilization and improvement in the efficiency of the branch operations. However, the reduction in employee headcount during the fiscal year did not result in a lower overall employment charge in 2017 relative to 2016 because, on average, we had more employees during fiscal 2017 compared with fiscal 2016 in addition to higher rates per employee due to annual salary increases.

During the 13 months since July 1, 2016 we sold approximately 250,000 new policies related to our simple, low-cost life insurance products, in addition to the free basic life insurance policy provided with every EPE account opened.

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

The graph below presents the growth of the number of EPE cards and Smart Life policies:

Separation agreement with former chief executive officer

In May 2017, we entered into a Separation and Release of Claims Agreement, or Separation Agreement, with one of co-founders, chief executive officer and director, Mr. Serge C.P. Belamant. The Separation Agreement provided for certain payments to Mr. S.C.P. Belamant, including an aggregate $8.0 million severance and cooperative resignation payment and the repurchase for 1,269,751 shares of our common stock (including the repurchase of 252,286 shares underlying Mr. S.C.P. Belamant’s in-the-money stock options) for an aggregate repurchase of $13.7 million. We also entered into a Consulting Agreement with Mr. S.C.P. Belamant, under which he would provide consulting services to us for a period of up to two years following his departure. On July 31, 2017, we provided Mr. S.C.P. Belamant a written termination notice. We will not be making any termination payments to Mr. S.C.P. Belamant beyond the 90-day notice period.

Strategic investments

Investments in Cell C Proprietary Limited and DNI-4PL Contracts Proprietary Limited

On August 2, 2017, we purchased 15% of Cell C, for an aggregate purchase price of ZAR 2.0 billion ($153.3 million translated at exchange rates applicable as of June 30, 2017) in cash. Cell C is one of the three major licensed mobile operators in South Africa with over 15 million active subscribers. We funded the transaction through a combination of cash and credit facilities described in Note 14 to our consolidated financial statements.

On July 27, 2017, we purchased a 45% interest in DNI for ZAR 945 million ($72.4 million translated at exchange rates applicable as of June 30, 2017) in cash. DNI is the leading distributor of mobile subscriber starter packs for Cell C, while also distributing prepaid airtime through its extensive network of field operatives and agents. We have agreed to pay to DNI an additional amount of up to ZAR 360 million, in cash, subject to its achievement of an agreed profit before tax, as defined in the agreements, target between July 1, 2017 and June 30, 2019. All amounts were translated at exchange rates applicable as of June 30, 2017. We have a two-year option to purchase an additional 10% interest in DNI.

The investments in Cell C and DNI are consistent with our approach of leveraging our significant and established infrastructures, and pursuing strategic acquisition opportunities or partnerships to gain access to new markets or complementary products. We identified the need to offer customers a truly bespoke, affordable and comprehensive package that will go beyond basic telephony. An integrated mobile-based digital product will therefore likely differentiate the offerings of all the relevant stakeholders in this transaction including Net1. The Cell C and DNI investments allow us to address the needs of the broader South African population by owning the value chain including the network, payment, product, distribution and hardware.

MobiKwik

Pursuant to a subscription agreement with One MobiKwik Systems Private Limited, or MobiKwik, in India, we agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24 month period. MobiKwik is India's largest independent mobile payments network, with over 55 million users and 1.5 million merchants. We made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017. As of June 30, 2017, we owned approximately 13.5% of MobiKwik. In August 2017, MobiKwik raised additional funding through the issuance of additional shares to a new shareholder at a 90% premium to our investments and our percentage ownership was diluted to 12.0%.

In addition, through a technology agreement, our Virtual Card technology will be integrated across all MobiKwik wallets in order to provide ubiquity across all merchants in India. As part of our continued strategic relationship a number of our other products, including our digital banking platform, are expected to be deployed by MobiKwik over the next year.

Bank Frick

On January 12, 2017, we entered into a share purchase agreement with the Kuno Frick Family Foundation, or Frick Foundation, to acquire a 30% interest in Bank Frick & Co AG, a fully licensed bank based in Balzers, Liechtenstein, from the Frick Foundation for approximately CHF 39.8 million ($41.5 million translated at exchange rates applicable as of June 30, 2017). The completion of the investment is subject to approval from the Financial Market Authority Liechtenstein. Following the successful completion of this investment, we will have a two-year option to acquire an additional 35% interest in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. Together with Bank Frick, we have jointly identified several funding opportunities, including for our working capital finance, card issuing and acquiring and transaction processing activities. The pending investment in Bank Frick has the potential to provide us with a stable, long term and strategic relationship with a fully licensed bank. Together with Bank Frick, we have agreed that approximately $30 million of the Bank Frick’s free equity will be utilized as seed capital for a fund dedicated to our future activities.

Finbond

On October 7, 2016, we provided a loan of ZAR 139.2 million ($10.0 million, translated at the foreign exchange rates applicable on the date of the loan) to Finbond in order for Finbond to partially finance its expansion strategy in the United States. Interest on the loan is payable quarterly in arrears and is based on the London Interbank Offered Rate, or LIBOR, in effect from time to time plus a margin of 12.00%. The LIBOR rate was 1.21% on June 30, 2017. The loan was initially repayable in full at the earlier of Finbond concluding a rights offer or February 28, 2017, but the agreement was subsequently amended to extend the date to August 31, 2017. If Finbond does not settle the amount outstanding on August 31, 2017, we may elect to convert our loan to Finbond shares at an agreed conversion price or to continue to earn interest until such time as the loan is settled in full. We expect the parties to agree to extend the expiration date of the agreement to a period not exceeding 12 months from August 31, 2017. We provided an irrevocable undertaking to participate in the rights offering and convert the ZAR 139.2 million loan to Finbond shares as part of this process.

Mastertrading - working capital financing and supply chain solutions

During fiscal 2017, we commenced with the expansion of our working capital financing and supply chain solutions, an alternate trade finance offering, under the Mastertrading brand in a number of European countries and the U.S. Through this offering, we support the liquidity and working capital position of our customers as we act as an “interim trader”. Customer identified goods are bought and paid for by us and re-sold to our customers with delivery scheduled for an agreed future date. Our customers pay us an agreed fixed trade margin based on the number of days between the date that we pay for the goods and the date that they pay us for the goods. Generally, customers pay us the trade margin at the end of the transaction, however, depending on the terms of the particular agreement, the trade margin may also be due on a monthly basis. We believe that our customers benefit from this offering through improved supplier relations, better terms (e.g. discounts) and improved liquidity situation since the goods are bought back from the interim trade just in time before the sale to the end customer.

In Europe, we provide our solution to a number of clients in the manufacturing, property development and wholesale sectors. The interim trades in Europe have a duration ranging from two weeks to nine months and, as of June 30, 2017, we expect approximately $17.0 million (€14.9 million) to be repaid on a revolving base.

In the U.S., we provide our offering to customers in the petroleum industry, and in certain instances we provide the working capital financing directly to our customer. Trades in the U.S. have a duration ranging from between 12 to 24 weeks and as of June 30, 2017, we expect approximately $12.2 million to be repaid on a revolving base through November 2017. We have been informed that one of our U.S. customer’s clients breached their contractual obligations on a particular transaction which resulted in a cash loss to our customer of approximately $3.7 million. As a result, our customer has not repaid the full amount due to us and still owes us $3.8 million, including interest, related to this specific transaction. Our customer has commenced recovery procedures, including formal legal proceedings, against its client. Notwithstanding these actions pursued by our customer, we have created an allowance for credit losses of $3.8 million for the full amount due to us as we cannot predict whether the legal proceedings initiated by our customer to recover the amounts due from its client will be successful.

We have utilized a facility from Bank Frick to fund the growth of the majority of the European working capital receivables and utilized existing cash reserves to grow our U.S. working capital book.

Changes in Executive Leadership and Board of Directors

In April 2017, our board of directors determined to split our chairman and chief executive officer roles in recognition of the growing practice of U.S. public companies, as well as the customary practice of South African public companies, for the chairman to be an independent director. Mr. C.S. Seabrooke was appointed as chairman of our board in April 2017.

In June 2017, Mr. Alfred T. Mockett joined our board as an independent non-employee director. Mr. Mockett also serves on our nominating and corporate governance, audit and remuneration committees. The IFC Investors has advised us that it regards Mr. Mockett as the independent director nominated by the IFC Investors to our board of directors by virtue of the policy agreement we signed with the IFC Investors.

In June 2017, Mr. Herman G. Kotzé became our chief executive officer, replacing Mr. S.C.P. Belamant, who retired as chief executive officer. Mr. Kotzé has been our chief financial officer, secretary and treasurer since 2004, and will retain these positions until a suitable candidate is identified and engaged to perform these functions.

Closure of DOJ investigation related to 2012 SASSA contract

In July 2017, we were advised that the U.S. Department of Justice had closed its investigation concerning possible violations of the FCPA. The investigation commenced in November 2012, following the award of the SASSA national contract to us in January 2012.

The closing of the DOJ investigation follows the United States Securities and Exchange Commission closing their investigation in June 2015, the dismissal of a shareholder class action law suit by the U.S. Southern District in September 2015, and the South African Police Service’s Directorate for Priority Crime Investigation, the Hawks, closing their investigation in November 2015.

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

The determination of the fair value of a reporting unit requires us to make significant judgments and estimates. In determining the fair value of reporting units, we consider the earnings before interest, taxation, depreciation and amortization, or EBITDA, and the EBITDA multiples applicable to peer and industry comparables of the reporting units. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units. The results of our impairment tests during fiscal 2017 indicated that the fair value of our reporting units exceeded their carrying values and therefore our reporting units were not at risk of potential impairment.

Intangible Assets Acquired Through Acquisitions

The fair values of the identifiable intangible assets acquired through acquisitions were determined by management using the purchase method of accounting. We completed acquisitions during fiscal 2017 and 2016 where we identified and recognized intangible assets. We have used the relief from royalty method, the multi-period excess earnings method, the income approach and the cost approach to value acquisition-related intangible assets. In so doing, we made assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, exchange rates, cash tax charges and useful lives.

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

This adjustment would increase income in the period such determination was made. Likewise, should it be determined that all or part of the net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination is made. In assessing the need for a valuation allowance, historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practicable tax planning strategies are considered. During fiscal 2017 and 2016, respectively, we recorded a net increase of $0.1 million and $16.3 million to our valuation allowance, and in fiscal 2015, we recorded a net decrease of $2.6 million to our valuation allowance.

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

We utilize the Cox Ross Rubinstein binomial model to measure the fair value of stock options granted to employees and directors and recognize compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Our management has estimated forfeitures based on historic employee behavior under similar compensation plans. The fair value of stock options is affected by the assumptions selected. Net stock-based compensation expense from continuing operations was $2.0 million, $3.6 million and $3.2 million for fiscal 2017, 2016 and 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts receivable related to our Financial inclusion and applied technologies and International transaction-based activities segments with respect to sales or rental of hardware, support and maintenance services provided; or sale of licenses to customers; or the provision of transaction processing services to our customers; or our working capital financing and supply chain solutions provided.

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

Microlending

We maintain an allowance for doubtful finance loans receivable related to our Financial inclusion and applied technologies segment with respect to microlending loans provided to our customers. Our policy is to regularly review the ageing of outstanding amounts due from borrowers and adjust the provision based on management’s estimate of the recoverability of finance loans receivable. We write off microlending loans and related service fees if a borrower is in arrears with repayments for more than three months or dies.

Management considers factors including the period of the microlending loan outstanding, creditworthiness of the customers and the past payment history and trends of its established microlending book. We consider this policy to be appropriate taking into account factors such as historical bad debts, current economic trends and changes in our customer payment patterns. Additional allowances may be required should the ability of our customers to make payments when due deteriorate in the future. A significant amount of judgment is required to assess the ultimate recoverability of these finance loan receivables, including on-going evaluation of the creditworthiness of each customer.

Recent Accounting Pronouncements

Recent accounting pronouncements adopted

Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Recent accounting pronouncements not yet adopted as of June 30, 2017

Refer to Note 2 of our consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of June 30, 2017, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Year ended June 30,
	2017	2016	2015
ZAR : $ average exchange rate	13.6147	14.5062	11.4494
Highest ZAR : $ rate during period	14.8114	16.8231	12.5779
Lowest ZAR : $ rate during period	12.4379	12.1965	10.5128
Rate at end of period	13.0535	14.7838	12.2854

KRW : $ average exchange rate	1,141	1,173	1,078
Highest KRW : $ rate during period	1,210	1,245	1,139
Lowest KRW : $ rate during period	1,092	1,122	1,009
Rate at end of period	1,144	1,153	1,128

ZAR: US $ Exchange Rates

KRW: US $ Exchange Rates

Translation Exchange Rates

We are required to translate our results of operations from ZAR to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the years ended June 30, 2017, 2016 and 2015, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

	Year ended
Table 2	June 30,
	2017	2016	2015
Income and expense items: $1 = ZAR	13.6182	14.3842	11.4275
Income and expense items: $1 = KRW	1,146	1,172	1,073

Balance sheet items: $1 = ZAR	13.0535	14.7838	12.2854
Balance sheet items: $1 = KRW	1,144	1,153	1,128

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

Fiscal 2017 includes Masterpayment Financial Services Limited, or Malta FS, from November 1, 2016 and Pros Software from October 1, 2016. Fiscal 2016 includes the results of Transact24 from the January 1, 2016 and Masterpayment from April 1, 2016. Refer also to Note 3 to the consolidated financial statements.

Fiscal 2017 Compared to Fiscal 2016

The following factors had an influence on our results of operations during fiscal 2017 as compared with the same period in the prior year:

•	Favorable impact from the weakening of the U.S. dollar against ZAR: The U.S. dollar depreciated by 5% against the ZAR during fiscal 2017, which positively impacted our reported results;
•

Separation costs related to former chief executive officer: We paid our former chief executive officer $8 million in cash related to his separation from our company in fiscal 2017. In addition, the vesting of 200,000 shares of restricted stock granted to him in August 2016 was accelerated which resulted in an additional stock-based compensation charge of approximately $1.6 million during fiscal 2017;

•

Growth in lending and insurance businesses: We continued to achieve volume growth and operating efficiencies in our lending and insurance businesses during fiscal 2017, which has resulted in an improved contribution to our financial inclusion revenue and operating income;

•

Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;

•

Masterpayment expansion costs and $3.8 million allowance for credit losses: Masterpayment has incurred additional employment costs as it grows its staff complement to execute its expansion plan into new markets. We have provided an allowance for credit losses of $3.8 million related to an amount due from one customer;

•

Regulatory changes in South Korea governing fees on card transactions: Regulations governing the fees that may be charged on card transactions have adversely impacted our revenues and operating income in South Korea, partially offset by transaction volume growth;

•

Lower prepaid sales resulting from improved security features to our Manje products: The introduction of our new biometric-linking feature was implemented in the first quarter of fiscal 2017 and adversely impacted the number of transacting users purchasing prepaid products through our mobile channel;

•	Higher transaction-related costs in fiscal 2017: We incurred $3.3 million in transaction-related costs due to various acquisition and investment initiatives pursued during fiscal 2017; and
•

Higher tax impact of dividends from South African subsidiary in fiscal 2016 compared with 2017: Our income tax expense for fiscal 2016 includes approximately $6.2 million related to the tax impact, including withholding taxes, resulting from distributions from our South African subsidiary. There were fewer distributions from our South African subsidiary during fiscal 2017, and our tax expense includes approximately $1.5 million related to the tax impact, including withholding taxes, resulting from these distributions.

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 3	(U.S. GAAP)
	Year ended June 30,
	2017	2016	%
	$ ’000	$ ’000	change
Revenue	610,066	590,749	3%
Cost of goods sold, IT processing, servicing and support	292,383	290,101	1%
Selling, general and administration	179,262	145,886	23%
Depreciation and amortization	41,378	40,394	2%
Operating income	97,043	114,368	(15%	)
Interest income	20,897	15,292	37%
Interest expense	3,484	3,423	2%
Income before income tax expense	114,456	126,237	(9%	)
Income tax expense	42,472	42,080	1%
Net income before earnings from equity-accounted investments	71,984	84,157	(14%	)
Earnings from equity-accounted investments	2,664	639	317%
Net income	74,648	84,796	(12%	)
Less net income attributable to non-controlling interest	1,694	2,342	(28%	)
Net income attributable to us	72,954	82,454	(12%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Year ended June 30,
	2017	2016
	ZAR	ZAR	%
	’000	’000	change
Revenue	8,308,001	8,497,452	(2%	)
Cost of goods sold, IT processing, servicing and support	3,981,730	4,172,870	(5%	)
Selling, general and administration	2,441,226	2,098,453	16%
Depreciation and amortization	563,493	581,036	(3%	)
Operating income	1,321,552	1,645,093	(20%	)
Interest income	284,580	219,963	29%
Interest expense	47,446	49,237	(4%	)
Income before income tax expense	1,558,686	1,815,819	(14%	)
Income tax expense	578,392	605,287	(4%	)
Net income before earnings from equity-accounted investments	980,294	1,210,532	(19%	)
Earnings from equity-accounted investments	36,279	9,192	295%
Net income	1,016,573	1,219,724	(17%	)
Less net income attributable to non-controlling interest	23,069	33,688	(32%	)
Net income attributable to us	993,504	1,186,036	(16%	)

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

In ZAR, our selling, general and administration expense increased primarily due to a higher employee costs resulting from our EPE roll-out in fiscal 2016, the impact of October 2016 annual salary increases for our South African and UK-based employees, an $8.0 million separation payment to our former chief executive officer, an allowance for credit losses related to a specific customer of $3.8 million, as well as increases in goods and services purchased from third parties. Our fiscal 2016 selling, general and administration expense includes a $1.9 million gain on re-measurement of the previously held interest related to the T24 acquisition and a gain of ZAR 30 million ($2.2 million) resulting from the change in accounting for Finbond due to the appointment of our representative to Finbond’s board of directors.

Our operating income margin for fiscal 2017 and 2016 was 16% and 19%, respectively, and our fiscal 2017 margin was 18% excluding the $8.0 million separation payment to our former chief executive officer. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease is primarily attributable to the separation payment to our former chief executive officer and higher cost of goods sold, IT processing, servicing and support referred to above, and partially offset by a decrease in depreciation expenses.

In ZAR, depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated. These decreases were partially offset by an increase in acquisition-related intangible asset amortization resulting from recent transactions, including Masterpayment and Pros Software.

In ZAR, interest on surplus cash increased to $20.9 million (ZAR 284.6 million) from $15.3 million (ZAR 220.0 million), due primarily to the interest received from our loan to Finbond and higher average daily ZAR cash balances and ZAR interest rates, partially offset by the lower interest earned on the U.S. dollar cash reserves that we converted from ZAR through distributions from our South African subsidiary.

In ZAR, interest expense decreased to $3.5 million (ZAR 47.4 million) from $3.4 million (ZAR 49.2 million), due to a lower average long-term debt balance on our South Korean debt and a lower interest rate, offset by a $1.2 million (ZAR 16.0 million) guarantee fee that was expensed related to the financing for the Blue Label Telecoms Limited investment that was ultimately not pursued.

Fiscal 2017 tax expense was $42.5 million (ZAR 578.4 million) compared to $42.1 million (ZAR 605.3 million) in fiscal 2016. Our effective tax rate for the fiscal 2017, was 37.1% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact attributable to distributions from our South African subsidiary. Our effective tax rate for the fiscal 2016, was 33.3% and was higher than the South African statutory rate as a result of non-deductible expenses (including consulting and legal fees) and the tax impact, including withholding taxes, of approximately $6.2 million attributable to distributions from our South African subsidiary.

Earnings from equity-accounted investments for fiscal 2017 have increased primarily due to the inclusion of our portion of Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter.

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 5	In United States Dollars (U.S. GAAP)
	Year ended June 30,
	2017	% of		2016	% of		%
Operating Segment	$ ’000	total		$’000	total		change
Revenue:
South African transaction processing	249,144	41%		212,574	36%		17%
International transaction processing	176,729	29%		169,807	29%		4%
Financial inclusion and applied technologies	235,901	39%		249,403	42%		(5%	)
Subtotal: Operating segments	661,774	109%		631,784	107%		5%
Intersegment eliminations	(51,708)	(9%	)	(41,035)	(7%	)	26%
Consolidated revenue	610,066	100%		590,749	100%		3%
Operating income (loss):
South African transaction processing	59,309	61%		51,386	45%		15%
International transaction processing	13,705	14%		23,389	20%		(41%	)
Financial inclusion and applied technologies	57,785	60%		54,999	48%		5%
Subtotal: Operating segments	130,799	135%		129,774	113%		1%
Corporate/Eliminations	(33,756)	(35%	)	(15,406)	(13%	)	119%
Consolidated operating income	97,043	100%		114,368	100%		(15%	)

Table 6	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2017			2016
	ZAR	% of		ZAR	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	3,392,893	41%		3,057,707	36%		11%
International transaction processing	2,406,731	29%		2,442,538	29%		(1%	)
Financial inclusion and applied technologies	3,212,547	39%		3,587,463	42%		(10%	)
Subtotal: Operating segments	9,012,171	109%		9,087,708	107%		(1%	)
Intersegment eliminations	(704,170)	(9%	)	(590,256)	(7%	)	19%
Consolidated revenue	8,308,001	100%		8,497,452	100%		(2%	)
Operating income (loss):
South African transaction processing	807,682	61%		739,147	45%		9%
International transaction processing	186,637	14%		336,432	20%		(45%	)
Financial inclusion and applied technologies	786,928	60%		791,117	48%		(1%	)
Subtotal: Operating segments	1,781,247	135%		1,866,696	113%		(5%	)
Corporate/Eliminations	(459,696)	(35%	)	(221,603)	(13%	)	107%
Consolidated operating income	1,321,551	100%		1,645,093	100%		(20%	)

South African transaction processing

In ZAR, the increase in revenue and operating income from our South African transaction processing segment was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities, and a modest increase in the number of social welfare grants distributed.

Operating income margin in our South African transaction processing segment for each of fiscal 2017 and 2016 was 24%. Our fiscal 2017 margin includes higher EPE revenue as a result of increased ATM transactions, an increase in inter-segment transaction processing activities, an increase in the number of beneficiaries paid in fiscal 2017 and a modest increase in the margin of transaction fees generated from cardholders using the South African National Payment System, which was partially offset by annual salary increases granted to our South African employees.

International transaction-based activities

In calendar 2016, South Korean regulators introduced specific regulations governing the fees that may be charged on card transactions, as is the case in most other developed economies. These regulations have a direct impact on card issuers in South Korea and, consistent with global practices, card issuers have renegotiated their fees with South Korean VAN companies, including KSNET, which has had an adverse impact on KSNET’s financial performance.

Revenue from our International transaction processing segment increased during fiscal 2017, primarily due to the inclusion of T24 and Masterpayment; however, this growth was partially offset by a lower contribution from KSNET due to the regulatory changes. Operating income from our International transaction processing segment during fiscal 2017 was lower due to a decrease in revenue at KSNET; losses incurred by Masterpayment as it grows its staff complement to execute its expansion plan into new markets and an allowance for credit losses related to a specific customer of $3.8 million; and ongoing ZAZOO start-up costs in the UK and India, which was partially offset by a positive contribution by T24. Operating income and margin for fiscal 2017 was also positively impacted by a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized.

Operating income margin in our International transaction processing segment for fiscal 2017 and 2016, was 8% and 14%, respectively.

Financial inclusion and applied technologies

In ZAR, revenue and operating income from our Financial inclusion and applied technologies segment decreased primarily due to the introduction of our new biometric linking feature for prepaid airtime and other value added services, which adversely impacted sales, as well as fewer ad hoc terminal sales, partially offset by increased volumes in our lending and insurance businesses, an increase in inter-segment revenues and higher card sales.

Operating income margin from our Financial inclusion and applied technologies segment was 24% and 22%, during fiscal 2017 and 2016, respectively, and has increased primarily due to improved revenues from our lending and insurance businesses and an increase in inter-segment revenues and fewer low margin prepaid product sales, offset by fewer ad hoc terminal sales and annual salary increases granted to our South African employees.

Corporate/ Eliminations

Our corporate expenses generally include acquisition-related intangible asset amortization; expenses incurred related to acquisitions and investments pursued; expenditure related to compliance with Sarbanes; non-employee directors’ fees; employee and executive bonuses; stock-based compensation; legal fees; audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

During fiscal 2017, our corporate expenses have increased primarily due to the separation payment made to our former chief executive officer, higher transaction-related expenditures and amortization costs and modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees. These increases were partially offset by lower stock-based compensation charges; lower provision for incentives, including no cash incentive award for fiscal 2017 for the chief executive officer and chief financial officer; and the impact of the stronger U.S. dollar on goods and services procured in other currencies, primarily the ZAR. Our fiscal 2016 corporate expenses include the fair value gain on re-measurement of the previously held interest related to the T24 acquisition and the gain resulting from the change in accounting for Finbond.

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

Consolidated overall results of operations

This discussion is based on the amounts which were prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In United States Dollars
Table 7	(U.S. GAAP)
	Year ended June 30,
	2016	2015	%
	$ ’000	$ ’000	change
Revenue	590,749	625,979	(6%	)
Cost of goods sold, IT processing, servicing and support	290,101	297,856	(3%	)
Selling, general and administration	145,886	158,919	(8%	)
Depreciation and amortization	40,394	40,685	(1%	)
Operating income	114,368	128,519	(11%	)
Interest income	15,292	16,355	(6%	)
Interest expense	3,423	4,456	(23%	)
Income before income tax expense	126,237	140,418	(10%	)
Income tax expense	42,080	44,136	(5%	)
Net income before earnings from equity-accounted investments	84,157	96,282	(13%	)
Earnings from equity-accounted investments	639	452	41%
Net income	84,796	96,734	(12%	)
Less net income attributable to non-controlling interest	2,342	1,999	17%
Net income attributable to us	82,454	94,735	(13%	)

	In South African Rand
Table 8	(U.S. GAAP)
	Year ended June 30,
	2016	2015
	ZAR	ZAR	%
	$’000	$’000	change
Revenue	8,497,452	7,153,375	19%
Cost of goods sold, IT processing, servicing and support	4,172,870	3,403,749	23%
Selling, general and administration	2,098,453	1,816,047	16%
Depreciation and amortization	581,036	464,928	25%
Operating income	1,645,093	1,468,651	12%
Interest income	219,963	186,897	18%
Interest expense	49,237	50,921	(3%	)
Income before income tax expense	1,815,819	1,604,627	13%
Income tax expense	605,287	504,364	20%
Net income before earnings from equity-accounted investments	1,210,532	1,100,263	10%
Earnings from equity-accounted investments	9,192	5,165	78%
Net income	1,219,724	1,105,428	10%
Less net income attributable to non-controlling interest	33,688	22,844	47%
Net income attributable to us	1,186,036	1,082,584	10%

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

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below

Table 9	In United States Dollars (U.S. GAAP)
	Year ended June 30,
	2016	% of		2015	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	212,574	36%		236,452	38%		(10%	)
International transaction processing	169,807	29%		164,554	26%		3%
Financial inclusion and applied technologies	249,403	42%		272,600	44%		(9%	)
Subtotal: Operating segments	631,784	107%		673,606	108%		(6%	)
Intersegment eliminations	(41,035)	(7%	)	(47,627)	(8%	)	(14%	)
Consolidated revenue	590,749	100%		625,979	100%		(6%	)
Operating income (loss):
South African transaction processing	51,386	45%		51,008	40%		1%
International transaction processing	23,389	20%		26,805	21%		(13%	)
Financial inclusion and applied technologies	54,999	48%		72,725	57%		(24%	)
Subtotal: Operating segments	129,774	113%		150,538	118%		(14%	)
Corporate/Eliminations	(15,406)	(13%	)	(22,019)	(18%	)	(30%	)
Consolidated operating income	114,368	100%		128,519	100%		(11%	)

Table 10	In South African Rand (U.S. GAAP)
	Year ended June 30,
	2016			2015
	ZAR	% of		ZAR	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	3,057,707	36%		2,702,055	38%		13%
International transaction processing	2,442,538	29%		1,880,441	26%		30%
Financial inclusion and applied technologies	3,587,463	42%		3,115,137	44%		15%
Subtotal: Operating segments	9,087,708	107%		7,697,633	108%		18%
Intersegment eliminations	(590,256)	(7%	)	(544,258)	(8%	)	8%
Consolidated revenue	8,497,452	100%		7,153,375	100%		19%
Operating income (loss):
South African transaction processing	739,147	45%		582,894	40%		27%
International transaction processing	336,432	20%		306,314	21%		10%
Financial inclusion and applied technologies	791,117	48%		831,065	57%		(5%	)
Subtotal: Operating segments	1,866,696	113%		1,720,273	118%		9%
Corporate/Eliminations	(221,603)	(13%	)	(251,622)	(18%	)	(12%	)
Consolidated operating income	1,645,093	100%		1,468,651	100%		12%

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

Operating income margin in our South African transaction processing segment for fiscal 2016 and 2015 was 24% and 22%, respectively, and has increased primarily due a modest increase in the margin on transaction fees generated from cardholders using the South African National Payment System and to an increase in the number of beneficiaries paid in fiscal 2016.

International transaction-based activities

Revenue from our International transaction processing segment increased primarily due to higher transaction volume at KSNET during fiscal 2016 and the inclusion of the contribution from Transact24 and Masterpayment. Operating income during fiscal 2016 was lower due to an increase in depreciation expense and ongoing ZAZOO start-up costs in the United Kingdom and India, but was partially offset by an increase in revenue contribution from KSNET and a positive contribution from Transact24, Masterpayment and XeoHealth.

Operating income and operating income margin in our International transaction processing segment for fiscal 2015, were positively impacted by a refund of approximately $1.7 million that had been paid several years ago in connection with industry-wide litigation. Operating income margin for fiscal 2016 and 2015, was 14% and 16%, respectively.

Financial inclusion and applied technologies

In ZAR, revenue and operating income from our Financial inclusion and applied technologies segment increased primarily due to higher prepaid airtime and other value-added services sales, more ad hoc terminal and card sales and, in ZAR, an increase in inter-segment revenues, offset by lower lending service fees. Operating income for fiscal 2016, was adversely impacted by establishment costs for Smart Life and expansion of our branch network.

Operating income margin from our Financial inclusion and applied technologies segment was 22% and 27%, during fiscal 2016 and 2015, respectively, and has decreased primarily due to the sale of more low-margin prepaid airtime and establishment costs for Smart Life and expansion of our branch network.

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

Liquidity and Capital Resources

At June 30, 2017, our cash balances were $258.5 million, which comprised U.S. dollar-denominated balances of $60.0 million, ZAR-denominated balances of ZAR 1.8 billion ($141.5 million), KRW-denominated balances of KRW 55.0 billion ($48.1 million) and other currency deposits, primarily euro, of $8.9 million. The increase in our cash balances from June 30, 2016, was primarily due to the sale of 5 million shares of our common stock and expansion of most of our core businesses, which was partially offset by the repurchase of shares of our common stock; unscheduled voluntary repayments of our Korean debt; payment of taxes; the investment in MobiKwik, Malta FS and Pros Software; a loan to Finbond and capital expenditures.

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

Historically, we have financed most of our operations, research and development, working capital, capital expenditures and acquisitions through internally generated cash. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs. For instance, in July 2017, we obtained loan facilities from South African banks to fund a portion of our investment in Cell C and a portion of our working capital requirements. Refer to Note 14 to our consolidated financial statements for the year ended June 30, 2017, for additional information related to these loan facilities.

We have a short-term South African credit facility with Nedbank of ZAR 400 million ($30.6 million), which consists of (i) a primary amount of up to ZAR 200 million, which is immediately available, and (ii) a secondary amount of up to ZAR 200 million, which is not immediately available. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. On December 9, 2016, Nedbank agreed to temporarily increase the overdraft facility by the secondary amount of ZAR 200 million to ZAR 250 million.

As of June 30, 2017, we had used none of the overdraft and ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf. Refer to Note 12 to the consolidated financial statements for more information about the terms of this facility.

We obtained EUR 40.0 million ($45.7 million) and CHF 20 million ($20.9 million) revolving overdraft facilities from Bank Frick. As of June 30, 2017, we had utilized approximately CHF 15.9 million ($16.6 million) of the CHF 20 million facility and had not utilized any of the EUR 40 million facility. As of June 30, 2017, the interest rate on each of these facilities was 5.00%. We have assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Our Masterpayment subsidiary was required to open a primary business account with Bank Frick, and this account has been pledged to Bank Frick as collateral for the EUR 40 million facility. The initial term of the EUR 40 million facility ends on December 31, 2019, but it will automatically be extended for one year if it is not terminated with 12 months written notice. The CHF 20 million facility does not have a fixed term; however, it may be terminated by either party with six months written notice at the end of a calendar month.

As of June 30, 2017, we had outstanding long-term debt of KRW 18.6 billion (approximately $16.2 million translated at exchange rates applicable as of June 30, 2017) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.41% as of June 30, 2017) plus a margin of 3.10% for one of the term loan facilities and the revolver and a margin of 2.90% for the other term loan facility. We made a scheduled repayment of KRW 10 billion ($8.8 million) on April 29, 2017. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2018 (KRW 10 billion) and October 2018 (KRW 8.6 billion plus all outstanding loans under our revolving credit facility).

On July 29, 2016, we prepaid KRW 20 billion ($17.8 million) of the Facility A loan and KRW 10 billion ($8.9 million) of our Facility C revolving credit facility; both prepayments were translated at exchange rates applicable as of the payment date. Refer to Note 14 to the consolidated financial statements for more information about the terms of this facility.

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

In addition, as a transaction processor, we receive cash from:

•	customers on whose behalf we processes off-payroll payments that we will disburse to customer employees, payroll- related payees and other payees designated by the customer; and

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

Cash flows from operating activities

In ZAR, cash flows from operating activities for fiscal 2017 decreased to $97.2 million (ZAR 1.3 billion) from $116.6 million (ZAR 1.7 billion) for fiscal 2016. Excluding the impact of interest received, interest paid under our Korean debt and taxes presented in the table below, the decrease relates primarily to the growth of Masterpayment’s working capital finance offering and the separation payment made to our former chief executive officer, offset by an increase in cash from operating activities resulted from improved trading activity during fiscal 2017. During fiscal 2017, we paid interest of $1.5 million under our South Korean debt facility.

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

During fiscal 2017, we made a first provisional tax payment of $18.2 million (ZAR 252.0 million) and a second provisional tax payment of $17.2 million (ZAR 221.7 million) related to our 2017 tax year in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million). We also paid taxes totaling $8.1 million in other tax jurisdictions, primarily South Korea.

During fiscal 2016, we made a first provisional tax payment of $16.0 million (ZAR 239.9 million) and a second provisional tax payment of $13.7 million (ZAR 207.3 million) related to our 2016 tax year in South Africa. We paid dividend withholding taxes of $4.2 million (ZAR 60.0 million). We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea.

Taxes paid during fiscal 2017, 2016 and 2015 were as follows:

Table 11	Year ended June 30,
	2017	2016	2015	2017	2016	2015
	$	$	$	ZAR	ZAR	ZAR
	‘000	‘000	‘000	‘000	‘000	‘000

First provisional payments	18,192	15,956	18,910	251,968	239,939	217,241
Second provisional payments	17,197	13,733	16,234	221,734	207,329	199,779
Taxation paid related to prior years	1,624	3,436	2,408	22,365	46,840	26,395
Taxation refunds received	(1,414)	(176)	(468)	(19,481)	(2,402)	(5,396)
Dividend withholding taxation	1,471	4,183	737	21,300	60,000	8,702
Total South African	37,070	37,132	37,821	497,886	551,706	446,721
Foreign, primarily South Korea	8,095	4,991	7,638	109,800	74,844	86,857
Total tax paid	45,165	42,123	45,459	607,686	626,550	533,578

We expect to pay additional second provisional payments in South Africa of approximately $1.9 million (ZAR 25.2 million translated at exchange rates applicable as of June 30, 2017) related to our 2017 tax year in the first quarter of fiscal 2018.

Cash flows from investing activities

Cash used in investing activities for fiscal 2017 includes capital expenditure of $11.2 million (ZAR 152.5 million), primarily for the acquisition of payment processing terminals in Korea. Our Korean capital expenditures have declined due to regulatory changes in South Korea, which now prohibit the provision of payment equipment to the majority of merchants.

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

During fiscal 2017, we paid approximately $25.8 million for an approximate 13.5% interest in MobiKwik; provided a $10.0 million loan to Finbond; provided a $2.0 million loan to KZ One and paid approximately $2.9 million and $1.7 million, respectively, net of cash received, to acquire 100% of each of Malta FS and Pros Software’s ordinary shares.

During fiscal 2016, we paid approximately $14.8 million and $1.7 million, respectively, net of cash received, to acquire 60% of Masterpayment and approximately 56% of Transact24’s ordinary shares. We also exercised our rights under the Finbond rights offer and paid approximately $8.9 million (ZAR 136.1 million) to acquire an additional 40,733,723 shares of common stock of Finbond.

During fiscal 2015, we paid $13.2 million for non-controlling interests in businesses based in Nigeria and Hong Kong.

Cash flows from financing activities

During fiscal 2017, we sold 5 million shares of our common stock for $45.0 million and received approximately $2.9 million from the exercise of stock options. We also paid approximately $45.3 million to repurchase 4,407,360 shares of our common stock and also paid $0.5 million, on July 1, 2016, related to settlement of amounts outstanding related to the repurchases at the end of June 2016. We also made a $28.5 million unscheduled repayment of our Korean debt, made a scheduled $7.4 million Korean debt repayment, utilized approximately $0.8 million of our Korean borrowings to pay quarterly interest due and utilized approximately $16.2 million of our CHF facilities. In addition, we paid a guarantee fee of $1.1 million related to the guarantee issued by RMB and paid a dividend of approximately $2.1 million to certain of our non-controlling interests.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2017:

Table 13	Payments due by Period, as of June 30, 2017 ( in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
Acquisition of Cell C (A)	153,216	153,216	-	-	-
Acquisition of DNI (B)	72,395	72,395	-	-	-
Acquisition of Bank Frick (C)	41,512	41,512	-	-	-
Long-term debt obligations (D)	17,140	9,527	7,613	-	-
Short-term credit facilities	16,579	16,579
Operating lease obligations	7,794	5,276	1,977	541	-
Purchase obligations	2,278	2,278	-	-	-
Capital commitments	84	84	-	-	-
Other long-term obligations (E)(F)	2,795	-	-	-	2,795
Total	313,793	300,867	9,590	541	2,795

(A)

– In August 2017, we acquired 15% of the issued share capital of Cell C for ZAR 2 billion utilizing a combination of our existing cash reserves and a lending facility obtained in July 2017, refer also Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

(B)	– In July 2017, we acquired 45% of the issued share capital of DNI for ZAR 945 million utilizing our existing cash reserves.
(C)	– We have agreed to purchase 30% of Bank Frick for an aggregate purchase price of approximately CHF 39.8 million, refer also Note 10 to our consolidated financial statements.
(D)	– Includes $16.2 million of long-term debt and interest payable at the rate applicable on June 30, 2017, under our Korean debt facility.
(E)	– Includes policyholder liabilities of 2.2 million related to our insurance business.
(F)

– We have excluded a $66.6 million guarantee to Bank Frick to secure the short-term facilities provides to Masterpayment and cross-guarantees in the aggregate amount of $10.0 million issued as of June 30, 2017, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $15 million in MobiKwik, subject to the achievement of certain contractual conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

Capital expenditures for the years ended June 30, 2017, 2016 and 2015 were as follows:

Table 12	Year ended June 30,
	2017	2016	2015	2017	2016	2015
	$	$	$	ZAR	ZAR	ZAR
Operating Segment	’000	’000	’000	’000	’000	’000

South African transaction processing	2,473	5,101	7,008	33,669	73,374	80,084
International transaction processing	7,745	28,029	28,205	105,446	403,174	322,312
Financial inclusion and applied technologies	977	2,667	1,223	13,302	38,363	13,976
Consolidated total	11,195	35,797	36,436	152,417	514,911	416,372

Our capital expenditures for fiscal 2017, 2016 and 2015, are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.”

All of our capital expenditures for the past three fiscal years were funded through internally-generated funds. We had outstanding capital commitments as of June 30, 2017, of $0.1 million related mainly to computer equipment required to maintain and expand operations. We expect to fund these expenditures through internally-generated funds. In addition to these capital expenditures, we expect that capital spending for fiscal 2018 will also relate to expanding our operations in South Korea and South Africa.

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

Currency Exchange Risk

We are subject to currency exchange risk because we purchase inventories that we are required to settle in other currencies, primarily the euro and U.S. dollar. We have used forward contracts to limit our exposure in these transactions to fluctuations in exchange rates between the ZAR, on the one hand, and the U.S. dollar and the euro, on the other hand. As of June 30, 2017 and 2016, our outstanding foreign exchange contracts were as follows:

As of June 30, 2017

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

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. In addition, outstanding indebtedness under our long-term South Korean debt facilities bear interest at the South Korean CD rate plus 3.10%. As interest rates, and specifically the South Korean CD rate, are outside our control, there can be no assurance that future increases in interest rates, specifically the South Korean CD rate, will not adversely affect our results of operations and financial condition. As of June 30, 2017, the South Korean CD rate was 1.41%.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of June 30, 2017, as a result of a change in the South Korean CD rate. The effects of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in the South Korean CD rate as of June 30, 2017, is shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of June 30, 2017
Table 14				Estimated
annual
expected
	Annual	Hypothetical		interest charge
	expected	change in		after change in
	interest	South		South Korean
	charge	Korean CD		CD rate
	($ ’000)	rate		($ ’000)
Interest on debt facility	732	1%		895
		(1%	)	570

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

With respect to credit risk on financial instruments, we maintain a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of BB+ or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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

Equity Price and Liquidity Risk

Equity price risk relates to the risk of loss that we would incur as a result of the volatility in the exchange-traded price of equity securities that we hold and the risk that we may not be able to liquidate these securities. We have invested in approximately 26% of the issued share capital of Finbond which are exchange-traded equity securities and from April 1, 2016, accounted for using the equity method. The fair value of these securities as of June 30, 2017, represented approximately 1% of our total assets, including these securities. We expect to hold these securities for an extended period of time and we are not concerned with short-term equity price volatility with respect to these securities provided that the underlying business, economic and management characteristics of the company remain sound.

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

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-61 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of our officers and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017. Deloitte & Touche (South Africa), our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the internal control over financial reporting of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017 of the Company and our report dated August 24, 2017, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

August 24, 2017

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer
*MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory *NB Kader Tax TP Pillay
Consulting S Gwala BPS *K Black Clients & Industries *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

ITEM 9B.	OTHER INFORMATION

None.

- Remainder of this page left blank -

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is set out in Part I, Item 1 under the caption “Executive Officers and Significant Employees of the Registrant.” The other information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2017 annual meeting of shareholders entitled “Board of Directors and Corporate Governance” and “Additional Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2017 annual meeting of shareholders entitled “Executive Compensation,” “Board of Directors and Corporate Governance—Compensation of Directors” and “—Remuneration Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2017 annual meeting of shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2017 annual meeting of shareholders entitled “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive proxy statement for our 2017 annual meeting of shareholders entitled “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report

1.	Financial Statements

The following financial statements are included on pages F-1 through F-61.

2.	Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation		8-K	3.1	December 1, 2008

3.2	Amended and Restated By-Laws of Net 1 UEPS Technologies, Inc.		8-K	3.2	November 5, 2009

4.1	Form of common stock certificate		S-1	4.1	June 20, 2005

10.1*	Form of Restricted Stock Agreement		10-K	10.13	August 23, 2012

10.2*	Form of Stock Option Agreement		10-K	10.14	August 23, 2012

10.3*	Form of Restricted Stock Agreement (non- employee directors)		10-K	10.15	August 23, 2012

10.4*	Form of Indemnification Agreement		10-K	10.32	August 25, 2016

10.5*	Form of non-employee director agreement	X

10.6*	Amended and Restated 2015 Stock Incentive Plan of Net 1 UEPS Technologies, Inc.		14A	A	September 25, 2015

10.7*	Service Agreement between KSNET, Inc. and Phil- Hyun Oh dated June 30, 2014		8-K	10.1	July 2, 2014

10.8*	Service Agreement between Net1 Applied Technologies Korea and Phil-Hyun Oh dated June 30, 2014		8-K	10.2	July 2, 2014

10.9*	Separation and Release of Claims Agreement, dated May 24, 2017, by and between the Company and Serge C.P. Belamant		8-K	10.59	May 31, 2017

10.10	Distribution Agreement, dated July 1, 2002, between Net 1 UEPS Technologies, Inc. and Net 1 Investment Holdings (Pty) Limited		S-4	10.1	February 3, 2004

10.11	Patent and Technology Agreement, dated June 19, 2000, by and between Net 1 Holdings S.a.r.1. and Net 1 UEPS Technologies, Inc.		S-4	10.2	February 3, 2004

10.12	Technology License Agreement between Net 1 Investment Holdings (Proprietary) Limited and Visa International Service Association		S-1	10.12	May 26, 2005

10.13	Product License Agreement between Net 1 Holdings S.a.r.1. and Net 1 Operations S.a.r.1.	S-4/A	10.8	April 21, 2004

10.14	Non Exclusive UEPS License Agreement between Net 1 Investment Holdings (Proprietary) Limited and SIA Netcards	S-4/A	10.10	April 21, 2004

10.15	Assignment of Copyright and License of Patents and Trade Marks between MetroLink (Proprietary) Limited and Net 1 Products (Proprietary) Limited	S-1	10.18	May 26, 2005

10.16	Agreement between Nedcor Bank Limited and Net 1 Products (Proprietary) Limited	S-1/A	10.16	July 19, 2005

10.17	Patent and Technology Agreement by and among Net 1 Investment Holdings (Proprietary) Limited, Net 1 Applied Technology Holding Limited and Nedcor Bank Limited	S-1	10.19	May 26, 2005

10.18	Patent and Technology Agreement by and among Net 1 Holdings S.a.r.1., Net 1 Applied Technology Holdings Limited and Nedcor Bank Limited	S-1/A	10.19	July 19, 2005

10.19	Agreement by and among Nedbank Limited, Net 1 UEPS Technologies, Inc., and Net 1 Applied Technologies South Africa Limited	S-1/A	10.20	July 19, 2005

10.20	Contract for the Payment of Social Grants dated February 3, 2012 between CPS and SASSA	8-K	99.1	February 6, 2012

10.21	Service Level Agreement dated February 3, 2012 between CPS and SASSA	8-K	99.2	February 6, 2012

10.22	Addendum dated March 31, 2017, to the Contract and related Service Level Agreement for the Payment of Social Grants dated February 3, 2012 between South African Social Security Agency and Cash Paymaster Services (Pty) Ltd.	8-K	10.59	March 31, 2017

10.23	Agreement of Lease, Memorandum of an agreement entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated May 7, 2013	10-Q	10.25	May 9, 2013

10.24	Addendum to the Lease Agreement made and entered into by and between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa (Pty) Ltd dated November 18, 2016	10-Q	10-60	May 4, 2017

10.25	KRW 85,000,000,000 Senior Facilities Agreement dated October 28, 2013, between Net 1 Applied Technologies Korea, as borrower, Hana Bank, as agent and security agent, financial institutions listed therein as original lenders and Hana Daetoo Securities Co., Ltd., as mandated lead arranger.	8-K	10.24	October 31, 2013

10.26	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.25	December 10, 2013

10.27	Relationship Agreement dated December 10, 2013 between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.26	December 10, 2013

10.28	Facility Letter between Nedbank Limited and Net1 Applied Technologies South Africa Limited and certain of its subsidiaries dated as of December 13, 2013 and First Addendum thereto dated as of December 18, 2013	8-K	10.27	December 19, 2013

10.29	Letter from Nedbank Limited to Net1 Applied Technologies South Africa Proprietary Limited and certain of its subsidiaries, dated December 7, 2016	8-K	10.50	December 9, 2016

10.30	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	10-Q	10.28	February 6, 2014

10.31	Addendum dated January 31, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	10-Q	10.29	February 6, 2014

10.32	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF) and Mosomo Investment Holdings (Proprietary) Limited.	8-K	10.30	March 18, 2014

10.33	Second Addendum dated March 14, 2014, to the Relationship Agreement between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Born Free Investments 272 (Pty) Ltd and Mazwi Yako.	8-K	10.31	March 18, 2014

10.34	Subscription and Sale of Shares Agreement dated August 27, 2014, between Net 1 UEPS Technologies, Inc., Net 1 Applied Technologies South Africa (Proprietary) Limited, Business Venture Investments No 1567 (Proprietary) Limited (RF), Mosomo Investment Holdings (Proprietary) Limited and Cash Paymaster Services (Proprietary) Ltd	10-Q	10.29	November 6, 2014

10.35	Subscription Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.31	April 12, 2016

10.36	Policy Agreement, dated April 11, 2016, among the Company and the IFC Investors	8-K	10.32	April 12, 2016

10.37	Subscription Agreement, dated October 4, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.33	October 6, 2016

10.38	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.34	October 6, 2016

10.39	Stock Purchase Agreement, dated October 6, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.35	October 6, 2016

10.40	First Addendum to Subscription Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa (Pty) Ltd and Blue Label Telecoms Limited	8-K	10.36	October 25, 2016

10.41	Common Terms Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.37	October 25, 2016

10.42	Senior Facility A Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.38	October 25, 2016

10.43	Senior Facility B Agreement, dated October 20, 2016. between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.39	October 25, 2016

10.44	Senior Facility C Agreement, dated October 20, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.40	October 25, 2016

10.45	Subordination Agreement, dated October 20, 2016, among Net1 Applied Technologies South Africa Proprietary Limited, Net1 UEPS Technologies, Inc., the persons listed in Schedule 1 thereto, the persons listed in Schedule 2 thereto, the persons listed in Schedule 3 thereto and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.41	October 25, 2016

10.46	Security Cession & Pledge, dated October 20, 2016, given by Net1 Applied Technologies South Africa Proprietary Limited in favor of FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division), and each of the other secured creditors set forth therein.	8-K	10.42	October 25, 2016

10.47	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.43	November 4, 2016

10.48	Amendment No. 1 to Stock Purchase Agreement, dated November 3, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.44	November 4, 2016

10.49	Amended and Restated Subscription Agreement, dated November 16, 2016, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.45	November 18, 2016

10.50	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated November 15, 2016	8-K	10.46	November 18, 2016

10.51	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated November 15, 2016	8-K	10.47	November 18, 2016

10.52	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and N2 Partners Ltd.	8-K	10.48	November 18, 2016

10.53	Amendment No. 2 to Stock Purchase Agreement, dated November 16, 2016, between Net 1 UEPS Technologies, Inc. and Draper Gain Investments Ltd.	8-K	10.49	November 18, 2016

10.54	First Addendum to Amended and Restated Subscription Agreement, dated February 28, 2017, between Net1 Applied Technologies South Africa Proprietary Limited and Blue Label Telecoms Limited	8-K	10.50	March 2, 2017

10.55	Amendment Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017	8-K	10.51	March 2, 2017

10.56	Side Letter from FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) to Net1 Applied Technologies South Africa Proprietary Limited, dated February 28, 2017	8-K	10.52	March 2, 2017

10.57	Bank Guarantee issued by FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division) in favor of Blue Label Telecoms Limited, dated February 28, 2017	8-K	10.53	March 2, 2017

10.58	First Amendment and Restatement Agreement, dated March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.54	March 20, 2017

10.59	Amended and Restated Common Terms Agreement, dated October 20, 2016, as amended and restated on March 15, 2017, by and among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc. and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.55	March 20, 2017

10.60	Senior Facility A Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.56	March 20, 2017

10.61	Senior Facility B Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.57	March 20, 2017

10.62	Senior Facility C Agreement dated October 20, 2016, as amended and restated on March 15, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and FIRSTRAND Bank Limited (acting through its Rand Merchant Bank Division)	8-K	10.58	March 20, 2017

10.63	Equity Implementation Agreement, dated as of June 19, 2017, by and among 3C Telecommunications Proprietary Limited, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, the parties identified on Schedule 1.1.52 thereto, Albanta Trading 109 Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited.		8-K	10.67	June 26, 2017

10.64	Subscription Agreement, dated as of June 19, 2017, by and between Net1 Applied Technologies South Africa Proprietary Limited and Cell C Proprietary Limited.		8-K	10.68	June 26, 2017

10.65	Cell C Shareholders Agreement, dated as of June 19, 2017, by and between Albanta Trading 109 Proprietary Limited, the parties identified on Schedule 1.1.55 thereto, The Prepaid Company Proprietary Limited, Net1 Applied Technologies South Africa Proprietary Limited, Cedar Cellular Investment 1 (RF) Proprietary Limited, Magnolia Cellular Investment 2 (RF) Proprietary Limited, Yellowwood Cellular Investment 3 (RF) Proprietary Limited, and Cell C Proprietary Limited		8-K	10.69	June 26, 2017

10.66

Additional Subscription Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited

		X

10.67

Framework Agreement dated June 23, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Peter Kennedy Gain, AJD Holdings, Richmark Holdings Proprietary Limited and DNI – 4PL Contracts Proprietary Limited

		X

10.68

Shareholders’ Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited

		X

10.69

Subscription Agreement dated June 23, 2017 among Net1 Applied Technologies South Africa Proprietary Limited, AJD Holdings and Richmark Holdings Proprietary Limited, in relation to and including as a party DNI – 4PL Contracts Proprietary Limited

		X

10.70	Memorandum of Incorporation DNI – 4PL Contracts Proprietary Limited	X

12	Statement of Ratio of Earnings to Fixed Charges	X

14	Amended and Restated Code of Ethics		10-K	14	August 28, 2014

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 USC Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Date: August 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Christopher S. Seabrooke	Chairman of the Board and Director	August 24, 2017
Christopher S. Seabrooke

	Chief Executive Officer, Chief Financial Officer,	August 24, 2017
Treasurer, Secretary and Director (Principal Executive,
/s/ Herman G. Kotzé	Financial and Accounting Officer)
Herman G. Kotzé

/s/ Paul Edwards	Director	August 24, 2017
Paul Edwards

/s/ Alfred T. Mockett	Director	August 24, 2017
Alfred T. Mockett

/s/ Alasdair J. K. Pein	Director	August 24, 2017
Alasdair J. K. Pein

NET 1 UEPS TECHNOLOGIES, INC.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Net 1 UEPS Technologies, Inc.
Johannesburg, South Africa

We have audited the accompanying consolidated balance sheets of Net 1 UEPS Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Net 1 UEPS Technologies, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

August 24, 2017

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer
*MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory *NB Kader Tax TP Pillay Consulting S Gwala BPS *K Black Clients & Industries *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *TJ Brown Chairman of the Board

A full list of partners and directors is available on request	*Partner and Registered Auditor

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
as of June 30, 2017 and 2016

	2017	2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$258,457	$223,644
Pre-funded social welfare grants receivable (Note 4)	2,322	1,580
Accounts receivable, net (Note 5)	111,429	107,805
Finance loans receivable, net (Note 5)	80,177	37,009
Inventory (Note 6)	8,020	10,004
Deferred income taxes (Note 20)	5,330	6,956
Total current assets before settlement assets	465,735	386,998
Settlement assets (Note 2)	640,455	536,725
Total current assets	1,106,190	923,723
PROPERTY, PLANT AND EQUIPMENT, net (Note 8)	39,411	54,977
EQUITY-ACCOUNTED INVESTMENTS (Note 10)	27,862	25,645
GOODWILL (Note 9)	188,833	179,478
INTANGIBLE ASSETS, net (Note 9)	38,764	48,556
OTHER LONG-TERM ASSETS (Note 10 and Note 11)	49,696	31,121
TOTAL ASSETS	1,450,756	1,263,500
LIABILITIES
CURRENT LIABILITIES
Short-term facilities (Note 12)	16,579	-
Accounts payable	15,136	14,097
Other payables (Note 13)	34,799	37,479
Current portion of long-term borrowings (Note 14)	8,738	8,675
Income taxes payable	5,607	5,235
Total current liabilities before settlement obligations	80,859	65,486
Settlement obligations (Note 2)	640,455	536,725
Total current liabilities	721,314	602,211
DEFERRED INCOME TAXES (Note 20)	11,139	12,559
LONG-TERM BORROWINGS (Note 14)	7,501	43,134
OTHER LONG-TERM LIABILITIES (Note 11)	2,795	2,376
TOTAL LIABILITIES	742,749	660,280
COMMITMENTS AND CONTINGENCIES (Note 24)
EQUITY
COMMON STOCK (Note 15) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - 2017: 56,369,737; 2016: 55,271,954	80	74
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: 2017: -; 2016: -	-	-
ADDITIONAL PAID-IN CAPITAL	273,733	223,978
TREASURY SHARES, AT COST: 2017: 24,891,292; 2016: 20,483,932 (Note 15)	(286,951)	(241,627)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 16)	(162,569)	(189,700)
RETAINED EARNINGS	773,276	700,322
TOTAL NET1 EQUITY	597,569	493,047
REDEEMABLE COMMON STOCK (Note 15)	107,672	107,672
NON-CONTROLLING INTEREST	2,766	2,501
TOTAL EQUITY	708,007	603,220
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,450,756	$1,263,500

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share data)

REVENUE (Note 17)	$610,066	$590,749	$625,979
Services rendered	533,279	514,847	536,046
Loan-based fees received	53,894	47,117	62,235
Sale of goods	22,893	28,785	27,698

EXPENSE
Cost of goods sold, IT processing, servicing and support	292,383	290,101	297,856
Selling, general and administration	179,262	145,886	158,919
Depreciation and amortization	41,378	40,394	40,685

OPERATING INCOME	97,043	114,368	128,519
INTEREST INCOME	20,897	15,292	16,355
INTEREST EXPENSE	3,484	3,423	4,456
INCOME BEFORE INCOME TAXES	114,456	126,237	140,418
INCOME TAX EXPENSE (Note 20)	42,472	42,080	44,136
NET INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	71,984	84,157	96,282
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	2,664	639	452
NET INCOME	74,648	84,796	96,734
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,694	2,342	1,999
NET INCOME ATTRIBUTABLE TO NET1	$72,954	$82,454	$94,735

Net income per share, in United States dollars: (Note 21)
Basic earnings attributable to Net1 shareholders	1.34	1.72	2.03
Diluted earnings attributable to Net1 shareholders	1.33	1.71	2.02

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended June 30, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)

NET INCOME	$74,648	$84,796	$96,734

OTHER COMPREHENSIVE INCOME (LOSS):
Movement in foreign currency translation reserve	30,466	(49,941)	(57,074)
Movement in foreign currency translation reserve related to equity-accounted investments	(2,697)	-	-
Transfer of assets available for sale, net of tax, to comprehensive income (Note 7)	-	(1,732)	-
Net unrealized income on asset available for sale, net of tax	-	692	422
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	27,769	(50,981)	(56,652)

COMPREHENSIVE INCOME	102,417	33,815	40,082
Less comprehensive income attributable to non- controlling interest	(2,332)	(1,880)	(1,787)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NET1	$100,085	$31,935	$38,295

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2015 (dollar amounts in thousands)

Net 1 UEPS Technologies, Inc. Shareholders

			Number		Number			Accumulated
	Number		of		of shares,	Additional		other	Total	Redeemable	Non-
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	common	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	stock	Interest	Total

Balance – July 1, 2014	63,702,511	$63	(15,883,212)	$(200,681)	47,819,299	$202,401	$522,729	$(82,741)	$441,771	$-	$(23)	$441,748
Repurchase of common stock (Note 15)			(1,837,432)	(9,151)	(1,837,432)				(9,151)			(9,151)
Restricted stock granted (Note 18)	213,237				213,237				-			-
Exercise of stock option (Note 18)	773,633	1	(336,584)	(4,688)	437,049	6,732			2,045			2,045
Stock-based compensation charge (Note 18)						3,195			3,195			3,195
Income tax benefit from vested stock awards						483			483			483
Transactions with non-controlling interest (Note 15)						1,085	404		1,489		(82)	1,407
Dividends paid to non-controlling interest									-		(1,024)	(1,024)
Issue of shares pursuant to fiscal 2013
N1MS acquisition	47,412				47,412				-
Net income							94,735		94,735		1,999	96,734
Other comprehensive loss (Note 16)								(56,440)	(56,440)		(212)	(56,652)
Balance – June 30, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$-	$658	$478,785

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2016 (dollar amounts in thousands)

Net 1 UEPS Technologies, Inc. Shareholders

			Number		Number			Accumulated
	Number		of		of shares,	Additional		other	Total	Redeemable	Non-
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	common	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	stock	Interest	Total

Balance – July 1, 2015	64,736,793	$64	(18,057,228)	$(214,520)	46,679,565	$213,896	$617,868	$(139,181)	$478,127	$-	$658	$478,785
Issue of common stock that is redeemable for cash or other assets (Note 15)	9,984,311	10			9,984,311				10	107,672		107,682
Repurchase of common stock (Note 15)			(2,426,704)	(27,107)	(2,426,704)				(27,107)			(27,107)
Restricted stock granted (Note 18)	319,492				319,492				-			-
Exercise of stock option (Note 18)	323,645				323,645	3,762			3,762			3,762
Stock-based compensation charge (Note 18)						3,598			3,598			3,598
Income tax benefit from vested stock awards						67			67			67
Acquisition of non-controlling interest (Note 3 and Note 15)						(1,308)			(1,308)		(37)	(1,345)
Transact24 acquisition (Note 3)	391,645				391,645	3,963			3,963			3,963
Net income							82,454		82,454		2,342	84,796
Other comprehensive loss (Note 16)								(50,519)	(50,519)		(462)	(50,981)
Balance – June 30, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$107,672	$2,501	$603,220

NET 1 UEPS TECHNOLOGIES, INC.
Consolidated Statement of Changes in Equity for the year ended June 30, 2017 (dollar amounts in thousands)

Net 1 UEPS Technologies, Inc. Shareholders

			Number		Number			Accumulated
	Number		of		of shares,	Additional		other	Total	Redeemable	Non-
	of		Treasury	Treasury	net of	Paid-In	Retained	comprehensive	Net1	common	controlling
	Shares	Amount	Shares	Shares	treasury	Capital	Earnings	(loss) income	Equity	stock	Interest	Total

Balance – July 1, 2016	75,755,886	$74	(20,483,932)	$(241,627)	55,271,954	$223,978	$700,322	$(189,700)	$493,047	$107,672	$2,501	$603,220
Sale of common stock (Note 15)	5,000,000	5			5,000,000	44,995			45,000			45,000
Repurchase of common stock (Note 15)			(4,407,360)	(45,324)	(4,407,360)				(45,324)			(45,324)
Restricted stock granted (Note 18)	389,587				389,587				-			-
Exercise of stock option (Note 18)	321,026	1			321,026	2,878			2,879			2,879
Stock-based compensation charge (Note 18)						3,905			3,905			3,905
Reversal of stock compensation charge (Note 18)	(205,470)				(205,470)	(1,923)			(1,923)			(1,923)
Utilization of APIC pool related to vested restricted stock						(189)			(189)			(189)
Dividends paid to non-controlling interest									-		(2,067)	(2,067)
Stock based-compensation charge related to equity-accounted investment (Note 10)						89			89			89
Net income							72,954		72,954		1,694	74,648
Other comprehensive income (Note 16)								27,131	27,131		638	27,769
Balance – June 30, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$107,672	$2,766	$708,007

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,648	$84,796	$96,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,378	40,394	40,685
Earnings from equity-accounted investments	(2,664)	(639)	(452)
Fair value adjustment	(300)	519	248
Interest payable	20	1,829	1,283
Facility fee amortized	1,326	138	208
Gain on release from accumulated other comprehensive income (Note 7)	-	(2,176)	-
Gain on fair value of Transact24 (Note 3)	-	(1,909)	-
Profit on disposal of property, plant and equipment	(639)	(286)	(296)
Stock compensation charge, net of forfeitures (Note 18)	1,982	3,598	3,195
Dividends received from equity accounted investments	1,187	-	-
(Increase) Decrease in accounts and finance loans receivable, and pre-funded grants receivable	(15,767)	(3,401)	1,399
Decrease (Increase) in inventory	3,025	1,001	(3,846)
Decrease in accounts payable and other payables	(6,461)	(7,840)	(850)
(Decrease) Increase in taxes payable	(354)	763	606
Decrease in deferred taxes	(220)	(235)	(3,656)
Net cash provided by operating activities	97,161	116,552	135,258

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,195)	(35,797)	(36,436)
Proceeds from disposal of property, plant and equipment	1,592	1,349	857
Investment in MobiKwik	(25,835)	-	-
Investment in equity and loans in equity-accounted investments	(12,044)	-	(13,200)
Acquisitions, net of cash acquired (Note 3)	(4,651)	(15,767)	-
Acquisition of available for sale securities	-	(8,900)	-
Proceeds from sale of business (Note 19)	-	-	1,895
Other investing activities, net	-	(5)	(29)
Net change in settlement assets (Note 2)	(61,938)	53,364	(33,870)
Net cash used in investing activities	(114,071)	(5,756)	(80,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock (Note 15 and Note 18)	47,879	111,444	2,045
Acquisition of treasury stock (Note 15)	(45,794)	(26,637)	(9,151)
Repayment of long-term borrowings (Note 14)	(37,318)	(8,716)	(14,128)
Proceeds from bank overdraft (Note 12)	16,176	-	-
Dividends paid to non-controlling interest	(2,067)	-	(1,024)
Payment of guarantee fee (Note 14)	(1,145)	-	-
Long-term borrowings obtained (Note 14)	800	2,107	3,765
Acquisition of interests in non-controlling interests (Note 15)	-	(11,189)	-
Sale of equity to non-controlling interest (Note 15)	-	-	1,407
Net change in settlement obligations (Note 2)	61,938	(53,364)	33,870
Net cash provided by financing activities	40,469	13,645	16,784

Effect of exchange rate changes on cash	11,254	(18,380)	(12,348)
Net increase in cash, cash equivalents and restricted cash	34,813	106,061	58,911
Cash, cash equivalents and restricted cash – beginning of year	223,644	117,583	58,672
Cash, cash equivalents and restricted cash – end of year	$258,457	$223,644	$117,583

See accompanying notes to consolidated financial statements.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
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

The Company, if it is the primary beneficiary, consolidates entities which are considered to be variable interest entities (“VIE”). The primary beneficiary is considered to be the entity that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. No entities were required to be consolidated in terms of these requirements during the years ended June 30, 2017, 2016 and 2015.

Business combinations

The Company accounts for its business acquisitions under the acquisition method of accounting. The total value of the consideration paid for acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair values. The Company uses a number of valuation methods to determine the fair value of assets and liabilities acquired, including discounted cash flows, external market values, valuations on recent transactions or a combination thereof, and believes that it uses the most appropriate measure or a combination of measures to value each asset or liability. The Company recognizes measurement-period adjustments in the reporting period in which the adjustment amounts are determined.

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
for the years ended June 30, 2017, 2016 and 2015
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

Allowance for doubtful accounts receivable

Allowance for doubtful finance loans receivable

The Company regularly reviews the ageing of outstanding amounts due from borrowers and adjusts the allowance based on management’s estimate of the recoverability of the finance loans receivable. The Company writes off microlending finance loans receivable and related service fees if a borrower is in arrears with repayments for more than three months or dies. The Company writes off working capital finance receivable and related fees it is evident that reasonable recovery procedures, including where deemed necessary, formal legal action, has failed.

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
for the years ended June 30, 2017, 2016 and 2015
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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Policy reserves and liabilities

Reserves for policy benefits and claims payable

The Company determines its reserves for policy benefits under its life insurance products using a model which estimates claims incurred that have not been reported at the balance sheet date. This model includes best estimate assumptions of experience plus prescribed margins, as required in the markets in which these products are offered, namely South Africa. The best estimate assumptions include those assumptions related to mortality, morbidity and claim reporting delays, and the main assumptions used to calculate the reserve for policy benefits include (i) mortality and morbidity assumptions reflecting the company’s most recent experience and (ii) claim reporting delays reflecting Company specific and industry experience. The values of matured guaranteed endowments were increased by late payment interest (net of the asset management fee and allowance for tax on investment income).

Deposits on investment contracts

For the Company’s interest-sensitive life contracts, liabilities approximate the policyholder’s account value.

Reinsurance contracts held

The Company enters into reinsurance contracts with reinsurers under which the Company is compensated for the entire amount or a portion of losses arising on one or more of the insurance contracts it issues.

The expected benefits to which the Company is entitled under its reinsurance contracts held are recognized as reinsurance assets. These assets consist of short-term balances due from reinsurers (classified within accounts receivable, net) as well as long-term receivables (classified within other long-term assets) that are dependent on the expected claims and benefits arising under the related reinsurance contracts. Amounts recoverable from or due to reinsurers are measured consistently with the amounts associated with the reinsured contracts and in accordance with the terms of each reinsurance contract.

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
for the years ended June 30, 2017, 2016 and 2015
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
for the years ended June 30, 2017, 2016 and 2015
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
for the years ended June 30, 2017, 2016 and 2015
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
for the years ended June 30, 2017, 2016 and 2015
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

Research and development expenditure

Research and development expenditure is charged to net income in the period in which it is incurred. During the years ended June 30, 2017, 2016 and 2015, the Company incurred research and development expenditures of $2.0 million, $2.3 million and $2.4 million, respectively.

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

The Company measured its South African income taxes and deferred income taxes for the years ended June 30, 2017, 2016 and 2015, using the enacted statutory tax rate in South Africa of 28%.

As of June 30, 2017, the Company intends to permanently reinvest its non-U.S. undistributed earnings of $469.7 million in those non-U.S. jurisdictions. Accordingly, the Company has not recognized a deferred tax liability related to future distributions of these undistributed earnings. It is not practicable for the Company to estimate the amount of unrecognized deferred tax liability because of the complexities of the calculations involved. The Company will be required to record a tax charge if it is no longer able to permanently reinvest its undistributed earnings. This may result in an increase in the Company’s effective tax rate in future periods.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
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
for the years ended June 30, 2017, 2016 and 2015
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

In September 2015, the FASB issued guidance regarding Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under this guidance, measurement-period adjustments are recognized during the period in which they are determined. The guidance is effective for the Company beginning July 1, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Recent accounting pronouncements not yet adopted as of June 30, 2017

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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted as of June 30, 2017 (continued)

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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted as of June 30, 2017 (continued)

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

In January 2017, the FASB issued guidance regarding Simplifying the Test for Goodwill Impairment. This guidance removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The guidance is effective for the Company beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of this guidance.

In May 2017, the FASB issued guidance regarding Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for the Company beginning July 1, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

3.	ACQUISITIONS

The cash paid, net of cash received related to the Company’s various acquisitions during the years ended June 30, 2017, 2016 and 2015 are summarized in the table below:

	2017	2016	2015
Masterpayment Financial Services Limited (formerly C4U-Malta Limited) (“Malta FS”)	$2,940	$-	$-
Pros Software (Pty) Ltd (“Pros Software”)	1,711	-	-
Transact24 Limited (“Transact24”)	-	1,666	-
Masterpayment AG (“Masterpayment”)	-	14,101	-
Total cash paid, net of cash received	$4,651	$15,767	$-

2017 acquisitions

Malta FS

In November 2016, the Company acquired a 100% interest in Malta FS, a licensed Malta Financial Services Authority-supervised electronic money institution, for approximately $3.9 million (€3.6 million translated at the foreign exchange rates applicable on the date of acquisition). Malta FS’ license has been passported across all member states of the European Union. The Company intends to apply for a principal membership with the major card associations and to integrate a robust and reliable issuing and acquiring processing platform in Malta FS to enable the issuance of electronic money instruments, such as electronic money accounts, prepaid cards and virtual cards, after a transitional period of integration and technology adaption. The Company plans to build and reinforce Malta FS such that it operates as the Company’s principal regulated electronic money institution with the ability to cover all of the Company’s financial services activities and business in the European Union.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS (continued)

2017 acquisitions (continued)

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

The final purchase price allocation of the Malta FS and Pros Software acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	Malta FS	Pros Software	Total
Cash and cash equivalents	$999	$110	$1,109
Accounts receivable	983	165	1,148
Property, plant and equipment, net	30	9	39
Intangible assets (Note 9)	1,078	2,311	3,389
Goodwill (Note 9)	2,475	-	2,475
Accounts payables and other payables	(1,570)	(58)	(1,628)
Income taxes payable	-	(69)	(69)
Deferred tax liabilities	(56)	(647)	(703)
Total purchase price	$3,939	$1,821	$5,760

Pro forma results of operations have not been presented because the effect of the Malta FS and Pros Software acquisitions, individually and in the aggregate, were not material to the Company. During the year ended June 30, 2017, the Company incurred acquisition-related expenditure of $0.5 million related to the Malta FS and Pros Software acquisitions. Since the closing of the Malta FS acquisition on November 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.2 million and $0.7 million, respectively. Since the closing of the Pros Software acquisition on October 1, 2016, it has contributed revenue and a net loss after acquired intangible asset amortization, net of taxation, of $0.5 million and $1.8 million, respectively.

2016 acquisitions

Transact24 Limited

On January 20, 2016, the Company acquired the remaining 56% of the issued and outstanding ordinary shares of Transact24 for $3.0 million in cash and through the issue of 391,645 shares of the Company’s common stock with an aggregate issue date fair value of approximately $4.0 million. Transact24 is a specialist Hong Kong-based payment services company. The Company acquired approximately 44% of Transact24 in May 2015.

The Company elected to settle part of the purchase price in shares in order to appropriately align the T24 management team with the Company and its global strategy. The parties agreed that 50% of the Company’s shares issued in the transaction were contractually restricted as to resale until after June 30, 2016, and the remaining 50% of the shares were restricted until after June 30, 2017.

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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

3.	ACQUISITIONS (continued)

The final purchase price allocation of Transact24 and Masterpayment acquisitions, translated at the foreign exchange rates applicable on the date of acquisition, is provided in the table below:

	Transact24	Masterpayment	Total
Cash and cash equivalents	$1,334	$665	$1,999
Accounts receivable	2,019	765	2,784
Property, plant and equipment, net	154	18	172
Deferred tax assets	1,070	-	1,070
Intangible assets (Note 9)	4,974	9,428	14,402
Goodwill (Note 9)	6,024	17,084	23,108
Accounts payables and other payables	(1,898)	(1,114)	(3,012)
Deferred tax liabilities	(1,243)	(2,236)	(3,479)
Fair value of assets and liabilities on acquisition	12,434	24,610	37,044
Less: fair value of equity-accounted investment, comprising:	(5,471)	-	(5,471)
Less: gain on re-measurement of previously held interest	(1,908)	-	(1,908)
Less: carrying value at the acquisition date (Note 10)	(3,563)	-	(3,563)
Less: fair value attributable to controlling interests on acquisition date.	-	(9,844)	(9,844)
Total purchase price	$6,963	14,766	$21,729
Add: carrying value of non-controlling interests acquired		9,867
Add: adjustment to Net1 equity (Note 15)		1,322
Cash paid for non-controlling interest (Note 15)		11,189
Total consideration paid for Masterpayment		$25,955

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

Pre-funded social welfare grants receivable represents primarily amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The July 2017 payment service commenced on July 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of June 2017. The July 2016 payment service commenced on July 1, 2016, but the Company pre-funded certain merchants participating in the merchant acquiring systems in the last two days of June 2016.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.	ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net

Accounts receivable, net

	2017	2016
Accounts receivable, trade, net	$53,818	$57,563
Accounts receivable, trade, gross	55,073	59,232
Allowance for doubtful accounts receivable, end of year	1,255	1,669
Beginning of year	1,669	1,956
Acquired in acquisition	10	-
Reversed to statement of operations	(42)	(68))
Charged to statement of operations	672	388
Utilized	(1,200)	(361)
Foreign currency adjustment	146	(246)

Current portion of payments to agents in South Korea amortized over the contract period	22,562	26,572
Payments to agents in South Korea amortized over the contract period	39,852	52,469
Less: Payments to agents in South Korea amortized over the contract period included in other long-term assets (Note 10)	17,290	25,897
Loans provided to Finbond Group Limited (“Finbond”) (Note 10)	11,920	-
Other receivables	23,129	23,670
Total accounts receivable, net	$111,429	$107,805

Receivables from customers renting POS equipment from the Company are included in accounts receivable, trade, and are stated net of an allowance for certain amounts that the Company’s management has identified may be unrecoverable. Accounts receivable, trade, also includes amounts due from customers from the sale of hardware, software licenses and SIM cards and provision of transaction processing services. During the year ended June 30, 2017 and 2016, the Company recorded bad debt expense of $0.1 million and $1.2 million, respectively. The Company did not record bad debt expense during the years ended June 30, 2015.

Finance loans receivable, net

The Company’s finance loans receivable, net, as of June 30, 2017 and 2016, is presented in the table below:

	2017	2016
Microlending finance loans receivable, net	$50,994	$37,009
Microlending finance loans receivable, gross	54,711	41,503
Allowance for doubtful microlending finance loans receivable, end of year	3,717	4,494
Beginning of year	4,494	4,227
Reversed to statement of operations	(55)	-
Charged to statement of operations	-	2,113
Utilized	(1,260)	(1,105)
Foreign currency adjustment	538	(741)

Working capital finance receivable, net	29,183
Working capital finance receivable, gross	32,935	-
Allowance for doubtful working capital finance receivable, end of year	3,752	-
Beginning of year	-	-
Charged to statement of operations	3,752	-

Total finance loans receivable, net	$80,177	$37,009

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

5.	ACCOUNTS RECEIVABLE, net and FINANCE LOANS RECEIVABLE, net (continued)

Finance loans receivable, net (continued)

Finance loans receivable, net, comprising microlending finance loans receivable related to the Company’s microlending operations in South Africa and its working capital finance receivable related to its working capital financing offering in Europe and the United States. The Company did not expense any unrecoverable microlending finance loans receivable during the year ended June 30, 2017, 2016 or 2015, respectively, because these loans were written off directly against the allowance for doubtful microlending finance loans receivable. The Company has created an allowance for doubtful working capital finance receivables related to a receivable due from a customer based in the United States that has been outstanding for more than four months.

6.	INVENTORY

The Company’s inventory as of June 30, 2017 and 2016, is presented in the table below:

	2017	2016
Finished goods	$8,020	$10,004
	$8,020	$10,004

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fair value of financial instruments (continued)

Risk management (continued)

Working capital finance customer concentration risk

Working capital finance customer concentration risk relates to the risk of loss that the Company would incur as a result of its initial concentration of customers as it grows its working capital financing receivables base in Europe and the U.S. During the year ended June 30, 2017, the Company commenced marketing activities to develop and expand its capital financing receivables base. The Company manages the risk through on-going marketing efforts to further expand its customer base as well as through regular contact with its customer to assess their need for the Company’s product.

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

With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of BB+ or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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
for the years ended June 30, 2017, 2016 and 2015
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

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of BB+ or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

The Company’s outstanding foreign exchange contracts are as follows:

As of June 30, 2017

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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial instruments (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2017, according to the fair value hierarchy:

	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	$627	$-	$-	$627
Fixed maturity investments (included in cash and cash equivalents)	5,160	-	-	5,160
Other	-	37	-	37
Total assets at fair value	$5,787	$37	$-	$5,824

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

Changes in the Company’s investment in Finbond (Level 3 that are measured at fair value on a recurring basis) were insignificant during the years ended June 30, 2016 and 2015, respectively. There have been no transfers in or out of Level 3 during the year ended June 30, 2017. During the year ended June 30, 2016, the Company determined that it was able to exert significant influence on Finbond and transferred the carrying value as of April 1, 2016, to equity-accounted investments.

Trade, finance loans and other receivables

Trade, finance loans and other receivables originated by the Company are stated at cost less allowance for doubtful accounts receivable. The fair value of trade, finance loans and other receivables approximate their carrying value due to their short-term nature.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
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

8.	PROPERTY, PLANT AND EQUIPMENT, net

Summarized below is the cost, accumulated depreciation and carrying amount of property, plant and equipment as of June 30, 2017 and 2016:

	2017	2016
Cost:
Land	$858	$851
Building and structures	471	467
Computer equipment	131,589	130,998
Furniture and office equipment	8,769	7,262
Motor vehicles	17,936	15,368
Plant and equipment	-	-
	159,623	154,946
Accumulated depreciation:
Land	-	-
Building and structures	171	151
Computer equipment	97,475	81,423
Furniture and office equipment	6,804	5,048
Motor vehicles	15,762	13,347
Plant and equipment	-	-
	120,212	99,969
Carrying amount:
Land	858	851
Building and structures	300	316
Computer equipment	34,114	49,575
Furniture and office equipment	1,965	2,214
Motor vehicles	2,174	2,021
Plant and equipment	-	-
	$39,411	$54,977

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	GOODWILL AND INTANGIBLE ASSETS, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the years ended June 30, 2017, 2016 and 2015:

	Gross	Accumulated	Carrying
	value	impairment	value
Balance as of July 1, 2014	$186,576	$-	$186,576
Foreign currency adjustment(1)	(20,139)	-	(20,139)
Balance as of June 30, 2015	166,437	-	166,437
Acquisition of Transact24 (Note 3)	6,024	-	6,024
Acquisition of Masterpayment (Note 3)	17,084	-	17,084
Foreign currency adjustment(1)	(10,067)	-	(10,067)
Balance as of June 30, 2016	179,478	-	179,478
Acquisition of Malta FS (Note 3)	2,475	-	2,475
Foreign currency adjustment(1)	6,880	-	6,880
Balance as of June 30, 2017	$188,833	$-	$188,833

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

Goodwill associated with the acquisition of Transact24, Masterpayment and Malta FS represents the excess of cost over the fair value of acquired net assets. The Transact24, Masterpayment and Masterpayment Financial Services goodwill is not deductible for tax purposes. See Note 3 for the allocation of the purchase price to the fair value of acquired net assets. Transact24, Masterpayment and Malta FS have all been allocated to the Company’s International transaction processing operating segment.

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as of June 30 of each year. The results of the Company’s impairment tests during the year ended June 30, 2017 and 2016, indicated that the fair value of the Company’s reporting units exceeded their carrying values and therefore the Company’s reporting units were not at risk of potential impairment.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of July 1, 2015	$24,579	$115,519	$26,339	$166,437
Acquisition of Transact24 (Note 3)	-	6,024	-	6,024
Acquisition of Masterpayment (Note 3)	-	17,084	-	17,084
Foreign currency adjustment(1)	(4,154)	(2,442)	(3,471)	(10,067)
Balance as of June 30, 2016	20,425	136,185	22,868	179,478
Acquisition of Malta FS (Note 3)	-	2,475	-	2,475
Foreign currency adjustment(1)	2,706	1,910	2,264	6,880
Balance as of June 30, 2017	$23,131	$140,570	$25,132	$188,833

(1) – the foreign currency adjustment represents the effects of the fluctuations between the South African rand, Euro and the Korean won, and the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	GOODWILL AND INTANGIBLE ASSETS, net (continued)

Intangible assets, net

Summarized below is the fair value of intangible assets acquired, translated at the exchange rate applicable as of the relevant acquisition dates, and the weighted-average amortization period:

		Weighted-
	Fair value as	Average
	of acquisition	Amortization
	date	period (in years)
Finite-lived intangible asset:
Transact24 customer relationships	$3,749	5
Masterpayment customer relationships	6,595	5
Transact24 software and unpatented technology	1,225	3
Masterpayment software and unpatented technology	1,765	3
Masterpayment trademarks	1,068	5
Customer relationships – Pros Software	2,311	0.75
Customer relationships – Malta FS	186	0.65
Software and unpatented technology	147	1.25

Infinite-lived intangible asset:
Financial institution license	$745	n/a

On acquisition, the Company recognized deferred tax liabilities of approximately $0.7 million and $3.5 million related to the acquisition of intangible assets during the years ended June 30, 2017 and 2016, respectively.

The Company assesses the carrying value of intangible assets for impairment whenever events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. No intangible assets have been impaired during the years ended June 30, 2017, 2016 and 2015, respectively.

Summarized below is the carrying value and accumulated amortization of intangible assets as of June 30, 2017 and 2016:

	As of June 30, 2017			As of June 30, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships (1)	$99,209	$(65,595)	$33,614	$94,529	$(51,557)	$42,972
Software and unpatented
technology (1)	33,273	(31,112)	2,161	31,452	(28,791)	2,661
FTS patent	2,935	(2,935)	-	2,592	(2,592)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,972	(4,759)	2,213	6,685	(3,762)	2,923
Total finite-lived intangible assets	146,895	(108,907)	37,988	139,764	(91,208)	48,556
Infinite-lived intangible assets:
Financial institution license	776	-	776	-	-	-
Total infinite-lived intangible assets	776	-	776	-	-	-
Total intangible assets	$147,671	$(108,907)	$38,764	$139,764	$(91,208)	$48,556

(1) Includes the customer relationships acquired as part of the Pros Software acquisition in October 2016, and the customer relationships and software and unpatented technology acquired as part of the Malta FS acquisition in November 2016.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

9.	GOODWILL AND INTANGIBLE ASSETS, net (continued)

Intangible assets, net (continued)

Amortization expense charged for the years to June 30, 2017, 2016 and 2015 was $14.0 million, $11.2 million, and $19.4 million, respectively.

Future estimated annual amortization expense for the next five fiscal years, assuming exchange rates prevailing on June 30, 2017, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

2018	$12,318
2019	10,800
2020	10,097
2021	4,383
2022	77
Thereafter	$313
Total future estimated annual amortization expense	$37,988

10.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of June 30, 2017 and 2016, was as follows:

	2017	2016
Finbond	26%	26%
KZ One Limited (formerly One Credit Limited) (“KZ One”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

The Company’s management does not believe that its equity-accounted investments, either individual or in aggregate, are material in relation to its balance sheet or statement of operations presented and therefore summarized financial information as to assets, liabilities and results of operations of its equity-accounted investments have not been provided.

The Company has provided a credit facility of up to $10 million in the form of convertible debt to KZ One, of which $2 million had been utilized as of June 30, 2016. The credit facility had not been utilized as of June 30, 2015.

As of June 30, 2017, the Company owned 197,522,435 shares in Finbond. Finbond is listed on the Johannesburg Stock Exchange and its closing price on June 30, 2017, was R2.95 per share. The aggregate value of the Company’s holding in Finbond on June 30, 2017, was R582.7 million ($44.6 million translated at exchange rates applicable as of June 30, 2017.) On July 13, 2017, the Company acquired an additional 3.6 million shares in Finbond for approximately ZAR 11.2 million ($0.9 million translated at exchange rates applicable as of June 30, 2017.) On July 17, 2017, the Company received 4,361,532 shares as a capitalization share issue in lieu of a dividend.

On October 7, 2016, the Company provided a loan of ZAR 139.2 million ($10.0 million, translated at the foreign exchange rates applicable on the date of the loan) to Finbond in order for Finbond to partially finance its expansion strategy in the United States. Interest on the loan is payable quarterly in arrears and is based on the London Interbank Offered Rate (“LIBOR”) in effect from time to time plus a margin of 12.00%. The LIBOR rate was 1.121% on June 30, 2017. The loan was initially repayable in full at the earlier of Finbond concluding a rights offer or February 28, 2017, but the agreement was subsequently amended to extend this date to August 31, 2017. If Finbond does not settle the amount outstanding on August 31, 2017, the Company has the election to convert its loan to Finbond shares at an agreed conversion price or to continue to earn interest until such time as the loan is settled in full. The Company expects the parties to agree to extend the expiration date of the agreement to a period not exceeding 12 months from August 31, 2017.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments during the years ended June 30, 2017 and 2016:

	Finbond	KZ One	Other(1)	Total
Investment in equity:
Balance as of July 1, 2015	$-	$10,036	$4,293	$14,329
Acquisition of shares	-	-	-	-
Comprehensive income:	-	17	622	639
Equity accounted earnings	-	17	622	639
Other comprehensive income	-	-	-	-
Dividends received	-	-	(143)	(143)
Transfer from assets available for sale	16,250	-	-	16,250
Consolidation of Transact24 (Note 3)	-	-	(3,563)	(3,563)
Foreign currency adjustment(2)	54	(2,895)	(182)	(3,023)
Balance as of June 30, 2016	16,304	7,158	1,027	24,489
Stock-based compensation	89	-	-	89
Comprehensive income (loss):	816	(1,213)	364	(33)
Other comprehensive loss	(1,687)	(1,010)	-	(2,697)
Equity accounted earnings (loss)	2,503	(203)	364	2,664
Share of net income	2,709	(203)	364	2,870
Dilution resulting from corporate transactions	(206)	-	-	(206)
Dividends received	(477)	-	(710)	(1,187)
Foreign currency adjustment(2)	2,229	-	116	2,345
Balance as of June 30, 2017	$18,961	$5,945	$797	$25,703
Investment in loans:
Balance as of July 1, 2015	$-	$-	$-	$-
Transfer from other receivables, net	1,011	-	-	1,011
Loans granted	-	-	141	141
Foreign currency adjustment(2)	4	-	-	4
Balance as of June 30, 2016	1,015	-	141	1,156
Loans granted	10,044	2,000	-	12,044
Interest accrued	107	-	-	107
Foreign currency adjustment(2)	754	-	18	772
Included in accounts receivable, net (Note 5)	(11,920)			(11,920)
Balance as of June 30, 2017	$-	$2,000	$159	$2,159

	Equity	Loans	Total
Carrying amount as of June 30:
2016	$24,489	$1,156	$25,645
2017	$25,703	$2,159	$27,862

(1) Includes Transact 24 from July 1, 2015 to December 31, 2015, and SmartSwitch Namibia and Walletdoc for the entire period presented;

(2) The foreign currency adjustment represents the effects of the fluctuations South African rand, Nigerian Naira and the Namibian dollar, and the U.S. dollar on the carrying value.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Equity-accounted investments (continued)

Strategic investments

DNI-4PL Contracts Proprietary Limited (“DNI”)

On June 23, 2017, the Company entered into a series of agreements pursuant to which the Company agreed to, among other things, subscribe for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945 million ($72.4 million) in cash. Under the terms of the agreements with DNI, the Company is required to pay to DNI an additional amount of up to ZAR 360 million ($27.6 million), in cash, subject to the achievement of certain performance targets by DNI. The transaction was subject to certain suspensive conditions that were fulfilled on or before July 27, 2017, and the transaction closed on the same date. All amounts were translated at exchange rates applicable as of June 30, 2017.

Bank Frick

On January 12, 2017, the Company entered into a share purchase agreement with the Kuno Frick Family Foundation (“Frick Foundation”) to acquire a 30% interest in Bank Frick & Co AG (“Bank Frick”), a fully licensed bank based in Balzers, Liechtenstein, from the Frick Foundation for approximately CHF 39.8 million ($41.5 million translated at exchange rates applicable as of June 30, 2017). The completion of the investment is subject to approval from the Financial Market Authority Liechtenstein. Following the successful completion of this investment, the Company will have a two-year option to acquire an additional 35% interest in Bank Frick.

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

Other long-term assets

Summarized below is the breakdown of other long-term assets as of June 30, 2017 and 2016

	2017	2016

Investment in One MobiKwik Systems Private Limited (“MobiKwik”), at cost.	$26,317	$-
Long-term portion of payments to agents in South Korea amortized over the contract period (Note 5)	17,290	25,897
Policy holder assets under investment contracts (Note 11)	627	528
Reinsurance assets under insurance contracts Note 11)	191	171
Other long-term assets	5,271	4,525
	$49,696	$31,121

The Company has signed a subscription agreement with MobiKwik, which is India’s largest independent mobile payments network, with over 55 million users and 1.5 million merchants. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24 month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. As of June 30, 2017, the Company owned approximately 13.5% of MobiKwik. In August 2017, MobiKwik raised additional funding through the issuance of additional shares to a new shareholder at a 90% premium to the Company’s investments and its percentage ownership was diluted to 12.0%.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

10.	EQUITY-ACCOUNTED INVESTMENTS AND OTHER LONG-TERM ASSETS (continued)

Other long-term assets (continued)

In addition, through a technology agreement, the Company’s Virtual Card technology will be integrated across all MobiKwik wallets in order to provide ubiquity across all merchants in India, and as part of the Company’s continued strategic relationship, a number of our other products including our digital banking platform, are expected to be deployed by MobiKwik over the next year.

On June 19, 2017, the Company, through one of its subsidiaries, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), entered into a Subscription Agreement (the “Subscription Agreement”) with Cell C Proprietary Limited (“Cell C”), a leading mobile provider in South Africa, to purchase approximately 75,000,000 class “A” shares of Cell C for an aggregate purchase price of ZAR 2.0 billion ($153.3 million translated at exchange rates applicable as of June 30, 2017) in cash. The Company funded the transaction through a combination of cash and the facilities described in Note 14. The transaction closed on August 2, 2017.

11.	REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS

Reinsurance assets and policy holder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policy holder liabilities under insurance contracts during the years ended June 30, 2017 and 2016:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of July 1, 2015	$183	$(567)
Increase in policy holder benefits under insurance contracts	463	(1,408)
Claims and policyholders’ benefits under insurance contracts	(444)	801
Foreign currency adjustment(3)	(31)	96
Balance as of June 30, 2016	171	(1,078)
Increase in policy holder benefits under insurance contracts	262	(4,481)
Claims and policyholders’ benefits under insurance contracts	(265)	4,091
Foreign currency adjustment(3)	23	(143)
Balance as of June 30, 2017	$191	$(1,611)

(1)	Included in other long-term assets (refer to Note 10);
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company has agreements with reinsurance companies in order to limit its losses from large insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

11.	REINSURANCE ASSETS AND POLICY HOLDER LIABILITIES UNDER INSURANCE AND INVESTMENT CONTRACTS (continued)

Assets and policy holder liabilities under investment contracts (continued)

Summarized below is the movement in assets and policy holder liabilities under investment contracts during the years ended June 30, 2017 and 2016:

		Investment
	Assets(1)	contracts(2)
Balance as of July 1, 2015	$593	$(593)
Increase in policy holder benefits under investment contracts	35	(35)
Foreign currency adjustment(3)	(100)	100
Balance as of June 30, 2016	528	(528)
Increase in policyholder benefits under insurance contracts	40	(40)
Claims and policyholders’ benefits under insurance contracts	(11)	11
Foreign currency adjustment(3)	70	(70)
Balance as of June 30, 2017	$627	$(627)

(1)	Included in other long-term assets (refer to Note 10);
(2)	Included in other long-term liabilities;
(3)	The foreign currency adjustment represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

12.	SHORT-TERM FACILITIES

Summarized below are the Company’s available short-term facilities and the amounts utilized as of June 30, 2017 and 2016, all amounts translated at exchange rates applicable as of the period presented:

	2017		2016
	Available	Utilized	Available	Utilized

Europe:
Bank Frick(1)	$66,579	$16,579	$-	$-
South Africa:
Nedbank Limited (“Nedbank”	30,600	10,000	13,528	8,870
Overdraft facility(1)	19,109	-	3,382	-
Indirect and derivative facilities	11,491	10,000	10,146	8,870
South Korea:
Hana Bank overdraft facility(1)	8,738	-	8,675	-
	$105,917	$26,579	$22,203	$8,870

(1)	Utilized amount included in short-term facilities.

Europe

The Company has obtained EUR 40.0 million ($45.7 million) and CHF 20 million ($20.9 million) revolving overdraft facilities from Bank Frick. As of June 30, 2017, the Company had utilized approximately CHF 15.9 million ($16.6 million) of the CHF 20 million facility and had not utilized any of the EUR 40 million facility. All amounts have been translated at exchange rates applicable as of June 30, 2017.

As of June 30, 2017, the interest rate on these facilities was 5.00%. The Company has assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Masterpayment was required to open a primary business account with Bank Frick and this account has been pledged to Bank Frick as collateral for the EUR 40 million facility. Net1 also stands as guarantor for both of these facilities.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

12.	SHORT-TERM FACILITIES (continued)

Europe (continued)

The EUR 40 million facility has an initial term to December 31, 2019, and will automatically be extended for a year if not terminated with 12 months written notice. The CHF 20 million facility does not have a fixed term, however it may be terminated by either party with six months written notice at the end of a calendar month.

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited (“Nedbank”) was ZAR 400 million ($30.6 million) and consists of (i) a primary amount of up to ZAR 200 million ($15.3 million), which is immediately available, and (ii) a secondary amount of up to ZAR 200 million ($15.3 million), which is not immediately available (all amounts denominated in ZAR and translated at exchange rates applicable as of June 30, 2017). The primary amount comprises an overdraft facility of up to ZAR 50 million ($3.8 million) and indirect and derivative facilities of up to ZAR 150 million ($11.5 million), which include letters of guarantee, letters of credit and forward exchange contracts (all amounts denominated in ZAR and translated at exchange rates applicable as of June 30, 2017).

On December 9, 2016, Nedbank issued a letter (the “Nedbank Facility Letter”) to the Company under which it agreed to temporarily increase the overdraft facility by the secondary amount of ZAR 200 million to ZAR 250 million ($19.2 million).

As of June 30, 2017, the interest rate on the overdraft facility was 9.35%. On July 21, 2017, the interest rate reduced by 0.25% to 9.10%. The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

As of each of June 30, 2017 and 2016, respectively, the Company had not utilized any of its overdraft facility. As of June 30, 2017, the Company had utilized approximately ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 24). As of June 30, 2016, the Company had utilized approximately ZAR 131.1 million ($8.9 million, translated at exchange rates applicable as of June 30, 2016) of its ZAR 150 million indirect and derivative facilities.

South Korea

The Company obtained a one year KRW 10 billion short-term overdraft facility from Hana Bank, a South Korean bank, in January 2014. The facility expired in January 2017 and was renewed for one more year, but has subsequently been cancelled before June 30, 2017, as the facility is no longer required. The Company had ceded the warehouse it owns in South Korea as security for its repayment obligations under the facility. As of June 30, 2016, the Company had not utilized any of its KRW 10.0 billion ($8.7 million, translated at exchange rates applicable as of June 30, 2017) overdraft facility.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

13.	OTHER PAYABLES

Summarized below is the breakdown of other payables as of June 30, 2017 and 2016:

	2017	2016

Accruals	$10,874	$12,588
Provisions	8,073	10,461
Other	8,592	7,981
Value-added tax payable	5,397	5,022
Payroll-related payables	1,320	992
Participating merchants settlement obligation	543	435
	$34,799	$37,479

14.	LONG-TERM BORROWINGS

South Korea

The Company’s wholly owned subsidiary, Net1 Applied Technologies Korea (“Net1 Korea”), signed a five-year senior secured facilities agreement (the “Facilities Agreement”) with a consortium of South Korean banks in October 2013. The Facilities Agreement provides for three separate facilities to Net1 Korea: a Facility A loan of up to KRW 60.0 billion ($52.4 million), a Facility B loan of up to KRW 15 billion ($13.1 million) and a Facility C revolving credit facility of up to KRW 10.0 billion ($8.7 million) (all facilities denominated in KRW and translated at exchange rates applicable as of June 30, 2017).

The Facility A loan is repayable in three scheduled annual installments of KRW 10 billion, commencing on April 29, 2016, and the third installment is due in April 2018, with a final installment for the remaining outstanding balance of KRW 7.9 billion due at the maturity date (October 29, 2018). The Facility B loan was repaid in full on October 29, 2014. The Facility C revolving credit facility is repayable in full on the maturity date. Prepayment of the revolving credit facility may be withdrawn at any time up to three months before the maturity date.

On July 29, 2016, the Company utilized approximately KRW 0.3 billion ($0.2 million) of its Facility C revolving credit facility to pay interest due. On the same day, the Company made unscheduled voluntary payments of KRW 20 billion ($17.8 million) towards its Facility A loan, and KRW 10 billion ($8.9 million) towards its Facility C revolving credit facility. On October 31, 2016, the Company made an unscheduled payment of KRW 2.1 billion ($1.8 million) towards its Facility A loan as a result of a distribution from KSNET paid to Net1 Korea which was contractually required to be applied against interest and principal outstanding. On January 29, 2017, the Company utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility to pay interest due. On April 29, 2017, the Company made a scheduled repayment of KRW 10 billion ($8.8 million) and utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility to pay interest due. The Company drew approximately KRW 2.5 billion ($2.1 million) and KRW 4.0 billion ($3.8 million) during the years ended June 30, 2016 and 2015, respectively, to pay interest due under the Facilities Agreement. The carrying value as of June 30, 2017, was $16.2 million. As of June 30, 2017, the carrying amount of the long-term borrowings approximated its fair value.

Interest on the loans and revolving credit facility is payable quarterly and is based on the South Korean CD rate in effect from time to time plus a margin of 3.10% for the Facility A loan and Facility C revolving credit facility; and a margin of 2.90% for the Facility B loan. The CD rate was 1.41% on June 30, 2017, and therefore the interest rate in effect as of June 30, 2017, for the Facility A loan and Facility C revolving credit facility was 4.51%. A commitment fee of 0.3% is payable on any un-drawn and un-cancelled amount of the revolving credit facility.

Total interest expense related to the facilities during the year ended June 30, 2017, 2016 and 2015, was $2.6 million, $1.2 million and $3.6 million, respectively. The Company paid facilities fees of approximately KRW 0.9 billion ($0.9 million) on October 29, 2013, and amortized approximately $0.1 million, $0.1 million and $0.2 million of these fees during the years ended June 30, 2017, 2016 and 2015, respectively.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

14.	LONG-TERM BORROWINGS (continued)

South Korea (continued)

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

July 2017 Facilities

On July 21, 2017, Net1 SA entered into a Common Terms Agreement, Senior Facility A Agreement, Senior Facility B Agreement, Senior Facility C Agreement, Subordination Agreement, Security Cession & Pledge and certain ancillary loan documents (collectively, the “Original Loan Documents”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), a South African corporate and investment bank, and Nedbank Limited (acting through its Corporate and Investment Banking division), an African corporate and investment bank, and any other lenders that may participate in such loans (collectively, the “Lenders”), pursuant to which, among other things, Net1 SA may borrow up to an aggregate of ZAR 1.25 billion to finance a portion of its investment in Cell C and to fund its on-going working capital requirements. Net1 agreed to guarantee the obligations of Net1 SA to the Lenders and subordinate any claims it may have against Net1 SA and certain of its subsidiaries to the Lenders’ claims against such persons. On July 26, 2017, Net1 SA entered into a letter agreement (the “Letter” and together with the Original Loan Documents, the “Loan Documents”) with the Lenders to amend the Common Terms Agreement to, among other things, permit the amounts borrowed under the Senior Facility B to fund the acquisition of Cell C shares and adjust the terms of certain conditions precedent.

The Loan Documents provide for a Facility A term loan of up to ZAR 750 million, a Facility B term loan of up to ZAR 500 million, and a Facility C term loan in an amount equal to the aggregate amount of voluntary prepayments of the outstanding principal amount of the Facility A loan. Net1 SA paid a non-refundable deal origination fee of approximately ZAR 6.3 million in August 2017. Interest on the loans is payable quarterly based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 2.25% for the Facility A loan, 3.5% for the Facility B loan and 2.25% for the Facility C loan. The JIBAR rate has been set at 6.96% for the period to September 29, 2017. Funds were disbursed from the Lenders to Net1 SA on July 27, 2017. All of the loans mature on the date falling on the second anniversary of the date of disbursement.

Principal repayments on the Facility A and Facility B loans are due in eight equal quarterly installments, beginning on September 30, 2017. Principal repayment on the Facility C loan is to be determined by the Lenders based on the date of the repayment of any borrowings under the Facility A loan. Voluntary prepayments are permitted without early repayment fees or penalties. The loans are secured by a pledge by Net1 SA of, among other things, its entire equity interests in Cell C and DNI-4PL Contracts Proprietary Limited. The Loan Documents contain customary covenants that require Net1 SA to maintain a specified total net leverage ratio and restrict the ability of Net1 SA, and certain of its subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make investment above specified levels, engage in certain business combinations and engage in other corporate activities.

October 2016 Facilities

On October 4, 2016, Net1 SA, entered into a Subscription Agreement (the “Blue Label Subscription Agreement”) with Blue Label Telecoms Limited (“Blue Label”), a JSE-listed company which is a leading provider of prepaid electricity and airtime in South Africa. Pursuant to the Blue Label Subscription Agreement, Net1 SA intended to subscribe for approximately 117.9 million ordinary shares of Blue Label at a price of ZAR 16.96 per share, for an aggregate price of ZAR 2.0 billion. Net1 SA entered into a facility agreement RMB to fund ZAR 1.4 billion of the required ZAR 2 billion Blue Label transaction and paid a guarantee fee of approximately ZAR 16.0 million during the year ended June 30, 2017. In May 2017, Blue Label and Net1 SA mutually agreed that Net1 SA would not subscribe for the shares in Blue Label and the Blue Label Subscription Agreement was terminated. Interest expense for the year ended June 30, 2017, includes the ZAR 16.0 million guarantee fee expensed related to the October 2017 facilities obtained from RMB.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
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

The Company’s number of shares, net of treasury, presented in the consolidated balance sheets and consolidated statement of changes in equity includes participating non-vested equity shares (specifically contingently returnable shares) as described below in Note 18“— Amended and Restated Stock Incentive Plan—Restricted Stock—General Terms of Awards”. The following table presents reconciliation between the number of shares, net of treasury, presented in the consolidated statement of changes in equity and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the years ended June 30, 2017, 2016 and 2015:

	2017	2016	2015

Number of shares, net of treasury:
Statement of changes in equity – common stock	56,369,737	55,271,954	46,679,565
Less: Non-vested equity shares that have not vested as of end of year (Note 18)	505,473	589,447	341,529
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,864,264	54,682,507	46,338,036

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	COMMON STOCK (continued)

Common stock (continued)

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

Redeemable common stock issued pursuant to transaction with the IFC Investors (continued)

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

Sale of common stock during fiscal 2017

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

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	COMMON STOCK (continued)

Common stock repurchases

Executed under share repurchase authorizations

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

On June 29, 2016, the Company adopted a Rule 10b5-1 plan for the purpose of repurchasing approximately $50 million of its common stock. The 10b5-1 Plan was established in connection with the $100 million share repurchase program approved on February 3, 2016. A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company had the authority under the terms and limitations specified in the 10b5-1 Plan to repurchase shares on the Company’s behalf in accordance with the terms thereof. The plan expired at the end of August 2016.

During the first quarter of the year ended June 30, 2017, the Company repurchased 3,137,609 shares under its share repurchase authorization for approximately $31.6 million. During November and December 2015, the Company repurchased an aggregate of 749,213 shares of its common stock for approximately $11.2 million under its share repurchase authorization that was approved on August 21, 2013. During February and June 2016, the Company repurchased an aggregate of 1,677,491 shares for approximately $15.9 million under its replenished share repurchase authorization which resulted in a total of 2,426,704 shares repurchased for approximately $27.1 million under its various share repurchase authorizations during the year ended June 30, 2016.

The Company did not repurchase any of its shares during the years ended June 30, 2015, under this authorization.

Other repurchases

On May 24, 2017, the Company and one of its co-founders, the former chief executive officer and former member of its board of directors, Mr. S.C.P. Belamant, entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). As contemplated by the Separation Agreement, the Company and Mr. S.C.P. Belamant also entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”). The Separation Agreement provided for certain payments and other benefits to Mr. S.C.P. Belamant, including without limitation, the repurchase from Mr. Belamant by the Company of his shares of the Company’s common stock pursuant to the Stock Repurchase Agreement and the repurchase of 252,286 of Mr. S.C.P. Belamant in-the-money stock options at a price per option equal to (i) $10.80 minus (ii) the applicable exercise price per option. To effectuate the repurchase of the options pursuant to the Separation Agreement, the options were exercised by Mr. S.C.P. Belamant and the shares issued pursuant to such options were repurchased by the Company. In summary, the Company repurchased 1,269,751 shares of its common stock from Mr. Belamant, at a price of $10.80 per share, for an aggregate consideration of $13.7 million. The Remuneration Committee met on May 3, 2017, to discuss Mr. S.C.P. Belamant’s early retirement, and proposed a repurchase price of $10.80 per share, which was 6 cents lower than the closing price on May 2, 2017.

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

The Company did not repurchase any of its shares during the years ended June 30, 2016, outside of the authorization.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

15.	COMMON STOCK (continued)

Acquisition of non-controlling interests

During the year ended June 30, 2016, the Company acquired all of the issued share capital of Masterpayment and Smart Life that it did not previously own for approximately $11.2 million and $0.001 million, respectively, in cash. These transactions were accounted for as an equity transaction with a non-controlling interest and accordingly, no gain or loss was recognized in the Company’s consolidated statement of operations. The carrying amount of the respective non-controlling interest was adjusted to reflect the change in ownership interest in each of Masterpayment and Smart Life. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted, of $1.3 million, was recognized in total Net1 equity during the year ended June 30, 2016.

16.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The table below presents the change in accumulated other comprehensive (loss) income per component during years ended June 30, 2017, 2016 and 2015:

		Accumulated
		Net
		unrealized
	Accumulated	income (loss)
	Foreign	on asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total
Balance as of July 1, 2014	$(83,359)	$618	$(82,741)
Movement in foreign currency translation reserve	(56,862)	-	(56,862)
Unrealized gain on asset available for sale, net of tax of $97	-	422	422
Balance as of June 30, 2015	(140,221)	1,040	(139,181)
Movement in foreign currency translation reserve	(49,479)	-	(49,479)
Unrealized gain on asset available for sale, net of tax of $159	-	692	692
Release of gain on asset available for sale, net of taxes of
$444	-	(1,732)	(1,732)
Balance as of June 30, 2016	(189,700)	-	(189,700)
Movement in foreign currency translation reserve related to
equity accounted investment	(2,697)		(2,697)
Movement in foreign currency translation reserve	29,828	-	29,828
Balance as of June 30, 2017	$(162,569)	$0	$(162,569)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2017 and 2015, respectively. The Company released a gain of approximately $2.2 million from its accumulated net unrealized income (loss) on asset available for sale, net of tax, to selling, general and administration expense and related taxes of $0.4 million to income tax expense on its consolidated statement of operations during the year ended June 30, 2016, as a result of change in accounting for Finbond to the equity method (see also Note 7). There were no other reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the year ended June 30, 2016.

17.	REVENUE

	2017	2016	2015
Services rendered – comprising mainly fees and commissions	$533,279	$514,847	$536,046
Loan-based fees received	53,894	47,117	62,235
Sale of goods – comprising mainly hardware and software sales	22,893	28,785	27,698
	$610,066	$590,749	$625,979

During the years ended June 30, 2017, 2016 and 2015, the Company did not recognize any revenue using the percentage of completion method.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Options (continued)

Valuation Assumptions

No stock options were awarded during the years ended June 30, 2017 and 2016, respectively. The fair value of each option is estimated on the date of grant using the Cox Ross Rubinstein binomial model that uses the assumptions noted in the following table. The estimated expected volatility is calculated based on the Company’s 250 day volatility. The estimated expected life of the option was determined based historical behavior of employees who were granted options with similar terms. The Company has estimated no forfeitures for options awarded in 2015. The table below presents the range of assumptions used to value options granted during the years ended June 30, 2015:

2015
Expected volatility	60%
Expected dividends	0%
Expected life (in years)	3
Risk-free rate	1.0%

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
for the years ended June 30, 2017, 2016 and 2015
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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Restricted Stock (continued)

Performance Conditions - Restricted Stock Granted in August 2015 (continued)

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

Performance Conditions - Restricted Stock Granted in August 2016

In August 2016, the Remuneration Committee approved an award of 350,000 shares of restricted stock to executive officers. The shares of restricted stock awarded to executive officers in August 2016 are subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2019. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2019 (“2019 Fundamental EPS”), as follows:

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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Amended and Restated Stock Incentive Plan (continued)

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the years ended June 30, 2017, 2016 and 2015:

			Weighted
			Average		Weighted
		Weighted	Remaining	Aggregate	Average
		average	Contractual	Intrinsic	Grant
	Number of	exercise	Term	Value	Date Fair
	shares	price ($)	(in years)	($’000)	Value ($)
Outstanding – July 1, 2014	2,710,392	14.16	5.38	3,909
Granted under Plan: August 2014	464,410	11.23	10.00	2,113	4.55
Exercised	(773,633)	8.35		3,845
Outstanding – June 30, 2015	2,401,169	15.34	4.74	11,516
Exercised	(323,645)	11.62		2,669
Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Exercised	(321,026)	8.97		3,607
Expired unexercised	(474,443)	22.51		-
Forfeitures	(435,448)	17.88		-
Outstanding – June 30, 2017	846,607	13.87	3.80	486

The following table presents stock options vesting and expecting to vest as of June 30, 2017:

Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Number of	price	Term	Value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – June 30, 2017	846,607	13.87	3.80	486

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of June 30, 2017:

Weighted
Average
		Weighted	Remaining	Aggregate
		average	Contractual	Intrinsic
	Number of	exercise	Term	Value
	shares	price ($)	(in years)	($’000)
Exercisable – June 30, 2017	731,286	14.30	3.25	486

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock option and restricted stock activity (continued)

Options (continued)

During the years ended June 30, 2017, 2016 and 2015, approximately 154,803, 373,435 and 330,967 stock options became exercisable, respectively. During the year ended June 30, 2017, the Company received approximately $2.9 million from the exercise of 321,026 stock options. During the year ended June 30, 2016, the Company received approximately $3.8 million from the exercise of 323,645 stock options. During the year ended June 30, 2015, the Company received approximately $2.0 million from 201,395 stock options exercised. The remaining 572,238 stock options were exercised through recipients delivering 336,584 shares of the Company’s common stock to the Company on September 9, 2014, to settle the exercise price due. During the year ended June 30, 2017, employees forfeited 435,448 stock options and 474,443 stock options awarded in August 2006, expired unexercised. There were no forfeitures during the years ended June 30, 2016 and 2015, respectively. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the years ended June 30, 2017, 2016 and 2015:

	Number of	Weighted
	Shares of	Average Grant
	Restricted	Date Fair Value
	Stock	($’000)
Non-vested – July 1, 2014	385,778	3,534
Granted – August 2014	141,707	581
Granted – November 2014	71,530	229
Total granted	213,237
Vested – August 2014	(74,152)	828
Vested – February 2015	(183,334)	2,400
Total vested	(257,486))
Non-vested – June 30, 2015	341,529	1,759
Granted – August 2015	319,492	6,406
Vested – August 2015	(71,574)	1,435
Non-vested – June 30, 2016	589,447	7,622
Granted – August 2016	387,000	4,145
Granted – May 2017	2,587	27
Total granted	389,587
Vested – August 2016	(68,091)	694
Vested – June 2017	(200,000)	1,896
Total vested	(268,091)
Forfeitures	(205,470)	2,219
Non-vested – June 30, 2017	505,473	11,173

The fair value of restricted stock vested during the years ended June 30, 2017, 2016 and 2015, was $2.6 million, $1.4 million and $3.2 million, respectively. The Company agreed to accelerate the vesting of 200,000 shares of restricted stock granted to the Company’s former Chief Executive Officer in August 2017 pursuant to the Separation Agreement signed in May 2017. Employees and the former Chief Executive Officer that resigned during the year ended June 30, 2017, forfeited 205,470 shares of restricted stock that had not vested. Forfeited shares of restricted stock are returned to the Company and, in accordance with the Plan, are available for future issuances by the Remuneration Committee.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

18.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company has recorded a net stock compensation charge of $2.0 million, $3.6 million and $3.2 million for the years ended June 30, 2017, 2016 and 2015, respectively, which comprised:

		Allocated to
		cost of goods
		sold, IT	Allocated to
	Total	processing,	selling,
	charge	servicing	general and
	(reversal)	and support	administration
Year ended June 30, 2017
Stock-based compensation charge	$3,905	$-	$3,905
Reversal of stock compensation charge related to stock options
and restricted stock forfeited	(1,923)	-	(1,923)
Total – year ended June 30, 2017	$1,982	$-	$1,982

Year ended June 30, 2016
Stock-based compensation charge	$3,598	$-	$3,598
Total – year ended June 30, 2016	$3,598	$-	$3,598

Year ended June 30, 2015
Stock-based compensation charge	$3,195	$-	$3,195
Total – year ended June 30, 2015	$3,195	$-	$3,195

The stock compensation charge and reversals have been allocated to cost of goods sold, IT processing, servicing and support and selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of June 30, 2017, the total unrecognized compensation cost related to stock options was approximately $0.1 million, which the Company expects to recognize over approximately two months. As of June 30, 2017, the total unrecognized compensation cost related to restricted stock awards was approximately $1.7 million, which the Company expects to recognize over approximately two years. This amount excludes the total unrecognized compensation cost, net of forfeitures, as of June 30, 2017, related to restricted stock awards that the Company expects will not vest due to it not achieving the 2018 Fundamental EPS of approximately $3.9 million. As of June 30, 2017, the cumulative unrecorded stock-based compensation charge related to these awards of restricted stock that the Company has determined are expected not to vest and has not expensed in its consolidated statement of operations is approximately $2.5 million (which amount includes the $1.8 million reversed during the year ended Jun 30, 2017).

Tax consequences

The Company has recorded a deferred tax asset of approximately $0.9 million and $1.8 million, respectively, for the years ended June 30, 2017 and 2016, related to the stock-based compensation charge recognized related to employees of Net1 as it is able to deduct the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

19.	DISPOSAL OF BUSINESS

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

20.	INCOME TAXES

Income tax provision

The table below presents the components of income before income taxes for the years ended June 30, 2017, 2016 and 2015:

	2017	2016	2015

South Africa	$129,786	$119,097	$137,138
United States	(20,902)	(5,915)	(7,286)
Other	5,572	13,055	10,566
Income before income taxes	$114,456	$126,237	$140,418

Presented below is the provision for income taxes by location of the taxing jurisdiction for the years ended June 30, 2017, 2016 and 2015:

	2017	2016	2015

Current income tax	$45,857	$88,807	$48,795
South Africa	35,986	31,815	39,901
United States	4,686	50,750	3,109
Other	5,185	6,242	5,785
Deferred taxation (benefit) charge	(40)	(161)	(2,292)
South Africa	(473)	3,044	398
United States	1,123	(274)	485
Other	(690)	(2,931)	(3,175)
Foreign tax credits generated – United States	(3,345)	(46,566)	(2,367)
Income tax provision	$42,472	$42,080	$44,136

There were no changes to the enacted tax rate in the years ended June 30, 2017, 2016 and 2015.

The movement in the valuation allowance for the year ended June 30, 2017, is primarily attributable to a decrease resulting from the utilization of foreign tax credits and an increase related to a valuation allowance created for net operating loss carryforwards for the Company’s German subsidiaries. The movement in the valuation allowance for the year ended June 30, 2016, relates primarily to an increase in the valuation allowance resulting from the generation of unused foreign tax credits during the year. The movement in the valuation allowance for the year ended June 30, 2015, relates primarily to the release of the valuation allowance resulting from the utilization of foreign tax credits during the year.

Net1 included actual and deemed dividends received from one of its South African subsidiaries in its years ended June 30, 2017, 2016 and 2015, taxation computation. Net1 applied net operating losses against this income. Net1 generated foreign tax credits as a result of the inclusion of the dividends in its taxable income in 2016. Net1 has applied certain of these foreign tax credits against its current income tax provision for the year ended June 30, 2017, 2016 and 2015.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES (continued)

Income tax provision (continued)

A reconciliation of income taxes, calculated at the fully-distributed South African income tax rate to the Company’s effective tax rate, for the years ended June 30, 2017, 2016 and 2015, is as follows:

	2017		2016		2015
Income tax rate reconciliation:
Income taxes at fully-distributed South African tax rates	28.00%		28.00%		28.00%
Non-deductible items	1.01%		0.38%		2.36%
Foreign tax rate differential	0.00%		7.42%		0.06%
Foreign tax credits	(0.05%	)	(36.88%	)	(1.68%	)
Taxation on deemed dividends in the United States	8.00%		34.60%		3.46%
Movement in valuation allowance	0.07%		(0.09%	)	(0.08%	)
Prior year adjustments	0.07%		(0.09%	)	(0.69%	)
Income tax provision	37.10%		33.34%		31.43%

Net1 received dividends from one of its South African subsidiaries during the year ended June 30, 2017, which resulted in an increase in taxation on dividends received. No significant foreign tax credits were generated during the year ended June 30, 2017, and the Company utilized foreign tax credits generated in prior years. The utilization of these foreign tax credits used in prior years is included in the movement in the valuation allowance. The non-deductible items during the year ended June 30, 2017, includes transaction related expenses, including legal and consulting fees incurred that are not deductible for tax purposes. Net1 received substantial dividends from one of its South African subsidiaries during the year ended June 30, 2016, which resulted in an increase in the amount of foreign tax credits generated and an increase in taxation on dividends received. A portion of these foreign tax credits generated were not used during the year and a valuation allowance has been created for unused foreign tax credits. The non-deductible items during the year ended June 30, 2015, include primarily legal and consulting fees incurred that are not deductible for tax purposes. The foreign tax rate differential represents the difference between statutory tax rates in South Africa and foreign jurisdictions, primarily the United States.

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

	2017	2016
Total deferred tax assets
Net operating loss carryforwards	$4,946	$1,982
Provisions and accruals	4,413	4,245
FTS patent	475	496
Intangible assets	829	733
Foreign tax credits	32,574	36,750
Other	5,717	7,448
Total deferred tax assets before valuation allowance	48,954	51,654
Valuation allowances	(38,967)	(38,834)
Total deferred tax assets, net of valuation allowance	9,987	12,820
Total deferred tax liabilities:
Intangible assets	9,141	11,799
Other	6,655	6,624
Total deferred tax liabilities	15,796	18,423
Reported as
Current deferred tax assets	5,330	6,956
Long term deferred tax liabilities	11,139	12,559
Net deferred income tax liabilities	$5,809	$5,603

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES (continued)

Deferred tax assets and liabilities (continued)

Increase in total deferred tax liabilities

Net operating loss carryforwards

Net operating loss carryforwards have increased primarily as a result of the losses incurred by the Company’s German subsidiaries.

Intangible assets

Deferred tax liabilities – intangible assets have moderately decreased during the year ended June 30, 2017, as a result of the amortization of KSNET, Masterpayment and Transact24 intangible assets.

Foreign tax credits

The decrease in foreign tax credits as of June 30, 2017, resulted from the utilization of foreign tax credits generated in previous years against taxes payable associated with the dividends received by Net1 during the year ended June 30, 2017.

Increase in valuation allowance

At June 30, 2017, the Company had deferred tax assets of $10.0 million (2016: $12.8 million), net of the valuation allowance. Management believes, based on the weight of available positive and negative evidence it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

At June 30, 2017, the Company had a valuation allowance of $39.0 million (2016: $38.9 million) to reduce its deferred tax assets to estimated realizable value. The movement in the valuation allowance for the years ended June 30, 2017 and 2016, is presented below:

			Net
		Foreign	operating
		tax	loss carry-	FTS
	Total	credits	forwards	patent	Other
July 1, 2015	$22,550	$20,211	$1,088	$254	$997
Charged to statement of operations	16,537	16,537	-	-	-
Utilized	(128)	-	(128)	-	-
Foreign currency adjustment	(125)	-	(29)	(96)	-
June 30, 2016	$38,834	$36,748	$931	$158	$997
Reversed to statement of operations	(4,302)	(4,174)	(128)	-	-
Charged to statement of operations	4,684	-	3,107	-	1,577
Foreign currency adjustment	(249)	-	(211)	(38)	-
June 30, 2017	$38,967	$32,574	$3,699	$120	$2,574

Net operating loss carryforwards and foreign tax credits

United States

As of June 30, 2017, Net1 had net operating loss carryforwards that will expire, if unused, as follows:

Year of expiration	U.S. net operating
loss carry
forwards
2024	$2,242

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

20.	INCOME TAXES (continued)

Net operating loss carryforwards and foreign tax credits (continued)

United States (continued)

Net1 did not generate any additional foreign tax credits during the year ended June 30, 2017. During the year ended June 30, 2016, Net1 generated additional foreign tax credits related to the cash dividends received. Net1 had no net unused foreign tax credits that are more likely than not to be realized as of June 30, 2017 and 2016, respectively. The unused foreign tax credits generated expire after ten years in 2026, 2024, 2023, 2022, 2021 and 2020.

Uncertain tax positions

As of June 30, 2017 and 2016, the Company has unrecognized tax benefits of $0.5 million and $1.9 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of June 30, 2017, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2013. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended June 30, 2017, 2016 and 2015:

	2017	2016	2015
Unrecognized tax benefits - opening balance	$1,930	$2,322	$1,160
Gross decreases - tax positions in prior periods	(2,109)	(609)	-
Gross increases - tax positions in current period	440	641	1,311
Lapse of statute limitations	-	-	-
Foreign currency adjustment	214	(424)	(149)
Unrecognized tax benefits - closing balance	$475	$1,930	$2,322

As of each of June 30, 2017 and 2016, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million, respectively, on its balance sheet.

21.	EARNINGS PER SHARE

The Company has issued redeemable common stock (refer to Note 15) which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the years ended June 30, 2017, 2016 or 2015. Accordingly the two-class method presented below does not include the impact of any redemption.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the years ended June 30, 2017, 2016 and 2015, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
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

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method for the years ended June 30, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands except percent and
	per share data)
Numerator:
Net income attributable to Net1	$72,954	$82,454	$94,735
Undistributed earnings	72,954	82,454	94,735
Percent allocated to common shareholders (Calculation 1)	99%	99%	99%
Numerator for earnings per share: basic and diluted	$72,188	$81,370	$93,750

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	53,966	47,234	46,247
Effect of dilutive securities:
Stock options	109	242	152
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	54,075	47,476	46,399

Earnings per share:
Basic	$1.34	$1.72	$2.03
Diluted	$1.33	$1.71	$2.02

(Calculation 1)
Basic weighted-average common shares outstanding (A)	53,966	47,234	46,247
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	54,539	47,863	46,733
Percent allocated to common shareholders (A) / (B)	99%	99%	99%

Options to purchase 542,711 shares of the Company’s common stock at prices ranging from $10.59 to $24.46 per share were outstanding during the year ended June 30, 2017, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common shares. The options, which expire at various dates through on August 27, 2024, were still outstanding as of June 30, 2017.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

22.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the supplemental cash flow disclosures for the years ended June 30, 2017, 2016 and 2015:

	2017	2016	2015
Cash received from interest	$21,130	$15,262	$16,399
Cash paid for interest	$3,713	$3,439	$4,360
Cash paid for income taxes	$45,165	$42,123	$45,459

Financing activities

Treasury shares, at cost included in the Company’s consolidated balance sheet as of June 30, 2016, includes 47,056 shares of the Company’s common stock acquired for approximately $0.5 million which were paid for on July 1, 2016. The liability for this payment was included in accounts payable on the Company’s consolidated balance sheet as of June 30, 2016. The payment of approximately $0.5 million is included in acquisition of treasury stock in the Company’s consolidated statement of cash flows for the year ended June 30, 2017.

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

The South African transaction processing segment currently consists mainly of a welfare benefit distribution service provided to the South African government, an ATM infrastructure deployed in South, and transaction processing for retailers, utilities, and banks. Fee income is earned based on the number of recipient cardholders paid. Fee income is also earned from customers utilizing our ATM infrastructure. Utility providers and banks are charged a fee for transaction processing services performed on their behalf at retailers. This segment has individually significant customers that each provides more than 10% of the total revenue of the Company. For the year ended June 30, 2017, there was one such customer, providing 22% of total revenue (2016: one such customer, providing 21% of total revenue; 2015: one such customer, providing 24% of total revenue).

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
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

Operating segments (continued)

The Financial inclusion and applied technologies segment derives revenue from the provision of short-term loans as a principal and the provision of smart card accounts, as a fixed monthly fee per card is charged for the maintenance of these accounts. This segment also includes fee income and associated expenses from merchants and card holders using the Company’s merchant acquiring system, the sale of prepaid products (electricity and airtime) as well as the sale of hardware and software. Finally, the Company earns premium income from the sale of life insurance products through its insurance business.

Corporate/eliminations includes the Company’s head office cost center and the amortization of acquisition-related intangible assets. The $8.0 million paid to the Company’s founder, former chief executive officer and former member of our board of directors during the year ended June 30, 2017, is also included in corporate/ eliminations. The $1.9 million fair value gain resulting from the acquisition of Transact24 (refer to Note 3) and the $2.2 million gain resulting from the change in accounting for Finbond (refer to Note 16) that were recognized during the year ended June 30, 2016, have been allocated to corporate/ elimination.

The reconciliation of the reportable segments revenue to revenue from external customers for the years ended June 30, 2017, 2016 and 2015, respectively, is as follows:

		Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$249,144	$24,518	$224,626
International transaction processing	176,729	-	176,729
Financial inclusion and applied technologies	235,901	27,190	208,711
Total for the year ended June 30, 2017	$661,774	$51,708	$610,066

South African transaction processing	$212,574	$17,615	$194,959
International transaction processing	169,807	-	169,807
Financial inclusion and applied technologies	249,403	23,420	225,983
Total for the year ended June 30, 2016	$631,784	$41,035	$590,749

South African transaction processing	$236,452	$20,521	$215,931
International transaction processing	164,554	-	164,554
Financial inclusion and applied technologies	272,600	27,106	245,494
Total for the year ended June 30, 2015	$673,606	$47,627	$625,979

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the years ended June 30, 2017, 2016 and 2015, respectively, is as follows:

	For the years ended June 30,
	2017	2016	2015
Reportable segments measure of profit or loss	$130,799	$129,774	$150,538
Operating income: Corporate/Eliminations	(33,756)	(15,406)	(22,019)
Interest income	20,897	15,292	16,355
Interest expense	(3,484)	(3,423)	(4,456)
Income before income taxes	$114,456	$126,237	$140,418

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

The following tables summarize segment information which is prepared in accordance with GAAP for the years ended June 30, 2017, 2016 and 2015:

	For the years ended June 30,
	2017	2016	2015
Revenues
South African transaction processing	$249,144	$212,574	$236,452
International transaction processing	176,729	169,807	164,554
Financial inclusion and applied technologies	235,901	249,403	272,600
Total	661,774	631,784	673,606
Operating income (loss)
South African transaction processing	59,309	51,386	51,008
International transaction processing	13,705	23,389	26,805
Financial inclusion and applied technologies	57,785	54,999	72,725
Subtotal: Operating segments	130,799	129,774	150,538
Corporate/Eliminations	(33,756)	(15,406)	(22,019)
Total	97,043	114,368	128,519
Depreciation and amortization
South African transaction processing	4,614	6,157	7,093
International transaction processing	21,366	21,852	17,846
Financial inclusion and applied technologies	1,422	1,158	808
Subtotal: Operating segments	27,402	29,167	25,747
Corporate/Eliminations	13,976	11,227	14,938
Total	41,378	40,394	40,685
Expenditures for long-lived assets
South African transaction processing	2,473	5,101	7,008
International transaction processing	7,745	28,029	28,205
Financial inclusion and applied technologies	977	2,667	1,223
Subtotal: Operating segments	11,195	35,797	36,436
Corporate/Eliminations	-	-	-
Total	$11,195	$35,797	$36,436

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

Geographic Information

Revenues based on the geographic location from which the sale originated for the years ended June 30, 2017, 2016 and 2015, are presented in the table below:

	2017	2016	2015

South Africa	$434,124	$422,022	$461,425
South Korea	$153,403	158,609	160,853
Rest of world	$22,539	10,118	3,701
Total	$610,066	$590,749	$625,979

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

23.	OPERATING SEGMENTS (continued)

Geographic Information (continued)

Long-lived assets based on the geographic location for the years ended June 30, 2017, 2016 and 2015, are presented in the table below:

	Long-lived assets
	2017	2016	2015

South Africa	$74,370	$69,213	$72,467
South Korea	192,473	221,459	230,109
Rest of world	77,723	49,105	20,058
Total	$344,566	$339,777	$322,634

24.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases certain premises. At June 30, 2017, the future minimum payments under operating leases consist of:

Due within 1 year	$5,276
Due within 2 years	$1,496
Due within 3 years	$481
Due within 4 years	$376
Due within 5 years	$165

Operating lease payments related to the premises and equipment were $9.8 million, $8.0 million and $6.8 million, respectively, for the years ended June 2017, 2016 and 2015, respectively.

Capital commitments

As of each of June 30, 2017 and 2016, the Company had outstanding capital commitments of approximately $0.1 million.

Purchase obligations

As of June 30, 2017 and 2016, the Company had purchase obligations totaling $2.3 million and $3.1 million, respectively. The purchase obligations as of June 30, 2017, primarily include inventory that will be delivered to the Company and sold to customers in July 2017.

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

24.	COMMITMENTS AND CONTINGENCIES (continued)

Guarantees (continued)

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of June 30, 2017. The maximum potential amount that the Company could pay under these guarantees is ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 12.

As described in Note 12, the Company, Net1 specifically has provided guarantees to Bank Frick related to the EUR 40.0 million ($45.7 million) and CHF 20 million ($20.9 million) revolving overdraft facilities provided to Masterpayment. As of June 30, 2017, Masterpayment had utilized approximately $16.6 million of CHF 20 million facility and these obligations are recorded as short-term facilities in the Company’s consolidated balance sheet. The maximum potential amount that the Company could pay under the guarantees to Bank Frick was $16.6 million.

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

The Company has recorded revenue of approximately $4.2 million related to this relationship during the year ended June 30, 2017. Transact24’s Managing Director has an indirect interest in these transactions as a result of his relationship with his spouse, with an approximate value of $1.6 million during the year ended June 30, 2017. As of June 30, 2017, $0.4 million is due to the Company related to the service provided by Transact24 and this amount is included in accounts receivables, net as of June 30, 2017.

The Company has recorded revenue of approximately $1.9 million related to this relationship during the six months ended June 30, 2016. Transact24’s Managing Director has an indirect interest in these transactions as a result of his relationship with his spouse, with an approximate value of $0.1 million during the six months ended June 30, 2016. As of June 30, 2016, $0.4 million is due to the Company related to the service provided by Transact24 and this amount is included in accounts receivables, net as of June 30, 2016.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the consolidated financial statements
for the years ended June 30, 2017, 2016 and 2015
(All amounts stated in thousands of United States Dollars, unless otherwise stated)

26.	UNAUDITED QUARTERLY RESULTS

The following tables contain selected unaudited consolidated statements of operations information for each quarter of fiscal 2017 and 2016:

	Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2017	2017	2016	2016	2017
		(In thousands except per share data)

Revenue	$155,056	$147,944	$151,433	$155,633	$610,066
Operating income	14,726	24,547	25,589	32,181	97,043
Net income attributable to Net1	$11,289	$18,392	$18,641	$24,632	$72,954
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.20	$0.34	$0.35	$0.46	$1.34
Diluted earnings attributable to Net1 shareholders	$0.20	$0.33	$0.35	$0.46	$1.33

	Three months ended
					Year
					ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
	2016	2016	2015	2015	2016
		(In thousands except per share data)

Revenue	$151,259	$134,736	$150,281	$154,473	$590,749
Operating income	32,183	26,191	24,779	31,215	114,368
Net income attributable to Net1	$24,356	$18,420	$16,658	$23,020	$82,454
Net income per share, in United States dollars
Basic earnings attributable to Net1 shareholders	$0.48	$0.40	$0.35	$0.49	$1.72
Diluted earnings attributable to Net1 shareholders	$0.47	$0.39	$0.35	$0.48	$1.71

27.	SUBSEQUENT EVENTS

On July 31, 2017, the Company’s board of directors issued its former chief executive officer a 90-day written notice to terminate his two-year consulting agreement with the Company. As described in Note 15, Mr. S.C.P. Belamant retired on May 31, 2017. The Company will not be making any termination payments to Mr. Belamant beyond the 90-day notice period.

There have been no subsequent events except as described in Note 10, related to the investments in DNI and Cell C, and in Note 14, related to lending facilities obtained from the Lenders.

*********************