Form 10-Q
period 2017-09-30
NET 1 UEPS TECHNOLOGIES INC
filed 2017-11-09
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
YES [  ]      NO [X ]

As of November 7, 2017 (the latest practicable date), 56,927,696 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and June 30, 2017	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2017	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 6.	Exhibits	42
Signatures		43
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	September 30,	June 30,
	2017	2017
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,359	$258,457
Pre-funded social welfare grants receivable (Note 2)	3,457	2,322
Accounts receivable, net of allowances of – September: $1,158; June: $1,255	115,652	111,429
Finance loans receivable, net of allowances of – September: $7,456; June: $7,469	106,087	80,177
Inventory (Note 3)	9,278	8,020
Deferred income taxes (Note 1)	-	5,330
Total current assets before settlement assets	372,833	465,735
Settlement assets (Note 4)	411,349	640,455
Total current assets	784,182	1,106,190
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – September: $122,138; June: $120,212	34,060	39,411
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	97,802	27,862
GOODWILL (Note 7)	186,539	188,833
INTANGIBLE ASSETS, net (Note 7)	35,584	38,764
DEFERRED INCOME TAXES (Note 1)	3,969	-
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 6 and Note 8)	201,166	49,696
TOTAL ASSETS	1,343,302	1,450,756

LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)	45,737	16,579
Accounts payable	14,004	15,136
Other payables	38,028	34,799
Current portion of long-term borrowings (Note 10)	59,371	8,738
Income taxes payable	14,126	5,607
Total current liabilities before settlement obligations	171,266	80,859
Settlement obligations (Note 4)	411,349	640,455
Total current liabilities	582,615	721,314
DEFERRED INCOME TAXES (Note 1)	8,615	11,139
LONG-TERM BORROWINGS (Note 10)	34,860	7,501
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	2,965	2,795
TOTAL LIABILITIES	629,055	742,749
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - September: 56,927,696; June: 56,369,737	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: September: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	274,353	273,733
TREASURY SHARES, AT COST: September: 24,891,292; June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(176,565)	(162,569)
RETAINED EARNINGS	792,759	773,276
TOTAL NET1 EQUITY	603,676	597,569
REDEEMABLE COMMON STOCK	107,672	107,672
NON-CONTROLLING INTEREST	2,899	2,766
TOTAL EQUITY	714,247	708,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,343,302	$1,450,756

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2017	2016
	(In thousands, except per share data)
REVENUE	$152,558	$155,633

EXPENSE

Cost of goods sold, IT processing, servicing and support	74,652	74,780

Selling, general and administration	43,934	38,468

Depreciation and amortization	8,966	10,204

OPERATING INCOME	25,006	32,181

INTEREST INCOME	5,044	4,304

INTEREST EXPENSE	2,121	796

INCOME BEFORE INCOME TAX EXPENSE	27,929	35,689

INCOME TAX EXPENSE (Note 17)	10,277	11,103

NET INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED

INVESTMENTS	17,652	24,586

EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	2,075	659

NET INCOME	19,727	25,245

LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	244	613

NET INCOME ATTRIBUTABLE TO NET1	$19,483	$24,632

Net income per share, in U.S. dollars (Note 14)
Basic earnings attributable to Net1 shareholders	$0.34	$0.46
Diluted earnings attributable to Net1 shareholders	$0.34	$0.46

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	September 30,
	2017	2016
	(In thousands)

Net income	$19,727	$25,245

Other comprehensive (loss) income
Movement in foreign currency translation reserve	(13,880)	22,302
Movement in foreign currency translation reserve related to equity-accounted investments	(227)	-
Total other comprehensive (loss) income, net of taxes	(14,107)	22,302

Comprehensive income	5,620	47,547
Less comprehensive income attributable to non-controlling interest	(133)	(1,057)
Comprehensive income attributable to Net1	$5,487	$46,490

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the three months ended September 30, 2017 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Redeemable	Non-
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Common	Controlling
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Stock	Interest	Total

Balance – July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$107,672	$2,766	$708,007

Restricted stock granted (Note 13)	588,594				588,594				-			-

Stock-based compensation charge (Note 13)						869			869			869

Reversal of stock compensation charge (Note 13)	(30,635)				(30,635)	(42)			(42)			(42)

Reversal of stock based- compensation charge related to equity-accounted investment						(207)			(207)			(207)

Net income							19,483		19,483		244	19,727

Other comprehensive income (Note 12)								(13,996)	(13,996)		(111)	(14,107)

Balance – September 30, 2017	81,818,988	$80	(24,891,292)	$(286,951)	56,927,696	$274,353	$792,759	$(176,565)	$603,676	$107,672	$2,899	$714,247

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income	$19,727	$25,245
Depreciation and amortization	8,966	10,204
Earnings from equity-accounted investments	(2,075)	(659)
Fair value adjustments	91	(83)
Interest payable	(88)	32
Facility fee amortized	133	36
Loss on disposal of property, plant and equipment	105	66
Stock-based compensation charge (reversal), net (Note 13)	827	(1,324)
Dividends received from equity accounted investments	912	370
(Increase) Decrease in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	(39,141)	7,766
Increase in inventory	(1,526)	(104)
Increase in accounts payable and other payables	3,429	3,040
Increase in taxes payable	8,838	10,956
Decrease in deferred taxes	(991)	(1,632)
Net cash (used in) provided by operating activities	(793)	53,913

Cash flows from investing activities
Capital expenditures	(1,473)	(3,423)
Proceeds from disposal of property, plant and equipment	316	69
Investment in Cell C (Note 6)	(151,003)	-
Investment in equity of equity-accounted investments (Note 6)	(72,846)	-
Investment in MobiKwik	-	(15,347)
Net change in settlement assets	212,649	(37,394)
Net cash used in investing activities	(12,357)	(56,095)

Cash flows from financing activities
Long-term borrowings utilized (Note 10)	95,431	247
Repayment of long-term borrowings (Note 10)	(14,260)	(26,669)
Proceeds from bank overdraft (Note 9)	31,880	-
Repayment of bank overdraft (Note 9)	(2,952)	-
Payment of guarantee fee (Note 10)	(552)	-
Acquisition of treasury stock (Note 11)	-	(32,081)
Dividends paid to non-controlling interest	-	(555)
Net change in settlement obligations	(212,649)	37,394
Net cash used in financing activities	(103,102)	(21,664)

Effect of exchange rate changes on cash	(3,846)	5,531
Net decrease in cash and cash equivalents	(120,098)	(18,315)
Cash and cash equivalents – beginning of period	258,457	223,644
Cash and cash equivalents – end of period	$138,359	$205,329

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three months ended September 30, 2017 and 2016
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three months ended September 30, 2017 and 2016, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

References to the “Company” refer to Net1 and its consolidated subsidiaries, collectively, unless the context otherwise requires. References to “Net1” are references solely to Net 1 UEPS Technologies, Inc.

Recent accounting pronouncements adopted

In August 2014, the FASB issued guidance regarding Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires an entity to perform interim and annual assessments of its ability to continue as a going concern within one year of the date that its financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the Company beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements disclosures.

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

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes. This guidance requires that deferred tax liabilities and assets are to be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This guidance is effective for the Company beginning July 1, 2017, and has been applied on a prospective basis. The adoption of this guidance has resulted in the reclassification of current deferred tax assets and liabilities as non-current deferred tax assets and liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2017. Prior period current deferred tax assets have not been reclassified as non-current in the unaudited condensed consolidated balance sheet as of June 30, 2017.

In March 2016, the FASB issued guidance regarding Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for the Company beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements. The Company has elected to continue to estimate the number of forfeitures when an award is made.

Recent accounting pronouncements not yet adopted as of September 30, 2017

In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was originally set to be effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline.

1.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements not yet adopted as of September 30, 2017 (continued)

The guidance is effective for the Company beginning July 1, 2018. The Company expects that this guidance may have a material impact on its financial statements and is currently evaluating the impact of this guidance on its financial statements on adoption.

In January 2016, the FASB issued guidance regarding Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance requires changes in the fair value of the Company’s equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income. In addition, the guidance clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance is effective for the Company beginning July 1, 2018, and early adoption is not permitted, with certain exceptions. The amendments are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

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

2.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents primarily amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The October 2017 payment service commenced on October 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of September 2017. The July 2017 payment service commenced on July 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of June 2017.

3.	Inventory

The Company’s inventory comprised the following category as of September 30, 2017 and June 30, 2017.

	September 30,	June 30,
	2017	2017
Finished goods	$9,278	$8,020
	$9,278	$8,020

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

    Risk management

The Company seeks to reduce its exposure to currencies other than the South African rand through a policy of matching, to the extent possible, assets and liabilities denominated in those currencies. In addition, the Company utilized financial instruments in order to economically hedge its exposure to exchange rate and interest rate fluctuations arising from its operations. The Company is also exposed to translation, interest rate, customer concentration, credit, and equity price and liquidity risks.

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

Interest rate risk

As a result of its normal borrowing and lending activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains limited investments in cash equivalents and has occasionally invested in marketable securities.

5.	Fair value of financial instruments (continued)

Fair value of financial instruments (continued)

    Risk management (continued)

Working capital finance customer concentration risk

Working capital finance customer concentration risk relates to the risk of loss that the Company would incur as a result of its initial concentration of customers as it grows its working capital financing receivables base in Europe and the United States. During the year ended June 30, 2017, the Company commenced marketing activities to develop and expand its working capital financing receivables base. The Company manages the risk through on-going marketing efforts to further expand its customer base as well as through regular contact with its customer to assess their need for the Company’s product.

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

With respect to credit risk on financial instruments, the Company maintains a policy of entering into such transactions only with South African and European financial institutions that have a credit rating of “BB+” (or its equivalent) or better, as determined by credit rating agencies such as Standard & Poor’s, Moody’s and Fitch Ratings.

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

Equity price and liquidity risk

Equity price risk relates to the risk of loss that the Company would incur as a result of the volatility in the exchange-traded price of equity securities that it holds and the risk that it may not be able to liquidate these securities. The market price of these securities may fluctuate for a variety of reasons and, consequently, the amount that the Company may obtain in a subsequent sale of these securities may significantly differ from the reported market value.

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

    Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “BBB+“ (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

5.	Fair value of financial instruments (continued)

Financial instruments (continued)

    Derivative transactions - Foreign exchange contracts (continued)

The Company had no outstanding foreign exchange contracts as of September 30, 2017 and June 30, 2017, respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2017, according to the fair value hierarchy:

	Quoted
	price in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	$599	$-	$-	$599
Fixed maturity investments (included in cash and cash equivalents)	5,796	-	-	5,796
Other	-	37	-	37
Total assets at fair value	$6,395	$37	$-	$6,432

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

There have been no transfers in or out of Level 3 during the three months ended September 30, 2017 and 2016, respectively.

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

6.	Equity-accounted investments and other long-term assets

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of September 30, 2017 and June 30, 2017, was as follows:

	September 30,	June 30,
	2017	2017
DNI-4PL (Pty) Ltd (“DNI”)	45%	-
Finbond Group Limited (“Finbond”)	27%	26%
KZ One Limited (formerly One Credit Limited) (“KZ One”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

On July 27, 2017, the Company subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. Under the terms of the Company’s agreements with DNI, the Company is required to pay to DNI an additional amount of up to ZAR 360 million ($26.5 million, translated at the foreign exchange rates applicable as of September 30, 2017), in cash, subject to the achievement of certain performance targets by DNI. The Company has not accrued for this contingent consideration as of September 30, 2017. Net1 SA has pledged, among other things, its entire equity interest in DNI as security for the South African facilities described in Note 10 used to partially fund the acquisition of Cell C.

As of September 30, 2017, the Company owned 205,483,967 shares in Finbond. Finbond is listed on the Johannesburg Stock Exchange and its closing price on September 29, 2017, the last trading day of the quarter, was R3.20 per share. The aggregate value of the Company’s holding in Finbond on September 30, 2017 was R657.5 million ($48.5 million translated at exchange rates applicable as of September 30, 2017). On July 13, 2017, the Company acquired an additional 3.6 million shares in Finbond for approximately ZAR 11.2 million ($0.8 million). On July 17, 2017, the Company, pursuant to its election, received an additional 4,361,532 shares in Finbond as a capitalization share issue in lieu of a dividend.

On October 7, 2016, the Company provided a loan of ZAR 139.2 million ($10.0 million, translated at the foreign exchange rates applicable on the date of the loan) to Finbond in order to partially finance Finbond’s expansion strategy in the United States. The loan is included in accounts receivable, net, on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2017 and June 30, 2017. Interest on the loan is payable quarterly in arrears and is based on the London Interbank Offered Rate (“LIBOR”) in effect from time to time plus a margin of 12.00% . The LIBOR rate was 1.3339% on September 30, 2017. The loan was initially set to mature at the earlier of Finbond concluding a rights offer or February 28, 2017, but the agreement was subsequently amended to extend the rights offer date to November 30, 2017.

The Company has provided a credit facility of up to $10 million in the form of convertible debt to KZ One, of which $2 million had been drawn as of September 30, 2017 and June 30, 2017.

6.	Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments during the three months ended September 30, 2017:

	DNI	Finbond	KZ One	Other(1)	Total
Investment in equity:
Balance as of June 30, 2017	$-	$18,961	$5,945	$797	$25,703
Acquisition of shares	72,001	1,941	-	-	73,942
Stock-based compensation	-	(207)	-	-	(207)
Comprehensive income (loss):	865	874	(54)	163	1,848
Other comprehensive loss	-	(227)	-	-	(227)
Equity accounted earnings (loss)	865	1,101	(54)	163	2,075
Share of net income (loss)	1,408	1,931	(54)	163	3,448
Amortization of acquired intangible assets	(753)	-	-	-	(753)
Deferred taxes on acquired intangible assets	210	-	-	-	210
Dilution resulting from corporate transactions	-	(830)	-	-	(830)
Dividends received	(616)	(1,096)	-	(296)	(2,008)
Foreign currency adjustment(2)	(2,327)	(767)	(502)	(33)	(3,629)
Balance as of September 30, 2017	$69,923	$19,706	$5,389	$631	$95,649

Investment in loans:
Balance as of June 30, 2017	$-	$-	$2,000	$159	$2,159
Foreign currency adjustment(2)	-	-	-	(6)	(6)
Balance as of September 30, 2017	$0	$0	$2,000	$153	$2,153
			Equity	Loans	Total
Carrying amount as of:
June 30, 2017			$25,703	$2,159	$27,862
September 30, 2017			$95,649	$2,153	$97,802

(1) Includes SmartSwitch Namibia and Walletdoc;
(2) The foreign currency adjustment represents the effects of the fluctuations South African rand, Nigerian Naira and the Namibian dollar, and the U.S. dollar on the carrying value.

Strategic investment

Bank Frick

On October 2, 2017, the Company acquired a 30% interest in Bank Frick & Co AG (“Bank Frick”), a fully licensed bank based in Balzers, Liechtenstein, from the Kuno Frick Family Foundation (“Frick Foundation”) for approximately CHF 39.8 million ($40.8 million translated at exchange rates applicable as of September 30, 2017). Following the successful completion of this investment, the Company has a two-year option to acquire an additional 35% interest in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. The Company and Bank Frick have jointly identified several funding opportunities, including for the Company’s working capital finance, card issuing and acquiring and transaction processing activities. The investment in Bank Frick has the potential to provide the Company with a stable, long term and strategic relationship with a fully licensed bank. The Company and Bank Frick have agreed that approximately $30 million of the Bank Frick’s free equity will be utilized as seed capital for a fund dedicated to the Company’s future activities.

6.	Equity-accounted investments and other long-term assets (continued)

Other long-term assets

Summarized below is the breakdown of other long-term assets as of September 30, 2017, and June 30, 2017:

	September 30,	June 30,
	2017	2017

Investment in 15% of Cell C (Proprietary) Limited (“Cell C”), at cost	$147,473	$-
Investment in 12% of One MobiKwik Systems Private Limited (“MobiKwik”), at cost	27,218	26,317
Total investments	174,691	26,317
Long-term portion of payments to agents in South Korea amortized over the contract period	20,413	17,290
Policy holder assets under investment contracts (Note 8)	599	627
Reinsurance assets under insurance contracts Note 8)	182	191
Other long-term assets	5,281	5,271
Total other long-term assets	$201,166	$49,696

On August 2, 2017, the Company, through its subsidiary, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), purchased 75,000,000 class “A” shares of Cell C Proprietary Limited (“Cell C”), a leading mobile provider in South Africa, for an aggregate purchase price of ZAR 2.0 billion ($151.0 million) in cash. The Company funded the transaction through a combination of cash and the facilities described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017. Net1 SA has pledged, among other things, its entire equity interest in Cell C as security for the South African facilities described in Note 10 used to partially fund the acquisition of Cell C.

The Company has signed a subscription agreement with MobiKwik, which is India’s largest independent mobile payments network, with over 55 million users and 1.5 million merchants. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24 month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. As of June 30, 2017, the Company owned approximately 13.5% of MobiKwik. In August 2017, MobiKwik raised additional funding through the issuance of additional shares to a new shareholder at a 90% premium to the Company’s investments and its percentage ownership was diluted to 12.0% . In addition, through a technology agreement, the Company’s Virtual Card technology will be integrated across all MobiKwik wallets in order to provide ubiquity across all merchants in India, and as part of the Company’s continued strategic relationship, a number of our other products including our digital banking platform, are expected to be deployed by MobiKwik over the next year.

7.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the three months ended September 30, 2017:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2017	$188,833	$-	$188,833
Foreign currency adjustment(1)	(2,294)	-	(2,294)
Balance as of September 30, 2017	$186,539	$-	$186,539

(1) – Represents the effects of the fluctuations between the South African rand, euro and the Korean won, and the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2017	$23,131	$140,570	$25,132	$188,833
Foreign currency adjustment(1)	(866)	(703)	(725)	(2,294)
Balance as of September 30, 2017	$22,265	$139,867	$24,407	$186,539

(1) – Represents the effects of the fluctuations between the South African rand, euro and the Korean won, and the U.S. dollar on the carrying value.

7.	Goodwill and intangible assets, net (continued)

Intangible assets, net

    Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of September 30, 2017 and June 30, 2017:

	As of September 30, 2017			As of June 30, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$98,124	($67,181)	$30,943	$99,209	$(65,595)	$33,614
Software and unpatented technology	32,834	(30,974)	1,860	33,273	(31,112)	2,161
FTS patent	2,825	(2,825)	-	2,935	(2,935)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	6,863	(4,884)	1,979	6,972	(4,759)	2,213
Total finite-lived intangible assets	145,152	(110,370)	34,782	146,895	(108,907)	37,988
Indefinite-lived intangible assets:
Financial institution license	802	-	802	776	-	776
Total indefinite-lived intangible assets	802	-	802	776	-	776
Total intangible assets	$145,954	$(110,370)	$35,584	$147,671	$(108,907)	$38,764

Aggregate amortization expense on the finite-lived intangible assets for the three months ended September 30, 2017 and 2016, was approximately $2.8 million and $2.9 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on September 30, 2017, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2018	$12,173
Fiscal 2019	10,728
Fiscal 2020	10,027
Fiscal 2021	4,350
Fiscal 2022	74
Thereafter	301
Total future estimated annual amortization expense	$37,653

8.	Reinsurance assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the three months ended September 30, 2017:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2017	$191	$(1,611)
Increase in policyholder benefits under insurance contracts	(556)	(2,502)
Claims and policyholders’ benefits under insurance contracts .	555	2,421
Foreign currency adjustment(3)	(8)	60
Balance as of September 30, 2017	$182	$(1,632)

(1) Included in other long-term assets.
(2) Included in other long-term liabilities.
(3) Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

8.	Reinsurance assets and policyholder liabilities under insurance and investment contracts (continued)

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the three months ended September 30, 2017:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2017	$627	$(627)
Decrease in policyholder benefits under investment contracts .	(4)	4
Foreign currency adjustment(3)	(24)	24
Balance as of September 30, 2017	$599	$(599)

(1) Included in other long-term assets.
(2) Included in other long-term liabilities.
(3) Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

9.	Short-term credit facilities

Summarized below are the Company’s available short-term facilities and the amounts utilized as of September 30, 2017 and June 30, 2017, all amounts below were translated at the exchange rates applicable as of the date presented:

	September 30, 2017		June 30, 2017
	Available	Utilized	Available	Utilized

Europe:
Bank Frick(1)	$67,958	$45,737	$66,579	$16,579
South Africa:
Nedbank Limited (“Nedbank”	29,400	9,519	30,600	10,000
Overdraft facility(1)	18,300	-	19,109	-
Indirect and derivative facilities (Note 18)	$11,100	$9,519	$11,491	$10,000

(1) Utilized amount included in short-term facilities on the unaudited condensed consolidated balance sheets.

Europe

The Company has obtained EUR 40.0 million ($47.3 million) and CHF 20 million ($20.7 million) revolving overdraft facilities from Bank Frick. As of September 30, 2017, the Company had utilized approximately CHF 17.0 million ($17.6 million) of the CHF 20 million facility and approximately CHF 23.8 million ($28.1 million) of the EUR 40 million facility. All amounts have been translated at exchange rates applicable as of September 30, 2017. As of June 30, 2017, the Company had utilized approximately CHF 15.9 million ($16.6 million) of the CHF 20 million facility and had not utilized any of the EUR 40 million facility. All amounts have been translated at exchange rates applicable as of June 30, 2017.

As of September 30, 2017, the interest rate on these facilities was 5.00% . The Company assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Masterpayment was required to open a primary business account with Bank Frick and this account has been pledged to Bank Frick as collateral for the EUR 40 million facility. Net1 also stands as guarantor for both of these facilities.

9.	Short-term credit facilities (continued)

Europe (continued)

The initial term of the EUR 40 million facility ends on December 31, 2019 and will automatically be extended for one additional year if not terminated with 12 months written notice. The CHF 20 million facility does not have a fixed term; however, it may be terminated by either party at the end of a calendar month with six months written notice.

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited (“Nedbank”) was ZAR 400 million ($29.4 million) and consists of (i) a primary amount of up to ZAR 200 million ($14.7 million, and (ii) a secondary amount of up to ZAR 200 million ($14.7 million) (all amounts denominated in ZAR and translated at exchange rates applicable as of September 30, 2017). The primary amount comprises an overdraft facility of up to ZAR 50 million ($3.6 million) and indirect and derivative facilities of up to ZAR 150 million ($11.1 million), which include letters of guarantee, letters of credit and forward exchange contracts (all amounts denominated in ZAR and translated at exchange rates applicable as of September 30, 2017).

As of September 30, 2017, the interest rate on the overdraft facility was 9.10% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

As of each of September 30, 2017 and June 30, 2017, respectively, the Company had not utilized any of its overdraft facility. As of September 30, 2017, the Company had utilized approximately ZAR 129.1 million ($9.5 million, translated at exchange rates applicable as of September 30, 2017) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 18). As of June 30, 2017, the Company had utilized approximately ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017) of its ZAR 150 million indirect and derivative facilities.

10.	Long-term borrowings

South Africa

The Company’s South African long-term facility agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017. As of September 30, 2017, $77.9 million was outstanding under the Company’s South African long-term facility agreement, and the carrying amount of the long-term borrowings approximated fair value. The JIBAR rate has been set at 6.99% for the period to December 29, 2017.

On July 26, 2017, the Company utilized ZAR 1.25 billion (approximately $92.2 million) of its South African long-term facility to partially fund the acquisition of 15% of Cell C. Principal repayments on the facilities are due in eight quarterly installments commencing on September 29, 2017. The next scheduled principal payment of $13.8 million will be made on December 29, 2017. All amounts translated at exchange rates applicable as of September 30, 2017.

The Company paid a non-refundable deal origination fee of approximately ZAR 6.3 million ($0.6 million) in August 2017. Interest expense incurred during the three months ended September 30, 2017, was $1.7 million. During the three months ended September 30, 2017, $0.1 million of prepaid facility fees were amortized.

South Korea

The South Korean senior secured loan facility is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017. As of September 30, 2017, $16.3 million was outstanding under the Company’s South Korean senior secured loan facility, and the carrying amount of the long-term borrowings approximated fair value. The interest rate in effect on September 30, 2017 was 4.51% .

On July 29, 2017, the Company utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility under the Company’s South African long-term facility agreement to pay interest due on the Company’s South Korean senior secured loan facility. The next scheduled principal payment of $8.7 million (translated at exchange rates applicable as of September 30, 2017) was due on April 29, 2018, however, the Company settled the full outstanding balance, including interest, related to these borrowings on October 20, 2017.

10.	Long-term borrowings (continued)

South Korea (continued)

Interest expense incurred during the three months ended September 30, 2017 and 2016 was $0.2 million and $0.5 million, respectively. Prepaid facility fees amortized during the three months ended September 30, 2017 and 2016, was $0.03 million and $0.04 million, respectively. The unamortized prepaid facility fees of approximately $0.1 million, as of September 30, 2017, will be expensed during the three and six months ended December 31, 2017.

11.	Capital structure

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the three months ended September 30, 2017 and 2016, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the three months ended September 30, 2017 and 2016, respectively:

	September 30,	September 30,
	2017	2016

Number of shares, net of treasury:
Statement of changes in equity	56,927,696	52,521,345
Less: Non-vested equity shares that have not vested (Note 13)	(1,007,182)	(904,356)
Number of shares, net of treasury excluding non- vested equity shares that have not vested	55,920,514	51,616,989

Common stock repurchases

    Executed under share repurchase authorizations

The Company did not repurchase any of its shares during the three months ended September 30, 2017.

In February 2016, the Company’s board of directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, the Company adopted a Rule 10b5-1 trading plan for the purpose of repurchasing approximately $50 million of its common stock, which was included within the original share repurchase authorization. During the three months ended September 30, 2016, the Company repurchased 1,328,699 shares for approximately $12.7 million under its share repurchase authorization.

12.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the three months ended September 30, 2017:

		Three months ended
		September 30, 2017
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2017	$(162,569)	$0	$(162,569)
Movement in foreign currency translation reserve related to equity accounted investment	(227)	-	(227)
Movement in foreign currency translation reserve	(13,769)	-	(13,769)
Balance as of September 30, 2017	$(176,565)	$0	$(176,565)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three months ended September 30, 2017 or 2016.

13.	Stock-based compensation

Stock option and restricted stock activity

    Options

The following table summarizes stock option activity for the three months ended September 30, 2017 and 2016:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2017	846,607	13.87	3.80	486
Forfeitures	(37,333)	11.23
Outstanding – September 30, 2017	809,274	13.99	3.40	468

Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Expired unexercised	(474,443)	22.51
Outstanding – September 30, 2016	1,603,081	13.98	4.50	452

No stock options were awarded during the three months ended September 30, 2017 or 2016. During the three months ended September 30, 2017, employees forfeited 37,333 stock options. There were no forfeitures during the three months ended September 30, 2016; however, during the three months ended September 30, 2016, 474,443 stock options awarded in August 2006, expired unexercised.

The following table presents stock options vested and expecting to vest as of September 30, 2017:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – September 30, 2017	809,274	13.99	3.40	468

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of September 30, 2017:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – September 30, 2017	809,274	13.99	3.40	468

During the three months ended September 30, 2017 and 2016, respectively, 105,982 and 154,803 stock options became exercisable. No stock options were exercised during the three months ended September 30, 2017 and 2016. The Company issues new shares to satisfy stock option exercises.

13.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

    Restricted stock (continued)

The following table summarizes restricted stock activity for the three months ended September 30, 2017 and 2016:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2017	505,473	11,173
Granted – August 2017	588,594	4,288
Vested – August 2017	(56,250)	527
Forfeitures	(30,635)	358
Non-vested – September 30, 2017	1,007,182	9,689

Non-vested – June 30, 2016	589,447	7,622
Granted – August 2016	387,000	4,145
Vested – August 2016	(72,091)	735
Non-vested – September 30, 2016	904,356	11,142

The August 2017 grants comprises (i) 326,000 shares of restricted stock awarded to executive officers and employees that are subject to time-based vesting, (ii) 210,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting, and (iii) 52,594 shares of restricted stock awarded to non-employee directors. The August 2016 grants comprise 350,000 and 37,000 shares of restricted stock awarded to executive officers and non-employee directors, respectively.

The 326,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors will only vest if the recipient is a director on August 23, 2018.

Market Conditions - Restricted Stock Granted in August 2017

The 210,000 shares of restricted stock awarded to executive officers in August 2017 are subject to time-based and performance-based (a market condition) vesting conditions and vest in full only on the date, if any, the following conditions are satisfied: (1 the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it files its Annual Report on Form 10-K for the fiscal year ended 2020 and ending on December 31, 2020 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $23.00 price target represents an approximate 35% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $9.38 closing price on August 23, 2017. The VWAP levels and vesting percentages related to such levels are as follows:

•	Below $15.00 (threshold)—0%
•	At or above $15.00 and below $19.00—33%
•	At or above $19.00 and below $23.00—66%
•	At or above $23.00—100%

These 210,000 shares of restricted stock are effectively forward starting knock-in barrier options with multi-strike prices of zero. The fair value of these shares of restricted stock was calculated utilizing a Monte Carlo simulation model which was developed for the purpose of the valuation of these shares. For each simulated share price path, the market share price condition was evaluated to determine whether or not the shares would vest under that simulation. A standard Geometric Brownian motion process was used in the forecasting of the share price instead of a “jump diffusion” model, as the share price volatility was more stable compared to the highly volatile regime of previous years. Therefore, the simulated share price paths capture the idiosyncrasies of the observed Company share price movements.

In scenarios where the shares do not vest, the final vested value at maturity is zero. In scenarios where vesting occurs, the final vested value on maturity is the share price on vesting date. The value of the grant is the average of the discounted vested values. The Company used an expected volatility of 44.0%, an expected life of approximately three years, a risk-free rate ranging between 1.275% to 1.657% and no future dividends in its calculation of the fair value of the restricted stock. The estimated expected volatility was calculated based on the Company’s 30 day VWAP share price using the exponentially weighted moving average of returns.

13.	Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

    Restricted stock (continued)

Performance Conditions - Restricted Stock Granted in August 2016

In August 2016 the Company awarded 350,000 shares of restricted stock to executive officers. In May 2017, the Company agreed to accelerate the vesting of 200,000 of these shares of restricted stock granted to the Company’s former Chief Executive Officer. These remaining 150,000 shares continue to be subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2019. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2019 (“2019 Fundamental EPS”), as follows:

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

Performance Conditions - Restricted Stock Granted in August 2015

In August 2015 the Company awarded 301,537 shares of restricted stock to executive officers and employees. These shares of restricted stock are subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2018. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2018 (“2018 Fundamental EPS”), as follows:

•	One-third of the shares will vest if the Company achieves 2018 Fundamental EPS of $2.88;
•	Two-thirds of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.30; and
•	All of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.76.

At levels of 2018 Fundamental EPS greater than $2.88 and less than $3.76, the number of shares that will vest will be determined by linear interpolation relative to 2018 Fundamental EPS of $3.30. Any shares that do not vest in accordance with the above-described conditions will be forfeited. All shares of restricted stock have been valued utilizing the closing price of shares of the Company’s common stock quoted on The Nasdaq Global Select Market on the date of grant. During the three months ended September 30, 2016, the Company reversed the stock-based compensation charge recognized to date related to the 301,537 shares of restricted stock because it believed that it was unlikely that the 2018 Fundamental EPS target would be achieved due to the dilutive impact on the fundamental EPS calculation as a result of issuance of the approximate 10 million shares to the IFC in May 2016.

Vesting of all non-employee director shares issued prior to June 30, 2017

Grants of restricted stock to non-employee directors made during fiscal 2017, as well as those grants made in prior years, originally vested over a three-year period. After the end of fiscal 2017, the Company’s board consulted with Pay Governance, an independent compensation consultant, and determined that one-year vesting of restricted stock grants is a more common compensation practice for independent directors and therefore, amended the terms of outstanding awards to vest one-year after grant. As a result of this amendment, 61,995 shares of restricted stock held by the non-employee directors as of June 30, 2017, were fully-vested.

The fair value of restricted stock vesting during the three months ended September 30, 2017 and 2016, respectively, was $0.5 million and $0.7 million.

13.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge (reversal) during the three months ended September 30, 2017 and 2016 of $0.8 million and ($1.3 million), respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended September 30, 2017
Stock-based compensation charge	$869	$-	$869
Reversal of stock compensation charge related to stock options forfeited	(42)	-	(42)
Total – three months ended September 30, 2017	$827	$-	$827

Three months ended September 30, 2016
Stock-based compensation charge	$503	$-	$503
Reversal of stock compensation charge related to restricted stock	(1,827)	-	(1,827)
Total – three months ended September 30, 2016	$(1,324)	$-	$(1,324)

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of September 30, 2017, the there was no unrecognized compensation cost related to stock options because all stock options granted have vested. As of September 30, 2017, the total unrecognized compensation cost related to restricted stock awards was approximately $5.1 million, which the Company expects to recognize over approximately two years. This amount excludes the total unrecognized compensation cost as of September 30, 2017, of approximately $3.9 million, related to restricted stock awards that the Company expects will not vest due to it not achieving the 2018 Fundamental EPS. As of September 30, 2017, the cumulative unrecorded stock-based compensation charge related to these awards of restricted stock that the Company has determined are expected not to vest and has not expensed in its consolidated statement of operations is approximately $2.9 million (which amount includes the $1.8 million reversed during the three months ended September 30, 2016).

As of September 30, 2017 and June 30, 2017, the Company recorded a deferred tax asset of approximately $0.6 million and $0.9 million, respectively, related to the stock-based compensation charge recognized related to employees of Net1. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14.	Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three months ended September 30, 2017 or 2016. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three months ended September 30, 2017 and 2016, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

14.	Earnings per share (continued)

The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2014, November 2014, August 2015, August 2016 and August 2017, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in August 2017, August 2016 and August 2015 are discussed in Note 13 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017.

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended
	September 30,
	2017	2016
	(in thousands except percent
	and
	per share data)
Numerator:
Net income attributable to Net1	$19,483	$24,632
Undistributed earnings	19,483	24,632
Percent allocated to common shareholders (Calculation 1)	99%	99%
Numerator for earnings per share: basic and diluted	$19,267	$24,276

Denominator:
Denominator for basic earnings per share: weighted-average common
shares outstanding	56,562	53,053
Effect of dilutive securities:
Stock options	47	91
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	56,609	53,144

Earnings per share:
Basic	$0.34	$0.46
Diluted	$0.34	$0.46

(Calculation 1)
Basic weighted-average common shares outstanding (A)	56,562	53,053
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	57,196	53,832
Percent allocated to common shareholders (A) / (B)	99%	99%

Options to purchase 409,148 shares of the Company’s common stock at prices ranging from $10.59 to $24.46 per share were outstanding during the three months ended September 30, 2017, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of September 30, 2017.

15.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30,
	2017	2016
Cash received from interest	$5,286	$4,285

Cash paid for interest	$2,088	$1,076

Cash paid for income taxes	$2,036	$1,503

15.	Supplemental cash flow information (continued)

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

The Company discloses segment information as reflected in the management information systems reports that its chief operating decision maker uses in making decisions and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets or reports material revenues. A description of the Company’s operating segments is contained in Note 23 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017.

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended September 30, 2017 and 2016, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$66,437	$6,145	$60,292
International transaction processing	46,022	-	46,022
Financial inclusion and applied technologies	54,313	8,069	46,244
Total for the three months ended September 30, 2017	$166,772	$14,214	$152,558

South African transaction processing	$57,568	$5,401	$52,167
International transaction processing	46,190	-	46,190
Financial inclusion and applied technologies	63,542	6,266	57,276
Total for the three months ended September 30, 2016	$167,300	$11,667	$155,633

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three months ended September 30, 2017 and 2016, is as follows:

	Three months ended
	September 30,
	2017	2016
Reportable segments measure of profit or loss	$31,568	$34,548
Operating income: Corporate/Eliminations	(6,562)	(2,367)
Interest income	5,044	4,304
Interest expense	(2,121)	(796)
Income before income taxes	$27,929	$35,689

The following tables summarize segment information that is prepared in accordance with GAAP for the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30,
	2017	2016
Revenues
South African transaction processing	$66,437	$57,568
International transaction processing	46,022	46,190
Financial inclusion and applied technologies	54,313	63,542
Total	$166,772	$167,300

16.	Operating segments (continued)

	Three months ended
	September,
	2017	2016
Operating income (loss)
South African transaction processing	$12,332	$13,548
International transaction processing	5,316	5,817
Financial inclusion and applied technologies	13,920	15,183
Subtotal: Operating segments	31,568	34,548
Corporate/Eliminations	(6,562)	(2,367)
Total	25,006	32,181
Depreciation and amortization
South African transaction processing	1,153	1,157
International transaction processing	4,632	5,836
Financial inclusion and applied technologies	355	337
Subtotal: Operating segments	6,140	7,330
Corporate/Eliminations	2,826	2,874
Total	8,966	10,204
Expenditures for long-lived assets
South African transaction processing	477	407
International transaction processing	906	2,799
Financial inclusion and applied technologies	90	217
Subtotal: Operating segments	1,473	3,423
Corporate/Eliminations	-	-
Total	$1,473	$3,423

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

For the three months ended September 30, 2017, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three months ended September 30, 2017, was 36.8% and was higher than the South African statutory rate as a result of non-deductible expenses, including transaction-related expenditure and non-deductible interest on our South African long-term facility.

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

Uncertain tax positions

There were no significant changes during the three months ended September 30, 2017. As of September 30, 2017, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

17.	Income tax (continued)

Uncertain tax positions (continued)

As of September 30, 2017 and June 30, 2017, the Company had unrecognized tax benefits of $0.5 million and $0.5 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of September 30, 2017, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2013. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

18.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 129.1 million ($9.5 million, translated at exchange rates applicable as of September 30, 2017) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 129.1 million ($9.5 million, translated at exchange rates applicable as of September 30, 2017). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of September 30, 2017. The maximum potential amount that the Company could pay under these guarantees is ZAR 129.1 million ($9.5 million, translated at exchange rates applicable as of September 30, 2017). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

As described in Note 9, Net1 has specifically provided guarantees to Bank Frick related to the EUR 40.0 million ($47.3 million) and CHF 20 million ($20.7 million) revolving overdraft facilities provided to Masterpayment. As of September 30, 2017, Masterpayment had utilized approximately $28.1 million of the EUR 40.0 million facility and $17.6 million of the CHF 20 million facility and these obligations are recorded as short-term facilities in the Company’s consolidated balance sheet. The maximum potential amount that the Company could pay under the guarantees to Bank Frick was $45.7 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2017, and the unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Forward-looking statements

Some of the statements in this Form 10-Q constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under Item 1A.—“Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2017. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Recent Developments

SASSA Update

Our current contract with SASSA is scheduled to expire on March 31, 2018. In accordance with the Constitutional Court’s order to file quarterly progress reports, SASSA filed its second progress report with the court on September 15, 2017 and the expert panel appointed by the court filed its first progress report with the court on September 14, 2017. We have provided the expert panel with all the information required from us and we also met with the panel subsequent to the filing of its first report.

SASSA’s second progress report indicated that it is considering the appointment of the South African Post Office, or SAPO, to assist with certain aspects of the grant payment process, in accordance with a waiver obtained from the National Treasury of South Africa to contract directly with another organ of state without the need for a tender process, and that tenders will be issued for the grant payment components that cannot be delivered by SAPO. SASSA has issued no such tenders.

The expert panel’s first report expressed reservations regarding SASSA’s ability to complete a process to take over the payment of social grants on April 1, 2018 and contained several recommendations. The Constitutional Court has not issued any orders pursuant to the filing of the expert panel’s first progress report.

According to the Department of Social Development’s website, following a limited due diligence review conducted by the South African Council for Scientific and Industrial Research, or CSIR”) SASSA extended a formal offer to SAPO to develop an integrated grant payment solution, which is one of the four components identified by SASSA that comprise the grant payment process. On October 20, 2017, SAPO informed SASSA that it could not accept the offer on the basis that the four components identified by SASSA could not be separated, and requested SASSA to reconsider its original offer.

On October 31, 2017, SASSA and SAPO were called to a joint meeting of the South African Parliament’s Portfolio Committee on Social Development and Standing Committee on Public Accounts (‘joint committee”) to provide a progress report. SASSA and SAPO indicated that they had not reached an agreement. SASSA and SAPO were requested to find a solution and report back to the joint committee on November 1. 2017. At that meeting, SASSA and SAPO reported that an agreement had not been reached. The joint committee requested that the National Treasury perform a review of the current procurement process initiated by SASSA and that an Interministerial Committee that was established in March 2017 should provide guidance on the way forward. On November 8, 2017, the Interministerial Committee reported to a joint committee meeting that a cooperation agreement between SASSA and SAPO will be signed by November 17, 2017

We continue to deliver our grant payment solution in accordance with our current agreement and we have paid all 10.7 million social grant recipients, without interruption, every month since our contract was extended in March 2017. We will continue to cooperate with SASSA, the expert panel and any other delegated government entity to assist them in finding a solution and ensuring a smooth handover to any entity legally appointed to render the grant payment service.

Progress of financial inclusion initiatives in South Africa

In June 2015, we began the rollout of EPE, our business-to-consumer, or B2C, offering in South Africa. At October 31, 2017, we had more than 2.14 million active EPE accounts, compared to 2.0 million at July 31, 2017. EPE is a fully transactional, low cost account created to serve the needs of South Africa’s unbanked and under-banked population, most of whom are social grant recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services. However, SASSA and a non—profit organization continue to challenge the ability of beneficiaries to freely transact with the grants that they receive as described under “Item 1—Legal Proceedings.”

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, in fiscal 2016, we started to expand our brick-and-mortar financial services branch infrastructure, which supplements our nationwide distribution, with a UEPS/EMV-enabled ATM network, and hired a dedicated sales force. At October 31, 2017, we had 146 branches (July 31, 2017: 149), 1,008 ATMs (July 31, 2017: 980), and 1,925 (July 31, 2017: 1,822) dedicated employees.

During the four months since July 1, 2017, we sold approximately 59,000 new policies related to our simple, low-cost life insurance products, in addition to the free basic life insurance policy provided with every EPE account opened.

The graph below presents the growth of the number of EPE cards and Smart Life policies:

Strategic investments

Investments in Cell C Proprietary Limited and DNI-4PL Contracts Proprietary Limited

On August 2, 2017, we purchased 15% of Cell C, for an aggregate purchase price of ZAR 2.0 billion ($151.0 million)) in cash. Cell C is one of the three major licensed mobile operators in South Africa with approximately 16 million active subscribers. We funded the transaction through a combination of cash and credit facilities.

On July 27, 2017, we subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. Under the terms of our agreements with DNI, we are required to pay to DNI an additional amount of up to ZAR 360 million ($26.5 million, translated at the foreign exchange rates applicable as of September 30, 2017), in cash, subject to the achievement of certain performance targets by DNI.

The investments in Cell C and DNI are consistent with our approach of leveraging our significant and established infrastructures, and pursuing strategic acquisition opportunities or partnerships to gain access to new markets or complementary products. We identified the need to offer customers a truly bespoke, affordable and comprehensive package that will go beyond basic telephony. An integrated mobile-based digital product will therefore likely differentiate the offerings of all the relevant stakeholders in this transaction including Net1. The Cell C and DNI investments allow us to address the needs of the broader South African population through ownership in the value chain including the network, payment, product, distribution and hardware. We have pledged, among other things, our entire equity interests in Cell C and DNI as security for the South African facilities used to partially fund the acquisition of Cell C, refer also Note 10 to our unaudited condensed consolidated financial statements.

Investment in Bank Frick

On October 2, 2017, we acquired a 30% interest in Bank Frick & Co AG, a fully licensed bank based in Balzers, Liechtenstein, from the Kuno Frick Family Foundation for approximately CHF 39.8 million ($40.8 million translated at exchange rates applicable as of September 30, 2017). Following the successful completion of this investment, we have a two-year option to acquire an additional 35% interest in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. We have jointly identified several funding opportunities, including for our working capital finance, card issuing and acquiring, remittance and transaction processing activities. The investment in Bank Frick has the potential to provide us with a stable, long term and strategic relationship with a fully licensed bank. We have agreed that approximately $30 million of the Bank Frick’s free equity will be utilized as seed capital for a fund dedicated to our future activities.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. Management has identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2017:

•	Business combinations and the recoverability of goodwill;
•	Intangible assets acquired through acquisitions;
•	Deferred taxation;
•	Stock-based compensation; and
•	Accounts receivable and allowance for doubtful accounts receivable.

Recent accounting pronouncements adopted

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted as of September 30, 2017

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of September 30, 2017, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Year ended
	September 30,		June 30,
	2017	2016	2017
ZAR : $ average exchange rate	13.1731	14.0890	13.6147
Highest ZAR : $ rate during period	13.5643	14.8114	14.8114
Lowest ZAR : $ rate during period	12.8160	13.3000	12.4379
Rate at end of period	13.5618	13.8630	13.0535

KRW : $ average exchange rate	1,133	1,121	1,141
Highest KRW : $ rate during period	1,156	1,163	1,210
Lowest KRW : $ rate during period	1,115	1,092	1,092
Rate at end of period	1,152	1,102	1,144

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three months ended September 30, 2017 and 2016, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Year ended
	September 30,		June 30,
	2017	2016	2017
Income and expense items: $1 = ZAR .	13.1691	14.1048	13.6182
Income and expense items: $1 = KRW	1,133	1,127	1,146

Balance sheet items: $1 = ZAR	13.5618	13.8630	13.0535
Balance sheet items: $1 = KRW	1,152	1,102	1,144

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

Fiscal 2018 includes the results of Pros Software and C4U Malta and fiscal 2017 does not include these entities.

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

First quarter of fiscal 2018 compared to first quarter of fiscal 2017

The following factors had a significant influence on our results of operations during the first quarter of fiscal 2018 as compared with the same period in the prior year:

•

Favorable impact from the weakening of the U.S. dollar against South African Rand: The U.S. dollar depreciated by 6% against the ZAR during the first quarter of fiscal 2018, which positively impacted our reported results;

•

Growth in insurance businesses: We continued to experience volume growth and operating efficiencies in our insurance businesses during the first quarter of fiscal 2018, which has resulted in an improved contribution to our financial inclusion revenue and operating income;

•

Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;

•

Higher equity accounted earnings related to DNI: The acquisition of 45% of DNI has positively impacted our reported results by approximately $1.4 million, before amortization of intangible assets, net of deferred taxes;

•

Adverse impact on interest income from utilization of surplus cash to invest in Cell C and DNI: Our interest income was adversely impacted by approximately $1.2 million, before the impact of any taxes, as a result of our utilization of approximately ZAR 1.4 billion and $23.0 million, respectively, of our surplus cash reserves to partially fund our investments in Cell C and DNI;

•

Higher interest expense resulting from South African facility: Our interest expense increased due to the South African lending facility we obtained in August 2017, to partially fund our 15% investment in Cell C;

•	Masterpayment expansion costs: Masterpayment has incurred additional employment costs as it grows its staff complement to execute its expansion plan into new markets;
•

Lower prepaid sales and ad hoc terminal sales: The number of transacting users purchasing prepaid products through our mobile channel decreased due to security features introduced in fiscal 2017. In addition, our results were adversely impacted by few ad hoc terminal sales; and

•

Higher transaction-related costs in fiscal 2018: We incurred $1.5 million in transaction-related costs pertaining to various acquisition and investment initiatives pursued during the first quarter of fiscal 2018.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended September 30,
	2017	2016	$	%
	$ ’000	$ ’000		change
Revenue	152,558	155,633		(2%	)
Cost of goods sold, IT processing, servicing and support	74,652	74,780		(0%	)
Selling, general and administration	43,934	38,468		14%
Depreciation and amortization	8,966	10,204		(12%	)
Operating income	25,006	32,181		(22%	)
Interest income	5,044	4,304		17%
Interest expense	2,121	796		166%
Income before income tax expense	27,929	35,689		(22%	)
Income tax expense	10,277	11,103		(7%	)
Net income before earnings from equity-accounted investments	17,652	24,586		(28%	)
Earnings from equity-accounted investments	2,075	659		215%
Net income	19,727	25,245		(22%	)
Less net income attributable to non-controlling interest	244	613		(60%	)
Net income attributable to us	19,483	24,632		(21%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended September 30,
	2017	2016
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,011,951	2,195,171	(8%	)
Cost of goods sold, IT processing, servicing and support	984,518	1,054,755	(7%	)
Selling, general and administration	579,406	542,583	7%
Depreciation and amortization	118,245	143,926	(18%	)
Operating income	329,782	453,907	(27%	)
Interest income	66,521	60,707	10%
Interest expense	27,972	11,227	149%
Income before income tax expense	368,331	503,387	(27%	)
Income tax expense	135,534	156,606	(13%	)
Net income before earnings from equity-accounted investments	232,797	346,781	(33%	)
Earnings from equity-accounted investments	27,365	9,295	194%
Net income	260,162	356,076	(27%	)
Less net income attributable to non-controlling interest	3,218	8,646	(63%	)
Net income attributable to us	256,944	347,430	(26%	)

The decrease in revenue was primarily due to lower prepaid airtime sales, fewer ad hoc terminal sales, and a lower contribution from KSNET due to regulatory changes in South Korea, which was partially offset by an improved contribution from Masterpayment and Transact 24, more fees generated from our EPE and ATM offerings, improved insurance activities, and an increase in the number of SASSA UEPS/EMV beneficiaries paid.

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by increases in goods and services purchased from third parties, higher expenses incurred due to increased usage of the South African National Payment System by beneficiaries, expenses incurred to operate our EPE and ATM offerings, and higher Masterpayment employment costs related to the first quarter of fiscal 2018.

Our selling, general and administration expense increased primarily due to the impact of October 2016 annual salary increases for our South African employees, as well as increases in goods and services purchased from third parties. Our fiscal 2018 expense also includes transaction-related expenditures of $1.5 million, compared to $0.2 million in the prior year. Fiscal 2017 includes $1.8 million related to the reversal of stock-based compensation charges related to awards of restricted stock with performance conditions which we believe will not be achieved.

Our operating income margin for first quarter of fiscal 2018 and 2017 was 16% and 21% respectively. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily attributable to higher cost of goods sold, IT processing, servicing and support relative to the reduction in revenue, higher transaction-related expenditure and the reversal of stock-based compensation charges referred to above.

Depreciation and amortization decreased primarily due to lower overall depreciation as a result of additional tangible assets becoming fully depreciated, partially offset by an increase in depreciation related to more ATMs in South Africa.

Interest on surplus cash increased to $5.0 million (ZAR 66.5 million) from $4.3 million (ZAR 60.7 million), due primarily to the interest earned on the loan to Finbond, partially offset by lower average daily ZAR cash balances.

Interest expense increased to $2.1 million (ZAR 28.0 million) from $0.8 million (ZAR 11.2 million), due primarily to interest on the South African facility we obtained to partially fund our investment in Cell C, somewhat offset by lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2018 tax expense was $10.3 million (ZAR 135.5 million) compared to $11.1 million (ZAR 156.6 million) in fiscal 2017. Our effective tax rate for fiscal 2018, was 36.8% and was higher than the South African statutory rate as a result of non-deductible expenses (including transaction-related expenses and non-deductible interest on our South African long-term facility). Our effective tax rate for fiscal 2017, was 31.1% and was higher than the South African statutory rate as a result of non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary.

Earnings from equity-accounted investments increased primarily due to the inclusion of our portion of DNI and an increase, in USD, in Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first quarter and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 5	Three months ended September 30,
	2017	2016	$ %
	$ ’000	$ ’000	change
DNI	865	-	nm
Share of net income	1,408	-	nm
Amortization of intangible assets, net of deferred tax	(543)	-	nm
Finbond	1,101	930	18%
Other	109	(271)	nm
Earnings from equity accounted investments	2,075	659	297%

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars (U.S. GAAP)
	Three months ended September 30,
	2017	% of		2016	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	66,437	44%		57,568	37%		15%
International transaction processing	46,022	30%		46,190	30%		-
Financial inclusion and applied technologies	54,313	36%		63,542	41%		(15%	)
Subtotal: Operating segments	166,772	110%		167,300	108%		-
Intersegment eliminations	(14,214)	(10%	)	(11,667)	(8%	)	22%
Consolidated revenue	152,558	100%		155,633	100%		(2%	)
Operating income (loss):
South African transaction processing	12,332	49%		13,548	42%		(9%	)
International transaction processing	5,316	21%		5,817	18%		(9%	)
Financial inclusion and applied technologies	13,920	56%		15,183	47%		(8%	)
Subtotal: Operating segments	31,568	126%		34,548	107%		(9%	)
Corporate/Eliminations	(6,562)	(26%	)	(2,367)	(7%	)	177%
Consolidated operating income	25,006	100%		32,181	100%		(22%	)

Table 7	In South African Rand (U.S. GAAP)
	Three months ended September 30,
	2017			2016
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	876,178	44%		811,985	37%		8%
International transaction processing	606,943	30%		651,501	30%		(7%	)
Financial inclusion and applied technologies	716,285	36%		896,247	41%		(20%	)
Subtotal: Operating segments	2,199,406	110%		2,359,733	108%		(7%	)
Intersegment eliminations	(187,455)	(10%	)	(164,562)	(8%	)	14%
Consolidated revenue	2,011,951	100%		2,195,171	100%		(8%	)
Operating income (loss):
South African transaction processing	162,636	49%		191,092	42%		(15%	)
International transaction processing	70,108	21%		82,048	18%		(15%	)
Financial inclusion and applied technologies	183,578	56%		214,153	47%		(14%	)
Subtotal: Operating segments	416,322	126%		487,293	107%		(15%	)
Corporate/Eliminations	(86,540)	(26%	)	(33,386)	(7%	)	159%
Consolidated operating income	329,782	100%		453,907	100%		(27%	)

South African transaction processing

The increase in segment revenue was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities and a modest increase in the number of social welfare grants distributed. Operating income decreased primarily due to an increase in inter-segment charges, the impact of annual salary increases granted to our South African employees in October 2016 and increases in goods and services purchased from third parties, partially offset by higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities and a modest increase in the number of social welfare grants distributed.

Our operating income margin for the first quarter of fiscal 2018 and 2017 was 19% and 24%, respectively. Our fiscal 2018 margin was adversely impacted by the annual salary increases granted to our South African employees in October 2016 and increases in goods and services purchased from third parties.

International transaction-based activities

Segment revenue was moderately lower during the first quarter of fiscal 2018, primarily due to ongoing impact of regulatory changes in South Korea on KSNET’s revenue, largely offset by increased contributions from Masterpayment and Transact24. Operating income during the first quarter of fiscal 2018 was lower due to a decrease in revenue at KSNET, losses incurred by Masterpayment as it grows its staff complement to execute its expansion plan into new markets, and ongoing operating costs in India, which was partially offset by a positive contribution by T24.

Operating income margin for the first quarter of fiscal 2018 and 2017 was 12% and 13%, respectively.

Financial inclusion and applied technologies

Financial inclusion and applied technologies revenue decreased primarily due to fewer prepaid airtime and other value added services sales, as well as lower ad hoc terminal sales, partially offset by increased volumes in our insurance businesses, and an increase in inter-segment revenues.

Operating income margin for the Financial inclusion and applied technologies segment was 26% and 24% during the first quarter of fiscal 2018 and 2017, respectively, and has increased primarily due to fewer low margin prepaid product sales, improved revenues from our insurance businesses and an increase in inter-segment revenues, offset by fewer ad hoc terminal and annual salary increases granted to our South African employees.

Corporate/Eliminations

Our corporate expenses generally include acquisition-related intangible asset amortization; expenses incurred related to acquisitions and investments pursued; expenditure related to compliance with Sarbanes-Oxley Act of 2002; non-employee directors’ fees; employee and executive bonuses; stock-based compensation; legal fees; audit fees; directors and officers insurance premiums; telecommunications expenses; property-related expenditures including utilities, rental, security and maintenance; and elimination entries.

Our corporate expenses have increased primarily due to higher transaction-related expenditures and modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees. Our corporate expenses for the first quarter of fiscal 2017, includes the reversal of $1.8 million of stock-based compensation charges.

Liquidity and Capital Resources

At September 30, 2017, our cash and cash equivalents were $138.4 million and comprised mainly KRW-denominated balances of KRW 52.6 billion ($45.7 million), CHF-denominated balances of CHF 40.5 million ($41.5 million), ZAR-denominated balances of ZAR 501.2 million ($37.0 million), U.S. dollar-denominated balances of $6.9 million, and other currency deposits, primarily euros, of $7.3 million, all amounts translated at exchange rates applicable as of September 30, 2017. The decrease in our cash balances from June 30, 2017, was primarily due to our investments in DNI and Cell C, a scheduled repayment of our South African long-term debt, and capital expenditures, which was partially offset by cash generated by most of our core businesses. We converted some of our USD reserves to CHF in late September 2017 in order to settle the investment consideration related to the Bank Frick transaction in early October 2017.

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

We have a short-term South African credit facility with Nedbank of ZAR 400 million ($29.4 million), which consists of (i) a primary amount of up to ZAR 200 million, and (ii) a secondary amount of up to ZAR 200 million. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts.

As of September 30, 2017, we had used none of the overdraft and ZAR 129.1 million ($9.5 million, translated at exchange rates applicable as of September 30, 2017) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf.

We obtained EUR 40.0 million ($47.3 million) and CHF 20 million ($20.7 million) revolving overdraft facilities from Bank Frick. As of September 30, 2017, we had utilized approximately CHF 23.8 million ($28.1 million) of the EUR 40 million facility and CHF 17.0 million ($17.6 million) of the CHF 20 million facility. As of September 30, 2017, the interest rate on each of these facilities was 5.00% . We have assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Our Masterpayment subsidiary was required to open a primary business account with Bank Frick, and this account has been pledged to Bank Frick as collateral for the EUR 40 million facility. The initial term of the EUR 40 million facility ends on December 31, 2019, but it will automatically be extended for one year if it is not terminated with 12 months written notice. The CHF 20 million facility does not have a fixed term; however, it may be terminated by either party with six months written notice at the end of a calendar month. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017, for additional information related to our short-term facilities and Note 9 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2017, for additional information related to our short-term facilities.

As of September 30, 2017, we had outstanding long-term debt of ZAR 1.1 billion (approximately $77.9 million translated at exchange rates applicable as of September 30, 2017) under our loan South African facilities. Interest due on the facility is based on the Johannesburg Interbank Agreed Rate, or JIBAR, in effect from time to time plus a margin of 2.25% for the Facility A loan, 3.5% for the Facility B loan and 2.25% for the Facility C loan. The JIBAR rate has been set at 6.99% for the period to December 29, 2017. Principal repayments on the Facility A and Facility B loans are due in eight equal quarterly installments, beginning on September 30, 2017. Principal repayment on the Facility C loan is to be determined by the Lenders based on the date of the repayment of any borrowings under the Facility A loan. Voluntary prepayments are permitted without early repayment fees or penalties.

As of September 30, 2017, we had outstanding long-term debt of KRW 18.8 billion (approximately $16.3 million translated at exchange rates applicable as of September 30, 2017) under credit facilities with a group of South Korean banks. The loans bear interest at the South Korean CD rate in effect from time to time (1.41% as of September 30, 2017) plus a margin of 3.10% for one of the term loan facilities and the revolver. Scheduled remaining repayments of the term loans and loan under the revolving credit facility are as follows: April 2018 (KRW 10 billion) and October 2018 (all outstanding loans under our revolving credit facility). We settled the full outstanding balance, including interest, related to these borrowings on October 20, 2017. Refer to Note 14 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017, and Note 10 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2017, for additional information related to our long-term borrowings.

Cash flows from operating activities

First quarter

Net cash used in operating activities for the first quarter of fiscal 2018 was $0.8 million (ZAR 10.4 million) compared to cash provided by operating activities of $53.5 million (ZAR 755.2 million) for the first quarter of fiscal 2017. Excluding the impact of interest received, interest paid under our Korean and South Africa debt and taxes presented in the table below, the decrease relates primarily to the growth of Masterpayment’s working capital finance offering and weaker trading activity during fiscal 2018 compared to 2017.

During the first quarter of fiscal 2018, we paid South African tax of $1.9 million (ZAR 25.2 million) related to our 2017 tax year in South Africa. During the first quarter of fiscal 2017, we made an additional tax payment of $1.2 million (ZAR 16.7 million) related to our 2016 tax year in South Africa and received a refund of approximately $1.2 million (ZAR 16.6 million) related to taxes overpaid in previous tax years in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million) during the first quarter of fiscal 2017.

Taxes paid during the first quarter of fiscal 2017 and 2016 were as follows:

Table 8	Three months ended September 30,
	2017	2016	2017	2016
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
Taxation paid related to prior years	1,919	1,186	25,227	16,708
Taxation refunds received	-	(1,203)	-	(16,563)
Dividend withholding taxation	-	1,471	-	21,300
Total South African taxes paid	1,919	1,454	25,227	21,445
Foreign taxes paid	117	49	1,538	691
Total tax paid	2,036	1,503	26,765	22,136

Cash flows from investing activities

First quarter

Cash used in investing activities for the first quarter of fiscal 2018 includes capital expenditure of $1.5 million (ZAR 19.4 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $72.0 million (ZAR 945.0 million) for a 45% interest in DNI and $151.0 million (ZAR 2.0 billion) for a 15% interest in Cell C.

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

Cash flows from financing activities

First quarter

During the first quarter of fiscal 2018, we utilized approximately $94.3 million (ZAR 1.25 billion) of our South African facility to part-fund our investment in Cell C and utilized approximately $0.3 million of our Korean facility to pay a portion of our quarterly interest due. We also made a scheduled South African debt facility payment of $14.3 million (ZAR 187.5 million).

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

Capital Expenditures

We expect capital spending for the second quarter of fiscal 2018 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of our ATM infrastructure and branch network in South Africa.

Our historical capital expenditures for the first quarter of fiscal 2018 and 2017 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of September 30, 2017, of $0.9 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2017:

Table 9	Payments due by Period, as of September 30, 2017 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
South African long-term debt obligations (A)	85,488	56,454	29,034	-	-
South Korean long-term debt obligations (B)	17,020	9,460	7,560	-	-
Acquisition of Bank Frick (C)	40,794	40,794	-	-	-
Contingent amount related to DNI investment (D)	26,545	26,545	-	-	-
Short-term credit facilities	45,737	45,737	-	-	-
Acquisition of 8.625% notes in Cell C (E)	9,000	9,000	-	-	-
Operating lease obligations	6,463	4,594	1,551	318	-
Purchase obligations	3,467	3,467	-	-	-
Capital commitments	901	901	-	-	-
Other long-term obligations (F)(G)	2,965	-	-	-	2,965
Total	238,380	196,952	38,145	318	2,965

(A)	– Includes $78.3 million of long-term debt and interest payable at the rate applicable on September 30, 2017, under our South Africa debt facility.
(B)	– Includes $16.1 million of long-term debt and interest payable at the rate applicable on September 30, 2017, under our South Korean debt facility.
(C)

– Under the DNI transaction agreements, we are obliged to pay to DNI an additional amount not exceeding ZAR 360 million ($26.5 million translated at exchange rates applicable as of September 30, 2017) in cash, subject to DNI achieving certain performance targets.

(D)

– On October 2, 2017, we purchased 30% of Bank Frick for an aggregate purchase price of approximately CHF 39.8 million ($40.1 million translated at exchange rates applicable as of September 30, 2017) (refer also Note 6 to our unaudited condensed consolidated financial statements).

(E)	– We have agreed to purchase a Cell C issued USD-denominated 8.625% note that matures in 2022 for $9 million.
(F)	– Includes policyholder liabilities of $2.2 million related to our insurance business.
(G)

– We have excluded a cross-guarantees in the aggregate amount of $9.6 million issued as of September 30, 2017, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $15 million in MobiKwik, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of September 30, 2017, as a result of changes in JIBAR and the South Korean CD rates. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of JIBAR and the South Korean CD rates as of September 30, 2017, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

	As of September 30, 2017
Table 10				Estimated annual
		Hypothetical		expected interest
		change in		charge after
	Annual	JIBAR or		hypothetical change in
	expected	South		JIBAR or South
	interest	Korean CD		Korean CD rate, as
	charge	rate, as		appropriate
	($ ’000)	appropriate		($ ’000)
Interest on South Africa long-term debt (JIBAR)	7,631	1%		8,414
		(1%	)	6,847

Interest on South Korean long-term debt (CD rate)	736	1%		899
		(1%	)	573

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We brought the application for a declaratory order because SASSA seeks to lend a broader interpretation to the meaning of the term “deductions” to incorporate any debit orders, EFT debits, purchase transactions, or fund transfers that are effected after the transfer of social grants to beneficiaries’ bank accounts. If SASSA’s interpretation were to prevail, debit transactions could no longer be used as a method for beneficiaries to make payments for financial services such as insurance premiums, loan re-payments, electricity and other purchases, money transfers or any other electronic payments. We believe that forcing beneficiaries to pay for these products or services in cash would be a major setback to the national objective of financial inclusiveness, introduce financial and security risks for beneficiaries and result in significant price increases for these products and services.

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

On September 29, 2017, the Supreme Court referred the petitions to oral argument. The Supreme Court will provide a hearing date after the record of appeal has been filed. SASSA and the Black Sash have three months from the date of the order to deliver the record of appeal.

We believe that SASSA and the Black Sash’s claim is without merit, and we intend to defending it vigorously. However, we cannot predict how the courts will rule on the matter.

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

Corruption Watch applied for a hearing date and it was initially set down for hearing during the week commencing November 6, 2017. However, the hearing has now been moved to February 22, 2018, as a result of certain scheduling conflicts.

We believe that Corruption Watch’s claim is without merit, and we are defending it vigorously. However, we cannot predict how the Court will rule on the matter.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.71	Common Terms Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.70	July 26, 2017
10.72	Senior Facility A Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.71	July 26, 2017
10.73	Senior Facility B Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.72	July 26, 2017
10.74	Senior Facility C Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division) and Nedbank Limited (acting through its Corporate and Investment Banking division), as lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.73	July 26, 2017
10.75	Subordination Agreement, dated July 21, 2017, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Schedule 1 thereto, as subordinated creditors, the parties listed in Schedule 2 thereto, as intergroup debtors, the parties listed in Schedule 3 thereto, as senior creditors, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.74	July 26, 2017

10.76	Security Cession & Pledge, dated July 21, 2017, by Net1 Applied Technologies South Africa Proprietary Limited in favor of FirstRand Bank Limited (acting through its Rand Merchant Bank division), as a secured creditor, Nedbank Limited (acting through its Corporate and Investment Banking division), as a secured creditor, and each of the other Secured Creditors (as defined therein).		8-K	10.75	July 26, 2017
10.77	Letter, dated July 26, 2017, to Net1 Applied Technologies South Africa Proprietary Limited from FirstRand Bank Limited (acting through its Rand Merchant Bank division), in its capacity as arranger, original senior lender and facility agent, and Nedbank Limited (acting through its Corporate and Investment Banking division), in its capacity as arranger and original senior lender.		8-K	10.76	July 29, 2017
10.78	Master Implementation and Funds Flow Agreement, dated July 25, 2017, among Net1 Applied Technologies South Africa Proprietary Limited and the other parties listed in Schedule 1 thereto.		8-K	10.77	July 31, 2017
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2017.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, Director