Form 10-Q
period 2017-12-31
NET 1 UEPS TECHNOLOGIES INC
filed 2018-02-08
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
YES [   ] NO [X ]

As of February 6, 2018 (the latest practicable date), 56,832,370 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	December 31,	June 30,
	2017	2017
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,896	$258,457
Pre-funded social welfare grants receivable (Note 2)	3,300	2,322
Accounts receivable, net of allowances of – December: $1,251; June: $1,255	128,543	111,429
Finance loans receivable, net of allowances of – December: $17,213; June: $7,469	105,697	80,177
Inventory (Note 3)	12,482	8,020
Deferred income taxes (Note 1)	-	5,330
Total current assets before settlement assets	314,918	465,735
Settlement assets (Note 4)	412,177	640,455
Total current assets	727,095	1,106,190
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – December: $136,996; June: $120,212	32,852	39,411
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	147,392	27,862
GOODWILL (Note 7)	199,495	188,833
INTANGIBLE ASSETS, net (Note 7)	34,604	38,764
DEFERRED INCOME TAXES (Note 1)	3,342	-
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 6 and Note 8)	225,463	49,696
TOTAL ASSETS	1,370,243	1,450,756
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)	35,553	16,579
Accounts payable	16,971	15,136
Other payables	39,168	34,799
Current portion of long-term borrowings (Note 10)	50,530	8,738
Income taxes payable	5,311	5,607
Total current liabilities before settlement obligations	147,533	80,859
Settlement obligations (Note 4)	412,177	640,455
Total current liabilities	559,710	721,314
DEFERRED INCOME TAXES (Note 1)	9,866	11,139
LONG-TERM BORROWINGS (Note 10)	19,867	7,501
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	2,449	2,795
TOTAL LIABILITIES	591,892	742,749
COMMITMENTS AND CONTINGENCIES (Note 18)
REDEEMABLE COMMON STOCK (Note 1)	107,672	107,672
EQUITY
COMMON STOCK (Note 11)
Authorized: 200,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury - December: 56,832,370; June: 56,369,737	80	80
PREFERRED STOCK
Authorized shares: 50,000,000 with $0.001 par value;
Issued and outstanding shares, net of treasury: December: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	274,961	273,733
TREASURY SHARES, AT COST: December: 24,891,292; June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(123,359)	(162,569)
RETAINED EARNINGS	802,381	773,276
TOTAL NET1 EQUITY	667,112	597,569
NON-CONTROLLING INTEREST	3,567	2,766
TOTAL EQUITY (Note 1)	670,679	600,335
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$1,370,243	$1,450,756

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$148,416	$151,433	$300,974	$307,066
EXPENSE
Cost of goods sold, IT processing, servicing and support	73,994	73,518	148,646	148,298
Selling, general and administration	49,392	41,703	93,326	80,171
Depreciation and amortization	8,723	10,623	17,689	20,827
OPERATING INCOME	16,307	25,589	41,313	57,770
INTEREST INCOME	4,705	5,061	9,749	9,365
INTEREST EXPENSE	2,325	510	4,446	1,306
INCOME BEFORE INCOME TAX EXPENSE	18,687	30,140	46,616	65,829
INCOME TAX EXPENSE (Note 17)	10,062	10,984	20,339	22,087
NET INCOME BEFORE EARNINGS FROM EQUITY- ACCOUNTED INVESTMENTS	8,625	19,156	26,277	43,742
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	1,354	74	3,429	733
NET INCOME	9,979	19,230	29,706	44,475
LESS NET INCOME ATTRIBUTABLE TO NON-
CONTROLLING INTEREST	357	589	601	1,202
NET INCOME ATTRIBUTABLE TO NET1	$9,622	$18,641	$29,105	$43,273
Net income per share, in U.S. dollars (Note 14)
Basic earnings attributable to Net1 shareholders	$0.17	$0.35	$0.51	$0.81
Diluted earnings attributable to Net1 shareholders	$0.17	$0.35	$0.51	$0.81

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Net income	$9,979	$19,230	$29,706	$44,475

Other comprehensive income (loss)
Movement in foreign currency translation reserve	53,517	(20,766)	39,637	1,536
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	(227)	-
Total other comprehensive income (loss), net of taxes	53,517	(20,766)	39,410	1,536

Comprehensive income (loss)	63,496	(1,536)	69,116	46,011
Less comprehensive income attributable to non- controlling interest	(668)	(624)	(801)	(1,681)
Comprehensive income (loss) attributable to Net1	$62,828	$(2,160)	$68,315	$44,330

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the six months ended December 31, 2017 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated				Redeemable
	Number		of		Number of	Additional		Other	Total	Non-		Common
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Controlling		Stock
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Interest	Total	(Note 1)

Balance – July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672
Restricted stock granted (Note 13)	588,594				588,594				-		-
Stock-based compensation charge (Note 13)						1,477			1,477		1,477
Reversal of stock compensation charge (Note 13)	(125,961)				(125,961)	(42)			(42)		(42)

Reversal of stock based- compensation charge related to equity-accounted investment						(207)			(207)		(207)
Net income							29,105		29,105	601	29,706
Other comprehensive income (Note 12)								39,210	39,210	200	39,410
Balance – December 31, 2017	81,723,662	$80	(24,891,292)	$(286,951)	56,832,370	$274,961	$802,381	$(123,359)	$667,112	$3,567	$670,679	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$9,979	$19,230	$29,706	$44,475
Depreciation and amortization	8,723	10,623	17,689	20,827
Earnings from equity-accounted investments	(1,354)	(74)	(3,429)	(733)
Fair value adjustments	(372)	72	(281)	(11)
Interest payable	(159)	(23)	(247)	9
Facility fee amortized	214	31	347	67
Loss (Profit) on disposal of property, plant and equipment	16	(539)	121	(473)
Profit on disposal of business	(463)	-	(463)	-
Stock-based compensation charge (reversal), net (Note 13)	608	635	1,435	(689)
Dividends received from equity accounted investments	1,253	-	2,165	370
(Increase) Decrease in accounts receivable, pre-funded social
welfare grants receivable and finance loans receivable	6,005	6,585	(33,136)	14,351
Increase in inventory	(2,322)	(3,481)	(3,848)	(3,585)
(Decrease) Increase in accounts payable and other payables	(481)	(5,940)	2,948	(2,900)
Decrease in taxes payable	(9,754)	(11,815)	(916)	(859)
Increase (Decrease) in deferred taxes	1,419	386	428	(1,246)
Net cash provided by operating activities	13,312	15,690	12,519	69,603

Cash flows from investing activities
Capital expenditures	(2,103)	(3,126)	(3,576)	(6,549)
Proceeds from disposal of property, plant and equipment	99	945	415	1,014
Investment in Cell C (Note 6)	-	-	(151,003)	-
Investment in equity of equity-accounted investments (Note 6)	(40,892)	-	(113,738)	-
Acquisition of held to maturity investment (Note 6)	(9,000)	-	(9,000)	-
Investment in MobiKwik	-	-	-	(15,347)
Loans to equity accounted investments (Note 6)		(10,044)		(10,044)
Acquisitions, net of cash acquired	-	(4,651)	-	(4,651)
Other investing activities	(154)	-	(154)	-
Net change in settlement assets (Note 4)	24,519	258,166	237,168	220,772
Net cash (used in) provided by investing activities	(27,531)	241,290	(39,888)	185,195

Cash flows from financing activities
Long-term borrowings utilized (Note 10)	-	-	95,431	247
Repayment of long-term borrowings (Note 10)	(30,881)	(1,824)	(45,141)	(28,493)
Proceeds from bank overdraft (Note 9)	690	-	32,570	-
Repayment of bank overdraft (Note 9)	(11,391)	-	(14,343)	-
Guarantee fee paid (Note 10)	-	(1,145)	(552)	(1,145)
Acquisition of treasury stock (Note 11)	-	-	-	(32,081)
Dividends paid to non-controlling interest	-	(58)	-	(613)
Net change in settlement obligations (Note 4)	(24,519)	(258,166)	(237,168)	(220,772)
Net cash used in financing activities	(66,101)	(261,193)	(169,203)	(282,857)

Effect of exchange rate changes on cash	6,857	(2,225)	3,011	3,306
Net decrease in cash, cash equivalents and restricted cash	(73,463)	(6,438)	(193,561)	(24,753)
Cash, cash equivalents and restricted cash – beginning of period	138,359	205,329	258,457	223,644
Cash, cash equivalents and restricted cash – end of period (1)	$64,896	$198,891	$64,896	$198,891

See Notes to Unaudited Condensed Consolidated Financial Statements

(1) Cash, cash equivalents and restricted cash as of December 31, 2016, includes restricted cash of approximately $43.7 million related to the guarantee issued by FirstRand Bank Limited (acting through its Rand Merchant Bank division). This cash was placed into an escrow account and was considered restricted as to use and therefore was classified as restricted cash. The restriction lapsed upon expiry of the guarantee.

NET 1 UEPS TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and six months ended December 31, 2017 and 2016
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and six months ended December 31, 2017 and 2016, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. During the three months ended December 31, 2017, the Company reclassified redeemable common stock out of total equity because redeemable common stock is required to be presented outside of permanent equity. The Company has restated these amounts in its unaudited condensed consolidated balance sheet as at June 30, 2017 and unaudited condensed consolidated statement of changes in equity for the six months ended December 31, 2017. The reclassification resulted in a decrease in total equity by approximately $107.7 million and an increase in redeemable common stock, presented outside of permanent equity, of approximately $107.7 million. This reclassification had no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

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

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes. This guidance requires that deferred tax liabilities and assets are to be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This guidance is effective for the Company beginning July 1, 2017, and has been applied on a prospective basis. The adoption of this guidance has resulted in the reclassification of current deferred tax assets and liabilities as non-current deferred tax assets and liabilities in the unaudited condensed consolidated balance sheet as of December 31, 2017. Prior period current deferred tax assets have not been reclassified as non-current in the unaudited condensed consolidated balance sheet as of June 30, 2017.

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

Recent accounting pronouncements not yet adopted as of December 31, 2017

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

Recent accounting pronouncements not yet adopted as of December 31, 2017 (continued)

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

2. Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents primarily amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The January 2018 payment service commenced on January 2, 2018, but the Company pre-funded certain merchants participating in the merchant acquiring systems on December 30, 2017. The July 2017 payment service commenced on July 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of June 2017.

3. Inventory

The Company’s inventory comprised the following category as of December 31, 2017 and June 30, 2017.

	December 31,	June 30,
	2017	2017
Finished goods	$12,482	$8,020
	$12,482	$8,020

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

Interest rate risk

As a result of its normal borrowing and lending activities, the Company’s operating results are exposed to fluctuations in interest rates, which it manages primarily through regular financing activities. The Company generally maintains limited investments in cash equivalents and held to maturity investments and has occasionally invested in marketable securities.

Working capital finance customer concentration risk

Working capital finance customer concentration risk relates to the risk of loss that the Company would incur as a result of its concentration of working capital financing receivables. During the year ended June 30, 2017, the Company commenced marketing activities to develop and expand its working capital financing receivables base. The Company manages the risk through on-going marketing efforts to further expand its customer base as well as through regular contact with its customer to assess their need for the Company’s product.

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

5. Fair value of financial instruments (continued)

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

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company's Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C (Pty) Limited (“Cell C”), a leading mobile provider in South Africa (refer to Note 6). The Company has designated such shares as available for sale investments. Cell C shares are not listed and there is no readily determinable market value for the shares. The Company has developed an adjusted EBITDA multiple valuation model in order to determine the fair value of the Cell C shares. The primary inputs to the valuation model are Cell C’s adjusted EBITDA, an EBITDA multiple and Cell C’s external debt. The EBITDA multiple was determined based on an analysis of Cell C’s peer group, which comprises the primary mobile operators (Vodacom, MTN and Telkom) in the South African marketplace.

The fair value of the Cell C shares as of December 31, 2017, represented approximately 12% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and it is not concerned with short-term equity price volatility with respect to these shares provided that the underlying business, economic and management characteristics of the company remain sound.

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “BB+“ (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy.

The Company had no outstanding foreign exchange contracts as of December 31, 2017 and June 30, 2017, respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, according to the fair value hierarchy:

	Quoted
	price in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$161,695	$161,695
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	664	-	-	$664
Fixed maturity investments (included in cash and cash equivalents)	7,458	-	-	7,458
Other	-	40	-	40
Total assets at fair value	$8,122	$40	$161,695	$169,857

5. Fair value of financial instruments (continued)

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

There have been no transfers in or out of Level 3 during the three and six months ended December 31, 2017 and 2016, respectively.

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

6. Equity-accounted investments and other long-term assets

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of December 31, 2017 and June 30, 2017, was as follows:

	December 31,	June 30,
	2017	2017
DNI-4PL (Pty) Ltd (“DNI”)	45%	-
Bank Frick & Co AG (“Bank Frick”)	30%	-
Finbond Group Limited (“Finbond”)	27%	26%
KZ One Limited (formerly One Credit Limited) (“KZ One”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

On July 27, 2017, the Company subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. Under the terms of the Company’s agreements with DNI, the Company is required to pay to DNI an additional amount of up to ZAR 360 million ($29.1 million, translated at the foreign exchange rates applicable as of December 31, 2017), in cash, subject to the achievement of certain performance targets by DNI. The Company has not accrued for this contingent consideration as of December 31, 2017. Net1 SA has pledged, among other things, its entire equity interest in DNI as security for the South African facilities described in Note 10 used to partially fund the acquisition of Cell C.

6. Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

On October 2, 2017, the Company acquired a 30% interest in Bank Frick, a fully licensed bank based in Balzers, Liechtenstein, from the Kuno Frick Family Foundation (“Frick Foundation”) for approximately CHF 39.8 million ($40.9 million) in cash. On January 26, 2018, the parties entered into an addendum to the Bank Frick shareholders agreement pursuant to which the Company agreed to purchase an additional 5% in Bank Frick from the Frick Foundation for CHF 10.4 million ($10.7 million) and the Frick Foundation agreed to contribute approximately CHF 3.8 million ($3.9 million) to Bank Frick to facilitate the development of Bank Frick’s Fintech and blockchain businesses. The Company has an option, exercisable until October 2, 2019, to acquire an additional 35% interest in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. The Company and Bank Frick have jointly identified several funding opportunities, including for the Company’s card issuing and acquiring and transaction processing activities as well new opportunities in cryptocurrency and blockchain. The investment in Bank Frick has the potential to provide the Company with a stable, long-term and strategic relationship with a fully-licensed bank.

As of December 31, 2017, the Company owned 205,483,967 shares in Finbond. Finbond is listed on the Johannesburg Stock Exchange and its closing price on December 29, 2017, the last trading day of the quarter, was R3.39 per share. The aggregate value of the Company’s holding in Finbond on December 31, 2017 was R696.6 million ($56.3 million translated at exchange rates applicable as of December 31, 2017). On July 13, 2017, the Company acquired an additional 3.6 million shares in Finbond for approximately ZAR 11.2 million ($0.8 million). On July 17, 2017, the Company, pursuant to its election, received an additional 4,361,532 shares in Finbond as a capitalization share issue in lieu of a dividend.

On October 7, 2016, the Company provided a loan of ZAR 139.2 million ($10.0 million, translated at the foreign exchange rates applicable on the date of the loan) to Finbond in order to partially finance Finbond’s expansion strategy in the United States. The loan is included in accounts receivable, net, on the Company’s unaudited condensed consolidated balance sheet as of December 31, 2017 and June 30, 2017. Interest on the loan is payable quarterly in arrears and is based on the London Interbank Offered Rate (“LIBOR”) in effect from time to time plus a margin of 12.00%. The LIBOR rate was 1.4874% on December 31, 2017. The loan was initially set to mature at the earlier of Finbond concluding a rights offer or February 28, 2017, but the agreement was subsequently amended to extend the repayment date to on or before February 28, 2018, or such later date as may be mutually agreed by the parties in writing. The Company has the right to elect for the loan to be repaid in either Finbond ordinary shares, including through a rights offering, (in accordance with an agreed mechanism) or in cash. The Company must make a repayment election within 180 days after the repayment date otherwise the repayment election will automatically default to repayment in ordinary shares. Finbond has undertaken to perform all necessary steps reasonably required to effect the issuance of shares to settle the repayment of the loan if that option is elected by the Company.

The Company has provided a credit facility of up to $10 million in the form of convertible debt to KZ One, of which $2 million had been drawn as of December 31, 2017 and June 30, 2017.

Summarized below is the movement in equity-accounted investments during the six months ended December 31, 2017:

	DNI	Bank Frick	Finbond	Other(1)	Total
Investment in equity:
Balance as of June 30, 2017	$-	$-	$18,961	$6,742	$25,703
Acquisition of shares	72,001	40,892	1,941	-	114,834
Stock-based compensation	-	-	(207)	-	(207)
Comprehensive income (loss):	1,911	322	874	95	3,202
Other comprehensive loss	-	-	(227)	-	(227)
Equity accounted earnings (loss)	1,911	322	1,101	95	3,429
Share of net income (loss)	3,240	487	1,931	95	5,753
Amortization of acquired intangible assets	(1,845)	(219)	-	-	(2,064)
Deferred taxes on acquired intangible assets	516	54	-	-	570
Dilution resulting from corporate transactions	-	-	(830)	-	(830)
Dividends received	(1,765)	-	(1,096)	(400)	(3,261)
Foreign currency adjustment(2)	4,369	(169)	1,134	(381)	4,953
Balance as of December 31, 2017	$76,516	$41,045	$21,607	$6,056	$145,224

6. Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

	DNI	Bank Frick	Finbond	Other(1)	Total
Investment in loans:
Balance as of June 30, 2017	$-	$-	$-	$2,159	$2,159
Foreign currency adjustment(2)	-	-	-	9	9
Balance as of December 31, 2017	$-	$-	$-	$2,168	$2,168

			Equity	Loans	Total
Carrying amount as of:
June 30, 2017			$25,703	$2,159	$27,862
December 31, 2017			$145,224	$2,168	$147,392

(1) Includes KZ One, SmartSwitch Namibia and Walletdoc;
(2) The foreign currency adjustment represents the effects of the fluctuations South African rand, Nigerian naira and the Namibian dollar, and the U.S. dollar on the carrying value.

Other long-term assets

Summarized below is the breakdown of other long-term assets as of December 31, 2017, and June 30, 2017:

	December 31,	June 30,
	2017	2017

Investment in 15% of Cell C (Pty) Limited (“Cell C”), at fair value(1)	$161,695	$-
Investment in 12% of One MobiKwik Systems Private Limited (“MobiKwik”), at cost	27,598	26,317
Total equity investments	189,293	26,317
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes due in 2022	9,182	-
Total held to maturity investments	9,182	-
Long-term portion of payments to agents in South Korea amortized over the contract period	20,512	17,290
Policy holder assets under investment contracts (Note 8)	664	627
Reinsurance assets under insurance contracts Note 8)	212	191
Other long-term assets	5,600	5,271
Total other long-term assets	$225,463	$49,696

(1) The notes to the unaudited condensed consolidated financial statements included in the Company’s Form 10-Q for the three months ended September 30, 2017, stated that the Cell C investment was carried at cost rather than at fair value. As of September 30, 2017, the fair value of the investment in Cell C approximated its cost.

On August 2, 2017, the Company, through its subsidiary, Net1 Applied Technologies South Africa Proprietary Limited (“Net1 SA”), purchased 75,000,000 class “A” shares of Cell C for an aggregate purchase price of ZAR 2.0 billion ($151.0 million) in cash. The Company funded the transaction through a combination of cash and the facilities described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017. Net1 SA has pledged, among other things, its entire equity interest in Cell C as security for the South African facilities described in Note 10 used to partially fund the acquisition of Cell C.

The Company has signed a subscription agreement with MobiKwik, which is India’s largest independent mobile payments network, with over 65 million users and 2.0 million merchants. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24 month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. As of June 30, 2017, the Company owned approximately 13.5% of MobiKwik. In August 2017, MobiKwik raised additional funding through the issuance of additional shares to a new shareholder at a 90% premium to the Company’s investments and the Company’s percentage ownership was diluted to 12.0%. In addition, through a technology agreement, the Company’s Virtual Card technology will be integrated across all MobiKwik wallets in order to provide ubiquity across all merchants in India, and as part of the Company’s continued strategic relationship, a number of our other products including our digital banking platform, are expected to be deployed by MobiKwik over the next year.

In December 2017, the Company purchased, for cash, $9.0 million of notes, with a face value of $20.5 million, issued by Cedar Cellular Investment 1 (RF) (Pty) Ltd (“Cedar Cellular”), a Cell C shareholder, representing 7.625% of the issuance. The investment in the notes was made in connection with the Cell C investment discussed above. The notes bear interest semi-annually at 8.625% per annum on the face value and interest is payable in cash or deferred, at Cedar Cellular’s election, for payment on the maturity date. The notes mature on August 2, 2022. The notes are secured by all of Cedar Cellular’s investment in Cell C (59,000,000 class “A” shares) and the fair value of the Cell C shares pledged exceeds the carrying value of the notes as of December 31, 2017. The notes are listed on The International Stock Exchange. The Company has elected to treat the investment in the notes as held to maturity securities.

6. Equity-accounted investments and other long-term assets (continued)

Available for sale and held to maturity investments (continued)

Other long-term assets (continued)

Summarized below are the components of the Company’s available for sale and held to maturity investments as of December 31, 2017:

		Unrealized	Unrealized
		holding	holding	Carrying
	Cost basis	gains	losses	value
Available for sale:
Investment in Cell C	$161,695	$-	$-	$161,695
Held to maturity:
Investment in Cedar Cellular notes	9,000	182	-	9,182
Total	170,695	$-	$-	$170,695

The Company had no available for sale or held to maturity investments as of June 30, 2017.

Contractual maturities of held to maturity investments

Summarized below are the contractual maturities of the Company’s held to maturity investment as of December 31, 2017:

	Cost	Estimated
	basis	fair value
Due in one year or less	$-	$-
Due in one year through five years	9,000	9,182
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$9,000	$9,182

7. Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the six months ended December 31, 2017:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2017	$188,833	$-	$188,833
Foreign currency adjustment(1)	10,662	-	10,662
Balance as of December 31, 2017	$199,495	$-	$199,495

(1) – Represents the effects of the fluctuations between the South African rand, euro and the Korean won, and the U.S. dollar on the carrying value.

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2017	$23,131	$140,570	$25,132	$188,833
Foreign currency adjustment(1)	1,282	8,310	1,070	10,662
Balance as of December 31, 2017	$24,413	$148,880	$26,202	$199,495

(1) – Represents the effects of the fluctuations between the South African rand, euro and the Korean won, and the U.S. dollar on the carrying value.

7. Goodwill and intangible assets, net (continued)

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of December 31, 2017 and June 30, 2017:

	As of December 31, 2017			As of June 30, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$105,365	$(75,089)	$30,276	$99,209	$(65,595)	$33,614
Software and unpatented technology	35,227	(33,587)	1,640	33,273	(31,112)	2,161
FTS patent	3,098	(3,098)	-	2,935	(2,935)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,361	(5,486)	1,875	6,972	(4,759)	2,213
Total finite-lived intangible assets	155,557	(121,766)	33,791	146,895	(108,907)	37,988
Indefinite-lived intangible assets:
Financial institution license	813	-	813	776	-	776
Total indefinite-lived intangible assets	813	-	813	776	-	776
Total intangible assets	$156,370	$(121,766)	$34,604	$147,671	$(108,907)	$38,764

Aggregate amortization expense on the finite-lived intangible assets for the three months ended December 31, 2017 and 2016, was approximately $2.9 million and $3.6 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the six months ended December 31, 2017 and 2016, was approximately $5.8 million and $6.5 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on December 31, 2017, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2018	$12,838
Fiscal 2019	11,369
Fiscal 2020	10,653
Fiscal 2021	4,582
Fiscal 2022	81
Thereafter	330
Total future estimated annual amortization expense	$39,853

8. Reinsurance assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the six months ended December 31, 2017:

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2017	$191	$(1,611)
Increase in policyholder benefits under insurance contracts	(355)	(4,932)
Claims and policyholders’ benefits under insurance contracts	366	4,884
Foreign currency adjustment(3)	10	(89)
Balance as of December 31, 2017	$212	$(1,748)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the six months ended December 31, 2017:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2017	$627	$(627)
Increase in policyholder benefits under investment contracts	2	(2)
Foreign currency adjustment(3)	35	(35)
Balance as of December 31, 2017	$664	$(664)

(1)	Included in other long-term assets.
(2)	Included in other long-term liabilities.
(3)	Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

9. Short-term credit facilities

Summarized below are the Company’s available short-term facilities and the amounts utilized as of December 31, 2017 and June 30, 2017, all amounts below were translated at the exchange rates applicable as of the date presented:

	December 31, 2017		June 30, 2017
	Available	Utilized	Available	Utilized

Europe:
Bank Frick(1)	$68,405	$35,553	$66,579	$16,579
South Africa:
Nedbank Limited	32,400	10,190	30,600	10,000
Overdraft facility(1)	20,200	-	19,109	-
Indirect and derivative facilities (Note 18)	$12,200	$10,190	$11,491	$10,000

(1) Utilized amount included in short-term facilities on the unaudited condensed consolidated balance sheets.

Europe

The Company has obtained EUR 40.0 million ($47.9 million) and CHF 20 million ($20.5 million) revolving overdraft facilities from Bank Frick. As of December 31, 2017, the Company had utilized approximately CHF 4.7 million ($4.8 million) of the CHF 20 million facility and approximately EUR 25.7 million ($30.7 million) of the EUR 40 million facility. All amounts have been translated at exchange rates applicable as of December 31, 2017. As of June 30, 2017, the Company had utilized approximately CHF 15.9 million ($16.6 million) of the CHF 20 million facility and had not utilized any of the EUR 40 million facility. All amounts have been translated at exchange rates applicable as of June 30, 2017.

As of December 31, 2017, the interest rate on these facilities was 5.00%. The Company assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Masterpayment was required to open a primary business account with Bank Frick and this account has been pledged to Bank Frick as collateral for the EUR 40 million facility. Net1 also stands as guarantor for both of these facilities.

9. Short-term credit facilities (continued)

Europe (continued)

The initial term of the EUR 40 million facility ends on December 31, 2019 and will automatically be extended for one additional year if not terminated with 12 months written notice. The CHF 20 million facility does not have a fixed term; however, it may be terminated by either party at the end of a calendar month with six months written notice. In January 2018, the Company settled the EUR 40 million and CHF 20 million revolving overdraft facilities in full and these facilities will be cancelled and Net1 will be released from the guarantees.

United States

On January 29, 2018, the Company obtained a $10 million overdraft facility from Bank Frick. The interest rate on the facilities is 4.50% plus 3 month US Dollar LIBOR and interest is payable quarterly commencing on March 31, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick.

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 400 million ($32.4 million) and consists of (i) a primary amount of up to ZAR 200 million ($16.2 million, and (ii) a secondary amount of up to ZAR 200 million ($16.2 million) (all amounts denominated in ZAR and translated at exchange rates applicable as of December 31, 2017). The primary amount comprises an overdraft facility of up to ZAR 50 million ($4.0 million) and indirect and derivative facilities of up to ZAR 150 million ($12.2 million), which include letters of guarantee, letters of credit and forward exchange contracts (all amounts denominated in ZAR and translated at exchange rates applicable as of December 31, 2017).

As of December 31, 2017, the interest rate on the overdraft facility was 9.10%. The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

As of each of December 31, 2017 and June 30, 2017, respectively, the Company had not utilized any of its overdraft facility. As of December 31, 2017, the Company had utilized approximately ZAR 126.0 million ($10.2 million, translated at exchange rates applicable as of December 31, 2017) of its ZAR 150 million indirect and derivative facilities to obtain foreign exchange contracts from the bank and to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 18). As of June 30, 2017, the Company had utilized approximately ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017) of its ZAR 150 million indirect and derivative facilities.

10. Long-term borrowings

South Africa

The Company’s South African long-term facility agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017. As of December 31, 2017, $70.4 million was outstanding under the Company’s South African long-term facility agreement, and the carrying amount of the long-term borrowings approximated fair value. The Johannesburg Interbank Agreed Rate (“JIBAR”) has been set at 7.158% for the period to March 29, 2018.

On July 26, 2017, the Company utilized ZAR 1.25 billion (approximately $92.2 million) of its South African long-term facility to partially fund the acquisition of 15% of Cell C. Principal repayments on the facilities are due in eight quarterly installments commencing on September 29, 2017 and the Company has made scheduled repayments of ZAR 375.0 million ($28.5 million) during the six months ended December 31, 2017. The next scheduled principal payment of ZAR 187.5 million ($15.2 million, translated at exchange rates applicable as of December 31, 2017) will be made on March 31, 2018.

The Company paid a non-refundable deal origination fee of approximately ZAR 6.3 million ($0.6 million) in August 2017. Interest expense incurred during the three and six months ended December 31, 2017, was $1.9 million and $3.6 million, respectively. During the three and six months ended December 31, 2017, $0.1 million and $0.2 million, respectively, of prepaid facility fees were amortized. All amounts are translated at exchange rates applicable as of December 31, 2017.

10. Long-term borrowings (continued)

South Korea

The South Korean senior secured loan facility is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017. On October 20, 2017, the Company made an unscheduled repayment of $16.6 million and settled the full outstanding balance, including interest, related to these borrowings.

On July 29, 2017, the Company utilized approximately KRW 0.3 billion ($0.3 million) of its Facility C revolving credit facility under the Company’s South Korean long-term facility agreement to pay interest due on the Company’s South Korean senior secured loan facility.

Interest expense incurred during the three months ended December 31, 2017 and 2016, was $0.1 million and $0.2 million, respectively. Interest expense incurred during the six months ended December 31, 2017 and 2016, was $0.4 million and $0.7 million, respectively. Prepaid facility fees amortized during the three months ended December 31, 2017 and 2016, was $0.1 million and $0.03 million respectively. Prepaid facility fees amortized during the six months ended December 31, 2017 and 2016, was $0.1 million and $0.07 million, respectively.

11. Capital structure

The following table presents reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the six months ended December 31, 2017 and 2016, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the six months ended December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016

Number of shares, net of treasury:
Statement of changes in equity	56,832,370	52,521,345
Less: Non-vested equity shares that have not vested (Note 13)	(911,856)	(904,356)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,920,514	51,616,989

Common stock repurchases

Executed under share repurchase authorizations

The Company did not repurchase any of its shares during the three and six months ended December 31, 2017, or during the three months ended December 31, 2016.

In February 2016, the Company’s board of directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, the Company adopted a Rule 10b5-1 trading plan for the purpose of repurchasing approximately $50 million of its common stock, which was included within the original share repurchase authorization. During the six months ended December 31, 2016, the Company repurchased 1,328,699 shares for approximately $12.7 million under its share repurchase authorization.

12. Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the six months ended December 31, 2017:

	Six months ended
	December 31, 2017
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2017	$(162,569)	$-	$(162,569)
Movement in foreign currency translation reserve related to equity accounted investment	(227)	-	(227)
Movement in foreign currency translation reserve	39,437	-	39,437
Balance as of December 31, 2017	$(123,359)	$-	$(123,359)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and six months ended December 31, 2017 or 2016.

13. Stock-based compensation

Stock option and restricted stock activity

Options

The following table summarizes stock option activity for the six months ended December 31, 2017 and 2016:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2017	846,607	13.87	3.80	486
Forfeitures	(37,333)	11.23
Outstanding – December 31, 2017	809,274	13.99	3.15	1,022

Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Expired unexercised	(474,443)	22.51
Outstanding – December 31, 2016	1,603,081	13.98	4.25	1,685

No stock options were awarded during the three and six months ended December 31, 2017 or 2016. There were no forfeitures during the three months ended December 31, 2017. During the six months ended December 31, 2017, employees forfeited 37,333 stock options. There were no forfeitures during the three and six months ended December 31, 2016; however, during the three and six months ended December 31, 2016, 474,443 stock options awarded in August 2006, expired unexercised.

The following table presents stock options vested and expecting to vest as of December 31, 2017:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Vested and expecting to vest – December 31, 2017	809,274	13.99	3.15	1,022

13. Stock-based compensation

Stock option and restricted stock activity (continued)

Options (continued)

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of December 31, 2017:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – December 31, 2017	809,274	13.99	3.15	1,022

No stock options became exercisable during the three months ended December 31, 2017 and 2016, respectively. During the six months ended December 31, 2017 and 2016, respectively, 105,982 and 154,803 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the six months ended December 31, 2017 and 2016:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2017	505,473	11,173
Granted – August 2017	588,594	4,288
Vested – August 2017	(56,250)	527
Forfeitures	(30,635)	358
Forfeitures – August and November 2014 awards with market conditions	(95,326)	1,133
Non-vested – December 31, 2017	911,856	9,365

Non-vested – June 30, 2016	589,447	7,622
Granted – August 2016	387,000	4,145
Vested – August 2016	(72,091)	735
Non-vested – December 31, 2016	904,356	11,142

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

13. Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Performance Conditions - Market Conditions - Restricted Stock Granted in August 2017(continued)

The VWAP levels and vesting percentages related to such levels are as follows:

  Below $15.00 (threshold)—0%
  At or above $15.00 and below $19.00—33%
  At or above $19.00 and below $23.00—66%
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

13. Stock-based compensation (continued)

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Performance Conditions - Restricted Stock Granted in August 2015 (continued)

During the three and six months ended December 31, 2016, the Company reversed the stock-based compensation charge recognized to date related to the 301,537 shares of restricted stock because it believed that it was unlikely that the 2018 Fundamental EPS target would be achieved due to the dilutive impact on the fundamental EPS calculation as a result of issuance of the approximate 10 million shares to the IFC in May 2016.

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

Forfeiture of restricted stock awarded in August and November 2014 that did not achieve targeted market conditions

During the three and six months ended December 31, 2017, restricted stock with market conditions awarded in August and November 2014, were forfeited, because the target market conditions were not achieved. The stock-based compensation charge related to these awards was not reversed upon forfeiture because these awards contained market conditions.

The fair value of restricted stock vesting during the six months ended December 31, 2017 and 2016, respectively, was $0.5 million and $0.7 million.

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge during each of the three months ended December 31, 2017 and 2016 of $0.6 million, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended December 31, 2017
Stock-based compensation charge	$608	$-	$608
Total – three months ended December 31, 2017	$608	$-	$608

Three months ended December 31, 2016
Stock-based compensation charge	$635	$-	$635
Total – three months ended December 31, 2016	$635	$-	$635

13. Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

The Company recorded a stock-based compensation charge (reversal) during the six months ended December 31, 2017 and 2016 of $1.4 million and ($0.7 million), respectively, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Six months ended December 31, 2017
Stock-based compensation charge	$1,477	$-	$1,477
Reversal of stock compensation charge related to stock options forfeited	(42)	-	(42)
Total – six months ended December 31, 2017	$1,435	$-	$1,435

Six months ended December 31, 2016
Stock-based compensation charge	$1,138	$-	$1,138
Reversal of stock compensation charge related to restricted stock	(1,827)	-	(1,827)
Total – six months ended December 31, 2016	$(689)	$-	$(689)

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the employees.

As of December 31, 2017, there was no unrecognized compensation cost related to stock options because all stock options granted have vested. As of December 31, 2017, the total unrecognized compensation cost related to restricted stock awards was approximately $4.5 million, which the Company expects to recognize over approximately two years. This amount excludes the total unrecognized compensation cost as of December 31, 2017, of approximately $3.9 million, related to restricted stock awards that the Company expects will not vest due to it not achieving the 2018 Fundamental EPS. As of December 31, 2017, the cumulative unrecorded stock-based compensation charge related to these awards of restricted stock that the Company has determined are expected not to vest and has not expensed in its consolidated statement of operations is approximately $3.2 million (which amount includes the $1.8 million reversed during the six months ended December 31, 2016).

As of December 31, 2017 and June 30, 2017, the Company recorded a deferred tax asset of approximately $0.7 million and $0.9 million, respectively, related to the stock-based compensation charge recognized related to employees of Net1. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14. Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three and six months ended December 31, 2017 or 2016. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and six months ended December 31, 2017 and 2016, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$9,622	$18,641	$29,105	$43,273
Undistributed earnings	9,622	18,641	29,105	43,273
Percent allocated to common shareholders (Calculation 1)	99%	98%	98%	98%
Numerator for earnings per share: basic and diluted	$9,481	$18,296	$28,664	$42,561

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	55,923	51,549	55,902	52,301
Effect of dilutive securities:
Stock options	52	122	50	106
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,975	51,671	55,952	52,407

Earnings per share:
Basic	$0.17	$0.35	$0.51	$0.81
Diluted	$0.17	$0.35	$0.51	$0.81

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,923	51,549	55,902	52,301
Basic weighted-average common shares outstanding and unvested restricted shares expected to vest (B)	56,755	52,521	56,762	53,176
Percent allocated to common shareholders (A) / (B)	99%	98%	98%	98%

Options to purchase 357,643 shares of the Company’s common stock at prices ranging from $10.59 to $24.46 per share were outstanding during the three and six months ended December 31, 2017, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of December 31, 2017.

15. Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and six months ended December 31, 2017 and 2016:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Cash received from interest	$4,562	$5,050	$9,848	$9,335
Cash paid for interest	$2,330	$496	$4,418	$1,572
Cash paid for income taxes	$18,613	$22,564	$20,649	$24,067

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

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended December 31, 2017 and 2016, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$64,148	$6,181	$57,967
International transaction processing	44,185	-	44,185
Financial inclusion and applied technologies	54,131	7,867	46,264
Total for the three months ended December 31, 2017	$162,464	$14,048	$148,416

South African transaction processing	$59,862	$5,395	$54,467
International transaction processing	44,000	-	44,000
Financial inclusion and applied technologies	59,258	6,292	52,966
Total for the three months ended December 31, 2016	$163,120	$11,687	$151,433

The reconciliation of the reportable segments revenue to revenue from external customers for the six months ended December 31, 2017 and 2016, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$130,585	$12,326	$118,259
International transaction processing	90,207	-	90,207
Financial inclusion and applied technologies	108,444	15,936	92,508
Total for the six months ended December 31, 2017	$329,236	$28,262	$300,974

South African transaction processing	$117,430	$10,796	$106,634
International transaction processing	90,190	-	90,190
Financial inclusion and applied technologies	122,800	12,558	110,242
Total for the six months ended December 31, 2016	$330,420	$23,354	$307,066

The Company does not allocate interest income, interest expense or income tax expense to its reportable segments. The Company evaluates segment performance based on segment operating income before acquisition-related intangible asset amortization which represents operating income before acquisition-related intangible asset amortization and allocation of expenses allocated to Corporate/Eliminations, all under GAAP. The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and six months ended December 31, 2017 and 2016, is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Reportable segments measure of profit or loss	$21,216	$33,383	$52,784	$67,931
Operating income: Corporate/Eliminations	(4,909)	(7,794)	(11,471)	(10,161)
Interest income	4,705	5,061	9,749	9,365
Interest expense	(2,325)	(510)	(4,446)	(1,306)
Income before income taxes	$18,687	$30,140	$46,616	$65,829

The following tables summarize segment information that is prepared in accordance with GAAP for the three and six months ended December 31, 2017 and 2016:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues
South African transaction processing	$64,148	$59,862	$130,585	$117,430
International transaction processing	44,185	44,000	90,207	90,190
Financial inclusion and applied technologies	54,131	59,258	108,444	122,800
Total	162,464	163,120	329,236	330,420
Operating income (loss)
South African transaction processing	13,470	15,372	25,802	28,920
International transaction processing	(4,991)	3,904	325	9,721
Financial inclusion and applied technologies	12,737	14,107	26,657	29,290
Subtotal: Operating segments	21,216	33,383	52,784	67,931
Corporate/Eliminations	(4,909)	(7,794)	(11,471)	(10,161)
Total	16,307	25,589	41,313	57,770
Depreciation and amortization
South African transaction processing	1,087	1,137	2,240	2,294
International transaction processing	4,381	5,521	9,013	11,357
Financial inclusion and applied technologies	309	354	664	691
Subtotal: Operating segments	5,777	7,012	11,917	14,342
Corporate/Eliminations	2,946	3,611	5,772	6,485
Total	8,723	10,623	17,689	20,827
Expenditures for long-lived assets
South African transaction processing	900	635	1,377	1,042
International transaction processing	892	2,167	1,798	4,966
Financial inclusion and applied technologies	311	324	401	541
Subtotal: Operating segments	2,103	3,126	3,576	6,549
Corporate/Eliminations	-	-	-	-
Total	$2,103	$3,126	$3,576	$6,549

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

For the three and six months ended December 31, 2017, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and six months ended December 31, 2017, was 53.8% and 43.6%, respectively, was higher than the South African statutory rate as a result of a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax rates described below.

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

New U.S. Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (the “ TCJA”), was enacted into law, significantly modifying U.S. federal tax laws. The TCJA reduces the federal statutory tax rate for corporations from 35% to 21% effective from January 1, 2018, eliminates alternative minimum tax for corporations, limits net operating loss carryforwards (and eliminates carrybacks), limits the deductibility of interest expense and transitions the system of U.S. international taxation of corporations from a worldwide tax system to a territorial tax system. Specifically, the transition to a territorial tax system is not expected to have a significant impact on the Company’s future consolidated effective tax rate as it generates the majority of its taxable income in tax jurisdictions with tax rates higher (mainly South Africa, where its income is taxed at 28%, and Korea, where our income is taxed at 22%) than the new federal statutory tax rate of 21%.

The Company is currently analyzing the impact of these changes; therefore, an estimate of the full impact on deferred tax assets and liabilities, income tax expense, net income and other affected accounts is not yet available. The Company has a June year end and therefore it will use a blended rate of 28.10% for its tax year ending June 30, 2018, in the U.S. Certain of the Company’s deferred tax assets and liabilities which it expects will be utilized/ reversed during the period ended June 30, 2018, have been re-measured at this blended rate and those deferred taxes that the Company believes will only be utilized/ reversed in subsequent tax years, have been remeasured at 21%. The impact of the change in the tax rate on the Company’s deferred taxes included in income tax expense during the three and six months ended December 31, 2017, was $0.3 million. The Company has also provided an additional valuation allowance of approximately $0.6 million related to net operating loss carryforwards that it does not believe will be utilized as a result of the enactment of the TCJA.

The TCJA also requires a U.S. shareholder of a specified foreign corporation to include a deemed repatriation of foreign earnings as part of the transition to a territorial tax system; however, the Company does not currently believe that it has a deemed repatriation transition tax liability.

Uncertain tax positions

There were no significant changes during the three and six months ended December 31, 2017. As of December 31, 2017, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of December 31, 2017 and June 30, 2017, the Company had unrecognized tax benefits of $0.5 million and $0.5 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of December 31, 2017, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2013. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

18. Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 126.0 million ($10.2 million, translated at exchange rates applicable as of December 31, 2017) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 126.0 million ($10.2 million, translated at exchange rates applicable as of December 31, 2017). The Company pays commission of between 0.4% per annum to 2.0% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of December 31, 2017. The maximum potential amount that the Company could pay under these guarantees is ZAR 126.0 million ($10.2 million, translated at exchange rates applicable as of December 31, 2017). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

As described in Note 9, Net1 has specifically provided guarantees to Bank Frick related to the EUR 40.0 million ($47.9 million) and CHF 20 million ($20.5 million) revolving overdraft facilities provided to Masterpayment. As of December 31, 2017, Masterpayment had utilized approximately $30.7 million of the EUR 40.0 million facility and $4.8 million of the CHF 20 million facility and these obligations are recorded as short-term facilities in the Company’s consolidated balance sheet. The maximum potential amount that the Company could pay under the guarantees to Bank Frick was $35.5 million. As described in Note 9, the overdraft facilities were repaid in full in January 2018 and Net1 will be released from these guarantees once the facilities have been cancelled.

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

Recent Developments

SASSA Update

Our current contract with SASSA is scheduled to expire on March 31, 2018. SASSA and the expert panel appointed by the court filed the regular progress reports in accordance with the Constitutional Court’s order. We have provided the expert panel with all the information required from us.

On December 10, 2017, the Minister in the Presidency, Jeff Radebe, announced that the Inter-ministerial Committee appointed by the South African President to oversee the transition of grant payments brokered a high-level cooperation agreement between the South African Post Office, or SAPO, and SASSA, in terms of which SAPO will assume responsibility for the distribution of social grants with effect from April 1, 2018.

On January 15, 2018, SASSA filed a report with the Constitutional Court stating the following: “The process of continuing with cash payments will require a tender process, since SAPO has indicated that they are unable to undertake the cash payment function within the time period left, although they indicated that they can do this by December 2018.” On January 12, 2018, SASSA issued a tender for the cash payment of grants for a five year period which is due for submission on February 28, 2018. SAPO issued three tenders on December 22, 2018, for the production of smart cards, a multi-mode biometric verification engine and an integrated grant payments system.

In the same report to the court, SASSA also stated: “A phase in period of at least 6 months would be required to take over payments from the existing provider, CPS. This implies that the court will have to be approached to extend the suspension of the invalidity of the current payment contract until 30 September 2018, to allow for a managed phase out process over a period of 6 months, which will see the new service provider progressively taking more responsibility for payments, while CPS is still in the background. This process will be managed by SASSA.”

On February 6, 2018, SASSA filed a notice of motion with the Constitutional Court, applying for the following order: " Cash Paymaster Services (CPS) is to continue to provide cash payment services to the social grant beneficiaries of SASSA who receive their social grants by way of cash payments without personal identification numbers on an interim basis and on the same terms and conditions as to payment as those currently in place between CPS and SASSA for the period 1 April 2018 up to 30 September 2018, provided CPS shall be paid only in respect of such limited services to be rendered to SASSA and in respect of this categories (sic) of beneficiaries only."

In line with the recommendations made by the expert panel in its second and third reports to the Constitutional Court, we wrote a letter to SASSA on December 27, 2017 advocating the use of commercial bank accounts, subsidized by SASSA to limit the impact of bank charges, for the distribution of grant payments. SASSA has indicated that the subsidization of bank accounts will be considered if agreement can be reached with prospective participating banks regarding the functionality of the accounts being offered. SASSA has since engaged the South African banks to determine the feasibility of such an approach.

On February 6, 2018, CPS launched an application with the Constitutional Court seeking an order declaring that CPS is not prohibited by the Constitutional Court’s order of March 17, 2017, from participating in the tender for “the provision of cash payment services for social assistance” issued by SASSA, because SASSA has previously reported that CPS is not entitled to participate in any future tenders.

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

Progress of financial inclusion initiatives in South Africa

In June 2015, we began the rollout of EPE, our business-to-consumer, or B2C, offering in South Africa. At January 31, 2018, we had more than 2.3 million active EPE accounts, compared to 2.1 million at October 31, 2017. EPE is a fully transactional, low cost account created to serve the needs of South Africa’s unbanked and under-banked population, most of whom are social grant recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a UEPS-EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services. However, SASSA and a non—profit organization continue to challenge the ability of beneficiaries to freely transact with the grants that they receive as described under “Item 1—Legal Proceedings.”

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, in fiscal 2016, we started to expand our brick-and-mortar financial services branch infrastructure, which supplements our nationwide distribution, with a UEPS/EMV-enabled ATM network, and hired a dedicated sales force. We believe that the growth in our brick-and-mortar branch infrastructure has reached saturation and therefore we have embarked on a program to increase our financial services revenues through a roaming sales force equipped with a UEPS/EMV-enabled card-issuing work station. In January 2018, we deployed 500 portable card-issuing working stations and employed 625 temporary staff to achieve this objective. At January 31, 2018, we had 152 branches (October 31, 2017: 146), 1,073 ATMs (October 31, 2017: 1,008), and 2,394 (October 31, 2017: 1,925) dedicated employees, including the temporary staff.

During the seven months since July 1, 2017, we sold approximately 109,000 new policies related to our simple, low-cost life insurance products, in addition to the free basic life insurance policy provided with every EPE account opened.

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

On July 27, 2017, we subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. Under the terms of our agreements with DNI, we are required to pay to DNI an additional amount of up to ZAR 360 million ($29.1 million, translated at the foreign exchange rates applicable as of December 31, 2017), in cash, subject to the achievement of certain performance targets by DNI.

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

Investment in Bank Frick

On October 2, 2017, we acquired a 30% interest in Bank Frick & Co AG, a fully licensed bank based in Balzers, Liechtenstein, from the Kuno Frick Family Foundation for approximately CHF 39.8 million ($40.8 million translated at exchange rates applicable as of December 31, 2017). On January 26, 2018, the parties entered into an addendum to the Bank Frick shareholders agreement pursuant to which we agreed to purchase an additional 5% in Bank Frick from the Frick Foundation for CHF 10.43 million ($10.9 million) and the Frick Foundation agreed to contribute approximately CHF 3.8 million ($3.9 million) to Bank Frick to facilitate the development of Bank Frick’s Fintech and blockchain businesses. We have an option, exercisable until October 2, 2019, to acquire an additional 35% interest in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. We have jointly identified several funding opportunities, including for our card issuing and acquiring, remittance and transaction processing activities as well new opportunities in cryptocurrency and blockchain. The investment in Bank Frick has the potential to provide us with a stable, long term and strategic relationship with a fully licensed bank.

Masterpayment – Processing for Bitstamp

In November 2017, Masterpayment was appointed as a new partner for credit card processing and acquiring for cryptocurrency purchases for Bitstamp, a leading global digital currency exchange and the largest Bitcoin exchange in the EU in terms of volume. This partnership will allow Bitstamp customers to enjoy faster and more convenient transactions, while maintaining the same high-caliber security and has resulted in higher processing revenue as of a result of the increase in the number of transactions processed by Masterpayment. Masterpayment transaction volumes in December 2017 more than doubled compared to November 2017 as a result of its new cryptocurrency processing initiatives.

Mastertrading - Exit from Working Capital Financing and Supply Chain Solutions Business

During the second quarter of fiscal 2018, we re-evaluated the operating performance and ongoing viability of Masterpayment’s working capital financing and supply chain solutions offering and have determined to exit this portion of its business. While we believe we could scale this offering in the medium to long-term by focusing on customers and industries outside our initial target market, this standalone offering does not fit the International Payments Group strategy of providing payment solutions and working capital to small and medium-sized merchants. In order to focus on our stated international strategy, we have decided to wind-down the traditional working capital finance book issued to non-payment solutions customers.

The working capital book has reduced to $35.8 million, net of an allowance of $11.8 million allowance, as of December 31, 2017, from $56.5 million, net of an allowance of $4.0 million, as of September 2017. We have performed a detailed analysis of our U.S. and European books and have identified two customers included on the U.S. book servicing customers in the petroleum industry, totaling approximately $7.8 million, that we believe may not be able to settle their loan obligations due to us. We had expected repayment of the amounts due by these customers by November 2017, however, repayments were not received and we have not been able to negotiate a reasonable settlement plan with them.

While we continue to discuss recovery alternatives and procedures with these customers and our lawyers, it appears more likely than not at this stage that these customers will not be able to settle their obligations due to us in full, or even in part. We have created an allowance for doubtful working capital finance receivables related to the total amount due to us by these two customers.

Regarding the European component of the book, we have entered into an arrangement with Bank Frick under which they purchased the remaining book of $35.8 million from us in January 2018 at its face value. We have used the proceeds from this transaction to settle the amounts due by us to Bank Frick under the EUR 40 million and CHF 20 million revolving overdraft facilities in full and these facilities will be cancelled and we will be released from our guarantees.

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
  Stock-based compensation; and
  Accounts receivable and allowance for doubtful accounts receivable.

Recent accounting pronouncements adopted

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted as of December 31, 2017

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of December 31, 2017, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

New U.S. Tax Legislation

On December 22, 2017, the “Tax Cuts and Jobs Act”, or TCJA, was enacted into law, significantly modifying U.S. federal tax laws. The TCJA reduces the federal statutory tax rate for corporations from 35% to 21% effective from January 1, 2018, eliminates alternative minimum tax for corporations, limits net operating loss carryforwards (and eliminates carrybacks), limits the deductibility of interest expense and transitions the system of U.S. international taxation of corporations from a worldwide tax system to a territorial tax system. Specifically, the transition to a territorial tax system is not expected to have a significant impact on our future consolidated effective tax rate as we generate the majority of our taxable income in tax jurisdictions with tax rates higher (mainly South Africa, where our income is taxed at 28%, and Korea, where our income is taxed at 22%) than the new federal statutory tax rate of 21%.

We are currently analyzing the impact of these changes on us; therefore, an estimate of the full impact on our deferred tax assets and liabilities, income tax expense, net income and other affected accounts is not yet available. We have a June year end and therefore we will use a blended rate of 28.10% for our tax year ending June 30, 2018, in the U.S. Certain of our deferred tax assets and liabilities which we expect will be utilized/ reversed during the period ended June 30, 2018, have been re-measured at this blended rate and those deferred taxes that we believe will only be utilized/ reversed in subsequent tax years, have been re-measured at 21%. The impact of the change in the tax rate on our deferred taxes included in our income tax expense during the three and six months ended December 31, 2017, was $0.3 million. We have also provided an additional valuation allowance of approximately $0.6 million related to net operating loss carryforwards that we do not believe will be utilized as a result of the enactment of the TCJA.

The TCJA also requires a U.S. shareholder of a specified foreign corporation to include a deemed repatriation of foreign earnings as part of the transition to a territorial tax system; however, we do not currently believe that we have a deemed repatriation transition tax liability.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2017	2016	2017	2016	2017
ZAR : $ average exchange rate	13.6318	13.9300	13.4025	14.0095	13.6147
Highest ZAR : $ rate during period	14.4645	14.4618	14.4645	14.8114	14.8114
Lowest ZAR : $ rate during period	12.3268	13.3634	12.3268	13.3000	12.4379
Rate at end of period	12.3689	13.7392	12.3689	13.7392	13.0535

KRW : $ average exchange rate	1,107	1,159	1,120	1,140	1,141
Highest KRW : $ rate during period	1,148	1,210	1,156	1,210	1,210
Lowest KRW : $ rate during period	1,067	1,100	1,067	1,092	1,092
Rate at end of period	1,067	1,207	1,067	1,207	1,144

KRW: US $ Exchange Rates

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and six months ended December 31, 2017 and 2016, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Six months ended		Year ended
	December 31,		December 31,		June 30,
	2017	2016	2017	2016	2017
Income and expense items: $1 = ZAR	13.6675	13.9434	13.4127	14.0292	13.6182
Income and expense items: $1 = KRW	1,107	1,172	1,125	1,152	1,146

Balance sheet items: $1 = ZAR	12.3689	13.7392	12.3689	13.7392	13.0535
Balance sheet items: $1 = KRW	1,067	1,207	1,067	1,207	1,144

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

Fiscal 2018 includes the results of Pros Software and C4U Malta for the entire period and excludes XeoHealth from November 1, 2017 as a result of the sale of the business. Fiscal 2017 includes the results of Pros Software from October 1, 2016, and C4U Malta from November 1, 2016.

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

Second quarter of fiscal 2018 compared to second quarter of fiscal 2017

The following factors had a significant influence on our results of operations during the second quarter of fiscal 2018 as compared with the same period in the prior year:

  Favorable impact from the weakening of the U.S. dollar against South African Rand: The U.S. dollar depreciated by 2% against the ZAR and 6% against the KRW during the second quarter of fiscal 2018, which positively impacted our reported results;
  Growth in insurance and lending businesses: Volume growth and operating efficiencies in our insurance and lending businesses during the second quarter of fiscal 2018, resulted in an improved contribution to our financial inclusion revenue and operating income. The significant growth in our South African lending book during December 2017 resulted in a substantial increase in the allowance for doubtful finance loans receivable, in accordance with our policy of providing for doubtful finance loans receivable at the time that a loan is originated;
  Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;
  Higher equity-accounted earnings related to DNI and Bank Frick: The acquisition of 45% of DNI and 30% of Bank Frick positively impacted our reported results by approximately $2.3 million, before amortization of intangible assets, net of deferred taxes;
  Higher revenue from Masterpayment and allowance for credit losses: Masterpayment contributed higher revenues as a result of an increase in processing activities, particularly related to its cryptocurrency processing launched in December 2017, as well as from its working capital financing and supply chain solutions. An allowance for credit losses related to doubtful working capital finance receivable of $7.8 million was created. A valuation allowance has been provided for any potential tax benefit from this event as it is unlikely that this amount would be utilized for taxation purposes;
  Regulatory changes in South Korea pertaining to fees on card transactions: The regulations governing the fees that may be charged on card transactions adversely impacted our revenues and operating income in South Korea;
  Lower net interest income resulting from investments in Cell C, DNI and Bank Frick: Interest income was $1.8 million lower as a result of cash utilized to purchase non-controlling stakes in Cell C, DNI and Bank Frick, while interest expense increased due to the South African lending facility we obtained in August 2017 to partially fund our 15% investment in Cell C;
  Lower prepaid sales and ad hoc terminal sales: The number of transacting users purchasing prepaid products through our mobile channel decreased due to security features introduced in fiscal 2017. In addition, our results were adversely impacted by fewer ad hoc terminal sales; and
  Lower transaction-related costs in fiscal 2018: We incurred $0.6 million in transaction-related costs in connection with various investment initiatives pursued during the second quarter of fiscal 2018 compared with $1.2 million in fiscal 2017.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended December 31,
	2017	2016	$	%
	$ ’000	$ ’000		change
Revenue	148,416	151,433		(2%	)
Cost of goods sold, IT processing, servicing and support	73,994	73,518		1%
Selling, general and administration	49,392	41,703		18%
Depreciation and amortization	8,723	10,623		(18%	)
Operating income	16,307	25,589		(36%	)
Interest income	4,705	5,061		(7%	)
Interest expense	2,325	510		356%
Income before income tax expense	18,687	30,140		(38%	)
Income tax expense	10,062	10,984		(8%	)
Net income before earnings from equity-accounted investments	8,625	19,156		(55%	)
Earnings from equity-accounted investments	1,354	74		1,730%
Net income	9,979	19,230		(48%	)
Less net income attributable to non-controlling interest	357	589		(39%	)
Net income attributable to us	9,622	18,641		(48%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended December 31,
	2017	2016
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	2,028,475	2,111,493	(4%	)
Cost of goods sold, IT processing, servicing and support	1,011,312	1,025,093	(1%	)
Selling, general and administration	675,065	581,482	16%
Depreciation and amortization	119,222	148,120	(20%	)
Operating income	222,876	356,798	(38%	)
Interest income	64,306	70,568	(9%	)
Interest expense	31,777	7,111	347%
Income before income tax expense	255,405	420,255	(39%	)
Income tax expense	137,522	153,154	(10%	)
Net income before earnings from equity-accounted investments	117,883	267,101	(56%	)
Earnings from equity-accounted investments	18,506	1,032	1,693%
Net income	136,389	268,133	(49%	)
Less net income attributable to non-controlling interest	4,879	8,213	(41%	)
Net income attributable to us	131,510	259,920	(49%	)

The decrease in revenue was primarily due to lower prepaid airtime sales, fewer ad hoc terminal sales, and a lower contribution from KSNET due to regulatory changes in South Korea, which was partially offset by an improved contribution from Masterpayment, more fees generated from our EPE and ATM offerings, improved insurance activities, and a modest increase in the number of SASSA UEPS/EMV beneficiaries paid.

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by increases in goods and services purchased from third parties, higher expenses incurred due to increased usage of the South African National Payment System by beneficiaries and expenses incurred to operate our EPE and ATM offerings.

The increase in selling, general and administration expense was primarily due to an allowance for doubtful working capital finance receivables of $7.8 million, the impact of October 2017 annual salary increases for our South African employees, an increase in our allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book in the last lending cycle of calendar 2017, as well as increases in goods and services purchased from third parties. These increases were partially offset by fewer agent incentive costs paid in Korea due to weaker trading conditions in fiscal 2018, lower executive remuneration and lower transaction-related expenditures of $0.6 million, compared to $1.2 million in the prior year.

Depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated.

Our operating income margin for second quarter of fiscal 2018 and 2017 was 11% and 17% respectively. Operating income margin excluding the $7.8 million valuation allowance would have been 16% in fiscal 2018. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily attributable to higher cost of goods sold, IT processing, servicing and support relative to the reduction in revenue.

Interest on surplus cash decreased to $4.7 million (ZAR 64.3 million) from $5.1 million (ZAR 70.6 million), due primarily to the lower average daily ZAR cash balances, partially offset by interest earned on the loan to Finbond.

Interest expense increased to $2.3 million (ZAR 31.8 million) from $0.5 million (ZAR 7.1 million), due primarily to interest on the South African facility we obtained to partially fund our investment in Cell C, partially offset by lower average long-term debt balance on our South Korean debt as a result of repayment of the debt in full in October 2017.

Fiscal 2018 tax expense was $10.1 million (ZAR 137.5 million) compared to $11.0 million (ZAR 153.2 million) in fiscal 2017. Our effective tax rate for fiscal 2018, was 53.8% and was higher than the South African statutory rate as a result of a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law. Our effective tax rate for fiscal 2017, was 36.4% and was higher than the South African statutory rate as a result of non-deductible expenses.

Earnings from equity-accounted investments increased primarily due to the inclusion of our portion of DNI and Bank Frick. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 5	Three months ended December 31,
	2017	2016	$ %
	$ ’000	$ ’000	change
DNI	1,046	-	nm
Share of net income	1,832	-	nm
Amortization of intangible assets, net of deferred tax	(786)	-	nm
Bank Frick	322	-	nm
Share of net income	487	-	nm
Amortization of intangible assets, net of deferred tax	(165)	-	nm
Finbond	-	-	nm
Other	(14)	74	(119%	)
Earnings from equity accounted investments	1,354	74	1,730%

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars (U.S. GAAP)
	Three months ended December 31,
	2017	% of		2016	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	64,148	43%		59,862	40%		7%
International transaction processing	44,185	30%		44,000	29%		-
Financial inclusion and applied technologies	54,131	36%		59,258	39%		(9%	)
Subtotal: Operating segments	162,464	109%		163,120	108%		-
Intersegment eliminations	(14,048)	(9%	)	(11,687)	(8%	)	20%
Consolidated revenue	148,416	100%		151,433	100%		(2%	)
Operating income (loss):
South African transaction processing	13,470	83%		15,372	60%		(12%	)
International transaction processing	(4,991)	(31%	)	3,904	15%		(228%	)
Financial inclusion and applied technologies	12,737	78%		14,107	55%		(10%	)
Subtotal: Operating segments	21,216	130%		33,383	130%		(36%	)
Corporate/Eliminations	(4,909)	(30%	)	(7,794)	(30%	)	(37%	)
Consolidated operating income	16,307	100%		25,589	100%		(36%	)

Table 7	In South African Rand (U.S. GAAP)
	Three months ended December 31,
	2017			2016
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	876,743	43%		834,680	40%		5%
International transaction processing	603,898	30%		613,510	29%		(2%	)
Financial inclusion and applied technologies	739,835	36%		826,258	39%		(10%	)
Subtotal: Operating segments	2,220,476	109%		2,274,448	108%		(2%	)
Intersegment eliminations	(192,001)	(9%	)	(162,955)	(8%	)	18%
Consolidated revenue	2,028,475	100%		2,111,493	100%		(4%	)
Operating income (loss):
South African transaction processing	184,101	83%		214,338	60%		(14%	)
International transaction processing	(68,214)	(31%	)	54,435	15%		(225%	)
Financial inclusion and applied technologies	174,083	78%		196,700	55%		(11%	)
Subtotal: Operating segments	289,970	130%		465,473	130%		(38%	)
Corporate/Eliminations	(67,094)	(30%	)	(108,675)	(30%	)	(38%	)
Consolidated operating income	222,876	100%		356,798	100%		(38%	)

South African transaction processing

The increase in segment revenue was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities and a modest increase in the number of social welfare grants distributed. Operating income decreased primarily due to an increase in inter-segment charges, the impact of annual salary increases granted to our South African employees in October 2017 and increases in goods and services purchased from third parties. These decreases were partially offset by the aforementioned increases in segment revenue.

Our operating income margin for the second quarter of fiscal 2018 and 2017 was 21% and 26%, respectively. Our fiscal 2018 margin was adversely impacted by the annual salary increases granted to our South African employees in October 2017 and increases in goods and services purchased from third parties.

International transaction-based activities

Segment revenue was slightly higher during the second quarter of fiscal 2018, primarily due to ongoing impact of regulatory changes in South Korea on KSNET’s revenue, largely offset by increased contributions from Masterpayment. Operating income during the second quarter of fiscal 2018 was lower due to an allowance for doubtful working capital finance receivable of $7.8 million, a decrease in revenue at KSNET and losses incurred by all other major contributors to the segment. Operating income and margin for the second quarter of fiscal 2017 was positively impacted by a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized.

Operating (loss) income margin for the second quarter of fiscal 2018 and 2017 was (11%) and 9%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables, segment operating income and margin were $2.8 million and 6% respectively.

Financial inclusion and applied technologies

Financial inclusion and applied technologies revenue decreased primarily due to fewer prepaid airtime and other value added services sales, as well as lower ad hoc terminal sales, partially offset by increased volumes in our insurance businesses, and an increase in inter-segment revenues. Operating income was also impacted by these factors as well as an increase in the allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book in the last lending cycle of calendar 2017.

Operating income margin for the Financial inclusion and applied technologies segment was 24% during each of the second quarter of fiscal 2018 and 2017, respectively, and was impacted by fewer low margin prepaid product sales, improved revenues from our insurance businesses and an increase in inter-segment revenues, offset by fewer ad hoc terminal and annual salary increases granted to our South African employees and the increase in the allowance for credit losses.

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

Our corporate expenses have decreased primarily due to lower transaction-related expenditures, a $0.5 million profit related to the sale of XeoHealth, and lower executive compensation, which was partially offset by a modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees.

First half of fiscal 2018 compared to first half of fiscal 2017

The following factors had a significant influence on our results of operations during the first half of fiscal 2018 as compared with the same period in the prior year:

  Favorable impact from the weakening of the U.S. dollar against South African Rand: The U.S. dollar depreciated by 4% against the ZAR during the first half of fiscal 2018, which positively impacted our reported results;
  Growth in insurance businesses: Volume growth and operating efficiencies in our insurance businesses during the first half of fiscal 2018, resulted in an improved contribution to our financial inclusion revenue and operating income. The significant growth in our South African lending book during December 2017 resulted in a substantial increase in the allowance for doubtful finance loans receivable, in accordance with our policy of providing for doubtful finance loans receivable at the time that a loan is originated;
  Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;
  Higher equity-accounted earnings related to DNI: The acquisition of 45% of DNI has positively impacted our reported results by approximately $3.7 million, before amortization of intangible assets, net of deferred taxes;
  Higher revenue from Masterpayment and allowance for credit losses: Masterpayment contributed higher revenues as a result of an increase in processing activities, particularly related to its cryptocurrency processing launched in December 2017, as well as from its working capital financing and supply chain solutions. An allowance for credit losses related to doubtful working capital finance receivable of $7.8 million was created. A valuation allowance has been provided for any potential tax benefit from this event as it is unlikely that this amount would be utilized for taxation purposes;
  Lower net interest income resulting from investments in Cell C, DNI and Bank Frick: Interest income was $2.9 million lower as a result of cash utilized to purchase non-controlling stakes in Cell C, DNI and Bank Frick, while interest expense increased due to the South African lending facility we obtained in August 2017 to partially fund our 15% investment in Cell C;
  Regulatory changes in South Korea pertaining to fees on card transactions: The regulations governing the fees that may be charged on card transactions adversely impacted our revenues and operating income in South Korea;
  Lower prepaid sales and ad hoc terminal sales: The number of transacting users purchasing prepaid products through our mobile channel decreased due to security features introduced in fiscal 2017. In addition, our results were adversely impacted by few ad hoc terminal sales; and
  Higher transaction-related costs in fiscal 2018: We incurred $2.1 million in transaction-related costs in connection with various acquisition and investment initiatives pursued during the first half of fiscal 2018 compared with $1.5 million in fiscal 2017.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 8	(U.S. GAAP)
	Six months ended December 31,
	2017	2016	$ %
	$ ’000	$ ’000	change
Revenue	300,974	307,066	(2%	)
Cost of goods sold, IT processing, servicing and support	148,646	148,298	0%
Selling, general and administration	93,326	80,171	16%
Depreciation and amortization	17,689	20,827	(15%	)
Operating income	41,313	57,770	(28%	)
Interest income	9,749	9,365	4%
Interest expense	4,446	1,306	240%
Income before income tax expense	46,616	65,829	(29%	)
Income tax expense	20,339	22,087	(8%	)
Net income before earnings from equity-accounted investments	26,277	43,742	(40%	)
Earnings from equity-accounted investments	3,429	733	368%
Net income	29,706	44,475	(33%	)
Less net income attributable to non-controlling interest	601	1,202	(50%	)
Net income attributable to us	29,105	43,273	(33%	)

	In South African Rand
Table 9	(U.S. GAAP)
	Six months ended December 31,
	2017	2016
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	4,036,874	4,307,891	(6%	)
Cost of goods sold, IT processing, servicing and support	1,993,745	2,080,503	(4%	)
Selling, general and administration	1,251,754	1,124,735	11%
Depreciation and amortization	237,257	292,187	(19%	)
Operating income	554,118	810,466	(32%	)
Interest income	130,760	131,383	(0%	)
Interest expense	59,633	18,322	225%
Income before income tax expense	625,245	923,527	(32%	)
Income tax expense	272,801	309,863	(12%	)
Net income before earnings from equity-accounted investments	352,444	613,664	(43%	)
Earnings from equity-accounted investments	45,992	10,283	347%
Net income	398,436	623,947	(36%	)
Less net income attributable to non-controlling interest	8,061	16,863	(52%	)
Net income attributable to us	390,375	607,084	(36%	)

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

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by increases in goods and services purchased from third parties, higher expenses incurred due to increased usage of the South African National Payment System by beneficiaries, and expenses incurred to operate our EPE and ATM offerings.

Our selling, general and administration expense increased primarily due to an allowance for doubtful working capital finance receivables of $7.8 million, the impact of October 2017 annual salary increases for our South African employees, an increase in our allowance for doubtful finance loans receivable, higher transaction related expenditures, and an increase in goods and services purchased from third parties. These increases were partially offset by fewer agent incentive costs paid in Korea due to weaker trading conditions in fiscal 2018 and lower executive remuneration in fiscal 2018. Fiscal 2017 includes $1.8 million related to the reversal of stock-based compensation charges related to awards of restricted stock with performance conditions which we believe will not be achieved.

Depreciation and amortization decreased primarily due to lower overall amortization of intangible assets that are fully amortized and tangible assets that are fully depreciated.

Our operating income margin for first half of fiscal 2018 and 2017 was 14% and 19% respectively. Excluding the $7.8 million valuation allowance for Masterpayment, fiscal 2018 operating income margin would have been 16%. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily attributable to higher cost of goods sold, IT processing, servicing and support relative to the reduction in revenue.

In ZAR, interest on surplus cash decreased to $9.6 million (ZAR 130.8 million) from $9.4 million (ZAR 131.4 million), due primarily to lower average daily ZAR cash balances, partially offset by interest earned on the loan to Finbond.

Interest expense increased to $4.4 million (ZAR 59.6 million) from $1.3 million (ZAR 18.3 million), due primarily to interest on the South African facility we obtained to partially fund our investment in Cell C, somewhat offset by lower average long-term debt balance on our South Korean debt and a lower interest rate.

Fiscal 2018 tax expense was $20.3 million (ZAR 272.8 million) compared to $21.9 million (ZAR 239.7 million) in fiscal 2017. Our effective tax rate for fiscal 2018, was 43.6% and was higher than the South African statutory rate as a result of a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law. Our effective tax rate for fiscal 2017, was 33.6% and was higher than the South African statutory rate as a result of non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary.

Earnings from equity-accounted investments increased primarily due to the inclusion of our portion of DNI and Bank Frick and an increase, in USD, in Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 10	Six months ended December 31,
	2017	2016	$ %
	$ ’000	$ ’000	change
DNI	1,911	-	nm
Share of net income	3,240	-	nm
Amortization of intangible assets, net of deferred tax	(1,329)	-	nm
Bank Frick	322	-	nm
Share of net income	487	-	nm
Amortization of intangible assets, net of deferred tax	(165)	-	nm
Finbond	1,101	930	18%
Other	95	(197)	(148%	)
Earnings from equity accounted investments	3,429	733	368%

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 11	In U.S. Dollars (U.S. GAAP)
	Six months ended December 31,
	2017	% of		2016	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	130,585	43%		117,430	38%		11%
International transaction processing	90,207	30%		90,190	29%		-
Financial inclusion and applied technologies	108,444	36%		122,800	40%		(12%	)
Subtotal: Operating segments	329,236	109%		330,420	107%		-
Intersegment eliminations	(28,262)	(9%	)	(23,354)	(7%	)	21%
Consolidated revenue	300,974	100%		307,066	100%		(2%	)
Operating income (loss):
South African transaction processing	25,802	62%		28,920	50%		(11%	)
International transaction processing	325	1%		9,721	17%		(97%	)
Financial inclusion and applied technologies	26,657	65%		29,290	51%		(9%	)
Subtotal: Operating segments	52,784	128%		67,931	118%		(22%	)
Corporate/Eliminations	(11,471)	(28%	)	(10,161)	(18%	)	13%
Consolidated operating income	41,313	100%		57,770	100%		(28%	)

Table 12	In South African Rand (U.S. GAAP)
	Six months ended December 31,
	2017			2016
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	1,751,497	43%		1,647,449	38%		6%
International transaction processing	1,209,919	30%		1,265,294	29%		(4%	)
Financial inclusion and applied technologies	1,454,527	36%		1,722,786	40%		(16%	)
Subtotal: Operating segments	4,415,943	109%		4,635,529	107%		(5%	)
Intersegment eliminations	(379,069)	(9%	)	(327,638)	(7%	)	16%
Consolidated revenue	4,036,874	100%		4,307,891	100%		(6%	)
Operating income (loss):
South African transaction processing	346,074	62%		405,724	50%		(15%	)
International transaction processing	4,359	1%		136,378	17%		(97%	)
Financial inclusion and applied technologies	357,542	65%		410,915	51%		(13%	)
Subtotal: Operating segments	707,975	128%		953,017	118%		(26%	)
Corporate/Eliminations	(153,857)	(28%	)	(142,551)	(18%	)	8%
Consolidated operating income	554,118	100%		810,466	100%		(32%	)

South African transaction processing

The increase in segment revenue was primarily due to higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities and a modest increase in the number of social welfare grants distributed. Operating income decreased primarily due to an increase in inter-segment charges, the impact of annual salary increases granted to our South African employees in October 2017 and increases in goods and services purchased from third parties, partially offset by higher EPE transaction revenue as a result of increased usage of our ATMs, increased inter-segment transaction processing activities and a modest increase in the number of social welfare grants distributed.

Our operating income margin for the first half of fiscal 2018 and 2017 was 20% and 25%, respectively. Our fiscal 2018 margin was adversely impacted by the annual salary increases granted to our South African employees in October 2017 and increases in goods and services purchased from third parties.

International transaction-based activities

Segment revenue was slightly higher during the first half of fiscal 2018, primarily due to increased contributions from Masterpayment and Transact24, largely offset by the ongoing impact of regulatory changes in South Korea on KSNET’s revenue. Operating income during the first half of fiscal 2018 was lower due to an allowance for doubtful working capital finance receivable of $7.8 million, a decrease in revenue at KSNET, partially offset by a smaller loss incurred by Masterpayment.

Operating income and margin for the first half of fiscal 2017, was also positively impacted by a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation that has now been finalized.

Operating income margin for the first half of fiscal 2018 and 2017 was 0% and 11%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables, segment operating income and margin were $8.1 million and 9% respectively.

Financial inclusion and applied technologies

Financial inclusion and applied technologies revenue decreased primarily due to fewer prepaid airtime and other value added services sales, as well as lower ad hoc terminal sales, partially offset by increased volumes in our insurance businesses, and an increase in inter-segment revenues. Operating income was also impacted by these factors as well as an increase in the allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book in the last lending cycle of calendar 2017.

Operating income margin for the Financial inclusion and applied technologies segment was 25% and 24% during the first half of fiscal 2018 and 2017, respectively, and has increased primarily due to fewer low margin prepaid product sales, improved revenues from our insurance businesses and an increase in inter-segment revenues, offset by fewer ad hoc terminal and annual salary increases granted to our South African employees and the increase in the allowance for credit losses.

Corporate/Eliminations

Our corporate expenses have increased primarily due to higher transaction-related expenditures and modest increases in U.S. dollar denominated goods and services purchased from third parties and directors’ fees. Our corporate expenses for the first half of fiscal 2017, includes the reversal of $1.8 million of stock-based compensation charges.

Liquidity and Capital Resources

At December 31, 2017, our cash and cash equivalents were $64.9 million and comprised mainly KRW-denominated balances of KRW 28.1 billion ($24.4 million), ZAR-denominated balances of ZAR 272.0 million ($22.0 million), U.S. dollar-denominated balances of $11.4 million, and other currency deposits, primarily euros, of $7.1 million, all amounts translated at exchange rates applicable as of December 31, 2017. The decrease in our cash balances from June 30, 2017, was primarily due to our investments in DNI, Bank Frick, Cell C and a $9 million listed note, scheduled repayments of our South African long-term debt, unscheduled repayment of Korean debt in full, growth in our South African lending book, and capital expenditures, which was partially offset by cash generated by most of our core businesses.

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

We have a short-term South African credit facility with Nedbank of ZAR 400 million ($32.3 million), which consists of (i) a primary amount of up to ZAR 200 million, and (ii) a secondary amount of up to ZAR 200 million. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts.

As of December 31, 2017, we had used none of the overdraft and ZAR 126.0 million ($10.2 million, translated at exchange rates applicable as of December 31, 2017) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf.

We obtained EUR 40.0 million ($47.9 million) and CHF 20 million ($20.5 million) revolving overdraft facilities from Bank Frick. As of December 31, 2017, we had utilized approximately EUR 25.7 million ($30.7 million) of the EUR 40 million facility and CHF 4.7 million ($4.8 million) of the CHF 20 million facility. As of December 31, 2017, the interest rate on each of these facilities was 5.00%. We have assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Our Masterpayment subsidiary was required to open a primary business account with Bank Frick, and this account has been pledged to Bank Frick as collateral for the EUR 40 million facility. The initial term of the EUR 40 million facility ends on December 31, 2019, but it will automatically be extended for one year if it is not terminated with 12 months written notice.

The CHF 20 million facility does not have a fixed term; however, it may be terminated by either party with six months written notice at the end of a calendar month. Refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017, for additional information related to our short-term facilities and Note 9 to our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2017, for additional information related to our short-term facilities.

As of December 31, 2017, we had outstanding long-term debt of ZAR 870.7 million (approximately $70.4 million translated at exchange rates applicable as of December 31, 2017) under our loan South African facilities. Interest due on the facility is based on the Johannesburg Interbank Agreed Rate, or JIBAR, in effect from time to time plus a margin of 2.25% for the Facility A loan, 3.5% for the Facility B loan and 2.25% for the Facility C loan. The JIBAR rate has been set at 7.158% for the period to March 29, 2018. Principal repayments on the Facility A and Facility B loans are due in eight equal quarterly installments, which began on September 30, 2017. Principal repayment on the Facility C loan is to be determined by the Lenders based on the date of the repayment of any borrowings under the Facility A loan. Voluntary prepayments are permitted without early repayment fees or penalties.

Cash flows from operating activities

Second quarter

Net cash provided by operating activities for the second quarter of fiscal 2018 was $13.3 million (ZAR 182.0 million) compared to $15.7 million (ZAR 218.8 million) for the second quarter of fiscal 2017. Excluding the impact of interest received, interest paid under our Korean and South Africa debt and taxes presented in the table below, the decrease relates primarily to the expansion of our South African lending book and weaker trading activity during fiscal 2018 compared to 2017, offset partially by the receipt of certain working capital loans outstanding.

During the second quarter of fiscal 2018, we paid South African tax of $16.5 million (ZAR 216.7 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $2.4 million in other tax jurisdictions, primarily South Korea. During the second quarter of fiscal 2017, we paid South African tax of $17.8 million (ZAR 246.6 million) related to our 2017 tax year in South Africa. We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the second quarter of fiscal 2018 and 2017 were as follows:

Table 13	Three months ended December 31,
	2017	2016	2017	2016
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	16,511	17,775	216,654	246,558
Taxation paid related to prior years	-	1	-	13
Taxation refunds received	(251)	(166)	(3,292)	(2,315)
Total South African taxes paid	16,260	17,610	213,362	244,256
Foreign taxes paid	2,353	4,954	32,738	69,186
Total tax paid	18,613	22,564	246,100	313,442

We expect to make additional first provisional tax payments in South Africa of approximately $1.1 million (ZAR 14 million), translated at exchange rates applicable as of December 31, 2017, related to our 2018 tax year in the third quarter of fiscal 2018.

First half

Net cash provided by operating activities for the first half of fiscal 2018 was $12.5 million (ZAR 167.9 million) compared to cash provided by operating activities of $69.6 million (ZAR 976.5 million) for the first half of fiscal 2017. Excluding the impact of interest received, interest paid under our Korean and South Africa debt and taxes presented in the table below, the decrease relates primarily to the expansion of our lending book and weaker trading activity during fiscal 2018 compared to 2017.

During the first half of fiscal 2018, we paid South African tax of $16.5 million (ZAR 216.7 million) related to our 2017 tax year in South Africa. During the first half of fiscal 2017, we made an additional tax payment of $1.2 million (ZAR 16.7 million) related to our 2016 tax year in South Africa and received a refund of approximately $0.3 million (ZAR 3.3 million) related to taxes overpaid in previous tax years in South Africa. We also paid taxes totaling $2.5 million in other tax jurisdictions, primarily South Korea. During the first half of fiscal 2017, we paid South African tax of $17.8 million (ZAR 246.6 million) related to our 2017 tax year and $1.2 million (ZAR 16.7 million) related to prior tax years. We also received a refund of approximately $1.4 million (ZAR 18.9 million) related to taxes overpaid in previous tax years in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million) during the first half of fiscal 2017. We also paid taxes totaling $5.0 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the first half of fiscal 2018 and 2017 were as follows:

Table 14	Six months ended December 31,
	2017	2016	2017	2016
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	16,511	17,775	216,654	246,558
Taxation paid related to prior years	1,919	1,187	25,227	16,721
Taxation refunds received	(251)	(1,369)	(3,292)	(18,878)
Dividend withholding taxation	-	1,471	-	21,300
Total South African taxes paid	18,179	19,064	238,589	265,701
Foreign taxes paid	2,470	5,003	34,276	69,877
Total tax paid	20,649	24,067	272,865	335,578

Cash flows from investing activities

Second quarter

Cash used in investing activities for the second quarter of fiscal 2018 includes capital expenditure of $2.1 million (ZAR 28.7 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $40.9 million for a 30% interest in Bank Frick and $9.0 million for a 7.625% interest in a listed note.

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

First half

Cash used in investing activities for the first half of fiscal 2018 includes capital expenditure of $3.6 million (ZAR 48.0 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $151.0 million (ZAR 2.0 billion) for a 15% interest in Cell C, $72.0 million (ZAR 945.0 million) for a 45% interest in DNI, $40.9 million for a 30% interest in Bank Frick and $9.0 million for a 7.625% interest in a listed note.

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

Cash flows from financing activities

Second quarter

During the second quarter of fiscal 2018, we made an unscheduled $16.6 million repayment to settle our outstanding South Korean debt facility in full and made a scheduled South African debt facility payment of $14.3 million (ZAR 187.5 million). We also repaid $11.4 million of our overdraft facilities.

During the second quarter of fiscal 2017, we made a $1.8 million unscheduled repayment of our Korean debt and paid a guarantee fee of $1.1 million related to the guarantee issued by RMB.

First half

During the first half of fiscal 2018, we utilized approximately $94.3 million (ZAR 1.25 billion) of our South African facility to part-fund our investment in Cell C and utilized approximately $0.3 million of our Korean facility to pay a portion of our quarterly interest due. We made accumulated scheduled South African debt facility payments of $28.5 million (ZAR 375 million) and made a $16.6 million payment to settle our outstanding South Korean debt facility in full. We also utilized $32.6 million of our overdraft facilities and repaid $14.3 million of these overdraft facilities.

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

Capital Expenditures

We expect capital spending for the third quarter of fiscal 2018 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of our ATM infrastructure and branch network in South Africa.

Our historical capital expenditures for the second quarter of fiscal 2018 and 2017 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of December 31, 2017, of $0.7 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017:

Table 15	Payments due by Period, as of December 31, 2017 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
South African long-term debt obligations (A)	76,494	55,515	20,979	-	-
Contingent amount related to DNI investment (B)	29,105	29,105	-	-	-
Short-term credit facilities	35,553	35,553	-	-	-
Operating lease obligations	8,501	4,275	3,514	712	-
Purchase obligations	3,211	3,211	-	-	-
Capital commitments	659	659	-	-	-
Other long-term obligations (C)(D)	2,449	-	-	-	2,449
Total	155,972	128,318	24,493	712	2,449

(A)	– Includes $70.7 million of long-term debt and interest payable at the rate applicable on December 31, 2017, under our South Africa debt facility.
(B)

– Under the DNI transaction agreements, we are obliged to pay to DNI an additional amount not exceeding ZAR 360 million ($29.1 million translated at exchange rates applicable as of December 31, 2017) in cash, subject to DNI achieving certain performance targets.

(C)	– Includes policyholder liabilities of $2.4 million related to our insurance business.
(D)

– We have excluded a cross-guarantees in the aggregate amount of $10.2 million issued as of December 31, 2017, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $15 million in MobiKwik, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of December 31, 2017, as a result of changes in JIBAR rates. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of JIBAR rates as of December 31, 2017, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of December 31, 2017
Table 16				Estimated annual
	Annual			expected interest
	expected			charge after
	interest	Hypothetical		hypothetical change in
	charge	change in		JIBAR
	($ ’000)	JIBAR		($ ’000)
Interest on South Africa long-term debt (JIBAR)	7,158	1%		7,865
		(1%	)	6,450

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Litigation Regarding Legality of Debit Orders under Social Assistance Act Regulations

As previously disclosed, each of SASSA and the Black Sash Trust, or Black Sash, served applications petitioning the South African Supreme Court of Appeal, or the Supreme Court, to grant them leave to appeal to either the Supreme Court or to a full bench of the High Court of the Republic of South Africa Gauteng Division, Pretoria.

On September 29, 2017, the Supreme Court referred the petitions to oral argument. The record of appeal has been filed and SASSA and the Black Sash must file written arguments by February 28, 2018, and we must file our written arguments within one month of receipt of SASSA and Black Sash’s written arguments. The Supreme Court will provide a hearing date after all written arguments have been filed.

We believe that SASSA and the Black Sash’s claim is without merit, and we intend to defend it vigorously. However, we cannot predict how the courts will rule on the matter.

NCR application for the cancelation of Moneyline’s registration as a credit provider

Our appeal of the November 27, 2015, High Court ruling in this matter was initially scheduled to be heard on December 6, 2017, however, the matter was subsequently removed from the roll and a new hearing date has not been set. If we are successful, it will dispose of the application. If we do not prevail, then the National Credit Regulator’s, or NCR’s, application will be set down before the Consumer Tribunal for argument on the main issues raised by the NCR, as dealt with above. We cannot predict the outcome of this litigation.

Constitutional Court order regarding extension of contract with SASSA for 12 months

Various reports have been filed by SASSA and the panel of experts pursuant to the Constitutional Court’s March 17, 2017 order and various directives received from it. On February 6, 2018, we launched an application with the Constitutional Court requesting clarity on whether CPS may participate in any future SASSA tender processes.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.79	Proposed Agreement of Lease between Buzz Trading 199 (Pty) Ltd and Net 1 Applied Technologies South Africa Limited	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2018.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, Director