Form 10-Q
period 2018-03-31
NET 1 UEPS TECHNOLOGIES INC
filed 2018-05-10
CIK 1041514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
YES [   ]       NO [X ]

As of May 6, 2018 (the latest practicable date), 56,862,187 shares of the registrant’s common stock, par value $0.001 per share, net of treasury shares, were outstanding.

Form 10-Q

NET 1 UEPS TECHNOLOGIES, INC.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and June 30, 2017	2
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2018 and 2017	4
	Unaudited Condensed Consolidated Statement of Changes in Equity for the nine months ended March 31, 2018	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2018 and 2017	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	51
Item 6.	Exhibits	53
Signatures		54
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.82
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 10.86
EXHIBIT 10.87
EXHIBIT 10.88
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I. Financial Information

Item 1. Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets

	Unaudited	(A)
	March 31,	June 30,
	2018	2017
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,172	$258,457
Pre-funded social welfare grants receivable (Note 2)	4,643	2,322
Accounts receivable, net of allowances of – March: $966; June: $1,255	120,664	111,429
Finance loans receivable, net of allowances of – March: $17,622; June: $7,469	76,916	80,177
Inventory (Note 3)	11,808	8,020
Deferred income taxes (Note 1)	-	5,330
Total current assets before settlement assets	301,203	465,735
Settlement assets (Note 4)	394,138	640,455
Total current assets	695,341	1,106,190
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of – March: $145,163; June: $120,212	31,592	39,411
EQUITY-ACCOUNTED INVESTMENTS (Note 6)	185,023	27,862
GOODWILL (Note 7)	182,534	188,833
INTANGIBLE ASSETS, net (Note 7)	31,428	38,764
DEFERRED INCOME TAXES (Note 1)	3,363	-
OTHER LONG-TERM ASSETS, including reinsurance assets (Note 6 and Note 8)	271,185	49,696
TOTAL ASSETS	1,400,466	1,450,756
LIABILITIES
CURRENT LIABILITIES
Short-term credit facilities (Note 9)	3,400	16,579
Accounts payable	16,995	15,136
Other payables	43,001	34,799
Current portion of long-term borrowings (Note 10)	56,446	8,738
Income taxes payable	14,502	5,607
Total current liabilities before settlement obligations	134,344	80,859
Settlement obligations (Note 4)	394,138	640,455
Total current liabilities	528,482	721,314
DEFERRED INCOME TAXES (Note 1)	17,789	11,139
LONG-TERM BORROWINGS (Note 10)	19,008	7,501
OTHER LONG-TERM LIABILITIES, including insurance policy liabilities (Note 8)	2,901	2,795
TOTAL LIABILITIES	568,180	742,749
COMMITMENTS AND CONTINGENCIES (Note 18)
REDEEMABLE COMMON STOCK (Note 1)	107,672	107,672
EQUITY
COMMON STOCK (Note 11) Authorized: 200,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury - March: 56,855,187; June: 56,369,737	80	80
PREFERRED STOCK Authorized shares: 50,000,000 with $0.001 par value; Issued and outstanding shares, net of treasury: March: -; June: -	-	-
ADDITIONAL PAID-IN-CAPITAL	275,536	273,733
TREASURY SHARES, AT COST: March: 24,891,292; June: 24,891,292	(286,951)	(286,951)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 12)	(73,481)	(162,569)
RETAINED EARNINGS	805,390	773,276
TOTAL NET1 EQUITY	720,574	597,569
NON-CONTROLLING INTEREST	4,040	2,766
TOTAL EQUITY (Note 1)	724,614	600,335
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$1,400,466	$1,450,756

(A) – Derived from audited financial statements

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands, except per share data)		(In thousands, except per share data)
REVENUE	$162,721	$147,944	$463,695	$455,010
EXPENSE
Cost of goods sold, IT processing, servicing and support	77,860	70,912	226,506	219,210
Selling, general and administration	48,091	42,195	141,417	122,366
Depreciation and amortization	9,341	10,290	27,030	31,117
Impairment loss (note 7)	19,865	-	19,865	-
OPERATING INCOME	7,564	24,547	48,877	82,317
INTEREST INCOME	5,154	5,124	14,903	14,489
INTEREST EXPENSE	2,426	467	6,872	1,773
INCOME BEFORE INCOME TAX EXPENSE	10,292	29,204	56,908	95,033
INCOME TAX EXPENSE (Note 17)	10,941	10,233	31,280	32,320
NET (LOSS) INCOME BEFORE EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	(649)	18,971	25,628	62,713
EARNINGS FROM EQUITY-ACCOUNTED INVESTMENTS	3,960	45	7,389	778
NET INCOME	3,311	19,016	33,017	63,491
LESS NET INCOME ATTRIBUTABLE TO NON- CONTROLLING INTEREST	302	624	903	1,826
NET INCOME ATTRIBUTABLE TO NET1	$3,009	$18,392	$32,114	$61,665
Net income per share, in U.S. dollars (Note 14)
Basic earnings attributable to Net1 shareholders	$0.05	$0.34	$0.57	$1.16
Diluted earnings attributable to Net1 shareholders	$0.05	$0.34	$0.56	$1.16

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Net income	$3,311	$19,016	$33,017	$63,491

Other comprehensive income (loss)
Movement in foreign currency translation reserve	20,683	24,158	60,320	25,694
Net unrealized income on asset available for sale, net of tax	29,366	-	29,366	-
Movement in foreign currency translation reserve related to equity-accounted investments	-	-	(227)	-
Total other comprehensive income, net of taxes	50,049	24,158	89,459	25,694

Comprehensive income	53,360	43,174	122,476	89,185
Less comprehensive income attributable to non- controlling interest	(473)	(649)	(1,274)	(2,330)
Comprehensive income attributable to Net1	$52,887	$42,525	$121,202	$86,855

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statement of Changes in Equity for the nine months ended March 31, 2018 (dollar amounts in thousands)

	Net 1 UEPS Technologies, Inc. Shareholders
			Number					Accumulated
	Number		of		Number of	Additional		Other	Total	Non-		Redeemable
	of		Treasury	Treasury	Shares, Net	Paid-In	Retained	Comprehensive	Net1	Controlling		Common Stock
	Shares	Amount	Shares	Shares	of Treasury	Capital	Earnings	(Loss) Income	Equity	Interest	Total	(Note 1)
Balance – July 1, 2017	81,261,029	$80	(24,891,292)	$(286,951)	56,369,737	$273,733	$773,276	$(162,569)	$597,569	$2,766	$600,335	$107,672

Restricted stock granted (Note 13)	611,411				611,411				-		-

Stock-based compensation charge (Note 13)						2,052			2,052		2,052

Reversal of stock compensation charge (Note 13)	(125,961)				(125,961)	(42)			(42)		(42)

Reversal of stock based- compensation charge related to equity-accounted investment						(207)			(207)		(207)

Net income							32,114		32,114	903	33,017

Other comprehensive income (Note 12)								89,088	89,088	371	89,459

Balance – March 31, 2018	81,746,479	$80	(24,891,292)	$(286,951)	56,855,187	$275,536	$805,390	$(73,481)	$720,574	$4,040	$724,614	$107,672

See Notes to Unaudited Condensed Consolidated Financial Statements

NET 1 UEPS TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cash flows from operating activities
Net income	$3,311	$19,016	$33,017	$63,491
Depreciation and amortization	9,341	10,290	27,030	31,117
Earnings from equity-accounted investments	(3,960)	(45)	(7,389)	(778)
Interest on Cedar Cellular note (Note 6)	(587)	-	(769)	-
Fair value adjustments	(110)	(50)	(209)	(61)
Interest payable	(17)	75	(264)	84
Facility fee amortized	120	27	467	94
(Profit) Loss on disposal of property, plant and equipment	(50)	(98)	71	(571)
Profit on disposal of business	-	-	(463)	-
Stock-based compensation charge (reversal), net (Note 13)	575	621	2,010	(68)
Dividends received from equity accounted investments	1,946	-	4,111	370
Impairment loss (Note 7)	19,865	-	19,865	-
Decrease (Increase) in accounts receivable, pre-funded social welfare grants receivable and finance loans receivable	42,558	(16,612)	9,422	(2,261)
Decrease (Increase) in inventory	1,072	3,893	(2,776)	308
Increase (Decrease) in accounts payable and other payables	2,827	(1,486)	5,775	(4,386)
Decrease in taxes payable	9,007	6,678	8,091	5,819
Decrease in deferred taxes	(653)	(506)	(225)	(1,752)
Net cash provided by operating activities	85,245	21,803	97,764	91,406
Cash flows from investing activities
Capital expenditures	(4,225)	(1,949)	(7,801)	(8,498)
Proceeds from disposal of property, plant and equipment	160	330	575	1,344
Investment in Cell C (Note 6)	-	-	(151,003)	-
Investment in equity of equity-accounted investments (Note 6)	(18,597)	-	(132,335)	-
Loans to equity-accounted investments (Note 6)	(10,635)	(2,000)	(10,635)	(12,044)
Acquisition of held to maturity investment (Note 6)	-	-	(9,000)	-
Investment in MobiKwik	-	-	-	(15,347)
Acquisitions, net of cash acquired	-	-	-	(4,651)
Other investing activities	-	-	(154)	-
Net change in settlement assets (Note 4)	43,222	(165,945)	280,390	54,827
Net cash provided by (used in) investing activities	9,925	(169,564)	(29,963)	15,631
Cash flows from financing activities
Long-term borrowings utilized (Note 10)	17,726	274	113,157	521
Repayment of long-term borrowings (Note 10)	(15,826)	-	(60,967)	(28,493)
Repayment of bank overdraft (Note 9)	(42,650)	-	(56,993)	-
Proceeds from bank overdraft (Note 9)	9,802	-	42,372	-
Guarantee fee paid (Note 10)	(202)	-	(754)	(1,145)
Proceeds from issue of common stock	-	45,629	-	45,629
Acquisition of treasury stock (Note 11)	-	-	-	(32,081)
Dividends paid to non-controlling interest	-	-	-	(613)
Net change in settlement obligations (Note 4)	(43,222)	165,955	(280,390)	(54,817)
Net cash (used in) provided by financing activities	(74,372)	211,858	(243,575)	(70,999)
Effect of exchange rate changes on cash	1,478	4,719	4,489	8,025
Net increase (decrease) in cash, cash equivalents and restricted cash	22,276	68,816	(171,285)	44,063
Cash, cash equivalents and restricted cash – beginning of period	64,896	198,891	258,457	223,644
Cash, cash equivalents and restricted cash – end of period (1)	$87,172	$267,707	$87,172	$267,707

See Notes to Unaudited Condensed Consolidated Financial Statements

(1) Cash, cash equivalents and restricted cash as of March 31, 2017, includes restricted cash of approximately $44.7 million related to the guarantee issued by FirstRand Bank Limited (acting through its Rand Merchant Bank division). This cash was placed into an escrow account and was considered restricted as to use and therefore was classified as restricted cash. The restriction lapsed upon expiry of the guarantee.

NET 1 UEPS TECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
for the three and nine months ended March 31, 2018 and 2017
(All amounts in tables stated in thousands or thousands of U.S. dollars, unless otherwise stated)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for Quarterly Reports on Form 10-Q and include all of the information and disclosures required for interim financial reporting. The results of operations for the three and nine months ended March 31, 2018 and 2017, are not necessarily indicative of the results for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. During the three months ended December 31, 2017, the Company reclassified redeemable common stock out of total equity because redeemable common stock is required to be presented outside of permanent equity. The Company has restated these amounts in its unaudited condensed consolidated balance sheet as at June 30, 2017 and unaudited condensed consolidated statement of changes in equity for the nine months ended March 31, 2018. The reclassification resulted in a decrease in total equity by approximately $107.7 million and an increase in redeemable common stock, presented outside of permanent equity, of approximately $107.7 million. This reclassification had no impact on the Company’s previously reported consolidated income, comprehensive income or cash flows.

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

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes. This guidance requires that deferred tax liabilities and assets are to be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This guidance is effective for the Company beginning July 1, 2017, and has been applied on a prospective basis. The adoption of this guidance has resulted in the reclassification of current deferred tax assets and liabilities as non-current deferred tax assets and liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2018. Prior period current deferred tax assets have not been reclassified as non-current in the unaudited condensed consolidated balance sheet as of June 30, 2017.

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

Recent accounting pronouncements not yet adopted as of March 31, 2018

In May 2014, the FASB issued guidance regarding Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was originally set to be effective for the Company beginning July 1, 2017, however in August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers to December 2017. Public companies may elect to adopt the standard along the original timeline.

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

Recent accounting pronouncements not yet adopted as of March 31, 2018 (continued)

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

2.	Pre-funded social welfare grants receivable

Pre-funded social welfare grants receivable represents primarily amounts pre-funded by the Company to certain merchants participating in the merchant acquiring system. The April 2018 payment service commenced on April 3, 2018, but the Company pre-funded certain merchants participating in the merchant acquiring systems on March 31, 2018. The July 2017 payment service commenced on July 1, 2017, but the Company pre-funded certain merchants participating in the merchant acquiring systems on the last day of June 2017.

3.	Inventory

The Company’s inventory comprised the following category as of March 31, 2018 and June 30, 2017.

	March 31,	June 30,
	2018	2017
Finished goods	$11,808	$8,020
	$11,808	$8,020

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

Risk management

The Company manages its exposure to currency exchange, translation, interest rate, customer concentration, credit and equity price and liquidity risks as discussed below.

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

Microlending credit risk

The Company is exposed to credit risk in its microlending activities, which provide unsecured short-term loans to qualifying customers. The Company manages this risk by performing an affordability test for each prospective customer and assigning a “creditworthiness score”, which takes into account a variety of factors such as other debts and total expenditures on normal household and lifestyle expenses.

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

Financial instruments (continued)

Asset measured at fair value using significant unobservable inputs – investment in Cell C

The Company's Level 3 asset represents an investment of 75,000,000 class “A” shares in Cell C (Pty) Limited (“Cell C”), a leading mobile telecoms provider in South Africa (refer to Note 6). The Company has designated such shares as available for sale investments. Cell C shares are not listed on an exchange and there is no readily determinable market value for the shares. The Company has developed an adjusted EV/EBITDA multiple valuation model in order to determine the fair value of the Cell C shares. The primary inputs to the valuation model are Cell C’s adjusted EBITDA for the 12 months ended December 31, 2017, of ZAR 3.7 billion ($309.0 million, translated at exchange rates applicable as of March 31, 2018), an EBITDA multiple of 7.20, Cell C’s net external debt of ZAR 8.2 billion ($691.6 million, translated at exchange rates applicable as of March 31, 2018) and a marketability discount of 10% as Cell C is not yet listed. The EBITDA multiple was determined based on an analysis of Cell C’s peer group, which comprises the primary mobile operators (Vodacom and MTN) in the South African marketplace. The fair value of Cell C utilizing the adjusted EV/EBITDA valuation model developed by the Company is sensitive to the following inputs: (i) the Company’s determination of adjusted EBITDA (ii) the EBITDA multiple used and (iii) the marketability discount used. Utilization of different inputs, or changes to these inputs, may result in significant higher or lower fair value measurement.

The fair value of the Cell C shares as of March 31, 2018, represented approximately 15% of the Company’s total assets, including these shares. The Company expects to hold these shares for an extended period of time and it is not concerned with short-term equity price volatility with respect to these shares provided that the underlying business, economic and management characteristics of the company remain sound.

Derivative transactions - Foreign exchange contracts

As part of the Company’s risk management strategy, the Company enters into derivative transactions to mitigate exposures to foreign currencies using foreign exchange contracts. These foreign exchange contracts are over-the-counter derivative transactions. Substantially all of the Company’s derivative exposures are with counterparties that have long-term credit ratings of “BB+” (or equivalent) or better. The Company uses quoted prices in active markets for similar assets and liabilities to determine fair value (Level 2). The Company has no derivatives that require fair value measurement under Level 1 or 3 of the fair value hierarchy. The Company had no outstanding foreign exchange contracts as of March 31, 2018 and June 30, 2017, respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2018, according to the fair value hierarchy:

	Quoted price in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment in Cell C	$-	$-	$206,970	$206,970
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	701	-	-	701
Fixed maturity investments (included in cash and cash equivalents)	9,230	-	-	9,230
Other	-	40	-	40
Total assets at fair value	$9,931	$40	$206,970	$216,941

5.	Fair value of financial instruments (continued)

Financial instruments (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2017, according to the fair value hierarchy:

	Quoted Price	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Related to insurance business:
Cash and cash equivalents (included in other long-term assets)	$627	$-	$-	$627
Fixed maturity investments (included in cash and cash equivalents)	5,160	-	-	5,160
Other	-	37	-	37
Total assets at fair value	$5,787	$37	$-	$5,824

There have been no transfers in or out of Level 3 during the three and nine months ended March 31, 2018 and 2017, respectively.

Assets and liabilities measured at fair value on a nonrecurring basis

The Company measures its assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The Company has no liabilities that are measured at fair value on a nonrecurring basis. The Company reviews the carrying values of its assets when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the Company’s assets are determined using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value and the excess is determined to be other-than-temporary. The Company has not recorded any impairment charges during the reporting periods presented herein.

6.	Equity-accounted investments and other long-term assets

Equity-accounted investments

The Company’s ownership percentage in its equity-accounted investments as of March 31, 2018 and June 30, 2017, was as follows:

	March 31,	June 30,
	2018	2017
DNI-4PL (Pty) Ltd (“DNI”)	49%	-
Bank Frick & Co AG (“Bank Frick”)	35%	-
Finbond Group Limited (“Finbond”)	26%	26%
OneFi Limited (formerly KZ One) (“OneFi”)	25%	25%
SmartSwitch Namibia (Pty) Ltd (“SmartSwitch Namibia”)	50%	50%
Walletdoc Proprietary Limited (“Walletdoc”)	20%	20%

On July 27, 2017, the Company subscribed for 44,999,999 ordinary A shares in DNI, representing a 45% voting and economic interest in DNI, for a subscription price of ZAR 945.0 million ($72.0 million) in cash. On March 9, 2018, the Company subscribed for an additional 4,000,000 ordinary A shares in DNI for a subscription price of ZAR 89.3 million ($7.5 million), in cash, which increased its voting and economic interest in DNI as of March 31, 2018, to 49%.

On March 9, 2018, the Company agreed to subscribe for an additional 6,000,000 ordinary A shares in DNI for an aggregate subscription price of ZAR 126.0 million ($10.7 million, translated at exchange rates applicable as of March 31, 2018), which will increase its voting and economic interest to 55% in DNI. The subscription is subject to certain conditions, including obtaining South African Competition Commission approval. On March 9, 2018, the Company provided DNI with an interest-free loan of ZAR 126.0 million ($10.6 million) which is repayable at the earlier of June 30, 2018, or within twenty days of the 6,000,000 ordinary A share subscription agreement (i) becoming unconditional, (ii) lapsing because the Competition Commission prohibits the subscription, or (iii) the agreement is cancelled for any reason. The loan is included in accounts receivable, net, as of March 31, 2018, on the Company’s unaudited condensed consolidated balance sheet. As described in Note 10, on March 9, 2018, the Company obtained financing to partially fund the acquisition of 4,000,000 ordinary A DNI shares and to provide the loan to DNI.

6.	Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Under the terms of the July 27, 2017, agreement, the Company agreed to pay to DNI an additional amount of up to ZAR 360.0 million ($30.4 million), in cash, subject to the achievement of certain performance targets by DNI. In connection with the subscription agreements executed in March 2018, the Company agreed to increase the total additional amount from up to ZAR 360.0 million to up to ZAR 380.0 million ($32.1 million) following the purchase of the additional 4,000,000 shares and further agreed to increase the total additional amount from up to ZAR 380.0 million to up to ZAR 400.0 million ($33.8 million) if the Company subscribes for the additional 6,000,000 shares. Therefore the maximum additional amount that is payable is ZAR 400.0 million if all subscriptions are completed. The Company has not accrued for any of this contingent consideration as of March 31, 2018. Net1 SA pledged, among other things, its entire equity interest in DNI as security for the South African facilities described in Note 10. All amounts denominated in ZAR have been translated at exchange rates applicable as of March 31, 2018.

On October 2, 2017, the Company acquired a 30% interest in Bank Frick, a fully licensed bank based in Balzers, Liechtenstein, from the Kuno Frick Family Foundation (“Frick Foundation”) for approximately CHF 39.8 million ($40.9 million) in cash. On February 9, 2018, the Company purchased an additional 5% in Bank Frick from the Frick Foundation for CHF 10.4 million ($11.1 million) and the Frick Foundation contributed approximately CHF 3.8 million ($4.1 million) to Bank Frick to facilitate the development of Bank Frick’s Fintech and blockchain businesses. The Company has an option, exercisable until October 2, 2019, to acquire an additional 35% interest in Bank Frick.

Bank Frick provides a complete suite of banking services, with one of its key strategic pillars being the provision of payment services and funding of financial technology opportunities. Bank Frick holds acquiring licenses from both Visa and MasterCard and operates a branch in London. The Company and Bank Frick have jointly identified several funding opportunities, including for the Company’s card issuing and acquiring and transaction processing activities as well as new opportunities in blockchain and crypto-currencies. The investment in Bank Frick has the potential to provide the Company with a stable, long-term and strategic relationship with a fully-licensed bank.

As of March 31, 2018, the Company owned 205,483,967 shares in Finbond. Finbond is listed on the Johannesburg Stock Exchange and its closing price on March 29, 2018, the last trading day of the quarter, was R4.00 per share. The market value of the Company’s holding in Finbond on March 31, 2018 was ZAR 821.9 million ($69.5 million translated at exchange rates applicable as of March 31, 2018). On July 13, 2017, the Company acquired an additional 3.6 million shares in Finbond for approximately ZAR 11.2 million ($0.8 million). On July 17, 2017, the Company, pursuant to its election, received an additional 4,361,532 shares in Finbond as a capitalization share issue in lieu of a dividend.

On October 7, 2016, the Company provided a loan of ZAR 139.2 million ($10.0 million, translated at the foreign exchange rates applicable on the date of the loan) to Finbond in order to partially finance Finbond’s expansion strategy in the United States. Interest on the loan is payable quarterly in arrears and is based on the London Interbank Offered Rate (“LIBOR”) in effect from time to time plus a margin of 12.00% . The LIBOR rate was 2.31175% on March 29, 2018.

The loan was initially set to mature at the earlier of Finbond concluding a rights offer or February 28, 2017, but the agreement was subsequently amended to extend the repayment date to on or before February 28, 2018, or such later date as may be mutually agreed by the parties in writing. The Company had the right to elect for the loan to be repaid in either Finbond ordinary shares, including through a rights offering, (in accordance with an agreed mechanism) or in cash. The Company is required to make a repayment election within 180 days after the repayment date otherwise the repayment election will automatically default to repayment in ordinary shares. Finbond undertook to perform all necessary steps reasonably required to effect the issuance of shares to settle the repayment of the loan if that option is elected by the Company.

In March 2018, the parties amended the agreement to extend the repayment date from February 28, 2018 to August 31, 2018, and to finalize certain matters related to the rights offering mechanism and determining the maximum number of shares that Finbond would issue to parties participating in a rights offering. On March 23, 2018, Finbond publicly announced that it had commenced a rights offering process and that the proceeds of the offering would be used to settle certain loans, including the loan due to the Company. The loan is included in equity accounted investments as of March 31, 2018, and accounts receivable, net, as of June 30, 2017, on the Company’s unaudited condensed consolidated balance sheet. The rights offering closed on April 20, 2018. The Company agreed to underwrite the Finbond rights offer up to an amount of 55,585,514 shares and from April 23, 2018, now owns 261,069,481 Finbond shares, representing approximately 27.6% of Finbond’s issued and outstanding ordinary shares after the rights offering.

The Company provided a credit facility of up to $10 million in the form of convertible debt to OneFi, of which $2 million was drawn as of March 31, 2018 and June 30, 2017. In April 2018, an additional $1.0 million was drawn under the credit facility.

6.	Equity-accounted investments and other long-term assets (continued)

Equity-accounted investments (continued)

Summarized below is the movement in equity-accounted investments during the nine months ended March 31, 2018:

		Bank
	DNI	Frick	Finbond	Other(1)	Total
Investment in equity:
Balance as of June 30, 2017	$-	$-	$18,961	$6,742	$25,703
Acquisition of shares	79,541	51,949	1,941	-	133,431
Stock-based compensation	-	-	(207)	-	(207)
Comprehensive income (loss):	5,202	975	874	111	7,162
Other comprehensive loss	-	-	(227)	-	(227)
Equity accounted earnings (loss)	5,202	975	1,101	111	7,389
Share of net income (loss)	6,868	1,234	1,931	111	10,144
Amortization of acquired intangible assets	(2,315)	(342)	-	-	(2,657)
Deferred taxes on acquired intangible assets	649	83	-	-	732
Dilution resulting from corporate transactions	-	-	(830)	-	(830)
Dividends received	(1,765)	(1,946)	(1,096)	(400)	(5,207)
Foreign currency adjustment(2)	7,917	639	2,127	(489)	10,194
Balance as of March 31, 2018	$90,895	$51,617	$22,600	$5,964	$171,076

Investment in loans:
Balance as of June 30, 2017	$-	$-	$-	$2,159	$2,159
Transfer from accounts receivable, net	-	-	11,772	-	11,772
Foreign currency adjustment(2)	-	-	-	16	16
Balance as of March 31, 2018	$-	$-	$11,772	$2,175	$13,947

			Equity	Loans	Total
Carrying amount as of:
June 30, 2017			$25,703	$2,159	$27,862
March 31, 2018			$171,076	$13,947	$185,023

(1) Includes OneFi, SmartSwitch Namibia and Walletdoc;

(2) The foreign currency adjustment represents the effects of the fluctuations of the South African rand, Nigerian naira and Namibian dollar, against the U.S. dollar on the carrying value.

Other long-term assets

Summarized below is the breakdown of other long-term assets as of March 31, 2018, and June 30, 2017:

	March 31,	June 30,
	2018	2017

Investment in 15% of Cell C (Pty) Limited (“Cell C”), at fair value	$206,970	$-
Investment in 12% of One MobiKwik Systems Private Limited (“MobiKwik”), at cost	28,391	26,317
Total equity investments	235,361	26,317
Investment in 7.625% of Cedar Cellular Investment 1 (RF) (Pty) Ltd 8.625% notes due in 2022	9,769	-
Total held to maturity investments	9,769	-
Long-term portion of payments to agents in South Korea amortized over the contract period	19,447	17,290
Policy holder assets under investment contracts (Note 8)	701	627
Reinsurance assets under insurance contracts Note 8)	224	191
Other long-term assets	5,683	5,271
Total other long-term assets	$271,185	$49,696

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

Other long-term assets (continued)

The Company has signed a subscription agreement with MobiKwik, which is India’s largest independent mobile payments network, with over 65 million users and two million merchants. Pursuant to the subscription agreement, the Company agreed to make an equity investment of up to $40.0 million in MobiKwik over a 24 month period. The Company made an initial $15.0 million investment in August 2016 and a further $10.6 million investment in June 2017, under this subscription agreement. As of June 30, 2017, the Company owned approximately 13.5% of MobiKwik. In August 2017, MobiKwik raised additional funding through the issuance of additional shares to a new shareholder at a 90% premium to the Company’s investments and the Company’s percentage ownership was diluted to 12.0%, which also represents the Company’s ownership as of March 31, 2018. In addition, through a technology agreement, the Company’s Virtual Card technology will be integrated across all MobiKwik wallets in order to provide ubiquity across all merchants in India, and as part of the Company’s continued strategic relationship, a number of our other products including our digital banking platform, are expected to be deployed by MobiKwik over the next year.

In December 2017, the Company purchased, for cash, $9.0 million of notes, with a face value of $20.5 million, issued by Cedar Cellular Investment 1 (RF) (Pty) Ltd (“Cedar Cellular”), a Cell C shareholder, representing 7.625% of the issuance. The investment in the notes was made in connection with the Cell C investment discussed above. The notes bear interest semi-annually at 8.625% per annum on the face value and interest is payable in cash or deferred, at Cedar Cellular’s election, for payment on the maturity date. The notes mature on August 2, 2022. The notes are secured by all of Cedar Cellular’s investment in Cell C (59,000,000 class “A” shares) and the fair value of the Cell C shares pledged exceeds the carrying value of the notes as of March 31, 2018. The notes are listed on The International Stock Exchange. The Company has elected to treat the investment in the notes as held to maturity securities.

Summarized below are the components of the Company’s available for sale and held to maturity investments as of March 31, 2018:

		Unrealized	Unrealized
		holding	holding	Carrying
	Cost basis	gains	losses	value
Available for sale:
Investment in Cell C	$169,127	$37,843	$-	$206,970
Held to maturity:
Investment in Cedar Cellular notes	9,000	769	-	9,769
Total	$178,127	$38,612	$-	$216,739

The Company had no available for sale or held to maturity investments as of June 30, 2017.

Contractual maturities of held to maturity investments

Summarized below are the contractual maturities of the Company’s held to maturity investment as of March 31, 2018:

	Cost	Estimated
	basis	fair value
Due in one year or less	$-	$-
Due in one year through five years	9,000	9,769
Due in five years through ten years	-	-
Due after ten years	-	-
Total	$9,000	$9,769

7.	Goodwill and intangible assets, net

Goodwill

Summarized below is the movement in the carrying value of goodwill for the nine months ended March 31, 2018:

		Accumulated	Carrying
	Gross value	impairment	value
Balance as of June 30, 2017	$188,833	$-	$188,833
Impairment of goodwill	-	(19,865)	(19,865)
Foreign currency adjustment(1)	13,566	-	13,566
Balance as of March 31, 2018	$202,399	$(19,865)	$182,534

(1) – Represents the effects of the fluctuations of the South African rand, euro and the Korean won, against the U.S. dollar on the carrying value.

7.	Goodwill and intangible assets, net (continued)

Goodwill (continued)

Goodwill has been allocated to the Company’s reportable segments as follows:

	South		Financial
	African	International	inclusion and
	transaction	transaction	applied	Carrying
	processing	processing	technologies	value
Balance as of June 30, 2017	$23,131	$140,570	$25,132	$188,833
Impairment of goodwill	-	(19,865)	-	(19,865)
Foreign currency adjustment(1)	2,404	9,155	2,007	13,566
Balance as of March 31, 2018	$25,535	$129,860	$27,139	$182,534

(1) – Represents the effects of the fluctuations of the South African rand, euro and the Korean won, against the U.S. dollar on the carrying value.

Impairment loss

The Company assesses the carrying value of goodwill for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. The Company performs its annual impairment test as at June 30 of each year. During the three and nine months ended March 31, 2018, the Company recognized an impairment loss of approximately $19.9 million related to goodwill allocated to the Masterpayment business within its international transaction processing operating segment as a result of changes to the operating model of Masterpayment. During the second quarter of fiscal 2018, the Company re-evaluated the operating performance and ongoing viability of Masterpayment’s working capital financing and supply chain solutions offering and determined to exit this portion of its business. While the Company believed that it could scale this offering in the medium to long-term by focusing on customers and industries outside Masterpayment’s initial target market, this standalone offering did not fit the Company’s strategy of providing payment solutions and working capital to small and medium-sized merchants. In order to focus on the Company’s stated international strategy, the Company decided to wind-down the traditional working capital finance book issued to non-payment solutions customers. During the third quarter of fiscal 2018, the Company evaluated Masterpayment’s business strategy and following the wind-down referred to above, it has determined that Masterpayment is unlikely to deliver the financial results or cash flows previously anticipated. The Company and two of Masterpayment’s senior managers have agreed, by mutual consent, that with effect from the end of March 2018, the managers terminated their employment with Masterpayment in order to dedicate themselves to new professional tasks.

In order to determine the amount of goodwill impairment, the estimated fair value of the Company’s Masterpayment business was allocated to the individual fair value of the assets and liabilities of Masterpayment as if it had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The allocation of the fair value of Masterpayment required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

A further deterioration in the international transaction processing operating segment, or in any other of the Company’s businesses, may lead to additional impairments in future periods.

7.	Goodwill and intangible assets, net (continued)

Intangible assets, net

Carrying value and amortization of intangible assets

Summarized below is the carrying value and accumulated amortization of the intangible assets as of March 31, 2018 and June 30, 2017:

	As of March 31, 2018			As of June 30, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Finite-lived intangible assets:
Customer relationships	$106,620	$(78,746)	$27,874	$99,209	$(65,595)	$33,614
Software and unpatented
technology	35,265	(34,242)	1,023	33,273	(31,112)	2,161
FTS patent	3,240	(3,240)	-	2,935	(2,935)	-
Exclusive licenses	4,506	(4,506)	-	4,506	(4,506)	-
Trademarks	7,493	(5,799)	1,694	6,972	(4,759)	2,213
Total finite-lived intangible assets	157,124	(126,533)	30,591	146,895	(108,907)	37,988
Indefinite-lived intangible assets:
Financial institution license	837	-	837	776	-	776
Total indefinite-lived intangible assets	837	-	837	776	-	776
Total intangible assets	$157,961	$(126,533)	$31,428	$147,671	$(108,907)	$38,764

Aggregate amortization expense on the finite-lived intangible assets for the three months ended March 31, 2018 and 2017, was approximately $3.0 million and $3.7 million, respectively. Aggregate amortization expense on the finite-lived intangible assets for the nine months ended March 31, 2018 and 2017, was approximately $8.8 million and $10.2 million, respectively.

Future estimated annual amortization expense for the next five fiscal years and thereafter, assuming exchange rates that prevailed on March 31, 2018, is presented in the table below. Actual amortization expense in future periods could differ from this estimate as a result of acquisitions, changes in useful lives, exchange rate fluctuations and other relevant factors.

Fiscal 2018	$12,915
Fiscal 2019	11,445
Fiscal 2020	10,727
Fiscal 2021	4,620
Fiscal 2022	85
Thereafter	345
Total future estimated annual amortization expense	$40,137

8.	Reinsurance assets and policyholder liabilities under insurance and investment contracts

Reinsurance assets and policyholder liabilities under insurance contracts

Summarized below is the movement in reinsurance assets and policyholder liabilities under insurance contracts during the nine

	Reinsurance	Insurance
	assets(1)	contracts(2)
Balance as of June 30, 2017	$191	$(1,611)
Increase in policyholder benefits under insurance contracts	1,276	(7,881)
Claims and policyholders’ benefits under insurance contracts .	(1,263)	7,691
Foreign currency adjustment(3)	20	(168)
Balance as of March 31, 2018	$224	$(1,969)

(1) Included in other long-term assets.
(2) Included in other long-term liabilities.
(3) Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

8.	Reinsurance assets and policyholder liabilities under insurance and investment contracts (continued)

Reinsurance assets and policyholder liabilities under insurance contracts (continued)

The Company has agreements with reinsurance companies in order to limit its losses from certain insurance contracts, however, if the reinsurer is unable to meet its obligations, the Company retains the liability.

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

Assets and policyholder liabilities under investment contracts

Summarized below is the movement in assets and policyholder liabilities under investment contracts during the nine months ended March 31, 2018:

		Investment
	Assets(1)	contracts(2)
Balance as of June 30, 2017	$627	$(627)
Increase in policyholder benefits under investment contracts	9	(9)
Foreign currency adjustment(3)	65	(65)
Balance as of March 31, 2018	$701	$(701)

(1) Included in other long-term assets.
(2) Included in other long-term liabilities.
(3) Represents the effects of the fluctuations between the ZAR against the U.S. dollar.

The Company does not offer any investment products with guarantees related to capital or returns.

9.	Short-term credit facilities

Summarized below are the Company’s available short-term facilities and the amounts utilized as of March 31, 2018 and June 30, 2017, all amounts below were translated at the exchange rates applicable as of the date presented:

	March 31, 2018		June 30, 2017
	Available	Utilized	Available	Utilized

United States:
Bank Frick(1)	$10,000	$3,400	$-	$-
Europe:
Bank Frick(1)	-	-	66,579	16,579
South Africa:
Nedbank Limited	33,800	9,136	30,600	10,000
Overdraft facility(1)	21,100	-	19,109	-
Indirect and derivative facilities (Note 18)	$12,700	$9,136	$11,491	$10,000

(1) Utilized amount included in short-term facilities on the unaudited condensed consolidated balance sheets.

United States

On January 29, 2018, the Company obtained a $10.0 million overdraft facility from Bank Frick. The interest rate on the facilities is 4.50% plus 3-month US Dollar LIBOR and interest is payable quarterly commencing on March 31, 2018. The 3-month US Dollar LIBOR rate was 2.31175% on March 29, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice. The facility is secured by a pledge of the Company’s investment in Bank Frick. As of March 31, 2018, the Company had utilized approximately $3.4 million of this facility.

9.	Short-term credit facilities (continued)

Europe

The Company had obtained EUR 40.0 million and CHF 20 million revolving overdraft facilities from Bank Frick during the year ended June 30, 2017. The Company assigned all claims against amounts due from Masterpayment customers, which have been financed from the CHF 20 million facility, plus all secondary rights and preferential rights as collateral for this facility to Bank Frick. Masterpayment was required to open a primary business account with Bank Frick and this account was pledged to Bank Frick as collateral for the EUR 40 million facility. Net1 stood as guarantor for both of these facilities. The facilities were settled in full in January 2018 and were terminated in February 2018. As of June 30, 2017, the Company had utilized approximately CHF 15.9 million ($16.6 million) of the CHF 20 million facility and had not utilized any of the EUR 40 million facility. All amounts have been translated at exchange rates applicable as of June 30, 2017.

South Africa

The aggregate amount of the Company’s short-term South African credit facility with Nedbank Limited was ZAR 400 million ($33.8 million) and consists of (i) a primary amount of up to ZAR 200 million ($16.9 million, and (ii) a secondary amount of up to ZAR 200 million ($16.9 million). The primary amount comprises an overdraft facility of up to ZAR 50 million ($4.2 million) and indirect and derivative facilities of up to ZAR 150 million ($12.7 million), which include letters of guarantee, letters of credit and forward exchange contracts. All amounts denominated in ZAR and translated at exchange rates applicable as of March 31, 2018.

As of March 31, 2018, the interest rate on the overdraft facility was 8.85% . The Company has ceded its investment in Cash Paymaster Services Proprietary Limited (“CPS”), a South African subsidiary, as security for its repayment obligations under the facility. A commitment fee of 0.35% per annum is payable on the monthly unutilized amount of the overdraft portion of the short-term facility. The Company is required to comply with customary non-financial covenants, including, without limitation, covenants that restrict its ability to dispose of or encumber its assets, incur additional indebtedness or engage in certain business combinations.

As of each of March 31, 2018 and June 30, 2017, respectively, the Company had not utilized any of its overdraft facility. As of March 31, 2018, the Company had utilized approximately ZAR 108.0 million ($9.1 million, translated at exchange rates applicable as of March 31, 2018) of its ZAR 150 million indirect and derivative facilities to enable the bank to issue guarantees, including stand-by letters of credit, in order for the Company to honor its obligations to third parties requiring such guarantees (refer to Note 18). As of June 30, 2017, the Company had utilized approximately ZAR 130.5 million ($10.0 million, translated at exchange rates applicable as of June 30, 2017) of its ZAR 150 million indirect and derivative facilities.

10.	Long-term borrowings

South Africa

The Company’s South African long-term facility agreement is described in Note 14 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017. As of March 31, 2018, $75.5 million was outstanding under the Company’s South African long-term facility agreement, and the carrying amount of the long-term borrowings approximated fair value. On March 8, 2018, the Company amended its South African long-term facility to include an additional term loan of up to ZAR 210.0 million (approximately $17.8 million translated at exchange rates applicable as of March 31, 2018). This loan matures on March 31, 2020. Interest on the ZAR 210 million term loan is payable on the last day of March, June, September and December of each year and on the final maturity date based on the Johannesburg Interbank Agreed Rate (“JIBAR”) in effect from time to time plus a margin of 2.75% . The JIBAR has been set at 6.867% for the period to June 29, 2018, in respect of the loans provided under the South African long-term facilities agreement.

On July 26, 2017, the Company utilized ZAR 1.25 billion (approximately $92.2 million) of its South African long-term facility to partially fund the acquisition of 15% of Cell C. On March 9, 2018, the Company utilized ZAR 84.0 million (approximately $7.1 million) of its new ZAR 210 million South African long-term facility to partially fund the acquisition of a further 4.0% in DNI and the balance of the facility to extend a ZAR 126.0 million (approximately $10.6 million) loan to DNI (refer to Note 6).

Principal repayments of the facilities are due in twelve quarterly installments commencing on September 29, 2017 and the Company has made scheduled repayments of ZAR 562.5 million ($44.4 million) during the nine months ended March 31, 2018. The next scheduled principal payment will be made on June 29, 2018. The amount to be paid will be either (i) ZAR 324.0 million ($27.4 million) if the Company is unable to proceed with its acquisition of a further 6% in DNI or (ii) ZAR 213.8 million ($18.1 million) if the Company concludes its investment, all amounts translated at exchange rates applicable as of March 31, 2018.

The Company paid a non-refundable origination fee of approximately ZAR 6.3 million ($0.6 million) in August 2017 and a non-refundable origination fee of ZAR 2.4 million ($0.2 million) in March 2018. Interest expense incurred during the three and nine months ended March 31, 2018, was $1.9 million and $5.5 million, respectively. During the three and nine months ended March 31, 2018, $0.1 million and $0.3 million, respectively, of prepaid facility fees were amortized.

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

Interest expense incurred during the three months ended March 31, 2017, was $0.3 million. Interest expense incurred during the nine months ended March 31, 2018 and 2017, was $0.4 million and $0.9 million, respectively. Prepaid facility fees amortized during the three months ended March 31, 2017, was $0.03 million. Prepaid facility fees amortized during the nine months ended March 31, 2018 and 2017, was $0.1 million and $0.09 million, respectively.

11.	Capital structure

The following table presents a reconciliation between the number of shares, net of treasury, presented in the unaudited condensed consolidated statement of changes in equity during the nine months ended March 31, 2018 and 2017, respectively, and the number of shares, net of treasury, excluding non-vested equity shares that have not vested during the nine months ended March 31, 2018 and 2017, respectively:

	March 31,	March 31,
	2018	2017

Number of shares, net of treasury:
Statement of changes in equity	56,855,187	57,590,085
Less: Non-vested equity shares that have not vested (Note 13)	(934,673)	(904,356)
Number of shares, net of treasury excluding non-vested equity shares that have not vested	55,920,514	56,685,729

Common stock repurchases

Executed under share repurchase authorizations

The Company did not repurchase any of its shares during the three and nine months ended March 31, 2018, or during the three months ended March 31, 2017.

In February 2016, the Company’s board of directors approved the replenishment of its share repurchase authorization to repurchase up to an aggregate of $100 million of common stock. The authorization has no expiration date. On June 29, 2016, the Company adopted a Rule 10b5-1 trading plan for the purpose of repurchasing approximately $50 million of its common stock, which was included within the original share repurchase authorization. During the nine months ended March 31, 2017, the Company repurchased 3,137,609 shares for approximately $31.6 million under its share repurchase authorizations.

12.	Accumulated other comprehensive loss

The table below presents the change in accumulated other comprehensive (loss) income per component during the nine months ended March 31, 2018:

	Nine months ended
	March 31, 2018
		Accumulated
		net
		unrealized
	Accumulated	income on
	foreign	asset
	currency	available for
	translation	sale, net of
	reserve	tax	Total

Balance as of June 30, 2017	$(162,569)	$-	$(162,569)
Movement in foreign currency translation reserve related to equity accounted investment	(227)	-	(227)
Unrealized income on asset available for sale, net of tax of $8,477 .	-	29,366	29,366
Movement in foreign currency translation reserve	59,949	-	59,949
Balance as of March 31, 2018	$(102,847)	$29,366	$(73,481)

There were no reclassifications from accumulated other comprehensive loss to comprehensive (loss) income during the three and nine months ended March 31, 2018 or 2017.

13.	Stock-based compensation

Options

The following table summarizes stock option activity for the nine months ended March 31, 2018 and 2017:

			Weighted
		Weighted	average		Weighted
		average	remaining	Aggregate	average
		exercise	contractual	intrinsic	grant date
	Number of	price	term	value	fair value
	shares	($)	(in years)	($’000)	($)

Outstanding – June 30, 2017	846,607	13.87	3.80	486
Forfeitures	(37,333)	11.23
Outstanding – March 31, 2018	809,274	13.99	2.92	427

Outstanding – June 30, 2016	2,077,524	15.92	3.65	926
Exercised	(68,740)	9.15		882
Expired unexercised	(474,443)	22.51
Outstanding – March 31, 2017 .	1,534,341	14.19	3.88	2,150

No stock options were awarded during the three and nine months ended March 31, 2018 or 2017. There were no forfeitures during the three months ended March 31, 2018. During the nine months ended March 31, 2018, employees forfeited 37,333 stock options. There were no forfeitures during the three and nine months ended March 31, 2017; however, during the nine months ended March 31, 2017, 474,443 stock options awarded in August 2006, expired unexercised.

13.	Stock-based compensation

Stock option and restricted stock activity (continued)

Options (continued)

These options have an exercise price range of $7.35 to $24.46.

The following table presents stock options that are exercisable as of March 31, 2018:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Number of	price	term	value
	shares	($)	(in years)	($’000)
Exercisable – March 31, 2018	809,274	13.99	2.92	427

No stock options became exercisable during the three months ended March 31, 2018 and 2017, respectively. During the nine months ended March 31, 2018 and 2017, respectively, 105,982 and 154,803 stock options became exercisable. The Company issues new shares to satisfy stock option exercises.

Restricted stock

The following table summarizes restricted stock activity for the nine months ended March 31, 2018 and 2017:

	Number of	Weighted
	shares of	average grant
	restricted	date fair value
	stock	($’000)
Non-vested – June 30, 2017	505,473	11,173
Granted – August 2017	588,594	4,288
Granted – March 2018	22,817	234
Vested – August 2017	(56,250)	527
Forfeitures	(30,635)	358
Forfeitures – August and November 2014 awards with market conditions	(95,326)	1,133
Non-vested – March 31, 2018	934,673	9,608

Non-vested – June 30, 2016	589,447	7,622
Granted – August 2016	387,000	4,145
Vested – August 2016	(72,091)	735
Non-vested – March 31, 2017	904,356	11,142

The August 2017 grants comprise (i) 326,000 shares of restricted stock awarded to executive officers and employees that are subject to time-based vesting, (ii) 210,000 shares of restricted stock awarded to executive officers that are subject to market and time-based vesting, and (iii) 52,594 shares of restricted stock awarded to non-employee directors. The March 2018 grant relates to an award made to the Company’s new Chief Financial Officer. The August 2016 grants comprise 350,000 and 37,000 shares of restricted stock awarded to executive officers and non-employee directors, respectively.

The 326,000 shares of restricted stock will only vest if the recipient is employed by the Company on a full-time basis on August 23, 2020. The 52,594 shares of restricted stock awarded to non-employee directors will only vest if the recipient is a director on August 23, 2018. The 22,817 shares of restricted stock vest in two tranches, 11,409 will vest on March 1, 2019, and 11,408 will vest on March 1, 2020, subject to the Chief Financial Officer’s continued employment.

13.	Stock-based compensation

Stock option and restricted stock activity (continued)

Restricted stock (continued)

Market Conditions - Restricted Stock Granted in August 2017

The 210,000 shares of restricted stock awarded to executive officers in August 2017 are subject to time-based and performance-based (a market condition) vesting conditions and vest in full only on the date, if any, that the following conditions are satisfied: (1) the price of the Company’s common stock must equal or exceed certain agreed VWAP levels (as described below) during a measurement period commencing on the date that it files its Annual Report on Form 10-K for the fiscal year ended 2020 and ending on December 31, 2020 and (2) the recipient is employed by the Company on a full-time basis when the condition in (1) is met. If either of these conditions is not satisfied, then none of the shares of restricted stock will vest and they will be forfeited. The $23.00 price target represents an approximate 35% increase, compounded annually, in the price of the Company’s common stock on Nasdaq over the $9.38 closing price on August 23, 2017. The VWAP levels and vesting percentages related to such levels are as follows:

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

Performance Conditions - Restricted Stock Granted in August 2016

In August 2016 the Company awarded 350,000 shares of restricted stock to executive officers. In May 2017, the Company agreed to accelerate the vesting of 200,000 of these shares of restricted stock granted to the Company’s former Chief Executive Officer. The remaining 150,000 shares continue to be subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2019. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2019 (“2019 Fundamental EPS”), as follows:

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

Performance Conditions - Restricted Stock Granted in August 2015

In August 2015 the Company awarded 301,537 shares of restricted stock to executive officers and employees. These shares of restricted stock are subject to time-based and performance-based vesting conditions. In order for any of the shares to vest, the recipient must remain employed by the Company on a full-time basis on the date that it files its Annual Report on Form 10-K for the fiscal year ended June 30, 2018. If that condition is satisfied, then the shares will vest based on the level of Fundamental EPS the Company achieves for the fiscal year ended June 30, 2018 (“2018 Fundamental EPS”), as follows:

•	One-third of the shares will vest if the Company achieves 2018 Fundamental EPS of $2.88;
•	Two-thirds of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.30; and
•	All of the shares will vest if the Company achieves 2018 Fundamental EPS of $3.76.

13.	Stock-based compensation

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

During the three and nine months ended March 31, 2017, the Company reversed the stock-based compensation charge recognized to date related to the 301,537 shares of restricted stock because it believed that it was unlikely that the 2018 Fundamental EPS target would be achieved due to the dilutive impact on the fundamental EPS calculation as a result of issuance of the approximate 10 million shares to the IFC in May 2016.

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

Forfeiture of restricted stock awarded in August and November 2014 that did not achieve targeted market conditions

During the nine months ended March 31, 2018, restricted stock with market conditions awarded in August and November 2014, were forfeited, because the target market conditions were not achieved. The stock-based compensation charge related to these awards was not reversed upon forfeiture because these awards contained market conditions.

The fair value of restricted stock vesting during the nine months ended March 31, 2018 and 2017, respectively, was $0.5 million and $0.7 million.

Stock-based compensation charge and unrecognized compensation cost

The Company recorded a stock-based compensation charge during each of the three months ended March 31, 2018 and 2017 of $0.6 million, which comprised:

		Allocated to cost
		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Three months ended March 31, 2018
Stock-based compensation charge	$575	$-	$575
Total – three months ended March 31, 2018	$575	$-	$575

Three months ended March 31, 2017
Stock-based compensation charge	$621	$-	$621
Total – three months ended March 31, 2017	$621	$-	$621

13.	Stock-based compensation (continued)

Stock-based compensation charge and unrecognized compensation cost (continued)

The Company recorded a stock-based compensation charge (reversal) during the nine months ended March 31, 2018 and 2017 of $2.0 million and ($0.07 million), respectively, which comprised:

		of goods sold, IT	Allocated to
		processing,	selling, general
	Total	servicing and	and
	charge	support	administration
Nine months ended March 31, 2018
Stock-based compensation charge	$2,052	$-	$2,052
Reversal of stock compensation charge related to stock options forfeited	(42)	-	(42)
Total – nine months ended March 31, 2018	$2,010	$-	$2,010

Nine months ended March 31, 2017
Stock-based compensation charge	$1,759	$-	$1,759
Reversal of stock compensation charge related to restricted stock	(1,827)	-	(1,827)
Total – nine months ended March 31, 2017	$(68)	$-	$(68)

The stock-based compensation charges have been allocated to selling, general and administration based on the allocation of the cash compensation paid to the relevant employees.

As of March 31, 2018, there was no unrecognized compensation cost related to stock options because all stock options granted have vested. As of March 31, 2018, the total unrecognized compensation cost related to restricted stock awards was approximately $4.0 million, which the Company expects to recognize over approximately two years. This amount excludes the total unrecognized compensation cost as of March 31, 2018, of approximately $3.9 million, related to restricted stock awards that the Company expects will not vest due to it not achieving the 2018 Fundamental EPS. As of March 31, 2018, the cumulative unrecorded stock-based compensation charge related to these awards of restricted stock that the Company has determined are expected not to vest and has not expensed in its consolidated statement of operations is approximately $3.2 million.

As of March 31, 2018 and June 30, 2017, the Company recorded a deferred tax asset of approximately $0.7 million and $0.9 million, respectively, related to the stock-based compensation charge recognized related to employees of Net1. As of March 31, 2018, the Company has a valuation allowance of approximately $0.7 million related to the deferred tax asset because it does not believe that the stock-based compensation deduction would be utilized as it does not anticipate generating sufficient taxable income in the United States. The Company deducts the difference between the market value on date of exercise by the option recipient and the exercise price from income subject to taxation in the United States.

14.	Earnings per share

The Company has issued redeemable common stock which is redeemable at an amount other than fair value. Redemption of a class of common stock at other than fair value increases or decreases the carrying amount of the redeemable common stock and is reflected in basic earnings per share using the two-class method. There were no redemptions of common stock, or adjustments to the carrying value of the redeemable common stock during the three and nine months ended March 31, 2018 or 2017. Accordingly, the two-class method presented below does not include the impact of any redemption. The Company’s redeemable common stock is described in Note 15 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017.

Basic earnings per share include shares of restricted stock that meet the definition of a participating security because these shares are eligible to receive non-forfeitable dividend equivalents at the same rate as common stock. Basic earnings per share have been calculated using the two-class method and basic earnings per share for the three and nine months ended March 31, 2018 and 2017, reflects only undistributed earnings. The computation below of basic earnings per share excludes the net income attributable to shares of unvested restricted stock (participating non-vested restricted stock) from the numerator and excludes the dilutive impact of these unvested shares of restricted stock from the denominator.

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

The calculation of diluted earnings per share includes the dilutive effect of a portion of the restricted stock granted to employees in August 2014, November 2014, August 2015, August 2016, August 2017 and March 2018, as these shares of restricted stock are considered contingently returnable shares for the purposes of the diluted earnings per share calculation and the vesting conditions in respect of a portion of the restricted stock had been satisfied. The vesting conditions for awards made in March 2018, August 2017, August 2016 and August 2015 are discussed in Note 13 and the vesting conditions for all other awards are discussed in Note 18 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2017.

The following table presents net income attributable to Net1 (income from continuing operations) and the share data used in the basic and diluted earnings per share computations using the two-class method:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands except		(in thousands except
	percent and		percent and
	per share data)		per share data)
Numerator:
Net income attributable to Net1	$3,009	$18,392	$32,114	$61,665
Undistributed earnings	3,009	18,392	32,114	61,665
Percent allocated to common shareholders (Calculation 1)	98%	98%	98%	98%
Numerator for earnings per share: basic and diluted	$2,962	$18,064	$31,597	$60,609

Denominator:
Denominator for basic earnings per share: weighted-average common shares outstanding	55,828	53,666	55,874	52,054
Effect of dilutive securities:
Stock options	61	169	54	127
Denominator for diluted earnings per share: adjusted weighted average common shares outstanding and assumed conversion	55,889	53,835	55,928	52,181

Earnings per share:
Basic	$0.05	$0.34	$0.57	$1.16
Diluted	$0.05	$0.34	$0.56	$1.16

(Calculation 1)
Basic weighted-average common shares outstanding (A)	55,828	53,666	55,874	52,054
Basic weighted-average common shares outstanding and
unvested restricted shares expected to vest (B)	56,716	54,639	56,788	52,961
Percent allocated to common shareholders (A) / (B)	98%	98%	98%	98%

Options to purchase 288,692 and 351,828 shares of the Company’s common stock at prices ranging from $10.59 to $24.46 per share were outstanding during the three and nine months ended March 31, 2018, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Company’s common stock. The options, which expire at various dates through August 27, 2024, were still outstanding as of March 31, 2018.

15.	Supplemental cash flow information

The following table presents supplemental cash flow disclosures for the three and nine months ended March 31, 2018 and 2017:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Cash received from interest	$4,561	$5,265	$14,409	$14,600
Cash paid for interest	$2,298	$435	$6,716	$2,007
Cash paid for income taxes	$2,276	$3,631	$22,925	$27,698

15.	Supplemental cash flow information (continued)

Treasury shares, at cost included in the Company’s condensed consolidated balance sheet as of June 30, 2016, includes 47,056 shares of the Company’s common stock acquired for approximately $0.5 million which were paid for on July 1, 2016. The liability for this payment was included in accounts payable on the Company’s condensed consolidated balance sheet as of June 30, 2016. The payment of approximately $0.5 million is included in acquisition of treasury stock in the Company’s condensed consolidated statement of cash flows for the nine months ended March 31, 2016.

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

The reconciliation of the reportable segments revenue to revenue from external customers for the three months ended March 31, 2018 and 2017, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$73,508	$7,429	$66,079
International transaction processing	46,240	-	46,240
Financial inclusion and applied technologies	59,574	9,172	50,402
Total for the three months ended March 31, 2018	$179,322	$16,601	$162,721

South African transaction processing	$63,967	$7,331	$56,636
International transaction processing	41,514	-	41,514
Financial inclusion and applied technologies	56,881	7,087	49,794
Total for the three months ended March 31, 2017	$162,362	$14,418	$147,944

The reconciliation of the reportable segments revenue to revenue from external customers for the nine months ended March 31, 2018 and 2017, is as follows:

	Revenue
			From
	Reportable	Inter-	external
	Segment	segment	customers
South African transaction processing	$204,093	$19,755	$184,338
International transaction processing	136,447	-	136,447
Financial inclusion and applied technologies	168,018	25,108	142,910
Total for the nine months ended March 31, 2018	$508,558	$44,863	$463,695

South African transaction processing	$181,397	$18,127	$163,270
International transaction processing	131,704	-	131,704
Financial inclusion and applied technologies	179,681	19,645	160,036
Total for the nine months ended March 31, 2017	$492,782	$37,772	$455,010

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

16.	Operating segments (continued)

The reconciliation of the reportable segments measure of profit or loss to income before income taxes for the three and nine months ended March 31, 2018 and 2017, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Reportable segments measure of profit or loss	$12,795	$31,563	$65,579	$99,494
Operating income: Corporate/Eliminations	(5,231)	(7,016)	(16,702)	(17,177)
Interest income	5,154	5,124	14,903	14,489
Interest expense	(2,426)	(467)	(6,872)	(1,773)
Income before income taxes	$10,292	$29,204	$56,908	$95,033

The following tables summarize segment information that is prepared in accordance with GAAP for the three and nine months ended March 31, 2018 and 2017:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues
South African transaction processing	$73,508	$63,967	$204,093	$181,397
International transaction processing	46,240	41,514	136,447	131,704
Financial inclusion and applied technologies	59,574	56,881	168,018	179,681
Total	179,322	162,362	508,558	492,782
Operating income (loss)
South African transaction processing	12,719	15,531	38,521	44,451
International transaction processing	(14,892)	1,968	(14,567)	11,689
Financial inclusion and applied technologies	14,968	14,064	41,625	43,354
Subtotal: Operating segments	12,795	31,563	65,579	99,494
Corporate/Eliminations	(5,231)	(7,016)	(16,702)	(17,177)
Total	7,564	24,547	48,877	82,317
Depreciation and amortization
South African transaction processing	1,236	1,139	3,476	3,433
International transaction processing	4,668	5,083	13,681	16,440
Financial inclusion and applied technologies	398	365	1,062	1,056
Subtotal: Operating segments	6,302	6,587	18,219	20,929
Corporate/Eliminations	3,039	3,703	8,811	10,188
Total	9,341	10,290	27,030	31,117
Expenditures for long-lived assets
South African transaction processing	1,794	448	3,171	1,490
International transaction processing	1,990	1,309	3,788	6,275
Financial inclusion and applied technologies	441	192	842	733
Subtotal: Operating segments	4,225	1,949	7,801	8,498
Corporate/Eliminations	-	-	-	-
Total	$4,225	$1,949	$7,801	$8,498

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

Income tax in interim periods

For the purposes of interim financial reporting, the Company determines the appropriate income tax provision by first applying the effective tax rate expected to be applicable for the full fiscal year to ordinary income. This amount is then adjusted for the tax effect of significant unusual items, for instance, changes in tax law, valuation allowances and non-deductible transaction-related expenses that are reported separately, and have an impact on the tax charge. The cumulative effect of any change in the enacted tax rate, if and when applicable, on the opening balance of deferred tax assets and liabilities is also included in the tax charge as a discrete event in the interim period in which the enactment date occurs.

For the three and nine months ended March 31, 2018, the tax charge was calculated using the expected effective tax rate for the year. The Company’s effective tax rate for the three and nine months ended March 31, 2018, was 106.3% and 55.0%, respectively, and was higher than the South African statutory rate as a result of an impairment loss, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility), the impact of the changes in U.S. federal statutory tax rates described below and for the nine months ended March 31, 2018, a valuation allowance provided related to an allowance for doubtful working capital finance receivables created.

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

New U.S. Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), was enacted into law, significantly modifying U.S. federal tax laws. The TCJA reduces the federal statutory tax rate for corporations from 35% to 21% effective from January 1, 2018, eliminates alternative minimum tax for corporations, limits net operating loss carryforwards (and eliminates carrybacks), limits the deductibility of interest expense and transitions the system of U.S. international taxation of corporations from a worldwide tax system to a territorial tax system. Specifically, the transition to a territorial tax system is not expected to have a significant impact on the Company’s future consolidated effective tax rate as it generates the majority of its taxable income in tax jurisdictions with tax rates higher (mainly South Africa, where its income is taxed at 28%, and Korea, where our income is taxed at 22%) than the new federal statutory tax rate of 21%.

The Company is currently analyzing the impact of these changes; therefore, an estimate of the full impact on deferred tax assets and liabilities, income tax expense, net income and other affected accounts is not yet available. The Company has a June year end and therefore it will use a blended rate of 28.10% for its tax year ending June 30, 2018, in the U.S. Certain of the Company’s deferred tax assets and liabilities which it expects will be utilized/ reversed during the period ended June 30, 2018, have been re-measured at this blended rate and those deferred taxes that the Company believes will only be utilized/ reversed in subsequent tax years, have been remeasured at 21%. The impact of the change in the tax rate on the Company’s deferred taxes included in income tax expense during the nine months ended March 31, 2018, was $0.3 million. The Company has also provided an additional valuation allowance of approximately $0.6 million related to net operating loss carryforwards that it does not believe will be utilized as a result of the enactment of the TCJA.

The TCJA also requires a U.S. shareholder of a specified foreign corporation to include a deemed repatriation of foreign earnings as part of the transition to a territorial tax system; however, the Company does not currently believe that it has a deemed repatriation transition tax liability.

Uncertain tax positions

There were no significant changes in the Company’s uncertain tax positions during the three and nine months ended March 31, 2018. As of March 31, 2018, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million on its balance sheet.

The Company does not expect changes related to its unrecognized tax benefits will have a significant impact on its results of operations or financial position in the next 12 months.

As of March 31, 2018 and June 30, 2017, the Company had unrecognized tax benefits of $0.5 million and $0.5 million, respectively, all of which would impact the Company’s effective tax rate. The Company files income tax returns mainly in South Africa, South Korea, Germany, Hong Kong, India, the United Kingdom, Botswana and in the U.S. federal jurisdiction. As of March 31, 2018, the Company’s South African subsidiaries are no longer subject to income tax examination by the South African Revenue Service for periods before June 30, 2013. The Company is subject to income tax in other jurisdictions outside South Africa, none of which are individually material to its financial position, statement of cash flows, or results of operations.

18.	Commitments and contingencies

Guarantees

The South African Revenue Service and certain of the Company’s customers, suppliers and other business partners have asked the Company to provide them with guarantees, including standby letters of credit, issued by a South African bank. The Company is required to procure these guarantees for these third parties to operate its business.

Nedbank has issued guarantees to these third parties amounting to ZAR 108.0 million ($9.1 million, translated at exchange rates applicable as of March 31, 2018) and thereby utilizing part of the Company’s short-term facility. The Company in turn has provided nonrecourse, unsecured counter-guarantees to Nedbank for ZAR 108.0 million ($9.1 million, translated at exchange rates applicable as of March 31, 2018). The Company pays commission of between 0.4% per annum to 1.9% per annum of the face value of these guarantees and does not recover any of the commission from third parties.

The Company has not recognized any obligation related to these counter-guarantees in its consolidated balance sheet as of March 31, 2018. The maximum potential amount that the Company could pay under these guarantees is ZAR 108.0 million ($9.1 million, translated at exchange rates applicable as of March 31, 2018). The guarantees have reduced the amount available for borrowings under the Company’s short-term credit facility described in Note 9.

Contingencies

Challenge to Payment by SASSA of Additional Implementation Costs

As the Company previously disclosed, in June 2014, the Company received approximately ZAR 277.0 million, excluding VAT, from SASSA, related to the recovery of additional implementation costs its subsidiary, CPS, incurred during the beneficiary reregistration process in fiscal 2012 and 2013. After the award of the tender, SASSA requested that CPS biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient. CPS agreed to SASSA’s request and, as a result, it performed approximately 11.0 million additional registrations beyond those that it contracted to register for the quoted service fee. Accordingly, CPS sought reimbursement from SASSA, supported by a factual findings certificate from an independent auditing firm. SASSA agreed to pay CPS the ZAR 277.0 million as full settlement of the additional costs it incurred.

In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court of South Africa seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve a payment to CPS of ZAR 317.0 million (approximately ZAR 277 million, excluding VAT) and directing CPS to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to CPS, and that the decision was unreasonable and irrational and did not comply with South African legislation. CPS was named as a respondent in this legal proceeding.

On February 22, 2018, the matter was heard by the Gauteng Division, Pretoria of the High Court of South Africa (“High Court”). On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, CPS filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because it believes that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court rejected the application seeking leave to appeal. CPS is in the process of filing an application seeking leave to appeal the whole order and judgment of the High Court with the Supreme Court of Appeal. The Company cannot predict whether leave to appeal will be granted or if granted, how the Supreme Court of Appeal would rule on the matter.

The Company is subject to a variety of other insignificant claims and suits that arise from time to time in the ordinary course of business.

Management currently believes that the resolution of these other matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Recent Developments

SASSA Update and Transition

On March 23, 2018, the Constitutional Court ordered a six-month extension of our current contract with SASSA, for the payment of grants in cash at pay points only, on the same terms and conditions as the contract that was due to expire on March 31, 2018. Accordingly, using available information as of March 31, 2018, we have continued to pay approximately 1.9 million grant recipients at pay points. While the Court order was silent regarding the payment of the other 9.1 million grant recipients who access their grants utilizing PIN or by biometric verification at POS and ATMs, we have continued to support the bank accounts that underpin these grant payments, of which there are approximately 1.1 million grant recipients who receive their grants using their SASSA/Grindrod Bank cards with biometric verification at ATMs and merchant POS, 5.5 million grant recipients who make use of their SASSA/Grindrod Bank cards and PIN to access their grants through the National Payment System and approximately 2.5 million grant recipients who receive their grants utilizing commercial bank accounts, including our EasyPay Everywhere, or EPE, bank account. As SASSA is no longer paying us a service fee for the management of these accounts with effect from April 1, 2018, the grant recipients themselves now bear the cost for the fees associated with these accounts. SASSA has indicated that grant recipients will be encouraged to open a commercial bank account of their choice in the future, including the special account offered by the South African Post Office, or SAPO, for grant recipients. SASSA reported in its April 2018 filing with the Constitutional Court that the planned issuance of the new SASSA/SAPO payment cards had been delayed due to “delays with the procurement process”. According to media reports, SAPO commenced with the rollout of its card issuance program on May 3, 2018.

The Constitutional Court further ordered that we may approach the National Treasury to investigate and make a recommendation regarding the price to be paid for our contracted services during the six-month period. We approached the National Treasury for a price review shortly after receipt of the Constitutional Court order and on April 30, 2018, the National Treasury filed their recommendation with the Constitutional Court proposing fee levels that were materially lower than we had requested, but significantly higher than the current fee levels. We believe that National Treasury’s recommendation does not take SASSA’s stated plans into account, and does not recognize the need for us to maintain our infrastructure regardless of the number of beneficiaries paid and therefore we will ask the Constitutional Court to refer the matter back to National Treasury. For additional information refer to “Item 1A.—Risk Factors— Unless CPS secures a guaranteed minimum monthly payment for the services it provides under the SASSA contract which at least covers its operational costs, CPS will operate at a loss and may not have the financial resources to continue its business, which would likely have a material adverse effect on our results of operations, financial position and cash flows.”

SASSA also filed its monthly progress report with the Constitutional Court on April 30, 2018, stating its intention to reduce the number of grant recipients at pay points to 800,000 by the end of September 2018, and to consolidate certain pay points. On April 25, 2018, we, and other bidders, received a notice from SASSA informing us of the suspension of the tender issued in December 2017 for the appointment of a service provider to distribute grants in cash at pay points when our contract expires on September 30, 2018.

In an affidavit filed with the Constitutional Court, the recently appointed Minister of Social Development, Ms. Susan Shabangu, indicated that she had ordered the suspension of the tender due to objections received regarding the completeness of the tender document from a prospective bidder, as well as the fact that the Bid Evaluation Committee did not have the required skills to evaluate a tender of this nature. Minister Shabangu also indicated to members of the Portfolio Committee for Social Development in the South African Parliament that there will be no request for a further extension of our contract when it expires on September 30, 2018. We cannot predict when, or if, the tender process will resume.

We are relieved that we finally have visibility regarding the end of our contract and we look forward to the successful completion of our contract on September 30, 2018. We are extremely proud of our achievements of uninterrupted grant delivery to 11.0 million social grant recipients since the inception of our contract in April 2012, and the saving of more than ZAR 2.0 billion per annum that our biometric payment technology realized for government due to the elimination of fraudulent grants. We intend to focus our resources and technology on the provision of financial inclusion services to our target market after our contract expires, without the contractual constraints and challenges we have experienced during the past six years.

Progress of financial inclusion initiatives in South Africa

In June 2015, we began the rollout of EPE, our business-to-consumer, or B2C, offering in South Africa. At April 30, 2018, we had more than 2.6 million active EPE accounts, compared to 2.3 million at January 31, 2018. EPE is a fully transactional, low cost account created to serve the needs of South Africa’s unbanked and under-banked population, most of whom are social grant recipients. The EPE account offers customers a comprehensive suite of financial and various financial inclusion services, such as prepaid products, in an economical, convenient and secure solution. EPE provides account holders with a biometrically-enabled UEPS/EMV debit MasterCard, mobile and internet banking services, ATM and POS services, as well as loans, insurance and other financial products and value-added services.

In order for us to address the sizeable opportunity for EPE and related financial inclusion services in South Africa, in fiscal 2016, we began to expand our brick-and-mortar financial services branch infrastructure, which supplements our nationwide distribution, with a biometrically-enabled UEPS/EMV ATM network, and hired a dedicated sales force. We believe there is further room to expand our physical branch and ATM infrastructure and our efforts will be supplemented by employing a roaming sales force equipped with a biometrically-enabled UEPS/EMV card-issuing work station. In January 2018, we deployed an additional 500 portable card-issuing working stations and employed 625 temporary staff to achieve this objective. At April 30, 2018, we had 152 branches (January 31, 2018: 152), 1,100 ATMs (January 31, 2018: 1,073), and 2,371 (January 31, 2018: 2,394) dedicated employees, including the temporary staff.

Our efforts have resulted in an increased rate in the number of EPE accounts opened, the amount of loans disbursed and the number of insurance policies sold. We have opened approximately 335,000 EPE accounts during the last three months and we will have additional capacity to further increase our activities when our staff members and infrastructure currently dedicated to the SASSA contract become available for this initiative when our contract with SASSA ends. During the ten months since July 1, 2017, we sold approximately 145,000 new policies related to our simple, low-cost life insurance products, in addition to the free basic life insurance policy provided with every EPE account opened. On May 2, 2018, we introduced low-cost mobile telephony and data packages, designed in collaboration with Cell C and DNI, as part of our “lifestyle” product offering and we intend to deploy further relevant products in the near future. We believe that are we already the market leaders, both in terms of cost and scale, in the provision of bank accounts, credit and insurance products in the market segments which we serve.

    The graph below presents the growth of the number of EPE cards and Smart Life policies:

Cell C and DNI

In July and August 2017, we made strategic investments in DNI and Cell C, respectively. Additionally, on March 9, 2018, we increased our voting and economic interest in DNI to 49% through the subscription for additional shares with a subscription price of ZAR 89.3 million ($7.5 million). We also agreed to subscribe for additional shares in DNI at an aggregate subscription price of ZAR 126.0 million ($10.7 million, translated at exchange rates applicable as of March 31, 2018), which will increase our voting and economic interest in DNI to 55%. This additional subscription is subject to certain conditions, including obtaining South African Competition Commission approval. We have already made our submissions to the Competition Commission and we expect its response by June 30, 2018. If we do not receive approval by that date, we will not complete the additional subscription, unless the parties agree to amend the June 30 date.

The investments in Cell C and DNI are consistent with our approach of leveraging our significant and established infrastructure, and pursuing strategic acquisition opportunities or partnerships to gain access to new markets or complementary products. We identified the need to offer customers a truly bespoke, affordable and comprehensive package that will go beyond basic telephony. An integrated mobile-based digital product will therefore likely differentiate the offerings of all the relevant stakeholders in this transaction, including Net1. The Cell C and DNI investments allow us to address the needs of the broader South African population through ownership in the value chain including the network, payment, product, distribution and hardware. The relationship with Cell C and DNI also has other complementary benefits to us and these partners. For instance we recently sold one million subscriber identity module, or SIM, cards to Cell C and have subsequently received orders for an additional five million SIMs. We have additionally created new low-cost products relevant for our unbanked and under-banked customer base in collaboration with DNI and Cell C and launched these during the first week of May 2018. Our investment in DNI complements our existing distribution footprint and provides us with access to a further 2,000 employees who are dedicated to the marketing of our products, mainly in urban and semi-urban areas.

Refer also Note 6 to our unaudited condensed consolidated financial statements for additional financial information regarding Cell C and DNI.

Bank Frick and Finbond

In January 2018, we purchased an additional 5% in Bank Frick from the Frick Foundation for CHF 10.4 million ($11.1 million), in cash, and the Frick Foundation agreed to contribute approximately CHF 3.8 million ($4.1 million) to Bank Frick to facilitate the development of Bank Frick’s Fintech and blockchain businesses. Bank Frick recently reported its 2017 results, posting a 97% net profit growth to CHF 6.3 million. It also became the first bank in the CHF area to issue a certificate based on crypto-currencies, launched custodial services for professional crypto-currency investors, and has supported over a dozen initial coin offerings, or ICOs.The bank has stated that it expects to grow its head count by 50% in 2018 in order to support the expansion of its blockchain offerings as well as related IT and operational support.

We are approaching the final stages of certification for Finbond to become an issuer of biometrically-enabled UEPS/EMV cards and expect to commence with related activities during the fourth quarter of fiscal 2018. Finbond operates an extensive distribution network of approximately 430 branches across South Africa that will be utilized as issuing and service points for the biometrically-enabled UEPS/EMV cards. We are also deploying biometrically-enabled ATM’s across the Finbond branch network. In April 2018, we followed our rights pursuant to a rights offering conducted by Finbond and we now own 261,069,481 Finbond shares, representing approximately 27.6% of Finbond’s issued and outstanding ordinary shares after the rights offering.

Refer also Note 6 to our unaudited condensed consolidated financial statements for additional financial information regarding Bank Frick and Finbond.

International Payments Group

We completed the re-organization of our International Payments Group, or IPG, during the third quarter by consolidating all our e-money licenses and international card issuing, acquiring and processing activities (excluding South Korea and India) under a single management structure. IPG made good progress with key product developments during the quarter, including its unique multicurrency-issuing platform and new card management system. In addition, IPG is working in close collaboration with Bank Frick and other specialist departments in the Net1 group to develop bespoke blockchain-based solutions, including a highly secure but easily accessible crypto-asset storage solution for crypto-asset investors and exchanges.

India

On April 19, 2018, MobiKwik launched its virtual MobiKwik Visa Exclusive card utilizing our mobile virtual card, or MVC technology. As of May 1, 2018 over 10,000 MobiKwik users had signed up for MVC and transaction volume has already exceeded INR 17.0 million ($0.3 million, translated at exchange rates applicable as of March 31, 2018).

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that are described in more detail in our Annual Report on Form 10-K for the year ended June 30, 2017:

•	Business combinations and the recoverability of goodwill;
•	Intangible assets acquired through acquisitions;
•	Deferred taxation;
•	Stock-based compensation; and
•	Accounts receivable and allowance for doubtful accounts receivable.

In addition, we identified the following policy with respect to the valuation and impairment of marketable securities as a new critical accounting policy.

Valuation and impairment of marketable securities

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheet. Changes in the fair value of available-for-sale securities impact our reported net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities will be calculated with reference to its original cost.

We regularly review the carrying value of our available-for-sale securities to determine whether it is other-than-temporarily impaired, which would require us to record an impairment charge in the period in which such determination is made. In making this determination, we consider, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will be more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on our financial condition and operating results.

Recent accounting pronouncements adopted

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements adopted, including the dates of adoption and the effects on our unaudited condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted as of March 31, 2018

Refer to Note 1 to our unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements not yet adopted as of March 31, 2018, including the expected dates of adoption and effects on our financial condition, results of operations and cash flows.

Currency Exchange Rate Information

Actual exchange rates

The actual exchange rates for and at the end of the periods presented were as follows:

Table 1	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2018	2017	2018	2017	2017
ZAR : $ average exchange rate	11.9614	13.2272	12.9291	13.7526	13.6147
Highest ZAR : $ rate during period	12.4308	13.7630	14.4645	14.8114	14.8114
Lowest ZAR : $ rate during period	11.5526	12.4379	11.5526	12.4379	12.4379
Rate at end of period	11.8255	13.4124	11.8255	13.4124	13.0535

KRW : $ average exchange rate	1,072	1,154	1,104	1,144	1,141
Highest KRW : $ rate during period	1,091	1,207	1,156	1,210	1,210
Lowest KRW : $ rate during period	1,059	1,111	1,059	1,092	1,092
Rate at end of period	1,061	1,118	1,061	1,118	1,144

Translation exchange rates for financial reporting purposes

We are required to translate our results of operations from ZAR and KRW to U.S. dollars on a monthly basis. Thus, the average rates used to translate this data for the three and nine months ended March 31, 2018 and 2017, vary slightly from the averages shown in the table above. The translation rates we use in presenting our results of operations are the rates shown in the following table:

Table 2	Three months ended		Nine months ended		Year ended
	March 31,		March 31,		June 30,
	2018	2017	2018	2017	2017
Income and expense items: $1 = ZAR .	11.9479	13.2226	12.8934	13.7681	13.6182
Income and expense items: $1 = KRW	1,067	1,160	1,099	1,155	1,146

Balance sheet items: $1 = ZAR	11.8255	13.4124	11.8255	13.4124	13.0535
Balance sheet items: $1 = KRW	1,061	1,118	1,061	1,118	1,144

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

Fiscal 2018 includes the results of Pros Software and Masterpayment Financial Services (formerly known as C4U Malta) for the entire period and excludes XeoHealth from November 1, 2017 as a result of the sale of the business. Fiscal 2017 includes the results of Pros Software from October 1, 2016, and Masterpayment Financial Services from November 1, 2016.

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

Third quarter of fiscal 2018 compared to third quarter of fiscal 2017

The following factors had a significant influence on our results of operations during the third quarter of fiscal 2018 as compared with the same period in the prior year:

•

Growth in insurance and lending businesses: Continuing volume growth and operating efficiencies in our insurance and lending businesses during the third quarter of fiscal 2018, resulted in an improved contribution to our financial inclusion revenue. However, operating income and operating margin during the third quarter of fiscal 2018 were adversely impacted by additional costs incurred to expand the availability of our offering;

•

Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;

•

Higher equity-accounted earnings related to DNI and Bank Frick: The acquisition of 49% of DNI and 35% of Bank Frick positively impacted our reported results by approximately $4.4 million, before amortization of intangible assets, net of deferred taxes;

•

Favorable impact from the weakening of the U.S. dollar against South African Rand: The U.S. dollar depreciated by 10% against the ZAR and 8% against the KRW during the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017, which positively impacted our reported results;

•	Non-cash impairment loss related primarily to Masterpayment intangible assets: We recorded an impairment loss of $19.9 million related to Masterpayment and Masterpayment Financial Services goodwill;
•

Higher revenue from Masterpayment and severance payments: Masterpayment contributed higher revenues as a result of an increase in processing activities, particularly related to its crypto-currency processing launched in December 2017. However, we mutually agreed with two of Masterpayment’s senior managers that with effect from the end of March 2018, the managers terminated their employment with Masterpayment and we incurred severance costs related to this separation;

•	Indirect taxes refund in Korea: We received a refund of indirect taxes of approximately $2.5 million during the third quarter of fiscal 2018 which positively impacted our reported results;
•

Regulatory changes in South Korea pertaining to fees on card transactions: The impact of changes to regulations governing the fees that may be charged on card transactions continues to adversely impact our operating income in South Korea as all parties in the payment process adapt to the new laws and renegotiate their respective positions in the marketplace;

•

Lower net interest income resulting from strategic investments: Interest income was $1.8 million lower as a result of cash utilized to purchase non-controlling stakes in Cell C, DNI and Bank Frick, while interest expense increased due to the South African lending facility we obtained in August 2017 to partially fund our investments; and

•	Lower prepaid sales and ad hoc terminal sales: The number of transacting users purchasing prepaid products through our mobile channel decreased due to security features introduced in fiscal 2017.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 3	(U.S. GAAP)
	Three months ended March 31,
	2018	2017	$ %
	$’000	$ ’000	change
Revenue	162,721	147,944	10%
Cost of goods sold, IT processing, servicing and support	77,860	70,912	10%
Selling, general and administration	48,091	42,195	14%
Depreciation and amortization	9,341	10,290	(9%	)
Impairment loss	19,865	-
Operating income	7,564	24,547	(69%	)
Interest income	5,154	5,124	1%
Interest expense	2,426	467	419%
Income before income tax expense	10,292	29,204	(65%	)
Income tax expense	10,941	10,233	7%
Net (loss) income before earnings from equity-accounted investments	(649)	18,971	(103%	)
Earnings from equity-accounted investments	3,960	45
Net income	3,311	19,016	(83%	)
Less net income attributable to non-controlling interest	302	624	(52%	)
Net income attributable to us	3,009	18,392	(84%	)

	In South African Rand
Table 4	(U.S. GAAP)
	Three months ended March 31,
	2018	2017
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	1,944,174	1,956,205	(1%	)
Cost of goods sold, IT processing, servicing and support	930,263	937,642	(1%	)
Selling, general and administration	574,586	557,928	3%
Depreciation and amortization	111,606	136,060	(18%	)
Impairment loss	237,345	-	nm
Operating income	90,374	324,575	(72%	)
Interest income	61,579	67,753	(9%	)
Interest expense	28,986	6,175	369%
Income before income tax expense	122,967	386,153	(68%	)
Income tax expense	130,722	135,307	(3%	)
Net (loss) income before earnings from equity-accounted investments	(7,755)	250,846	(103%	)
Earnings from equity-accounted investments	47,314	595	nm
Net income	39,559	251,441	(84%	)
Less net income attributable to non-controlling interest	3,608	8,251	(56%	)
Net income attributable to us	35,951	243,190	(85%	)

In ZAR, the decrease in revenue was primarily due to lower prepaid airtime sales, which was partially offset by an improved contribution from Masterpayment, more fees generated from our EPE and ATM offerings, improved insurance activities, higher KSNET revenue at a more favorable exchange rate and a modest increase in the number of SASSA biometrically-enabled UEPS/EMV grant recipients paid.

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime sales, which was partially offset by increases in goods and services purchased from third parties, lower profitability under CPS’ contract with SASSA, higher expenses incurred due to increased usage of the South African National Payment System by beneficiaries and expenses incurred to operate our EPE and ATM offerings.

The increase in selling, general and administration expense was primarily due to the impact of October 2017 annual salary increases for our South African employees, an increase in our allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book in the last lending cycle of calendar 2017, as well as increases in goods and services purchased from third parties. These increases were partially offset by fewer agent incentive costs paid in Korea due to weaker trading conditions in fiscal 2018, lower executive remuneration and lower transaction-related expenditures in the prior year.

Depreciation and amortization decreased primarily due to an increase in the number of intangible assets that are fully amortized and tangible assets that are fully depreciated.

During the third quarter of fiscal 2018, we reviewed for impairment the goodwill identified and recognized pursuant to the Masterpayment and Masterpayment Financial Services acquisitions in April 2016 and November 2017, respectively, due to uncertainty surrounding the timing and amount of future net cash inflows following changes in the business strategy. As a consequence of this review, we recognized an impairment loss of approximately $19.9 million related to the entire carrying value of goodwill acquired.

Our operating income margin for third quarter of fiscal 2018 and 2017 was 5% and 17% respectively. Operating income margin excluding the $19.9 million impairment loss would have been 17% in fiscal 2018. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily attributable to the impairment loss, higher cost of goods sold, IT processing, servicing and support relative to the reduction in revenue.

In ZAR, interest on surplus cash decreased to $5.2 million (ZAR 61.6 million) from $5.1 million (ZAR 67.8 million), due primarily to the lower average daily ZAR cash balances, partially offset by interest earned on the loan to Finbond and the listed Cedar Cellular note.

Interest expense increased to $2.4 million (ZAR 29.0 million) from $0.5 million (ZAR 6.2 million), due primarily to interest on the South African facility we obtained to partially fund our investments in Cell C and DNI and interest on the short-term financing obtained to finance our working capital requirements, partially offset by the absence of interest expense on our South Korean debt as a result of its full repayment in October 2017.

Fiscal 2018 tax expense was $10.9 million (ZAR 130.7 million) compared to $10.2 million (ZAR 135.3 million) in fiscal 2017. Our effective tax rate for fiscal 2018, was 106.3% and was higher than the South African statutory rate as a result of the impairment loss, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law. Our effective tax rate for fiscal 2017, was 35.0% and was higher than the South African statutory rate as a result of non-deductible expenses.

Earnings from equity-accounted investments increased primarily due to the inclusion of our share of the earnings of DNI and Bank Frick. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 5	Three months ended March 31,
	2018	2017	$ %
	$ ’000	$ ’000	change
DNI	3,291	-	nm
Share of net income	3,628	-	nm
Amortization of intangible assets, net of deferred tax	(337)	-	nm
Bank Frick	653	-	nm
Share of net income	747	-	nm
Amortization of intangible assets, net of deferred tax	(94)	-	nm
Other	16	45	(64%	)
Earnings from equity accounted investments	3,960	45	nm

Results of operations by operating segment

The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 6	In U.S. Dollars (U.S. GAAP)
	Three months ended March 31,
	2018	% of		2017	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	73,508	45%		63,967	43%		15%
International transaction processing	46,240	28%		41,514	28%		11%
Financial inclusion and applied technologies	59,574	37%		56,881	38%		5%
Subtotal: Operating segments	179,322	110%		162,362	109%		10%
Intersegment eliminations	(16,601)	(10%	)	(14,418)	(9%	)	15%
Consolidated revenue	162,721	100%		147,944	100%		10%
Operating income (loss):
South African transaction processing	12,719	168%		15,531	63%		(18%	)
International transaction processing	(14,892)	(197%	)	1,968	8%		(857%	)
Financial inclusion and applied technologies	14,968	198%		14,064	57%		6%
Subtotal: Operating segments	12,795	169%		31,563	128%		(59%	)
Corporate/Eliminations	(5,231)	(69%	)	(7,016)	(28%	)	(25%	)
Consolidated operating income	7,564	100%		24,547	100%		(69%	)

Table 7	In South African Rand (U.S. GAAP)
	Three months ended March 31,
	2018			2017
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	878,266	45%		845,810	43%		4%
International transaction processing	552,471	28%		548,923	28%		1%
Financial inclusion and applied technologies	711,784	37%		752,115	38%		(5%	)
Subtotal: Operating segments	2,142,521	110%		2,146,848	109%		-
Intersegment eliminations	(198,347)	(10%	)	(190,643)	(9%	)	4%
Consolidated revenue	1,944,174	100%		1,956,205	100%		(1%	)
Operating income (loss):
South African transaction processing	151,965	168%		205,360	63%		(26%	)
International transaction processing	(177,928)	(197%	)	26,022	8%		(784%	)
Financial inclusion and applied technologies	178,836	198%		185,963	57%		(4%	)
Subtotal: Operating segments	152,873	169%		417,345	128%		(63%	)
Corporate/Eliminations	(62,499)	(69%	)	(92,770)	(28%	)	(33%	)
Consolidated operating income	90,374	100%		324,575	100%		(72%	)

South African transaction processing

The increase in segment revenue was primarily due to the continued growth in the number of EPE accounts as well as higher transaction revenue as a result of increased usage of our ATMs. Operating income decreased however, primarily due to an increase in inter-segment charges, the impact of annual salary increases granted to our South African employees in October 2017, increases in goods and services purchased from third parties and declining profitability at CPS given the fact that its monthly fee per grant recipient has been fixed for the last six years.

Our operating income margin for the third quarter of fiscal 2018 and 2017 was 17% and 24%, respectively. This is a reflection of the declining profitability of the CPS operation given the fee per grant recipient has remained fixed over the full term of the SASSA contract to March 31, 2018.

International transaction-based activities

Segment revenue was higher during the third quarter of fiscal 2018 due to an increase in processing activities, particularly related to Masterpayment’s crypto-currency processing launched in December 2017. Operating income during the third quarter of fiscal 2018 was adversely impacted by the impairment loss, lower operating income generated in Korea as a result of the impact on us of changes to regulations governing the fees that may be charged on card transactions and severance payments to Masterpayment managers, partially offset by an ad hoc refund of indirect taxes of $2.5 million in Korea.

Operating (loss) income margin for the third quarter of fiscal 2018 and 2017 was (32%) and 5%, respectively. Excluding the impairment loss and the indirect taxes refund received, segment operating income and margin were $2.4 million and 5% respectively.

Financial inclusion and applied technologies

In ZAR, segment revenue decreased primarily due to fewer prepaid airtime and other value added services sales, partially offset by increased volumes in our insurance and lending businesses, and an increase in inter-segment revenues. Operating income was also impacted by these factors as well as an increase in the allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book.

Operating income margin for the Financial inclusion and applied technologies segment was 25% during each of the third quarter of fiscal 2018 and 2017, respectively, and was impacted by fewer low margin prepaid product sales, improved revenues from our insurance businesses and an increase in inter-segment revenues, offset by annual salary increases granted to our South African employees.

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

Our corporate expenses have decreased primarily due to lower transaction-related expenditures and lower executive compensation, which was partially offset by a modest increase in ZAR denominated goods and services purchased from third parties and directors’ fees.

Year to date fiscal 2018 compared to year to date fiscal 2017

The following factors had a significant influence on our results of operations during the year to date fiscal 2018 as compared with the same period in the prior year:

•

Growth in insurance businesses: Volume growth and operating efficiencies in our insurance businesses during the year to date fiscal 2018, resulted in an improved contribution to our financial inclusion revenue and operating income. The significant growth in our South African lending book resulted in a substantial increase in the allowance for doubtful finance loans receivable, in accordance with our policy of providing for doubtful finance loans receivable at the time that a loan is originated;

•

Ongoing contributions from EasyPay Everywhere: EPE revenue and operating income growth was driven primarily by ongoing EPE adoption as we further expanded our customer base utilizing our ATM infrastructure;

•

Higher equity-accounted earnings related to DNI: The acquisition of 49% of DNI and 35% of Bank Frick positively impacted our reported results by approximately $8.1 million, before amortization of intangible assets, net of deferred taxes;

•

Favorable impact from the weakening of the U.S. dollar against South African Rand: The U.S. dollar depreciated by 6% against the ZAR and 5% against the KRW during the year to date fiscal 2018 compared with fiscal 2017, which positively impacted our reported results;

•	Non-cash impairment loss related primarily to Masterpayment intangible assets: We recorded an impairment loss of $19.9 million related to Masterpayment and Masterpayment Financial Services goodwill;
•

Higher revenue from Masterpayment, severance payments and allowance for credit losses: Masterpayment contributed higher revenues as a result of an increase in processing activities, particularly related to its crypto-currency processing launched in December 2017. We mutually agreed with two of Masterpayment’s senior managers that with effect from the end of March 2018, the managers terminated their employment with Masterpayment and we incurred severance costs related to this separation. An allowance for credit losses related to doubtful working capital finance receivables of $7.8 million was created. A valuation allowance has been provided for any potential tax benefit from this event as it is unlikely that this amount would be utilized for taxation purposes;

•

Lower net interest income resulting from investments in Cell C, DNI and Bank Frick: Interest income was $4.9 million lower as a result of cash utilized to purchase non-controlling stakes in Cell C, DNI and Bank Frick, while interest expense increased due to the South African lending facility we obtained in August 2017 to partially fund our investments;

•	Indirect taxes refund in Korea: We received a refund of indirect taxes of approximately $2.5 million during the year to date fiscal 2018 which positively impacted our reported results;
•

Regulatory changes in South Korea pertaining to fees on card transactions: The impact of changes to regulations governing the fees that may be charged on card transactions continues to adversely impact our revenues and operating income in South Korea as all parties in the payment process adapt to the new laws and renegotiate their respective positions in the marketplace; and

•

Lower prepaid sales and ad hoc terminal sales: The number of transacting users purchasing prepaid products through our mobile channel decreased due to security features introduced in fiscal 2017. In addition, our results were adversely impacted by fewer ad hoc terminal sales.

Consolidated overall results of operations

This discussion is based on the amounts prepared in accordance with U.S. GAAP.

The following tables show the changes in the items comprising our statements of operations, both in U.S. dollars and in ZAR:

	In U.S. Dollars
Table 8	(U.S. GAAP)
	Nine months ended March 31,
	2018	2017
	$	$	$ %
	’000	’000	change
Revenue	463,695	455,010	2%
Cost of goods sold, IT processing, servicing and support	226,506	219,210	3%
Selling, general and administration	141,417	122,366	16%
Depreciation and amortization	27,030	31,117	(13%	)
Impairment loss	19,865	-	nm
Operating income	48,877	82,317	(41%	)
Interest income	14,903	14,489	3%
Interest expense	6,872	1,773	288%
Income before income tax expense	56,908	95,033	(40%	)
Income tax expense	31,280	32,320	(3%	)
Net income before earnings from equity-accounted investments	25,628	62,713	(59%	)
Earnings from equity-accounted investments	7,389	778	850%
Net income	33,017	63,491	(48%	)
Less net income attributable to non-controlling interest	903	1,826	(51%	)
Net income attributable to us	32,114	61,665	(48%	)

	In South African Rand
Table 9	(U.S. GAAP)
	Nine months ended March 31,
	2018	2017
	ZAR	ZAR	ZAR %
	’000	’000	change
Revenue	5,978,605	6,264,623	(5%	)
Cost of goods sold, IT processing, servicing and support	2,920,432	3,018,105	(3%	)
Selling, general and administration	1,823,346	1,684,748	8%
Depreciation and amortization	348,509	428,422	(19%	)
Impairment loss	256,127	-	nm
Operating income	630,191	1,133,348	(44%	)
Interest income	192,150	199,486	(4%	)
Interest expense	88,603	24,411	263%
Income before income tax expense	733,738	1,308,423	(44%	)
Income tax expense	403,306	444,985	(9%	)
Net income before earnings from equity-accounted investments	330,432	863,438	(62%	)
Earnings from equity-accounted investments	95,269	10,712	789%
Net income	425,701	874,150	(51%	)
Less net income attributable to non-controlling interest	11,643	25,141	(54%	)
Net income attributable to us	414,058	849,009	(51%	)

In ZAR, the decrease in revenue was primarily due to lower prepaid airtime sales, fewer ad hoc terminal sales, and a lower contribution from KSNET due to regulatory changes in South Korea, which was partially offset by an improved contribution from Masterpayment and Transact 24, more fees generated from our EPE and ATM offerings, improved insurance activities, and an increase in the number of SASSA biometrically-enabled UEPS/EMV grant recipients paid.

In ZAR, the decrease in cost of goods sold, IT processing, servicing and support was primarily due to fewer prepaid airtime and ad hoc terminal sales, which was partially offset by increases in goods and services purchased from third parties, higher expenses incurred due to increased usage of the South African National Payment System by beneficiaries, and higher expenses incurred to operate our EPE and ATM offerings.

Our selling, general and administration expense increased primarily due to an allowance for doubtful working capital finance receivables of $7.8 million, the impact of October 2017 annual salary increases for our South African employees, an increase in our allowance for doubtful finance loans receivable, and an increase in goods and services purchased from third parties. These increases were partially offset by fewer agent incentive costs paid in Korea due to weaker trading conditions in fiscal 2018, lower executive remuneration and fewer transaction related expenses in fiscal 2018. Fiscal 2017 includes $1.8 million related to the reversal of stock-based compensation charges related to awards of restricted stock with performance conditions which we believe will not be achieved.

Depreciation and amortization decreased primarily due to an increase in the number of intangible assets that are fully amortized and tangible assets that are fully depreciated.

During the year to date fiscal 2018, we recognized an impairment loss of approximately $19.9 million related to the entire carrying value of goodwill acquired in the Masterpayment and Masterpayment Financial Services acquisitions. Refer also “—Third quarter of fiscal 2018 compared to third quarter of fiscal 2017— Consolidated overall results of operations.”

Our operating income margin for year to date fiscal 2018 and 2017 was 11% and 18% respectively. Excluding the $7.8 million valuation allowance and the $19.9 million impairment loss, fiscal 2018 operating income margin would have been 17%. We discuss the components of operating income margin under “—Results of operations by operating segment.” The decrease was primarily attributable to higher cost of goods sold, IT processing, servicing and support relative to the reduction in revenue.

In ZAR, interest on surplus cash decreased to $14.9 million (ZAR 192.2 million) from $14.5 million (ZAR 199.5 million), due primarily to lower average daily ZAR cash balances, partially offset by interest earned on the loan to Finbond and the listed Cedar Cellular note.

Interest expense increased to $6.9 million (ZAR 88.6 million) from $1.8 million (ZAR 24.4 million), due primarily to interest on the South African facility we obtained to partially fund our investment in Cell C and DNI, somewhat offset by the reduced interest expense in our South Korean operations following the repayment of the South Korean debt in October 2017.

Fiscal 2018 tax expense was $31.3 million (ZAR 403.3 million) compared to $32.3 million (ZAR 445.0 million) in fiscal 2017. Our effective tax rate for fiscal 2018, was 55.0% and was higher than the South African statutory rate as a result of the impairment loss, a valuation allowance provided related to an allowance for doubtful working capital finance receivables created, non-deductible expenses (including transaction-related expenditure and non-deductible interest on our South African long-term facility) and the impact of the changes in U.S. federal statutory tax law. Our effective tax rate for fiscal 2017, was 34.0% and was higher than the South African statutory rate as a result of non-deductible expenses and the tax impact attributable to distributions from our South African subsidiary.

Earnings from equity-accounted investments increased significantly primarily due to the inclusion of our share of the earnings of DNI and Bank Frick and an increase, in USD, in Finbond’s net income. Finbond is listed on the Johannesburg Stock Exchange and reports its six-month results during our first half and its annual results during our fourth quarter. The table below presents the relative earnings (loss) from our equity accounted investments:

Table 10	Nine months ended March 31,
	2018	2017	$ %
	$ ’000	$ ’000	change
DNI	5,202	-	nm
Share of net income	6,868	-	nm
Amortization of intangible assets, net of deferred tax	(1,666)	-	nm
Bank Frick	975	-	nm
Share of net income	1,234	-	nm
Amortization of intangible assets, net of deferred tax	(259)	-	nm
Finbond	1,101	930	18%
Other	111	(152)	(173%	)
Earnings from equity accounted investments	7,389	778	850%

Results of operations by operating segment

     The composition of revenue and the contributions of our business activities to operating income are illustrated below:

Table 11	In U.S. Dollars (U.S. GAAP)
	Nine months ended March 31,
	2018	% of		2017	% of		%
Operating Segment	$ ’000	total		$ ’000	total		change
Revenue:
South African transaction processing	204,093	44%		181,397	40%		13%
International transaction processing	136,447	29%		131,704	29%		4%
Financial inclusion and applied technologies	168,018	36%		179,681	39%		(6%	)
Subtotal: Operating segments	508,558	109%		492,782	108%		3%
Intersegment eliminations	(44,863)	(9%	)	(37,772)	(8%	)	19%
Consolidated revenue	463,695	100%		455,010	100%		2%
Operating income (loss):
South African transaction processing	38,521	79%		44,451	54%		(13%	)
International transaction processing	(14,567)	(30%	)	11,689	14%		(225%	)
Financial inclusion and applied technologies	41,625	85%		43,354	53%		(4%	)
Subtotal: Operating segments	65,579	134%		99,494	121%		(34%	)
Corporate/Eliminations	(16,702)	(34%	)	(17,177)	(21%	)	(3%	)
Consolidated operating income	48,877	100%		82,317	100%		(41%	)

Table 12	In South African Rand (U.S. GAAP)
	Nine months ended March 31,
	2018			2017
	ZAR	% of		ZAR	% of		%
Operating Segment	’000	total		’000	total		change
Revenue:
South African transaction processing	2,631,453	44%		2,497,492	40%		5%
International transaction processing	1,759,266	29%		1,813,314	29%		(3%	)
Financial inclusion and applied technologies	2,166,323	36%		2,473,866	39%		(12%	)
Subtotal: Operating segments	6,557,042	109%		6,784,672	108%		(3%	)
Intersegment eliminations	(578,437)	(9%	)	(520,049)	(8%	)	11%
Consolidated revenue	5,978,605	100%		6,264,623	100%		(5%	)
Operating income (loss):
South African transaction processing	496,667	79%		612,006	54%		(19%	)
International transaction processing	(187,818)	(30%	)	160,935	14%		(217%	)
Financial inclusion and applied technologies	536,688	85%		596,902	53%		(10%	)
Subtotal: Operating segments	845,537	134%		1,369,843	121%		(38%	)
Corporate/Eliminations	(215,346)	(34%	)	(236,495)	(21%	)	(9%	)
Consolidated operating income	630,191	100%		1,133,348	100%		(44%	)

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

Our operating income margin for the year to date fiscal 2018 and 2017 was 19% and 25%, respectively. This is a reflection of the declining profitability of the CPS operation given the fee per grant recipient has remained fixed over the full term of the SASSA contract to March 31, 2018.

International transaction-based activities

Segment revenue was higher during the third quarter of fiscal 2018 due to an increase in processing activities, particularly related to Masterpayment’s crypto-currency processing launched in December 2017, partially offset by the ongoing impact of regulatory changes in South Korea on KSNET’s revenue. Operating income during the year to date fiscal 2018 was lower due to the impairment loss, an allowance for doubtful working capital finance receivable of $7.8 million and a decrease in revenue at KSNET, partially offset by an ad hoc refund of indirect taxes of $2.5 million in Korea.

Operating income margin for the year to date fiscal 2018 and 2017 was (11%) and 9%, respectively. Excluding the Mastertrading allowance for doubtful working capital finance receivables, the impairment loss and the indirect taxes refund received, segment operating income and margin were $10.6 million and 8% respectively. Operating income and margin for the year to date fiscal 2017, was also positively impacted by a refund of approximately $0.8 million that had been paid several years ago in connection with industry-wide litigation that was finalized and was $12.5 million and 9% after adjusting for this refund.

Financial inclusion and applied technologies

Financial inclusion and applied technologies revenue decreased primarily due to fewer prepaid airtime and other value added services sales, as well as lower ad hoc terminal sales, partially offset by increased volumes in our insurance businesses, and an increase in inter-segment revenues. Operating income was also impacted by these factors as well as an increase in the allowance for doubtful finance loans receivable resulting from a commensurate increase in our lending book compared with last year.

Operating income margin for the Financial inclusion and applied technologies segment was 25% and 24% during the year to date fiscal 2018 and 2017, respectively, and has increased primarily due to fewer low margin prepaid product sales, improved revenues from our insurance businesses and an increase in inter-segment revenues, offset by fewer ad hoc terminal sales, annual salary increases granted to our South African employees and the increase in the allowance for credit losses.

Corporate/Eliminations

Our corporate expenses have decreased primarily due to lower executive compensation, fewer transaction-related expenditures and a $0.5 million profit related to the sale of XeoHealth, partially offset by higher stock-based compensation charges, directors’ fees and a modest increase in U.S. dollar denominated goods and services purchased from third parties. Our corporate expenses for the year to date fiscal 2017, included the reversal of $1.8 million of stock-based compensation charges.

Liquidity and Capital Resources

At March 31, 2018, our cash and cash equivalents were $87.2 million and comprised mainly ZAR-denominated balances of ZAR 528.3 million ($44.7 million), KRW-denominated balances of KRW 32.7 billion ($30.8 million), U.S. dollar-denominated balances of $4.7 million, and other currency deposits, primarily Botswana pula, of $7.0 million, all amounts translated at exchange rates applicable as of March 31, 2018. The decrease in our cash balances from June 30, 2017, was primarily due to our investments in DNI, Bank Frick, Cell C and a $9 million listed note, scheduled repayments of our South African long-term debt, unscheduled repayment of our Korean debt in full, repayment of our short-term facilities, growth in our South African lending book, and capital expenditures, which was partially offset by cash generated by most of our core businesses.

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

Historically, we have financed most of our operations, research and development, working capital, and capital expenditures, as well as acquisitions and strategic investments, through internally generated cash and our financing facilities. When considering whether to borrow under our financing facilities, we consider the cost of capital, cost of financing, opportunity cost of utilizing surplus cash and availability of tax efficient structures to moderate financing costs.

We have a short-term South African credit facility with Nedbank of ZAR 400 million ($33.8 million), which consists of (i) a primary amount of up to ZAR 200 million, and (ii) a secondary amount of up to ZAR 200 million. The primary amounts comprise an overdraft facility of up to ZAR 50 million and indirect and derivative facilities of up to ZAR 150 million, which include letters of guarantee, letters of credit and forward exchange contracts. As of March 31, 2018, we had used none of the overdraft and ZAR 108.0 million ($9.1 million, translated at exchange rates applicable as of March 31, 2018) of the indirect and derivative facilities to obtain foreign exchange contracts and to support guarantees issued by Nedbank to various third parties on our behalf.

We have a short-term U.S. dollar-denominated overdraft facility with Bank Frick of $10.0 million. As of March 31, 2018, we had utilized approximately $3.4 million of this facility The interest rate on the facility is 4.50% plus 3 month US Dollar LIBOR and interest is payable on a quarterly basis. The 3 month US Dollar LIBOR rate was 2.31175% on March 29, 2018. The facility has no fixed term, however, it may be terminated by either party with six weeks written notice.

As of March 31, 2018, we had outstanding long-term debt, net of deferred fees, of ZAR 892.3 million (approximately $75.5 million translated at exchange rates applicable as of March 31, 2018) under our South African facilities, comprising (i) ZAR 412.5 million under Facility A, (ii) ZAR 275.0 under Facility B and ZAR 210.0 million under Facility D. Interest due on the facility is based on the Johannesburg Interbank Agreed Rate, or JIBAR, in effect from time to time plus a margin of (i) 2.25% for the Facility A loan, (ii) 3.5% for the Facility B loan, (iii) 2.25% for the Facility C loan and (iv) 2.75% for the Facility D loan. The JIBAR rate has been set at 6.867% for the period to June 29, 2018. Principal repayments on the outstanding Facility A and Facility B loans are due in five quarterly installments which comprise a ZAR 187.5 million payment in June 2018 and four payments of ZAR 125.0 million each thereafter. Principal repayment on the Facility C loan is to be determined by the Lenders based on the date of the repayment of any borrowings under the Facility A loan. Principal repayments on the Facility D loan are due in eight installments, commencing in June 2018 and are (i) ZAR 135.5 million for the first installment in June 2018 and ZAR 10.5 million for the remaining seven installments if we are unable to complete our acquisition of a further 6% in DNI or (ii) ZAR 26.3 million per quarter if we complete the investment. Voluntary prepayments are permitted without early repayment fees or penalties.

Cash flows from operating activities

Third quarter

Net cash provided by operating activities for the third quarter of fiscal 2018 was $85.2 million (ZAR 1.0 billion) compared to $21.8 million (ZAR 288.3 million) for the third quarter of fiscal 2017. Excluding the impact of interest received, interest paid on our Korean and South Africa debt and taxes presented in the table below, the increase relates primarily to the receipt of certain working capital loans outstanding, offset partially by the expansion of our South African lending book and weaker trading activity during fiscal 2018 compared to 2017.

During the third quarter of fiscal 2018, we paid South African tax of $1.3 million (ZAR 14.5 million) related to our 2018 tax year in South Africa. We also paid taxes totaling $1.2 million in other tax jurisdictions, primarily South Korea. During the third quarter of fiscal 2017, we paid South African tax of $0.4 million (ZAR 5.4 million) related to our 2017 tax year in South Africa and $0.4 million (ZAR 5.6 million) related to prior years. We also paid taxes totaling $2.8 million in other tax jurisdictions, primarily South Korea.

Taxes paid during the third quarter of fiscal 2018 and 2017 were as follows:

Table 13	Three months ended March 31,
	2018	2017	2018	2017
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	1,228	417	14,546	5,410
Taxation paid related to prior years	2	437	29	5,644
Taxation refunds received	(158)	-	(1,919)	-
Total South African taxes paid	1,072	854	12,656	11,054
Foreign taxes paid	1,204	2,777	14,234	35,871
Total tax paid	2,276	3,631	26,890	46,925

Year to date

Net cash provided by operating activities for the year to date of fiscal 2018 was $97.8 million (ZAR 1.3 billion) compared to cash provided by operating activities of $91.4 million (ZAR 1.3 billion) for the year to date of fiscal 2017. Excluding the impact of interest received, interest paid on our Korean and South Africa debt and taxes presented in the table below, the increase relates primarily to the receipt of certain working capital loans outstanding, offset partially by the expansion of our South African lending book and weaker trading activity during fiscal 2018 compared to 2017.

During the year to date of fiscal 2018, we paid South African tax of $17.7 million (ZAR 231.2 million) related to our 2018 tax year in South Africa. During the year to date of fiscal 2018, we made an additional tax payment of $1.9 million (ZAR 25.3 million) related to our 2017 tax year in South Africa and received a refund of approximately $0.4 million (ZAR 5.2 million) related to taxes overpaid in previous tax years in South Africa. We also paid taxes totaling $3.7 million in other tax jurisdictions, primarily South Korea. During the year to date fiscal 2017, we paid South African tax of $18.2 million (ZAR 252.0 million) related to our 2017 tax year and $1.6 million (ZAR 22.4 million) related to prior tax years. We also received a refund of approximately $1.4 million (ZAR 18.9 million) related to taxes overpaid in previous tax years in South Africa. We paid dividend withholding taxes of $1.5 million (ZAR 21.3 million) during the year to date fiscal 2017. We also paid taxes totaling $7.8 million in other tax jurisdictions, primarily South Korea.

  Taxes paid during the year to date of fiscal 2018 and 2017 were as follows:

Table 14	Nine months ended March 31,
	2018	2017	2018	2017
	$	$	ZAR	ZAR
	‘000	‘000	‘000	‘000
First provisional payments	17,739	18,192	231,200	251,968
Taxation paid related to prior years	1,921	1,624	25,256	22,365
Taxation refunds received	(409)	(1,369)	(5,211)	(18,878)
Dividend withholding taxation	-	1,471	-	21,300
Total South African taxes paid	19,251	19,918	251,245	276,755
Foreign taxes paid	3,674	7,780	48,510	105,748
Total tax paid	22,925	27,698	299,755	382,503

Cash flows from investing activities

Third quarter

Cash used in investing activities for the third quarter of fiscal 2018 includes capital expenditure of $4.2 million (ZAR 50.5 million), primarily for the acquisition of data processing computer equipment and payment processing terminals in Korea and ATMs in South Africa. We also paid approximately $11.1 million for an additional 5% interest in Bank Frick, provided a $10.6 million (ZAR 126.0 million) loan to DNI and paid $7.5 million (ZAR 89.3 million) for an additional 4% interest in DNI.

Cash used in investing activities for the third quarter of fiscal 2017 includes capital expenditure of $1.9 million (ZAR 25.8 million), primarily for the acquisition of payment processing terminals in Korea. Our Korean capital expenditures have declined due to regulatory changes in South Korea, which now prohibit the provision of payment equipment to the majority of merchants. We also provided a $2.0 million loan to OneFi, the holding company of our Nigerian investment.

Year to date

Cash used in investing activities for the year to date of fiscal 2018 includes capital expenditure of $7.8 million (ZAR 100.6 million), primarily for the acquisition of data processing computer equipment and payment processing terminals in Korea and ATMs in South Africa. We also paid approximately $151.0 million (ZAR 2.0 billion) for a 15% interest in Cell C, $79.5 million (ZAR 1.0 billion) for a 49% interest in DNI, $51.9 million for a 35% interest in Bank Frick, provided a $10.6 million (ZAR 126.0 million) loan to DNI and paid $9.0 million for a 7.625% interest in a listed note.

Cash used in investing activities for the year to date fiscal 2017 includes capital expenditure of $8.5 million (ZAR 117.0 million), primarily for the acquisition of payment processing terminals in Korea. We also paid approximately $15.3 million for a 7.5% interest in MobiKwik; provided a $10.0 million loan to Finbond; provided a $2.0 million loan to OneFi and paid approximately $2.9 million and $1.7 million, respectively, net of cash received, to acquire 100% of each of Masterpayment Financial Services and Pros Software’s ordinary shares.

Cash flows from financing activities

Third quarter

During the third quarter of fiscal 2018, we made a scheduled South African debt facility payment of $17.7 million (ZAR 187.5 million) and also utilized this facility to partially fund our additional investment in DNI. We also utilized $9.8 million of our overdraft facilities and repaid $42.6 million of these facilities.

During the third quarter of fiscal 2017, we sold five million shares of our common stock for $45.0 million and received approximately $0.6 million from the exercise of stock options. We also utilized approximately $0.3 million of our Korean borrowings to pay quarterly interest due.

Year to date

During the year to date fiscal 2018, we utilized approximately $113.2 million (ZAR 1.46 billion) of our South African facility to partially fund our investments in Cell C and DNI and utilized approximately $0.3 million of our Korean facility to pay a portion of our quarterly interest due. We made accumulated scheduled South African debt facility payments of $44.4 million (ZAR 562.5 million) and made a $16.6 million payment to settle our outstanding South Korean debt facility in full. We also utilized $42.4 million of our overdraft facilities and repaid $57.0 million of these facilities.

During the year to date fiscal 2017, we sold five million shares of our common stock for $45.0 million and received approximately $0.6 million from the exercise of stock options. We also paid approximately $31.6 million to repurchase 3,137,609 shares of our common stock and also paid $0.5 million, on July 1, 2016, related to settlement of amounts outstanding related to the repurchases at the end of June 2016. We also made a $28.5 million unscheduled repayment of our Korean debt utilized approximately $0.5 million of our Korean borrowings to pay quarterly interest due. In addition, we paid a guarantee fee of $1.1 million related to the guarantee issued by RMB and paid a dividend of approximately $0.6 million to certain of our non-controlling interests.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Expenditures

We expect capital spending for the fourth quarter of fiscal 2018 to primarily include the acquisition of payment terminals for the expansion of our operations in Korea and expansion of our ATM infrastructure and branch network in South Africa.

Our capital expenditures for the third quarter of fiscal 2018 and 2017 are discussed under “—Liquidity and Capital Resources—Cash flows from investing activities.” All of our capital expenditures for the past three fiscal years were funded through internally generated funds. We had outstanding capital commitments as of March 31, 2018, of $0.5 million related mainly to the procurement of ATMs. We expect to fund these expenditures through internally generated funds.

Contingent Liabilities, Commitments and Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2018:

Table 15	Payments due by Period, as of March 31, 2018 (in $ ’000s)
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years
South African long-term debt obligations (A)	82,061	61,783	20,278	-	-
Contingent amount related to DNI investment (B)	44,480	-	44,480	-	-
Short-term credit facilities	3,400	3,400	-	-	-
Operating lease obligations	10,307	4,760	3,719	1,828	-
Purchase obligations	2,637	2,637	-	-	-
Capital commitments	450	450	-	-	-
Other long-term obligations (C)(D)	2,901	-	-	-	2,901
Total	146,236	73,030	68,477	1,828	2,901

(A)	– Includes $75.9 million of long-term debt and interest payable at the rate applicable on March 31, 2018, under our South Africa debt facility.
(B)

– Under the DNI transaction agreements, we will make an additional subscription of ZAR 126 million ($10.7 million) if all agreed conditions are met. In addition, under the amended DNI transaction agreements, we are obliged to pay to DNI an additional amount not exceeding ZAR 400 million ($33.8 million) in cash, subject to DNI achieving certain performance targets and assuming that we proceed with the additional ZAR 126.0 million equity subscription.

(C)	– Includes policyholder liabilities of $2.7 million related to our insurance business. All amounts translated at exchange rates applicable as of March 31, 2018.
(D)

– We have excluded a cross-guarantees in the aggregate amount of $9.1 million issued as of March 31, 2018, to Nedbank to secure guarantees it has issued to third parties on our behalf as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded contractual commitments to invest approximately $15 million in MobiKwik, subject to the achievement of certain contractual conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the tables below, see Note 5 to the unaudited condensed consolidated financial statements for a discussion of market risk.

The following table illustrates the effect on our annual expected interest charge, translated at exchange rates applicable as of March 31, 2018, as a result of changes in JIBAR rates. The effect of a hypothetical 1% (i.e. 100 basis points) increase and a 1% decrease in each of JIBAR rates as of March 31, 2018, are shown. The selected 1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2018
Table 16				Estimated annual
	Annual			expected interest
	expected			charge after
	interest	Hypothetical		hypothetical change in
	charge	change in		JIBAR
	($ ’000)	JIBAR		($ ’000)
Interest on South Africa long-term debt (JIBAR)	7,448	1%		8,207
		(1%	)	6,689

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Constitutional Court order regarding extension of contract with SASSA for six months for cash payment

Further to the South African Constitutional Court’s March 17, 2017 order regarding the continued payment of social grants after the original expiration of our SASSA contract and the directives related to such order, SASSA and certain other parties, including the independent panel of experts appointed by the Constitutional Court, have made various submissions to the Constitution Court. Argument was heard on March 6, 2018 and on March 23, 2018, the Constitutional Court issued an order that SASSA and CPS have a constitutional obligation to pay social welfare grants and that the contract between SASSA and CPS, for the payment of social grants to beneficiaries who are paid in cash (i.e. those grant recipients who receive their grants at pay points), be extended for a further six months to September 30, 2018. The Constitutional Court’s order provides for the payment of these grants under the extended contract’s terms and conditions. The Constitutional Court permitted CPS to request National Treasury to evaluate and recommend the price to be charged by CPS for the payment of grants in cash under the extended contract. National Treasury submitted its recommendations to the Constitutional Court on April 30, 2018, proposing fee levels that were materially lower than we had requested, but significantly higher than the current fee levels. We are in the process of submitting a responding affidavit to the Constitutional Court but until it makes an order in this matter we do not have certainty around our compensation for providing this service.

The Constitutional Court included public accountability provisions in its March 2018 order that impact CPS directly. These provisions are similar to those included in the Constitutional Court’s April 2014 and March 2017 orders and require CPS to provide SASSA with an independently audited statement of expenses incurred, income received and profit earned under the contract. SASSA is also required to obtain an independent audit of the audited information provided by CPS. Furthermore, the Constitutional Court instructed SASSA to send this audited information to National Treasury for its approval prior to submission to the Constitutional Court.

The Constitutional Court also included public accountability provisions in its March 2018 order that impact the Minister of Social Development and SASSA. These provisions are similar to those included in the Constitutional Court’s March 2017 order and require the Minister and SASSA to file reports with the Constitutional Court at the end of every month, commencing in April 2018 and ending in August 2018, regarding the implementation of the Constitutional Court’s order. The Minister and SASSA are also required to immediately report and explain any material changes, and the consequences of such changes, to the circumstances included in the reports previously submitted to the Constitutional Court.

The Constitutional Court also ordered SASSA to ensure that the payment method determined by it must (i) adequately safeguard beneficiaries’ personal data obtained during the payment process and ensure that such data remains private and not used for any purpose other than the payment of grants; and (ii) preclude a contracting party from inviting beneficiaries to “opt-in” to share confidential information for the marketing of goods and services.

The independent panel of experts appointed by the Constitutional Court was ordered to (i) evaluate the implementation of the cash payment of social grants from the date of the order until September 2018, (ii) evaluate the steps proposed and taken by SASSA for any competitive bidding process or any other processes aimed at the appointment of a new contract or contracts for the cash payment of social grants by SASSA, (iii) evaluate the steps proposed or taken by SASSA for SASSA itself to administer and pay grants in the future, and (iv) file reports with the Constitutional Court, by the 15th of each month from May 2018 to September 2018, related to the period from April 1, 2018 to the date of each report, describing the steps that the panel has taken to evaluate the matters referred to in (i) through (iii) above, the results of their evaluation and any recommendations.

On February 6, 2018, CPS applied to the Constitutional Court requesting clarity on whether CPS may participate in any future SASSA tender processes. On February 23, 2018, the Constitutional Court ordered that CPS may participate in the new SASSA tender process, which commenced in December 2017.

Challenge to payment by SASSA of additional implementation costs

As we previously disclosed, in June 2014, we received approximately ZAR 277.0 million, excluding VAT, from SASSA, related to the recovery of additional implementation costs we incurred during the beneficiary re-registration process in fiscal 2012 and 2013. After the award of the tender, SASSA requested that we biometrically register all social grant beneficiaries (including child grant beneficiaries) and collect additional information for each child grant recipient. We agreed to SASSA’s request and, as a result, we performed approximately 11.0 million additional registrations beyond those that we contracted to register for the quoted service fee. Accordingly, we sought reimbursement from SASSA, supported by a factual findings certificate from an independent auditing firm. SASSA agreed to pay us the ZAR 277.0 million as full settlement of the additional costs we incurred.

In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court of South Africa seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve a payment to us of ZAR 317.0 million (approximately ZAR 277 million, excluding VAT) and directing us to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We were named as a respondent in this legal proceeding.

On February 22, 2018, the matter was heard by the Gauteng Division, Pretoria of the High Court of South Africa, or High Court. On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, we filed an application seeking leave to appeal the whole order and judgment of the High Court with the High Court because we believe that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court rejected the application seeking leave to appeal. CPS is in the process of filing an application seeking leave to appeal the whole order and judgment of the High Court with the Supreme Court of Appeal. However, we cannot predict whether leave to appeal will be granted or if granted, how the Supreme Court of Appeal would rule on the matter.

Litigation regarding legality of debit orders under Social Assistance Act Regulations

As we previously disclosed, each of SASSA and the Black Sash Trust, a non-governmental organization served applications petitioning the South African Supreme Court of Appeal to grant them leave to appeal to either the Supreme Court or to a full bench of the High Court.

On September 29, 2017, the Supreme Court referred the petitions to oral argument. The record of appeal has been filed and SASSA and the Black Sash filed their respective written arguments on February 28, 2018, and we filed our written arguments on March 28, 2018. We await a hearing date from the Supreme Court.

We believe that SASSA’s and the Black Sash’s claims are without merit, and we intend to defend against them vigorously. However, we cannot predict how the courts will rule on the matter.

NCR application for the cancelation of Moneyline’s registration as a credit provider

Our appeal of the November 27, 2015, High Court ruling in this matter was initially scheduled to be heard on December 6, 2017, however, the matter was subsequently removed from the roll and a new hearing date has not been set. If we are successful, it will dispose of the application. If we do not prevail, then the National Credit Regulator’s, or NCR’s, application will be set down before the Consumer Tribunal for argument on the main issues raised by the NCR. We cannot predict the outcome of this litigation.

Item 1A. Risk Factors

See “Item 1A RISK FACTORS” in Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, for a discussion of risk factors relating to (i) our business, (ii) operating in South Africa and other foreign markets, (iii) government regulation, and (iv) our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Unless CPS secures a guaranteed minimum monthly payment for the services it provides under the SASSA contract which at least covers its operational costs, CPS will operate at a loss and may not have the financial resources to continue its business, which would likely have a material adverse effect on our results of operations, financial position and cash flows.

On March 23, 2018, the Constitutional Court ordered that SASSA and CPS have a constitutional obligation to pay social welfare grants and that the contract between SASSA and CPS for the payment of social grants to beneficiaries who are paid in cash, be extended for six months to September 30, 2018. The Constitutional Court’s order provides for the payment of grants under the expiring contract’s terms and conditions, augmented by certain additional terms and conditions. CPS paid all approximately 11 million social welfare grant recipients, including those grants paid in cash, via a Grindrod Bank account under its expired contract.

The March 2018 Constitutional Court order requires CPS to pay approximately 1.9 million grant recipients at its pay points, which requires us to maintain and continue to operate our proprietary biometrically-enabled UEPS/EMV system. The payment of grants in cash at pay points is widely accepted as the most expensive component of the South African grant payment process. In fact, in its November 16, 2017 report, the independent panel of experts appointed by the Constitutional Court determined that the cost to CPS to pay social welfare grants at pay points at ZAR 50.00 per grant paid compared with ZAR 0.50 per grant paid electronically into a bank account. Therefore, in order to comply with the Constitutional Court’s order to pay grants at pay points, CPS will be required to continue to incur the ongoing employment costs related to the vast majority of its staff as well as costs associated with the payment infrastructure (including security, leased premises, cash transportation costs, bank charges and vehicle expenses) regardless of the number of grants actually paid.

In the same order, the Constitutional Court permitted CPS to request National Treasury to evaluate and recommend the price to be charged by CPS for the payment of grants in cash under the extended contract. National Treasury submitted its recommendations to the Constitutional Court on April 30, 2018 proposing fee levels that were materially lower than we had requested, but significantly higher than the current fee levels. We are in the process of submitting a responding affidavit to the Constitutional Court but until it makes an order in this matter we do not have certainty around our compensation for providing this service.

We have been ordered by the High Court to repay to SASSA certain reimbursed implementation costs. We are appealing this decision, but if we are unsuccessful and are ultimately required to repay substantial monies to SASSA, such repayment would adversely affect our results of operations, financial position and cash flows.

In March 2015, Corruption Watch, a South African non-profit civil society organization, commenced a legal proceeding in the High Court seeking an order by the Court to review and set aside the decision of SASSA’s Chief Executive Officer to approve a payment to us of ZAR 317.0 million (approximately ZAR 277 million, excluding VAT) and directing us to repay the aforesaid amount, plus interest. Corruption Watch claimed that there was no lawful basis to make the payment to us, and that the decision was unreasonable and irrational and did not comply with South African legislation. We were named as a respondent in this legal proceeding.

On February 22, 2018, the matter was heard by the Gauteng Division, Pretoria of the High Court of South Africa. On March 23, 2018, the High Court ordered that the June 15, 2012 variation agreement between SASSA and CPS be reviewed and set aside. CPS was ordered to refund ZAR 317.0 million to SASSA, plus interest from June 2014 to date of payment. On April 4, 2018, we filed an application seeking leave to appeal the whole order and judgment of the High Court because we believe that the High Court erred in its application of the law and/or in fact in its findings. On April 25, 2018, the High Court rejected the application seeking leave to appeal. CPS is in the process of filing an application seeking leave to appeal the whole order and judgment of the High Court with the Supreme Court of Appeal. However, we cannot predict whether leave to appeal will be granted or if granted, how the Supreme Court of Appeal will rule on the matter.

In addition, in an April 2014 ruling, the Constitutional Court ordered SASSA to re-run the tender process and required us to file with the Court, after completion of our SASSA contract in March 2017, an audited statement of our expenses, income and net profit under the contract. The March 2018 Constitutional Court order contains a similar requirement that we file an audited statement of our expenses, income and net profit within 30 days of the completion of the contract. We expect to file the required information with the Constitutional Court as ordered. Parties to the March 2018 court proceedings also requested the Constitutional Court to consider further orders, including the repayment of any profits derived by CPS under its SASSA contract. The Constitutional Court did not provide such order in its March 2018 order; however, one or more third parties may in the future institute litigation challenging our right to retain a portion of the amounts we will have received from SASSA under our contract. We cannot predict whether any such litigation will be instituted, or if it is, whether it would be successful.

Any successful challenge to our right to receive and retain payments from SASSA that requires substantial repayments would adversely affect our results of operations, financial position and cash flows.

We may not achieve the expected benefits from our recent Cell C and DNI investments.

We have recently invested more than $230 million, in aggregate, to acquire a 15% interest in Cell C Proprietary Limited and a 49% interest in DNI-4PL Contracts Proprietary Limited (“DNI”). We believe that there are potential synergies that we can derive from each of these transactions, including the integration of certain of our service offerings with those of Cell C and DNI. However, we may not realize some or any of the benefits we expect to achieve from these investments.

Attempting to integrate these service offerings may be disruptive to us, and we may not be able to integrate these offerings successfully. Even if we are able to achieve this integration, our customers may not use these services to the extent that we expect they will. Any such failure could adversely impact our business or the businesses of Cell C and DNI, which could, in turn, reduce the value of our investments in them. Additionally, attempting to integrate Cell C’s and DNI’s offerings with our own may adversely impact our other business and operational relationships. Our inability to achieve the expected synergies from the Cell C and DNI transactions may have a material adverse effect on our business, results of operations or financial condition. In addition, Cell C and DNI may not be able to deliver on their proposed business plans, which may adversely affect, or impair, the carrying value of our investments in them.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

			Incorporated by Reference Herein
Exhibit		Included
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.80*	Contract of Employment, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.80	March 1, 2018
10.81*	Restrictive Covenants Agreement, effective March 1, 2018, between Net1 Applied Technologies South Africa Proprietary Limited and Alexander Michael Ramsay Smith		8-K	10.81	March 1, 2018
10.82*	Employment Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.82	March 1, 2018
10.83*	Restrictive Covenants Agreement, effective March 1, 2018, between Net 1 UEPS Technologies, Inc. and Alexander Michael Ramsay Smith		8-K	10.83	March 1, 2018
10.84	Amendment and Restatement Agreement, dated March 9, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, Net 1 UEPS Technologies, Inc., the parties listed in Part I of Schedule 1 thereto, as the original guarantors, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as an arranger, Nedbank Limited (acting through its Corporate and Investment Banking division), as an arranger, the parties listed in Part II of Schedule 1 thereto, as the original lenders, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.84	March 9, 2018
10.85	Senior Facility D Agreement, dated March 9, 2018, among Net1 Applied Technologies South Africa Proprietary Limited, FirstRand Bank Limited (acting through its Rand Merchant Bank division), as original lender, and FirstRand Bank Limited (acting through its Rand Merchant Bank division), as agent.		8-K	10.85	March 9, 2018
10.86	Tranche I Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.		8-K	10.86	March 9, 2018
10.87	Tranche II Subscription Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.		8-K	10.87	March 9, 2018
10.88	Net1 Loan Agreement, dated March 8, 2018, among Net1 Applied Technologies South Africa Proprietary Limited and DNI–4PL Contracts Proprietary Limited.		8-K	10.88	March 9, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act	X
32	Certification pursuant to 18 USC Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2018.

NET 1 UEPS TECHNOLOGIES, INC.

By: /s/ Herman G. Kotzé

Herman G. Kotzé
Chief Executive Officer

By: /s/ Alex M.R. Smith

Alex M.R. Smith
Chief Financial Officer, Treasurer and Secretary